Form 10-Q
period 2005-06-17
DiamondRock Hospitality Co
filed 2005-08-01
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 17, 2005.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32514

DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State of Incorporation)	(I.R.S. Employer Identification No.)

10400 Fernwood Road, Suite 300, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(301) 380-7100
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒     Yes     ☐    No

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐     Yes     ☒    No

          The registrant had 50,815,864 shares of its $0.01 par value common stock outstanding as of August 1, 2005.

Table of Contents

INDEX

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
June 17, 2005 and December 31, 2004

	June 17, 2005	December 31, 2004

	(Unaudited)
ASSETS
Property and equipment, at cost	$355,586,800	$286,727,306
Less: accumulated depreciation	(9,821,511)	(1,084,867)

	345,765,289	285,642,439
Deferred financing costs, net	2,512,687	1,344,378
Restricted cash	19,551,276	17,482,515
Due from hotel managers	3,190,795	2,626,262
Purchase deposits and pre-acquisition costs	11,295,442	3,272,219
Prepaid and other assets	2,350,923	4,340,259
Cash and cash equivalents	273,125,031	76,983,107

Total assets	$657,791,443	$391,691,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage debt, at face amount	$156,439,719	$177,827,573
Debt premium	2,869,507	2,944,237

Total debt	159,309,226	180,771,810
Deferred income related to key money	6,425,826	2,490,385
Unfavorable lease liability	5,458,848	5,776,946
Due to hotel managers	680,226	3,985,795
Dividends declared and unpaid	1,693,125	—
Accounts payable and accrued expenses	7,668,851	3,078,825

Total other liabilities	21,926,876	15,331,951

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 50,815,864 and 21,020,100 shares issued and outstanding at June 17, 2005 and December 31, 2004, respectively	508,159	210,201
Additional paid-in capital	489,250,873	197,494,842
Accumulated deficit	(13,203,691)	(2,117,625)

Total shareholders’ equity	476,555,341	195,587,418

Total liabilities and shareholders’ equity	$657,791,443	$391,691,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarter Ended June 17, 2005 and the Period from January 1, 2005 to June 17, 2005

	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2005 to June 17, 2005

	(Unaudited)	(Unaudited)
Rooms	$23,833,517	$42,501,868
Food and beverage	7,791,155	14,205,252
Other	1,891,044	3,157,377

Total revenues	33,515,716	59,864,497

Operating Expenses:
Rooms	5,598,776	10,586,057
Food and beverage	5,680,917	10,762,154
Management fees	1,210,846	2,109,011
Other hotel expenses	12,746,028	24,360,713
Depreciation and amortization	4,340,984	8,703,130
Corporate expenses	5,937,309	7,946,739

Total operating expenses	35,514,860	64,467,804

Operating loss	(1,999,144)	(4,603,307)

Other Expenses (Income):
Interest income	(284,049)	(560,827)
Interest expense	3,630,470	6,484,739

Total other expenses/(income)	3,346,421	5,923,912

Loss before income taxes	(5,345,565)	(10,527,219)
Income tax expense	(478,990)	(558,847)

Net loss	$(5,824,555)	$(11,086,066)

Loss per share:
Basic and diluted	$(0.20)	$(0.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period from
January 1, 2005 to June 17, 2005

Period from January 1, 2005 to June 17, 2005

(Unaudited)
Cash flows from operating activities:
Net loss	$(11,086,066)
Adjustments to reconcile net loss to net cash provided by operating activities:
Property depreciation and amortization	8,703,130
Non-cash straight line ground rent	3,180,110
Non-cash financing costs as interest	960,062
Market value adjustment to interest rate caps	(8,445)
Amortization of debt premium and unfavorable lease liability	(140,577)
Amortization of deferred income and corporate depreciation	(64,559)
Stock-based compensation	4,969,510
Income tax expense	558,847
Changes in assets and liabilities:
Prepaid expenses and other assets	1,438,934
Due to/from hotel managers	(3,870,102)
Accounts payable and accrued expenses	(371,406)

Net cash provided by operating activities	4,269,438

Cash flows from investing activities:
Hotel acquisition and capital expenditures	(65,806,012)
Receipt of deferred key money	4,000,000
Cash paid for restricted cash at acquisition	(10,000,000)
Change in restricted cash	879,924
Purchase deposits and pre-acquisition costs	(10,927,784)

Net cash used in investing activities	(81,853,872)

Cash flows from financing activities:
Proceeds from mortgage debt	44,000,000
Repayments of mortgage debt	(56,948,685)
Scheduled mortgage debt principal payments	(1,387,854)
Payment of financing costs	(2,128,371)
Proceeds from sale of common stock	291,799,785
Payment of costs related to sale of common stock	(1,608,517)

Net cash provided by financing activities	273,726,358

Net increase in cash and cash equivalents	196,141,924
Cash and cash equivalents, beginning of period	76,983,107

Cash and cash equivalents, end of period	$273,125,031

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,962,359

Cash paid for income taxes	$1,114,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.     Organization

          DiamondRock Hospitality Company (the “Company”) is a self-advised real estate company that owns, acquires and invests in upper upscale and upscale hotel properties located primarily in North America. To a lesser extent, the Company invests, on a selective basis, in premium limited-service and extended-stay hotel properties in urban locations.  We began operations in July 2004 when we completed a private placement of our common stock.  Accordingly, we do not present comparable quarter or year to date statements of operations or cash flows for the comparable periods in 2004.

          As of the end of the fiscal quarter, we owned seven hotels, comprising 2,357 rooms, located in the following markets: New York City (2 hotels), Washington D.C., Los Angeles, Salt Lake City, Northern California and Lexington, Kentucky for purchase prices aggregating approximately $368.0 million (including pre-funded capital improvements).  Subsequent to the end of the fiscal quarter, we acquired seven hotels, comprising an additional 3,280 rooms, located in Los Angeles, Fort Worth, Texas, St. Thomas, U.S. Virgin Islands, Atlanta, Georgia, Vail, Colorado, Buckhead, Georgia and Oak Brook, Illinois for contractual purchase prices aggregating $475.1 million (including pre-funded capital improvements).

           The Company completed its initial public offering on June 1, 2005, issuing an additional 29,785,764 shares of common stock (including the underwriters’ purchase of the over-allotment option for 3,698,764 shares) at a price of $10.50 per share, resulting in net proceeds, before deducting offering expenses, of approximately $291.8 million.

          We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership.  In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly-owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except with respect to the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we will elect to be treated as a TRS.

2.     Summary of Significant Accounting Policies

Basis of Presentation

          We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2004 and the period from May 6, 2004 (Inception) to December 31, 2004 included in our Registration Statement on Form S-11 (Registration No. 333-123809) dated May 25, 2005.

          In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 17, 2005 and the results of our operations for the quarter and year-to-date periods ended June 17, 2005, respectively and cash flows for the period from January 1, 2005 to June 17, 2005.  Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Reporting Periods

          The results we report in our condensed consolidated statements of operations are based on results reported to us by our hotel manager.  Marriott International, Inc., the manager of all of our properties as of June 17, 2005, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In addition, the Company, as a REIT, is required by tax laws to report results on the calendar year. As a result, we elected to adopt the reporting period used by Marriott International, modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

          Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

          The Company’s financial statements include all of the accounts of the Company and its subsidiaries in accordance with accounting principles generally accepted in the United States of America. All intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net loss, adjusted for dividends on unvested stock grants, by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period plus other potentially dilutive securities such as  stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is shown for the potentially dilutive effect of 738,000 restricted shares, as the impact is anti-dilutive during periods when the Company incurs a net loss and, accordingly, diluted loss per share is equal to basic loss per share.

Stock-based Compensation

          The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. For restricted stock awards, the total compensation expense is equal to the number of shares awarded multiplied by the average price of the Company’s common stock on the date of the award, less the purchase price for the stock, if any. The compensation expense is recorded over the period in which the restrictions lapse (i.e., vesting period).

Key Money

          Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Deferred key money is classified as deferred income in the accompanying consolidated balance sheet and amortized against management fees on the accompanying consolidated statement of operations.

Straight-Line Rent

          The Company records rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis as required by accounting principles generally accepted in the United States.

Use of Estimates

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) established standards for companies in the recognition of compensation cost relating to share based payment transactions in the financial statements. The impact of adopting this statement is expected to be minimal.

3.     Property and Equipment

          Property and equipment as of June 17, 2005 (unaudited) and December 31, 2004 consists of the following:

	June 17, 2005	December 31, 2004

Land	$35,561,000	$28,320,000
Land improvements	5,593,922	5,593,922
Buildings	283,892,635	231,300,990
Furniture, fixtures and equipment	27,724,154	21,287,175
Corporate office equipment	312,723	—
CIP	2,502,366	225,219

	355,586,800	286,727,306
Less: accumulated depreciation	(9,821,511)	(1,084,867)

	$345,765,289	$285,642,439

4.     Capital Stock

Common Shares

          The Company is authorized to issue up to 100,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by the Company’s board of directors.

          On June 1, 2005, the Company consummated its initial public offering of common stock, selling 29,785,764 shares (including the underwriters’ purchase of the over-allotment option of 3,698,764 shares) at a price of $10.50 per share.  We received net proceeds (after deducting offering expenses) of approximately $288.7 million.

5.     Stock Incentive Plan

As of June 17, 2005, the Company has issued or committed to issue 1,120,500 shares of our common stock under our 2004 Stock Option and Incentive Plan, including 738,000 shares of restricted common stock and a commitment to issue 382,500 shares of deferred common stock. The commitment represents the promise of the Company to issue a number of shares of the Company’s common stock upon the earlier of (i) a sale event or (ii) five years after the date of grant.

          As of June 17, 2005, the Company’s directors, officers and employees have been awarded 738,000 shares of restricted common stock.  None of the recipients was required to pay for such shares of common stock. Shares issued to our directors were fully vested upon issuance and compensation expense of $105,000 during the fiscal quarter ended June 17, 2005 was recognized upon grant.  Shares issued to our officers’ and employees vest over a three year period from the date of the grant. We recorded compensation expense over the three year vesting period related to the restricted common stock of officers’ and employees’ equal to approximately $1.1 million during the period from January 1, 2005 to June 17, 2005.

          In addition, at the time of the initial public offering, the Company committed to issue 382,500 shares of deferred common stock to the Company’s senior executive officers.  These deferred stock awards are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a sale event or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring the shares until the fifth anniversary of the initial public offering completion date.  For the fiscal quarter ended June 17, 2005, the Company recorded $3,736,250, of stock-based compensation expense related to this deferred common stock award, which is included in corporate expenses in the accompanying statements of operations.

          In total, for the period from January 1, 2005 to June 17, 2005 and the fiscal quarter ended June 17, 2005, the Company recorded $4,969,510 and $4,420,665, respectively, of stock-based compensation expense related to these awards which is included in corporate expenses in the accompanying statement of operations.

6.     Earnings Per Share

          Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings per share is calculated by dividing net income available to common shareholders, that has been adjusted for dilutive securities, by the weighted average number of common shares outstanding including dilutive securities.  No effect is shown for securities that are anti-dilutive.

          The following is a reconciliation of the calculation of basic and diluted earnings per share (unaudited):

	Quarter Ended June 17, 2005	Period from January 1, 2005 to June 17, 2005

Basic Earnings per Share Calculation:
Numerator:
Net loss	$(5,824,555)	$(11,086,066)
Dividends on unvested restricted common stock	(24,059)	(24,059)

Net income (loss) after dividends on unvested restricted common stock	$(5,848,614)	(11,110,125)

Weighted-average number of common shares outstanding—diluted	28,990,963	25,005,531

Basic loss per share	$(0.20)	$(0.44)

	Quarter Ended June 17, 2005	Period from January 1, 2005 to June 17, 2005

Diluted Earnings per Share Calculation:
Numerator:
Net loss	$(5,824,555)	$(11,086,066)
Dividends on unvested restricted common stock	(8,815)	(8,190)

Net income (loss) after dividends on unvested restricted common stock	$(5,833,370)	(11,094,256)

Weighted-average number of common shares outstanding—diluted	28,990,963	25,005,531

Diluted loss per share	$(0.20)	$(0.44)

7.     Debt

          The Company has incurred property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. The mortgage debt is recourse solely to specific assets, except for fraud, misapplication of funds and other customary recourse provisions. As of June 17, 2005, five of our seven hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios as well as restrictions to incur additional debt without lender consent.

          The following table sets forth information regarding the Company’s mortgage debt as of June 17, 2005 (unaudited):

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$44,567,936	5.195%
Marriott Salt Lake City Downtown	38,554,149	5.50%
Courtyard Manhattan / Fifth Avenue	23,000,000	LIBOR + 2.70 (5.95% as of June 17, 2005)
Marriott Griffin Gate Resort	30,746,145	5.11%
Bethesda Marriott Suites	19,571,489	7.69%

Total	$156,439,719

          The Company repaid the mortgage debt on The Lodge at Sonoma, a Renaissance Resort and Spa on June 16, 2005. The Company recorded a loss of approximately $179,000 related to the repayment. The loss consisted of the write off of the unamortized deferred financing costs and the early termination penalty and is classified within interest expense on the accompanying statements of operations.

          The Company repaid the $44 million mortgage debt on the Torrance Marriott on June 2, 2005 with approximately $37 million of cash and the application of $7 million restricted cash held in escrow. The Company recorded a loss of approximately $526,000 related to the repayment which consisted of the write off of the unamortized deferred financing costs. The loss is classified within interest expense on the accompanying statements of operations.

          On July 8, 2005 the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility.  On July 29, 2005, the Company made a $5 million draw under this credit facility.

          On June 23, 2005 connection with our acquisition of the Marriott Los Angeles Airport and the Renaissance Worthington (Fort Worth), we entered into mortgages that aggregate $140.0 million. These borrowings consist of a $82.6 million mortgage on the Marriott Los Angeles Airport and a $57.4 million mortgage on the Renaissance Worthington. Each loan is secured by a first mortgage lien on the applicable hotel.  Interest on each of the mortgages are fixed at a rate equal to 5.30%, in the case of the Marriott Los Angeles Airport mortgage debt, and at 5.40%, in the case of the Renaissance Worthington mortgage debt. Until August 11, 2009 with respect to the Renaissance Worthington loan, we will only pay interest. From and after August 11, 2009 with respect to the Renaissance Worthington loan, we will pay interest and principal, with the amount of principal being determined based upon a 30-year amortization schedule. The Marriott Los Angeles Airport loan is interest only for the full term. For each loan, we will be obligated to repay all unpaid principal on July 11, 2015.

          On July 29, 2005, the Company closed on mortgage debt on the Marriott Frenchman’s Reef and Morning Star Resort.  The mortgage debt has a principal balance of $62.5 million, a term of 10 years, bears interest at 5.44 percent, and is interest only for the first three years and then amortizes on a 30-year schedule.

8.     Acquisitions

          On January 5, 2005, the Company acquired the Torrance Marriott, a 487-room hotel located in Torrance, California for total consideration of approximately $72 million (including working capital). Transaction costs of $353,000 were incurred and capitalized in conjunction with the acquisition. The hotel will continue to be managed by a subsidiary of Marriott under a new management agreement. In early 2005, Marriott paid the Company’s taxable REIT subsidiary $3.0 million of key money in exchange for the right to manage the hotel pursuant to the management agreement. The key money is being deferred and recognized over the term of the management agreement. The Company entered into $44 million of mortgage debt on the Torrance Marriott. This interest only mortgage debt bore interest at LIBOR plus 2.50% and was paid off on June 2, 2005. The Company is planning to complete a $10 million renovation of the hotel during 2005 and 2006.

          On June 23, 2005, the Company acquired a portfolio of four hotels (Renaissance Worthington Hotel, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Marriott Los Angeles Airport) from affiliates of Capital Hotel Investments, LLC (“CHI”) for approximately $317.9 million (including working capital). In connection with the purchase, the Company assumed the existing Marriott management agreements, which all expire in 2031 and provide for two 10-year extensions at Marriott’s option. These agreements provide for a base management fee of 3% of the applicable hotel’s gross revenues, and an incentive management fee of 25% of available cash flow (after payment of a 10.75% priority return on owner’s investment), which is not subordinated to debt service. In conjunction with this acquisition, the Company entered into an $82.6 million mortgage loan on the Marriott Los Angeles Airport and a $57.4 million mortgage loan on the Renaissance Worthington Hotel. These ten year mortgages bear annual fixed interest rates of 5.30% and 5.40% on the Marriott Los Angeles Airport and the Renaissance Worthington Hotel, respectively.

          On June 24, 2005 the Company acquired the Vail Marriott Mountain Resort & Spa from Vail Resorts, Inc. for approximately $64.4 million. A subsidiary of Vail Resorts, Inc. will continue to manage the hotel. The management agreement expires in 2020. The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of (i) 20%, if the hotel achieves operating profits above an 11% return on our invested capital or (ii) 25%, if the hotel achieves operating profits above a 15% return of invested capital, as defined.

          On July 22, 2005 the Company acquired the SpringHill Suites Buckhead for a contractual purchase price of $34.1 million. A subsidiary of Marriott International, Inc. will manage the hotel.  Marriott will pay the Company’s taxable REIT subsidiary $0.5 million of key money as an incentive to enter into the management agreement. The key money will be deferred and recognized over the term of the management agreement. The management agreement expires in 2035 and has two 10 year renewal options. The agreement provides for a base management fee that will range between 5% - 6.5% of the hotel’s gross revenues, and an incentive management fee of 25% of hotel operating profits above a 12% return on our invested capital.

          On July 29, 2005 the Company acquired the Oak Brook Hills Resort & Conference Center for a contractual purchase price of $64 million. The hotel will be converted to a full service Marriott.  A subsidiary of Marriott International, Inc. will manage the hotel.   Marriott will pay the Company’s taxable REIT subsidiary $2.5 million of key money in exchange for the right to manage the hotel pursuant to the management agreement. The key money will be deferred and recognized over the term of the management agreement.  The management agreement expires in 2035.  The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% of hotel operating profits above a 10.75% return on our invested capital.

          The preliminary purchase price allocations, including transaction costs, of the hotels to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change, are as follows (in thousands):

	CHI Portfolio	Vail	Torrance	Buckhead	Oak Brook

Land	$51,169	$5,800	$7,241	$3,900	$3,700
Building	238,191	52,463	51,504	28,179	55,759
Furniture, fixtures and equipment	16,383	5,000	3,409	2,310	4,800

Total fixed assets	305,743	63,263	62,154	34,389	64,259
FF&E escrow and restricted cash	11,456	—	10,000	—	—
Hotel working capital accrued liabilities and other assets, net	656	1,093	(152)	(306)	1,489

Purchase Price	$317,855	$64,356	$72,002	$34,083	$65,748

          The acquired properties are included in our results of operations from the respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions, with the exception of the SpringHill Suites Buckhead and the Oak Brook Hills Resort & Conference Center which are excluded from the pro forma results of operations below, as if each had occurred on the first day of the fiscal year presented.  In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the purchase price to land and buildings was made, and we will finalize the allocation after all information is obtained.

	Fiscal Quarter Ended June 17, 2005	Fiscal Quarter Ended June 18, 2004	Two Fiscal Quarters Ended June 17, 2005	Two Fiscal Quarters Ended June 18, 2004

Revenues	$72,011,528	$66,967,952	$147,010,254	$136,163,997

Net income	2,615,962	847,165	8,675,901	5,513,566

Earnings per share - Basic	$0.09		$0.35

Earnings per share - Diluted	$0.09		$0.35

9.     Dividends

          Our Board of Directors declared a cash dividend of $0.0326 per share for our common stock. The dividend was paid on June 28, 2005 to stockholders of record as of June 17, 2005.

10.    Commitments and Contingencies

Litigation

          The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Pension Fund Withdrawal Liability

          On March 31, 2005, the New York Hotel Trades Council and Hotel Association of New York City, Inc. Pension Fund (the “Fund”) sent the Company a Notice of Demand for Payment of Withdrawal Liability under Section 4202 of ERISA, with regard to the Company’s acquisition of the Courtyard Manhattan/Fifth Avenue and the related transfer of management of the hotel to Marriott. The Fund assessed a withdrawal liability of $484,242 under Section 4201 of ERISA. The Company concluded that this contingency was not probable and did not accrue the withdrawal liability.  On June 2, 2005, the Fund rescinded the Notice of Demand for Payment of Withdrawal Liability.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed in the Company’s Registration Statement on Form S-11 dated May 25, 2005 and other factors discussed from time to time in our periodic filings with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

          We are a real estate hospitality company that owns, acquires and invests in upper upscale and upscale hotel properties located primarily in North America. To a lesser extent, we may invest, on a selective basis, in limited service and extended stay hotel properties in urban locations. We began operations in July 2004 when we completed a private placement of our common stock.  We completed our initial public offering on June 1, 2005.

          We conduct substantially all of our operations through DiamondRock Hospitality Limited Partnership, our operating partnership. We are the sole general partner of our operating partnership and as a result we control the operating partnership. At present, we own 100% of the partnership units either directly or through our wholly-owned subsidiary, DiamondRock Hospitality, LLC.

          We intend to elect to be treated as a self-advised REIT, effective January 1, 2005. For us to qualify as a REIT, we cannot operate our hotel properties. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our TRS lessees, who in turn must engage one or more eligible independent contractors to manage our hotel properties. The leases generally provide for a fixed annual base rent plus percentage rent and certain other additional charges. We have entered into hotel management agreements with Marriott for all of our current hotel properties, except for the hotel management agreement relating to the Vail Marriott Mountain Resort & Spa, which is subject to a franchise agreement with Marriott. Our TRS lessees are consolidated into our financial statements for accounting purposes. However, because both our operating partnership and our TRS lessees are controlled by us, our principal source of funds on a consolidated basis come from the operations of our hotels properties. The earnings of our TRS lessees are subject to federal and state income tax similar to the tax assessed on other C corporations; such tax reduces our funds from operations and the cash available for distribution to our stockholders.

Industry Trends and Outlook

          We believe the hotel industry, as a whole, is continuing to recover from a pronounced downturn that occurred over the three-year period from 2001-2003. This recovery has been, and we expect it to continue to be, primarily driven by increased demand for hotel rooms as compared to increases in hotel room supply. According to Smith Travel Research, Inc., demand for hotel rooms, measured by total rooms sold, increased by 0.3% in 2002, 1.5% in 2003 and 4.7% in 2004 and is projected to increase by 4.0% in 2005. By comparison, hotel room supply grew by 1.6% in 2002, 1.2% in 2003 and 1.0% in 2004 and is projected to increase by 1.2% in 2005 as compared to its past 15-year historical annual average of 2.1%. As a result, we expect that sustained growth in demand and lower growth in supply will result in continued improvement of hotel industry fundamentals. Specifically, according to Smith Travel Research, Inc.:

•	Occupancy increased 3.7% in 2004 and is projected to increase by 2.8% in 2005;

•	Average daily rate, or ADR, increased by 4% in 2004 and is projected to increase by 4.2% in 2005; and

•	RevPAR increased by 7.8% in 2004 and is projected to increase by 7.1% in 2005.

          While we believe the trends in room demand and growth supply will result in continued improvement in hotel industry fundamentals, we cannot assure you that these trends will continue. The trends discussed above may not continue for any number of reasons, including an economic slowdown and world events outside of our control, such as terrorism. In the past, these events have adversely affected the hotel industry and if these events reoccur, they may adversely affect the industry in the future.

Key Indicators of Financial Condition and Operating Performance

          We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	ADR;

•	RevPAR;

•	EBITDA; and

•	FFO.

          Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. ADR and RevPAR include only room revenue. Room revenue comprised approximately 73% of our total revenues for the fiscal year ended December 31, 2004, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is calculated as the product of ADR and occupancy percentage, is another important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis.

          Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of Marriott and its brands.

          We also use EBITDA and FFO as measures of the financial performance of our business.  See “Non-GAAP Financial Matters.”

          As of June 17, 2005 the Company owned the following seven hotel properties

Property	Location	Number of Rooms

Courtyard Manhattan/ Midtown East	New York, New York	307
Torrance Marriott	Los Angeles County, California	487
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510
Marriott Griffin Gate Resort	Lexington, Kentucky	408
Bethesda Marriott Suites	Bethesda, Maryland	274
Courtyard Manhattan/ Fifth Avenue	New York, New York	189
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182

TOTAL		2,357

          Subsequent to June 17, 2005, the Company acquired the following seven hotel properties:

Property	Location	Number of Rooms

Renaissance Worthington	Fort Worth, Texas	504
Marriott Atlanta Alpharetta	Atlanta, Georgia	318
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	504
Marriott Los Angeles Airport	Los Angeles, California	1,004
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346
SpringHill Suites Buckhead	Buckhead, Georgia	220
Oak Brook Hills Resort & Conference Center	Oak Brook, Illinois	384

TOTAL		3,280

Significant highlights for the Fiscal Quarter ended June 17, 2005 and subsequent period are as follows:

•

Completed the Company’s initial public offering of our common stock on June 1, 2005.  The Company sold 29,785,764 shares of common stock, including 3,698,764 shares of common stock exercised in the underwriters’ over-allotment, at the initial public offering price of $10.50 per share. The net proceeds to the Company, after deduction of offering costs, were $288.7 million.

•	Closed on a $75 million senior secured revolving credit facility on July 8, 2005, which may be increased to $250 million subject to lender approval.

•	Completed the acquisition of the Vail Marriott on June 24, 2005.

•

Completed the acquisition of a portfolio of four hotels (Renaissance Worthington Hotel, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Marriott Los Angeles Airport) from affiliates of Capital Hotel Investments, LLC on June 23, 2005.

•	Completed the acquisition of the SpringHill Suites Buckhead on July 22, 2005.

•	Completed the acquisition of the Oak Brook Hills Resort & Conference Center on July 29, 2005.

•	Repaid the mortgage debt on the Lodge at Sonoma, a Renaissance Resort and Spa on June 16, 2005.

•	Repaid the mortgage debt on the Torrance Marriott on June 2, 2005.

•	Closed on the $62.5 million mortgage debt on the Frenchman’s Reef & Morning Star Marriott Beach Resort on July 29, 2005.

Results of Operations

Fiscal Quarter Ended June 17, 2005

          As of June 17, 2005, we owned seven hotel properties. Our total assets were $657.8 million as of June 17, 2005. Total liabilities were $181.2 million as of June 17, 2005, including $159.3 million of debt. Shareholders’ equity was approximately $476.6 million as of June 17, 2005. Our net loss for the fiscal quarter ended June 17, 2005 was $5.8 million.

          Revenue.    We had total revenues of $33.5 million for the fiscal quarter ended June 17, 2005. Revenue consists primarily of the room, food and beverage and other revenues from the initial seven hotels. The average occupancy of our hotels was 79.8% for the fiscal quarter ended June 17, 2005. The hotels collectively achieved an ADR of $151.13 and RevPAR of $120.53 during the fiscal quarter ended June 17, 2005. The RevPAR of the initial seven hotels increased 14.0% from the comparable period in 2004 when the hotels were under previous ownership.

          The following key hotel operating statistics are for all of our seven initial properties for the quarters ended June 17, 2005 and June 18, 2004.  The hotel operating statistics for the quarter ended June 18, 2004 reflect the results of operations of the hotels under previous ownership.

	Fiscal Quarter Ended June 17, 2005	Fiscal Quarter Ended June 18, 2004	% Change

Occupancy%	79.8%	77.9%	2.4%
ADR	$151.13	$135.69	11.4%
RevPAR	$120.53	$105.73	14.0%

          Hotel operating expenses.    Our hotel operating expenses totaled $25.2 million for the fiscal quarter ended June 17, 2005. Hotel operating expenses consist primarily of operating expenses of the initial seven hotels, including approximately $1.6 million of non-cash straight line ground rent expense.

          Depreciation and amortization expense.    Our depreciation and amortization expense totaled $4.3 million for the fiscal quarter ended June 17, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. The furniture, fixtures and equipment depreciable lives are less than one year for the Courtyard Midtown East, the Courtyard Fifth Avenue and the Bethesda Marriott Suites because these hotels will undergo significant renovations within the next year.

          Corporate expenses.    Our corporate expenses totaled $5.9 million for the fiscal quarter ended June 17, 2005. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.  The Company recorded an expense of $3,736,250 during the fiscal quarter ended June 17, 2005 as a result of the immediate vesting of the Company’s commitment to issue 382,500 shares of deferred Common Stock to the Company’s executive officers.

          Interest expense.    Our interest expense totaled $3.6 million for the fiscal quarter ended June 17, 2005. This interest expense related to mortgage debt incurred (or in one case acquired) in connection with our acquisition of our initial seven hotels.  As of June 17, 2005, the Company had property specific mortgage debt outstanding on five of its hotels. On four of the hotels, we had fixed rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. On the fifth hotel, the Company had variable rate secured debt, the interest of which is based on LIBOR plus a spread. The interest rate as of June 17, 2005 on this mortgage loan was 5.95%.   In addition, during the fiscal quarter ended June 17, 2005, the Company repaid the mortgage debt on the Torrance Marriott ($44 million) and the Lodge at Sonoma, a Renaissance Resort & Spa ($20 million).  In conjunction with the repayment of the mortgage on the Lodge at Sonoma, a Renaissance Resort & Spa, the Company incurred a prepayment penalty of approximately $50,000 which is classified as interest expense on the accompanying condensed consolidated statements of operations.  In conjunction with the repayment of these mortgages, the Company wrote off unamortized deferred financing fees of approximately $655,000 which is also classified as interest expense on the accompanying condensed consolidated statements of operations.

          Income taxes.    We recorded an expense for income taxes of $478,990 for the fiscal quarter ended June 17, 2005 arising from the pre-tax income of our TRS for the fiscal quarter ended June 17, 2005.

Period from January 1, 2005 to June 17, 2005

          As of June 17, 2005, we owned seven hotel properties. Our total assets were $657.8 million as of June 17, 2005. Total liabilities were $181.2 million as of June 17, 2005, including $159.3 million of debt. Shareholders’ equity was approximately $476.6 million as of June 17, 2005. Our net loss for the period from January 1, 2005 to June 17, 2005 was $11.1 million.

          Revenue.    We had total revenues of $59.9 million for the period from January 1, 2005 to June 17, 2005. Revenue consists primarily of the room, food and beverage and other revenues from the initial seven hotels. The average occupancy of our hotels was 74.8% for the period from January 1, 2005 to June 17, 2005. The hotels collectively achieved an ADR of $144.70 and RevPAR of $108.17 during the period from January 1, 2005 to June 17, 2005. The RevPAR of the initial seven hotels increased 13.3% from the comparable period in 2004.

          The following key hotel operating statistics are for all of our seven initial properties for the period from January 1, 2005 to June 17, 2005 and period from January 3, 2004 to June 18, 2004.  The hotel operating statistics for the period ended June 18, 2004 reflect the results of operations of the hotels under previous ownership.

	Period from January 1, 2005 to June 17, 2005	Period from January 3, 2004 to June 18, 2004	% Change

Occupancy %	74.8%	73.2%	2.2%
ADR	$144.70	$130.41	11.0%
RevPAR	$108.17	$95.44	13.3%

          Hotel operating expenses.    Our hotel operating expenses totaled $47.8 million for the period from January 1, 2005 to June 17, 2005. Hotel operating expenses consist primarily of operating expenses of the initial seven hotels, including approximately $3.2 million of non-cash straight line ground rent expense.

          Depreciation and amortization expense.    Our depreciation and amortization expense totaled $8.7 million for the period from January 1, 2005 to June 17, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. The furniture, fixtures and equipment depreciable lives are less than one year for the Courtyard Midtown East, the Courtyard Fifth Avenue and the Bethesda Marriott Suites since these hotels will undergo significant renovations within the next year.

          Corporate expenses.    Our corporate expenses totaled $7.9 million for the period from January 1, 2005 to June 17, 2005. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.  The Company recorded an expense of $3,736,250 during the period from January 1, 2005 to June 17, 2005 as a result of the Company’s commitment to issue on the fifth anniversary of the initial public offering 382,500 shares of Common Stock to the Company’s executive officers.

          Interest expense.    Our interest expense totaled $6.5 million for the period from January 1, 2005 to June 17, 2005. This interest expense related to mortgage debt incurred (or in one case acquired) in connection with our acquisition of our initial seven hotels.  As of June 17, 2005, the Company had property specific mortgage debt outstanding on five of its hotels. On four of the hotels, we had fixed rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. On the fifth hotel, the Company had variable rate secured debt, the interest of which is based on LIBOR plus a spread. The interest rate as of June 17, 2005 on this mortgage loan was 5.95%.   In addition, during the period from January 1, 2005 to June 17, 2005, the Company repaid the mortgage debt on the Torrance Marriott ($44 million) and the Lodge at Sonoma, a Renaissance Resort & Spa ($20 million).  In conjunction with the repayment of the mortgage on the Lodge at Sonoma, a Renaissance Resort & Spa, the Company incurred a prepayment penalty of approximately $50,000 which is classified as interest expense on the accompanying condensed consolidated statements of operations.  In conjunction with the repayment of these mortgages, the Company wrote off unamortized deferred financing fees of approximately $655,000 which is also classified as interest expense on the accompanying condensed consolidated statements of operations.

          Income taxes.    We recorded an expense for income taxes of $558,847 for the period from January 1, 2005 to June 17, 2005. We recorded an income statement charge of $1.4 million in the quarter to reverse a portion of the deferred tax assets recorded in 2004 in connection with our REIT election. This charge was offset by an income tax benefit of $848,490 recorded on the pre-tax loss of the Company’s TRS for the period from January 1, 2005 to June 17, 2005.

Cash Requirements

          Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	recurring maintenance and capital expenditures necessary to maintain our hotel properties properly; and

•	interest expense and scheduled principal payments on outstanding indebtedness.

          We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our secured revolving credit facility.

          Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our hotel properties, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital including the cash we received upon completion of our initial public offering, cash provided by operations, and borrowings, as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

          In addition, we intend to utilize various types of debt to finance a portion of the costs of acquiring additional hotel properties. We expect this debt will include long-term, fixed-rate, mortgage loans, variable-rate term loans, and secured revolving lines of credit.

Our New Senior Secured Revolving Credit Facility

          On July 8, 2005 the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility. Our operating partnership will be the borrower under the credit facility. The credit facility is guaranteed by substantially all of our material subsidiaries and is secured by first mortgages on certain of our qualifying properties, which make up the “borrowing base.” The Torrance Marriott and the Vail Marriott Mountain Resort & Spa are the two hotel properties initially comprising the borrowing base. We may add hotels to the borrowing base if certain conditions in the credit facility are met.

          We may extend the maturity date of the credit facility for an additional year upon the payment of applicable fees and the satisfaction of certain other conditions, such as the provision of adequate notice, our not defaulting on the terms of the credit facility and the truth of certain representations and warranties in all material respects at the time of extension. We also have the right to increase the amount of the credit facility to $250.0 million with the lenders’ approval.

          Interest is paid on the periodic advances under the credit facility at varying rates, based upon either LIBOR or the applicable prime rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio

	70% or greater	65% to 70%	less than 65%

Prime rate margin	1.25%	1.00%	0.75%
LIBOR margin	2.00%	1.75%	1.45%

In addition to the interest payable on amounts outstanding under the credit facility, we are required to pay an annual amount equal to 0.35% of the unused portion of the credit facility.

           Our ability to borrow under the credit facility is dependent upon the size of the borrowing base, from time to time. We will be permitted to borrow up to 65% of the lesser of (1) the appraised value of the borrowing base properties or (2) our cost of the borrowing base properties. Included in our cost of the borrowing base properties are renovation costs that we incur following the acquisition of the borrowing base properties. In addition, the net operating income generated by the borrowing base properties, as calculated by Wachovia Bank, National Association, must at all times be greater than 140% of the amount of implied debt service, which is an amount (calculated by Wachovia Bank, National Association), equal to the payment of principal and interest that we would have to pay if we had borrowed such amount under a conventional mortgage loans.

          On July 29, 2005, the Company made a $5 million draw under this credit facility.

Our New Mortgage Financings

          In connection with our acquisition of the Marriott Los Angeles Airport and the Renaissance Worthington, we entered into mortgages that aggregate $140.0 million. These borrowings consist of  a $82.6 million mortgage on the Marriott Los Angeles Airport and  a $57.4 million mortgage on the Renaissance Worthington. Each loan is secured by a first mortgage lien on the applicable hotel.

          Interest on each of the mortgages is fixed at a rate equal to 5.30%, in the case of the Marriott Los Angeles Airport mortgage debt, and at 5.40%, in the case of the Renaissance Worthington mortgage debt. Until August 11, 2009 with respect to the Renaissance Worthington loan, we will only pay interest. From and after August 11, 2009 with respect to the Renaissance Worthington loan, we will pay interest and principal, with the amount of principal being determined based upon a 30-year amortization schedule. The Marriott Los Angeles Airport loan is interest only for the full term. For each loan, we will be obligated to repay all unpaid principal on July 11, 2015.

          Each loan is non-recourse to us, although if we default on our obligations under the loan and upon the occurrence of certain events such as our bankruptcy or in the event we interfere with Wachovia Bank, National Association’s exercise of its remedies, the lender may require us to repay the loan. We are required to maintain reserves for taxes and insurance, as well as a reserve for the maintenance and replacement of furniture, fixtures and equipment. In connection with the sale or transfer of either the Marriott Los Angeles Airport or Renaissance Worthington the potential purchaser must meet certain rating agency requirements and we must pay an assumption fee equal to 0.50% of the loan balance, plus costs.

          All revenue we receive from each of the Marriott Los Angeles Airport and the Renaissance Worthington will be deposited into a separate bank account under Wachovia Bank, National Association’s control. This will enable Wachovia Bank, National Association to ensure that all property expenses and interest expenses are paid in a timely manner. Each month, all excess amounts in each account will be released to us, unless we are in default under the respective loan or the respective property revenues for the preceding twelve months are less than 120% of the interest and principal we owe under the loan during that period.

          On July 29, 2005, the Company closed on mortgage debt on the Marriott Frenchman’s Reef and Morning Star Resort.  The mortgage debt has a principal balance of $62.5 million, a term of 10 years, bears interest at 5.44 percent, and is interest only for the first three years and then amortizes on a 30-year schedule.

Sources and Uses of Cash

          Our principal sources of cash are cash from operations, borrowing under mortgage financings and the proceeds from our initial public offering. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

          Cash Provided by Operations. Our cash provided by operations was $4.3 million for the period from January 1, 2005 to June 17, 2005 which is the result of the Company’s net loss, adjusted for the impact of several non-cash charges, including $8.7 million of depreciation, $3.2 million of non-cash straight line ground rent, $1 million of amortization of deferred financing costs and loan repayment losses, and $5.0 million of stock grants, offset by working capital changes of $2.8 million.

          Cash Used In Investing Activities. For the period from January 1, 2005 to June 17, 2005, the Company utilized $63.2 million of cash for the acquisition of the Torrance Marriott.  The Company also incurred normal recurring capital expenditures at our other hotel properties of $2.6 million for the period from January 1, 2005 to June 17, 2005.  In addition, the Company spent $10.9 million on purchase deposits and transaction costs related to the third quarter acquisitions of the Capital Hotel Investment Portfolio and the Vail Marriott, which consisted primarily of a $6 million purchase deposit on the Capital Hotel Investment Portfolio and a $3 million purchase deposit on the Vail Marriott.  Subsequent to June 17, 2005, the Company acquired the Capital Hotel Investments Portfolio and the Vail Marriott for contractual purchase prices of $315 million and $62 million, respectively.

          Cash Provided by Financing Activities. Approximately $273.7 million of cash was provided by financing activities for the period from January 1, 2005 to June 17, 2005.  The cash provided by financing activities primarily consists of $291.8 million of proceeds from the sale of 29.8 million shares of common stock in our initial public offering, offset by the $1.6 million of offering costs paid during the period, and $44 million of proceeds from mortgage debt entered into as part of the acquisition of the Torrance Marriott.  The cash provided by financing activities was offset by the $56.9 million repayment of the secured debt incurred at  the Lodge at Sonoma, a Renaissance Resort and Spa and the Torrance Marriott in June 2005.

          The following table summarizes our significant financing activities since the beginning of 2005:

Transaction Date	Description of Transaction	Amount

January 13, 2005	Proceeds from Torrance Marriott mortgage	$ 44 million
June 1, 2005	Proceeds from initial public offering, net of offering costs paid during period	290.2 million
June 2, 2005	Repayment of Torrance Marriott mortgage	(36.9 million)
June 16, 2005	Repayment of Lodge at Sonoma mortgage	(20.0 million)
June 23, 2005	Proceeds from LAX and Worthington mortgages	140.0 million
July 29, 2005	Proceeds from Frenchman’s Reef mortgage	62.5 million
July 29, 2005	Draw on senior secured credit facility	5.0 million

Dividend Policy

          We intend to generally distribute to our stockholders each year on a regular quarterly basis sufficient amounts of our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our taxable REIT subsidiary and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus;

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus;

•	any excess non-cash income.

          Our Board of Directors declared a dividend of $0.0326 per share that was paid on June 28, 2005 to shareholders of record as of June 17, 2005.  Additionally, we intend to pay a full quarterly distribution of $0.1725 per share to our stockholders of record at the end of the third quarter of 2005.

Capital Expenditures

          The management agreements for the hotels provide for the establishment of a property improvement fund to cover the cost of replacements, renewals of furniture and fixtures, and conformity with applicable laws and regulations at the properties. Contributions to the property improvement fund are restricted and are calculated as a percentage of sales.

          We have begun renovation projects at a number of our properties, including Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue.  We have budgeted $10.2 million for capital improvements for these two properties.  As of June 17, 2005, we have spent $ 2.5 million on the renovations.  We expect that the majority of the remaining cash will be committed or spent during the remainder of 2005 and the first quarter of 2006.  In addition, renovations will begin shortly on the Torrance Marriott and the Bethesda Marriott Suites.  We have budgeted approximately $14 million for capital improvements for these two properties.  We expect that the majority of the $14 million will be committed or spent by the end of 2006.

Off-Balance Sheet Arrangements

          We lease the land underlying the Bethesda Marriott Suites and the Courtyard Manhattan/Fifth Avenue pursuant to ground leases that provide for ground lease rental payments that are stipulated in the ground leases and increase in pre-established amounts over the remaining terms of the leases. We lease the land underlying the Salt Lake City Marriott Downtown pursuant to a ground lease that provides for ground lease payments that are calculated based on a percentage of gross revenues. We record the future minimum ground rent payments on the Bethesda Marriott Suites and the Courtyard Manhattan/Fifth Avenue on a straight-line basis as required by accounting principles generally accepted in the United States. We also lease the ground under the Marriott Griffin Gate Resort golf course and the ground under a portion of the Salt Lake City Marriott Downtown ballroom not covered by the main ground lease underlying the hotel.

Non-GAAP Financial Matters

          We use the following two non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) EBITDA and (2) FFO.

          EBITDA represents net income (loss) excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. We also use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

	Historical

	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2005 to June 17, 2005

Net loss	$(5,824,555)	$(11,086,066)
Interest expense	3,630,470	6,484,739
Income tax expense	478,990	558,847
Depreciation and amortization	4,340,984	8,703,130

EBITDA	$2,625,889	$4,660,650

          We compute FFO in accordance with standards established by NAREIT, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure.

	Historical

	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2005 to June 17, 2005

Net loss	$(5,824,555)	$(11,086,066)
Real estate related depreciation and amortization	4,340,984	8,703,130

FFO	$(1,483,571)	$(2,382,936)

Critical Accounting Policies

          Our consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

          Investment in Hotel Properties.    Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment and identifiable intangible assets at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment are recorded at fair value based on analyses, including current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment based on analysis performed by management and appraisals received from independent third parties. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

          We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in hotel properties may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel property exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized.

          Revenue Recognition.    Hotel revenues, including room, golf, food and beverage, and other hotel revenues, are recognized as the related services are provided.

          Stock-based Compensation.    We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. For restricted stock awards, we record unearned compensation equal to the number of shares awarded multiplied by the average price of our common stock on the date of the award. Unearned compensation is amortized using the straight-line method over the period in which the restrictions lapse (i.e., vesting period). For unrestricted stock awards, we record compensation expense on the date of the award equal to the number of shares awarded multiplied by the average price of our common stock on the date of the award, less the purchase price for the stock, if any.

          Accounting for Key Money.    Marriott has contributed to us certain amounts, which we refer to as key money, in exchange for the right to manage certain of our hotel properties. We defer key money received from a hotel manager in conjunction with entering into a long-term hotel management agreement and amortize the amount received against management fees over the term of the management agreement.

Inflation

          Operators of hotel properties, in general, possess the ability to adjust room rates daily to reflect the effects of inflation.  However, competitive pressures may limit the ability of our hotel management companies to raise room rates.

Seasonality

          The operations of hotel properties historically have been seasonal depending on location, and accordingly, we expect some seasonality in our business.

Item 3.   Qualitative Disclosure about Market Risk

           Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed to in the future, is interest rate risk. Some of our outstanding debt has a variable interest rate. We use interest rate caps to manage our interest rate risks relating to our variable rate debt. Our total outstanding debt at June 17, 2005 was approximately $156.4 million, of which approximately $23 million or 14.7% was variable rate debt. If market rates of interest on our variable debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $230,000 annually. On the other hand, if market rates of interest on our variable rate were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $230,000. As of June 17, 2005, the fair value of the fixed rate debt approximates book value.

Item 4.  Controls and Procedures

           The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

           There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

           We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

1.       The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was May 25, 2005, and the Commission file number assigned to the registration statement is 333-123065.

2.       The offering commenced as of May 26, 2005.

3.       The offering did not terminate before any securities were sold.

4.	(i) As of the date of the filing of this report, the offering has terminated and 29,785,764 of the securities registered were sold.

(ii) The names of the managing underwriters are Citigroup Global Markets Inc. and Friedman, Billings, Ramsey & Co., Inc.

(iii) Our common stock, par value $0.01 per share, was the class of securities registered.

(iv)     We registered 29,785,764 shares of our common stock (which included 3,698,764 shares solely to cover over-allotments), having an aggregate price of the offering amount registered of approximately $312.8 million.  As of the date of the filing of this report all of the shares registered have been sold.

(v)      From May 26, 2005 to the filing of this report, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled approximately $312.8 million, which consisted of direct payments of $20.8 million in underwriters discount and fees and $3.3 million in other issuance and distribution expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(vi) Our net offering proceeds after deducting our total expenses were approximately $288.7 million.

(vii) We contributed the net proceeds of the offering to our Operating Partnership. Our Operating Partnership used the net proceeds from the offering as follows:

•	approximately $172.2 million to fund a portion of the purchase of the Capital Hotel Investment Portfolio;

•	approximately $64.4 million to fund the purchase of the Vail Marriott Mountain Resort & Spa; and

•	approximately $57 million to repay the mortgage debt on The Lodge at Sonoma, a Renaissance Resort and Spa and the mortgage debt on the Torrance Marriott.

No payments out of the net proceeds were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(viii) The uses of proceeds described do not represent a material change in the use of proceeds described in our registration statement.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 6, 2005. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(b)	Election of Directors: the following persons were elected as directors for a one-year term expiring at the Annual Meeting held in 2006.

	VOTES FOR	VOTES WITHHELD

William W. McCarten	14,526,810	395,700
John L. Williams	14,922,510	0
Daniel Altobello	12,219,310	2,703,200
W. Robert Grafton	12,219,310	2,703,200
Maureen L. McAvey	12,219,310	2,703,200
Gilbert T. Ray	14,922,510	0

(c)	Ratification of Independent Auditors: the selection of KPMG LLP as our independent auditors for fiscal year ending December 31, 2005 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED

12,202,910	2,703,200	16,400

Item 5. Other Information

          None.

Item 6. Exhibits

(a)     Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description of Exhibit

10.1	Purchase and Sale Agreement, by and among BCM/CHI Cayman Islands, Inc. and BCM/CHI Frenchman’s Reef, Inc. and DiamondRock Hospitality Company dated May 3, 2005*

10.2	Purchase and Sale Agreement, by and among BCM/CHI Lax Owner, LLC and BCM/CHI LAX Tenant, Inc., and DiamondRock Hospitality Company dated May 3, 2005*

10.3	Purchase and Sale Agreement, by and among BCM/CHI Alpharetta Owner, LLC and BCM/CHI Alpharetta Tenant, Inc., and DiamondRock Hospitality Company dated May 3, 2005*

10.4	Purchase and Sale Agreement, by and among BCM/CHI Worthington Owner, L.P. and BCM/CHI Worthington Tenant, Inc., and DiamondRock Hospitality Company dated May 3, 2005*

10.5	Purchase and Sale Agreement, by and between VAMHC, Inc. and DiamondRock Hospitality Limited Partnership dated May 3, 2005*

10.6

Amendment to Purchase and Sales Agreements, dated May 6, 2005, by and among DiamondRock Hospitality Company and BCM/CHI Cayman Islands, Inc., BCM/CHI Frenchman’s Reef, Inc., BCM/CHI Lax Owner, LLC and BCM/CHI LAX Tenant, Inc., BCM/CHI Alpharetta Owner, LLC and BCM/CHI Alpharetta Tenant, Inc., BCM/CHI Worthington Owner, L.P. and BCM/CHI Worthington Tenant, Inc.*

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

* Incorporated by reference to the Company’s Registration Statement on Form S-11 (File No. 333-123065) filed with the Securities and Exchange Commission on May 25, 2005.