Form 10-Q
period 2005-09-09
DiamondRock Hospitality Co
filed 2005-10-24
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 9, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32514

DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 800, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

10400 Fernwood Road, Suite 300, Bethesda, MD 20817
(Former name, Former Address and Former Fiscal Year if Changed Since Last Report)

(240) 744-1150
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes   ☒  No

           The registrant had 50,819,864 shares of its $0.01 par value common stock outstanding as of October 20, 2005.

Table of Contents

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets- September 9, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations Quarter and Year-to-Date Periods ended September 9, 2005, and the Fiscal Quarter Ended September 10, 2004 and Period from May 6, 2004 (Incorporation) to September 10, 2004	2

	Condensed Consolidated Statements of Cash Flows- For the Period from January 1, 2005 to September 9, 2005 and the Period from May 6, 2004 (Incorporation) to September 10, 2004	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
September 9, 2005 and December 31, 2004

	September 9, 2005	December 31, 2004

	(Unaudited)
ASSETS
Property and equipment, at cost	$811,084,017	$286,727,306
Less: accumulated depreciation	(17,300,783)	(1,084,867)

	793,783,234	285,642,439
Deferred financing costs, net	2,925,759	1,344,378
Restricted cash	33,035,939	17,482,515
Due from hotel managers	34,543,143	2,626,262
Favorable lease asset, net	12,214,838	—
Purchase deposits and pre-acquisition costs	—	3,272,219
Prepaid and other assets	4,464,554	4,340,259
Cash and cash equivalents	9,968,037	76,983,107

Total assets	$890,935,504	$391,691,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, at face amount	$363,181,035	$177,827,573
Debt premium	2,832,142	2,944,237

Total debt	366,013,177	180,771,810
Deferred income related to key money, net	6,383,518	2,490,385
Unfavorable lease liability, net	5,426,955	5,776,946
Due to hotel managers	21,649,144	3,985,795
Dividends declared and unpaid	8,893,732	—
Accounts payable and accrued expenses	12,270,323	3,078,825

Total other liabilities	54,623,672	15,331,951

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 50,819,864 and 21,020,100 shares issued and outstanding at September 9, 2005 and December 31, 2004, respectively	508,199	210,201
Additional paid-in capital	491,450,709	197,494,842
Accumulated deficit	(21,660,253)	(2,117,625)

Total shareholders’ equity	470,298,655	195,587,418

Total liabilities and shareholders’ equity	$890,935,504	$391,691,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarter Ended September 9, 2005, the Period from January 1, 2005 to September 9, 2005, and the Fiscal Quarter Ended September 10, 2004 and Period from May 6, 2004
(Incorporation) to September 10, 2004

	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2005 to September 9, 2005	Fiscal Quarter Ended September 10, 2004 and Period from May 6, 2004 (Incorporation) to September 10, 2004

	(Unaudited)	(Unaudited)	(Unaudited)
Rooms	$43,007,699	$85,509,567	$—
Food and beverage	17,607,225	31,812,477	—
Other	4,792,077	7,949,454	—

Total revenues	65,407,001	125,271,498	—

Operating Expenses:
Rooms	10,853,919	21,439,976	—
Food and beverage	13,658,368	24,420,522	—
Management fees	2,171,128	4,280,139	—
Other hotel expenses	24,887,133	49,247,846	—
Depreciation and amortization	7,369,396	16,072,526	9,168
Corporate expenses	2,452,887	10,399,626	1,715,699

Total operating expenses	61,392,831	125,860,635	1,724,867

Operating profit (loss)	4,014,170	(589,137)	(1,724,867)

Other Expenses (Income):
Interest income	(654,201)	(1,215,028)	(452,300)
Interest expense	4,156,249	10,640,988	—

Total other expenses/(income)	3,502,048	9,425,960	(452,300)

Income (loss) before income taxes	512,122	(10,015,097)	(1,272,567)
Income tax benefit	1,684,346	1,125,499	552,294

Net income (loss)	$2,196,468	$(8,889,598)	$(720,273)

Earnings (loss) per share:
Basic and diluted	$0.04	$(0.27)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period from January 1, 2005 to September 9, 2005 and the Period from May 6, 2004
(Incorporation) to September 10, 2004

	Period from January 1, 2005 to September 9, 2005	Period from May 6, 2004 (Incorporation) to September 10, 2004

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,889,598)	$(720,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate depreciation	16,072,526	9,167
Corporate asset depreciation as corporate expenses	75,166
Non-cash straight line ground rent	4,839,677	—
Non-cash financing costs as interest	1,100,820	—
Market value adjustment to interest rate caps	(11,402)	—
Amortization of favorable lease asset	70,601	—
Amortization of debt premium and unfavorable lease liability	(209,835)	—
Amortization of deferred income	(106,867)	—
Stock-based compensation	5,582,077	645,000
Income tax benefit	(1,125,499)	(552,294)
Changes in assets and liabilities:
Prepaid expenses and other assets	1,012,604	(204,170)
Due to/from hotel managers	(11,837,240)	—
Accounts payable and accrued expenses	4,069,073	388,914

Net cash provided by (used in) operating activities	10,642,103	(433,656)

Cash flows from investing activities:
Hotel acquisitions	(530,905,343)	(81,302)
Hotel capital expenditures	(9,646,244)	—
Receipt of deferred key money	4,000,000	—
Cash paid for restricted cash at acquisition, net	(17,740,652)	—
Purchase deposits and pre-acquisition costs	—	(1,096,221)

Net cash used in investing activities	(554,292,239)	(1,177,523)

Cash flows from financing activities:
Proceeds from mortgage debt	246,500,000	—
Draws on senior secured credit facility	5,000,000	—
Repayments of mortgage debt	(56,948,685)	—
Scheduled mortgage debt principal payments	(2,146,538)	—
Payment of financing costs	(2,682,201)	—
Proceeds from sale of common stock	291,799,785	197,376,548
Payment of dividends	(1,680,656)	—
Payment of costs related to sale of common stock	(3,206,639)	(1,028,588)

Net cash provided by financing activities	476,635,066	196,347,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Period from January 1, 2005 to September 9, 2005 and the Period from May 6, 2004
(Incorporation) to September 10, 2004

	Period from January 1, 2005 to September 9, 2005	Period from May 6, 2004 (Incorporation) to September 10, 2004

Net (decrease) increase in cash and cash equivalents	$(67,015,070)	$194,736,781
Cash and cash equivalents, beginning of period	76,983,107	—

Cash and cash equivalents, end of period	$9,968,037	$194,736,781

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,283,715	$—

Cash paid for income taxes	$1,114,363	$—

Non-Cash Investing and Financing Activities:
Repayments of mortgage debt with restricted cash	$7,051,315	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization

          DiamondRock Hospitality Company (the “Company”) is a self-advised real estate company that owns, acquires and invests in upper upscale and upscale hotel properties located primarily in North America. To a lesser extent, the Company invests, on a selective basis, in premium limited-service and extended-stay hotel properties in urban locations.  While we were legally formed during the second quarter of 2004, we did not begin operations until the third quarter of 2004 when we completed a private placement of our common stock.  Accordingly, the Company’s statements of operations are identical for the fiscal quarter ended September 10, 2004 and the period from May 6, 2004 (Incorporation) to September 10, 2004.

          As of the end of the fiscal quarter, we owned fourteen hotels, comprising 5,633 rooms, located in the following markets: Atlanta, Georgia (2), Fort Worth, Texas, Lexington, Kentucky, Los Angeles (2 hotels), New York City (2 hotels), Northern California, Oak Brook, Illinois, Salt Lake City, Washington D.C., St. Thomas, U.S. Virgin Islands and Vail, Colorado and for purchase prices aggregating approximately $847.7 million (including working capital and pre-funded capital improvement restricted cash).

          The Company completed its initial public offering on June 1, 2005, issuing an additional 29,785,764 shares of common stock (including the underwriters’ purchase of the over-allotment option for 3,698,764 shares) at a price of $10.50 per share, resulting in net proceeds, before deducting offering expenses, of approximately $291.8 million.

          We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, limited partnerships, limited liability companies or other subsidiaries of our operating partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership.  In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly-owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS.

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

          In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 9, 2005 and the results of our operations for the fiscal quarter and year-to-date periods ended September 9, 2005 and the fiscal quarter ended September 10, 2004 and period from May 6, 2004 (Incorporation) to September 10, 2004, respectively and cash flows for the period from January 1, 2005 to September 9, 2005 and the period from May 6, 2004 (Incorporation) to September 10, 2004.   Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Reporting Periods

          The results we report in our consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, the manager of the majority of the Company’s properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott for its non-domestic hotels (including Frenchman’s Reef) and Vail Resorts, our manager of the Vail Marriott report results on a monthly basis. Additionally, the Company, as a REIT, is required by tax laws to report results on a calendar year. As a result, the Company has adopted the reporting periods used by Marriott International for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott International’s fiscal quarters but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as the calendar year.

          Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

          While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of a majority of our properties, one final consequence of our calendar is we are unable to report any results for Frenchman’s Reef or for the Vail Marriott for the month of operations that ends after our fiscal quarter-end because neither Vail Resorts nor Marriott International make mid- month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef and the Vail Marriott as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

           The Company’s financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss), adjusted for dividends on unvested stock grants, by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss), adjusted for dividends on unvested stock grants, by the weighted-average common shares outstanding during the period plus other potentially dilutive securities such as  stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

Stock-based Compensation

          The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date.  Compensation expense is recorded ratable over the vesting period, if any.

Key Money

          Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Deferred key money is classified as deferred income in the accompanying condensed consolidated balance sheet and amortized against management fees on the accompanying condensed consolidated statement of operations.

Straight-Line Rent

          The Company records rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis as required by U.S. generally accepted accounting principles.

Use of Estimates

          The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) established standards for companies in the recognition of compensation cost relating to share based payment transactions in the financial statements. The impact of adopting this statement is not expected to be significant.

3.    Property and Equipment

          Property and equipment as of September 9, 2005 (unaudited) and December 31, 2004 consists of the following:

	September 9, 2005	December 31, 2004

Land	$112,097,000	$28,320,000
Land improvements	5,593,922	5,593,922
Buildings	634,507,567	231,300,990
Furniture, fixtures and equipment	57,672,749	21,287,175
Corporate office equipment and CIP	1,212,779	225,219

	811,084,017	286,727,306
Less: accumulated depreciation	(17,300,783)	(1,084,867)

	$793,783,234	$285,642,439

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

          On June 1, 2005, the Company consummated its initial public offering of common stock, selling 29,785,764 shares (including the underwriters’ subsequent purchase of the over-allotment option of 3,698,764 shares) at a price of $10.50 per share.  We received net proceeds (after deducting offering expenses) of approximately $288.6 million.

5.    Stock Incentive Plan

          As of September 9, 2005, the Company has issued or committed to issue 1,155,608 shares of our common stock under our 2004 Stock Option and Incentive Plan, including 738,000 shares of restricted common stock and a commitment to issue 383,608 shares of deferred common stock. The commitment represents the promise of the Company to issue a number of shares of the Company’s common stock upon the earlier of (i) a sale event or (ii) five years after the date of grant.

          As of September 9, 2005, the Company’s officers and employees have been awarded 738,000 shares of restricted common stock.  None of the recipients were required to pay for such shares of common stock. As of September 9, 2005, the Company’s Directors have been awarded 34,000 shares of common stock.  Shares issued to our directors were fully vested upon issuance and compensation expense of $151,800 was recognized upon grant during the period from January 1, 2005 to September 9, 2005.  Shares issued to our officers’ and employees vest over a three-year period from the date of the grant. We recorded compensation expense related to the restricted common stock of officers and employees equal to approximately $1.7 million during the period from January 1, 2005 to September 9, 2005.

          In addition, at the time of the initial public offering, the Company committed to issue 382,500 shares of deferred common stock to the Company’s senior executive officers.  These deferred stock awards are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a sale event or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring the shares until the fifth anniversary of the initial public offering completion date.  During the second quarter the Company recorded $3,736,250, of stock-based compensation expense related to this deferred common stock award, which is included in corporate expenses in the accompanying statements of operations.   As of September 9, 2005, the Company has a commitment to issue 383,608 shares under this plan.  The share commitment increased from 382,500 to 383,608 during the quarter because all dividends are reinvested at the dividend payment date closing price of our common stock.

          In total, for the period from January 1, 2005 to September 9, 2005, the fiscal quarter ended September 9, 2005, and the period from May 6, 2004 (Incorporation) to September 10, 2004, the Company recorded $5,582,077, $612,567 and $645,000, respectively, of stock-based compensation expense related to these awards which is included in corporate expenses in the accompanying statements of operations.

6.     Earnings Per Share

          Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is calculated by dividing net income available to common shareholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.  No effect is shown for securities that are anti-dilutive.

          The following is a reconciliation of the calculation of basic and diluted earnings per share:

	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2005 to September 9, 2005	Fiscal Quarter Ended September 10, 2004 and Period from May 6, 2004 (Incorporation) to September 10, 2004

	(unaudited)	(unaudited)	(unaudited)
Basic Earnings per Share Calculation:
Numerator:
Net income (loss)	$2,196,468	$(8,889,598)	$(720,273)
Dividends on unvested restricted common stock	(127,305)	(151,364)	—

Net income (loss) after dividends on unvested restricted common stock	$2,069,163	$(9,040,962)	$(720,273)

Weighted-average number of common shares outstanding—basic	51,199,375	33,736,812	14,883,079

Basic earnings (loss) per share	$0.04	$(0.27)	$(0.05)

	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2005 to September 9, 2005	Fiscal Quarter Ended September 10, 2004 and Period from May 6, 2004 (Incorporation) to September 10, 2004

	(unaudited)	(unaudited)	(unaudited)
Diluted Earnings per Share Calculation:
Numerator:
Net income (loss)	$2,196,468	$(8,889,598)	$(720,273)
Dividends on unvested restricted common stock	(127,305)	(151,364)	—

Net income (loss) after dividends on unvested restricted common stock	$2,069,163	$(9,040,962)	$(720,273)

Weighted-average number of common shares outstanding—basic	51,199,375	33,736,812	14,883,079
Unvested restricted common stock	361,819	—	—

Weighted-average number of common shares outstanding—diluted	51,561,194	33,736,812	14,883,079

Diluted earnings (loss) per share	$0.04	$(0.27)	$(0.05)

7.    Debt

          The Company has incurred property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. The mortgage debt is recourse solely to specific assets, except for fraud, misapplication of funds and other customary recourse provisions. As of September 9, 2005, eight of our fourteen hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios as well as restrictions to incur additional debt without lender consent.

          The following table sets forth information regarding the Company’s debt as of September 9, 2005 (unaudited):

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$44,354,032	5.195%
Marriott Salt Lake City Downtown	38,289,945	5.50%
Courtyard Manhattan / Fifth Avenue	23,000,000	LIBOR + 2.70 (6.325% as of September 9, 2005)
Marriott Griffin Gate Resort	30,597,338	5.11%
Bethesda Marriott Suites	19,439,720	7.69%
Renaissance Worthington	57,400,000	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500,000	5.44%
Marriott Los Angeles Airport	82,600,000	5.30%
Senior secured credit facility	5,000,000	LIBOR + 1.45 (5.12% as of September 9, 2005)

Total	$363,181,035

          The Company repaid the $20 million mortgage debt on The Lodge at Sonoma, a Renaissance Resort and Spa on June 16, 2005. The Company recorded a loss of approximately $179,000 related to the repayment. The loss consisted of the write off of the unamortized deferred financing costs and the early termination penalty and is classified within interest expense on the accompanying statements of operations.

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

          On July 8, 2005, the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility.  On July 29, 2005, the Company drew $5 million under this credit facility.  Subsequent to September 9, 2005, the Company made an additional $4 million draw on the senior secured credit facility and subsequently repaid $2 million on this credit facility.  Interest is paid on the periodic advances under the credit facility at varying rates, based upon either LIBOR or the applicable prime rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio

	70% or greater	65% to 70%	less than 65%

Prime rate margin	1.25%	1.00%	0.75%
LIBOR margin	2.00%	1.75%	1.45%

          In addition to the interest payable on amounts outstanding under the credit facility, we are required to pay an annual amount equal to 0.35% of the unused portion of the credit facility.   The Company incurred interest and unused credit facility fees of $58,767 during the fiscal quarter ended September 9, 2005.

          On June 23, 2005, in connection with our acquisition of the Marriott Los Angeles Airport and the Renaissance Worthington (Fort Worth), we entered into mortgages that aggregate $140.0 million. These borrowings consist of a $82.6 million mortgage on the Marriott Los Angeles Airport and a $57.4 million mortgage on the Renaissance Worthington. Each loan is secured by a first mortgage lien on the applicable hotel.  Interest on each of the mortgages is fixed at a rate equal to 5.30%, in the case of the Marriott Los Angeles Airport mortgage debt, and at 5.40%, in the case of the Renaissance Worthington mortgage debt. Until August 11, 2009 with respect to the Renaissance Worthington loan, we will only pay interest. From and after August 11, 2009 with respect to the Renaissance Worthington loan, we will pay interest and principal, with the amount of principal being determined based upon a 30-year amortization schedule. The Marriott Los Angeles Airport loan is interest only for the full term. For each loan, we will be obligated to repay all unpaid principal on July 11, 2015.

          On July 29, 2005, the Company incurred mortgage debt in connection with the Marriott Frenchman’s Reef & Morning Star Resort.  The mortgage debt has a principal balance of $62.5 million, a term of 10 years, bears interest at 5.44 percent, and is interest only for the first three years and then amortizes on a 30-year schedule.  In conjunction with the closing of the mortgage debt, the lender escrowed $2.9 million of the loan proceeds to pre-fund certain capital improvements of the Marriott Frenchman’s Reef & Morning Star Resort required under the mortgage debt.  Subsequent to September 9, 2005, the lender reduced the escrow requirement to $1.2 million.

8.    Acquisitions

          On January 5, 2005, the Company acquired the Torrance Marriott, a 487-room hotel located in Torrance, California, for total consideration of approximately $72 million (including working capital and $10 million pre-funded for future capital expenditures). Transaction costs of $353,000 were incurred and capitalized in conjunction with the acquisition. The hotel will continue to be managed by a subsidiary of Marriott under a new management agreement. In early 2005, Marriott paid the Company’s taxable REIT subsidiary $3.0 million of key money in exchange for the right to manage the hotel pursuant to the management agreement. The key money is being deferred and recognized over the term of the management agreement. The Company entered into $44 million of mortgage debt on the Torrance Marriott which was repaid on June 2, 2005. The Company is planning to complete a $13 million renovation of the hotel during 2005 and 2006.

          On June 23, 2005, the Company acquired a portfolio of four hotels (Renaissance Worthington Hotel, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Marriott Los Angeles Airport) from affiliates of Capital Hotel Investments, LLC (“CHI”) for approximately $314.9 million (including working capital). In connection with the purchase, the Company assumed the existing Marriott management agreements, which all expire in 2031 and provide for two 10-year extensions at Marriott’s option. These agreements provide for a base management fee of 3% of the applicable hotel’s gross revenues, and an incentive management fee of 25% of available cash flow (after payment of a 10.75% priority return on the prior owner’s investment), which is not subordinated to debt service. In conjunction with this acquisition, the Company entered into an $82.6 million mortgage loan on the Marriott Los Angeles Airport and a $57.4 million mortgage loan on the Renaissance Worthington Hotel. These ten year mortgages bear annual fixed interest rates of 5.30% and 5.40% on the Marriott Los Angeles Airport and the Renaissance Worthington Hotel, respectively.

          On June 24, 2005, the Company acquired the Vail Marriott Mountain Resort & Spa from Vail Resorts, Inc. for approximately $64.9 million. A subsidiary of Vail Resorts, Inc. will continue to manage the hotel. The management agreement expires in 2020. The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of (i) 20%, if the hotel achieves operating profits above an 11% return on our invested capital or (ii) 25%, if the hotel achieves operating profits above a 15% return of invested capital, as defined.

          On July 22, 2005, the Company acquired the SpringHill Suites Buckhead for approximately $34.1 million (including working capital).  A subsidiary of Marriott International, Inc. will manage the hotel.  Subsequent to September 9, 2005, Marriott paid the Company’s taxable REIT subsidiary $0.5 million of key money as an incentive to enter into the management agreement. The key money will be deferred and recognized over the term of the management agreement. The management agreement expires in 2035 and has two 10 year renewal options.  The agreement provides for a base management fee that will range between 5% - 6.5% of the hotel’s gross revenues, and an incentive management fee of 25% of hotel operating profits above a 12% return on our invested capital.  In addition, Marriott provided the Company with a cash flow guaranty for the fiscal years 2006 and 2007 operating cash flow. The guarantee provides that Marriott will reduce its base management fee should the actual hotel operating income be less than a prescribed amount during fiscal years 2006 and 2007.  The annual guarantee obligation of Marriott is capped at $0.1 million for each of 2006 and 2007, respectively.

          On July 29, 2005, the Company acquired the Oak Brook Hills Resort & Conference Center for approximately $65.7 million (including working capital). The hotel was converted to the Oak Brook Hills Marriott Resort on July 29, 2005 and is managed by a subsidiary of Marriott International, Inc.   The Company leases the land underlying the golf course adjacent to the Oak Brook Hills Marriott Resort pursuant to a ground lease that provides for ground lease payments of $1 per year through the date of the first extension option in 2025, at which time, if extended, the lease payments will be adjusted to market.  The Company reviewed the terms of the ground lease in conjunction with the hotel purchase accounting and concluded that the terms of the ground lease are below current market and recorded a $12.3 million favorable lease asset at the acquisition date.  Subsequent to September 9, 2005, Marriott paid the Company’s taxable REIT subsidiary $2.5 million of key money in exchange for the right to manage the hotel pursuant to the management agreement. The key money will be deferred and recognized over the term of the management agreement.  The management agreement expires in 2035.  The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% of hotel operating profits above a 10.75% return on our invested capital.  In addition, Marriott provided the Company with a cash flow guaranty for the fiscal years 2006 and 2007 operating cash flow. The guarantee provides that Marriott will fund the deficit of actual hotel operating income from a prescribed amount during each of fiscal years 2006 and 2007.  The total guarantee obligation of Marriott is capped at $2.5 million.

          The preliminary purchase price allocations, including transaction costs, of the hotels to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change, are as follows (in thousands):

	CHI Portfolio	Vail	Torrance	Buckhead	Oak Brook

Land	$60,936	$5,800	$7,241	$3,900	$5,900
Building	230,705	53,037	51,517	28,182	41,273
Furniture, fixtures and equipment	11,113	5,000	3,409	2,310	4,800

Total fixed assets	302,754	63,837	62,167	34,392	51,973
Favorable lease asset	—	—	—	—	12,285
FF&E escrow and restricted cash	11,456	—	10,000	—	—
Hotel working capital accrued liabilities and other assets, net	656	1,093	(152)	(306)	1,489

Purchase Price	$314,866	$64,930	$72,015	$34,086	$65,747

          The acquired properties are included in our results of operations from the respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on the first day of the fiscal year presented.  In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the purchase price to land and buildings was made, and we will finalize the allocation after all information is obtained.

	Fiscal Quarter Ended September 9, 2005	Fiscal Quarter Ended September 10, 2004	Three Fiscal Quarters Ended September 9, 2005	Three Fiscal Quarters Ended September 10, 2004

Revenues	$72,515,200	$68,265,825	$226,125,395	$210,289,146

Net income (loss)	2,300,906	(523,878)	9,183,686	5,746,694

Earnings per share - Basic	$0.04	$(0.04)	$0.27	$0.39

Earnings per share - Diluted	$0.04	$(0.04)	$0.27	$0.39

9.    Dividends

          During the second fiscal quarter the Company’s Board of Directors declared a cash dividend of $0.0326 per share of our common stock. The dividend was paid on June 28, 2005 to stockholders of record as of June 17, 2005.  During the third fiscal quarter the Company’s Board of Directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on September 27, 2005 to stockholders of record as of September 9, 2005.

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

Overview

          We are a real estate hospitality company that owns and acquires upper upscale and upscale hotel properties located primarily in North America. To a lesser extent, we may invest in limited service and extended stay hotel properties in urban locations. We began operations in July 2004 when we completed a private placement of our common stock.  We completed our initial public offering on June 1, 2005.

          We conduct substantially all of our operations through DiamondRock Hospitality Limited Partnership, our operating partnership. We are the sole general partner of our operating partnership and as a result we control the operating partnership. At present, we own 100% of the partnership units either directly or through our wholly owned subsidiary, DiamondRock Hospitality, LLC.

          We elected to be treated as a self-advised REIT, effective January 1, 2005. For us to qualify as a REIT, we cannot operate our hotel properties. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our TRS lessees, who in turn must engage one or more eligible independent contractors to manage our hotel properties. The leases generally provide for a fixed annual base rent plus percentage rent and certain other additional charges. We have entered into hotel management agreements with Marriott for all of our current hotel properties, except for the hotel management agreement relating to the Vail Marriott Mountain Resort & Spa, which is subject to a franchise agreement with Marriott and managed by Vail Resorts. Our TRS lessees are consolidated into our financial statements for accounting purposes. However, because both our operating partnership and our TRS lessees are controlled by us, our principal source of funds on a consolidated basis come from the operations of our hotels properties. The earnings of our TRS lessees are subject to federal and state income tax similar to the tax assessed on other C corporations; such tax reduces our funds from operations and the cash available for distribution to our stockholders.

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

Key Indicators of Financial Condition and Operating Performance

          We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotel properties, groups of hotel properties and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	ADR;

•	RevPAR;

•	Adjusted Hotel EBITDA Margin;

•	EBITDA; and

•	FFO.

          Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of our total revenues for the period from January 1, 2005 to September 9, 2005, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms. RevPAR, which is calculated as the product of ADR and occupancy percentage, is another important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis.

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

          We also use EBITDA, Adjusted Hotel EBITDA Margin and FFO as measures of the financial performance of our business.  See “Non-GAAP Financial Matters.”

          As of September 9, 2005 the Company owned the following fourteen hotel properties:

Property	Location	Number of Rooms

Courtyard Manhattan/ Midtown East	New York, New York	307
Torrance Marriott	Los Angeles County, California	487
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510
Marriott Griffin Gate Resort	Lexington, Kentucky	408
Bethesda Marriott Suites	Bethesda, Maryland	274
Courtyard Manhattan/ Fifth Avenue	New York, New York	185
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182
Renaissance Worthington	Fort Worth, Texas	504
Marriott Atlanta Alpharetta	Atlanta, Georgia	318
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	504
Marriott Los Angeles Airport	Los Angeles, California	1,004
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346
SpringHill Suites Buckhead	Buckhead, Georgia	220
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384

TOTAL		5,633

 Significant highlights for the Fiscal Quarter ended September 9, 2005 and subsequent period are as follows:

•	Completed the acquisition of the Vail Marriott on June 24, 2005.

•	Paid shareholders of record on June 17, 2005 a cash dividend of $0.0326 per share on June 28, 2005.

•

Completed the acquisition of a portfolio of four hotels (Renaissance Worthington Hotel, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Marriott Los Angeles Airport) from affiliates of Capital Hotel Investments, LLC on June 23, 2005.

•	Closed on mortgage debt of $82.6 million and $57.4 million, respectively, on the Marriott Los Angeles Airport and Renaissance Worthington Hotel, respectively, on June 23, 2005.

•	Closed on a $75 million senior secured revolving credit facility on July 8, 2005, which may be increased to $250 million subject to lender approval.

•	Completed the acquisition of the SpringHill Suites Buckhead on July 22, 2005.

•	Completed the acquisition of the Oak Brook Hills Resort & Conference Center on July 29, 2005.

•	Drew $5 million under the senior secured credit facility on July 29, 2005.

•	Closed on $62.5 million mortgage debt on the Frenchman’s Reef & Morning Star Marriott Beach Resort on July 29, 2005.

•	Paid shareholders of record on September 9, 2005 a cash dividend of $0.1725 per share on September 27, 2005.

Results of Operations

Fiscal Quarter Ended September 9, 2005

          As of September 9, 2005, we owned fourteen hotel properties. Our total assets were $890.9 million as of September 9, 2005. Total liabilities were $420.6 million as of September 9, 2005, including $366.0 million of debt. Shareholders’ equity was approximately $470.3 million as of September 9, 2005. Our net income for the fiscal quarter ended September 9, 2005 was $2.2 million.   The Company acquired eight of our fourteen hotel properties during the period from January 1, 2005 to September 9, 2005.  Accordingly, the current period results are not comparable to the results for the corresponding period in 2004. Furthermore, the  results of operations for the fiscal quarter ended September 9, 2005 were negatively impacted by the renovation of the Courtyard Manhattan Fifth Avenue as compared to the pro forma fiscal quarter ended September 10, 2004.

          Revenue.    Our revenues totaled $65.4 million for the fiscal quarter ended September 9, 2005. Revenue consists primarily of the room, food and beverage and other revenues from our hotel properties.   Revenues for the fiscal quarter ended September 9, 2005 consists of the following:

Rooms	$43,007,699
Food and beverage	17,607,225
Other	4,792,077

Total revenues	$65,407,001

          Individual hotel revenues for the fiscal quarter ended September 9, 2005 consisted of the following (in millions):

Property	Revenues

Courtyard Manhattan / Midtown East	$5.0
Torrance Marriott	5.0
Salt Lake City Marriott Downtown	5.4
Marriott Griffin Gate Resort	5.8
Bethesda Marriott Suites	3.8
Courtyard Manhattan/ Fifth Avenue	1.6
The Lodge at Sonoma, a Renaissance Resort & Spa	4.6
Renaissance Worthington	6.5
Marriott Atlanta Alpharetta	2.8
Frenchman’s Reef & Morning Star Marriott Beach Resort	7.4
Marriott Los Angeles Airport	10.6
Vail Marriott Mountain Resort & Spa	3.3
SpringHill Suites Buckhead	0.5
Oak Brook Hills Resort & Conference Center	3.1

Total	$65.4

          The following pro forma key hotel operating statistics for our properties for the quarters ended September 9, 2005 and September 10, 2004 exclude the Buckhead SpringHill Suites because this hotel was newly built and opened on July 1, 2005.  The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership.

	Fiscal Quarter Ended September 9, 2005	Fiscal Quarter Ended September 10, 2004	% Change

Occupancy%	76.4%	75.5%	0.9 percentage points
ADR	$133.84	$125.59	6.6%
RevPAR	$102.31	$94.87	7.8%

          Individual hotel pro forma RevPAR for the fiscal quarters ended September 9, 2005 and September 10, 2004 is as follows:

Property	Fiscal Quarter Ended September 9, 2005	Fiscal Quarter Ended September 10, 2004

Courtyard Manhattan / Midtown East	$186.25	$166.09
Torrance Marriott	86.96	81.66
Salt Lake City Marriott Downtown	89.12	82.40
Marriott Griffin Gate Resort	82.76	82.32
Bethesda Marriott Suites	122.77	112.20
Courtyard Manhattan / Fifth Avenue	146.92	122.14
The Lodge at Sonoma, a Renaissance Resort & Spa	185.62	158.34
Renaissance Worthington	105.20	92.30
Marriott Atlanta Alpharetta	76.44	70.88
Frenchman’s Reef & Morning Star Marriott Beach Resort	131.50	114.17
Marriott Los Angeles Airport	80.86	75.90
Vail Marriott Mountain Resort & Spa	82.97	92.18
Oak Brook Hills Marriott Resort	72.51	68.32

Total Excluding SpringHill Suites Buckhead	$102.31	$94.87

SpringHill Suites Buckhead (1)	$38.34	$—

Total Including SpringHill Suites Buckhead	$100.81	$94.87

Total Excluding SpringHill Suites Buckhead and Oak Brook (1) (2)	$104.29	$96.34

(1)	Buckhead SpringHill Suites was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2004.
(2)

The Oak Brook Hills Marriott Resort is excluded as the Company excluded the results in certain guidance provided when the Company released second quarter financial results. At that time, the Company had not completed its audit of the property and the hotel was undergoing brand conversion.

          Hotel operating expenses.    Our hotel operating expenses totaled $51.6 million for the fiscal quarter ended September 9, 2005. Hotel operating expenses consist primarily of operating expenses of the hotels, including approximately $1.7 million of non-cash ground rent expense.  The operating expenses for the fiscal quarter ending September 9, 2005 consist of the following (in millions):

Rooms departmental expenses	$10.9
Food and beverage departmental expenses	13.7
Other hotel departmental expenses	3.0
Other hotel expenses	18.0
Base management fees	2.0
Incentive management fees	0.2
Property taxes	1.7
Ground rent – Contractual	0.4
Ground rent – Non-Cash	1.7
Other	—

Total operating expenses	$51.6

          We believe Hotel Adjusted EBITDA margins are useful to an investor in evaluating the operating performance of our hotels because it helps investors evaluate and compare the results of hotel operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating margins. Hotel Adjusted EBITDA Margin represents hotel net income (loss) excluding: (1) interest expense; (2) income taxes; (3) depreciation and amortization; (4) non-cash ground rent expense incurred by the hotel due to the straight lining of the rent from our ground lease obligations; and (5) non-cash amortization of our favorable lease asset divided by total hotel revenues.  Individual hotel pro forma Hotel Adjusted EBITDA Margins for the fiscal quarters ended September 9, 2005 and September 10, 2004 are as follows:

Property	Fiscal Quarter Ended September 9, 2005	Fiscal Quarter Ended September 10, 2004

Courtyard Manhattan / Midtown East	34.9%	31.4%
Torrance Marriott	25.9%	24.2%
Salt Lake City Marriott Downtown	29.7%	25.2%
Marriott Griffin Gate Resort	23.7%	25.5%
Bethesda Marriott Suites	27.1%	28.3%
Courtyard Manhattan / Fifth Avenue (3)	(1.5)%	17.5%
The Lodge at Sonoma, a Renaissance Resort & Spa	26.1%	27.7%
Renaissance Worthington	14.0%	13.8%
Marriott Atlanta Alpharetta	26.7%	27.5%
Frenchman’s Reef & Morning Star Marriott Beach Resort	16.1%	8.3%
Marriott Los Angeles Airport	25.2%	22.2%
Vail Marriott Mountain Resort & Spa	10.5%	17.3%
Oak Brook Hills Marriott Resort	24.9%	26.2%

Total Excluding SpringHill Suites Buckhead	22.5%	21.9%

SpringHill Suites Buckhead (1)	32.6%	—

Total Including SpringHill Suites Buckhead	22.6%	21.9%

Total Excluding SpringHill Suites Buckhead and Oak Brook (1) (2)	22.3%	21.1%

(1)	Buckhead SpringHill Suites was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2004.
(2)

The Oak Brook Hills Marriott Resort is excluded as the Company excluded the results in certain guidance provided when the Company released second quarter financial results. At that time, the Company had not completed its audit of the property and the hotel was undergoing brand conversion.

(3)	The hotel was under renovation during the fiscal quarter ended September 9, 2005.

          Depreciation and amortization.    Our depreciation and amortization expense totaled $7.4 million for the fiscal quarter ended September 9, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. The furniture, fixtures and equipment depreciable lives are approximately one year for the Courtyard Midtown East, the Courtyard Fifth Avenue and the Bethesda Marriott Suites because these hotels will and/or have undergone significant renovations within a short time period subsequent to acquisition.

          Corporate expenses.    Our corporate expenses totaled $2.5 million for the fiscal quarter ended September 9, 2005. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.  The Company recorded an expense of $260,000 during the fiscal quarter ended September 9, 2005 as a result of the Company’s termination of a potential acquisition during the fiscal quarter.  This expense consists of the write off of previously capitalized third party transaction costs of approximately $332,000, partially offset by a $72,000 foreign exchange gain recorded upon the refund of the acquisition deposit held in a foreign currency.  Subsequent to September 9, 2005, the Company received approximately $34,000 from the sale of certain due diligence materials related to the terminated acquisition.  The proceeds from the sale of these materials will be recorded as an offset to the expense during the fourth quarter.

          Interest expense.    Our interest expense totaled $4.2 million for the fiscal quarter ended September 9, 2005. This interest expense is related to mortgage debt incurred (or in one case assumed) in connection with our acquisition of our hotels ($4.0 million), amortization of deferred financing costs ($0.1 million) and interest and unused facility fees on our senior secured credit facility ($0.1 million).  As of September 9, 2005, the Company has property specific mortgage debt outstanding on eight of our hotels. On seven of the hotels, we have fixed rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. The Company’s weighted average interest rate as of September 9, 2005 was 5.5%.  On the eighth hotel, the Company has variable rate secured debt, the interest of which is based on LIBOR plus a spread. The interest rate as of September 9, 2005 on this mortgage loan was 6.325%.   Amounts drawn under the senior secured credit facility also bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time.   The interest rate on the senior secured credit facility was 5.12% as of September 9, 2005.

          Income taxes.    We recorded a benefit for income taxes of $1,684,346 for the fiscal quarter ended September 9, 2005 arising from the pre-tax loss generated by our TRS for the fiscal quarter ended September 9, 2005.

Period from January 1, 2005 to September 9, 2005

          As of September 9, 2005, we owned fourteen hotel properties. Our total assets were $890.9 million as of September 9, 2005. Total liabilities were $420.6 million as of September 9, 2005, including $366.0 million of debt. Shareholders’ equity was approximately $470.3 million as of September 9, 2005.  Our net loss for the period from January 1, 2005 to September 9, 2005 was $8.9 million.   The Company acquired eight of our fourteen hotel properties during the period from January 1, 2005 to September 9, 2005.  Accordingly, the current period results are not comparable to the results for the corresponding period in 2004.

          Revenue.    Our revenues totaled $125.3 million for the period from January 1, 2005 to September 9, 2005. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the period from January 1, 2005 to September 9, 2005 consists of the following:

Rooms	$85,509,567
Food and beverage	31,812,477
Other	7,949,454

Total revenues	$125,271,498

          Individual hotel revenues for the period from January 1, 2005 to September 9, 2005 consisted of the following (in millions):

Property	Revenues

Courtyard Manhattan / Midtown East	$14.8
Torrance Marriott	14.9
Salt Lake City Marriott Downtown	16.2
Marriott Griffin Gate Resort	16.1
Bethesda Marriott Suites	11.2
Courtyard Manhattan / Fifth Avenue	6.7
The Lodge at Sonoma, a Renaissance Resort & Spa	11.2
Renaissance Worthington	6.5
Marriott Atlanta Alpharetta	2.8
Frenchman’s Reef & Morning Star Marriott Beach Resort	7.4
Marriott Los Angeles Airport	10.6
Vail Marriott Mountain Resort & Spa	3.3
SpringHill Suites Buckhead	0.5
Oak Brook Hills Marriott Resort	3.1

Total	$125.3

          The following pro forma key hotel operating statistics for our hotel properties for the period from January 1, 2005 to September 9, 2005 and period from January 3, 2004 to September 10, 2004 excludes the Buckhead SpringHill Suites due to the fact that this hotel was newly built and opened on July 1, 2005.  The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership.

	Period from January 1, 2005 to September 9, 2005	Period from January 3, 2004 to September 10, 2004	% Change

Occupancy%	74.4%	73.2%	1.2 percentage points
ADR	$143.38	$132.55	8.2%
RevPAR	$106.65	$96.97	10.0%

          Individual hotel RevPAR for the periods from January 1, 2005 to September 9, 2005 and January 3, 2004 to September 10, 2004, respectively, is as follows:

Property	Period from January 1, 2005 to September 9, 2005	Period from January 3, 2004 to September 10, 2004

Courtyard Manhattan / Midtown East	$181.31	$161.36
Torrance Marriott	84.29	77.13
Salt Lake City Marriott Downtown	85.69	80.00
Marriott Griffin Gate Resort	77.99	73.37
Bethesda Marriott Suites	122.92	114.56
Courtyard Manhattan/ Fifth Avenue	155.26	112.57
The Lodge at Sonoma, a Renaissance Resort & Spa	141.89	120.35
Renaissance Worthington	116.50	102.81
Marriott Atlanta Alpharetta	80.27	73.60
Frenchman’s Reef & Morning Star Marriott Beach Resort	173.81	149.38
Marriott Los Angeles Airport	80.37	77.21
Vail Marriott Mountain Resort & Spa	127.64	123.22
Oak Brook Hills Marriott Resort	62.95	59.96

Total Excluding SpringHill Suites Buckhead	$106.65	$96.97

SpringHill Suites Buckhead (1)	$38.34	$—

Total Including SpringHill Suites Buckhead	$106.11	$96.97

Total Excluding SpringHill Suites Buckhead and Oak Brook (1) (2)	$110.07	$99.72

(1)	Buckhead SpringHill Suites was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2004.
(2)

The Oak Brook Hills Marriott Resort is excluded as the Company excluded the results in certain guidance provided when the Company released second quarter financial results. At that time, the Company had not completed its audit of the property and the hotel was undergoing brand conversion.

          Hotel operating expenses.    Our hotel operating expenses totaled $99.4 million for the period from January 1, 2005 to September 9, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including approximately $4.9 million of non-cash ground rent expense.  The operating expenses for the period from January 1, 2005 to September 9, 2005 consist of the following (in millions):

Rooms departmental expenses	$21.4
Food and beverage departmental expenses	24.4
Other hotel departmental expenses	5.3
Other hotel expenses	33.2
Base management fees	4.1
Incentive management fees	0.2
Property taxes	3.8
Ground rent – Contractual	1.3
Ground rent – Non-Cash	4.9
Other	0.8

Total operating expenses	$99.4

          We believe Hotel Adjusted EBITDA margins are useful to an investor in evaluating the operating performance of our hotels because it helps investors evaluate and compare the results of hotel operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating margins. Hotel Adjusted EBITDA Margin represents hotel net income (loss) excluding: (1) interest expense; (2) income taxes; (3) depreciation and amortization; (4) non-cash ground rent expense incurred by the hotel due to the straight lining of the rent from our ground lease obligations; and (5) non-cash amortization of our favorable lease asset divided by total hotel revenues.  Individual hotel pro forma Hotel Adjusted EBITDA Margins for the periods from January 1, 2005 to September 9, 2005 and January 3, 2004 to September 10, 2004, respectively, are as follows:

Property	Period from January 1, 2005 to September 9, 2005	Period from January 3, 2004 to September 10, 2004

Courtyard Manhattan / Midtown East	35.1%	31.1%
Torrance Marriott	24.6%	23.0%
Salt Lake City Marriott Downtown	26.9%	25.7%
Marriott Griffin Gate Resort	23.5%	22.2%
Bethesda Marriott Suites	27.9%	28.0%
Courtyard Manhattan / Fifth Avenue	23.4%	11.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	16.0%	13.8%
Renaissance Worthington	23.4%	22.1%
Marriott Atlanta Alpharetta	30.3%	28.4%
Frenchman’s Reef & Morning Star Marriott Beach Resort	28.8%	24.5%
Marriott Los Angeles Airport	25.3%	24.4%
Vail Marriott Mountain Resort & Spa	29.1%	26.4%
Oak Brook Hills Marriott Resort	20.6%	18.0%

Total Excluding SpringHill Suites Buckhead	25.9%	23.8%

SpringHill Suites Buckhead (1)	32.6%	—

Total Including SpringHill Suites Buckhead	25.9%	23.8%

Total Excluding SpringHill Suites Buckhead and Oak Brook (1) (2)	26.4%	24.1%

(1)	Buckhead SpringHill Suites was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2004.
(2)

The Oak Brook Hills Marriott Resort is excluded as the Company excluded the results in certain guidance provided when the Company released second quarter financial results. At that time, the Company had not completed its audit of the property and the hotel was undergoing brand conversion.

          Depreciation and amortization.    Our depreciation and amortization expense totaled $16.1 million for the period from January 1, 2005 to September 9, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. The furniture, fixtures and equipment depreciable lives are approximately one year for the Courtyard Midtown East, the Courtyard Fifth Avenue and the Bethesda Marriott Suites since these hotels will and/or have undergone significant renovations within a short time period subsequent to acquisition.

          Corporate expenses.    Our corporate expenses totaled $10.4 million for the period from January 1, 2005 to September 9, 2005. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.  The Company recorded an expense of $260,000 during the fiscal quarter ended September 9, 2005 as a result of the Company’s termination of a potential acquisition during the fiscal quarter.  This expense consists of the write off of previously capitalized third party transaction costs of approximately $332,000, partially offset by a $72,000 foreign exchange gain recorded upon the refund of the acquisition deposit held in a foreign currency.  Subsequent to September 9, 2005, the Company received approximately $34,000 from the sale of certain due diligence materials related to the terminated acquisition.  The proceeds from the sale of these materials will be recorded as an offset to the expense during the fourth quarter.  In addition, the Company recorded an expense of $3,736,250 during the second quarter as a result of the Company’s commitment to issue on the fifth anniversary of the initial public offering 382,500 shares of common stock to the Company’s executive officers.

          Interest expense.    Our interest expense totaled $10.6 million for the period from January 1, 2005 to September 9, 2005. This interest expense is related to mortgage debt incurred (or in one case assumed) in connection with our acquisition of our hotels ($9.4 million), amortization and write off of deferred financing costs ($1.1 million) and interest and unused facility fees on our senior secured credit facility ($0.1 million).  As of September 9, 2005, the Company has property specific mortgage debt outstanding on eight of our hotels. On seven of the hotels, we have fixed rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. On the eighth hotel, the Company has variable rate secured debt, the interest of which is based on LIBOR plus a spread. The interest rate as of September 9, 2005 on this mortgage loan was 6.325%.   The Company’s weighted average interest rate as of September 9, 2005 was 5.5%.  Amounts drawn under the senior secured credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time.   The interest rate as of September 9, 2005 on the senior secured credit facility was 5.12%.

          During the second quarter, the Company repaid the mortgage debt on the Torrance Marriott ($44 million) and the Lodge at Sonoma, a Renaissance Resort & Spa ($20 million).  In conjunction with the repayment of the mortgage on the Lodge at Sonoma, a Renaissance Resort & Spa, the Company incurred a prepayment penalty of approximately $50,000, which is classified as interest expense on the accompanying condensed consolidated statements of operations.  In conjunction with the repayment of these mortgages, the Company wrote off unamortized deferred financing fees of approximately $655,000, which is classified as interest expense on the accompanying condensed consolidated statements of operations.

          Income taxes.    We recorded a benefit for income taxes of $1.1 million for the period from January 1, 2005 to September 9, 2005. We recorded an income statement charge of $1.4 million in the first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connection with our REIT election. This charge was offset by an income tax benefit of $2.5 million recorded on the pre-tax loss of the Company’s TRS for the period from January 1, 2005 to September 9, 2005.

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

          Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our hotel properties, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, and borrowings, as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

          In addition, we intend to utilize various types of debt to finance a portion of the costs of acquiring additional hotel properties. We expect this debt will include long-term, fixed-rate, mortgage loans, variable-rate term loans, and secured revolving lines of credit.

Our Senior Secured Revolving Credit Facility

          On July 8, 2005 the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility. Our operating partnership is the borrower under the credit facility. The credit facility is guaranteed by substantially all of our material subsidiaries and is secured by first mortgages on certain of our qualifying properties, which make up the “borrowing base.” The Torrance Marriott and the Vail Marriott Mountain Resort & Spa are the two hotel properties currently comprising the borrowing base. We may add hotels to the borrowing base if certain conditions in the credit facility are met.

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

In addition to the interest payable on amounts outstanding under the credit facility, we are required to pay an amount equal to 0.35% of the unused portion of the credit facility.

          Our ability to borrow under the credit facility is dependent upon the size of the borrowing base, from time to time. We will be permitted to borrow up to 65% of the lesser of (1) the appraised value of the borrowing base properties or (2) our cost of the borrowing base properties. Included in our cost of the borrowing base properties are renovation costs that we incur following the acquisition of the borrowing base properties. In addition, the net operating income generated by the borrowing base properties, as calculated by Wachovia Bank, National Association, must at all times be greater than 140% of the amount of implied debt service, which is an amount (calculated by Wachovia Bank, National Association), equal to the payment of principal and interest that we would have to pay if we had borrowed such amount under a conventional mortgage loans. Our current borrowing base assets permit us to draw the maximum amount under the senior secured credit facility.

          During the fiscal quarter ended September 9, 2005, the Company made a $5 million draw under this credit facility.  Subsequent to September 9, 2005, the Company made an additional $4 million draw on the senior secured credit facility and subsequently repaid $2 million on this credit facility.

          Our New Mortgage Financings

          In connection with our acquisition of the Marriott Los Angeles Airport and the Renaissance Worthington, we entered into mortgages that aggregate $140.0 million. These borrowings consist of an $82.6 million mortgage on the Marriott Los Angeles Airport and a $57.4 million mortgage on the Renaissance Worthington. Each loan is secured by a first mortgage lien on the applicable hotel.

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

          On July 29, 2005, the Company closed on mortgage debt on the Marriott Frenchman’s Reef & Morning Star Resort.  The mortgage debt has a principal balance of $62.5 million, a term of 10 years, bears interest at 5.44%, and is interest only for the first three years and then amortizes on a 30-year schedule.  In conjunction with the closing of the mortgage debt, the lender escrowed $2.9 million of the loan proceeds to pre-fund certain capital improvements of the Marriott Frenchman’s Reef & Morning Star Resort required under the mortgage debt.  Subsequent to September 9, 2005, the lender reduced the escrow requirement to $1.2 million.

Sources and Uses of Cash

          Our principal sources of cash are cash from operations, borrowing under mortgage financings, draws on our senior secured credit facility and the proceeds from our initial public offering. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

          Cash Provided by Operations. Our cash provided by operations was $10.6 million for the period from January 1, 2005 to September 9, 2005 which is the result of the Company’s net loss, adjusted for the impact of several non-cash charges, including $16.1 million of depreciation, $4.8 million of non-cash straight line ground rent, $1.1 million of amortization of deferred financing costs and loan repayment losses, and $5.6 million of stock grants, offset by working capital changes of $6.8 million and a $1.1 non-cash income benefit.

          Cash Used In Investing Activities. Our cash used in investing activities was $554.3 million for the period from January 1, 2005 to September 9, 2005.  During period from January 1, 2005 to September 9, 2005, the Company utilized $530.9 million of cash for the acquisition of the following hotels (in millions):

Torrance Marriott	$61.5
Capital Hotel Investments Portfolio	309.5
Vail Marriott	60.7
Oak Brook Hills Marriott Resort	66.1
Buckhead Atlanta SpringHill Suites	33.1

Total	$530.9

          The Company also incurred normal recurring capital expenditures at our other hotel properties of $9.6 million for the period from January 1, 2005 to September 9, 2005.  In addition, the Company deposited $17.7 million of restricted cash in various FF&E escrow accounts in conjunction with the acquisitions of our hotels and received $4 million of key money related to the Torrance Marriott and the Courtyard Fifth Avenue.

          Cash Provided by Financing Activities. Approximately $476.6 million of cash was provided by financing activities for the period from January 1, 2005 to September 9, 2005.  The cash provided by financing activities primarily consists of $291.8 million of proceeds from the sale of 29.8 million shares of common stock in our initial public offering, offset by the $3.2 million of offering costs, $246.5 million of proceeds from mortgage debt of the Torrance Marriott ($44 million), the Los Angeles Marriott ($82.6 million), the Worthington Renaissance ($57.4 million) and the Frenchman’s Reef Marriott & Morning Star Resort ($62.5 million), and proceeds from a $5 million draw under the senior secured credit facility.  The cash provided by financing activities was offset by the $56.9 million repayment of the secured debt incurred at  the Lodge at Sonoma, a Renaissance Resort and Spa and the Torrance Marriott in June 2005, $2.7 million of financing costs paid during the period, $2.1 million of scheduled debt principal payments and $1.7 million of dividends.

          The following table summarizes our significant financing activities since the beginning of 2005:

Transaction Date	Description of Transaction	Amount

January 13, 2005	Proceeds from Torrance Marriott mortgage	$44 million
June 1, 2005	Proceeds from initial public offering, net of offering costs	288.6 million
June 2, 2005	Repayment of Torrance Marriott mortgage, net	(36.9 million	)
June 16, 2005	Repayment of Lodge at Sonoma mortgage	(20.0 million	)
June 23, 2005	Proceeds from LAX and Worthington mortgages	140.0 million
June 28, 2005	Payment of second quarter dividends	(1.7 million	)
July 29, 2005	Proceeds from Frenchman’s Reef mortgage	62.5 million
July 29, 2005	Draw under senior secured credit facility	5.0 million
September 26, 2005	Draw under senior secured credit facility	4.0 million
September 30, 2005	Repayment of senior secured credit facility	(2.0 million	)
September 27, 2005	Payment of third quarter dividends	(8.9 million	)

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

          Our Board of Directors declared a dividend of $0.0326 per share that was paid on June 28, 2005 to shareholders of record as of June 17, 2005.  During the third fiscal quarter the Company’s  Board of Directors declared a cash dividend of $0.1725 per share for our common stock. The dividend was paid on September 27, 2005 to stockholders of record as of September 9, 2005.  Additionally, we intend to pay a quarterly distribution of $0.1725 per share to our stockholders of record at the end of the fourth quarter of 2005, subject to Board of Director approval.

Capital Expenditures

          The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel.  Contributions to the property improvement fund are calculated as a percentage of sales at the hotel.  In addition, the Company may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement.   As of September 9, 2005, the Company had set aside $33 million for capital projects in property improvement funds ($24.9 million) and lender held restricted cash ($8.1 million).  Funds held in property improvement funds for one hotel are not permitted to be applied to any other property.

          The Company has a number of significant capital projects currently planned or underway.  A description of the significant capital projects is as follows:

•

The Company substantially completed the renovation of the Courtyard Manhattan/Fifth Avenue during the fiscal quarter ended September 9, 2005 for a total cost of approximately $6.1 million.  The project consisted of the renovation of the hotel guestrooms and public space. The renovation was funded with $4.1 million of cash that the Company pre-funded into the hotel’s property improvement fund at acquisition and $2 million of additional owner funding.

•

The Company substantially completed the renovation of the Marriott Griffin Gate Resort during the period from January 1, 2005 to September 9, 2005 for a total cost of approximately $2.9 million.  The project consisted of the renovation of the hotel ballroom, corridors and public space. The renovation was funded with $3.0 million of cash that the Company pre-funded into the hotel’s property improvement fund at acquisition.

•

The Company is currently completing the $4.0 million renovation of the Marriott Los Angeles Airport.  The project will consist of the renovation of the hotel ballroom, conversion of a food outlet to a junior ballroom and renovation of the hotel bar.  The renovation will be funded from existing cash in the hotel’s property improvement fund.

•

The Company is currently completing the $1.8 million renovation of the Frenchman’s Reef & Morning Star Marriott Beach Resort.  The project will consist of the replacement of case goods in a portion of the guestrooms.  The renovation will be funded from existing cash in the hotel’s property improvement fund.

•

The Company is currently planning the $13 million renovation of the Torrance Marriott.  The renovation is currently scheduled to be completed during the 2005 fourth quarter and the first half of 2006. The project will consist of the renovation of the hotel guestroom soft goods and bathrooms, renovation of the hotel’s main ballroom and meeting rooms, renovation of the hotel lobby and conversion of a food and beverage outlet to meeting space. The renovation will be funded with $3 million of cash that the Company pre-funded into the hotel’s property improvement fund at acquisition, $7 million of additional owner funding and the balance from future FF&E escrow contributions.  Previously, the Company pre-funded approximately $7 million into a lender held escrow account in conjunction with the secured mortgage debt of the Torrance Marriott.  This cash was applied against the principal balance when the mortgage debt was repaid in June 2005.

•

The Company is currently planning the $5 million renovation of the Bethesda Marriott Suites.  The renovation is currently scheduled to be completed during the 2006 first quarter. The project will consist of the renovation of the hotel guest suites. The renovation will be funded with $1 million of cash held in the hotel’s property improvement fund and $4 million of additional owner funding.

•

The Company intends to complete a $4.7 million renovation of the Courtyard Manhattan/Midtown East during the first quarter of 2006. The project will consist of the renovation of the hotel guestrooms, renovation of the hotel lobby, renovation of the hotel restaurant and meeting space. The renovation will be funded with $4.5 million of cash that the Company pre-funded into the hotel’s property improvement fund at acquisition and cash held in the hotel’s property improvement fund.

          The Company has committed to significantly renovate the Oak Brook Hills Marriott Resort during the 2006 and 2007 winter off-seasons.  Significant renovations include the hotel guestrooms and bathrooms, the hotel main ballroom and meeting rooms and the hotel lobby.  This work will be funded through a combination of continued contributions to the hotel’s property improvement fund and owner fundings.

          In addition, the Company is currently evaluating significant renovation projects at the Marriott Los Angeles Airport, Frenchman’s Reef & Morning Star Marriott Beach Resort and the Vail Marriott Mountain Resort & Spa.  In particular, the Company had been planning a major rooms renovation at the Marriott Los Angeles Airport in 2007; however it is currently reviewing the return on investment of accelerating that renovation to 2006, but it has not yet made a final decision.  At the Vail Marriott Mountain Resort & Spa the Company is evaluating a major renovation of the ballrooms and at Frenchman’s Reef & Morning Star Marriott Beach Resort the Company is evaluating a renovation of certain guestrooms and balconies.

          The Company is still in the process of finalizing the scope and budget of the various 2006 renovation projects for all of our hotels.  The Company anticipates that the projects will be funded with a combination of cash held in hotel property improvement funds and owner fundings.

Off-Balance Sheet Arrangements

          We lease the land underlying the Bethesda Marriott Suites and the Courtyard Manhattan/Fifth Avenue pursuant to ground leases that provide for ground lease rental payments that are stipulated in the ground leases and increase in pre-established amounts over the remaining terms of the leases. We lease the land underlying the Salt Lake City Marriott Downtown pursuant to a ground lease that provides for ground lease payments that are calculated based on a percentage of gross revenues. We record the future minimum ground rent payments on the Bethesda Marriott Suites and the Courtyard Manhattan/Fifth Avenue on a straight-line basis as required by U.S. generally accepted accounting principles. We also lease the ground under the Marriott Griffin Gate Resort golf course, the Oak Brook Hills Marriott Resort golf course, the ground under a portion of the Worthington Renaissance and the ground under a portion of the Salt Lake City Marriott Downtown ballroom not covered by the main ground lease underlying the hotel.

Non-GAAP Financial Matters

          We use the following three non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) EBITDA, (2) FFO and (3) Hotel Adjusted EBITDA Margin.

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

	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2005 to September 9, 2005	Period from May 6, 2004 (Incorporation) to September 10, 2004

Net income (loss)	$2,196,468	$(8,889,598)	$(720,273)
Interest expense	4,156,249	10,640,988	—
Income tax benefit	(1,684,346)	(1,125,499)	(552,294)
Depreciation and amortization	7,369,396	16,072,526	9,168

EBITDA	$12,037,767	$16,698,417	$(1,263,399)

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

	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2005 to September 9, 2005	Period from May 6, 2004 (Incorporation) to September 10, 2004

Net income (loss)	$2,196,468	$(8,889,598)	$(720,273)
Real estate related depreciation and amortization	7,369,396	16,072,526	9,168

FFO	$9,565,864	$7,182,928	$(711,105)

          We believe Hotel Adjusted EBITDA Margins are useful to an investor in evaluating the operating performance of our hotels because it helps investors evaluate and compare the results of hotel operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating margins. Hotel Adjusted EBITDA Margin represents hotel net income (loss) excluding: (1) interest expense; (2) income taxes; (3) depreciation and amortization; (4) non-cash ground rent expense incurred by the hotel due to the straight lining of the rent from our ground lease obligations; and (5) non-cash amortization of our favorable lease asset divided by total hotel revenues.   The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership.

	Fiscal Quarter Ended September 9, 2005	Fiscal Quarter Ended September 10, 2004 (1)	Period from January 1, 2005 to September 9, 2005	Period from January 3, 2004 to September 10, 2004 (1)

Total revenues	$65,407,001	$68,265,825	$125,271,498	$210,289,146
Hotel operating expenses	51,570,548	55,115,445	99,388,483	165,435,239
Less: Non-cash ground rent	(1,796,749)	(1,796,749)	(5,253,431)	(5,253,431)
Pro Forma adjustment	851,220	—	(1,308,872)	—

Hotel Adjusted EBITDA	$50,625,019	$53,318,696	$92,826,180	$160,181,808

Hotel Adjusted EBITDA Margin	22.6%	21.9%	25.9%	23.8%

(1)	Financial information is presented on a pro forma basis and includes the results of operations of the hotels under previous ownership.

Critical Accounting Policies

          Our consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

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

          Stock-based Compensation.    The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. For share grants, total compensation expense is based on the price of the Company’s stock at the grant date.  Compensation expense is recorded ratable over the vesting period, if any.

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

Item 3.   Qualitative Disclosure about Market Risk

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed to in the future, is interest rate risk. Some of our outstanding debt has a variable interest rate. We use interest rate caps to manage our interest rate risks relating to our variable rate mortgage debt. Our total outstanding debt at September 9, 2005 was approximately $366.0 million, of which approximately $28 million or 7.7% was variable rate debt. If market rates of interest on our variable debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable debt would decrease future earnings and cash flows by approximately $280,000 annually. On the other hand, if market rates of interest on our variable rate were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $280,000. As of September 9, 2005, the fair value of the fixed rate debt approximates book value.

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

          None.

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

(a)          Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit No.	Description of Exhibit

10.1

Amended and Restated Purchase Agreement by and among DiamondRock Frenchman’s Holdings, LLC, Capital Hotel Investments Financing I, LLC, BCM/CHI Cayman Islands, Inc. and BCM/CHI Frenchman’s Reef, Inc. dated June 23, 2005*

10.2

Credit Agreement dated as of July 8, 2005 by and among DiamondRock Hospitality Limited Partnership, a limited partnership formed under the laws of the State of Delaware, as Borrower, DiamondRock Hospitality Company, a corporation formed under the laws of the State of Maryland, each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 13.5.(d), Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Tri-Lead Arrangers and as Tri-Bookrunners, and each of Citicorp North America, Inc. and Bank of America, N.A., as Syndication Agents and as Documentation Agents.**

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Incorporated by reference to DiamondRock’s Form 8-K, filed June 29, 2005.
**	Incorporated by reference to DiamondRock’s Form 8-K, filed July 14, 2005.