Form 10-K
period 2005-12-31
DiamondRock Hospitality Co
filed 2006-03-13
CIK 1298946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-32514

DIAMONDROCK HOSPITALITY COMPANY

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
6903 Rockledge Drive, Suite 800
Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (240) 744-1150

Title of Each Class	Name of Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No   ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐    Accelerated filer   ☐   Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

As of March 6, 2006 there were 50,819,864 shares of common stock outstanding.

Documents Incorporated by Reference

Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated by reference in Part III herein.

DIAMONDROCK HOSPITALITY COMPANY

45

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the Item 1A “Risk Factors” of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.                        Business

Overview

We are a self-advised real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. We will own sixteen hotels comprising 7,311 rooms upon completion of our recently announced hotel acquisition in downtown Chicago. These hotels have an aggregate projected investment of approximately $1.3 billion and are geographically diversified across major markets in the United States.

We differentiate ourselves through our:

•       Proven acquisition capability;

•       Aggressive asset management;

•       Conservative capital structure; and

•       Experienced senior management team.

Proven Acquisition Capability

Since we completed our first acquisition in October 2004, we have acquired, or have under contract to acquire, sixteen premium hotels.  We have acquired eleven of these hotels in off-market transactions, meaning that they were not made generally available to other companies. We intend to make additional acquisitions that meet our stringent underwriting criteria. Consistent with this strategy, on March 1, 2006, we signed a purchase agreement to acquire the 1,192 room Chicago Marriott Downtown Magnificent Mile at a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments. We believe that the current environment presents an excellent opportunity to acquire hotels based on our view that lodging industry fundamentals are currently strong and will remain strong for some time to come.

Generally, we invest in hotels that we believe are priced below replacement costs and are located in markets with attractive growth prospects and high barriers to entry. We are focused on acquiring premium full-service hotels located throughout North America and, to a lesser extent, premium select-service hotels in urban locations.

We believe we have a competitive advantage in acquiring hotels through our unique investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Our investment sourcing relationship with Marriott provides us, subject to certain limitations, with a “first look” at hotel acquisition and investment opportunities known to Marriott. As a result of Marriott’s extensive network, relationships and knowledge, we have preferred access to a unique source of hotel investment opportunities, many of which may not be available to other hospitality companies. Since our formation in May 2004, Marriott has provided us with access to several billion dollars of off-market acquisition opportunities. Our relationship with Marriott has facilitated the acquisition of eight of our hotels, including the Marriott Griffin Gate Resort and The Lodge at Sonoma, a Renaissance Resort & Spa, both of which we acquired directly from Marriott.

Aggressive Asset Management

We believe that we are able to create significant value in our portfolio by utilizing our management’s extensive experience and our innovative asset management strategies.

Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants. In particular, we believe that we are unique in having a senior management  team, most of whom worked for many years at Marriott, with very deep knowledge of Marriott’s organization and processes, which gives us insight in how best to work with Marriott to deliver superior returns at our hotels.

Our philosophy is to negotiate management agreements that give us the right to exert significant influence (but not day-to-day control) over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating or repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. We have rebranded two of our properties, including one in which we converted an independently branded hotel to a Marriott brand, which contributed to a 31% increase in revenues and significantly increased operating margins at the hotel in 2005 compared to pro forma 2004. We also have budgeted to spend approximately $84 million in 2006 on identified value-added capital investment opportunities at our existing hotels. The opportunities range from room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with a minimal disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

Conservative Capital Structure

We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

As of December 31, 2005, more than 90% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity date in excess of 8 years. As of December 31, 2005, we had $428.4 million of debt outstanding, representing a debt-to-enterprise value ratio of 41%, which is calculated as our market capitalization plus net debt. We currently have a target debt-to-enterprise value ratio of 45% to 55%.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We endeavor to structure our hotel acquisitions so that they will not overly complicate our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

Experienced Management Team

The extensive hotel industry experience of our senior management team enables us to effectively implement our business strategies. Our senior management team of William W. McCarten, John L. Williams, Mark W. Brugger, Michael D. Schecter and Sean M. Mahoney has extensive experience in lodging, real estate and related service industries, including hotel asset management, acquisitions, mergers, dispositions, development, redevelopment and financing. Collectively, they have been involved in hotel transactions aggregating several billion dollars. In particular, our senior executive officers have the following experience:

•       Mr. McCarten had over twenty-five years’ experience with the Marriott organization. Over the course of his career with Marriott and its related entities, he served in a variety of positions, including Chief Executive Officer of HMSHost Corporation (formerly Host Marriott Services Corporation) and Executive Vice President and Operating Group President of Host Marriott Corporation, each a publicly traded company. Mr. McCarten oversaw the spin-off of HMSHost Corporation through its merger with Autogrill S.P.A. Mr. McCarten serves as our Chairman and Chief Executive Officer.

•       Mr. Williams has over twenty-five years’ experience with Marriott and recently served as Executive Vice President of North American Hotel Development for Marriott, where he had primary responsibility for the acquisition and development of full-service hotel projects involving Marriott Hotels & Resorts, Renaissance Hotels & Resorts and The Ritz-Carlton. He has extensive experience in acquiring, repositioning, developing and redeveloping hotels. Mr. Williams serves as our President and Chief Operating Officer.

•       Mr. Brugger has over a decade of experience in real estate and finance. He recently served as a Vice President -Project Finance with Marriott as well as Chief Executive Officer of a non-lodging Marriott subsidiary with over $300 million in annual revenues. His experience includes structured finance transactions totaling in excess of $2 billion as well as the acquisition, disposition and financing of investment properties. Mr. Brugger serves as our Executive Vice President, Chief Financial Officer and Treasurer.

•       Mr. Schecter has over fifteen years’ experience practicing law, including six years with Marriott. He has led and successfully completed a wide array of transactions in the hotel industry, including mergers and acquisitions, dispositions, joint ventures, and financings. Mr. Schecter serves as our General Counsel and Secretary.

•       Mr. Mahoney has twelve years’ experience as a certified public accountant. He most recently served as a senior manager with Ernst & Young LLP. He has extensive experience with clients in the real estate and hotel industries. Mr. Mahoney serves as our Chief Accounting Officer and Corporate Controller.

Our Company

We commenced operations in July of 2004 when we completed a private placement of 21,000,000 shares of our common stock resulting in net proceeds of $196.3 million. We completed our initial public offering on June 1, 2005, issuing an additional 29,785,764 shares of common stock (including the underwriters’ purchase of the over-allotment option for 3,698,764 shares) at a price of $10.50 per share, resulting in net proceeds of approximately $288.4 million.

As of December 31, 2005, we owned fifteen hotels, comprising 6,119 rooms, located in the following markets: Atlanta, Georgia (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2 hotels); New York, New York (2 hotels); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

Recent Developments

Chicago Marriott. On March 1, 2006, we signed a purchase agreement to acquire the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments (or approximately $257,000 per room), including the assumption of $220 million of floating-rate debt. We made a $5 million non-refundable deposit upon entering into the purchase agreement. The acquisition is scheduled to close on March 15, 2006; however, we have the right to delay the closing for 30 days upon making an additional $5 million non-refundable deposit. We intend to refinance the existing floating-rate loan with a fixed-rate loan issued by Wachovia Bank, National Association. The principal amount of the refinanced loan will be determined based on market conditions at the time of the refinancing and is expected to be between $170 million and $220 million. The new loan will be a limited recourse loan secured by a mortgage on the property. We will finance the remainder of the purchase price through a portion of the net proceeds from an equity offering. We expect to borrow up to $100 million through a short-term floating-rate loan arranged by Wachovia Bank, National Association, which we will repay with a portion of the net proceeds of the equity offering.

We believe this hotel has an excellent location on North Michigan Avenue in Chicago’s famed shopping and entertainment district, the Magnificent Mile. The hotel is predominantly marketed to groups and individual business travelers who are seeking a premium full-service hotel located in the heart of this well-known district. According to the sellers’ records, last year, over half of the rooms sold at the hotel were sold to corporate and association groups and roughly a quarter were sold to individual corporate travelers. The hotel has 60,000 square feet of flexible meeting space.

We believe that supply and demand dynamics are very favorable in Chicago. For example, the number of hotel rooms added to downtown Chicago over the past five years has been very limited, averaging just over 1% per year. In addition, Chicago is a compelling location for conventions and other city-wide events and over the next few years should benefit from the displacement of conventions caused by Hurricane Katrina. We also believe that this hotel is an irreplaceable asset as the land acquisition and construction cost of building a new large hotel in downtown Chicago would be prohibitive.

We cannot assure you that we will acquire the Chicago Marriott because the completion of the proposed acquisition is subject to a variety of conditions.

Refinancing of Courtyard Manhattan/Fifth Avenue. We have a commitment from Lehman Brothers Bank to refinance the mortgage loan on the Courtyard Manhattan/Fifth Avenue that will mature in January 2007. Pursuant to this commitment, we expect to refinance the $23 million existing floating-rate loan with a $51 million fixed-rate loan that matures in 10 years. At the closing of the refinancing, the interest rate on the loan will be set based on the then current 10-year swap rate plus 90 basis points. We expect that the new fixed-rate loan will require principal repayments based on a 30-year amortization schedule following the first five years of payments of interest only. We expect to close on this refinancing early in the second quarter of 2006.

Increased dividend. On February 28, 2006, our board of directors declared an increase in the quarterly dividend for the first quarter of 2006. On April 11, 2006, a cash dividend of $0.18 per share will be paid to stockholders of record as of March 24, 2006.

Our Relationship with Marriott

Investment Sourcing Relationship

We have an investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Marriott has agreed to provide us, subject to certain limitations, with a “first look” at hotel acquisition and investment opportunities known to Marriott. We believe that our ability to implement our business strategies is greatly enhanced by the continuing source of additional acquisition opportunities generated by this relationship, as many of the properties Marriott brings to our attention are offered to us through “off-market” transactions, meaning that they are not made generally available to other real estate investment companies. However, we have not entered into a binding agreement or commitment setting forth all of the terms of this investment sourcing relationship. As a result, our investment sourcing relationship may be modified or terminated at any time by either party.

Since our formation in 2004, Marriott has provided us with access to several billion dollars of off-market acquisition opportunities and our sourcing relationship has facilitated the acquisition of eight of our hotels, including the Marriott Griffin Gate Resort and The Lodge at Sonoma, a Renaissance Resort & Spa, each of which we acquired directly from Marriott.

Our senior management team regularly meets with senior representatives of Marriott to explore how to further our investment sourcing relationship in order to maximize the value of the relationship to both parties. To date, both companies have worked proactively to convert appropriate opportunities into hotel investments made by us and managed by Marriott.

Except where contractually or ethically prohibited, or where Marriott believes it would be damaging to existing Marriott relationships, Marriott provides us a “first look” at potential hotel investment opportunities known to Marriott that are consistent with our stated business strategy. These hotel investment opportunities are those situations where Marriott believes that it may have a significant influence on a potential sale. We believe we are Marriott’s preferred purchaser of full-service as well as urban select-service and urban extended-stay hotels in the United States, Canada and Mexico. Whether the “first look” opportunity develops further will depend upon the circumstances of each investment. In order to continue to develop this relationship, except where contractually or ethically prohibited, we intend to provide Marriott with a “first look” at all hotel management opportunities that become known to us.

Neither we nor Marriott have entered into a binding agreement or commitment setting forth all of the terms of this relationship. Our investment sourcing relationship may be modified or terminated at any time by either party. We retain the right to utilize any property brand and any hotel management company. We believe that should we pursue any such opportunity, it will not affect our investment sourcing relationship with Marriott, so long as such an opportunity does not interfere with Marriott’s objectives for our investment sourcing relationship. On the other hand, Marriott has numerous longstanding relationships with other potential property owners and we understand that Marriott may work with other owners on any potential transaction.

Marriott’s only binding commitment with regard to this investment sourcing relationship is that until June 30, 2006, it will not enter into any written agreement or series of written agreements granting any third party the right to receive information from Marriott concerning opportunities to purchase full-service, urban select-service or urban extended-stay hotels in the United States, or in any region thereof, prior to such opportunities being presented to us. Our only binding commitment with regard to this relationship is that until June 30, 2006, we will not enter into a written agreement or series of written agreements granting any third party the right to receive information from us concerning potential opportunities to provide hotel management services for full-service, urban select-service or urban extended-stay hotels in the United States, or in any region thereof, prior to such opportunity being presented to Marriott. However, for any particular hotel, we are under no obligation to use Marriott as our hotel management company and we may invest in hotels that do not operate under one of Marriott’s brands. We intend to permit this written agreement to expire on June 30, 2006, however, we intend to continue and to expand, the very successful unwritten investment sourcing relationship with Marriott and we believe that our relationship is solid and continues to achieve the objectives of both parties.

Key Money and Yield Support

Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired. We refer to these amounts as “Key Money.” Marriott has provided us with Key Money of approximately $10.5 million in the aggregate in connection with our acquisitions of the Courtyard Manhattan/Midtown East ($2.5 million), the Courtyard Manhattan/Fifth Avenue ($1 million), the Torrance Marriott ($3 million), the Oak Brook Hills Marriott Resort ($2.5 million), the SpringHill Suites Atlanta Buckhead ($0.5 million) and the Orlando Airport Marriott ($1 million). The $3.5 million in Key Money payments received from Marriott in connection with our acquisitions of the Courtyard Manhattan/Fifth Avenue and Courtyard Manhattan/Midtown East are not recoverable by Marriott. The $7 million in Key Money contributed by Marriott in connection with our acquisitions of the Torrance Marriott, the Oak Brook Hills Marriott Resort, the SpringHill Suites Atlanta Buckhead and the Orlando Airport Marriott is recoverable subject to a 10% reduction per year in the event that the applicable management agreement with Marriott terminates within 10 years and such termination is not a result of a default by Marriott.

In addition, Marriott has provided us with operating cash flow guarantees for certain hotels and will fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “Yield Support.”  Marriott provided us with Yield Support for the Oak Brook Hills Marriott Resort for fiscal years 2006 and 2007. The guarantee provides that Marriott will fund actual hotel operating income shortfalls during fiscal years 2006 and 2007. The total guarantee obligation of Marriott is capped at $2.5 million. The SpringHill Suites Atlanta Buckhead also has Yield Support for each of fiscal years 2006 and 2007, which will reduce base management fees. The annual Yield Support is capped at $0.1 million for each of fiscal year 2006 and 2007, respectively. The Orlando Airport Marriott has Yield Support for fiscal year 2006, which is capped at $1 million.

Hotel Management

We intend to use Marriott as our preferred, but not exclusive, hotel management company for our hotels and expect to benefit from Marriott’s strong brands and its excellent hotel management services. Marriott-branded hotels have an extensive record of generating premiums in RevPAR over competitive brands. Each of our hotels operates under a recognized Marriott brand, including Marriott®, Renaissance Hotels and Resorts®, SpringHill Suites® and Courtyard by Marriott®.

Investment in DiamondRock

In connection with our July 2004 private placement, Marriott purchased 3 million shares of common stock at the same purchase price as all other investors in our private placement. That purchase represented 13.8% of our outstanding common stock following our private placement. In connection with our initial public offering, Marriott purchased 1,428,571 shares of our common stock at the same purchase price as all other investors. As of December 31, 2005 Marriott owned 8.6% of our outstanding common stock.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS, or an unrelated third party. However, we may structure our properties which are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman’s Reef & Morning Star Marriott Beach Resort is held by a United States Virgin Islands corporation which we have elected to be a TRS.

The following chart shows our corporate structure as of the date of this report:

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases or threats of releases at such property and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by such parties in connection with the actual or threatened contamination. These laws typically impose clean-up responsibility and liability without regard to fault, or whether or not the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow funds using such property as collateral and may adversely impact our investment in that property.

Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real estate facilities for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and will generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. We cannot assure you that these assessments will discover every environmental condition that may be present on a property.

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott brand will enjoy the competitive advantages associated with their operations under such brand. Marriott’s centralized reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates. Marriott Rewards® generates repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, ADR and RevPAR or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

We face competition for the acquisition of and investment in hotels from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors have substantially greater financial and operational resources than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and increase the cost of acquiring our targeted hotel investments. Although we expect that our investment sourcing relationship with Marriott will continue to provide us with a continuing source of investment opportunities, Marriott is under no binding commitment to provide us with any such opportunities or continue that relationship.

Employees

We currently employ 14 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of Marriott working at the Courtyard Manhattan/Fifth Avenue hotel are currently represented by a labor union and are subject to a collective bargaining agreement.

Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Regulation

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy, which is up for renewal on April 1, 2006. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles, which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

Most of our hotel management agreements generally provide that we are responsible for obtaining and maintaining property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an “earthquake prone zone” as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels and the manager is responsible for obtaining general liability insurance, workers’ compensation and employer’s liability insurance.

Item 1A.                Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that it may currently deem immaterial also may impair its business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be adversely affected.

Risks Related to Our Business and Operations

We are a relatively young company and are subject to all of the risks associated with being at an early stage of development.

We commenced operations in July 2004 and, as a result, have a limited operating history. We have experienced rapid growth in our short history and have developed our business strategies based on the expectation of continued rapid growth. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain qualified operational staff to integrate and manage our investment in our hotels. Our failure to successfully integrate and manage acquisitions could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our management has limited experience operating a REIT and a public company and therefore may have difficulty in profitably operating our business.

Prior to joining our company, our senior management team had no experience operating a REIT and limited experience operating a public company. As a result, we cannot assure you that we will be able to continue to successfully operate as a REIT or execute our business strategies as a public company. You should be cautious in drawing conclusions about the ability of our senior management team to execute our business plan. Our inability to execute our business plan could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our business model, especially our concentration in premium full-service hotels, can be highly volatile.

We own hotels, a very different asset class from many other REITs. A typical office REIT, for example, has long-term leases with third party tenants, which provides a relatively stable long-term stream of revenue. Our TRS, on the other hand, does not enter into a lease with a hotel manager. Instead, our TRS engages the hotel manager pursuant to a management agreement and pays the manager a fee for managing the hotel. The TRS receives all the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.

In addition to fluctuations related to our business model, our hotels are and will continue to be subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•       competition from other hotels that may be located in our markets, some of which may have greater marketing and financial resources than us;

•       an over-supply or over-building of hotels in our markets, which could adversely affect occupancy rates and revenues at our properties;

•       dependence on business and commercial travelers and tourism, both of which vary with consumer and business perceptions as to the strength of the general economy;

•       increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•       increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•       changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

In addition, our hotels are mostly in the premium full-service segment of the hotel business that tends to have the best operating results in a strong economy and the worst results in a weak economy. In periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating premium full-service hotels when compared to other classes of hotels.

The occurrence of any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our hotels are subject to significant competition.

Currently, the supply and demand in the markets where our hotels are located is in balance and, with few exceptions, the markets are very competitive. However, historically, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels have experienced rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

One of our major hotels, Frenchman’s Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes. In addition, three of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott and The Lodge at Sonoma, a Renaissance Resort & Spa, are located in areas that are seismically active. Finally, four of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City and Los Angeles. These hotels are each material to our financial results. Frenchman’s Reef & Morning Star Marriott Beach Resort, Los Angeles Airport Marriott, the Torrance Marriott, Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue constituted 8.6%, 11.2%, 9.1%, 10.4% and 5.0% of our revenues in 2005, respectively. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases, such as SARS or the avian bird flu, or other casualty events affecting the United States, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We cannot assure you that such coverage will be available at reasonable rates or with reasonable deductibles. For example, Frenchman’s Reef & Morning Star Marriott Beach Resort has a high deductible if it is damaged due to a wind storm. Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities such as those on September 11, 2001, or losses from domestic terrorist activities such as the Oklahoma City bombing may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements.

Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from that particular hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

With or without insurance, damage to any of our hotels, or to the hotel industry generally, due to fire, hurricane, earthquake, terrorism, outbreaks such as avian bird flu or other man-made or natural disasters or casualty events could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The hotel industry is capital intensive and we are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing for such expenditures.

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•       construction cost overruns and delays;

•       a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•       disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and

•       disputes with franchisors/hotel managers regarding compliance with relevant management/franchise agreements.

The costs of these capital improvements could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, or investments through retained earnings, is very limited. Consequently, we will rely upon the availability of debt or equity capital to fund our investments and capital improvements, but these sources of funds may not be available on favorable terms and conditions. Neither our charter nor our bylaws limits the amount of debt that we can incur; however, we may not be able to obtain additional equity or debt financing on favorable terms, if at all.

If we do not complete the acquisition of the Chicago Marriott, we will have incurred substantial expenses without our stockholders realizing the expected benefits.

If we are unable to complete the acquisition of the Chicago Marriott, we may lose substantial deposits that we have provided to sellers. We have deposited with an escrow agent a $5 million non-refundable deposit. We may exercise our option to extend the closing date of the acquisition, in which case we will deposit an additional $5 million non-refundable deposit. We will forfeit these deposits if the acquisition does not close, unless such failure to close is a result of the failure of the seller to satisfy its obligations or fulfill certain conditions precedent to closing under the purchase agreement.

We cannot assure you that we will acquire the Chicago Marriott because the proposed acquisition is subject to a variety of factors, including the satisfaction of closing conditions. Our inability to complete this acquisition within our anticipated timeframe, or at all, will cause us to forfeit our non-refundable deposit.

We have also incurred several hundred thousand dollars in due diligence, legal and accounting expenses in connection with this acquisition and may incur additional due diligence, legal and accounting expenses prior to closing.

Our hotel portfolio is not diverse by brand or manager and there are risks associated with using Marriott’s brands on all of our hotels and having Marriott manage most of our hotels.

Our success depends in part on the success of Marriott.

All of our current hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of Marriott and its brands. If market recognition or the positive perception of these Marriott brands is reduced or compromised, the goodwill associated with Marriott branded hotels may be adversely affected and the results of operations of our hotels may be adversely affected. As a result, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our success depends in part on maintaining good relations with Marriott.

Due to the differences in how each company earns its money, which company is responsible for operating losses and capital expenditures, and tensions between an individual hotel and the brand standards of a large chain, there are natural conflicts between an owner of a hotel and a brand company, such as Marriott. Over the last several years, Marriott has been involved in contractual and other disputes with owners of the hotels it manages. Although we currently maintain good relations with Marriott, we cannot assure you that disputes between us and Marriott regarding the management of our properties will not arise. Should our relationship with Marriott deteriorate, we believe that two of our competitive advantages (namely our ability to work with senior executives at Marriott to improve the asset management of our hotels and our investment sourcing relationship) could be eliminated, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our results of operations are highly dependent on the management of our hotel properties by third-party hotel management companies, including Marriott.

In order to qualify as a REIT, we cannot operate our hotel properties or participate in the decisions that affect the daily operations of our hotel properties. Our TRS lessees may not operate these hotel properties and, therefore, they must enter into third-party hotel management agreements with one or more eligible independent contractors (including Marriott). Thus, third-party hotel management companies that enter into management contracts with our TRS lessees will control the daily operations of our hotel properties.

Under the terms of the hotel management agreements that we have entered into with Marriott (or its affiliates), or that will enter into in the future with Marriott or other third-party hotel management companies, our ability to participate in operating decisions regarding our hotel properties is limited. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our current management agreements are generally non-terminable, subject to certain exceptions for cause (see “Our Principal Agreements—Our Hotel Management Agreements”), and in the event that we need to replace any of our hotel management companies pursuant to termination for cause, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

There are risks associated with the Marriott investment sourcing relationship.

Our investment sourcing relationship with Marriott is non-exclusive and based on a non-binding understanding that may be changed or terminated at any time, which could adversely affect our ability to execute our business strategies, which in turn, would adversely affect our ability to make distributions to our stockholders.

Our investment sourcing relationship with Marriott is non-exclusive and based on a non-binding understanding. Both parties are free to terminate or attempt to change our investment sourcing relationship at any time. While Marriott intends to provide us a “first look” at hotel investment opportunities known to Marriott that are consistent with our stated business strategies, it will not provide us with opportunities where it is contractually or ethically prohibited from doing so, or where Marriott believes it would be damaging to existing Marriott relationships. Termination of, or an adverse change in, our investment sourcing relationship with Marriott may limit our sources of acquisition and investment opportunities and therefore adversely affect our ability to execute our business strategies.

We believe that access to information about hotel investment opportunities known to Marriott gives us a competitive advantage by providing us with knowledge about a potential investment opportunity before it has been widely marketed. Therefore, while we expect that this competitive advantage will lead to favorable investments, we cannot assure you that this “first look” will result in the acquisition of any future hotels or provide us with a competitive advantage.

Marriott may encourage us to enter into transactions or hotel management agreements that are not favorable to us.

Pursuant to our investment sourcing relationship with Marriott, we have pursued and intend to continue to pursue, hotel investment opportunities referred to us by Marriott, and we intend to work with Marriott as our preferred hotel management company. Marriott is paid a fee based on gross revenues at the hotels while we only benefit from operating profits at a hotel. It is possible that Marriott will encourage us to acquire a hotel which generates significant gross revenues, but little or no operating profits.

Marriott may also have short-term or long-term goals and objectives that conflict with our own, including the terms of the agreements under which our hotels are managed. These differences may be significant and may include the fees payable to Marriott, the term of any hotel management agreement, trade area restrictions with respect to competition by Marriott or its affiliates or differing policies, procedures or practices. As a result of these potentially differing objectives, Marriott may present to us, and we may invest in, hotel investment opportunities, and enter into management agreements, that are less favorable to us than other alternatives. If we do enter into below market management agreements, our returns on invested capital and operating results will suffer.

These differing objectives could result in deterioration in our relationship with Marriott and may adversely affect our ability to execute our business strategies, which in turn, would have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our ownership of properties through ground leases exposes us to the risk that we may have a difficulty financing such properties, may sell such properties for a lower price or may lose such properties upon breach or termination of the ground leases.

We acquired interests in three hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue and the Salt Lake City Marriott Downtown), the parking lot associated with another hotel (Renaissance Worthington) and two golf courses associated with two additional hotels (Marriott Griffin Gate Resort and Oak Brook Hills Marriott Resort) by acquiring a leasehold interest in land underlying the property. We may acquire additional hotels in the future through the purchase of hotels subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any prices, so we may find that we will have a difficult time selling a property subject to a ground lease or may receive less proceeds from such sale. Finally, as lessee under ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our stockholders.

Our existing indebtedness contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations which will restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions. In addition, our existing indebtedness contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of debt or changes in general economic conditions. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

There is refinancing risk associated with our debt.

Our typical debt contains limited principal amortization, therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotels on disadvantageous terms, potentially resulting in losses that could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Higher interest rates could increase debt service requirements on our floating-rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available from our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

If we default on our secured debt in the future, the lenders may foreclose on our hotels.

All of our indebtedness for borrowed money, except our credit facility, is secured by single property first mortgages on the applicable property. Our credit facility is secured by a mortgage on the Torrance Marriott and the Vail Marriott Mountain Resort & Spa and by certain pledges of our equity interests in certain of our subsidiary entities that own our properties. Should we default on any of the loans, the lender will be able to foreclose on the property pledged to the relevant lender under that loan.

In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Code, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay dividends may be adversely affected.

Due to restrictions in our hotel management agreements, mortgage agreements and ground leases, we may not be able to sell our hotels at the highest possible price (or at all).

Our current hotel management agreements are long-term and contain certain restrictions on selling our hotels, which may affect the value of our hotels.

The hotel management agreements that we have entered into with Marriott (and those we expect to enter into in the future) contain provisions restricting our ability to dispose of our hotels which, in turn, may have an adverse affect on the value of our hotels. Marriott’s hotel management agreements generally prohibit the sale of a hotel to:

•       certain competitors of Marriott;

•       purchasers who are insufficiently capitalized; or

•       purchasers who might jeopardize certain liquor or gaming licenses.

In addition, there are rights of first refusal in the hotel management agreement for the Salt Lake City Marriott Downtown and in both the franchise agreement and management agreement for the Vail Marriott Mountain Resort & Spa. These rights of first refusal might discourage certain purchasers from expending resources to conduct due diligence and making an offer to purchase these hotels from us, thus resulting in a lower sales price.

Finally, our current hotel management agreements contain initial terms ranging from fifteen to forty years and certain agreements have renewal periods, exercisable at the option of the property manager, of ten to forty-five years. Because our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business financial conditions, results of operations and our ability to make distributions to stockholders.

Our mortgage agreements contain certain provisions that may limit our ability to sell our hotels.

In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must:

•       obtain the consent of the lender;

•       pay a fee equal to a fixed percentage of the outstanding loan balance; and

•       pay any costs incurred by the lender in connection with any such assignment or transfer.

These provisions of our mortgage agreements may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business financial conditions, results of operations and our ability to make distributions to stockholders.

Our ground leases contain certain provisions that may limit our ability to sell our hotels.

Our ground lease agreements with respect to Bethesda Marriott Suites and Salt Lake City Marriott Downtown require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive less proceeds from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business financial conditions, results of operations and our ability to make distributions to stockholders.

We face competition for the acquisition of hotels and we may not be successful in identifying or completing hotel acquisitions that meet our criteria, which may impede our growth.

One component of our business strategy is expansion through acquisitions, and we may not be successful in identifying or completing acquisitions that are consistent with our strategy. We compete with institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect and may result in stockholder dilution.

Our success depends on senior executive officers whose continued service is not guaranteed.

We depend on the efforts and expertise of our senior executive officers to manage our day-to-day operations and strategic business direction. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters.

Our hotels are, and the hotels we acquire in the future will be, subject to various federal, state and local environmental laws. Under these laws, courts and government agencies may have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or treatment, or transports for disposal or treatment, a hazardous substance at a property owned by another person may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. For example, certain laws require a business using chemicals (such as swimming pool chemicals at a hotel) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for the costs associated with a contaminated property. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. We cannot assure you that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotels will not be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

We may face liability regardless of:

•       our knowledge of the contamination;

•       the timing of the contamination;

•       the cause of the contamination; or

•       the party responsible for the contamination of the property.

Although we have taken and will take commercially reasonable steps to assess the condition of our properties, there may be unknown environmental problems associated with our properties. If environmental contamination exists on our properties, we could become subject to strict, joint and several liability for the contamination by virtue of our ownership interest. In addition, we are obligated to indemnify our lenders for any liability they may incur in connection with a contaminated property.

The presence of hazardous substances or petroleum contamination on a property may adversely affect our ability to sell the property and could cause us to incur substantial remediation costs. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.

Americans with Disabilities Act and other changes in governmental rules and regulations.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time.  Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic reactions. As a result, the presence of mold to which our hotel guests or employees could be exposed at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, exposure to mold by our guests or employees, management company employees or others could expose us to liability if property damage or adverse health concerns arise.

If the hotel market declines, it may adversely affect our ability to execute our business strategies, which, in turn, would adversely affect our ability to make distributions to our stockholders.

Our business strategy is focused in the hotel industry, and we cannot assure you that hotel industry fundamentals will not decline from current conditions. Economic slowdown and world events outside our control, such as natural disasters and terrorism, have adversely affected the hotel industry in the recent past and a reoccurrence of these events may adversely affect the industry in the future. In the event of a decline in the hotel market, our ability to execute our business strategies will be adversely affected, which, in turn, would have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our tax status as a REIT and limit our ability to make distributions to our stockholders.

We currently maintain a target debt-to-enterprise value ratio of 45% to 55%. Enterprise value is calculated as market capitalization plus net debt. Our board of directors, however, may change or eliminate this target leverage ratio at any time without the approval of our stockholders. In the future, we and our subsidiaries may be able to incur substantial additional debt, including secured debt. Incurring such debt could subject us to many risks, including the risks that:

•        our cash flow from operations will be insufficient to make required payments of principal and interest;

•        we may be more vulnerable to adverse economic and industry conditions;

•        we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, funds available for operations and capital expenditures, future investment opportunities or other purposes;

•        the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and

•        the use of leverage could adversely affect our stock price and the ability to make distributions to our stockholders.

If we violate covenants in our future indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

If we obtain debt in the future and do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, private or public offerings of debt securities, or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotel properties on disadvantageous terms, potentially resulting in losses adversely affecting cash flow from operating activities. In addition, we may place mortgages on our hotel properties to secure our line of credit or other debt. To the extent we cannot meet these debt service obligations, we risk losing some or all of those properties to foreclosure. Additionally, our debt covenants could impair our planned strategies and, if violated, result in a default of our debt obligations.

Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to “hedge” against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•        adverse changes in international, national, regional and local economic and market conditions;

•        changes in interest rates and in the availability, cost and terms of debt financing;

•        changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•        the ongoing need for capital improvements, particularly in older structures;

•        changes in operating expenses; and

•        civil unrest, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

We may decide to sell our hotel properties in the future. We cannot predict whether we will be able to sell any hotel property or investment for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that hotel property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that hotel property. These facts and any others that would impede our ability to respond to adverse changes in the performance of our hotel properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to stockholders.

A portion of our revenues may be attributable to operations outside of the United States, which will subject us to different legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in a significant source of our cash flows that could adversely affect our ability to make distributions to our stockholders.

We may acquire selective hotel properties outside of the United States. International investments and operations generally are subject to various political and other risks that are different from and in addition to risks in U.S. investments, including:

•       the enactment of laws prohibiting or restricting the foreign ownership of property;

•       laws restricting us from removing profits earned from activities within the foreign country to the United States, including the payment of distributions, i.e., nationalization of assets located within a country;

•       variations in the currency exchange rates, mostly arising from revenues made in local currencies;

•       change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•       changes in real estate and other tax rates and other operating expenses in particular countries; and

•       more stringent environmental laws or changes in such laws.

In addition, currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Liabilities arising from differing legal, monetary and political risks as well as currency fluctuations could adversely affect our financial condition, operating results and our ability to make distributions to our stockholders. In addition, the requirements for qualifying as a REIT limit our ability to earn gains, as determined for federal income tax purposes, attributable to changes in currency exchange rates. These limitations may significantly limit our ability to invest outside of the United States or impair our ability to qualify as a REIT.

Any properties we invest in outside of the United States may be subject to foreign taxes.

We may invest in additional hotel properties located outside the United States. Jurisdictions outside the United States will generally impose taxes on our hotel properties and our operations within their jurisdictions. To the extent possible, we will structure our investments and activities to minimize our foreign tax liability, but we will likely incur foreign taxes with respect to non-U.S. properties. Moreover, the requirements for qualification as a REIT may preclude us from always using the structure that minimizes our foreign tax liability. Furthermore, as a REIT, we and our stockholders will derive little or no benefit from the foreign tax credits arising from the foreign taxes we pay. As a result, foreign taxes we pay will reduce our income and available cash flow from our foreign hotel properties, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Seasonality of the hotel business can be expected to cause quarterly fluctuations in our earnings.

The hotel industry is seasonal in nature. Generally, our earnings are higher in the third and fourth quarters. As a result, we may have to enter into short-term borrowings in our first and second quarters in order to offset these fluctuations in earnings and to make distributions to our stockholders.

Risks Related to Our Status as a REIT

We cannot assure you that we will qualify, or remain qualified, as a REIT.

We will elect, and believe we are qualified, to be taxed as a REIT for our taxable year ended December 31, 2005, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. For example, we will fail to qualify as a REIT if one of our hotel managers acquires directly or constructively more than 35% of our stock. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations, or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT.

Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to federal income tax on our taxable income. We might need to borrow money or sell assets in order to pay any such tax. Unless we were entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

Maintaining our REIT qualification contains certain restrictions and drawbacks.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego attractive business or investment opportunities. For example, we may not lease to our TRS any hotel which contains gaming. Thus, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

Our results of operations are highly dependent on the management of our hotels by third-party hotel management companies.

In order to remain qualified as a REIT, we cannot operate our hotels or participate in the decisions that affect the daily operations of our hotels. Our TRS lessees must therefore enter into third-party hotel management agreements with one or more eligible independent contractors (including Marriott).

Under the terms of the hotel management agreements that we have entered into with Marriott (or its affiliates), or will enter into in the future with Marriott or other third-party hotel management companies, our ability to participate in operating decisions regarding our hotels will be limited. We currently rely and will continue to rely on these hotel management companies to adequately operate our hotels under the terms of the hotel management agreements. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our current management agreements are generally non-terminable, subject to certain exceptions for cause, and in the event that we need to replace any of our hotel management companies pursuant to termination for cause, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Failure to make required distributions would subject us to tax.

In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result, for example, of differences between cash flow and the accrual of income and expenses for tax purposes, or of nondeductible expenditures, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

The formation of our TRSs and TRS lessees increases our overall tax liability.

Bloodstone TRS, Inc. and any other of our domestic TRSs are subject to federal and state income tax on their taxable income. The taxable income of our TRS lessees is included in the taxable income of Bloodstone TRS, Inc. and currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, Key Money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire), net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial. Our non-U.S. TRSs also may be subject to tax in jurisdictions where they operate.

We incur a 100% excise tax on transactions with our TRSs that are not conducted on an arms-length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arms-length rental amount, such amount potentially is subject to the excise tax. While we believe we structure all of our leases on an arms-length basis, upon an audit, the IRS might disagree with our conclusion.

You may be restricted from transferring our common stock.

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year (other than the first year for which a REIT election is made). In addition, the REIT rules generally prohibit a manager of one of our hotels from owning, directly or indirectly, more than 35% of our stock and a person who holds 35% or more of our stock from also holding, directly or indirectly, more than 35% of any such hotel management company. To qualify for and preserve REIT status, our charter contains an aggregate share ownership limit and a common share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

If anyone transfers or owns shares in a way that would violate the aggregate share ownership limit or the common share ownership limit (unless such ownership limits have been waived by our board of directors), or prevent us from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust fails to prevent such a violation or our continued qualification as a REIT, then we will consider the initial intended transfer or ownership to be null and void from the outset. The intended transferee or owner of those shares will be deemed never to have owned the shares. Anyone who acquires or owns shares in violation of the aggregate share ownership limit, the common share ownership limit (unless such ownership limits have been waived by our board of directors) or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

Risks Related to Our Organization and Structure

Provisions of our charter may limit the ability of a third party to acquire control of our company.

Our charter provides that no person may beneficially own more than 9.8% of our common stock or of the value of the aggregate outstanding shares of our capital stock, except certain “look-through entities,” such as mutual funds, which may beneficially own up to 15% of our common stock or of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for Marriott Hotel Services, Inc. and certain institutional investors in the past. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests.

Our charter also authorizes our board of directors to issue up to 100,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Furthermore, our board of directors may, without any action by the stockholders, amend our charter from time to time to increase or decrease the aggregate number of shares of stock of any class or series that we have authority to issue. Issuances of additional shares of stock may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests.

Certain advance notice provisions of our bylaws may limit the ability of a third party to acquire control of our company.

Our bylaws provide that (a) with respect to an annual meeting of stockholders, nominations of persons for election to our board of directors and the proposal of business to be considered by stockholders may be made only (i) pursuant to our notice of the meeting, (ii) by the board of directors or (iii) by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the bylaws and (b) with respect to special meetings of stockholders, only the business specified in our notice of meeting may be brought before the meeting of stockholders and nominations of persons for election to the board of directors may be made only (i) pursuant to our notice of the meeting, (ii) by the board of directors or (iii) provided that the board of directors has determined that directors shall be elected at such meeting, by a stockholder who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

The Maryland General Corporation Law, or the MGCL, has certain restrictions on a “business combination” and “control share acquisition” which we have opted out of. If an affirmative majority of votes cast by a majority of stockholders entitled to vote approve it, our board of directors may opt in to such provisions of the MGCL. If we opt in, and the shareholders approve it, these provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests.

We have entered into an agreement with each of our senior executive officers that provides each of them benefits in the event his employment is terminated by us without cause, by him for good reason, or under certain circumstances following a change of control of our company.

We have entered into an agreement with each of our senior executive officers that provides each of them with severance benefits if his employment is terminated under certain circumstances following a change of control of our company. Certain of these benefits and the related tax indemnity could prevent or deter a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Risk of future dilution.

As hotel acquisition opportunities arise from time to time, we may issue additional shares of common stock or preferred stock to raise the capital necessary to finance the hotel acquisitions or may issue common stock or preferred stock or partnership units, which are redeemable on a one-to-one basis for our common stock, to acquire hotels. Such issuances could result in dilution of shareholders’ equity.

Future offerings of debt securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Our Properties

Overview

The following table sets forth certain operating information for each of our hotels for the year ended December 31, 2005. This information includes periods prior to our acquisition of these hotels unless otherwise indicated:

Property	Location	Number of Rooms	Average Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2004 RevPAR(4)
Los Angeles Airport Marriott	Los Angeles, California	1,004	77.0%	$101.99	$78.52	2.9%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.4	118.68	84.76	8.0
Frenchman’s Reef & MorningStar Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	504	78.5	200.18	157.06	16.6
Renaissance Worthington	Fort Worth, Texas	504	76.9	151.48	116.45	15.1
Torrance Marriott	Los Angeles County, California	487	80.9	103.23	83.49	8.2
Orlando Airport Marriott (1)	Orlando, Florida	486	78.1	103.46	80.79	9.1
Marriott Griffin Gate Resort	Lexington, Kentucky	408	63.8	122.22	78.00	4.1
Oak Brook Hills Marriott Resort (2)	Oak Brook, Illinois	384	51.0	121.85	62.13	3.7
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	58.7	192.06	112.66	4.9
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.6	132.60	80.42	10.8
Courtyard Manhattan/Midtown East	New York, New York	307	87.9	230.52	202.52	13.9
Bethesda Marriott Suites	Bethesda, Maryland	274	77.4	160.38	124.13	8.2
SpringHill Suites Atlanta Buckhead (3)	Atlanta, Georgia	220	65.8	103.19	67.92	N/A
Courtyard Manhattan/Fifth Avenue	New York, New York	185	84.5	212.87	179.83	42.6
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.4	204.03	143.65	17.7
TOTAL/WEIGHTED AVERAGE		6,119	72.9%	$141.95	$103.47	10.7%

(1)             We acquired the hotel on December 16, 2005.

(2)             We acquired the hotel on July 29, 2005. The hotel was immediately converted to the Oak Brook Hills Marriott Resort.

(3)             The hotel was newly built and commenced operations on July 1, 2005. Hotel statistics are presented for our ownership period which commenced on July 22, 2005.

(4)             The % change from 2004 RevPAR excludes the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for 2004.

The following table sets forth information regarding our investment in each of our hotels:

Property	Location	Year Opened	Number of Rooms (1)	Total Investment (1)	2006 Budgeted Capital Expenditures (2)	Total Projected Investment (3)	Total Projected Investment Per Room
Los Angeles Airport Marriott	Los Angeles, CA	1973	1,004	$114,681,000	$18,073,000	$132,754,000	$132,225
Salt Lake City Marriott Downtown	Salt Lake City, UT	1981	510	51,123,000	3,703,000	54,826,000	107,502
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, USVI	1973/1984	504	76,106,000	10,860,000	86,966,000	172,552
Renaissance Worthington	Fort Worth, TX	1981	504	80,811,000	2,853,000	83,664,000	166,000
Torrance Marriott	Los Angeles County, CA	1985	487	67,421,000	7,625,000	75,046,000	154,099
Orlando Airport Marriott	Orlando, FL	1983	486	71,154,000	12,235,000	83,389,000	171,582
Marriott Griffin Gate Resort	Lexington, KY	1981	408	49,779,000	1,933,000	51,712,000	126,745
Oak Brook Hills Marriott Resort	Oak Brook, IL	1987	384	66,165,000	11,483,000	77,648,000	202,208
Vail Marriott Mountain Resort & Spa	Vail, CO	1983/2002	346	65,259,000	3,665,000	68,924,000	199,202
Marriott Atlanta Alpharetta	Atlanta, GA	2000	318	38,833,000	284,000	39,117,000	123,009
Courtyard Manhattan/Midtown East	New York, NY	1998	307	75,382,000	2,667,000	78,049,000	254,231
Bethesda Marriott Suites	Bethesda, MD	1990	274	42,185,000	5,831,000	48,016,000	175,241
SpringHill Suites Atlanta Buckhead	Atlanta, GA	2005	220	34,341,000	40,000	34,381,000	156,277
Courtyard Manhattan/Fifth Avenue	New York, NY	1990	185	41,832,000	2,575,000	44,407,000	240,038
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, CA	2001	182	32,430,000	486,000	32,916,000	180,857
Total			6,119	$907,502,000	$84,313,000	$991,815,000	$162,088

(1)             As of December 31, 2005.

(2)             2006 budgeted capital expenditures represents capital expenditures regardless of whether they will be paid for through an escrow account or owner funding.

(3)             Total projected investments for each hotel is the gross book value of the hotel as of December 31, 2005 plus 2006 budgeted capital expenditures.

Recent Developments

Chicago Marriott. On March 1, 2006, we signed a purchase agreement to acquire the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments (or approximately $257,000 per room), including the assumption of $220 million of floating-rate debt. We made a $5 million non-refundable deposit upon entering into the purchase agreement. The acquisition is scheduled to close on March 15, 2006; however, we have the right to delay the closing for 30 days upon making an additional $5 million non-refundable deposit. We intend to refinance the existing floating-rate loan with a fixed-rate loan issued by Wachovia Bank, National Association. The principal amount of the refinanced loan will be determined based on market conditions at the time of the refinancing and is expected to be between $170 million and $220 million. The new loan will be a limited recourse loan secured by a mortgage on the property. We will finance the remainder of the purchase price through a portion of the net proceeds from an equity offering. We expect to borrow up to $100 million through a short-term floating-rate loan arranged by Wachovia Bank, National Association, which we will repay with a portion of the net proceeds of the equity offering.

We believe this hotel has an excellent location on North Michigan Avenue in Chicago’s famed shopping and entertainment district, the Magnificent Mile. The hotel is predominantly marketed to groups and individual business travelers who are seeking a premium full-service hotel located in the heart of this well-known district. According to the sellers’ records, last year, over half of the rooms sold at the hotel were sold to corporate and association groups and roughly a quarter were sold to individual corporate travelers. The hotel has 60,000 square feet of flexible meeting space.

We believe that supply and demand dynamics are very favorable in Chicago. For example, the number of hotel rooms added to downtown Chicago over the past five years has been very limited, averaging just over 1% per year. In addition, Chicago is a compelling location for conventions and other city-wide events and over the next few years should benefit from the displacement of conventions caused by Hurricane Katrina. We also believe that this hotel is an irreplaceable asset as the land acquisition and construction cost of building a new large hotel in downtown Chicago would be prohibitive.

We cannot assure you that we will acquire the Chicago Marriott because the completion of the proposed acquisition is subject to a variety of conditions.

Refinancing of Courtyard Manhattan/Fifth Avenue. We have a commitment from Lehman Brothers Bank to refinance the mortgage loan on the Courtyard Manhattan/Fifth Avenue that will mature in January 2007. Pursuant to this commitment, we expect to refinance the $23 million existing floating-rate loan with a $51 million fixed-rate loan that matures in 10 years. At the closing of the refinancing, the interest rate on the loan will be set based on the then current 10-year swap rate plus 90 basis points. We expect that the new fixed-rate loan will require principal repayments based on a 30-year amortization schedule following the first five years of payments of interest only. We expect to close on this refinancing early in the second quarter of 2006.

Our Hotels

Los Angeles Airport Marriott

The Los Angeles Airport Marriott has 1,004 guestrooms, including 19 suites, and approximately 55,000 square feet of meeting space. The hotel attracts both business and leisure travelers due to its convenient location minutes from Los Angeles International Airport (LAX), the fourth busiest airport in the world. The property attracts large groups due to its significant amount of meeting space, guestrooms and parking spaces.

The hotel was built in 1973 and the most recent material renovation occurred in 1999. We are presently planning a major renovation of the rooms (replacing soft goods and case goods), bathrooms and corridors in 2006.

We own a fee simple interest in the hotel.

Salt Lake City Marriott Downtown

The Salt Lake City Marriott Downtown has 510 guestrooms, including 6 suites, and approximately 22,300 square feet of meeting space. The hotel is located in downtown Salt Lake City across from the Salt

Palace Convention Center near Temple Square. Demand for the hotel is generated primarily by the Convention Center, the Church of Jesus Christ of Latter-Day Saints, the University of Utah, government offices and nearby ski destinations. The hotel is connected to Crossroads Plaza Mall, which is expected to undergo a major reconstruction as part of a redevelopment that is expected to include the construction of up to 900 residential units. We believe the hotel will also benefit from the planned establishment by the Church of Jesus Christ of Latter-Day Saints of a major university, with enrollment of up to 10,000 students, near the hotel. While we believe that the Salt Lake City market has good growth prospects over the next few years, it currently is characterized by over-supply, leading to intense rate competition and lower RevPAR.

The hotel was built in 1981 and, immediately prior to the 2002 Salt Lake Olympic games, the prior owner made significant capital improvements, including the replacement of soft goods in the guestrooms and a refurbishment of the lobby, ballroom and public space.

We hold ground lease interests in the hotel and the extension that connects the hotel to Crossroads Plaza Mall. The term of the ground lease for the hotel runs through 2056, inclusive of five ten-year renewal options. The term of the ground lease for the extension of the hotel (containing approximately 1,078 square feet) runs through 2017, inclusive of the one remaining ten-year renewal option.

Frenchman’s Reef & Morning Star Marriott Beach Resort

The Frenchman’s Reef & Morning Star Marriott Beach Resort was recently voted “best resort hotel and best resort hotel with a view” by readers of Caribbean Travel & Life. It is a 17-acre resort hotel located in St. Thomas, U.S. Virgin Islands. The hotel is located on a cliff overlooking Charlotte Amalie Bay and the Caribbean Sea. The hotel has 504 guestrooms, including 27 suites, and approximately 60,000 square feet of meeting space. The hotel caters primarily to tourists, but also attracts group business travelers.

The Frenchman’s Reef section of the resort was built in 1973 and the Morning Star section of the resort was built in 1984. Following severe damage from a hurricane, the entire resort was substantially rebuilt in 1996 as part of a $60 million capital improvement.

We own a fee simple interest in the hotel.

Renaissance Worthington

The Renaissance Worthington is Fort Worth’s only AAA Four Diamond hotel. It has 504 guestrooms, including 30 suites, and approximately 57,000 total square feet of meeting space. The hotel is located in downtown Fort Worth in Sundance Square, a sixteen-block retail area. It is also near Fort Worth’s Convention Center, which hosts a wide range of events, including conventions, conferences, sporting events, concerts and trade and consumer shows.

The hotel was opened in 1981 and underwent $4 million in renovations in 2002 and 2003.

While the hotel does not currently face significant competition from its competitors, the City of Fort Worth has announced that it will heavily subsidize the construction of a new hotel to be managed by Omni to be built next to the convention center. We expect that hotel to become the Renaissance Worthington’s primary competitor in the market. The Omni is scheduled to open in 2008.

We acquired a fee simple interest in the hotel. A portion of the land under the parking garage (consisting of 0.28 acres of the entire 3.46 acre site) is subject to three co-terminous ground leases. Each of the ground leases extends to July 31, 2022 and provides for three successive renewal options of 15 years each. The ground leases provide for adjustments to the fixed ground rent payments every ten years during the term.

Torrance Marriott

The Torrance Marriott has 487 guestrooms, including 11 suites, and approximately 23,000 square feet of indoor and outdoor meeting space. The hotel is located in Los Angeles County in Torrance, California, a major automotive center. Three major Japanese automobile manufacturers, Honda, Nissan and Toyota, have their U.S. headquarters in the Torrance area and generate significant demand for the hotel. It is also adjacent to the Del Amo Fashion Center mall, one of the largest malls in America. The hotel benefits from the fact that hotel room supply growth in Los Angeles has remained at relatively low levels, averaging only 0.62 percent per year between 1992 and 2003.

The hotel was completed in 1985. We have developed an intensive capital improvement and repositioning plan for this hotel and plan to replace the guestroom soft goods, renovate the lobby, food and beverage outlets and meeting space, and convert the gift shop to a Starbucks outlet. We also see an opportunity to introduce new concepts for two of the property’s food and beverage outlets. We believe that our repositioning plan will allow this hotel to improve guest satisfaction, entice more group business, improve local catering sales and command higher rates.

We own a fee simple interest in the hotel.

Orlando Airport Marriott

The Orlando Airport Marriott has 486 guestrooms, including 14 suites, and approximately 26,000 square feet of meeting space. The hotel has a resort-like setting yet is well-located in a successful commercial office park five minutes from the Orlando International Airport. The hotel serves predominantly business transient guests as well as small and mid-size groups that enjoy the hotel’s amenities as well as its proximity to the highly efficient and well run airport. We believe that the long-term trends at this hotel are very favorable as new hotel construction in the Orlando Airport sub-market is minimal while the airport is one of the fastest growing airports in the country.

The hotel was built in 1983. We have developed an extensive renovation plan for this hotel, which we believe will help position the hotel to capture higher-rated corporate transient business. We have also begun to implement a complete re-segmentation of the customer base of the hotel by replacing the large, low-rated airline crew segment with higher-rated transient and group business.

We own a fee simple interest in the hotel.

Marriott Griffin Gate Resort

Marriott Griffin Gate Resort is a 163-acre regional resort located north of downtown Lexington, Kentucky. The resort has 408 guestrooms, including 21 suites as well as 13,000 square feet of meeting space. The resort contains three distinct components: the seven story main hotel and public areas, the Griffin Gate Golf Club, with the Rees Jones-designed 18-hole golf course, and The Mansion (which was originally constructed in 1854 and was Lexington’s first AAA 4-Diamond restaurant). The hotel is near all the area’s major corporate office parks and regional facilities of a number of major companies such as IBM, Toyota, Lexel Corporation and Lexmark International. The hotel also is located in proximity to downtown Lexington, the University of Kentucky, the historic Keeneland Horse Track and the Kentucky Horse Park.

The hotel was originally opened in 1981. In 2003, the prior owner, Marriott International, initiated a major renovation and repositioning of the resort, with an approximate $10 million capital improvement plan. We completed the renovation plan in 2005. The renovation included a complete guestroom and guestroom corridor renovation, as well as a renovation of the exterior façade. We also significantly renovated the public space at the hotel.

We own a fee simple interest in the hotel, The Mansion, and most of the Griffin Gate Golf Club. However, there is a ground lease interest under approximately 54 acres of the golf course. The ground lease runs through 2033 (inclusive of four five-year renewal options), and contains a buyout right beginning at the end of the term in 2013 and at the end of each five-year renewal term thereafter. We are the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

Oak Brook Hills Marriott Resort

In July 2005, we acquired the Oak Brook Hills Resort & Conference Center, replaced the existing manager with an affiliate of Marriott and re-branded the hotel as the Oak Brook Hills Marriott Resort. The resort has 384 guestrooms, including 37 suites. The hotel markets itself to national and regional conferences by providing over 40,000 square feet of meeting space at a hotel with a championship golf course that is convenient to both O’Hare and Chicago Midway airports and is near downtown Chicago. The resort is located in Oak Brook, Illinois.

The hotel was built in 1987. We have begun an extensive renovation at the resort which we intend to complete during 2006. We will renovate the public space, meeting rooms, food and beverage outlets and guest rooms.

The hotel is located on approximately 18 acres that we own in fee simple. The hotel is adjacent to an 18 hole, approximately 110 acre, championship golf course that we lease pursuant to a ground lease which has approximately 40 years remaining, including renewal terms. Rent for the entire initial term of the ground lease has been paid in full.

Vail Marriott Mountain Resort & Spa

The Vail Marriott Mountain Resort & Spa is located at the base of Vail Mountain in Vail, Colorado. The hotel has 346 guestrooms, including 61 suites, and approximately 21,000 square feet of meeting space.

The hotel is approximately 150 yards from the Eagle Bahn Express Gondola, which transports guests to the top of Vail Mountain, the largest single ski mountain in North America, with over 5,289 acres of skiable terrain. The hotel is located in Lions Head Village, the center of which is currently undergoing a massive renovation to create a new European-inspired plaza which will include luxury condominiums and a small 36 room hotel, as well as equipment rentals, ski storage, lockers, ski and snowboard school, shopping and après ski restaurant and bar; dining and shopping opportunities; and a winter ice-skating plaza and entertainment venues. Vail Resorts is scheduling the renovation to be completed before the 2007-2008 season. In total, more than a billion dollars is being invested in the redevelopment of the town of Vail over the next few years and we are optimistic that this investment will increase the value of our hotel.

The hotel opened in 1983 and underwent a luxurious renovation of the public space, guest rooms and corridors in 2002. We are currently planning on completing the renovation, of the meeting space and pre-function space over the next year.

We own a fee simple interest in the hotel.

Marriott Atlanta Alpharetta

The Marriott Atlanta Alpharetta is located in the city of Alpharetta, Georgia, approximately 22 miles north of Atlanta. Alpharetta is located in North Fulton County, a rapidly growing, very affluent county, which is characterized by being the national or regional headquarters of a number of large corporations and it contains a large network of small and mid-sized companies supporting these corporations. The hotel is located in the Windward Office Park near several major corporations, including ADP, AT&T, McKesson, Siemens, Nortel and IBM. The hotel provides all of the amenities that are desired by business guests and is one of the few full-service hotels in a market predominately characterized by chain-affiliated select-service hotels.

The hotel opened in 2000 and is in excellent condition. The hotel includes 318 guestrooms and 9,000 square feet of meeting space.

We own a fee simple interest in the hotel.

Courtyard Manhattan/Midtown East

The Courtyard Manhattan/Midtown East is located in Manhattan’s East Side, on Third Avenue between 52nd and 53rd Streets. The hotel has 307 guestrooms and 1,500 square feet of meeting space.

Prior to 1998, the building was used as an office building, but then was completely renovated and opened in 1998 as a Courtyard by Marriott. We will complete a complete guestroom and public space renovation in the first quarter of 2006. We also intend to add four new guestrooms as part of this renovation. We intend to target the higher end of the market as a result of many of these improvements.

We hold a fee simple interest in a commercial condominium unit, which includes a 47.725% undivided interest in the common elements in the 866 Third Avenue Condominium; the rest of the condominium is owned predominately (48.2%) by the building’s other major occupant, Memorial Sloan-Kettering. The hotel occupies the lobby area on the 1st floor, all of the 12th-30th floors and its pro rata share of the condominium’s common elements.

Bethesda Marriott Suites

Bethesda Marriott Suites is located in the Rock Spring Corporate Office Park near downtown Bethesda, Maryland, with convenient access to Washington, D.C.’s Beltway (I-495) and the I-270 Technology Corridor. Rock Spring Corporate Office Park contains several million feet of office space and includes companies such as Marriott and Lockheed Martin Corp., as well as the National Institute of Health. The hotel contains 274 guestrooms, all of which are suites, and 4,300 square feet of total meeting space.

The hotel was built in 1990. We are currently completing the refurbishment of guestrooms, to reposition the hotel for higher-rated business.

We hold a ground lease interest in the property. The current term of the ground lease will expire in 2087.

SpringHill Suites Atlanta Buckhead

The SpringHill Suites Atlanta Buckhead is located in the heart of the Buckhead submarket of Atlanta, Georgia. Buckhead is one of the country’s largest urban mixed-use development areas, combining major office, retail, hotel, restaurant/entertainment and high-rise residential development within its commercial core area.

The hotel is newly constructed and first opened for business in July 2005. We purchased the hotel upon opening from the developer of the hotel.

We own a fee simple interest in this 220-room all-suite hotel. The hotel also has 2,000 square feet of meeting space.

Courtyard Manhattan/Fifth Avenue

The Courtyard Manhattan/Fifth Avenue is located on 40th Street, just off of Fifth Avenue in Midtown Manhattan, across the street from the New York Public Library. The hotel is situated in a convenient tourist and business location. It is within walking distance from Times Square, Broadway theaters, Grand Central Station, Rockefeller Center and the Empire State Building.

The hotel opened in 1990 as a Journey’s End-branded hotel and has since changed brands a number of times. The prior owner of the hotel invested $3.7 million in 1999 to refurbish the hotel and convert it to a Clarion brand pursuant to a five-year agreement. Upon the end of that agreement, the hotel operated under the name Hotel 5A, a non-franchised brand. We believe the hotel’s lack of strong brand affiliation adversely impacted operating results. In 2004, the previous owner engaged a national brokerage firm to market the hotel for sale and, through our senior management team’s relationship with the broker, we learned about the opportunity to purchase this hotel before it was broadly marketed.

Between the time we learned of the opportunity to purchase the hotel and the bid date, we informed Marriott of this opportunity, and Marriott agreed to work with us on an exclusive basis to determine if the hotel was physically suitable to be converted to a Courtyard by Marriott hotel brand. The hotel was operating at a significant discount to the comparably located Courtyard Manhattan/Midtown East, located at 366 Third Avenue. The ADR at the hotel in 2004 was $58 lower than that of the Courtyard Manhattan/Midtown East in 2004. Prior to the bid date, we worked with Marriott to develop a significant rebranding, renovation and repositioning plan to convert the hotel to a Courtyard by Marriott and take advantage of the hotel’s excellent location and the strength of the Marriott brand. Marriott provided $1 million of Key Money to enter into a long-term hotel management agreement with Marriott. We submitted a bid, won the bid process and acquired the hotel in December 2004, and the hotel was re-branded as a Courtyard by Marriott in January 2005.

We are completing significant capital improvements in 2005 and 2006 in connection with the re-branding, renovation and repositioning plan. The capital improvement plan included a complete soft goods renovation of the guestrooms, purchasing new furniture and bedding for the guestrooms, renovation of the bathrooms with granite vanity tops, installation of a new exercise facility, construction of a boardroom meeting space and modifications to make the hotel more accommodating to persons with disabilities.

We hold a ground lease interest in the hotel. The term of the ground lease expires in 2085, inclusive of one 49-year extension. The hotel includes 185 guestrooms.

The Lodge at Sonoma, a Renaissance Resort & Spa

The Lodge at Sonoma, a Renaissance Resort & Spa, is located in the heart of the Sonoma Valley wine country, 45 miles from San Francisco, in the town of Sonoma, California. Numerous wineries are located within a short driving distance from the resort. The area is served by the Sacramento, Oakland and San Francisco airports. The resort is readily accessible by a variety of local, county, and state highways, including Highway 101. Leisure demand is generated by Sonoma Valley and Napa Valley wine country attractions. Group and business demand is primarily generated from companies located in San Francisco and the surrounding Bay Area, and some ancillary demand is generated from the local wine industry.

We own a fee simple interest in the hotel, which is comprised of the main two-story Lodge building, including 76 guestrooms and 18 separate cottage buildings, containing the remaining 102 guestrooms and 4 suites. The Raindance Spa is located in a separate two-story building at the rear of the cottages. The hotel also has 22,000 square feet of meeting and banquet space.

Our Hotel Management Agreements

We are a party to hotel management agreements with Marriott for fourteen of the fifteen properties owned as of December 31, 2005. The fifteenth hotel, the Vail Marriott Mountain Resort & Spa, is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott. Marriott is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse Marriott. Marriott provides centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Marriott also prepares and implements annual operations budgets subject to our review and approval. Each of our management agreements limits our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.

Term

The following table sets forth the effective date, initial term and number of renewal terms under the respective hotel management agreements for each of our hotels. Generally, the term of the hotel management agreements generally automatically renew for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

	Date of Agreement	Initial Term	Number of Renewal Terms
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
Courtyard Manhattan/Fifth Avenue	01/2005	30 years	None
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Torrance Marriott	1/2005	40 years	None
Marriott Atlanta Alpharetta	9/2000	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten-year periods
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15½ years	None
SpringHill Suites Atlanta Buckhead	7/2005	30 years	Two ten-year periods
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None

Amounts Payable under our Hotel Management Agreements

Under our current hotel management agreements, the property manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits and is typically equal to between 20% and 25% of hotel operating profits but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital. We refer to this excess of operating profits over a return on our invested capital as “available cash flow.”

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our properties:

	Base Management Fee(1)		Incentive Management Fee(2)
Courtyard Manhattan/Midtown East	5%		25%(3)
Torrance Marriott	3%		20%(4)
Salt Lake City Marriott Downtown	3%		Not more than 20%(5)
Marriott Griffin Gate Resort	3%		20%(6)
Bethesda Marriott Suites	3%		50%(7)
Courtyard Manhattan/Fifth Avenue	5%	(8)	25%(9)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%(10)
Marriott Atlanta Alpharetta	3%		25%(12)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%		25%(13)
Los Angeles Airport Marriott	3%		25%(14)
Renaissance Worthington	3%		25%(15)
Vail Marriott Mountain Resort & Spa	3%		20%(16)
SpringHill Suites Atlanta Buckhead	5%	(11)	25%(17)
Oak Brook Hills Marriott Resort	3%		20% or 30%(18)
Orlando Airport Marriott	3%		20% or 25%(19)

(1)             As a percentage of gross revenues.

(2)             Based on a percentage of hotel operating profits above a negotiated return on our investment capital as more fully described in the following footnotes.

(3)             Calculated as a percentage of operating profits in excess of 10.75% of the sum of (i) $73.7 million and (ii) the amount of certain capital expenditures.

(4)             Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(5)             The incentive management fee is equal to the available cash flow for each fiscal year, subject to a cap of 20% of operating profit for such fiscal year. Commencing with the fiscal year 2002, the operating profit with respect to each fiscal year is reduced by an amount equal to 10.75% of all material capital expenditures funded by the TRS lessee; provided that the material capital expenditures are included in the calculation of the incentive management fee with respect to the fiscal year or fiscal years during which such expenditures occurred (on a pro rata basis).

(6)             Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 10.75% of certain capital expenditures.

(7)             Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods.

(8)             The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2007, the base management fee may increase to 5.5% at the beginning of the next fiscal year if operating profits equal or exceed $4.7 million, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(9)             Calculated as a percentage of operating profits in excess of 12% of the sum of (i) $38.8 million and (ii) the amount of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(10)       Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(11)       The base management fee will be equal to 6% of gross revenues for fiscal years 2008 through 2016 and 6.5% of gross revenues thereafter. In the event that the property’s operating profit is below certain thresholds in 2006 and 2007, the base management fee may be reduced by up to $100,000 per year. In addition, in the event that the hotel’s operating profit is above certain thresholds starting in 2008, the base management fee will be increased to 6.5% and if the hotel’s operating profit is above an additional threshold starting in 2012, the base management fee will be increased to 7.0%

(12)       Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(13)       Calculated as a percentage of operating profits in excess of the sum of (i) $8.4 million and (ii) 10.75% of certain capital expenditures.

(14)       Calculated as a percentage of operating profits in excess of the sum of (i) $9.4 million and (ii) 10.75% of certain capital expenditures.

(15)       Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(16)       Calculated as a percentage of operating profits in excess of 11% of our invested capital. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

(17)       Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 12% of certain capital expenditures and pre-conversion expenses.

(18)       Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2025 when it is 30%.

(19)       Calculated as a percentage of operating profits in excess of 10.75% of our acquisition costs plus certain capital expenditures. We estimate that the threshold will be approximately $9 million. The percentage of operating profits is 20% except from 2011 through 2025 when it is 25%.

We paid $8,107,902 and $260,724 of management fees during the year ended December 31, 2005 and the period from May 6, 2004 (inception) to December 31, 2004. The management fees for the year ended December 31, 2005 consisted of $634,000 of incentive management fees and $7,473,902 of base management fees. All management fees earned during the period from May 6, 2004 (inception) to December 31, 2004 were base management fees.

Chicago Marriott Management Agreement

In connection with our probable acquisition of the Chicago Marriott, we expect to assume a hotel management agreement, dated November 28, 1989, with Marriott as the hotel manager. The initial term expires in December 2008 and is automatically extended for five additional periods of 10 years each. Under this hotel management agreement, Marriott receives a base management fee of 3% of gross revenue as well as an incentive management fee of 20% of hotel operating profits. Unlike all of our other management agreements, the incentive management fee is calculated on the entire operating profit as there is no “owners priority” and the incentive management fee does not deduct base management fees from the calculation of hotel operating profits. This agreement may be terminated by Marriott upon the expiration of the initial term or any renewal term upon eighteen months written notice. This agreement may not be terminated by us and does not provide for any performance termination right.

Our Ground Lease Agreements

Three of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•       The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•       The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•       The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the Crossroads Plaza Mall. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017, inclusive of the remaining ten-year renewal option.

In addition, part of one of the parking garages adjacent to one of our hotels is subject to a ground lease agreement:

•       A portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options.

Finally, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•       The golf course which is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•       The golf course which is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground leases covering the Salt Lake City Marriott Downtown extension and a portion of the Marriott Griffin Gate Resort golf course, our tenant’s share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

The following table reflects the annual base rents of our ground leases:

Property	Term(1)	Annual Rent
Ground leases under hotels
Bethesda Marriott Suites	Through 10/87	$390,015(2)
Courtyard Manhattan/Fifth Avenue(3) (4)	10/97 – 9/07	800,000
	10/07 – 9/17	906,000
	10/17 – 9/27	1,132,812
	10/27 – 9/37	1,416,015
	10/37 – 9/47	1,770,019
	10/47 – 9/57	2,212,524
	10/57 – 9/67	2,765,655
	10/67 – 9/77	3,457,069
	10/77 – 9/85	4,321,336
Salt Lake City Marriott Downtown (Ground Lease for Hotel)	Through 12/56	Greater of $132,000 or 2.6%
		of annual gross room sales
(Ground Lease for Extension)	Through 12/07	9,343
	1/08 – 12/12	10,277
	1/13 – 12/17	11,305
Ground leases under parking garage
Renaissance Worthington	Through 7/12	36,613
	8/12 – 7/22	40,400
	8/22 – 7/37	46,081
	8/37 – 7/52	51,764
	8/52 – 7/67	57,444
Ground leases under golf course
Marriott Griffin Gate Resort	9/03 – 8/08	90,750
	9/08 – 8/13	99,825
	9/13 – 8/18	109,800
	9/18 – 8/23	120,750
	9/23 – 8/28	132,750
	9/28 – 8/33	147,000
Oak Brook Hills Marriott Resort	10/85 – 9/25	1(5)

(1)             These terms assume our exercise of all renewal options.

(2)             Represents rent for the year ended December 31, 2005. Rent will increase annually by 5.5%.

(3)             The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)             The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year.

(5)             We have the right to extend the term of this lease for two consecutive renewal terms of ten years each with rent at then market value.

Subject to certain limitations, an assignment of the ground leases covering the Courtyard Manhattan/Fifth Avenue and a portion of the Marriott Griffin Gate Resort golf course and the Oak Brook Hills Marriott Resort golf course do not require the consent of the ground lessor. With respect to the ground leases covering the Salt Lake City Marriott Downtown hotel and extension and Bethesda Marriott Suites, any proposed assignment of our leasehold interest as ground lessee under the ground lease requires the consent of the applicable ground lessor. As a result, we may not be able to sell, assign, transfer or convey our ground lessee’s interest in any such property in the future absent the consent of the ground lessor, even if such transaction may be in the best interests of our stockholders.

Mortgage Debt

As of December 31, 2005, we had approximately $416.4 million of outstanding mortgage debt. The following table sets forth our mortgage debt obligations on our hotels.

Property	Principal Balance	Prepayment Penalties	Interest Rate	Maturity Date	Amortization Provisions
Bethesda Marriott Suites	$19,305,400	Yes(1)	7.69%	2/23	25 years
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500,000	No(2)	5.44%	8/15	30 years(3)
Marriott Griffin Gate Resort	30,442,250	Yes(4)	5.11%	1/10	25 years
Los Angeles Airport Marriott	82,600,000	No(2)	5.30%	7/15	Interest Only
Courtyard Manhattan/ Fifth Avenue	23,000,000	No(5)	LIBOR + 2.70%(6)	1/07(7)	Interest Only
Courtyard Manhattan/ Midtown East	44,130,896	No(8)	5.195%	12/09	25 years
Orlando Airport Marriott	59,000,000	No(2)	5.68%	12/15	30 years (9)
Salt Lake City Marriott Downtown	38,016,189	Yes(8)	5.50%	12/14	20 years(10)
Renaissance Worthington	57,400,000	No(2)	5.40%	7/15	30 years(11)
Total	$416,394,735

(1)             The debt may be prepaid. If it is prepaid prior to August 2012, it is subject to a prepayment fee equal to the greater of (i) one percent of the outstanding principal amount or (ii) a yield maintenance premium determined as set forth in the Deed of Trust.

(2)             Prepayment of the debt on the Los Angeles Airport Marriott, Renaissance Worthington and Orlando Airport Marriott is not permitted until the earlier of (i) two years after securitization (the lender intends to sell all or a portion of the debt through one or more public offerings) or (ii) four years from the closing date. Thereafter, we may pay a defeasance deposit in lieu of a prepayment of the debt. Prepayment in full will be permitted at par on the last three payment dates before the maturity date. For the loan secured by the mortgage on Frenchman’s Reef & Morning Star Marriott Beach Resort, we may release the lien of mortgage through a defeasance deposit at any time after the earlier of (i) two years after securitization or (ii) thirty months after the closing date of the loan.

(3)             The debt has a three-year interest only period. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(4)             We may not prepay the loan without the express written consent of the lender, and we have no right to prepay the debt until October 2009. Notwithstanding the foregoing, if the lender accepts prepayment of the debt prior to October 2009, we must pay a penalty equal to the greater of (i) 1% of the outstanding principal and (ii) the present value, as of the prepayment calculation date, of a series of monthly payments over the remaining term of the loan, each equal to the amount of interest that would be due on the portion of the loan being prepaid, assuming an annual interest rate of 5.11% over the discounted reinvestment yield, as such term is defined in the agreement.

(5)             The debt may be prepaid at par.

(6)             We have entered into an interest rate cap agreement on this debt. Breakage fees may be payable if the debt is repaid.

(7)             The debt allows for three one-year extensions provided that certain conditions are met.

(8)             The debt may not be prepaid until three months prior to the maturity date of the mortgage loan (the “Prepayment Release Date”). For Salt Lake City Marriott Downtown, we may prepay the loan on or after the Prepayment Release Date without payment of fees. However, we must pay to the lender, simultaneously with such prepayment, the interest that would have accrued on the outstanding principal balance of the loan at the regular interest rate through the end of the interest period in which such prepayment occurs.

(9)             The debt has a five-year interest only period. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(10)       There is an accelerated amortization provision based on a predetermined formula of available cash flow.

(11)       The debt has a four-year interest only period. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

Item 3.                        Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.                      Market for our common stock and related stockholder matters

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the New York Stock Exchange:

	Price Range
	High	Low
Year Ended December 31, 2005
First Quarter (1)	N/A	N/A
Second Quarter (1)	$11.73	$10.50
Third Quarter	$12.62	$11.14
Fourth Quarter	$12.00	$10.84
Year Ended December 31, 2006
First Quarter (through March 6, 2006)	$13.52	$11.85

(1)	Our common stock commenced trading on the New York Stock Exchange on May 26, 2005.

The closing price of our common stock on the New York Stock Exchange on March 6, 2006 was $13.40 per share.

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•       90% of our REIT taxable income determined without regard to the dividends paid deduction, plus;

•       90% of the excess of our net income from foreclosure property over the tax imposed on such income by the U.S. Internal Revenue Code of 12986, as amended (the “Code”), minus;

•       Any excess non-cash income.

During the second fiscal quarter  of 2005 our board of directors declared a cash dividend of $0.0326 per share of our common stock. The dividend was paid on June 28, 2005 to stockholders of record as of June 17, 2005. During the third fiscal quarter of 2005 our board of directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on September 27, 2005 to stockholders of record as of September 9, 2005. During the fourth fiscal quarter of 2005 our board of directors declared a cash divided of $0.1725 per share of our common stock. The dividend was paid on January 17, 2006 to stockholders on record as of December 30, 2005.

As of March 6, 2006, there were 18 record holders of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity compensation plan information.   The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as of December 31, 2005. Under our 2004 Stock Option and Incentive Plan, we have only issued shares of restricted stock or deferred stock units. We have not issued any options to purchase shares of DiamondRock Hospitality Company’s common stock and do not intend to issue any such options in 2006. See Note 5 on page F-12 for a complete description of the 2004 Stock Option and Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,170,333	N/A	829,667
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,170,333	N/A	829,667

Item 6.                      Selected Financial Data

The selected historical financial information as of and for the year ended December 31, 2005, and as of December 31, 2004 and the period from May 6, 2004 (inception) to December 31, 2004, has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of and for the year ended December 31, 2005 and as of December 31, 2004 and for the period from May 6, 2004 (inception) to December 31, 2004, and the related notes contained elsewhere in this Form 10-K.

We present the following two non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) EBITDA; and (2) FFO. We caution investors that amounts presented in accordance with our definitions of EBITDA and FFO may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. EBITDA and FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA and FFO can enhance your understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow. Under this section, as required, we include a quantitative reconciliation of EBITDA and FFO to the most directly comparable GAAP financial performance measure, which is net income (loss).

	Historical
	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Statement of operations data:
Revenues:
Rooms	$151,755,924	$5,137,370
Food and beverage	63,261,282	1,507,960
Other	14,433,057	428,534
Total revenues	229,450,263	7,073,864
Operating costs and expenses:
Rooms	37,432,635	1,455,380
Food and beverage	47,281,237	1,266,827
Other hotel expenses and management fees	96,555,386	3,444,683
Corporate expenses	13,461,528	4,114,165
Depreciation and amortization	27,590,234	1,053,283
Total operating expenses	222,321,020	11,334,338
Operating income (loss)	7,129,243	(4,260,474)
Interest income	(1,548,635)	(1,333,837)
Interest expense	17,367,079	773,101
Loss before income taxes	(8,689,201)	(3,699,738)
Income tax benefit	1,353,261	1,582,113
Net loss	$(7,335,940)	$(2,117,625)
Loss per share—basic and diluted	$(0.19)	$(0.12)
Dividends declared per share	$0.38	$—
FFO(1)	$20,254,294	$(1,064,342)
EBITDA(2)	$36,268,112	$(1,873,354)

	As of December 31, 2005	As of December 31, 2004
Balance sheet data:
Property and equipment, net	$870,562,399	$285,642,439
Cash and cash equivalents	9,431,741	76,983,107
Total assets	966,012,282	391,691,179
Total debt	431,177,057	180,771,810
Total other liabilities	71,446,797	15,331,951
Shareholders’ equity	463,388,428	195,587,418

(1)             FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT’), is net income (loss) determined in accordance with GAAP, excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The calculation of FFO may vary from entity to entity, thus our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002). Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical GAAP cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, we believe FFO (combined with our primary GAAP presentations) help improve our stockholders’ ability to understand our operating performance. We only use FFO as a supplemental measure of operating performance. The following is a reconciliation between net loss and FFO:

	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Net loss	$(7,335,940)	$(2,117,625)
Real estate related depreciation and amortization	27,590,234	1,053,283
FFO	$20,254,294	$(1,064,342)

(2)             EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under GAAP, hotels are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation between net income (loss) and EBITDA:

	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Net loss	$(7,335,940)	$(2,117,625)
Interest expense	17,367,079	773,101
Income tax benefit	(1,353,261)	(1,582,113)
Depreciation and amortization	27,590,234	1,053,283
EBITDA	$36,268,112	$(1,873,354)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this prospectus. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward-Looking Statements” and “Risk Factors” contained elsewhere in this prospectus.

Overview

We are a self-advised real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. We will own sixteen hotels comprising 7,311 rooms upon completion of our recently announced hotel acquisition in downtown Chicago. These hotels have an aggregate projected investment of approximately $1.3 billion and are geographically diversified across major markets in the United States.

We differentiate ourselves through our:

•       Proven acquisition capability;

•       Aggressive asset management;

•       Conservative capital structure; and

•       Experienced senior management team.

Proven Acquisition Capability

Since we completed our first acquisition in October 2004, we have acquired, or have under contract to acquire, sixteen premium hotels. We have acquired eleven of these hotels in off-market transactions, meaning that they were not made generally available to other companies. We intend to make additional acquisitions that meet our stringent underwriting criteria. Consistent with this strategy, on March 1, 2006, we signed a purchase agreement to acquire the 1,192 room Chicago Marriott Downtown Magnificent Mile at a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments. We believe that the current environment presents an excellent opportunity to acquire hotels based on our view that lodging industry fundamentals are currently strong and will remain strong for some time to come.

Generally, we invest in hotels that we believe are priced below replacement costs and are located in markets with attractive growth prospects and high barriers to entry. We are focused on acquiring premium full-service hotels located throughout North America and, to a lesser extent, premium select-service hotels in urban locations.

We believe we have a competitive advantage in acquiring hotels through our unique investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Our investment sourcing relationship with Marriott provides us, subject to certain limitations, with a “first look” at hotel acquisition and investment opportunities known to Marriott. As a result of Marriott’s extensive network, relationships and knowledge, we have preferred access to a unique source of hotel investment opportunities, many of which may not be available to other hospitality companies. Since our formation in May 2004, Marriott has provided us with access to several billion dollars of off-market acquisition opportunities. Our relationship with Marriott has facilitated the acquisition of eight of our hotels, including the Marriott Griffin Gate Resort and The Lodge at Sonoma, a Renaissance Resort & Spa, both of which we acquired directly from Marriott.

Aggressive Asset Management

We believe that we are able to create significant value in our portfolio by utilizing our management’s extensive experience and our innovative asset management strategies.

Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants. In particular, we believe that we are unique in having a senior management  team, most of whom worked for many years at Marriott, with very deep knowledge of Marriott’s organization and processes, which gives us insight in how best to work with Marriott to deliver superior returns at our hotels.

Our philosophy is to negotiate management agreements that give us the right to exert significant influence (but not day-to-day control) over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating or repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. We have rebranded two of our properties, including one in which we converted an independently branded hotel to a Marriott brand, which contributed to a 31% increase in revenues and significantly increased operating margins at the hotel in 2005 compared to pro forma 2004. We also have budgeted to spend approximately $84 million in 2006 on identified value-added capital investment opportunities at our existing hotels. The opportunities range from room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with a minimal disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

Conservative Capital Structure

We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

As of December 31, 2005, more than 90% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity date in excess of 8 years. As of December 31, 2005, we had $428.4 million of debt outstanding, representing a debt-to-enterprise value ratio of 41%, which is calculated as our market capitalization plus net debt. We currently have a target debt-to-enterprise value ratio of 45% to 55%.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We endeavor to structure our hotel acquisitions so that they will not overly complicate our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

Experienced Senior Management Team

The extensive hotel industry experience of our senior management team enables us to effectively implement our business strategies. Our senior management team of William W. McCarten, John L. Williams, Mark W. Brugger, Michael D. Schecter and Sean M. Mahoney has significant experience in lodging, real estate and related service industries, including hotel asset management, acquisitions, mergers, dispositions, development, redevelopment and financing. Collectively, they have been involved in hotel transactions aggregating several billion dollars.

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•       Occupancy percentage;

•       ADR;

•       RevPAR;

•       EBITDA; and

•       FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the year ended December 31, 2005, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Our Hotels

As of December 31, 2005, we owned the following hotels:

Property	Location	Number of Rooms
Los Angeles Airport Marriott	Los Angeles, California	1,004
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	504
Renaissance Worthington	Fort Worth, Texas	504
Torrance Marriott	Los Angeles County, California	487
Orlando Airport Marriott	Orlando, Florida	486
Marriott Griffin Gate Resort	Lexington, Kentucky	408
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346
Marriott Atlanta Alpharetta	Atlanta, Georgia	318
Courtyard Manhattan/Midtown East	New York, New York	307
Bethesda Marriott Suites	Bethesda, Maryland	274
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220
Courtyard Manhattan/Fifth Avenue	New York, New York	185
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182
Total		6,119

Recent Developments

Chicago Marriott. On March 1, 2006, we signed a purchase agreement to acquire the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments (or approximately $257,000 per room), including the assumption of $220 million of floating-rate debt. We made a $5 million non-refundable deposit upon entering into the purchase agreement. The acquisition is scheduled to close on March 15, 2006; however, we have the right to delay the closing for 30 days upon making an additional $5 million non-refundable deposit. We intend to refinance the existing floating-rate loan with a fixed-rate loan issued by Wachovia Bank, National Association. The principal amount of the refinanced loan will be determined based on market conditions at the time of the refinancing and is expected to be between $170 million and $220 million. The new loan will be a limited recourse loan secured by a mortgage on the property. We will finance the remainder of the purchase price through a portion of the net proceeds from an equity offering. We expect to borrow up to $100 million through a short-term floating-rate loan arranged by Wachovia Bank, National Association, which we will repay with a portion of the net proceeds of the equity offering.

We believe this hotel has an excellent location on North Michigan Avenue in Chicago’s famed shopping and entertainment district, the Magnificent Mile. The hotel is predominantly marketed to groups and individual business travelers who are seeking a premium full-service hotel located in the heart of this well-known district. According to the sellers’ records, last year, over half of the rooms sold at the hotel were sold to corporate and association groups and roughly a quarter were sold to individual corporate travelers. The hotel has 60,000 square feet of flexible meeting space.

We believe that supply and demand dynamics are very favorable in Chicago. For example, the number of hotel rooms added to downtown Chicago over the past five years has been very limited, averaging just over 1% per year. In addition, Chicago is a compelling location for conventions and other city-wide events and over the next few years should benefit from the displacement of conventions caused by Hurricane Katrina. We also believe that this hotel is an irreplaceable asset as the land acquisition and construction cost of building a new large hotel in downtown Chicago would be prohibitive.

We cannot assure you that we will acquire the Chicago Marriott because the completion of the proposed acquisition is subject to a variety of conditions.

Refinancing of Courtyard Manhattan/Fifth Avenue. We have a commitment from Lehman Brothers Bank to refinance the mortgage loan on the Courtyard Manhattan/Fifth Avenue that will mature in January 2007. Pursuant to this commitment, we expect to refinance the $23 million existing floating-rate loan with a $51 million fixed-rate loan that matures in 10 years. At the closing of the refinancing, the interest rate on the loan will be set based on the then current 10-year swap rate plus 90 basis points. We expect that the new fixed-rate loan will require principal repayments based on a 30-year amortization schedule following the first five years of payments of interest only. We expect to close on this refinancing early in the second quarter of 2006.

Increased dividend. On February 28, 2006, our board of directors declared an increase in the quarterly dividend for the first quarter of 2006. On April 11, 2006, cash dividend of $0.18 per share will be paid to stockholders of record as of March 24, 2006.

2005 Highlights

Significant highlights for the year ended December 31, 2005 are as follows:

•       Acquisitions. We acquired eight full-service hotels and one urban select-service hotel in 2005 for aggregate purchase prices of $623.2 million (including working capital and cash escrowed for future renovations). The eight full-service hotels that we acquired are: the Torrance Marriott (January 5, 2005); a portfolio of four full-service hotels: Renaissance Worthington, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Los Angeles Airport Marriott (June 23, 2005); the Vail Marriott Mountain Resort & Spa (June 24, 2005); Oak Brook Hills Resort & Conference Center (July 29, 2005); and the Orlando Airport Marriott (December 16, 2005). We also acquired the SpringHill Suites Atlanta Buckhead on July 22, 2005, an urban premium select-service hotel.

•       Initial Public Offering. We completed the initial public offering of our common stock on June 1, 2005. We sold 29,785,764 shares of common stock, including 3,698,764 shares of common stock exercised in the underwriters’ over-allotment, at the initial public offering price of $10.50 per share. The net proceeds to us, after deduction of offering costs, were $288.4 million.

•       Repaid Short-Term Floating-rate Debt. We repaid early the two year floating-rate debt incurred in connection with the acquisition of the Torrance Marriott on June 2, 2005 and the two year floating-rate debt incurred in connection with the acquisition of The Lodge at Sonoma, a Renaissance Resort & Spa, on June 16, 2005.

•       Dividends. Following our initial public offering, we began paying a cash dividend of $0.69 per share, on an annualized basis. We paid shareholders of record on June 17, 2005 a cash dividend of $0.0326 per share on June 28, 2005, we paid shareholders of record on September 9, 2005 a cash dividend of $0.1725 per share on September 27, 2005 and we paid shareholders of record on December 30, 2005 a cash dividend of $0.1725 per share on January 17, 2006.

•       Borrowed Long-Term Fixed-rate Debt. We incurred $261.5 million of long-term fixed-rate debt on four of our properties: the Los Angeles Airport Marriott, the Renaissance Worthington, the Frenchman’s Reef & Morning Star Marriott Beach Resort, and the Orlando Airport Marriott. All of the debt was secured by individual property, limited-recourse mortgages.

•       Credit Facility. We initiated our three-year $75 million senior secured revolving credit facility on July 8, 2005, which may be increased to $250 million subject to lender approval. We had $12 million drawn under our credit facility as of December 31, 2005. During January and February 2006, we drew an additional $16.0 million under the senior secured credit facility.

Results of Operations

Year Ended December 31, 2005

As of December 31, 2005, we owned fifteen hotels. Our total assets were $966 million as of December 31, 2005. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005. Our net loss for the year ended December 31, 2005 was $7.3 million. We acquired nine of our fifteen hotels during the year ended December 31, 2005. Accordingly, the current period results are not comparable to the results for the corresponding period in 2004.

Revenue. Our revenues totaled $229.5 million for the year ended December 31, 2005. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the year ended December 31, 2005 consists of the following:

Rooms	$151,755,924
Food and beverage	63,261,282
Other	14,433,057
Total revenues	$229,450,263

Individual hotel revenues for the year ended December 31, 2005 consisted of the following (in millions):

Property	Revenues
Los Angeles Airport Marriott	$25.6
Salt Lake City Marriott Downtown	24.1
Marriott Griffin Gate Resort	24.0
Courtyard Manhattan / Midtown East	23.8
Torrance Marriott	20.9
Frenchman’s Reef & Morning Star Marriott Beach Resort	19.7
Renaissance Worthington	17.9
The Lodge at Sonoma, a Renaissance Resort & Spa	16.7
Bethesda Marriott Suites	16.6
Courtyard Manhattan / Fifth Avenue	11.4
Oak Brook Hills Marriott Resort	9.6
Vail Marriott Mountain Resort & Spa	8.7
Marriott Atlanta Alpharetta	7.4
SpringHill Suites Atlanta Buckhead	2.7
Orlando Airport Marriott	0.4
Total	$229.5

The following pro forma key hotel operating statistics for our hotels for each of the years ended December 31, 2005 and 2004 excludes the SpringHill Suites Atlanta Buckhead due to the fact that this hotel was newly built and opened on July 1, 2005. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership.

	Year Ended December 31, 2005	Year Ended December 31, 2004%	Change
Occupancy%	73.0%	72.5%	0.5 percentage points
ADR	$142.54	$129.58	10.0%
RevPAR	$104.06	$93.99	10.7%

The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership. Individual hotel RevPAR for the years ended December 31, 2005 and 2004 is as follows:

Property	Year Ended December 31, 2005	Year Ended December 31, 2004	% Change from 2004 (2)
Bethesda Marriott Suites	$124.13	$114.74	8.2%
Courtyard Manhattan / Midtown East	202.52	177.85	13.9
Courtyard Manhattan/ Fifth Avenue	179.83	126.09	42.6
Frenchman’s Reef & Morning Star Marriott Beach Resort	157.06	134.73	16.6
Los Angeles Airport Marriott	78.52	76.30	2.9
Marriott Atlanta Alpharetta	80.42	72.59	10.8
Marriott Griffin Gate Resort	78.00	74.94	4.1
Oak Brook Hills Marriott Resort	62.13	59.93	3.7
Orlando Airport Marriott	80.79	74.06	9.1
Renaissance Worthington	116.45	101.15	15.1
Salt Lake City Marriott Downtown	84.76	78.49	8.0
The Lodge at Sonoma, a Renaissance Resort & Spa	143.65	122.03	17.7
Torrance Marriott	83.49	77.16	8.2
Vail Marriott Mountain Resort & Spa	112.66	107.42	4.9
Total Excluding SpringHill Suites Atlanta Buckhead	$104.06	$93.99	10.7
SpringHill Suites Atlanta Buckhead (1)	$67.92	$—	N/A
Total Including SpringHill Suites Atlanta Buckhead	$103.47	$93.99	10.7%

(1)             SpringHill Suites Atlanta Buckhead was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2004.

(2)             The % change from 2004 excludes the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for 2004.

Hotel operating expenses. Our hotel operating expenses totaled $181.3 million for the year ended December 31, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including approximately $7.1 million of non-cash ground rent expense. The operating expenses for the year ended December 31, 2005 consist of the following (in millions):

Rooms departmental expenses	$37.4
Food and beverage departmental expenses	47.3
Other hotel expenses	73.2
Base management fees	7.5
Incentive management fees	0.6
Property taxes	6.5
Ground rent—Contractual	1.7
Ground rent—Non-cash	7.1
Total operating expenses	$181.3

Depreciation and amortization. Our depreciation and amortization expense totaled $27.6 million for the year ended December 31, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have  assigned shorter depreciable lives of 1-2 years for the furniture, fixtures and equipment of the Courtyard Manhattan/Midtown East, the Courtyard

Manhattan/Fifth Avenue, the Bethesda Marriott Suites, the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, and/or have undergone, significant renovations within two years of acquisition.

Corporate expenses. Our corporate expenses totaled $13.5 million for the year ended December 31, 2005. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees. We recorded an expense of approximately $3.7 million during the year as a result of our commitment to issue, on the fifth anniversary of the initial public offering, 382,500 shares of common stock to our executive officers.

Interest expense. Our interest expense totaled $17.4 million for the year ended December 31, 2005. This interest expense is related to mortgage debt incurred (or in one case assumed) in connection with our acquisition of our hotels ($15.8 million), amortization and write-off of deferred financing costs ($1.3 million) and interest and unused facility fees on our credit facility ($0.3 million). As of December 31, 2005, we have property-specific mortgage debt outstanding on nine of our hotels. On eight of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. On the ninth hotel, we have variable rate secured debt, the interest of which is based on LIBOR plus a spread. The interest rate as of December 31, 2005 on this mortgage loan was 7.075%. Our weighted-average interest rate as of December 31, 2005 was 5.60%. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of December 31, 2005 on the credit facility was 5.7575%. We had $12 million drawn on the credit facility as of December 31, 2005. During January and February 2006, we drew an additional $16 million under the credit facility.

During the year, we repaid the mortgage debt on the Torrance Marriott ($44 million) and The Lodge at Sonoma, a Renaissance Resort & Spa ($20 million). In conjunction with the repayment of the mortgage on The Lodge at Sonoma, a Renaissance Resort & Spa, we incurred a prepayment penalty of approximately $50,000, which is classified as interest expense on the accompanying consolidated statements of operations. In conjunction with the repayment of these mortgages, we wrote off unamortized deferred financing fees of approximately $655,000, which is classified as interest expense on the accompanying consolidated statements of operations.

Income taxes. We recorded a net benefit for income taxes of $1.4 million for the year ended December 31, 2005. We recorded an income statement charge of $1.4 million in the first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connection with our REIT election. This charge was offset by an income tax benefit of $2.8 million recorded on the $7 million pre-tax loss of our TRS for the year ended December 31, 2005.

May 6, 2004 (inception) through December 31, 2004

We were formed on May 6, 2004, began operations in July 2004 and acquired our first hotel in October 2004. We completed our private placement of common stock in July 2004 and received proceeds, net of offering costs and fees, of approximately $196.3 million. Stockholders’ equity at December 31, 2004 was approximately $195.6 million. Our GAAP loss before income taxes, for the period from inception (May 6, 2004) through December 31, 2004, was $3.7 million.

Revenue. We had total revenues of $7.1 million for the period from May 6, 2004 to December 31, 2004. Revenue consists primarily of the room, food and beverage and other revenues from The Lodge at Sonoma, a Renaissance Resort & Spa, and the Courtyard Manhattan/Midtown East for the periods subsequent to our acquisition dates of October 27, 2004 and November 19, 2004, respectively. Revenues are also included for the post acquisition period for our other four acquisitions, completed during the last two weeks of 2004. The average occupancy of our hotels was 67.9% for the periods subsequent to acquisition. The hotels collectively achieved an ADR of $184.22 and RevPAR of $125.02, respectively, for the periods subsequent to acquisition.

Hotel operating expenses. Our hotel operating expenses totaled $6.2 million for the period from May 6, 2004 to December 31, 2004. Hotel operating expenses consist primarily of operating expenses of The Lodge at Sonoma, a Renaissance Resort & Spa, and the Courtyard Manhattan/Midtown East for the periods subsequent to our acquisition dates of October 27, 2004 and November 19, 2004, respectively. Operating expenses are also included for the post acquisition period of our other four 2004 acquisitions, which were completed during the last two weeks of 2004.

Depreciation and amortization expense. Our depreciation and amortization expense totaled $1.1 million for the period from May 6, 2004 to December 31, 2004. Depreciation and amortization is recorded on our hotels for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. The furniture, fixtures and equipment depreciable lives are less than one year for the Courtyard Manhattan/Midtown East, the Courtyard Manhattan/Fifth Avenue and the Bethesda Marriott Suites since these hotels were scheduled to undergo significant renovations in 2005 and 2006.

Corporate expenses. Our corporate expenses totaled $4.1 million for the period from May 6, 2004 to December 31, 2004. Corporate expenses principally consist of employee related costs, including base salary, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.

Interest expense. Our interest expense totaled $0.8 million for the period from May 6, 2004 to December 31, 2004. Interest expense relates to the mortgage debt incurred in connection with our acquisitions. Our mortgage debt on two of our hotels bore interest at variable rates based on LIBOR. The interest rates as of December 31, 2004 on these two mortgage loans were 4.74% and 5.04%, respectively. The mortgage debt on our other four hotels bears interest at fixed rates ranging from 5.11% to 7.69% per annum.

Income tax benefit. We recorded an income tax benefit of $1.6 million for the period from May 6, 2004 to December 31, 2004. The 2004 current tax liability of $0.9 million is the result of temporary differences primarily resulting from deferred Key Money, capitalized pre-opening costs, restricted stock expense, straight-line ground rent, depreciation and other items that will result in future taxable income. A significant portion of the deferred tax assets recorded in 2004 was expensed in the first quarter of 2005 in connection with our REIT election.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including maintenance and recurring capital expenditures as well as payments of interest and principal. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, and borrowings, as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

Our Financing Strategy

We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

As of December 31, 2005, more than 90% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity date in excess of eight years. Moreover, as of December 31, 2005, we had $428.4 million of debt outstanding, representing a debt-to-enterprise value ratio of 41% which is calculated as our market capitalization plus net debt. We currently have a target debt-to-enterprise value ratio of 45% to 55%.

In the current market, we have a strong bias for fixed-rate long-term limited recourse single property specific debt and when possible and desirable, we will seek to replace short-term sources of capital with long-term financing. In addition to property specific debt and our credit facility, we intend to use other financing methods as necessary, including obtaining from banks, institutional investors or other lenders, bridge loans, letters of credit, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our investments. In addition, we may issue publicly or privately placed debt instruments.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We endeavor to structure our hotel acquisitions so that they will not overly complicate our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our shareholders will significantly exceed the returns that would otherwise be available.

Our Senior Secured Revolving Credit Facility

On July 8, 2005, we entered into a three-year, $75 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility. Our operating partnership is the borrower under the credit facility. The credit facility is guaranteed by substantially all of our material subsidiaries and is secured by first mortgages on certain of our qualifying properties, which make up the “borrowing base.” The Torrance Marriott and the Vail Marriott Mountain Resort & Spa are the two hotels currently comprising the borrowing base. We may add hotels to the borrowing base if certain conditions in the credit facility are met.

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

Our ability to borrow under the credit facility is dependent upon the size of the borrowing base. We will be permitted to borrow up to 65% of the lesser of (1) the appraised value of the borrowing base properties or (2) our cost of the borrowing base properties. Included in our cost of the borrowing base properties are renovation costs that we incur following the acquisition of the borrowing base properties. In addition, the net operating income generated by the borrowing base properties, as calculated by Wachovia Bank, National Association, must at all times be greater than 140% of the amount of implied debt service, which is an amount equal to the payment of principal and interest that we would have to pay if we had borrowed such amount under a conventional mortgage loans. Our current borrowing base assets permit us to draw the maximum amount under our credit facility.

We had $12 million drawn on our credit facility as of December 31, 2005. In addition, we provided the Orlando Airport Marriott mortgage lender with an $11.4 million letter of credit secured by our credit facility as security for certain capital improvements of the Orlando Airport Marriott required under the mortgage debt. During January and February 2006, we drew an additional $16 million under the credit facility.

Our senior secured credit facility contains various financial covenants. We complied with all of these covenants as of December 31, 2005. A summary of the most restrictive covenants, along with our corresponding value for each covenant, as of December 31, 2005, is as follows:

	Covenant		Value at December 31, 2005
Maximum leverage ratio	75%		45.6%
Minimum fixed charge coverage ratio	1.5	x	2.44	x
Unhedged floating rate debt as a percentage of total indebtedness	50%		2.8%
Minimum implied debt service ratio for the borrowing base assets for the trailing twelve months	1.40	x	7.66	x
Limitation on our distributions to stockholders	100%		42.8%

2005 Mortgage Financings

In connection with our acquisition of the Los Angeles Airport Marriott and the Renaissance Worthington, we incurred debt secured by property specific mortgages that aggregate $140 million. These borrowings consist of an $82.6 million mortgage on the Los Angeles Airport Marriott and a $57.4 million mortgage on the Renaissance Worthington. Each loan is secured by a first mortgage lien on the applicable hotel. Interest on each of the mortgages is fixed at a rate equal to 5.30%, in the case of the Los Angeles Airport Marriott mortgage debt, and at 5.40%, in the case of the Renaissance Worthington mortgage debt. Until August 11, 2009 with respect to the Renaissance Worthington loan, we will pay only interest. From and after August 11, 2009 with respect to the Renaissance Worthington loan, we will pay interest and principal, with the amount of principal being determined based upon a 30-year amortization schedule. The Los Angeles Airport Marriott loan is interest only for the full term. For each loan, we will be obligated to repay all unpaid principal on July 11, 2015.

On July 29, 2005, we entered into debt secured by a mortgage on the Frenchman’s Reef & Morning Star Marriott Beach Resort. The debt has a principal balance of $62.5 million, a term of 10 years, bears interest at 5.44%, and is interest only for the first three years and then amortizes on a 30-year schedule. In conjunction with the closing of the debt, the lender required $2.9 million of the loan proceeds to be set aside into a lender held escrow account to pre-fund certain capital improvements of the Frenchman’s Reef & Morning Star Marriott Beach Resort required under the mortgage debt. During the fourth quarter of 2005 the lender reduced the escrow requirement to $1.2 million.

On December 15, 2005, we entered into mortgage debt in connection with the acquisition of the Orlando Airport Marriott. The mortgage debt has a principal balance of $59 million, a term of 10 years, bears interest at 5.68%, and is interest only for the first five years and then amortizes on a 30-year schedule. In conjunction with the closing of the mortgage debt, we provided the lender with an $11.4 million letter of credit secured by our credit facility as security for certain capital improvements of the Orlando Airport Marriott required under the mortgage debt.

2006 Proposed Financings

We intend to refinance the $220 million floating-rate loan that we are assuming in connection with the acquisition of the Chicago Marriott with a fixed-rate loan issued by Wachovia Bank, National Association. The principal amount of the refinanced loan will be determined based on market conditions at the time of the refinancing and is expected to be between $170 million and $220 million. The new loan will be a limited recourse loan secured by a mortgage on the property. We will finance the remainder of the purchase price through a portion of the net proceeds from an equity offering. We expect to borrow up to $100 million through a short-term floating-rate loan arranged by Wachovia Bank, National Association, which we will repay with a portion of the net proceeds of the equity offering.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowing under mortgage financings, draws on our senior secured credit facility and the proceeds from our initial public offering. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

Cash Provided by Operations. Our cash provided by operations was $19.8 million for the year ended December 31, 2005 which is the result of our net loss, adjusted for the impact of several non-cash charges, including $27.6 million of depreciation, $7.1 million of non-cash straight line ground rent, $1.3 million of amortization of deferred financing costs and loan repayment losses, and $6.3 million of stock grants, offset by working capital changes of $12.7 million and a $2.1 million non-cash income tax benefit. Our cash used in operations was $0.8 million for the period from May 6, 2004 to December 31, 2004 which is the result of our $2.1 million net loss, adjusted for the impact of several non-cash charges, including $1.1 million of depreciation, $1.4 million of stock grants and working capital changes of $0.3 million, offset by a $1.5 million non-cash income tax benefit.

Cash Used In Investing Activities. Our cash used in investing activities was $619.9 million and $275.1 million for the years ended December 31, 2005 and the period from May 6, 2004 to December 31, 2004, respectively. During the year ended December 31, 2005, we utilized $611.6 million of cash for the acquisition of the following hotels (in millions):

Torrance Marriott	$61.5
Capital Hotel Investments Portfolio (Los Angeles Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort, Marriott Atlanta Alpharetta, and Renaissance Worthington)	315.2
Vail Marriott Mountain Resort & Spa	63.7
Oak Brook Hills Marriott Resort	65.7
SpringHill Suites Atlanta Buckhead	34.1
Orlando Airport Marriott	71.4
Total	$611.6

During the year ended December 31, 2005, we also incurred normal recurring capital expenditures at our other hotels of $18 million. In addition, we received $8 million of Key Money related to the Torrance Marriott ($3 million), the Courtyard Manhattan/Fifth Avenue ($1 million), the Oak Brook Hills Marriott Resort ($2.5 million), the SpringHill Suites Atlanta Buckhead ($0.5 million) and the Orlando Airport Marriott ($1 million). During the period from May 6, 2004 to December 31, 2004, we utilized $273.8 million to acquire our initial six hotels. During the period from May 6, 2004 to December 31, 2004, we also received $2.5 million of Key Money related to the Courtyard Manhattan/Midtown East and paid $3.3 million for pre-acquisition costs related to the acquisition of the Torrance Marriott.

Cash Provided by Financing Activities. Approximately $532.5 million and $352.9 million of cash was provided by financing activities for the year ended December 31, 2005 and the period from May 6, 2004 to December 31, 2004, respectively. The cash provided by financing activities for the year ended December 31, 2005  primarily consists of $291.8 million of proceeds from the sale of 29.8 million shares of common stock in our initial public offering, offset by the $3.4 million of offering costs, $317.5 million of proceeds from mortgage debt of the Torrance Marriott ($44 million), the Los Angeles Marriott ($82.6 million), the Renaissance Worthington ($57.4 million), the Frenchman’s Reef Marriott & Morning Star Resort ($62.5 million), and the Orlando Airport Marriott ($59 million) and proceeds from $16 million of draws under the senior secured credit facility, net of $4 million of repayments under the facility. The cash provided by financing activities for the year ended December 31, 2005 was offset by the $56.9 million repayment of the secured debt incurred at the Lodge at Sonoma, a Renaissance Resort & Spa and the Torrance Marriott in June 2005, $2.8 million of financing costs paid during the year, $2.9 million of scheduled debt principal payments and $10.7 million of dividends. The cash provided by financing activities for the period from May 6, 2004 to December 31, 2004  primarily consists of $197.4 million of proceeds from the sale of 21 million shares of common stock in a private placement offering, offset by the $1 million of offering costs, $158 million of proceeds from mortgage debt of the Lodge at Sonoma, a Renaissance Resort & Spa ($20 million), the Marriott Griffin Gate Resort ($31 million), the Salt Lake City Marriott Downtown ($39 million), the Courtyard Manhattan/Fifth Avenue ($23 million) and the Courtyard Manhattan/Midtown East ($45 million). The cash provided by financing activities for the period from May 6, 2004 to December 31, 2004 was offset by $1.4 million of financing costs paid during the period and $0.1 million cash paid for interest rate caps.

The following table summarizes our significant financing activities since the beginning of 2005:

Transaction Date	Description of Transaction	Amount
January 13, 2005	Proceeds from Torrance Marriott mortgage	$44.0 million
June 1, 2005	Proceeds from initial public offering, net of offering costs	288.6 million
June 2, 2005	Repayment of Torrance Marriott mortgage, net	(36.9 million)
June 16, 2005	Repayment of The Lodge at Sonoma mortgage	(20.0 million)
June 23, 2005	Proceeds from LAX and Worthington mortgages	140.0 million
June 28, 2005	Payment of second quarter dividends	(1.8 million)
July 29, 2005	Proceeds from Frenchman’s Reef mortgage	62.5 million
July 29, 2005	Draw under senior secured credit facility	5.0 million
September 26, 2005	Draw under senior secured credit facility, net of $2 million repayment	9.0 million
September 27, 2005	Payment of third quarter dividends	(8.9 million)
September 30, 2005	Repayment of senior secured credit facility	(2.0 million)
January 25, 2006	Draw under senior secured credit facility	11.0 million
January 27, 2006	Payment of fourth quarter dividends	(8.9 million)
February 28, 2006	Draw under senior secured credit facility	5.0 million

Dividend Policy

Generally, we intend to continue to distribute to our stockholders each year on a regular quarterly basis sufficient amounts of our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•       90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•       90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•       any excess non-cash income.

During the second fiscal quarter of 2005 our board of directors declared a cash dividend of $0.0326 per share of our common stock. The dividend was paid on June 28, 2005 to stockholders of record as of June 17, 2005. During the third fiscal quarter of 2005 our board of directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on September 27, 2005 to stockholders of record as of September 9, 2005. During the fourth fiscal quarter of 2005 our board of directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on January 17, 2006 to stockholders on record as of December 30, 2005.

On February 28, 2006 our board of directors declared an increase in the quarterly dividend for the first quarter of 2006. On April 11, 2006, a cash dividend of $0.18 per share will be paid to stockholders of record as of March 24, 2006.

Capital Expenditures

The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of December 31, 2005, we had set aside $23.1 million for capital projects in property improvement funds ($20.7 million) and lender held restricted cash ($2.4 million). Funds held in property improvement funds for one hotel are not permitted to be applied to any other property.

We have a number of significant capital projects currently planned or underway and we expect to spend approximately $84 million on such projects in 2006. For a breakdown of the cost of such projects, please see “Our Properties.”  A description of the significant 2005 actual and 2006 budgeted capital projects is as follows:

•       We substantially completed the renovation of the Courtyard Manhattan/Fifth Avenue during the year ended December 31, 2005. The project consisted of the renovation of the hotel guestrooms and public space.

•       We substantially completed the renovation of the Marriott Griffin Gate Resort during the year ended December 31, 2005. The project consisted of the renovation of the hotel ballroom, corridors and public space.

•       We completed a renovation of the Frenchman’s Reef & Morning Star Marriott Beach Resort during 2005. The project consisted of the replacement of case goods in a portion of the guestrooms. The renovation was funded from existing cash in the hotel’s property improvement fund.

•       We completed the renovation of the Los Angeles Airport Marriott in early 2006. The project consisted of the renovation of the hotel ballroom, conversion of a food outlet to a junior ballroom and renovation of the hotel bar. The renovation was funded from existing cash in the hotel’s property improvement fund.

•       We will accelerate the timing of a major room renovation at the Los Angeles Airport Marriott from 2007 to 2006. The project will consist of the renovation of the hotel guestrooms and bathrooms. Marriott International has agreed to fund $1.5 million of the cost of this renovation.

•       We are currently completing the major renovation and repositioning of the Torrance Marriott. The renovation is currently scheduled to be completed during the first half of 2006. The project consists of the renovation of the hotel guestroom soft goods and bathrooms, renovation of the hotel’s main ballroom and meeting rooms, renovation of the hotel lobby and conversion of a food and beverage outlet to meeting space. In early 2006 we completed the renovation of the hotel guestroom soft goods and bathrooms and renovation of the hotel’s main ballroom and meeting rooms. The renovation of the hotel lobby and conversion of a food and beverage outlet to meeting space will take place during the second quarter of 2006.

•       We are currently completing the renovation of the Bethesda Marriott Suites. The project consists of the renovation of the hotel guest suites.

•       We are currently completing the renovation of the Courtyard Manhattan/Midtown East which is expected to be completed by the end of the first quarter of 2006. The project consists of the renovation of the hotel guestrooms, renovation of the hotel lobby, renovation of the hotel restaurant and meeting space.

•       We have committed to significantly renovate the Oak Brook Hills Marriott Resort during 2006.  We have accelerated the timing of a major portion of the room renovation from 2007 to 2006. The renovation will include the hotel guestrooms and bathrooms, the hotel main ballroom and meeting rooms and the hotel lobby.

•       We are doing a major renovation of the Orlando Airport Marriott during 2006, including a renovation of the rooms, bathrooms and public spaces.

In addition, we are currently evaluating significant renovation projects at the Frenchman’s Reef & Morning Star Marriott Beach Resort and the Vail Marriott Mountain Resort & Spa. In particular, at the

Vail Marriott Mountain Resort & Spa, we are evaluating a major renovation of the ballrooms and at Frenchman’s Reef & Morning Star Marriott Beach Resort we are evaluating a renovation of certain guestrooms and balconies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

We use the following two non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) EBITDA and (2) FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP.

EBITDA represents net income (loss) excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. In addition, covenants included in our indebtedness use EBITDA as a measure of financial compliance. We also use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Net loss	$(7,335,940)	$(2,117,625)
Interest expense	17,367,079	773,101
Income tax benefit	(1,353,261)	(1,582,113)
Depreciation and amortization	27,590,234	1,053,283
EBITDA	$36,268,112	$(1,873,354)

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

	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Net loss	$(7,335,940)	$(2,117,625)
Real estate related depreciation and amortization	27,590,234	1,053,283
FFO	$20,254,294	$(1,064,342)

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

Investment in Hotels. Investments in hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment are recorded at fair value based on analyses, including current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment based on analysis performed by management and appraisals received from independent third parties. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized.

Revenue Recognition. Hotel revenues, including room, golf, food and beverage, and other hotel revenues, are recognized as the related services are provided.

Stock-based Compensation. We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. For share grants, total compensation expense is based on the price of our common stock at the grant date. Compensation expense is recorded ratable over the vesting period, if any.

Accounting for Key Money. Marriott has contributed to us certain amounts, which we refer to as Key Money, in exchange for the right to manage certain of our hotels. We defer Key Money received from a hotel manager in conjunction with entering into a long-term hotel management agreement and amortize the amount received against management fees over the term of the management agreement.

Accounting for Yield Support. Marriott has provided us with operating cash flow guarantees for certain hotels will fund shortfalls of actual hotel operating income, which is net of management fees, compared to a negotiated target net operating income. We refer to these guarantees as “Yield Support”, or an adjustment to the base management fee otherwise payable. Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

The operations of hotels historically have been seasonal depending on location, and accordingly, we expect some seasonality in our business. Historically, we have experienced approximately two-thirds of our annual income in the second and fourth quarters.

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We plan on adopting SFAS 123R on January 1, 2006 and the adoption of SFAS 123R is not expected to have a material impact on our results of operations, financial position or cash flows.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. We adopted the provisions of FIN 47 as of December 31, 2005. FIN 47 did not have a material impact on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which supersedes APB Opinion No. 20, Accounting Changes (“APB 20”), and Statement of

Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements, changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. SFAS 154 also carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. APB 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Contractual Obligations

The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of our operating partnership as of December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Long-Term Debt Obligations	$428,395	$3,244	$42,060	$76,023	$307,068
Operating Lease Obligations—Ground Leasesand Office Space	608,971	1,648	3,529	3,646	600,148
Total	$1,037,366	$4,892	$45,589	$79,669	$907,216

Item 7a.               Quantitative and Qualitative Disclosures About Market Risk and Risk Factors

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed to in the future, is interest rate risk. Some of our outstanding debt has a variable interest rate. We use interest rate caps to manage our interest rate risks relating to our variable rate mortgage debt. Our total outstanding debt at December 31, 2005 was approximately $428.4 million, of which approximately $35 million, or 8.2%, was variable rate debt. If market rates of interest on our variable rate debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $350,000 annually. On the other hand, if market rates of interest on our variable rate debt were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $350,000. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $24.2 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $24.2 million. As of December 31, 2005, the fair value of the $393.4 million of fixed-rate debt was approximately $388.7 million.

Item 8.                        Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2006 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report).

Item 10.                 Directors and Executive Officers of the Registrant

Information on our directors and executive officers is incorporated by reference to our 2006 proxy statement.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2006 proxy statement.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2006 proxy statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

1.                 Financial Statements

Included herein at pages F-1 through F-27.

2.                 Financial Statement Schedules

The following financial statement schedule is included herein at pages F-28 through F-29:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.                 Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit
3.1

Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.2

Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.3

Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March [ ], 2006)

4.1

Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.1

Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.2

Registration Rights Agreement among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Friedman, Billings, Ramsey & Co., Inc. and certain holders of the common stock of DiamondRock Hospitality Company, dated as of July 7, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.3	Form of Hotel Management Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.4	Form of TRS Lease (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.5	2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no 333-123065))
10.7	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.8	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.9	Form of Deferred Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123809)
10.10

Form of Indemnification Agreement between DiamondRock Hospitality Company and its directors and officers (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.11

Employment Agreement between DiamondRock Hospitality Company and William W. McCarten, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no 333-123065))

10.12

Employment Agreement between DiamondRock Hospitality Company and John L. Williams, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.13

Employment Agreement between DiamondRock Hospitality Company and Mark W. Brugger, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.14

Employment Agreement between DiamondRock Hospitality Company and Michael D. Schecter, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.15

Employment Agreement between DiamondRock Hospitality Company and Sean M. Mahoney, dated as of June 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.16

Amended and Restated Restricted Stock Award Agreement between DiamondRock Hospitality Company and William W. McCarten, dated as of March 18, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.17

Amended and Restated Restricted Stock Award Agreement between DiamondRock Hospitality Company and John L. Williams, dated as of March 18, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.18

Amended and Restated Restricted Stock Award Agreement between DiamondRock Hospitality Company and Mark W. Brugger, dated as of March 18, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.19

Amended and Restated Restricted Stock Award Agreement between DiamondRock Hospitality Company and Michael D. Schecter, dated as of March 18, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.20

Amended and Restated Restricted Stock Award Agreement between DiamondRock Hospitality Company and Sean M. Mahoney, dated as of March 18, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.21

Information Acquisition Agreement between DiamondRock Hospitality Company and Marriott International, Inc., dated as of July 6, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.22

Amended and Restated Purchase Agreement by and among DiamondRock Frenchman’s Holdings, LLC, Capital Hotel Investments Financing I, LLC, BCM/CHI Cayman Islands, Inc. and BCM/CHI Frenchman’s Reef, Inc., dated June 23, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 29, 2005)

10.23

Purchase and Sale Agreement, by and among BCM/CHI Lax Owner, LLC and BCM/CHI LAX Tenant, Inc., and DiamondRock Hospitality Company dated May 3, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.24

Purchase and Sale Agreement, by and among BCM/CHI Alpharetta Owner, LLC and BCM/CHI Alpharetta Tenant, Inc., and DiamondRock Hospitality Company dated May 3, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.25

Purchase and Sale Agreement, by and among BCM/CHI Worthington Owner, L.P. and BCM/CHI Worthington Tenant, Inc., and DiamondRock Hospitality Company dated May 3, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.26

Purchase and Sale Agreement, by and between VAMHC, Inc. and DiamondRock Hospitality Limited Partnership dated May 3, 2005 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.27

Amendment to Purchase and Sales Agreements, dated May 6, 2005, by and among DiamondRock Hospitality Company and BCM/CHI Cayman Islands, Inc., BCM/CHI Frenchman’s Reef, Inc., BCM/CHI Lax Owner, LLC and BCM/CHI LAX Tenant, Inc., BCM/CHI Alpharetta Owner, LLC and BCM/CHI Alpharetta Tenant, Inc., BCM/CHI Worthington Owner, L.P. and BCM/CHI Worthington Tenant, Inc. (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.28

Credit Agreement dated as of July 8, 2005 by and among DiamondRock Hospitality Limited Partnership, a limited partnership formed under the laws of the State of Delaware, as Borrower, DiamondRock Hospitality Company, a corporation formed under the laws of the State of Maryland , each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 13.5.(d), Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Tri-Lead Arrangers and as Tri-Bookrunners, and each of Citicorp North America, Inc. and Bank of America, N.A., as Syndication Agents and as Documentation Agents (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005)

10.29

Deferred Stock Award Agreement by and between DiamondRock Hospitality Company and William W. McCarten, dated June 1, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005)

10.30

Deferred Stock Award Agreement by and between DiamondRock Hospitality Company and John L. Williams, dated June 1, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005)

10.31

Deferred Stock Award Agreement by and between DiamondRock Hospitality Company and Mark W. Brugger, dated June 1, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005)

10.32

Deferred Stock Award Agreement by and between DiamondRock Hospitality Company and Michael D. Schecter, dated June 1, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005)

10.33

Deferred Stock Award Agreement by and between DiamondRock Hospitality Company and Sean M. Mahoney, dated June 1, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2005)

10.34

Hotel Purchase and Sale Agreement, by and between DiamondRock Orlando Airport, LLC and Teacher’s Retirement System of the State of Illinois, dated October 11, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

10.35

First Amendment to Hotel Purchase and Sale Agreement, by and between DiamondRock Orlando Airport, LLC and Teacher’s Retirement System of the State of Illinois, dated November 23, 2005 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2005)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDROCK HOSPITALITY COMPANY

March 6, 2006	By:	/s/ MICHAEL D. SCHECTER
	Name:	Michael D. Schecter
	Title:	General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM W. MCCARTEN
Name:	William W. McCarten
Title:	Chairman of the Board and Chief Executive Officer
By:	/s/ JOHN L. WILLIAMS
Name:	John L. Williams
Title:	President and Chief Operating Officer and Director
By:	/s/ MARK W. BRUGGER
Name:	Mark W. Brugger
Title:	Executive Vice President, Chief Financial Officer and Treasurer
By:	/s/ MICHAEL D. SCHECTER
Name:	Michael D. Schecter
Title:	General Counsel and Corporate Secretary
By:	/s/ SEAN M. MAHONEY
Name:	Sean M. Mahoney
Title:	Chief Accounting Officer and Corporate Controller
By:	/s/ DANIEL J. ALTOBELLO
Name:	Daniel J. Altobello
Title:	Director
By:	/s/ W. ROBERT GRAFTON
Name:	W. Robert Grafton
Title:	Lead Director
By:	/s/ MAUREEN L. MCAVEY
Name:	Maureen L. McAvey
Title:	Director
By:	/s/ GILBERT T. RAY
Name:	Gilbert T. Ray
Title:	Director

DIAMONDROCK HOSPITALITY COMPANY

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets for DiamondRock Hospitality Company as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for DiamondRock Hospitality Company for the year ended December 31, 2005 and the period from May 6, 2004 (Inception) to December 31, 2004	F-4
Consolidated Statement of Shareholders’ Equity for DiamondRock Hospitality Company for the year ended December 31, 2005 and period from May 6, 2004 (Inception) to December 31, 2004	F-5
Consolidated Statements of Cash Flows for DiamondRock Hospitality Company for the year ended December 31, 2005 and the period from May 6, 2004 (Inception) to December 31, 2004	F-6
Notes to Financial Statements.	F-7
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2005	F-28

Report of Independent Registered Public Accounting Firm

The Board of Directors
DiamondRock Hospitality Company:

We have audited the accompanying consolidated financial statements of DiamondRock Hospitality Company and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from May 6, 2004 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia
March 8, 2006

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Property and equipment, at cost	$899,309,856	$286,727,306
Less: accumulated depreciation	(28,747,457)	(1,084,867)
	870,562,399	285,642,439
Restricted cash	23,109,153	17,482,515
Due from hotel managers	38,964,986	2,626,262
Favorable lease asset, net	10,601,577	—
Purchase deposits and pre-acquisition costs	—	3,272,219
Prepaid and other assets	10,495,765	4,340,259
Cash and cash equivalents	9,431,741	76,983,107
Deferred financing costs, net	2,846,661	1,344,378
Total assets	$966,012,282	$391,691,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, at face amount	$428,394,735	$177,827,573
Debt premium	2,782,322	2,944,237
Total debt	431,177,057	180,771,810
Deferred income related to Key Money, net	10,311,322	2,490,385
Unfavorable lease liability, net	5,384,431	5,776,946
Due to hotel managers	22,790,896	3,985,795
Dividends declared and unpaid	8,896,101	—
Accounts payable and accrued expenses	24,064,047	3,078,825
Total other liabilities	71,446,797	15,331,951
Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 50,819,864 and 21,020,100 shares issued and outstanding at December 31, 2005 and 2004, respectively	508,199	210,201
Additional paid-in capital	491,951,223	197,494,842
Accumulated deficit	(29,070,994)	(2,117,625)
Total shareholders’ equity	463,388,428	195,587,418
Total liabilities and shareholders’ equity	$966,012,282	$391,691,179

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Period from May 6, 2004 (Inception) to December 31, 2004
Revenues:
Rooms	$151,755,924	$5,137,370
Food and beverage	63,261,282	1,507,960
Other	14,433,057	428,534
Total revenues	229,450,263	7,073,864
Operating Expenses:
Rooms	37,432,635	1,455,380
Food and beverage	47,281,237	1,266,827
Management fees	8,107,902	260,724
Other hotel expenses	88,447,484	3,183,959
Depreciation and amortization	27,590,234	1,053,283
Corporate expenses	13,461,528	4,114,165
Total operating expenses	222,321,020	11,334,338
Operating income (loss)	7,129,243	(4,260,474)
Interest income	(1,548,635)	(1,333,837)
Interest expense	17,367,079	773,101
Total other expenses (income)	15,818,444	(560,736)
Loss before income taxes	(8,689,201)	(3,699,738)
Income tax benefit	1,353,261	1,582,113
Net loss	$(7,335,940)	$(2,117,625)
Loss per share:
Basic and diluted	$(0.19)	$(0.12)
Weighted-average number of common shares outstanding:
Basic and diluted	39,145,789	18,162,916

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2005 and Period from May 6, 2004 (Inception) to December 31, 2004

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Formation transactions on May 6, 2004	100	$1	$999	$—	$1,000
Sale of common shares in private placement offering, less placement fees and expenses of $12,624,452	21,000,000	210,000	197,165,548	—	197,375,548
Issuance costs incurred related to private placement	—	—	(1,028,588)	—	(1,028,588)
Issuance and amortization of stock grants	20,000	200	1,356,883	—	1,357,083
Net loss	—	—	—	(2,117,625)	(2,117,625)
Balance at December 31, 2004	21,020,100	210,201	197,494,842	(2,117,625)	195,587,418
Sale of common shares in initial public offering, less placement fees and expenses of $3,353,504	29,785,764	297,858	288,148,423	—	288,446,281
Dividends	—	—	—	(19,617,429)	(19,617,429)
Issuance and amortization of stock grants	14,000	140	6,307,958	—	6,308,098
Net loss	—	—	—	(7,335,940)	(7,335,940)
Balance at December 31, 2005	50,819,864	$508,199	$491,951,223	$(29,070,994)	$463,388,428

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Period from May 6, 2004 (Inception) to December 31, 2004
Cash flows from operating activities:
Net loss	$(7,335,940)	$(2,117,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,590,234	1,053,283
Amortization of deferred financing costs as interest	1,343,899	28,615
Non-cash straight-line ground rent	7,120,368	—
Market value adjustment to interest rate caps	(7,837)	25,655
Amortization of debt premium and unfavorable lease liability	(302,179)	(10,814)
Amortization of deferred income and corporate depreciation	(115,118)	21,969
Stock-based compensation	6,308,098	1,357,083
Deferred income tax benefit	(2,104,371)	(1,521,213)
Changes in assets and liabilities:
Prepaid expenses and other assets	(832,736)	(581,477)
Due to/from hotel managers	(15,915,027)	(2,626,262)
Accounts payable and accrued expenses	4,076,637	3,545,232
Net cash provided by (used in) operating activities	19,826,028	(825,554)
Cash flows from investing activities:
Hotel acquisitions	(611,604,489)	(273,827,972)
Receipt of deferred Key Money	8,008,750	2,500,000
Hotel capital expenditures	(18,007,635)	—
Change in restricted cash	1,726,776	(480,515)
Purchase deposits and pre-acquisition costs	—	(3,272,219)
Net cash used in investing activities	(619,876,598)	(275,080,706)
Cash flows from financing activities:
Proceeds from debt	317,500,000	158,000,000
Repayments of mortgage debt	(56,948,685)	—
Scheduled mortgage debt principal payments	(2,932,838)	—
Payment of financing costs	(2,846,182)	(1,372,993)
Cash paid for interest rate caps	—	(85,600)
Proceeds from sale of common stock	291,799,785	197,376,548
Payment of costs related to sale of common stock	(3,353,504)	(1,028,588)
Payment of dividends	(10,719,372)	—
Net cash provided by financing activities	532,499,204	352,889,367
Net (decrease) increase in cash and cash equivalents	(67,551,366)	76,983,107
Cash and cash equivalents, beginning of period	76,983,107	—
Cash and cash equivalents, end of period	$9,431,741	$76,983,107
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,601,243	$350,979
Cash paid for income taxes	$1,005,629	$—
Non-cash Investing and Financing Activities:
Repayment of mortgage debt with restricted cash held in escrow	$7,051,315	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004

1. Organization

DiamondRock Hospitality Company (the “Company”) is a self-advised real estate investment company. The Company is committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. The Company differentiates ourselves because:

•       We are a disciplined acquirer of hotels.

•       We create value through aggressive asset management.

•       We are committed to a conservative capital structure.

•       We have an experienced management team.

As of December 31, 2005, we owned fifteen hotels, comprising 6,119 rooms, located in the following markets: Atlanta, Georgia (2), Fort Worth, Texas, Lexington, Kentucky, Los Angeles (2 hotels), New York City (2 hotels), Northern California, Oak Brook, Illinois, Orlando, Florida, Salt Lake City, Washington D.C., St. Thomas, U.S. Virgin Islands and Vail, Colorado.

The Company completed its initial public offering on June 1, 2005, issuing 29,785,764 shares of common stock (including the underwriters’ purchase of the over-allotment option for 3,698,764 shares) at a price of $10.50 per share, resulting in net proceeds, before deducting offering expenses, of approximately $291.8 million.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements include all of the accounts of the Company and its subsidiaries in accordance with United States generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents and accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of cash and cash equivalents and accounts payable and accrued expenses reasonably approximate fair value. See Note 13 for disclosures on fair values of debt and interest rate caps.

Property and Equipment

Investments in hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation will be removed from the Company’s accounts and any resulting gain or loss will be included in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings, land improvements, and building improvements and one to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized.

The Company will classify a hotel as held for sale in the period that the Company has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation expense. The Company will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheets.

Goodwill

Goodwill represents the excess of the Company’s cost to acquire a business  over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually  or whenever  events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s goodwill is classified within other assets in the accompanying consolidated balance sheets.

Revenue Recognition

Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed in SFAS 109, Accounting for Income Taxes. The deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

The Company has elected, effective January 1, 2005, to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, expects not to be subject to federal income tax after December 31, 2004, provided that the Company distributes all taxable income annually to the Company’s shareholders and complies with certain other requirements. In addition to paying federal and state taxes on any retained income, the Company may be subject to taxes on “built in gains” on sales of certain assets. The Company’s taxable REIT subsidiaries will generally be subject to federal and state income taxes.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted earnings per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period plus other potentially dilutive securities such as restricted stock awards or shares issuable in the event of conversion of operating partnership units. No adjustment is shown for the potentially dilutive effect of 747,000 shares of restricted stock, as the impact is anti-dilutive during periods when the Company incurs a net loss and, accordingly, diluted loss per share is equal to basic loss per share.

Stock-based Compensation

The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. For restricted stock awards, the total compensation expense is equal to the fair value of the award. The compensation expense is recorded over the period in which the restrictions lapse (i.e., vesting period).

Comprehensive Income (Loss)

Comprehensive income includes net income (loss) as currently reported by the Company on the consolidated statement of operations adjusted for other comprehensive income items. The Company does not have any items of comprehensive income (loss) other than the net loss.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. See Note 14.

Restricted Cash

Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

Deferred Financing Costs

Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying statements of operations.

Hotel Working Capital

The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on the Company’s behalf. The liabilities incurred by the hotel managers are comprised of liabilities incurred on behalf of the Company in conjunction with the operation of the hotels which are legal obligations of the Company.

Key Money

Key Money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Deferred Key Money is classified as deferred income in the accompanying consolidated balance sheet and amortized against management fees on the accompanying consolidated statements of operations.

Debt Premiums

Debt premiums are recorded to adjust the stated value of assumed debt to fair value at the acquisition date of a hotel. Debt premiums are amortized over the remaining life of the debt to interest expense on the accompanying consolidated statements of operations.

Derivative Instruments

The Company may be party to interest rate swaps in the future and is currently party to interest rate caps, which are considered derivative instruments. The fair value of the interest rate swaps and interest rate caps are recorded on the Company’s balance sheet and gains or losses from the changes in the market value of the contracts are recorded in other income or expense. See Note 13 for disclosures on fair values of the interest rate caps.

Straight-Line Rent

The Company records rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalents with various high credit-quality financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

Yield Support

Marriott has provided the Company with operating cash flow guarantees for certain hotels and will reimburse an amount of the management fee if actual hotel operating income is less than a negotiated target net operating income. We refer to these guarantees as “Yield Support”, or reimbursement of management fees otherwise payable. Yield Support is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees on the accompanying consolidated statement of operations. There was no Yield Support earned during the year ended December 31, 2005 or the period from May 6, 2004 (Inception) to December 31, 2004.

Recent Accounting Pronouncements

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 (“FIN 47”), clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company adopted the provisions of FIN 47 as of December 31, 2005. FIN 47 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

3. Property and Equipment

Property and equipment as of December 31, 2005 and 2004 consists of the following:

	December 31, 2005	December 31, 2004
Land	$125,466,000	$28,320,000
Land improvements	5,593,922	5,593,922
Buildings	689,789,027	231,300,990
Furniture, fixtures and equipment	73,864,151	21,287,175
Corporate office equipment and construction in progress	4,596,756	225,219
	899,309,856	286,727,306
Less: accumulated depreciation	(28,747,457)	(1,084,867)
	$870,562,399	$285,642,439

4. Capital Stock

Common Shares

The Company is authorized to issue up to 100,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s board of directors out of assets legally available for the payment of dividends.

On July 7, 2004, the Company closed on the sale of 21,000,000 shares of common stock, including 150,000 shares acquired by certain senior executives of the Company, at a price of $10 per share, in a private placement (the “Offering”). The Offering resulted in gross proceeds of $210 million and net proceeds (after deducting placement fees and offering expenses) of approximately $196.3 million. As of December 31, 2004, the Company had 21,020,100 shares of common stock outstanding.

On June 1, 2005, the Company consummated its initial public offering of common stock, selling 29,785,764 shares (including the underwriters’ subsequent purchase of the over-allotment option of 3,698,764 shares) at a price of $10.50 per share. We received net proceeds (after deducting offering expenses) of approximately $288.4 million.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2005 and 2004, respectively, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of the Company’s common stock, at the time of redemption, or, at the option of the Company for shares of the Company’s common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2005 and 2004, respectively, there were no Operating Partnership units held by unaffiliated third parties.

5. Stock Incentive Plan

As of December 31, 2005, the Company has issued or committed to issue 1,170,333 shares of our common stock under our 2004 Stock Option and Incentive Plan, including 747,000 shares of restricted common stock to the Company’s officers and employees, 34,000 shares of common stock issued to the Company’s Directors and a commitment to issue 389,333 shares of deferred common stock. The commitment represents the promise of the Company to issue a number of shares of the Company’s common stock upon the earlier of (i) a sale event or (ii) five years after the date of grant.

As of December 31, 2005, the Company’s officers and employees have been awarded 747,000 shares of restricted common stock. None of the recipients were required to pay for such shares of common stock. Shares issued to our officers’ and employees vest over a three-year period from the date of the grant. The Company recorded compensation expense related to the restricted common stock of officers and employees of $2,420,048 and $1,157,083 during the year ended December 31, 2005 and the period from May 6, 2004 (Inception) to December 31, 2004, respectively.

As of December 31, 2005, the Company’s Directors have been awarded 34,000 shares of common stock. Shares issued to our Directors were fully vested upon issuance. The Company recorded compensation expense related to the common stock of Directors of $151,800 and $200,000 during the year ended December 31, 2005 and the period from May 6, 2004 (Inception) to December 31, 2004, respectively.

At the time of the initial public offering, the Company committed to issue 382,500 shares of deferred common stock to the Company’s senior executive officers. These deferred stock awards are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a sale event or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring the shares until the fifth anniversary of the initial public offering completion date. During 2005, the Company recorded $3,736,250 of stock-based compensation expense related to this deferred common stock award, which is included in corporate expenses in the accompanying statements of operations.  As of December 31, 2005, the Company has a commitment to issue 389,333 shares under this plan. The share commitment increased from 382,500 to 389,333 during the year as a result of all dividends being reinvested into our common stock at the dividend payment dates closing price of our common stock.

In total, for the year ended December 31, 2005, and the period from May 6, 2004 (Inception) to December 31, 2004, the Company recorded $6,308,098 and $1,357,083, respectively, of stock-based compensation expense related to these awards which is included in corporate expenses in the accompanying statements of operations.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share:

	Year Ended December 31, 2005	Period from May 6, 2004 (Inception) to December 31, 2004
Basic Earnings per Share Calculation:
Numerator:
Net loss	$(7,335,940)	$(2,117,625)
Dividends on unvested restricted common stock	(280,222)	—
Net loss after dividends on unvested restricted common stock	$(7,616,162)	$(2,117,625)
Weighted-average number of common shares outstanding—basic	39,145,789	18,162,916
Basic loss per share	$(0.19)	$(0.12)
Diluted Earnings per Share Calculation:
Numerator:
Net loss	$(7,335,940)	$(2,117,625)
Dividends on unvested restricted common stock	(280,222)	—
Net loss after dividends on unvested restricted common stock	$(7,616,162)	$(2,117,625)
Weighted-average number of common shares outstanding—basic	39,145,789	18,162,916
Unvested restricted common stock	—	—
Weighted-average number of common shares outstanding—diluted	39,145,789	18,162,916
Diluted loss per share	$(0.19)	$(0.12)

7. Debt

The Company has incurred property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. The mortgage debt is recourse solely to specific assets, except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2005, nine of our fifteen hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios as well as restrictions to incur additional debt without lender consent.

The following table sets forth information regarding the Company’s debt as of December 31, 2005:

Property	Principal Balance	Prepayment Penalties	Interest Rate	Maturity Date	Amortization Provisions
Bethesda Marriott Suites	$19,305,400	Yes(1)	7.69%	2/23	25 years
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500,000	No(2)	5.44%	8/15	30 years(3)
Griffin Gate Marriott Resort	30,442,250	Yes(4)	5.11%	1/10	25 years
Los Angeles Airport Marriott	82,600,000	No(2)	5.30%	7/15	Interest Only
Courtyard Manhattan/Fifth Avenue	23,000,000	No(5)	LIBOR + 2.70% (7.075% as of December 31, 2005)(6)	1/07(7)	Interest Only
Courtyard Manhattan/Midtown East	44,130,896	No(8)	5.195%	12/09	25 years
Orlando Airport Marriott	59,000,000	No(2)	5.68%	12/15	30 years (9)
Salt Lake City Marriott Downtown	38,016,189	Yes(8)	5.50%	12/14	20 years(10)
Renaissance Worthington	57,400,000	No(2)	5.40%	7/15	30 years(11)
Senior Secured Credit Facility.	12,000,000	No	LIBOR + 1.45 (5.7575% as of December 31, 2005)	7/08	Interest Only
Total	$428,394,735

(1)             The debt may be prepaid. If it is prepaid prior to August 2012, it is subject to a prepayment fee equal to the greater of i) one percent of the outstanding principal amount or ii) a yield maintenance premium determined as set forth in the Deed of Trust.

(2)             Prepayment of the debt on the Los Angeles Airport Marriott, Renaissance Worthington and Orlando Airport Marriott is not permitted until the earlier of (i) two years after securitization (the lender intends to sell all or a portion of the debt through one or more public offerings) or (ii) four years from the closing date. Thereafter, we may pay a defeasance deposit in lieu of a prepayment of the debt. Prepayment in full will be permitted at par on the last three payment dates before the maturity date. For the loan secured by the mortgage on Frenchman’s Reef & Morning Star Marriott Beach Resort, we may release the lien of mortgage through a defeasance deposit at any time after the earlier of (i) two years after securitization or (ii) thirty months after the closing date of the loan.

(3)             The debt has a three-year interest only period. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(4)             We may not prepay the loan without the express written consent of the lender, and we have no right to prepay the debt until October 2009. Notwithstanding the foregoing, if the lender accepts prepayment of the debt prior to October 2009, we must pay a penalty equal to the greater of (i) 1% of the outstanding principal and (ii) the present value, as of the prepayment calculation date, of a series of monthly payments over the remaining term of the loan, each equal to the amount of interest that would be due on the portion of the loan being prepaid, assuming an annual interest rate of 5.11% over the discounted reinvestment yield, as such term is defined in the agreement.

(5)             The debt may be prepaid at par.

(6)             We have entered into an interest rate cap agreement on this debt. Breakage fees may be payable if the debt is repaid.

(7)             The debt allows for three one-year extensions provided that certain conditions are met.

(8)             The debt may not be prepaid until three months prior to the maturity date of the mortgage loan (the “Prepayment Release Date”). For Salt Lake City Marriott Downtown, we may prepay the loan on or after the Prepayment Release Date without payment of fees. However, we must pay to the lender, simultaneously with such prepayment, the interest that would have accrued on the outstanding principal balance of the loan at the regular interest rate through the end of the interest period in which such prepayment occurs.

(9)             The debt has a five-year interest only period. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(10)       There is an accelerated amortization provision based on a predetermined formula of available cash flow.

(11)       The debt has a four-year interest only period. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

On July 8, 2005, the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility. The senior secured credit facility is guaranteed by substantially all of our material subsidiaries and is secured by first mortgages on certain of our qualifying properties, which make up the “borrowing base.” The Torrance Marriott and the Vail Marriott Mountain Resort & Spa are the two hotel properties currently comprising the borrowing base. We may add hotels to the borrowing base if certain conditions in the credit facility are met.

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

In addition to the interest payable on amounts outstanding under the credit facility, we are required to pay an annual amount equal to 0.35% of the unused portion of the credit facility. The Company incurred interest and unused credit facility fees of $254,237 during the year ended December 31, 2005.

The Company has $12 million drawn on the senior secured credit facility as of December 31, 2005. In addition , the Company provided the Orlando Airport Marriott mortgage lender with an $11.4 million letter of credit secured by the Company’s senior secured credit facility as security for certain capital improvements of the Orlando Airport Marriott required under the mortgage debt. During January and February 2006, the Company drew an additional $16 million under the senior secured credit facility.

In connection with our acquisition of the Los Angeles Airport Marriott and the Renaissance Worthington, we incurred debt secured by property specific mortgages that aggregate $140.0 million. These borrowings consist of an $82.6 million mortgage on the Los Angeles Airport Marriott and a $57.4 million mortgage on the Renaissance Worthington. Each loan is secured by a first mortgage lien on the applicable hotel. Interest on each of the mortgages is fixed at a rate equal to 5.30%, in the case of the Los Angeles Airport Marriott mortgage debt, and at 5.40%, in the case of the Renaissance Worthington mortgage debt. Until August 11, 2009, with respect to the Renaissance Worthington loan, we will pay only interest. From and after August 11, 2009, with respect to the Renaissance Worthington loan, we will pay interest and principal, with the amount of principal being determined based upon a 30-year amortization schedule. The Los Angeles Airport Marriott loan is interest only for the full term. For each loan, we will be obligated to repay all unpaid principal on July 11, 2015.

On July 29, 2005, the Company entered into debt secured by a mortgage on the Frenchman’s Reef & Morning Star Marriott Resort. The debt has a principal balance of $62.5 million, a term of 10 years, bears interest at 5.44%, and is interest only for the first three years and then amortizes on a 30-year schedule. In conjunction with the closing of the debt, the lender required $2.9 million of the loan proceeds to be set aside into a lender held escrow account to pre-fund certain capital improvements of the Frenchman’s Reef & Morning Star Marriott Resort required under the mortgage debt. During the fourth quarter of 2005 the lender reduced the escrow requirement to $1.2 million.

On December 15, 2005, the Company entered into mortgage debt in connection with the acquisition of the Orlando Airport Marriott. The mortgage debt has a principal balance of $59 million, a term of 10 years, bears interest at 5.68 percent, and is interest only for the first five years and then amortizes on a 30-year schedule. In conjunction with the closing of the mortgage debt, the Company provided the lender with an $11.4 million letter of credit secured by the Company’s senior secured credit facility as security for certain capital improvements of the Orlando Airport Marriott required under the mortgage debt.

The Company repaid the $20 million mortgage debt on The Lodge at Sonoma, a Renaissance Resort and Spa on June 16, 2005. The Company recorded a loss of approximately $179,000 related to the repayment. The loss consisted of the write-off of the unamortized deferred financing costs and the early termination penalty and is classified within interest expense on the accompanying statements of operations.

The Company repaid the $44 million mortgage debt on the Torrance Marriott on June 2, 2005 with approximately $37 million of cash and the application of $7 million restricted cash held in escrow. The Company recorded a loss of approximately $526,000 related to the repayment which consisted of the write-off of the unamortized deferred financing costs. The loss is classified within interest expense on the accompanying statements of operations.

The aggregate debt maturities as of December 31, 2005 are as follows:

2006	$3,243,603
2007	26,436,201
2008	15,624,265
2009	44,579,048
2010	31,443,682
Thereafter	307,067,936
$428,394,735

8. Acquisitions

2004 Acquisitions

On October 27, 2004 the Company acquired The Lodge at Sonoma, a Renaissance Resort & Spa, a 182-room hotel located in Sonoma, California from Marriott for approximately $32.3 million, (including working capital). The acquisition’s effective date was September 11, 2004. Hotel earnings for the period from September 11, 2004 to October 26, 2004 were accounted for as a reduction of the purchase price for accounting purposes. The hotel is currently managed by a subsidiary of Marriott under a new management agreement.

On November 19, 2004, the Company acquired the Courtyard by Marriott Midtown East, a 307-room hotel located in Midtown Manhattan, New York for approximately $78.9 million (including working capital). Marriott entered into an Assignment and Assumption of Purchase and Sale Agreement with the Company whereby the Company assumed Marriott’s rights, title and interest in Marriott’s Purchase and Sale Agreement with a third party for the acquisition of the hotel. The hotel is currently managed by a subsidiary of Marriott under a new management agreement. Marriott provided the Company with $2.5 million (“Key Money”) to enter into the management agreement. The Key Money was deferred and will be recognized over the term of the management agreement.

On December 15, 2004, the Company acquired the Salt Lake City Marriott Downtown, a 510-room hotel located in Salt Lake City, Utah for total consideration of approximately $53.3 million (including working capital). The Company leases the land underlying the Salt Lake City Marriott Downtown pursuant to a ground lease that provides for ground lease payments that are calculated based on a percentage of gross revenues. The Company reviewed the terms of the ground lease and the terms of the hotel management agreement in conjunction with the hotel purchase accounting and concluded that the ground lease and management agreement terms were consistent with current market terms. The hotel is currently managed by a subsidiary of Marriott.

On December 15, 2004, the Company acquired the Bethesda Marriott Suites, a 274-suite hotel located in Bethesda, Maryland for total consideration of approximately $41.9 million (including working capital). The Company leases the land underlying the Bethesda Marriott Suites pursuant to a ground lease that provides for ground lease rental payments that are stipulated in the ground lease and increase 5.5 percent per annum over the remaining eighty-three year term of the lease. The Company concluded that the ground lease terms are above current market and recorded a $5.8 million unfavorable lease provision at the acquisition date. The hotel is currently managed by a subsidiary of Marriott under a new management agreement. The Company reviewed the terms of the hotel’s mortgage debt in conjunction with the purchase accounting. The Company concluded that the current mortgage terms were above current market and, accordingly, the Company recorded a $3.0 million debt premium to record the debt at fair value as of the acquisition date.

On December 20, 2004, the Company acquired the Hotel 5A, formerly the Clarion Fifth Avenue, a 189-room hotel located in Midtown Manhattan, New York for total consideration of approximately $39.7 million (including working capital). The hotel was converted to a Courtyard by Marriott in early 2005 and is currently operated by a subsidiary of Marriott and is currently known as the Courtyard Manhattan / Fifth Avenue. The Company leases the land underlying the Courtyard Manhattan / Fifth Avenue pursuant to a ground lease that provides for ground lease rental payments that are stipulated in the ground lease and increase in pre-established amounts over the remaining eighty year term of the lease. The Company reviewed the terms of the ground lease in conjunction with the hotel purchase accounting and concluded that the ground lease terms were consistent with current market terms. In the first quarter of 2005, Marriott paid the TRS of the Company $1.0 million, which was an incentive to enter into the management agreement. The Key Money was deferred and will be recognized over the term of the management agreement.

On December 22, 2004, the Company acquired the Marriott Griffin Gate Resort, a 408-room hotel located in Lexington, Kentucky for total consideration of approximately $49.8 million (including working capital). The acquisition’s effective date was September 11, 2004. Hotel earnings for the period from September 11, 2004 to December 22, 2004 were accounted for as a reduction of the purchase price for accounting purposes. The hotel is managed by a subsidiary of Marriott under a new management agreement.

2005 Acquisitions

On January 5, 2005, the Company acquired the Torrance Marriott, a 487-room hotel located in Torrance, California, for total consideration of approximately $72 million (including working capital and $10 million pre-funded for future capital expenditures). The hotel is currently managed by a subsidiary of Marriott. In early 2005, Marriott paid the Company’s taxable REIT subsidiary $3.0 million of Key Money in exchange for the right to manage the hotel pursuant to the management agreement. The Key Money was deferred and will be recognized over the term of the management agreement. The Company entered into $44 million of mortgage debt on the Torrance Marriott which was repaid on June 2, 2005.

On June 23, 2005, the Company acquired a portfolio of four hotels (Renaissance Worthington, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Los Angeles Airport Marriott) from affiliates of Capital Hotel Investments, LLC (“CHI”) for approximately $314.9 million (including working capital). In connection with the purchase, the Company assumed the existing Marriott management agreements, which all expire in 2031 and provide for two 10-year extensions at Marriott’s option. These agreements provide for a base management fee of 3% of the applicable hotel’s gross revenues, and an incentive management fee of 25% of available cash flow (after payment of a 10.75% priority return on the prior owner’s investment), which is not subordinated to debt service. The terms of the assumed management contract were consistent with current market terms. In conjunction with this acquisition, the Company entered into an $82.6 million mortgage loan on the Los Angeles Airport Marriott and a $57.4 million mortgage loan on the Renaissance Worthington.

On June 24, 2005, the Company acquired the Vail Marriott Mountain Resort & Spa from Vail Resorts, Inc. for approximately $64.9 million (including working capital). A subsidiary of Vail Resorts, Inc. currently manages the hotel under a management agreement that commenced on the date of acquisition. The management agreement expires in 2020. The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of (i) 20%, if the hotel achieves operating profits above an 11% return on our invested capital or (ii) 25%, if the hotel achieves operating profits above a 15% return of invested capital, as defined.

On July 22, 2005, the Company acquired the SpringHill Suites Atlanta Buckhead for approximately $34.1 million (including working capital). A subsidiary of Marriott International, Inc. manages the hotel under a management agreement that commenced on the date of acquisition. Marriott paid the Company’s taxable REIT subsidiary $0.5 million of Key Money as an incentive to enter into the management agreement. The Key Money was deferred and will be recognized over the term of the management agreement. The management agreement expires in 2035 and has two 10 year renewal options. The agreement provides for a base management fee that will range between 5% - 6.5% of the hotel’s gross revenues, and an incentive management fee of 25% of hotel operating profits above a 12% return on our invested capital. In addition, Marriott provided the Company with a cash flow guaranty for each of fiscal years 2006 and 2007 operating cash flow. The guarantee provides that Marriott will reduce its base management fee should the actual hotel operating income be less than a prescribed amount during fiscal years 2006 and 2007. The annual guarantee obligation of Marriott is capped at $0.1 million for each of 2006 and 2007, respectively.

On July 29, 2005, the Company acquired the Oak Brook Hills Resort & Conference Center for approximately $65.7 million (including working capital). The hotel was converted to the Oak Brook Hills Marriott Resort on July 29, 2005 and is managed by a subsidiary of Marriott International, Inc. under a management agreement that commenced on the date of acquisition. The Company leases the land underlying the golf course adjacent to the Oak Brook Hills Marriott Resort pursuant to a ground lease that provides for ground lease payments of $1 per year through the date of the first extension option in 2025, at which time, if extended, the lease payments will be adjusted to market. The Company reviewed the terms of the ground lease in conjunction with the hotel purchase accounting and concluded that the terms of the ground lease were below current market and recorded a $10.8 million favorable lease asset at the acquisition date. Marriott paid the Company’s taxable REIT subsidiary $2.5 million of Key Money in exchange for the right to manage the hotel pursuant to the management agreement. The Key Money was deferred and will be recognized over the term of the management agreement. The management agreement expires in 2035. The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% of hotel operating profits above a 10.75% return on our invested capital. In addition, Marriott provided the Company with a cash flow guarantee for the fiscal years 2006 and 2007 operating cash flow. The guarantee provides that Marriott will fund the deficit of actual hotel operating income from a prescribed amount during each of fiscal years 2006 and 2007. The total guarantee obligation of Marriott is capped at $2.5 million.

On December 16, 2005 the Company acquired the Orlando Airport Marriott for approximately $71.6 million (including working capital). A subsidiary of Marriott currently manages the hotel under a management agreement that commenced on the date of acquisition. Marriott paid the Company’s taxable REIT subsidiary $1.0 million of Key Money as an incentive to enter into the management agreement. The Key Money was deferred and will be recognized over the term of the management agreement. The management agreement expires in 2035. The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% - 25% of hotel operating profits above a 10.75% return on our invested capital. In addition, Marriott provided the Company with a cash flow guaranty for the fiscal year 2006 operating cash flow. The guarantee provides that Marriott will reduce its base management fee should the actual hotel operating income be less than a prescribed amount during fiscal year 2006. The 2006 guarantee obligation of Marriott is capped at $1.0 million.

The acquisitions allocations, which may be adjusted if any of the assumptions underlying the purchase accounting change, of the purchase prices of the hotels to the acquired assets and liabilities are as follows (in thousands):

	CHI Portfolio	Vail	Torrance	Buckhead	Oak Brook	Orlando
Land	$60,936	$5,800	$7,241	$3,900	$9,500	$9,769
Building	231,056	53,037	51,517	28,182	39,128	57,803
Furniture, fixtures and equipment	11,113	5,000	3,409	2,310	4,800	2,916
Total fixed assets	303,105	63,837	62,167	34,392	53,428	70,488
Favorable lease asset	—	—	—	—	10,830	—
FF&E escrow and restricted cash	11,456	—	10,000	—	—	—
Net deferred tax liability	(3,896)
Hotel working capital accrued liabilities and other assets, net	4,201	1,093	(152)	(306)	1,489	1,116
Purchase price	$314,866	$64,930	$72,015	$34,086	$65,747	$71,604

	Sonoma	Courtyard Midtown East	Salt Lake	Courtyard Fifth Avenue	Griffin Gate	Bethesda
Land	$3,951	$16,500	$—	$—	$7,869	$—
Land improvements	5,594	—	—	—	—	—
Building	17,865	54,664	45,292	33,779	33,428	46,271
Furniture, fixtures and equipment	4,846	1,500	3,825	1,000	6,650	3,425
Total fixed assets	32,256	72,664	49,117	34,779	47,947	49,696
Unfavorable lease liability	—	—	—	—	—	(5,780)
Debt premium	—	—	—	—	—	(2,952)
FF&E escrow and restricted cash	800	4,539	3,761	4,331	2,955	830
Hotel working capital and other assets, net	(711)	1,654	467	630	(1,060)	98
Purchase price	$32,345	$78,857	$53,345	$39,740	$49,842	$41,892

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

	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues	$352,181,275	$325,939,880
Net income	8,122,355	5,571,637
Earnings per share—basic and diluted	$0.16	$0.11

On March 1, 2006, the Company signed a purchase agreement to acquire the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments. The acquisition will include the assumption of $220 million of floating-rate debt, which the Company intends to refinance with fixed-rate debt shortly after closing the acquisition. The Company made a $5 million non-refundable deposit upon entering into the purchase agreement. The Company intends to raise equity capital to assist in funding the acquisition, and filed a Form S-11 with the SEC dated March 8, 2006.

9. Dividends

During the second fiscal quarter the Company’s Board of Directors declared a cash dividend of $0.0326 per share of our common stock. The dividend was paid on June 28, 2005 to stockholders of record as of June 17, 2005. During the third fiscal quarter the Company’s Board of Directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on September 27, 2005 to stockholders of record as of September 9, 2005. During the fourth fiscal quarter the Company’s Board of Directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on January 17, 2006 to stockholders of record as of December 30, 2005.

10. Income Taxes

The Company elected for REIT status effective January 1, 2005. As a REIT, the Company generally will not be subject to federal income tax on that portion of its ordinary income or net capital gain that it currently distributes to its stockholders. Bloodstone TRS, Inc., the Company’s taxable REIT subsidiary, will continue to be subject to federal and state income taxes. The Company recorded a charge of $1.4 million to reverse the deferred tax assets that are not realizable by the Company in the first quarter of 2005 as a result of its REIT election. The deferred tax assets related to Bloodstone TRS, Inc. were not reversed. In addition, the Company distributed $2.3 million during 2005 to eliminate 2004 non-REIT earnings and profits, regardless of the Company’s 2005 REIT taxable income.

The Company’s (provision) benefit for income taxes consists of the following:

	Year Ended December 31, 2005	Period from May 6, 2004 (Inception) to December 31, 2004
Current—Federal	$(354,534)	$(616,942)
State	(134,356)	(262,775)
	(488,890)	(879,717)
Deferred—Federal	1,346,775	1,728,840
State	447,919	732,990
Foreign	47,457	—
	1,842,151	2,461,830
Income tax benefit	$1,353,261	$1,582,113

A reconciliation of the statutory Federal tax benefit to our income tax benefit is as follows:

	Year Ended December 31, 2005	Period from May 6, 2004 (Inception) to December 31, 2004
Statutory Federal tax benefit (@35%)	$(2,435,065)	$(1,294,908)
State income tax benefit, net of Federal tax benefit	(378,479)	(306,215)
REIT election deferred tax asset write off	1,404,085	—
Other	56,198	19,010
Income tax benefit	$(1,353,261)	$(1,582,113)

The Company is required to pay franchise taxes in certain jurisdictions. The Company accrued approximately $130,000 of franchise taxes during the year ended December 31, 2005, which are classified as corporate expenses in the accompanying consolidated statements of operations. In addition, the Company is subject to state income taxes which are calculated as if the subsidiary owning the Griffin Gate Marriott was a stand-alone corporation. The Company accrued approximately $138,000 of state income taxes during the year ended December 31, 2005.

Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. The total deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
Deferred income related to Key Money	$4,170,397	$1,080,827
Net operating loss carryforwards	1,059,827	—
Building and FF&E basis difference recorded in purchase accounting	364,519	—
Alternative minimum tax credit carryforwards	354,534	—
Ground leases	—	128,205
Restricted stock	—	179,795
Pre-opening costs	—	1,118,529
Deferred tax asset	5,949,277	2,507,356
Less: Valuation allowance	—	—
Subtotal	5,949,277	2,507,356
Land basis difference recorded in purchase accounting	(4,259,962)	—
Depreciation and amortization	(1,331,856)	(40,831)
Other	—	(4,695)
Deferred tax liabilities	(5,591,818)	(45,526)
Deferred tax asset, net	$357,459	$2,461,830

The Company believes that it will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets.

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary, and is subject to USVI income taxes. The Company is party to a tax agreement with the USVI that reduces the income tax rate to approximately 4%. This arrangement expires on December 31, 2009. If the arrangement is not extended the Company will be subject to an income tax rate of 37.4%. The Company believes that this agreement will be extended.

11. Related Party Transactions

Marriott Investment Sourcing Relationship

As of December 31, 2005, Marriott International Inc. (“Marriott”) owns approximately 8.6% of our common stock. While there is no contractual relationship binding upon the Company and Marriott, the Company considers Marriott to be the Company’s preferred hotel management company.

Management Agreements

The Company is party to hotel management agreements with Marriott for fourteen of the fifteen properties owned as of December 31, 2005. The fifteenth hotel, the Vail Marriott Mountain Resort & Spa, is managed by a subsidiary of Vail Resorts, Inc. The Company acquired the Vail Marriott Mountain Resort & Spa from Vail Resorts, Inc. The managers are responsible for hiring, with the Company retaining veto rights on certain executive level employees, training and supervising the managers and employees required to operate the properties and for purchasing supplies, for which they generally will be reimbursed by the Company. Marriott (through the Vail Marriott Mountain Resort and Spa franchise agreement) will provide centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. The managers will also prepare and implement annual operations budgets that will be subject to certain limited review and approval rights by the Company.

The following table sets forth the effective date, initial term and the number of renewal terms at the option of the manager under the respective management agreements for each of the Company’s acquired hotel properties:

	Date of Agreement	Initial Term	Number of Renewal Terms
The Lodge at Sonoma, a Renaissance Resort and Spa	10/2004	20 years	One ten year period
Courtyard Manhattan / Midtown East	11/2004	30 years	Two ten year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen year periods
Courtyard Manhattan / Fifth Avenue	01/2005	30 years	None
Marriott Griffin Gate Resort	12/2004	20 years	One ten year period
Bethesda Marriott Suites	12/2004	21 years	Two ten year periods
Torrance Marriott	1/2005	40 years	None
Marriott Atlanta Alpharetta	9/2000	30 years	Two ten year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten year periods
Renaissance Worthington	9/2000	30 years	Two ten year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 ½ years	None
SpringHill Suites Atlanta Buckhead	7/2005	30 years	Two ten year periods
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our seven properties.

	Base Management Fee(1)	Incentive Management Fee(2)
Courtyard Manhattan/Midtown East	5%	25%(3)
Torrance Marriott	3%	20%(4)
Salt Lake City Marriott Downtown	3%	Not more than 20%(5)
Marriott Griffin Gate Resort	3%	20%(6)
Bethesda Marriott Suites	3%	50%(7)
Courtyard Manhattan/Fifth Avenue	5% (8)	25%(9)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%	20%(10)
Marriott Atlanta Alpharetta	3%	25%(12)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%	25%(13)
Los Angeles Airport Marriott	3%	25%(14)
Renaissance Worthington	3%	25%(15)
Vail Marriott Mountain Resort & Spa	3%	20%(16)
SpringHill Suites Atlanta Buckhead	5% (11)	25%(17)
Oak Brook Hills Marriott Resort	3%	20% or 30%(18)
Orlando Airport Marriott	3%	20% or 25%(19)

(1)             As a percentage of gross revenues.

(2)             Based on a percentage of hotel operating profits above a negotiated return on our investment capital as more fully described in the following footnotes.

(3)             Calculated as a percentage of operating profits in excess of 10.75% of the sum of (i) $73.7 million and (ii) the amount of certain capital expenditures.

(4)             Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(5)             The incentive management fee is equal to the available cash flow for each fiscal year, subject to a cap of 20% of operating profit for such fiscal year. Commencing with the fiscal year 2002, the operating profit with respect to each fiscal year is reduced by an amount equal to 10.75% of all material capital expenditures funded by the TRS lessee; provided that the material capital expenditures are included in the calculation of the incentive management fee with respect to the fiscal year or fiscal years during which such expenditures occurred (on a pro rata basis).

(6)             Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 10.75% of certain capital expenditures.

(7)             Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods.

(8)             The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2007, the base management fee may increase to 5.5% at the beginning of the next fiscal year if operating profits equal or exceed $4.7 million, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(9)             Calculated as a percentage of operating profits in excess of 12% of the sum of (i) $38.8 million and (ii) the amount of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(10)       Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(11)       The base management fee will be equal to 6% of gross revenues for fiscal years 2008 through 2016 and 6.5% of gross revenues thereafter. In the event that the property’s operating profit is below certain thresholds in 2007 and 2008, the base management fee may be reduced by up to $100,000 per year. In addition, in the event that the hotel’s operating profit is above certain thresholds starting in 2008, the base management fee will be increased to 6.5% and if the hotel’s operating profit is above an additional threshold starting in 2012, the base management fee will be increased to 7.0%

(12)       Calculated as a percentage of operating profits in excess of the sum of (i) $4,085,000 and (ii) 10.75% of certain capital expenditures.

(13)       Calculated as a percentage of operating profits in excess of the sum of (i) $8,403,813 and (ii) 10.75% of certain capital expenditures.

(14)       Calculated as a percentage of operating profits in excess of the sum of (i) $9,417,000 and (ii) 10.75% of certain capital expenditures.

(15)       Calculated as a percentage of operating profits in excess of the sum of (i) $7,616,698 and (ii) 10.75% of certain capital expenditures.

(16)       Calculated as a percentage of operating profits in excess of 11% of our invested capital. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

(17)       Calculated as a percentage of operating profits in excess of the sum of (i) $4,085,928 and (ii) 12% of certain capital expenditures and pre-conversion expenses.

(18)       Calculated as a percentage of operating profits in excess of the sum of (i) $8,094,750 and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2025 when it is 30%.

(19)       Calculated as a percentage of operating profits in excess of 10.75% of our acquisition costs plus certain capital expenditures. We estimate that the threshold will be approximately $9 million. The percentage of operating profits is 20% except from 2011 through 2025 when it is 25%.

The Company paid $8,107,902 and $260,724 of management fees during the year ended December 31, 2005 and the period from May 6, 2004 (Inception) to December 31, 2004. The management fees for the year ended December 31, 2005 consisted of $634,000 of incentive management fees and $7,473,902 of base management fees. All management fees earned during the period from May 6, 2004 (Inception) to December 31, 2004 related to base management fees.

Other Business Relationships with Marriott

The Company is party to the following arrangements with Marriott:

•       The Company was party to a one-year lease agreement that terminated on August 31, 2005 for approximately 4,000 square feet of office space at Marriott’s headquarters for the Company’s corporate offices for approximately $190,000 per year. In addition, the Company reimbursed Marriott for approximately $45,000 of leasehold improvement costs for the leased space. The Company moved from Marriott’s headquarters in September 2005.

•       The Company was party to a shared services agreement with Marriott that terminated on August 31, 2005. The shared services agreement provided the Company with access to certain information technology and telephone and Internet systems as long as the Company continues to lease its corporate offices from Marriott. The Company moved from Marriott’s headquarters in September 2005. The cost of these services was approximately $73,000 and $249,000 for the period from May 6, 2004 to December 31, 2004 and the year ended December 31, 2005, respectively.

As of December 31, 2005, the liabilities incurred by the hotel managers are comprised of liabilities incurred by the Company’s hotel managers in conjunction with the operation of the hotels which are legal obligations of the Company. As of December 31, 2005, the due from managers is primarily comprised of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on the Company’s behalf.

Franchise Agreement

With respect to the Vail Marriott Mountain Resort & Spa, the Company’s taxable REIT subsidiary lessee entered into a franchise agreement with Marriott International, Inc. which expires on December 17,

2021. The franchise agreement is generally non-terminable by us or by Marriott except upon an event of default or in the case of certain events of casualty or condemnation. In connection with the franchise agreement, the Company’s taxable REIT subsidiary lessee pays Marriott a franchise fee equal to 6% of gross room sales and 3% of gross food and beverage sales. In addition, our TRS lessee pays Marriott an amount equal to 1% of gross room and 1% of gross room sales for use in chain-wide advertising, promotions and sales.

12. Commitments and Contingencies

Litigation

The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.

Ground Leases

Three of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•       The Bethesda Marriott Suites is subject to a ground lease that runs until 2087. There are no renewal options.

•       The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•       The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the Crossroads Plaza Mall. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017, inclusive of the remaining ten-year renewal option.

In addition, part of one of the parking garages adjacent to one of our hotels is subject to a ground lease agreement:

•       A portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options contained in each ground lease.

Finally, two of the golf courses adjacent to two of our hotels are subject to a ground lease agreement:

•       The golf course which is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depended on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•       The golf course which is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground leases covering the Salt Lake City Marriott Downtown extension and a portion of the Marriott Griffin Gate Resort golf course, our tenant’s share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.  We record ground rent payments on a straight-line basis as required by U.S. generally accepted accounting principles.

Ground rent expense was $8,807,216 and $353,410 for the year ended December 31, 2005 and the period from May 6, 2004 to December 31, 2004, respectively. Cash paid for ground rent was $1,650,139 and $53,215 for the year ended December 31, 2005 the period from May 6, 2004 to December 31, 2004, respectively.

Future minimum annual rental commitments under non-cancelable operating leases as of December 31, 2005 are as follows:

2006	$2,621,245
2007	2,519,087
2008	2,481,931
2009	2,240,393
2010	2,016,683
Thereafter	600,206,582
$612,085,921

13. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2005 and 2004 are as follows:

	As of December 31, 2005		As of December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage debt	$416,394,735	$411,666,570	$177,827,573	$180,779,372
Interest rate cap agreements	16,070	16,070	59,944	59,944

The fair value of all other financial assets and liabilities are equal to their carrying amount.

14. Segment Information

The Company considers each of our hotels to be an operating segment. However, we aggregate these operating segments into one reportable segment using the criteria established by SFAS 131, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of December 31, 2005 and 2004 and for the year ended December 31, 2005 and the period from May 6, 2004 (Inception) to December 31, 2004.

	Revenues		Investment
	2005	2004	2005	2004
Los Angeles	$46,495,000	$—	$174,736,000	$—
New York	35,339,000	3,244,000	111,496,000	107,025,000
US Virgin Islands	19,708,000	—	72,711,000	—
Other	127,908,263	3,829,864	511,619,399	178,617,439
Total	$229,450,263	$7,073,864	$870,562,399	$285,642,439

15. Quarterly Operating Results (Unaudited)

	2005 Quarter Ended
	March 25	June 17	September 9	December 31
Total revenue	$26,348,781	$33,515,716	$65,407,001	$104,178,765
Total operating expenses	28,952,944	35,514,860	61,392,831	96,460,385
Operating (loss) income	$(2,604,163)	$(1,999,144)	$4,014,170	$7,718,380
Net (loss) income	$(5,261,511)	$(5,824,555)	$2,196,468	$1,553,658
Earnings (loss) per share:
Basic	$(0.25)	$(0.20)	$0.04	$0.03
Diluted	$(0.25)	$(0.20)	$0.04	$0.03

	2004 Quarter Ended
	September 10	December 31
Total revenue	$—	$7,073,864
Total operating expenses	1,724,867	9,609,471
Operating loss	$(1,724,867)	$(2,535,607)
Net loss	$(720,273)	$(1,397,352)
Loss per share:
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

DiamondRock Hospitality Company
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2005

Description	Encumbrances	Land	Building and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Gross Amounts at Year End of Building and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Acquisition	Depreciation Life
The Lodge at Sonoma, a Renaissance Resort and Spa	$—	$3,951,000	$22,720,642	$—	$3,951,000	$22,720,642	$26,671,642	$(953,266)	$25,718,376	2004	40 Years
Courtyard Manhattan / Midtown East	(44,130,896)	16,500,000	54,812,037	—	16,500,000	54,812,037	71,312,037	(1,534,328)	69,777,709	2004	40 Years
Salt Lake City Marriott Downtown	(38,016,189)	—	45,815,577	—	—	45,815,577	45,815,577	(1,234,177)	44,581,400	2004	40 Years
Courtyard Manhattan / Fifth Avenue	(23,000,000)	—	34,574,838	110,076	—	34,684,914	34,684,914	(907,080)	33,777,834	2004	40 Years
Marriott Griffin Gate Resort	(30,442,250)	7,869,000	33,352,354	—	7,869,000	33,352,354	41,221,354	(862,020)	40,359,334	2004	40 Years
Marriott Bethesda Suites	(19,305,400)	—	45,655,515	—	—	45,655,515	45,655,515	(1,202,329)	44,453,186	2004	40 Years
Torrance Marriott	—	7,241,000	50,705,161	—	7,241,000	50,705,161	57,946,161	(1,270,004)	56,676,157	2005	40 Years
Marriott Atlanta Alpharetta	—	3,623,000	33,502,968	—	3,623,000	33,502,968	37,125,968	(438,841)	36,687,127	2005	40 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	(62,500,000)	17,713,000	50,697,458	—	17,713,000	50,697,458	68,410,458	(735,697)	67,674,761	2005	40 Years
Los Angeles Airport Marriott	(82,600,000)	24,100,000	83,377,586	—	24,100,000	83,377,586	107,477,586	(1,077,758)	106,399,828	2005	40 Years
Renaissance Worthington	(57,400,000)	15,500,000	63,427,585	—	15,500,000	63,427,585	78,927,585	(802,511)	78,125,074	2005	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800,000	52,577,755	—	5,800,000	52,577,755	58,377,755	(682,904)	57,694,851	2005	40 Years
SpringHill Suites Atlanta Buckhead	—	3,900,000	28,077,982	—	3,900,000	28,077,982	31,977,982	(312,923)	31,665,059	2005	40 Years
Oak Brook Hills Marriott Resort	—	9,500,000	38,147,712	—	9,500,000	38,147,712	47,647,712	(434,153)	47,213,559	2005	40 Years
Orlando Airport Marriott	(59,000,000)	9,769,000	57,827,703	—	9,769,000	57,827,703	67,596,703	(63,373)	67,533,330	2005	40 Years
Total	$(416,394,735)	$125,466,000	$695,272,873	$110,076	$125,466,000	$695,382,949	$820,848,949	$(12,511,364)	$808,337,585

DiamondRock Hospitality Company
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2005

Notes:

A) The change in total cost of properties for the fiscal year ended December 31, 2005 is as follows:

Balance at December 31, 2004	$265,214,912
Additions:
Acquisitions	555,071,001
Capital expenditures	110,076
Adjustments to purchase accounting	452,960
Deductions:
Dispositions and other	—
Balance at December 31, 2005	$820,848,949

B) The change in accumulated depreciation of real estate assets for the fiscal year ended December 31, 2005 is as follows:

Balance at December 31, 2004	$467,577
Depreciation and amortization	12,043,787
Dispositions and other	—
Balance at December 31, 2005	$12,511,364

C) The aggregate cost of properties for Federal income tax purposes is approximately $811,472,507 as of December 31, 2005