Form 10-Q
period 2006-03-24
DiamondRock Hospitality Co
filed 2006-05-05
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 24, 2006.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer        ☐      Accelerated filer       ☐       Non-accelerated filer    ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No

          The registrant had 70,139,864 shares of its $0.01 par value common stock outstanding as of May 5, 2006.

Table of Contents

INDEX

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements (unaudited):	1

	Condensed Consolidated Balance Sheets- March 24, 2006 and December 31, 2005

	Condensed Consolidated Statements of Operations For the Period from January 1, 2006 to March 24, 2006 and the Period from January 1, 2005 to March 25, 2005	2

	Condensed Consolidated Statements of Cash Flows- For the Period from January 1, 2006 to March 24, 2006 and the Period from January 1, 2005 to March 25, 2005	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 24, 2006 and December 31, 2005

	March 24, 2006	December 31, 2005

	(Unaudited)
ASSETS
Property and equipment, at cost	$1,299,290,024	$899,309,856
Less: accumulated depreciation	(37,832,310)	(28,747,457)

	1,261,457,714	870,562,399
Deferred financing costs, net	2,771,551	2,846,661
Restricted cash	23,373,763	23,109,153
Due from hotel managers	45,012,152	38,964,986
Favorable lease asset, net	10,476,609	10,601,577
Prepaid and other assets	14,524,944	10,495,765
Cash and cash equivalents	13,301,764	9,431,741

Total assets	$1,370,918,497	$966,012,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, at face amount	$748,080,832	$428,394,735
Debt premium	2,744,957	2,782,322

Total debt	750,825,789	431,177,057
Deferred income related to key money, net	10,243,951	10,311,322
Unfavorable contract liability, net	89,165,354	5,384,431
Due to hotel managers	27,914,641	22,790,896
Dividends declared and unpaid	9,286,766	8,896,101
Accounts payable and accrued expenses	24,484,030	24,064,047

Total other liabilities	161,094,742	71,446,797

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 50,819,864 and 50,819,864 shares issued and outstanding at March 24, 2006 and December 31, 2005, respectively	508,199	508,199
Additional paid-in capital	492,540,387	491,951,223
Accumulated deficit	(34,050,620)	(29,070,994)

Total shareholders’ equity	458,997,966	463,388,428

Total liabilities and shareholders’ equity	$1,370,918,497	$966,012,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Period from January 1, 2006 to March 24, 2006 and the Period from January 1, 2005 to March 25, 2005

	Period from January 1, 2006 to March 24, 2006	Period from January 1, 2005 to March 25, 2005

	(Unaudited)	(Unaudited)
Rooms	$54,514,752	$18,668,351
Food and beverage	24,069,962	6,414,097
Other	4,537,436	1,266,333

Total revenues	83,122,150	26,348,781

Operating Expenses:
Rooms	12,834,640	4,987,281
Food and beverage	16,889,295	5,081,237
Management fees	2,916,396	898,165
Other hotel expenses	28,907,387	11,614,685
Depreciation and amortization	9,047,108	4,362,146
Corporate expenses	2,566,888	2,009,430

Total operating expenses	73,161,714	28,952,944

Operating profit (loss)	9,960,436	(2,604,163)

Other Expenses (Income):
Interest income	(183,369)	(276,778)
Interest expense	5,807,705	2,854,269

Total other expenses	5,624,336	2,577,491

Income (loss) before income taxes	4,336,100	(5,181,654)
Income tax (benefit) expense	(29,914)	79,857

Net income (loss)	$4,366,014	$(5,261,511)

Earnings (loss) per share:
Basic and diluted	$0.08	$(0.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period from January 1, 2006 to March 24, 2006 and the Period from January 1, 2005 to March 25, 2005

	Period from January 1, 2006 to March 24, 2006	Period from January 1, 2005 to March 25, 2005

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$4,366,014	$(5,261,511)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Real estate depreciation	9,047,108	4,362,146
Corporate asset depreciation as corporate expenses	22,000	—
Non-cash straight line ground rent	1,711,196	1,589,728
Non-cash financing costs as interest	184,238	171,024
Market value adjustment to interest rate caps	(18,911)	(8,445)
Amortization of debt premium and unfavorable contract liability	(69,258)	(71,320)
Amortization of deferred income	(67,371)	(33,791)
Stock-based compensation	577,164	548,845
Deferred income tax benefit	(29,914)	79,857
Changes in assets and liabilities:
Prepaid expenses and other assets	(170,354)	104,998
Due to/from hotel managers	(923,421)	(3,269,371)
Accounts payable and accrued expenses	(2,083,472)	(469,952)

Net cash provided by (used in) operating activities	12,545,019	(2,257,792)

Cash flows from investing activities:
Hotel acquisitions	(85,916,406)	(71,866,549)
Hotel capital expenditures	(11,534,755)	—
Receipt of deferred Key Money	—	4,000,000
Change in restricted cash	1,952,171	661,659
Purchase deposits and pre-acquisition costs	—	(6,415,275)

Net cash used in investing activities	(95,498,990)	(73,620,165)

Cash flows from financing activities:
Proceeds from mortgage debt	—	44,000,000
Draws on senior secured credit facility	24,000,000	—
Proceeds from short-term loan	79,500,000	—
Repayments of senior secured credit facility	(3,000,000)	—
Scheduled mortgage debt principal payments	(813,903)	(660,896)
Payment of financing costs	(109,128)	(640,196)
Payment of dividends	(8,942,975)	—
Payment of lender deposits	(3,810,000)	—

Net cash provided by financing activities	86,823,994	42,698,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Period from January 1, 2006 to March 24, 2006 and the Period from January 1, 2005 to March 25, 2005

	Period from January 1, 2006 to March 24, 2006	Period from January 1, 2005 to March 25, 2005

Net increase (decrease) in cash and cash equivalents	$3,870,023	$(33,179,049)
Cash and cash equivalents, beginning of period	9,431,741	76,983,107

Cash and cash equivalents, end of period	$13,301,764	$43,804,058

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,520,983	$2,470,138

Cash paid for income taxes	$802,260	$1,114,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.       Organization

          DiamondRock Hospitality Company (the “Company”) is a self-advised real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of March 24, 2006, we own sixteen hotels comprising 7,309 rooms. These hotels have an aggregate projected investment of approximately $1.3 billion and are geographically diversified across major markets in the United States, with a concentration in New York City, Los Angeles and Chicago.

          We began operations in the third quarter of 2004, when we completed a private placement of our common stock and became a public company following our May 2005 initial public offering. On April 4, 2006, we completed a secondary offering of our common stock.  We sold 19,320,000 shares of common stock at the offer price of $13.00 per share, yielding net proceeds to us of $238.2 million.  We currently have 70,139,864 shares of stock outstanding.

          We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS, or to an unrelated third party. However, we may structure our properties which are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman’s Reef & Morning Star Marriott Beach Resort is held by a United States Virgin Islands corporation that we have elected to be a TRS.

2.       Summary of Significant Accounting Policies

Basis of Presentation

          We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2005 included in our Form 10-K dated March 13, 2006.

          In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 24, 2006, and the results of our operations and cash flows for the periods from January 1, 2006 to March 24, 2006, and January 1, 2005 to March 25, 2005, respectively.   Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

Reporting Periods

          The results we report in our consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef) and Vail Resorts, our manager of the Vail Marriott, report results on a monthly basis. Additionally, the Company, as a REIT, is required by tax laws to report results on a calendar year. As a result, the Company has adopted the reporting periods used by Marriott International for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott International’s fiscal quarters but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as the calendar year.

          Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

          While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of our calendar is we are unable to report any results for Frenchman’s Reef or for the Vail Marriott for the month of operations that ends after our fiscal quarter-end because neither Vail Resorts nor Marriott International make mid- month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef and the Vail Marriott as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

Stock-based Compensation

          The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  The Company records the cost of awards with service conditions based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

Key Money

          Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Key money is classified as deferred income in the accompanying condensed consolidated balance sheets and amortized against management fees on the accompanying condensed consolidated statements of operations.

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

3.       Property and Equipment

          Property and equipment as of March 24, 2006 (unaudited) and December 31, 2005 consists of the following:

	March 24, 2006	December 31, 2005

Land	$162,366,000	$125,466,000
Land improvements	5,593,922	5,593,922
Buildings	1,037,348,833	689,789,027
Furniture, fixtures and equipment	91,338,881	73,864,151
Corporate office equipment and CIP	2,642,388	4,596,756

	1,299,290,024	899,309,856
Less: accumulated depreciation	(37,832,310)	(28,747,457)

	$1,261,457,714	$870,562,399

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

          On April 4, 2006, the Company completed a secondary offering of our common stock. We sold 19,320,000 shares of common stock, including 2,520,000 shares of common stock exercised in the underwriters’ over-allotment, at the offering price of $13.00 per share. The net proceeds to us, after deduction of offering costs, were $238.2 million.

Preferred Shares

          The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 24, 2006 and December 31, 2005, there were no shares of preferred stock outstanding.

5.       Stock Incentive Plan

          Effective January 1, 2006, the Company adopted the provisions of SFAS 123R.  There was no financial statement impact of this adoption.

          As of March 24, 2006, the Company has issued or committed to issue 1,141,851 shares of our common stock under our 2004 Stock Option and Incentive Plan, including 747,000 shares of restricted common stock and a commitment to issue 394,851 shares of deferred common stock. The commitment represents the promise of the Company to issue a number of shares of the Company’s common stock upon the earlier of (i) a sale event or (ii) five years after the date of grant.

          As of March 24, 2006, the Company’s officers and employees have been awarded 747,000 shares of restricted common stock.  The aggregate fair value of these awards on the respective grants dates was $7,503,150.  The weighted average grant date fair value of these awards was $10.04 per share.  As of March 24, 2006, none of these awards has vested.   The share awards will vest as follows; 483,000 shares during 2006, 249,000 shares during 2007 and 15,000 shares during 2008.  None of the recipients was required to pay for such shares of common stock. As of March 24, 2006, the Company’s directors have been awarded 34,000 shares of common stock.  Shares issued to our directors were fully vested upon issuance.  Shares issued to our officers and employees vest over a three-year period from the date of the grant. We recorded compensation expense related to the restricted common stock of officers and employees of $577,164 and $548,845 during the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively, which is included in corporate expenses in the accompanying statements of operations.   As of March 24, 2006, the unrecognized compensation cost related to the share awards was $3,351,211 and the weighted average period over which the unrecognized compensation expense is approximately 17 months.

          In addition, at the time of the initial public offering, the Company committed to issue 382,500 shares of deferred stock units to the Company’s senior executive officers.  These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a sale event or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring the shares until the fifth anniversary of the initial public offering completion date.  As of March 24, 2006, the Company has a commitment to issue 394,851 shares under this plan.  The share commitment increased from 382,500 to 394,851 since the initial public offering because all dividends are effectively reinvested at the dividend payment date closing price of our common stock.  No expense has been recognized in either of the fiscal quarters ended March 24, 2006 or March 25, 2005 for these awards.

6.       Earnings Per Share

          Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is calculated by dividing net income (loss) available to common shareholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.  No effect is shown for securities that are anti-dilutive.

          The following is a reconciliation of the calculation of basic and diluted earnings per share:

Basic Earnings per Share Calculation:	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$4,366,014	$(5,261,511)
Dividends on unvested restricted common stock	(134,460)	—

Net income (loss) after dividends on unvested restricted common stock	$4,231,554	$(5,261,511)

Weighted-average number of common shares outstanding—basic	51,207,861	21,020,100

Basic earnings (loss) per share	$0.08	$(0.25)

Diluted Earnings per Share Calculation:	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$4,366,014	$(5,261,511)
Dividends on unvested restricted common stock	(134,460)	—

Net income (loss) after dividends on unvested restricted common stock	$4,231,554	$(5,261,511)

Weighted-average number of common shares outstanding—basic	51,207,861	21,020,100
Unvested restricted common stock	466,330	—

Weighted-average number of common shares outstanding—diluted	51,674,191	21,020,100

Diluted earnings (loss) per share	$0.08	$(0.25)

7.       Debt

          The Company has incurred limited recourse property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company.   As of March 24, 2006, ten of our sixteen hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios as well as restrictions to incur additional debt without lender consent.

          The following table sets forth information regarding the Company’s debt as of March 24, 2006 (unaudited):

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$43,898,547	5.195%
Marriott Salt Lake City Downtown	37,732,909	5.50%
Courtyard Manhattan / Fifth Avenue	23,000,000	LIBOR + 2.70 (7.45% as of March 24, 2006)
Marriott Griffin Gate Resort	30,280,895	5.11%
Bethesda Marriott Suites	19,168,481	7.69%
Renaissance Worthington	57,400,000	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500,000	5.44%
Marriott Los Angeles Airport	82,600,000	5.30%
Orlando Airport Marriott	59,000,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000,000	LIBOR + 1.85 (6.54% as of March 24, 2006)
Wachovia Short-term Chicago Bridge Loan	79,500,000	LIBOR + 1.45 (6.14% as of March 24, 2006)
Senior secured credit facility	33,000,000	LIBOR + 1.45 (6.14% as of March 24, 2006)

Total	$748,080,832

          On March 24, 2006, in connection with our acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the existing $220 million floating-rate loan with a 10-year 5.98% fixed-rate loan issued by Wachovia Bank, National Association on April 7, 2006. The loan is interest only for 3 1/2 years, after which, the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid on April 5, 2006 with a portion of the net proceeds of our public offering of common stock.

8.       Acquisitions

          On March 24, 2006, we acquired the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments.  A subsidiary of Marriott currently manages the hotel under a management agreement that commenced on the date of acquisition.  The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% of hotel operating profits.  The calculation of incentive management fees is based on 20% of net house profit without an owner’s priority.  In addition, base management fees are not deducted from net house profit in the incentive management fee calculation.  The Company reviewed the terms of the management agreement in conjunction with the hotel purchase accounting and concluded that the terms of the management agreement are more favorable to the manager than a typical current market management agreement and recorded an $83.8 million unfavorable contract liability at the acquisition date.   The terms of the management agreement were built into the Company’s underwriting economics of the acquisition.

          The preliminary purchase price allocation, including transaction costs, of the hotel to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change, are as follows (in thousands):

Chicago

Land	$36,900
Building	347,960
Furniture, fixtures and equipment	7,152

Total fixed assets	392,012
Unfavorable contract liability	(83,812)
FF&E escrow and restricted cash	2,217
Accrued liabilities and other assets, net	(4,500)

Purchase Price	$305,917

          The acquired property is included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the transaction as if it had occurred on the first day of the fiscal year presented.  In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made; however, a preliminary allocation of the purchase price to land, buildings and unfavorable contract liability was made, and we will finalize the allocation after all information is obtained.

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

Revenues	$99,322,908	$96,494,473

Net income	4,649,528	2,531,693

Earnings per share - Basic	$0.09	$0.12

Earnings per share - Diluted	$0.09	$0.12

          On May 2, 2006 the Company acquired the 369-room Westin Atlanta North at Perimeter Center in Atlanta, Georgia for total consideration of $61.5 million.  The hotel will remain a Westin-branded property and will be managed by Noble Management Group under a ten-year management agreement. The Company owns 100% of the fee interest in the hotel. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 10% of hotel operating profits above an owners priority defined in the management agreement.

9.       Dividends

          During the 2005 fourth fiscal quarter, the Company’s board of directors declared a cash divided of $0.1725 per share of our common stock.  The dividend was paid on January 17, 2006 to stockholders of record as of December 30, 2005.  During the first fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on April 11, 2006 to all stockholders of record as of March 24, 2006.

10.      Commitments and Contingencies

Litigation

          The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.  The Company is involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance.  Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risk factors discussed herein and other factors discussed from time to time in our periodic filings with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

          We are a self-advised real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of March 24, 2006, we own sixteen hotels comprising 7,309 rooms. These hotels have an aggregate projected investment of approximately $1.3 billion and are geographically diversified across major markets in the United States.

          We differentiate ourselves through our:

•	Proven acquisition capability;
•	Aggressive asset management;
•	Conservative capital structure and
•	Experienced senior management team.

Proven Acquisition Capability

          Since we completed our first acquisition in October 2004 to March 24, 2006, we have acquired sixteen premium hotels. We have acquired eleven of these hotels in off-market transactions, meaning that they were not made generally available to other companies around the time of our acquistion. We intend to make additional acquisitions that meet our stringent underwriting criteria. Consistent with this strategy, on March 24, 2006, we acquired the 1,192 room Chicago Marriott at a contractual purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments. We believe that the current environment presents an excellent opportunity to acquire hotels based on our view that lodging industry fundamentals are currently strong and will remain strong for some time to come.

          Generally, we invest in hotels that we believe are priced below replacement cost and are located in markets with attractive growth prospects and high barriers to entry. We are focused on acquiring premium full-service hotels located throughout North America and, to a lesser extent, premium select-service hotels in urban locations.

          We believe we have a competitive advantage in acquiring hotels through our unique investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Our investment sourcing relationship with Marriott provides us, subject to certain limitations, with a “first look” at hotel acquisition and investment opportunities known to Marriott. As a result of Marriott’s extensive network, relationships and knowledge, we have preferred access to a unique source of hotel investment opportunities, many of which may not be available to other hospitality companies. Since our formation in May 2004, Marriott has provided us with access to several billion dollars of off-market acquisition opportunities. Our relationship with Marriott has facilitated the acquisition of eight of our hotels, including the Marriott Griffin Gate Resort and The Lodge at Sonoma, a Renaissance Resort & Spa, both of which we acquired directly from Marriott.  Neither we nor Marriott have entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship.  Our investment sourcing relationship may be modified or terminated at any time by either party.

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

          We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating or repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. We have rebranded two of our properties, including one in which we converted an independently branded hotel to a Marriott brand, which contributed to a 31% increase in revenues and significantly increased operating margins at the hotel in 2005 compared to pro forma 2004. We also have budgeted to spend approximately $89.5 million in 2006 on identified value-added capital investment opportunities at our existing hotels. The opportunities range from room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott and Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with a minimal disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

Conservative Capital Structure

          We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

          After the April 7, 2006 refinancing of the Chicago Marriott $220 million mortgage debt and related transactions, approximately 96.4% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity date of 8.9 years. As of March 24, 2006, we had $748.1 million of debt outstanding.

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

•	Occupancy percentage;
•	ADR;
•	RevPAR;
•	EBITDA and
•	FFO.

          Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the fiscal quarter ended March 24, 2006, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

          The following table sets forth certain operating information for each of our hotels for the fiscal quarter ended March 24, 2006. This information includes periods prior to our acquisition of these hotels unless otherwise indicated:

Property	Location	Number of Rooms	Average Occupancy(%)	ADR($)	RevPAR($)	% Change from 2005 RevPAR(2)

Chicago Marriott	Chicago, Illinois	1,192	64.1%	$165.51	$106.09	35.5%
Los Angeles Airport Marriott	Los Angeles, California	1,004	84.2	113.45	95.47	14.0
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	78.3	129.57	101.49	20.2
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	504	82.3	282.73	232.58	5.2
Renaissance Worthington	Fort Worth, Texas	504	78.8	165.78	130.67	13.7
Torrance Marriott	Los Angeles County, California	487	79.7	107.92	85.97	(1.0)
Orlando Airport Marriott	Orlando, Florida	486	81.7	125.32	102.35	(1.6)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	49.1	109.24	53.66	1.5
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384	38.4	130.45	50.09	23.2
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	88.9	302.06	268.51	28.4
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	62.3	143.93	89.69	9.4
Courtyard Manhattan/Midtown East	New York, New York	307	64.9	206.48	133.93	(14.7)
Bethesda Marriott Suites	Bethesda, Maryland	272	59.1	180.23	106.48	1.5
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	68.2	117.35	79.99	N/A
Courtyard Manhattan/Fifth Avenue	New York, New York	185	85.4	198.50	169.46	30.6
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	58.4	167.45	97.85	10.6

TOTAL/WEIGHTED AVERAGE		7,309				13.3%

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa report operations on a calendar year.  The first fiscal quarter includes the operations for the period from January 1, 2006 to February 28, 2006 for these two hotels.

(2)	The% change from 2005 RevPAR excludes the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for the fiscal quarter ended March 25, 2005.

Significant highlights for the Fiscal Quarter ended March 24, 2006 and subsequent period are as follows:

          Chicago Marriott.     On March 24, 2006, we acquired the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments.

          Secondary Offering.     We completed a secondary offering of our common stock on April 4, 2006. We sold 19,320,000 shares of common stock, including 2,520,000 shares of common stock exercised in the underwriters’ over-allotment, at the offering price of $13.00 per share. The net proceeds to us, after deduction of offering costs, were $238.2 million.

          Westin Atlanta North.     On May 2, 2006 the Company acquired the 369-room Westin Atlanta North at Perimeter Center in Atlanta, Georgia for total consideration of $61.5 million.

          Increased dividend.     On April 11, 2006, the Company paid a cash dividend of $0.18 per share to stockholders of record as of March 24, 2006.

          Credit Facility.     During the fiscal quarter ended March 24, 2006, we drew an additional $24 million under the credit facility, $3 million of which was repaid in March 2006.  On April 5, 2006, we repaid $33 million, the remaining outstanding balance under the credit facility.

Results of Operations

Fiscal Quarter Ended March 24, 2006

          As of March 24, 2006, we owned sixteen hotels. Our total assets were $1.4 billion and $1.0 billion as of March 24, 2006 and December 31, 2005, respectively. Total liabilities were $911.9 million as of March 24, 2006, including $750.8 million of debt. Shareholders’ equity was approximately $459.0 million as of March 24, 2006. Our total assets were $966 million as of December 31, 2005. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005.  Our net income for the fiscal quarter ended March 24, 2006 was $4.4 million compared to a net loss of $5.3 million for the fiscal quarter ended March 25, 2005. We acquired eight of our sixteen hotels after the first fiscal quarter of 2005. Accordingly, the current period results are not comparable to the results for the corresponding period in 2005.

          Revenue.     Our revenues totaled $83.1 million and $26.3 million for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively, consist of the following:

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

Rooms	$54,514,752	$18,668,351
Food and beverage	24,069,962	6,414,097
Other	4,537,436	1,266,333

Total revenues	$83,122,150	$26,348,781

          Individual hotel revenues for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively, consist of the following (in millions):

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

Los Angeles Airport Marriott	$13.9	$—
Frenchman’s Reef & Morning Star Marriott Beach Resort	9.8	—
Renaissance Worthington	9.2	—
Vail Marriott Mountain Resort & Spa	7.2	—
Salt Lake City Marriott Downtown	6.5	5.5
Orlando Airport Marriott	6.3	—
Torrance Marriott	5.0	5.1
Oak Brook Hills Marriott Resort	3.9	—
Marriott Griffin Gate Resort	3.7	3.5
Courtyard Manhattan/Midtown East	3.7	4.3
Marriott Atlanta Alpharetta	3.6	—
Bethesda Marriott Suites	3.2	3.2
The Lodge at Sonoma, a Renaissance Resort & Spa	2.9	2.6
Courtyard Manhattan/Fifth Avenue	2.6	2.1
SpringHill Suites Atlanta Buckhead	1.6	—

Total	$83.1	$26.3

          The following pro forma key hotel operating statistics for our hotels for each of the fiscal quarters ended March 24, 2006 and March 25, 2005 excludes the SpringHill Suites Atlanta Buckhead due to the fact that this hotel was newly built and opened on July 1, 2005. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership.

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005	% Change

Occupancy%	71.2%	69.1%	2.1 percentage points
ADR	$157.59	$143.31	10.0%
RevPAR	$112.18	$99.04	13.3%

          The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership. Individual hotel RevPAR for the fiscal quarters ended March 24, 2006 and March 25, 2005 is as follows:

Property	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005	% Change from 2005 (2)

Bethesda Marriott Suites	$106.48	$104.96	1.5%
Chicago Marriott	106.09	78.32	35.5
Courtyard Manhattan/Midtown East	133.93	156.98	(14.7)
Courtyard Manhattan/Fifth Avenue	169.46	129.79	30.6
Frenchman’s Reef & Morning Star Marriott Beach Resort	232.58	221.15	5.2
Los Angeles Airport Marriott	95.47	83.71	14.0
Marriott Atlanta Alpharetta	89.69	81.99	9.4
Marriott Griffin Gate Resort	53.66	52.85	1.5
Oak Brook Hills Marriott Resort	50.09	40.65	23.2
Orlando Airport Marriott	102.35	104.05	(1.6)
Renaissance Worthington	130.67	114.88	13.7
Salt Lake City Marriott Downtown	101.49	84.43	20.2
The Lodge at Sonoma, a Renaissance Resort & Spa	97.85	88.50	10.6
Torrance Marriott	85.97	86.83	(1.0)
Vail Marriott Mountain Resort & Spa	268.51	209.13	28.4

Total Excluding SpringHill Suites Atlanta Buckhead	$112.18	$99.04	13.3%

SpringHill Suites Atlanta Buckhead (1)	$79.99	$—	N/A

Total Including SpringHill Suites Atlanta Buckhead	$111.17	$99.04	13.3%

(1) SpringHill Suites Atlanta Buckhead was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2005.

(2) The% change from the fiscal quarter ended March 25, 2005 excludes the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for 2005.

          Hotel operating expenses.     Our hotel operating expenses totaled $61.5 million for the fiscal quarter ended March 24, 2006 compared to $22.6 million for the fiscal quarter ended Mach 25, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including approximately $1.7 million of non-cash ground rent expense. The operating expenses for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively, consist of the following (in millions):

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

Rooms departmental expenses	$12.8	$5.0
Food and beverage departmental expenses	16.9	5.1
Other hotel expenses	24.6	8.7
Base management fees	2.4	0.9
Incentive management fees	0.5	—
Property taxes	1.7	1.0
Ground rent—Contractual	0.4	0.3
Ground rent—Non-cash	2.2	1.6

Total operating expenses	$61.5	$22.6

          Depreciation and amortization.     Our depreciation and amortization expense totaled $9.0 million and $4.4 million for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have assigned shorter depreciable lives of 1 - 2 years for the furniture, fixtures and equipment of the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, and/or have undergone, significant renovations within two years of acquisition.

          Corporate expenses.     Our corporate expenses totaled $2.6 million and $2.0 million for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.

          Interest expense.     Our interest expense totaled $5.8 million and $2.9 million for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively. The 2006 interest expense is related to mortgage debt incurred (or assumed) in connection with our acquisition of our hotels ($5.2 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.4 million). The 2005 interest expense is related to mortgage debt incurred (or assumed) in connection with our acquisition of our hotels ($2.7 million) and amortization of deferred financing costs ($0.2 million).  As of March 24, 2006, we have property-specific mortgage debt outstanding on ten of our hotels. On eight of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. On the other two hotels, we have variable rate secured debt, the interest of which is based on LIBOR plus a spread. The interest rate range as of March 24, 2006 on these mortgage loan was 6.54% to 7.45%. Our weighted-average interest rate as of March 24, 2006 was 5.96%. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of March 24, 2006 on the credit facility was 6.14%. The Company had $33 million drawn on the credit facility as of March 24, 2006. During the fiscal quarter ended March 24, 2006, we drew $24 million under the credit facility of which $3 million of that was repaid in March 2006.  The $33 million balance under the credit facility was repaid on April 5, 2006 with a portion of the proceeds from our secondary offering.

          Income taxes.     We recorded an income tax benefit of $29,914 and expense of $79,857 for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively.  The Company recorded an income statement charge of $1.4 million in the 2005 first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connection with our REIT election. This charge was offset by an income tax benefit of $1.3 million recorded on the pre-tax loss of our TRS for the quarter ended March 25, 2005.

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

          Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, existing cash balances, and borrowings, as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

Our Financing Strategy

          We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

          After the April 7, 2006 refinancing of the Chicago Marriott $220 million mortgage debt and related transactions, approximately 96.4% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity date of 8.9 years. As of March 24, 2006, we had $748.1 million of debt outstanding.

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

Our Senior Secured Revolving Credit Facility

          The Company is party to a $75 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility.  We have the right to extend the maturity date and increase the amount of the credit facility to $250 million with the lenders’ approval.

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

          We had $33 million drawn on our credit facility as of March 24, 2006. In addition, we provided the Orlando Airport Marriott mortgage lender with an $11.4 million letter of credit secured by our credit facility as security for certain capital improvements of the Orlando Airport Marriott required under the mortgage debt.  During the fiscal quarter ended March 24, 2006, we drew $24 million under the credit facility of which $3 million was repaid in March 2006.  The $33 million outstanding balance under the credit facility was repaid on April 5, 2006 with a portion of the proceeds from our secondary offering.

          Our senior secured revolving credit facility contains various financial covenants. We complied with all of these covenants as of March 24, 2006. A summary of the most restrictive covenants, along with our corresponding value for each covenant, as of March 24, 2006, is as follows:

Covenant Test	Covenant		Value at March 24, 2006

Maximum leverage ratio	75%		60%
Minimum fixed charge coverage ratio	1.5	x	2.74	x
Unhedged floating rate debt as a percentage of total indebtedness	50%		44%
Minimum implied debt service ratio for the borrowing base assets for the trailing twelve months	1.40	x	2.99	x
Limitation on our distributions to stockholders	100%		52%

2006 Mortgage Financings

          On March 24, 2006, in connection with our acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the existing $220 million floating-rate loan with a 10-year 5.98% fixed-rate loan issued by Wachovia Bank, National Association. The loan is interest only for 3 1/2 years, after which, the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid with a portion of the net proceeds of our secondary offering of common stock, which closed on April 4, 2006.

Sources and Uses of Cash

          Our principal sources of cash are cash from operations, borrowing under mortgage financings, draws on our senior secured credit facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

          Cash Provided by Operations.    Our cash provided by operations was $12.5 million for the fiscal quarter ended March 24, 2006, which is the result of our net income, adjusted for the impact of several non-cash charges, including $9.0 million of depreciation, $1.7 million of non-cash straight line ground rent, $0.2 million of amortization of deferred financing costs, and $0.6 million of stock grants, offset by unfavorable working capital changes of $3.2 million. Our cash used in operations was $2.3 million for the fiscal quarter ended March 25, 2005 which is the result of our $5.3 million net loss, adjusted for the impact of several non-cash charges, including $4.4 million of depreciation, $1.6 million of non-cash straight line ground rent, $0.5 million of stock grants and unfavorable working capital changes of $3.6 million.

          Cash Used In Investing Activities.    Our cash used in investing activities was $95.5 million and $73.6 million for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively. During the fiscal quarter ended March 24, 2006, we utilized $85.9 million of cash for the acquisition of the Chicago Marriott Downtown Magnificent Mile.  During the fiscal quarter ended March 24, 2006, we also incurred normal recurring capital expenditures at our other hotels of $11.5 million. During the fiscal quarter ended March 25, 2005, we utilized $71.9 million to acquire the Torrance Marriott.  During the fiscal quarter ended March 25, 2005, we also received $4 million of Key Money related to certain acquisitions and paid $6.4 million for pre-acquisition costs related to the acquisition of the Blackacre Portfolio and Vail Marriott.

          Cash Provided by Financing Activities.    Approximately $86.8 million and $42.7 million of cash was provided by financing activities for the fiscal quarters ended March 24, 2006 and March 25, 2005, respectively. The cash provided by financing activities for the fiscal quarter ended March 24, 2006 primarily consists of $79.5 million of proceeds from a short-term loan in conjunction with the acquisition of the Chicago Marriott Downtown Magnificent Mile, and $24.0 million in draws under the Company’s senior secured credit facility.  The cash provided by financing activities for the fiscal quarter ended March 24, 2006 was offset by a $3.0 million repayment of the Company’s senior secured credit facility, $3.8 million of cash paid to the lender for deposits relating to the refinancing of the Chicago Marriott mortgage debt ($3.3 million) and the Courtyard Manhattan / Fifth Avenue ($0.5 million), $0.8 million of scheduled debt principal payments and $8.9 million of dividends. The cash provided by financing activities for the fiscal quarter ended March 25, 2005 primarily consists of $44 million of proceeds from mortgage debt of the Torrance Marriott.  The cash provided by financing activities for the fiscal quarter ended March 25, 2005 was offset by $0.6 million of financing costs paid during the period and $0.7 million cash paid for scheduled mortgage debt principal payments.

          The following table summarizes our significant financing activities since the beginning of 2006:

Transaction Date	Description of Transaction	Amount

January 25, 2006	Draw under senior secured credit facility	11.0 million
January 27, 2006	Payment of fourth quarter dividends	(8.9 million)
February 28, 2006	Draw under senior secured credit facility	5.0 million
March 9, 2006	Draw under senior secured credit facility	5.0 million
March 13, 2006	Draw under senior secured credit facility	3.0 million
March 24, 2006	Repayment of senior secured credit facility	(3.0 million)
March 24, 2006	Proceeds from Assumed Chicago Marriott mortgage loan	220.0 million
March 24, 2006	Proceeds from Wachovia short-term loan	79.5 million
April 4, 2006	Proceeds from our follow on offering	239.2 million
April 5, 2006	Repayment of senior secured credit facility	(33.0 million)
April 5, 2006	Repayment of Wachovia short-term loan	(79.5 million)
April 11, 2006	Payment of first quarter dividends	(9.3 million)

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

          During the fourth fiscal quarter of 2005 our board of directors declared a cash dividend of $0.1725 per share of our common stock. The dividend was paid on January 17, 2006 to stockholders on record as of December 30, 2005.  On February 28, 2006, our board of directors declared an increase in the quarterly dividend for the first quarter of 2006. On April 11, 2006, a cash dividend of $0.18 per share was paid to stockholders of record as of March 24, 2006.

Capital Expenditures

          The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of March 24, 2006, we had set aside $23.4 million for capital projects in property improvement funds ($20.0 million) and lender held restricted cash ($3.4 million). Funds held in property improvement funds for one hotel are not permitted to be applied to any other property.

          We have a number of significant capital projects currently planned or underway and we expect to spend approximately $89.5 million on such projects in 2006.  A description of the current status of the significant 2006 capital projects is as follows:

•

We completed the renovation of the Los Angeles Airport Marriott during the fiscal quarter ended March 24, 2006. The project consisted of the renovation of the hotel ballroom, conversion of a food outlet to a junior ballroom and renovation of the hotel bar. The renovation was funded from existing cash in the hotel’s property improvement fund.

•

We will accelerate the timing of a major room renovation at the Los Angeles Airport Marriott from 2007 to 2006. The project will consist of the renovation of the hotel guestrooms and bathrooms. Marriott International has agreed to fund $1.5 million of the cost of this renovation.

•

We are currently completing a major renovation and repositioning of the Torrance Marriott. The renovation is currently scheduled to be completed during the first half of 2006. The project consists of the renovation of the hotel guestroom soft goods and bathrooms, renovation of the hotel’s main ballroom and meeting rooms, renovation of the hotel lobby and conversion of a food and beverage outlet to meeting space. During the fiscal quarter ended March 24, 2006, we completed the renovation of the hotel guestroom soft goods and bathrooms and renovation of the hotel’s main ballroom and meeting rooms. The renovation of the hotel lobby and conversion of a food and beverage outlet to meeting space will take place during the second quarter of 2006.

•	During the fiscal quarter ended March 24, 2006, we completed the renovation of the Bethesda Marriott Suites. The project consisted of the renovation of the hotel guest suites.

•

During the fiscal quarter ended March 24, 2006, we completed the renovation of the Courtyard Manhattan/Midtown East. The project consisted of the renovation of the hotel guestrooms, renovation of the hotel lobby and renovation of the hotel restaurant and meeting space.

•

We have committed to significantly renovate the Oak Brook Hills Marriott Resort during 2006. We have accelerated the timing of a major portion of the room renovation from 2007 to 2006. The renovation will include the hotel guestrooms and bathrooms, the hotel main ballroom and meeting rooms and the hotel lobby.

•	We will complete a major renovation of the Orlando Airport Marriott during 2006, including a renovation of the hotel guestrooms, bathrooms and public spaces.

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

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

Net income (loss)	$4,366,014	$(5,261,511)
Interest expense	5,807,705	2,854,269
Income tax (benefit) expense	(29,914)	79,857
Depreciation and amortization	9,047,108	4,362,146

EBITDA	$19,190,913	$2,034,761

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

	Fiscal Quarter Ended March 24, 2006	Fiscal Quarter Ended March 25, 2005

Net income (loss)	$4,366,014	$(5,261,511)
Real estate related depreciation and amortization	9,047,108	4,362,146

FFO	$13,413,122	$(899,365)

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

          Stock-based Compensation.    The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  The Company records the cost of awards with service conditions based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

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

          Accounting for Yield Support.    Marriott has provided the Company with operating cash flow guarantees for certain hotels will fund shortfalls of actual hotel operating income, which is net of management fees, compared to a negotiated target net operating income. We refer to these guarantees as “Yield Support”, or an adjustment to the base management fee otherwise payable. Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

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

          None.

Item 3.   Qualitative Disclosure about Market Risk

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. Some of our outstanding debt has a variable interest rate. We use interest rate caps to manage our interest rate risks relating to our variable rate mortgage debt. Our total outstanding debt at March 24, 2006 was approximately $748.1 million, of which approximately $355.5 million, or 47.5%, was variable rate debt. If market rates of interest on our variable rate debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3,555,000 annually. On the other hand, if market rates of interest on our variable rate were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $3,555,000 annually. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $24.5 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $24.5 million. As of March 24, 2006, the fair value of the $392.6 million of fixed-rate debt was approximately $381.3 million.

Item 4.  Controls and Procedures

          The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

          There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

          We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and none of which is expected to have a material impact on our business, financial condition or results of operations.

Item 1A.  Risk Factors

          Other than the elimination of the risk factor of not completing the acquisition of the Chicago Marriott, which we completed on March 24, 2006, there have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

1.

The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was March 30, 2006, and the Commission file number assigned to the registration statement is 333-132266.

2.	The offering commenced as of March 31, 2006.

3.	The offering did not terminate before any securities were sold.

4.	(i) As of the date of the filing of this report, the offering has terminated and 19,320,000 of the securities registered were sold.

(ii) The names of the managing underwriters are Merrill Lynch & Co., Friedman Billings Ramsey and Wachovia Securities.

(iii) Our common stock, par value $0.01 per share, was the class of securities registered.

(iv)        We registered 19,320,000 shares of our common stock (which included 2,520,000 shares solely to cover over-allotments), having an aggregate price of the offering amount registered of approximately $251.2 million.  As of the date of the filing of this report all of the shares registered have been sold.

(v)          From March 31, 2006 to the filing of this report, a reasonable estimate of the amount of expenses incurred by us in connection with the issuance and distribution of the securities totaled approximately $12.9 million, which consisted of direct payments of $11.9 million in underwriters discount and fees and $1.0 million in other issuance and distribution expenses. No payments for such expenses were made to (i) any of our directors, officers, general partners or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(vi) Our net offering proceeds after deducting our total expenses were approximately $238.2 million.

(vii) We contributed the net proceeds of the offering to our Operating Partnership. Our Operating Partnership used or will use the net proceeds from the offering as follows:

• to repay approximately $79.5 million that we borrowed to partially fund the acquisition of the Chicago Marriott;

• to fund approximately $57.7 million of 2006 owner-funded capital expenditures at our hotel properties; and

• to repay approximately $33 million of outstanding borrowings under our senior secured credit facility; and

• the balance for general corporate purposes, including future hotel acquisitions.

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

          None.

Item 6. Exhibits

(a)          Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1

Purchase and Sale Agreement, dated as of March 1, 2006, among Chicago 540 Hotel, L.L.C., Chicago 540 Lessee, Inc., and DiamondRock Chicago Owner, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

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