Form 10-Q
period 2006-06-16
DiamondRock Hospitality Co
filed 2006-07-31
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2006

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

          The registrant had 70,146,152 shares of its $0.01 par value common stock outstanding as of July 28, 2006.

Table of Contents

INDEX

PART I. FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets- June 16, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations For the Fiscal Quarters ended June 16, 2006 and June 17, 2005 and the Periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005	2

	Condensed Consolidated Statements of Cash Flows- For the Periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

	PART II. OTHER INFORMATION AND SIGNATURE

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
June 16, 2006 and December 31, 2005

	June 16, 2006	December 31, 2005

	(Unaudited )
ASSETS
Property and equipment, at cost	$1,369,558,094	$899,309,856
Less: accumulated depreciation	(43,995,609)	(28,747,457)

	1,325,562,485	870,562,399
Deferred financing costs, net	3,602,955	2,846,661
Restricted cash	24,850,596	23,109,153
Due from hotel managers	50,301,469	38,964,986
Favorable lease asset, net	10,351,641	10,601,577
Prepaid and other assets	10,750,168	10,495,765
Cash and cash equivalents	108,881,304	9,431,741

Total assets	$1,534,300,618	$966,012,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, at face amount	$662,787,831	$428,394,735
Debt premium	2,707,592	2,782,322

Total debt	665,495,423	431,177,057
Deferred income related to key money	10,176,580	10,311,322
Unfavorable contract liabilities, net	88,768,528	5,384,431
Due to hotel managers	28,164,208	22,790,896
Dividends declared and unpaid	12,765,312	8,896,101
Accounts payable and accrued expenses	30,120,132	24,064,047

Total other liabilities	169,994,760	71,446,797

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 70,139,864 and 50,819,864 shares issued and outstanding at June 16, 2006 and December 31, 2005, respectively	701,399	508,199
Additional paid-in capital	731,100,540	491,951,223
Accumulated deficit	(32,991,504)	(29,070,994)

Total shareholders’ equity	698,810,435	463,388,428

Total liabilities and shareholders’ equity	$1,534,300,618	$966,012,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 16, 2006 and June 17, 2005 and the
Periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Rooms	$81,273,462	$23,833,517	$135,788,214	$42,501,868
Food and beverage	36,675,546	7,791,155	60,745,508	14,205,252
Other	7,018,328	1,891,044	11,555,764	3,157,377

Total revenues	124,967,336	33,515,716	208,089,486	59,864,497

Operating Expenses:
Rooms	18,134,354	5,598,776	30,968,994	10,586,057
Food and beverage	23,419,881	5,680,917	40,309,176	10,762,154
Management fees	4,780,449	1,210,846	7,696,845	2,109,011
Other hotel expenses	40,065,492	12,746,028	68,972,879	24,360,713
Depreciation and amortization	12,078,225	4,340,984	21,125,333	8,703,130
Corporate expenses	2,646,364	5,937,309	5,213,252	7,946,739

Total operating expenses	101,124,765	35,514,860	174,286,479	64,467,804

Operating profit (loss)	23,842,571	(1,999,144)	33,803,007	(4,603,307)

Other Expenses (Income):
Interest income	(1,207,161)	(284,049)	(1,390,530)	(560,827)
Interest expense	9,324,262	3,630,470	15,131,967	6,484,739

Total other expenses	8,117,101	3,346,421	13,741,437	5,923,912

Income (loss) before income taxes	15,725,470	(5,345,565)	20,061,570	(10,527,219)
Income tax expense	1,828,790	478,990	1,798,876	558,847

Net income (loss)	$13,896,680	$(5,824,555)	$18,262,694	$(11,086,066)

Earnings (loss) per share:
Basic and Diluted	$0.20	$(0.20)	$0.30	$(0.44)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005

	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$18,262,694	$(11,086,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	21,125,333	8,703,130
Corporate asset depreciation as corporate expenses	74,064	33,516
Non-cash straight line ground rent	3,412,369	3,180,110
Non-cash financing costs as interest	515,789	960,062
Market value adjustment to interest rate caps	16,070	(8,445)
Amortization of debt premium and unfavorable contract liabilities	(503,449)	(140,577)
Amortization of deferred income	(134,742)	(64,559)
Stock-based compensation	1,157,698	4,969,510
Deferred income tax benefit	(95,009)	558,847
Changes in assets and liabilities:
Prepaid expenses and other assets	(175,464)	1,405,418
Due to/from hotel managers	(5,963,171)	(3,870,102)
Accounts payable and accrued expenses	(183,850)	(371,406)

Net cash provided by operating activities	37,508,332	4,269,438

Cash flows from investing activities:
Hotel acquisitions	(145,566,189)	(72,153,996)
Hotel capital expenditures	(25,959,757)	(3,652,016)
Receipt of deferred Key Money	—	4,000,000
Change in restricted cash	475,338	879,924
Purchase deposits and pre-acquisition costs	—	(10,927,784)

Net cash used in investing activities	(171,050,608)	(81,853,872)

Cash flows from financing activities:
Proceeds from mortgage debt	271,000,000	44,000,000
Repayments of debt	(325,500,000)	(56,948,685)
Draws on senior secured credit facility	24,000,000	—
Proceeds from short-term loan	79,500,000	—
Repayments of senior secured credit facility	(33,000,000)	—
Scheduled mortgage debt principal payments	(1,606,904)	(1,387,854)
Payment of financing costs	(1,272,083)	(2,128,371)
Proceeds from sale of common stock	239,229,900	291,799,785
Payment of costs related to sale of common stock	(1,040,877)	(1,608,517)
Payment of dividends	(18,318,197)	—

Net cash provided by financing activities	232,991,839	273,726,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005

	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

	(Unaudited)	(Unaudited)
Net increase in cash and cash equivalents	$99,449,563	$196,141,924
Cash and cash equivalents, beginning of period	9,431,741	76,983,107

Cash and cash equivalents, end of period	$108,881,304	$273,125,031

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,807,568	$5,962,359
Assumption of mortgage debt	$220,000,000	$—
Cash paid for income taxes	$926,060	$1,114,363
Capitalized interest	$220,772	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization

          DiamondRock Hospitality Company (the “Company”) is a self-advised real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of June 16, 2006, we owned seventeen hotels comprising 7,678 rooms. These hotels are geographically diversified across major markets in the United States, with a concentration in New York City, Los Angeles, Atlanta and Chicago.

          We began operations in the third quarter of 2004, when we completed a private placement of our common stock and became a public company following our May 2005 initial public offering. On April 4, 2006, we completed a secondary offering of our common stock.  We sold 19,320,000 shares of common stock at an offering price of $13.00 per share, yielding net proceeds to us of $238.2 million.  As of June 16, 2006, we had 70,139,864 shares of stock outstanding.

          We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly owned subsidiary of our taxable REIT subsidiary, or TRS, or to an unrelated third party. However, we may structure our properties that are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman’s Reef & Morning Star Marriott Beach Resort is held by a United States Virgin Islands corporation that we have elected to be a TRS.

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

          In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 16, 2006, the results of our operations for the fiscal quarters ended June 16, 2006 and June 17, 2005 and for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005, and cash flows for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005.   Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

Reporting Periods

          The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, our manager of the Vail Marriott, and Noble Management Group, LLC, our manager of the Westin Atlanta North at Perimeter, report results on a monthly basis. Additionally, the Company, as a REIT, is required by U.S. Federal tax laws to report results on a calendar year basis. As a result, the Company has adopted the reporting periods used by Marriott International for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott International’s fiscal quarters but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always include the same number of days as the calendar year.

          Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

          While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of our calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, or Westin Atlanta North at Perimeter for the month of operations that ends after our fiscal quarter-end because neither Noble Management Group, LLC, Vail Resorts nor Marriott International make mid- month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, and the Westin Atlanta North at Perimeter as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

Yield Support

          Marriott has provided the Company with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “Yield Support”. Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

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

3.    Property and Equipment

          Property and equipment as of June 16, 2006 (unaudited) and December 31, 2005 consists of the following:

	June 16, 2006	December 31, 2005

Land	$169,856,000	$125,466,000
Land improvements	5,593,922	5,593,922
Buildings	1,089,061,333	689,789,027
Furniture, fixtures and equipment	100,409,681	73,864,151
Corporate office equipment and CIP	4,637,158	4,596,756

	1,369,558,094	899,309,856
Less: accumulated depreciation	(43,995,609)	(28,747,457)

	$1,325,562,485	$870,562,399

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

Preferred Shares

          The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 16, 2006 and December 31, 2005, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plan

          Effective January 1, 2006, the Company adopted the provisions of SFAS 123R.  There was no financial statement impact of this adoption.

          As of June 16, 2006, the Company has issued or committed to issue 1,147,108 shares of our common stock under our 2004 Stock Option and Incentive Plan, including 747,000 shares of restricted common stock and a commitment to issue 400,108 units of deferred common stock.

          As of June 16, 2006, the Company’s officers and employees have been awarded 747,000 shares of restricted common stock.  The aggregate fair value of these awards on the respective grants dates was $7,503,150.  The weighted average grant date fair value of these awards was $10.04 per share.  As of June 16, 2006, none of these awards have vested.   The share awards will vest as follows; 483,000 shares during 2006, 249,000 shares during 2007 and 15,000 shares during 2008.  None of the recipients was required to pay for such shares of common stock. As of June 16, 2006, the Company’s directors have been awarded 34,000 shares of common stock.  Shares issued to our directors were fully vested upon issuance.  Shares issued to our officers and employees vest over a three-year period from the date of the grant. We recorded compensation expense related to the restricted common stock of officers, directors and employees of $580,534 and $684,415 during the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively and $1,157,698 and $1,233,260 during the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005, respectively, which is included in corporate expenses in the accompanying statements of operations.   As of June 16, 2006, the unrecognized compensation cost related to the share awards was $2,935,344 and the weighted average period over which the unrecognized compensation expense will be recorded is approximately 14 months.

          At the time of our initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers.  These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date.  As of June 16, 2006, the Company has a commitment to issue 400,108 shares under this plan.  The share commitment increased from 382,500 to 400,108 since our initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock.  No expense has been recognized during the fiscal quarter ended June 16, 2006 or the period from January 1, 2006 to June 16, 2006 for these awards.  During the fiscal quarter ended June 17, 2005, the Company recorded $3,736,250 of stock based compensation expense related to these awards, which is included in corporate expenses in the accompanying statements of operations.

          In total, for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, the Company recorded $1,157,698 and $4,969,510, respectively and $580,534 and $4,420,665 during the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively, of stock-based compensation expense, which is included in corporate expenses in the accompanying statements of operations.

6.    Earnings Per Share

          Basic earnings per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings per share is calculated by dividing net income (loss) available to common shareholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.  No affect is shown for securities that are anti-dilutive.

          The following is a reconciliation of the calculation of basic and diluted earnings per share:

Basic Earnings per Share Calculation:	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$13,896,680	$(5,824,555)	$18,262,694	$(11,086,066)
Dividends on unvested restricted common stock	(134,460)	(24,059)	(268,920)	(24,059)

Net income (loss) after dividends on unvested restricted common stock	$13,762,220	$(5,848,614)	$17,993,774	$(11,110,125)

Weighted-average number of common shares outstanding—basic	69,383,184	28,990,963	60,349,939	25,005,531

Basic earnings (loss) per share	$0.20	$(0.20)	$0.30	$(0.44)

Diluted Earnings per Share Calculation:	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$13,896,680	$(5,824,555)	$18,262,694	$(11,086,066)
Dividends on unvested restricted common stock	(134,460)	(24,059)	(268,920)	(24,059)

Net income (loss) after dividends on unvested restricted common stock	$13,762,220	$(5,848,614)	$17,993,774	$(11,110,125)

Weighted-average number of common shares outstanding—basic	69,383,184	28,990,963	60,349,939	25,005,531
Unvested restricted common stock	536,207	—	499,997	—

Weighted-average number of common shares outstanding—diluted	69,919,391	28,990,963	60,849,936	25,005,531

Diluted earnings (loss) per share	$0.20	$(0.20)	$0.30	$(0.44)

7.    Debt

          The Company has incurred limited recourse, property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company.   As of June 16, 2006, ten of our seventeen hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent.  As of June 16, 2006, the Company was in compliance with the financial covenants of our debt.

          The following table sets forth information regarding the Company’s debt as of June 16, 2006 (unaudited):

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$43,675,755	5.195%
Marriott Salt Lake City Downtown	37,457,150	5.50%
Courtyard Manhattan / Fifth Avenue	51,000,000	6.48%
Marriott Griffin Gate Resort	30,126,012	5.11%
Bethesda Marriott Suites	19,028,914	7.69%
Renaissance Worthington	57,400,000	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500,000	5.44%
Marriott Los Angeles Airport	82,600,000	5.30%
Orlando Airport Marriott	59,000,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000,000	5.98%

Total	$662,787,831

Weighted Average Interest Rate		5.7%

          On March 24, 2006, in connection with our acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the $220 million floating-rate loan on April 7, 2006 with a 10-year fixed-rate loan bearing interest at 5.98%. The loan is interest-only for 3.5 years, after which the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid on April 5, 2006 with a portion of the net proceeds of our secondary offering.

          On April 5, 2006, we repaid the $33 million outstanding balance under our credit facility with proceeds from our secondary offering.  As of June 16, 2006, we did not have an outstanding balance under the credit facility.

          On May 9, 2006, we refinanced the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue with a $51 million fixed-rate loan bearing interest at 6.48% and a term of 10 years.  In conjunction with this refinancing, the Company wrote off $162,000 of unamortized deferred financing costs which is classified as interest expense in the accompanying condensed consolidated statements of operations.  The loan is interest-only for five years, after which, the principal will amortize using a 30-year amortization schedule.  The new loan is a limited recourse loan secured by a mortgage on the property.

8.    Acquisitions

          On March 24, 2006, we acquired the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments.  A subsidiary of Marriott manages the hotel under a management agreement.  The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% of hotel operating profits.  The calculation of incentive management fee is based on 20% of net house profit without an owner’s priority.  In addition, base management fees are not deducted from net house profit in the incentive management fee calculation.  The Company reviewed the terms of the management agreement in conjunction with the hotel purchase accounting and concluded that the terms of the management agreement are more favorable to the manager than a typical current market management agreement and recorded an $83.8 million unfavorable contract liability at the acquisition date.   The terms of the management agreement were built into the Company’s underwriting economics of the acquisition.

          On May 2, 2006 we acquired the 369-room Westin Atlanta North at Perimeter Center in Atlanta, Georgia, for total contractual consideration of $61.5 million.  The hotel will remain a Westin-branded property under a franchise agreement and will be managed by Noble Management Group, LLC under a ten-year management agreement.  We own 100% of the fee interest in the hotel.  The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 10% of hotel operating profits above an owner’s priority defined in the management agreement.

          The preliminary purchase price allocation, including transaction costs, of the two recently acquired hotels to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change, are as follows (in thousands):

	Chicago	Westin Atlanta

Land	$36,900	$7,490
Building	347,960	51,124
Furniture, fixtures and equipment	7,152	3,400

Total fixed assets	392,012	62,014
Unfavorable contract liability	(83,812)	—
FF&E escrow and restricted cash	2,217	—
Accrued liabilities and other assets, net	(4,500)	(170)

Purchase Price	$305,917	$61,844

          The acquired properties are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the transactions as if they had occurred on the first day of the fiscal year presented.  In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the purchase price to land, buildings and unfavorable contract liability was made, and we will finalize the allocation after all information is obtained.

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

Revenues	$126,730,537	$111,637,009	$230,898,031	$213,032,341

Net income (loss)	14,312,988	(27,168)	16,704,710	2,571,995

Earnings per share - Basic	$0.20	$—	$0.23	$0.04

Earnings per share - Diluted	$0.20	$—	$0.23	$0.04

9.    Dividends

          During the first fiscal quarter of 2006, the Company’s board of directors declared a cash dividend of $0.18 per share of our common stock.  The dividend was paid on April 11, 2006, to all stockholders of record as of March 24, 2006.   During the second fiscal quarter of 2006, the Company’s board of directors declared a cash dividend of $0.18 per share of our common stock.  The dividend was paid on June 22, 2006 to all stockholders of record as of June 16, 2006.

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

Overview

          We are a self-advised lodging real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of June 16, 2006, we owned seventeen hotels comprising 7,678 rooms. These hotels are geographically diversified across major markets in the United States.

          We differentiate ourselves through our:

•	Conservative capital structure;
•	Aggressive asset management and
•	Proven acquisition capability.

Conservative Capital Structure

          We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

          As of June 16, 2006, 100% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7% and a weighted-average maturity date of 9 years. As of June 16, 2006, we had $662.8 million of debt outstanding.

          We prefer a relatively straightforward but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We endeavor to structure our hotel acquisitions so that they will not overly complicate our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will exceed the returns that would otherwise be available.

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

          We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating or repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. We have rebranded two of our properties. We also have budgeted to spend approximately $89 million in 2006 on identified value-added capital investment opportunities at our existing hotels. The opportunities range from room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott and Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with a minimal disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

Proven Acquisition Capability

          Since we completed our first acquisition in October 2004, through June 16, 2006, we have acquired seventeen premium hotels. We have acquired eleven of these hotels in off-market transactions, meaning that they were not made generally available to other companies around the time of the acquisition. We intend to make additional acquisitions that meet our stringent underwriting criteria. Consistent with this strategy, on May 2, 2006, we acquired the 369-room Westin Atlanta North at Perimeter at a contractual purchase price of $61.5 million. We believe that the current environment presents an excellent opportunity to acquire hotels based on our view that lodging industry fundamentals are currently strong and will remain strong for some time to come.

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

Key Indicators of Financial Condition and Operating Performance

          We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

• Occupancy percentage;
• ADR;
• RevPAR;
• EBITDA and
• FFO.

          Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 65% of our total revenues for the fiscal quarter ended June 16, 2006, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

          Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of Marriott and its brands as well as the Westin brand.

          We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Our Hotels

          The following table sets forth certain operating information for each of our hotels for the period from January 1, 2006 to June 16, 2006. This information includes periods prior to our acquisition of these hotels unless otherwise indicated:

Property	Location	Number of Rooms	Average Occupancy(%)	ADR($)	RevPAR($)	% Change from 2005 RevPAR(3)

Chicago Marriott	Chicago, Illinois	1,192	81.2	209.66	170.21	11.1
Los Angeles Airport Marriott	Los Angeles, California	1,004	79.8	115.55	92.24	15.1
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.5	127.98	91.56	9.0
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	504	86.8	256.72	222.72	11.6
Renaissance Worthington	Fort Worth, Texas	504	79.8	167.76	133.90	9.6
Torrance Marriott	Los Angeles County, California	487	81.3	108.15	87.90	6.0
Orlando Airport Marriott	Orlando, Florida	486	80.5	117.94	94.98	6.8
Marriott Griffin Gate Resort	Lexington, Kentucky	408	59.3	128.58	76.26	0.9
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384	50.7	128.09	65.01	10.0
Westin Atlanta North at Perimeter (2)	Atlanta, Georgia	369	62.0	139.96	86.82	12.4
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	70.8	262.95	186.30	20.4
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	64.3	143.03	92.02	12.0
Courtyard Manhattan/Midtown East	New York, New York	307	78.3	233.19	182.51	2.1
Bethesda Marriott Suites	Bethesda, Maryland	272	71.3	178.08	127.05	3.3
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	69.3	117.11	81.15	N/A
Courtyard Manhattan/Fifth Avenue	New York, New York	185	88.7	223.68	198.35	25.4
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	67.6	195.03	131.90	9.9

TOTAL/WEIGHTED AVERAGE (3)		7,678	75.0	164.13	123.09	10.9

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa report operations on a calendar month and year basis.  The second fiscal quarter includes the operations for the period from March 1, 2006 to May 31, 2006 for these two hotels.

(2)

The Westin Atlanta North at Perimeter reports operations on a calendar month and year basis.  The second fiscal quarter includes the operations for the period from May 2, 2006 (date of acquisition) to May 31, 2006.

(3)

The percentage change from 2005 RevPAR and totals exclude the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for the fiscal quarter ended June 17, 2005 because the hotel was not yet opened.

Significant highlights for the Fiscal Quarter ended June 16, 2006 and subsequent period are as follows:

          Secondary Offering.  We completed a secondary offering of our common stock on April 4, 2006.  We sold 19,320,000 shares of common stock, including 2,520,000 shares of common stock exercised in the underwriters’ over-allotments, at the offering price of $13.00 per share.  The net proceeds to us, after deduction of offering costs, were $238.2 million.

          Westin Atlanta North.  On May 2, 2006, we acquired the 369-room Westin Atlanta North at Perimeter Center in Atlanta, Georgia for total consideration of $61.8 million.

          Refinancing of Courtyard Manhattan/Fifth Avenue.  On May 9, 2006, we refinanced the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue with $51 million of fixed-rate mortgage loan bearing interest at 6.48% and a term of 10 years.

          Payment of Second Quarter Dividend.  During the second fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on June 22, 2006 to all recorded holders of our common stock as of June 16, 2006.

Results of Operations

Fiscal Quarter Ended June 16, 2006

          As of June 16, 2006, we owned seventeen hotels. Our total assets were $1.5 billion as of June 16, 2006. Total liabilities were $835.5 million as of June 16, 2006, including $665.5 million of debt. Shareholders’ equity was approximately $698.8 million as of June 16, 2006. Our total assets were $966 million as of December 31, 2005. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005.  Our net income for the fiscal quarter ended June 16, 2006 was $13.9 million compared to a net loss of $5.8 million for the fiscal quarter ended June 17, 2005. We acquired ten of our seventeen hotels after the second fiscal quarter of 2005. Accordingly, the current period results are not comparable to the results for the corresponding period in 2005.

          Revenue.    Our revenues totaled $125.0 million and $33.5 million for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively, consist of the following:

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005

Rooms	$81,273,462	$23,833,517
Food and beverage	36,675,546	7,791,155
Other	7,018,328	1,891,044

Total revenues	$124,967,336	$33,515,716

          Individual hotel revenues for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively, consist of the following (in millions):

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005

Chicago Marriott	$24.3	$—
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	16.5	—
Los Angeles Airport Marriott	12.7	—
Renaissance Worthington	9.7	—
Marriott Griffin Gate Resort	7.0	6.7
Vail Marriott Mountain Resort & Spa (1)	6.3	—
Oak Brook Hills Marriott Resort	6.3	—
Courtyard Manhattan/Midtown East	6.2	5.4
Orlando Airport Marriott	5.7	—
Salt Lake City Marriott Downtown	5.3	5.3
Torrance Marriott	5.3	4.9
The Lodge at Sonoma, a Renaissance Resort & Spa	4.6	4.0
Bethesda Marriott Suites	4.5	4.2
Marriott Atlanta Alpharetta	3.8	—
Courtyard Manhattan/Fifth Avenue	3.6	3.0
SpringHill Suites Atlanta Buckhead	1.7	—
Westin Atlanta North at Perimeter (2)	1.5	—

Total	$125.0	$33.5

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa report operations on a calendar month and year basis.  The second fiscal quarter includes the operations for the period from March 1, 2006 to May 31, 2006 for these two hotels.

(2)

The Westin Atlanta North at Perimeter reports operations on a calendar month and year basis and was acquired on May 2, 2006.  The second fiscal quarter includes the operations for the period from May 2, 2006 to May 31, 2006 for this hotel.

          The following pro forma key hotel operating statistics for our hotels for each of the fiscal quarters ended June 16, 2006 and June 17, 2005 exclude the SpringHill Suites Atlanta Buckhead due to the fact that this hotel was newly built and opened on July 1, 2005, after the end of the second fiscal quarter. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable prior year period to our ownership period.

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	% Change

Occupancy %	76.8%	75.8%	1.0 percentage point
ADR	$169.91	$154.19	10.2%
RevPAR	$130.44	$116.86	11.6%

          The hotel operating statistics presented below are pro forma as they include the results of operations of the hotels under previous ownership for the comparable prior year period to our ownership period. Individual hotel RevPAR for the fiscal quarters ended June 16, 2006 and June 17, 2005 is as follows:

Property	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	% Change from 2005 (2)

Bethesda Marriott Suites	$147.32	$141.03	4.5%
Chicago Marriott	170.21	153.22	11.1
Courtyard Manhattan/Midtown East	230.51	200.69	14.9
Courtyard Manhattan/Fifth Avenue	226.89	186.80	21.5
Frenchman’s Reef & Morning Star Marriott Beach Resort	216.40	185.75	16.5
Los Angeles Airport Marriott	89.06	76.55	16.3
Marriott Atlanta Alpharetta	94.32	82.37	14.5
Marriott Griffin Gate Resort	98.58	98.35	0.2
Oak Brook Hills Marriott Resort	79.75	77.31	3.2
Orlando Airport Marriott	87.71	74.05	18.4
Renaissance Worthington	137.10	129.41	5.9
Salt Lake City Marriott Downtown	81.75	83.53	(2.1)
The Lodge at Sonoma, a Renaissance Resort & Spa	165.55	151.55	9.2
SpringHill Suites Atlanta Buckhead (1)	82.28	N/A	N/A
Torrance Marriott	89.82	79.08	13.6
Vail Marriott Mountain Resort & Spa	133.49	119.81	11.4
Westin Atlanta North at Perimeter	86.82	77.21	12.4

Total	$130.44	$116.86	11.6%

(1) SpringHill Suites Atlanta Buckhead was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2005.

(2) The percentage change from the fiscal quarter ended June 17, 2005 excludes the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for 2005.

          Hotel operating expenses.    Our hotel operating expenses totaled $86.4 million for the fiscal quarter ended June 16, 2006 compared to $25.2 million for the fiscal quarter ended June 17, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively, consist of the following (in millions):

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005

Rooms departmental expenses	$18.1	$5.6
Food and beverage departmental expenses	23.4	5.7
Other hotel expenses	33.3	9.8
Base management fees	3.5	1.1
Yield support	(1.4)	—
Incentive management fees	2.7	0.1
Property taxes	4.7	1.0
Ground rent—Contractual	0.4	0.3
Ground rent—Non-cash	1.7	1.6

Total operating expenses	$86.4	$25.2

          In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels.  The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations.  Across our portfolio, we are entitled to up to $2.5 million of yield support through December 31, 2007 for the Oak Brook Hills Marriott, $1.0 million of yield support through December 31, 2006 at the Orlando Airport Marriott and $100,000 in each of 2006 and 2007 for the Buckhead SpringHill Suites.  We currently anticipate that we will recognize all $3.6 million of yield support available for the three hotels in 2006.  We recorded yield support of $1.4 million for the fiscal quarter ended June 16, 2006.  We recorded no yield support during the fiscal quarter ended June 17, 2005.

          Depreciation and amortization.    Our depreciation and amortization expense totaled $12.1 million and $4.3 million for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively. Depreciation and amortization is recorded over 40 years on our hotel buildings for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have assigned shorter depreciable lives of 1 to 2 years for the furniture, fixtures and equipment of the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, (and/or have undergone), significant renovations within two years of acquisition.

          Corporate expenses.    Our corporate expenses totaled $2.6 million and $5.9 million for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.   The Company recorded an expense of $3,736,250 during the fiscal quarter ended June 17, 2005 relating to the commitment to issue 382,500 of deferred stock units to the Company’s senior executive officers.

          Interest expense.    Our interest expense totaled $9.3 million and $3.6 million for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively. The 2006 interest expense is related to mortgage debt incurred (or assumed) in connection with our acquisitions of our hotels ($8.8 million), amortization and write off of deferred financing costs ($0.3 million) and interest and unused facility fees on our credit facility ($0.2 million). The 2005 interest expense is related to mortgage debt incurred (or assumed) in connection with our acquisitions of our hotels ($2.8 million) and amortization of deferred financing costs ($0.8 million).  As of June 16, 2006, we had property-specific mortgage debt outstanding on ten of our hotels. On all ten of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. As of June 16, 2006, our weighted-average interest rate as of June 16, 2006 was 5.7%. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The Company did not have an outstanding balance under the credit facility as of June 16, 2006.

          Interest income.  We recorded interest income of $1,207,161 and $284,049 for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively.  Interest income increased from the comparable period in 2005 as a result of interest earned on cash received from the secondary offering completed in the second quarter of 2006.

          Income taxes.    We recorded income tax expense of $1,828,790 and $478,990 for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively, primarily based on TRS income of $4,024,050 and $1,185,619 for the fiscal quarters ended June 16, 2006 and June 17, 2005, respectively.

Period from January 1, 2006 to June 16, 2006

          As of June 16, 2006, we owned seventeen hotels. Our total assets were $1.5 billion as of June 16, 2006. Total liabilities were $835.5 million as of June 16, 2006, including $665.5 million of debt. Shareholders’ equity was approximately $698.8 million as of June 16, 2006. Our total assets were $966 million as of December 31, 2005. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005.  Our net income for the period from January 1, 2006 to June 16, 2006 was $18.3 million compared to a net loss of $11.1 million for the period from January 1, 2005 to June 17, 2005. We acquired ten of our seventeen hotels after the second fiscal quarter of 2005. Accordingly, the current period results are not comparable to the results for the corresponding period in 2005.

          Revenue.    Our revenues totaled $208.1 million and $59.9 million for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005, respectively. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005, respectively, consist of the following:

	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

Rooms	$135,788,214	$42,501,868
Food and beverage	60,745,508	14,205,252
Other	11,555,764	3,157,377

Total revenues	$208,089,486	$59,864,497

          Individual hotel revenues for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively, consist of the following (in millions):

	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

Los Angeles Airport Marriott	$26.6	$—
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	26.3	—
Chicago Marriott	24.3	—
Renaissance Worthington	18.9	—
Vail Marriott Mountain Resort & Spa (1)	13.5	—
Orlando Airport Marriott	12.1	—
Salt Lake City Marriott Downtown	11.8	10.8
Marriott Griffin Gate Resort	10.7	10.3
Torrance Marriott	10.3	10.2
Oak Brook Hills Marriott Resort	10.1	—
Courtyard Manhattan/Midtown East	9.8	9.7
Bethesda Marriott Suites	7.7	7.4
Marriott Atlanta Alpharetta	7.4	—
The Lodge at Sonoma, a Renaissance Resort & Spa	7.4	6.5
Courtyard Manhattan/Fifth Avenue	6.3	5.0
SpringHill Suites Atlanta Buckhead	3.4	—
Westin Atlanta North at Perimeter (2)	1.5	—

Total	$208.1	$59.9

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa report operations on a calendar month and year basis.  The second fiscal quarter includes the operations for the period from March 1, 2006 to May 31, 2006 for these two hotels.

(2)

The Westin Atlanta North at Perimeter reports operations on a calendar month and year basis and was acquired on May 2, 2006.  The second fiscal quarter includes the operations for the period from May 2, 2006 to May 31, 2006 for this hotel.

          The following pro forma key hotel operating statistics for our hotels for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005 exclude the SpringHill Suites Atlanta Buckhead due to the fact that this hotel was newly built and opened on July 1, 2005. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period.

	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005	% Change

Occupancy %	75.0%	74.5%	0.5 percentage point
ADR	$164.13	$149.05	10.1%
RevPAR	$123.09	$110.98	10.9%

          The hotel operating statistics presented below are pro forma as they include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. Individual hotel RevPAR for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005 are as follows:

Property	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005	% Change from 2005 (2)

Bethesda Marriott Suites	$127.05	$122.99	3.3%
Chicago Marriott	170.21	153.22	11.1
Courtyard Manhattan/Midtown East	182.51	178.84	2.1
Courtyard Manhattan/Fifth Avenue	198.35	158.19	25.4
Frenchman’s Reef & Morning Star Marriott Beach Resort	222.72	199.58	11.6
Los Angeles Airport Marriott	92.24	80.13	15.1
Marriott Atlanta Alpharetta	92.02	82.18	12.0
Marriott Griffin Gate Resort	76.26	75.60	0.9
Oak Brook Hills Marriott Resort	65.01	59.08	10.0
Orlando Airport Marriott	94.98	88.97	6.8
Renaissance Worthington	133.90	122.15	9.6
Salt Lake City Marriott Downtown	91.56	83.98	9.0
The Lodge at Sonoma, a Renaissance Resort & Spa	131.90	120.03	9.9
SpringHill Suites Atlanta Buckhead (1)	81.15	N/A	N/A
Torrance Marriott	87.90	82.95	6.0
Westin Atlanta North at Perimeter	86.82	77.21	12.4
Vail Marriott Mountain Resort & Spa	186.30	154.71	20.4

Total	$123.09	$110.98	10.9%

(1) SpringHill Suites Atlanta Buckhead was newly built and commenced operations on July 1, 2005. There are no comparable statistics for 2005.

(2) The percentage change from the period from January 1, 2005 to June 17, 2005 excludes the SpringHill Suites Atlanta Buckhead. The hotel was newly built in 2005 and there are no comparable statistics for 2005.

          Hotel operating expenses.    Our hotel operating expenses totaled $147.9 million for the period from January 1, 2006 to June 16, 2006 compared to $47.8 million for the period from January 1, 2005 to June 17, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005, respectively, consist of the following (in millions):

	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

Rooms departmental expenses	$31.0	$10.6
Food and beverage departmental expenses	40.3	10.8
Other hotel expenses	57.9	18.4
Base management fees	6.1	2.0
Yield support	(1.6)	—
Incentive management fees	3.2	0.1
Property taxes	6.8	2.0
Ground rent—Contractual	0.8	0.7
Ground rent—Non-cash	3.4	3.2

Total operating expenses	$147.9	$47.8

          In connection with entering into certain management agreements with Marriott, Marriott provided the Company with yield support for those hotels.  The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations.  Across our portfolio, we are entitled to up to $2.5 million of yield support through December 31, 2007 for the Oak Brook Hills Marriott, $1.0 million of yield support through December 31, 2006 at the Orlando Airport Marriott and $100,000 in each of 2006 and 2007 for the Buckhead SpringHill Suites.  We currently anticipate that we will recognize all $3.6 million of yield support available for the three hotels in 2006.  We recorded yield support of $1.6 million for the period from January 1, 2006 to June 16, 2006.  We recorded no yield support during the period from January 1, 2005 to June 17, 2005.

          Depreciation and amortization.    Our depreciation and amortization expense totaled $21.1 million and $8.7 million for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have assigned shorter depreciable lives of 1 - 2 years for the furniture, fixtures and equipment of the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, and/or have undergone, significant renovations within two years of acquisition.

          Corporate expenses.    Our corporate expenses totaled $5.2 million and $7.9 million for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.  The Company recorded an expense of $3,736,250 during the fiscal quarter ended June 17, 2005 relating to the commitment to issue 382,500 deferred stock units to the Company’s senior executive officers.

          Interest expense.    Our interest expense totaled $15.1 million and $6.5 million for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively. The 2006 interest expense is related to mortgage debt incurred (or assumed) in connection with our acquisitions of our hotels ($14 million), amortization and write off of deferred financing costs ($0.5 million) and interest and unused facility fees on our credit facility ($0.6 million). The 2005 interest expense is related to mortgage debt incurred (or assumed) in connection with our acquisitions of our hotels ($5.6 million) and amortization and write off of deferred financing costs ($0.9 million).  As of June 16, 2006, we had property-specific mortgage debt outstanding on ten of our hotels. On all ten of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. Our weighted-average interest rate as of June 16, 2006 was 5.7%. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The Company did not have an outstanding balance under the credit facility as of June 16, 2006.

          Interest income.    We recorded interest income of $1,390,530 and $560,827 for the periods from January 1, 2006 to June 16, 2006 and January 1, 2005 to June 17, 2005, respectively.  Interest income increased from the comparable period in 2005 as a result of interest earned on cash received from the secondary offering completed in the second quarter of 2006.

          Income taxes.    We recorded income tax expense of $1,798,876 and $558,847 for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively.   The 2006 income tax expense was incurred on the $3,737,000 pre-tax income of our TRS for the period from January 1, 2006 to June 16, 2006.  The Company recorded an income statement charge of $1.4 million in the 2005 first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connection with our REIT election. This charge was offset by an income tax benefit of $0.8 million recorded on the pre-tax loss of our TRS for the period from January 1, 2005 to June 17, 2005.

Liquidity and Capital Resources

          Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our shareholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including maintenance and recurring capital expenditures as well as payments of interest and principal. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility.

          Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, existing cash balances, and borrowings as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

Our Financing Strategy

          We are committed to maintaining a conservative capital structure with aggregate leverage weighted towards long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital or lodging markets.

          As of June 16, 2006, 100% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 9 years. As of June 16, 2006, we had $662.8 million of debt outstanding.

          In the current market, we have a preference towards fixed-rate, long-term, limited recourse, single property specific debt. When possible and desirable, we will seek to replace short-term sources of capital with long-term financing. In addition to property-specific debt and our credit facility, we intend to use other financing methods as necessary, including obtaining funds from banks, institutional investors or other lenders, bridge loans, letters of credit and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our investments. In addition, we may issue publicly or privately placed debt instruments.

Our Senior Secured Revolving Credit Facility

          We are party to a $75 million senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent under the credit facility.  Citicorp North America, Inc. and Bank of America, N.A. are co-syndication agents under the credit facility.  We have the right to extend the maturity date and increase the amount of the credit facility to $250 million subject to the lenders’ approval.

          Interest is paid on the periodic advances under the credit facility at varying rates, based upon either LIBOR or the applicable prime rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding portfolio indebtedness in relation to the value of our assets from time-to-time, as follows:

	Leverage Ratio

	70% or greater	65% to 70%	less than 65%

Prime rate margin	1.25%	1.00%	0.75%
LIBOR margin	2.00%	1.75%	1.45%

          In addition to the interest payable on amounts outstanding under the credit facility, we are required to pay an amount equal to 0.35% of the unused portion of the credit facility.

          On April 5, 2006, we repaid the remaining outstanding balance of $33 million under the credit facility.  As of June 16, 2006, we did not have an outstanding balance under the credit facility.

          Our senior secured revolving credit facility contains various financial covenants. We complied with all of these covenants as of June 16, 2006. A summary of the most restrictive covenants, along with our corresponding value for each covenant, as of June 16, 2006, is as follows:

Covenant Test	Covenant		Value at June 16, 2006

Maximum leverage ratio	75%		47.3%
Minimum fixed charge coverage ratio	1.5	x	3.4	x
Unhedged floating rate debt as a percentage of total indebtedness	50%		0%
Minimum implied debt service ratio for the borrowing base assets for the trailing twelve months	1.40	x	N/A
Limitation on our distributions to stockholders	100%		50.5%

2006 Mortgage Financings

          On March 24, 2006, in connection with our acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the $220 million floating-rate loan with a fixed-rate loan bearing interest at 5.98% and a term of 10 years. The loan is interest only for 3.5 years, after which, the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid with a portion of the net proceeds of our secondary offering of common stock, which closed on April 4, 2006.

          On May 9, 2006, we refinanced the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue with a $51 million fixed-rate loan bearing interest at 6.48% and a term of 10 years.  The loan is interest only for five years, after which, the principal will amortize using a 30-year amortization schedule.  The new loan is a limited recourse loan secured by a mortgage on the property.

Sources and Uses of Cash

          Our principal sources of cash are cash from operations, borrowing under mortgage financings, draws on our senior secured credit facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

          Cash Provided by Operations.    Our cash provided by operations was $37.5 million for the period from January 1, 2006 to June 16, 2006, which is the result of our net income, adjusted for the impact of several non-cash charges, including $21.1 million of depreciation, $3.4 million of non-cash straight line ground rent, $0.5 million of amortization of deferred financing costs, and $1.2 million of stock compensation, offset by $0.5 million of amortization of unfavorable agreements and unfavorable working capital changes of $6.3 million. Our cash provided by operations was $4.3 million for the period from January 1, 2005 to June 17, 2005, which is the result of our $11.1 million net loss, adjusted for the impact of several non-cash charges, including $8.7 million of depreciation, $3.2 million of non-cash straight line ground rent, $1.0 million of amortization of deferred financing costs, $5.0 million of stock compensation, and unfavorable working capital changes of $2.8 million.

          Cash Used In Investing Activities.    Our cash used in investing activities was $171.1 million and $81.9 million for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively. During the period from January 1, 2006 to June 16, 2006, we utilized $145.6 million of cash for the acquisitions of the Chicago Marriott Downtown Magnificent Mile and Westin Atlanta North at Perimeter.  During the period from January 1, 2006 to June 16, 2006, we also incurred normal recurring capital expenditures at our other hotels of $26.0 million. During the period from January 1, 2005 to June 17, 2005, we utilized $72.2 million to acquire the Torrance Marriott.  During the period from January 1, 2005 to June 17, 2005, we also received $4 million of Key Money related to certain acquisitions, incurred normal recurring capital expenditures at our hotels of $3.7 million and paid $10.9 million for pre-acquisition costs related to the acquisition of the Blackacre Portfolio and Vail Marriott.

          Cash Provided by Financing Activities.    Approximately $233.0 million and $273.7 million of cash was provided by financing activities for the periods from January 1, 2006 to June 16, 2006, and January 1, 2005 to June 17, 2005, respectively. The cash provided by financing activities for the period from January 1, 2006 to June 16, 2006, primarily consists of $79.5 million of proceeds from a short-term loan incurred  in conjunction with the acquisition of the Chicago Marriott, $271 million of proceeds from the mortgage debt of the Chicago Marriott ($220 million) and the Courtyard Manhattan/Fifth Avenue ($51 million), $238.2 million of net proceeds from our secondary offering of our common stock, and $24.0 million in draws under the Company’s senior secured credit facility.  The cash provided by financing activities for the period from January 1, 2006 to June 16, 2006 was offset by the $325.5 repayment of debt, including the $220 variable-rate mortgage assumed in the acquisition of the Chicago Marriott, the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue, and the $79.5 million short-term loan incurred in conjunction with the acquisition of the Chicago Marriott, a $33.0 million repayment of the Company’s senior secured credit facility, $1.6 million of scheduled debt principal payments, $1.3 million payment of financing costs, and $18.3 million of dividend payments. The cash provided by financing activities for the period from January 1, 2005 to June 17, 2005, primarily consists of $44 million of proceeds from mortgage debt of the Torrance Marriott, and $290.2 million of net proceeds from the initial public offering of our common stock.  The cash provided by financing activities for the period from January 1, 2005 to June 17, 2005 was offset by $2.1 million of financing costs paid during the period, $56.9 million repayment of the Torrance and Sonoma debt and $1.4 million cash paid for scheduled mortgage debt principal payments.

          The following table summarizes our significant financing activities since January 1, 2006:

Transaction Date	Description of Transaction	Amount

January 25, 2006	Draw under senior secured credit facility	11.0 million
January 27, 2006	Payment of fourth quarter dividends	(8.9 million)
February 28, 2006	Draw under senior secured credit facility	5.0 million
March 9, 2006	Draw under senior secured credit facility	5.0 million
March 13, 2006	Draw under senior secured credit facility	3.0 million
March 24, 2006	Repayment of senior secured credit facility	(3.0 million)
March 24, 2006	Proceeds from Wachovia short-term loan	79.5 million
April 4, 2006	Proceeds from our follow on offering	239.2 million
April 5, 2006	Repayment of senior secured credit facility	(33.0 million)
April 5, 2006	Repayment of Wachovia short-term loan	(79.5 million)
April 11, 2006	Payment of first quarter dividends	(9.3 million)
May 9, 2006	Net proceeds from Courtyard Manhattan/Fifth Avenue refinancing	27.3 million
June 22, 2006	Payment of second quarter dividends	(12.8 million)

Dividend Policy

          Generally, we intend to continue to distribute to our stockholders each year on a regular quarterly basis sufficient amounts of our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Internal Revenue Code of 1986, as amended (the “Code”). In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	any excess non-cash income.

          During the first fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on April 11, 2006 to all stockholders of record as of March 24, 2006.   During the second fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on June 22, 2006 to all stockholders of record as of June 16, 2006.

Capital Expenditures

          The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of June 16, 2006, we had set aside $24.9 million for capital projects in property improvement funds ($19.3 million) and lender held restricted cash ($5.6 million). Funds held in property improvement funds for one hotel are not permitted to be applied to any other property.

          We have a number of significant capital projects currently planned or underway and we expect to spend approximately $89 million on such projects in 2006.  A description of the current status of significant capital projects is as follows:

•	Bethesda Marriott Suites: We completed all of the planned guest room renovations in the first quarter of 2006.

•	Courtyard Manhattan Fifth Avenue: We completed the guestroom and corridor renovation during 2005. The renovation of the lobby and other public spaces was completed in the second quarter of 2006.

•	Courtyard Manhattan Midtown East: During the first quarter, we substantially completed the renovation of guestrooms, lobby, restaurant and meeting space.

•

Frenchman’s Reef & Morning Star Marriott Beach Resort: In 2005, we completed the replacement of case goods in a portion of the guestrooms.  We are currently planning several significant projects at the hotel during 2006, including additional replacement of case goods in select rooms and the renovation of guestrooms, restaurants, and certain meeting space.  The work is expected to be done in the third and fourth quarter of this year.

•

Los Angeles Airport Marriott:  In 2005, we completed a renovation of the hotel ballroom, conversion of a food outlet to a junior ballroom and renovation of the hotel bar.  Additionally, we are currently completing a complete room renovation, which we have accelerated from 2007 to 2006.  The project consists of the renovation of the hotel guestrooms and bathrooms and is being funded, in part, by a $1.5 million non-recoverable contribution from Marriott International. The renovation is scheduled to be completed by the end of 2006.

•

Oak Brook Hills Marriott Resort: We will begin a significant renovation in the fourth quarter of 2006.  The renovation will include the hotel guestrooms and bathrooms, the hotel main ballroom and meeting rooms and the hotel lobby.

•

Orlando Airport Marriott:  We will begin a significant renovation in 2006. The renovation will include the hotel guestrooms and bathrooms, the hotel meeting rooms and the hotel lobby.  The renovation is scheduled for the third and fourth quarters of 2006.

•

Torrance Marriott: We are currently completing the renovation of the Torrance Marriott.  The initial phase of the project consisted of the renovation of the hotel guestroom soft goods and bathrooms and the renovation of the hotel’s main ballroom and meeting rooms, which were completed in January 2006. During the third quarter of 2006, renovations will include the hotel lobby and the conversion of a food and beverage outlet to meeting space.

•	Vail Marriott: We are currently designing a major renovation of the hotel ballrooms.

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

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

Net income (loss)	$13,896,680	$(5,824,555)	$18,262,694	$(11,086,066)
Interest expense	9,324,262	3,630,470	15,131,967	6,484,739
Income tax expense	1,828,790	478,990	1,798,876	558,847
Depreciation and amortization	12,078,225	4,340,984	21,125,333	8,703,130

EBITDA	$37,127,957	$2,625,889	$56,318,870	$4,660,650

          We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure.

	Fiscal Quarter Ended June 16, 2006	Fiscal Quarter Ended June 17, 2005	Period from January 1, 2006 to June 16, 2006	Period from January 1, 2005 to June 17, 2005

Net income (loss)	$13,896,680	$(5,824,555)	$18,262,694	$(11,086,066)
Real estate related depreciation and amortization	12,078,225	4,340,984	21,125,333	8,703,130

FFO	$25,974,905	$(1,483,571)	$39,388,027	$(2,382,936)

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

          Accounting for Yield Support.    Marriott has provided the Company with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “Yield Support”. Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

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

New Accounting Pronouncements

          FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006.  The Company does not expect FIN 48 to have a material impact on our results of operations, financial position, or cash flows.

Item 3.     Qualitative Disclosure about Market Risk

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. Our total outstanding debt at June 16, 2006 was approximately $662.8 million, none of which was variable rate debt. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $40.4 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $40.4 million. As of June 16, 2006, the fair value of the $662.8 million of fixed-rate debt was approximately $652.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on April 27, 2006. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(b)	Election of Directors: the following persons were elected as directors for a one-year term expiring at the Annual Meeting held in 2007.

	VOTES FOR	VOTES WITHHELD

William W. McCarten	38,875,750	1,334,059
John L. Williams	40,167,465	42,344
Daniel Altobello	39,222,394	987,415
W. Robert Grafton	39,509,544	700,265
Maureen L. McAvey	40,182,815	26,994
Gilbert T. Ray	40,137,757	72,052

(c)	Ratification of Independent Auditors: the selection of KPMG LLP as our independent auditors for fiscal year ending December 31, 2006 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED

40,188,348	17,062	4,400

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

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company

July 28, 2006	/s/ Michael D. Schecter

Michael D. Schecter
Executive Vice President,
General Counsel and Corporate Secretary