Form 10-Q
period 2006-09-08
DiamondRock Hospitality Co
filed 2006-10-23
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2006

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

          The registrant had 76,195,848 shares of its $0.01 par value common stock outstanding as of October 23, 2006.

Table of Contents

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets- September 8, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations For the Fiscal Quarters ended September 8, 2006 and September 9, 2005 and the Periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005	2

	Condensed Consolidated Statements of Cash Flows- For the Periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
September 8, 2006 and December 31, 2005

	September 8, 2006	December 31, 2005

	(Unaudited )
ASSETS
Property and equipment, at cost	$1,381,733,408	$899,309,856
Less: accumulated depreciation	(56,830,201)	(28,747,457)

	1,324,903,207	870,562,399
Deferred financing costs, net	3,450,127	2,846,661
Restricted cash	27,070,515	23,109,153
Due from hotel managers	42,828,456	38,964,986
Favorable lease asset, net	10,226,673	10,601,577
Prepaid and other assets	20,608,389	10,495,765
Cash and cash equivalents	93,082,205	9,431,741

Total assets	$1,522,169,572	$966,012,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, at face amount	$662,148,395	$428,394,735
Debt premium	2,670,227	2,782,322

Total debt	664,818,622	431,177,057
Deferred income related to key money	11,604,401	10,311,322
Unfavorable contract liabilities, net	88,371,703	5,384,431
Due to hotel managers	22,888,703	22,790,896
Dividends declared and unpaid	12,835,514	8,896,101
Accounts payable and accrued expenses	31,437,386	24,064,047

Total other liabilities	167,137,707	71,446,797

Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 70,441,632 and 50,819,864 shares issued and outstanding at September 8, 2006 and December 31, 2005, respectively	704,416	508,199
Additional paid-in capital	728,867,133	491,951,223
Accumulated deficit	(39,358,306)	(29,070,994)

Total shareholders’ equity	690,213,243	463,388,428

Total liabilities and shareholders’ equity	$1,522,169,572	$966,012,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 8, 2006 and September 9, 2005 and the
Periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Rooms	$76,804,975	$43,007,699	$212,593,189	$85,509,567
Food and beverage	31,319,744	17,607,225	92,065,252	31,812,477
Other	6,774,121	4,792,077	18,329,885	7,949,454

Total revenues	114,898,840	65,407,001	322,988,326	125,271,498

Operating Expenses:
Rooms	18,323,795	10,853,919	49,292,789	21,439,976
Food and beverage	21,831,929	13,658,368	62,141,105	24,420,522
Management fees	4,427,423	2,171,128	12,124,268	4,280,139
Other hotel expenses	40,300,608	24,887,133	109,273,487	49,247,846
Depreciation and amortization	12,796,842	7,369,396	33,922,175	16,072,526
Corporate expenses	2,812,119	2,452,887	8,025,371	10,399,626

Total operating expenses	100,492,716	61,392,831	274,779,195	125,860,635

Operating profit (loss)	14,406,124	4,014,170	48,209,131	(589,137)

Other Expenses (Income):
Interest income	(1,295,971)	(654,201)	(2,686,501)	(1,215,028)
Interest expense	9,057,682	4,156,249	24,189,649	10,640,988

Total other expenses	7,761,711	3,502,048	21,503,148	9,425,960

Income (loss) before income taxes	6,644,413	512,122	26,705,983	(10,015,097)
Income tax (expense) benefit	(173,616)	1,684,346	(1,972,492)	1,125,499

Net income (loss)	$6,470,797	$2,196,468	$24,733,491	$(8,889,598)

Earnings (loss) per share:
Basic and diluted	$0.09	$0.04	$0.38	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005

	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$24,733,491	$(8,889,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	33,922,175	16,072,526
Corporate asset depreciation as corporate expenses	107,821	75,166
Non-cash straight line ground rent	5,113,378	4,839,677
Non-cash financing costs as interest	668,617	1,100,820
Market value adjustment to interest rate caps	16,070	(11,402)
Amortization of debt premium and unfavorable contract liabilities	(937,639)	(139,234)
Amortization of deferred income	(206,921)	(106,867)
Stock-based compensation	2,020,301	5,582,077
Deferred income tax benefit	(1,103,252)	(1,125,499)
Changes in assets and liabilities:
Prepaid expenses and other assets	974,559	1,012,604
Restricted cash	966,864	(3,400,377)
Due to/from hotel managers	(3,765,664)	(11,837,240)
Accounts payable and accrued expenses	385,389	4,069,073

Net cash provided by operating activities	62,895,189	7,241,726

Cash flows from investing activities:
Hotel acquisitions	(145,566,189)	(530,905,343)
Hotel capital expenditures	(38,959,105)	(9,646,244)
Receipt of deferred key money	1,500,000	4,000,000
Change in restricted cash	(2,711,445)	(14,340,275)
Purchase deposits	(10,000,000)	—

Net cash used in investing activities	(195,736,739)	(550,891,862)

Cash flows from financing activities:
Proceeds from mortgage debt	271,000,000	246,500,000
Repayments of debt	(325,500,000)	(56,948,685)
Draws on senior secured credit facility	24,000,000	5,000,000
Proceeds from short-term loan	79,500,000	—
Repayments of senior secured credit facility	(33,000,000)	—
Scheduled mortgage debt principal payments	(2,246,340)	(2,146,538)
Payment of financing costs	(1,272,083)	(2,682,201)
Proceeds from sale of common stock	239,229,900	291,799,785
Payment of costs related to sale of common stock	(1,204,206)	(3,206,639)
Payment of taxes on vested shares	(3,078,302)	—
Payment of dividends	(30,936,955)	(1,680,656)

Net cash provided by financing activities	216,492,014	476,635,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005

	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

	(Unaudited)	(Unaudited)
Net increase (decrease) in cash and cash equivalents	$83,650,464	$(67,015,070)
Cash and cash equivalents, beginning of period	9,431,741	76,983,107

Cash and cash equivalents, end of period	$93,082,205	$9,968,037

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$21,442,775	$9,283,715

Cash paid for income taxes	$926,060	$1,114,363

Capitalized interest	$381,191	$107,111

Non Cash Investing and Financing Activities:
Assumption of mortgage debt	$220,000,000	$—

Repayments of mortgage debt with restricted cash	$—	$7,051,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.     Organization

          DiamondRock Hospitality Company (the “Company”) is a self-advised real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of September 8, 2006, we owned seventeen hotels comprising 7,683 rooms. These hotels are geographically diversified across major markets in the United States, with a concentration in New York City, Los Angeles, Atlanta and Chicago.

          We began operations in the third quarter of 2004, when we completed a private placement of our common stock and became a public company following our May 2005 initial public offering.  Subsequent to our initial public offering, we have completed two further common stock offerings, selling an aggregate of 25,070,000 shares of our common stock and raising aggregate net proceeds of $335.4 million.

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

          In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 8, 2006, the results of our operations for the fiscal quarters ended September 8, 2006 and September 9, 2005 and for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005, and cash flows for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005.   Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

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

Earnings (Loss) Per Share

          Basic earnings (loss) per share is calculated by dividing net income (loss), adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss), adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

Stock-based Compensation

          The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  The Company records the cost of awards with service conditions based on the grant-date fair value of the award.  That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

Key Money

          Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Key money is classified as deferred income on the accompanying condensed consolidated balance sheets and amortized against management fees on the accompanying condensed consolidated statements of operations.

Yield Support

          Marriott has provided the Company with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “Yield Support.” Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

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

3.     Property and Equipment

          Property and equipment as of September 8, 2006 (unaudited) and December 31, 2005 consists of the following:

	September 8, 2006	December 31, 2005

Land	$169,856,000	$125,466,000
Land improvements	5,593,922	5,593,922
Buildings	1,090,325,740	689,789,027
Furniture, fixtures and equipment	110,940,466	73,864,151
Corporate office equipment and CIP	5,017,280	4,596,756

	1,381,733,408	899,309,856
Less: accumulated depreciation	(56,830,201)	(28,747,457)

	$1,324,903,207	$870,562,399

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

          On April 4, 2006, the Company completed a follow-on offering of 19,320,000 shares of our common stock .The net proceeds to us, after deduction of offering costs, was $238.2 million.

          On September 20, 2006, the Company completed an additional follow-on offering of our common stock. We sold 5,750,000 shares of common stock.   The net proceeds to us, after deduction of offering costs, were $97.2 million.  The Company will use the net proceeds of this offering to complete the acquisition of the Conrad Chicago Hotel and to fund certain capital expenditures at our hotels as well as other general corporate purposes, including potential acquisitions of other hotels.

Preferred Shares

          The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 8, 2006 and December 31, 2005, there were no shares of preferred stock outstanding.

5.     Stock Incentive Plan

          Effective January 1, 2006, the Company adopted the provisions of SFAS 123R.  There was no financial statement impact of this adoption.

          As of September 8, 2006, the Company has issued or committed to issue 1,202,547 shares of our common stock under our 2004 Stock Option and Incentive Plan, including 461,527 shares of unvested restricted common stock and a commitment to issue 405,252 units of deferred common stock.

          As of September 8, 2006, the Company’s officers and employees have been awarded 944,360 shares of restricted common stock.  The aggregate fair value of these awards on the respective grants dates was $10,643,148.  The weighted average grant date fair value of these awards was $11.27 per share. As of September 8, 2006, 482,833 of these awards have vested.   The remaining share awards will vest as follows: 314,787 shares during 2007, 80,953 shares during 2008 and 65,787 shares during 2009.  None of the recipients were required to pay for such shares of common stock. As of September 8, 2006, the Company’s directors have been awarded 40,288 shares of common stock.  Shares issued to our directors were fully vested upon issuance.  Shares issued to our officers and employees vest over a three-year period from the date of the grant. As of September 8, 2006, the unrecognized compensation cost related to the share awards was $5,147,718 and the weighted- average period over which the unrecognized compensation expense will be recorded is approximately 16 months.

          At the time of our initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers.  These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date.  As of September 8, 2006, the Company has a commitment to issue 405,252 shares under this plan.  The share commitment increased from 382,500 to 405,252 since our initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock.  No expense has been recognized during the fiscal quarter ended September 8, 2006 or the period from January 1, 2006 to September 8, 2006 for these awards.  During the second quarter of 2005, the Company recorded $3,736,250 of stock based compensation expense related to these awards.

          In total, for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, the Company recorded $2,020,301 and $5,582,077, respectively and $862,603 and $612,567 during the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively, of stock-based compensation expense, which is included in corporate expenses in the accompanying statements of operations.

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

          The following is a reconciliation of the calculation of basic and diluted earnings per share:

Basic Earnings per Share Calculation:	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$6,470,797	$2,196,468	$24,733,491	$(8,889,598)
Dividends on unvested restricted common stock	(134,460)	(127,305)	(403,380)	(151,364)

Net income (loss) after dividends on unvested restricted common stock	$6,336,337	$2,069,163	$24,330,111	$(9,040,962)

Weighted-average number of common shares outstanding—basic	70,686,905	51,199,375	63,809,323	33,736,812

Basic earnings (loss) per share	$0.09	$0.04	$0.38	$(0.27)

Diluted Earnings per Share Calculation:	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$6,470,797	$2,196,468	$24,733,491	$(8,889,598)
Dividends on unvested restricted common stock	(134,460)	(127,305)	(403,380)	(151,364)

Net income (loss) after dividends on unvested restricted common stock	$6,336,337	$2,069,163	$24,330,111	$(9,040,962)

Weighted-average number of common shares outstanding—basic	70,686,905	51,199,375	63,809,323	33,736,812
Unvested restricted common stock	110,398	361,819	173,448	—

Weighted-average number of common shares outstanding—diluted	70,797,303	51,561,194	63,982,771	33,736,812

Diluted earnings (loss) per share	$0.09	$0.04	$0.38	$(0.27)

7.     Debt

           The Company has incurred limited recourse, property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company.   As of September 8, 2006, ten of our seventeen hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent.  As of September 8, 2006, the Company was in compliance with the financial covenants of our debt.

          The following table sets forth information regarding the Company’s debt as of September 8, 2006 (unaudited):

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$43,523,457	5.195%
Marriott Salt Lake City Downtown	37,269,220	5.50%
Courtyard Manhattan / Fifth Avenue	51,000,000	6.48%
Marriott Griffin Gate Resort	29,969,295	5.11%
Bethesda Marriott Suites	18,886,423	7.69%
Renaissance Worthington	57,400,000	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500,000	5.44%
Marriott Los Angeles Airport	82,600,000	5.30%
Orlando Airport Marriott	59,000,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000,000	5.98%

Total	$662,148,395

Weighted-Average Interest Rate		5.73%

          On March 24, 2006, in connection with our acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the $220 million floating-rate loan on April 7, 2006 with a 10-year fixed-rate loan bearing interest at 5.98%. The loan is interest-only for 3.5 years, after which the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid on April 5, 2006 with a portion of the net proceeds of our follow-on offering.

          On April 5, 2006, we repaid the $33 million outstanding balance under our credit facility with proceeds from our follow-on offering.  As of September 8, 2006, we did not have an outstanding balance under the credit facility.

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

          On August 11, 2006, we entered into a definitive binding agreement to acquire the 311-room Conrad Chicago Hotel.  The hotel will be acquired for a purchase price of $117.5 million, and is expected to close late in 2006.  We provided the seller with a $10 million non-refundable deposit in conjunction with entering into the binding purchase agreement.

          The preliminary purchase price allocation, including transaction costs, of the two recently acquired hotels to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change, are as follows (in thousands):

	Chicago	Westin Atlanta

Land	$36,900	$7,490
Building	347,921	51,124
Furniture, fixtures and equipment	7,152	3,400

Total fixed assets	391,973	62,014
Unfavorable contract liability	(83,812)	—
FF&E escrow and restricted cash	2,217	—
Accrued liabilities and other assets, net	(4,409)	(170)

Purchase Price	$305,969	$61,844

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

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

Revenues	$114,898,840	$97,089,498	$345,796,871	$310,121,839

Net income	6,480,685	1,913,140	23,185,395	4,485,135

Earnings per share – Basic and Diluted	$0.09	$0.03	$0.33	$0.06

9.     Dividends

          During the first fiscal quarter of 2006, the Company’s board of directors declared a cash dividend of $0.18 per share of our common stock.  The dividend was paid on April 11, 2006, to all stockholders of record as of March 24, 2006.   During the second fiscal quarter of 2006, the Company’s board of directors declared a cash dividend of $0.18 per share of our common stock.  The dividend was paid on June 22, 2006 to all stockholders of record as of June 16, 2006.   During the third fiscal quarter of 2006, the Company’s board of directors declared a cash dividend of $0.18 per share of our common stock.  The dividend was paid on September 19, 2006, to all stockholders of record as of September 8, 2006.

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

Overview

          We are a self-advised lodging real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of September 8, 2006, we owned seventeen hotels comprising 7,683 rooms. These hotels are geographically diversified across major markets in the United States.

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

          As of September 8, 2006, 100% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.73% and a weighted-average maturity date of 8.7 years. As of September 8, 2006, we had $662.1 million of debt outstanding.

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

          We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating or repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. We have budgeted to spend approximately $84 million in 2006 on identified value-added capital investment opportunities at our existing hotels. The opportunities range from room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott, Oak Brook Hills Marriott Resort and Orlando Airport Marriott). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with a minimal disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

Proven Acquisition Capability

          Since we completed our first acquisition in October 2004, through September 8, 2006, we have acquired seventeen premium hotels. We have acquired eleven of these hotels in off-market transactions, meaning that they were not made generally available to other companies around the time of the acquisition. We intend to make additional acquisitions that meet our stringent underwriting criteria. Consistent with this strategy, on May 2, 2006, we acquired the 369-room Westin Atlanta North at Perimeter at a contractual purchase price of $61.5 million and, on August 11, 2006, the Company entered into a definitive binding agreement to acquire the 311-room Conrad Chicago Hotel for a contractual purchase price of $117.5 million.  The Conrad Chicago acquisition is expected to close in the fourth quarter of 2006. We believe that the current environment presents an excellent opportunity to acquire hotels based on our view that lodging industry fundamentals are currently strong and will remain strong for some time to come.  .

          Generally, we invest in hotels that we believe are priced below replacement cost and are located in markets with attractive growth prospects and high barriers to entry. We are focused on acquiring premium full-service hotels located throughout North America and, to a lesser extent, premium select-service hotels in urban locations.

          We believe we have a competitive advantage in acquiring hotels through our unique investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Our investment sourcing relationship with Marriott provides us, subject to certain limitations, with a “first look” at hotel acquisition and investment opportunities known to Marriott. As a result of Marriott’s extensive network, relationships and knowledge, we have preferred access to a unique source of hotel investment opportunities, many of which may not be available to other hospitality companies. Since our formation in May 2004, Marriott has provided us with access to several billion dollars of off-market acquisition opportunities. Our relationship with Marriott has facilitated the acquisition of eight of our hotels, including the Marriott Griffin Gate Resort and The Lodge at Sonoma, a Renaissance Resort & Spa, both of which we acquired directly from Marriott.  (Neither we nor Marriott have entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship.  Our investment sourcing relationship may be modified or terminated at any time by either party.)

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

          Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 67% of our total revenues for the fiscal quarter ended September 8, 2006 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

          The following table sets forth certain operating information for each of our hotels for the period from January 1, 2006 to September 8, 2006. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period.

Property	Location	Number of Rooms	Average Occupancy(%)	ADR($)	RevPAR($)	% Change from 2005 RevPAR

Chicago Marriott	Chicago, Illinois	1,192	84.9	202.99	172.36	16.8
Los Angeles Airport Marriott	Los Angeles, California	1,004	77.8	114.04	88.78	10.5
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	70.7	129.39	91.42	6.7
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	504	85.5	225.67	193.01	11.0
Renaissance Worthington	Fort Worth, Texas	504	77.2	163.82	126.44	8.5
Torrance Marriott	Los Angeles County, California	487	82.5	109.50	90.39	7.2
Orlando Airport Marriott	Orlando, Florida	486	75.9	111.62	84.68	3.6
Marriott Griffin Gate Resort	Lexington, Kentucky	408	62.8	127.17	79.86	2.4
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384	56.9	130.53	74.27	18.0
Westin Atlanta North at Perimeter (2)	Atlanta, Georgia	369	66.0	142.20	93.91	19.8
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	68.6	224.87	154.15	20.8
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	64.4	141.82	91.36	13.8
Courtyard Manhattan/Midtown East	New York, New York	312	81.7	234.27	191.37	5.5
Bethesda Marriott Suites	Bethesda, Maryland	272	73.0	172.76	126.10	2.6
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	69.1	114.17	78.84	93.7
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.4	228.19	204.02	45.6
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	71.8	214.62	154.12	8.6

TOTAL/WEIGHTED AVERAGE		7,683	75.4	160.75	121.20	12.2

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa report operations on a calendar month and year basis.  The period from January 1, 2006 to September 8, 2006 includes the operations for the period from January 1, 2006 to August 31, 2006 for these two hotels.

(2)

The Westin Atlanta North at Perimeter reports operations on a calendar month and year basis.  The period from January 1, 2006 to September 8, 2006, includes the operations for the period from May 2, 2006 (date of acquisition) to August 31, 2006.

Significant highlights for the Fiscal Quarter ended September 8, 2006 and subsequent period are as follows:

          Agreement to acquire the Conrad Chicago.  On August 11, 2006, we entered into a definitive binding agreement to acquire the 311-room Conrad Chicago Hotel. The hotel will be acquired for a purchase price of $117.5 million and is expected to close in the fourth quarter of 2006.

          Payment of Third Quarter Dividend.  During the third fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on September 19, 2006 to all recorded holders of our common stock as of September 8, 2006.

          Offering of Common Stock.  On September 20, 2006, the Company completed a follow-on offering of our common stock. We sold 5,750,000 shares of common stock at a net price of $16.90 per share.   The net proceeds to us, after deduction of offering costs, were $97.2 million.

Results of Operations

Fiscal Quarter Ended September 8, 2006

          As of September 8, 2006, we owned seventeen hotels. Our total assets were $1.5 billion as of September 8, 2006. Total liabilities were $832.0 million as of September 8, 2006, including $664.8 million of debt. Shareholders’ equity was approximately $690.2 million as of September 8, 2006. Our total assets were $966 million as of December 31, 2005. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005.  Our net income for the fiscal quarter ended September 8, 2006 was $6.5 million compared to $2.2 million for the fiscal quarter ended September 9, 2005. We acquired nine of our seventeen hotels during 2005 and three of our seventeen hotels after the third fiscal quarter of 2005. Accordingly, the current period results are not comparable to the results for the corresponding period in 2005.

          Revenue.     Our revenues totaled $114.9 million and $65.4 million for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively, consist of the following:

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005

Rooms	$76,804,975	$43,007,699
Food and beverage	31,319,744	17,607,225
Other	6,774,121	4,792,077

Total revenues	$114,898,840	$65,407,001

          Individual hotel revenues for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively, consist of the following (in millions):

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005

Chicago Marriott	$24.4	$—
Los Angeles Airport Marriott	11.5	10.6
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	10.9	7.4
Renaissance Worthington	7.5	6.5
Oak Brook Hills Marriott Resort	7.2	3.1
Marriott Griffin Gate Resort	5.8	5.8
Courtyard Manhattan/Midtown East	5.7	5.0
Salt Lake City Marriott Downtown	5.7	5.4
Vail Marriott Mountain Resort & Spa (1)	5.1	3.3
Torrance Marriott	5.2	5.0
The Lodge at Sonoma, a Renaissance Resort & Spa	5.0	4.6
Westin Atlanta North at Perimeter (1)	4.8	—
Orlando Airport Marriott	4.0	—
Bethesda Marriott Suites	3.7	3.8
Marriott Atlanta Alpharetta	3.5	2.8
Courtyard Manhattan/Fifth Avenue	3.4	1.6
SpringHill Suites Atlanta Buckhead	1.5	0.5

Total	$114.9	$65.4

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, and Westin Atlanta North at Perimeter report operations on a calendar month and year basis.  The third fiscal quarter includes the operations for the period from June 1, 2006 to August 31, 2006 for these three hotels.

          The following pro forma key hotel operating statistics for our hotels for each of the fiscal quarters ended September 8, 2006 and September 9, 2005.  The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable prior year period to our ownership period.

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	% Change

Occupancy%	76.1%	74.5%	1.6 percentage points
ADR	$155.19	$138.22	12.3%
RevPAR	$118.06	$103.02	14.6%

          The hotel operating statistics presented below are pro forma as they include the results of operations of the hotels under previous ownership for the comparable prior year period to our ownership period. Individual hotel RevPAR for the fiscal quarters ended September 8, 2006 and September 9, 2005 is as follows:

Property	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	% Change from 2005

Bethesda Marriott Suites	$124.21	$122.77	1.2%
Chicago Marriott	174.52	141.95	22.9
Courtyard Manhattan/Midtown East	208.79	186.25	12.1
Courtyard Manhattan/Fifth Avenue	215.30	103.77	107.5
Frenchman’s Reef & Morning Star Marriott Beach Resort	144.25	131.50	9.7
Los Angeles Airport Marriott	81.89	80.86	1.3
Marriott Atlanta Alpharetta	90.06	76.44	17.8
Marriott Griffin Gate Resort	87.02	82.76	5.1
Oak Brook Hills Marriott Resort	92.70	72.51	27.8
Orlando Airport Marriott	64.19	67.44	(4.8)
Renaissance Worthington	111.61	105.20	6.1
Salt Lake City Marriott Downtown	91.14	89.12	2.3
The Lodge at Sonoma, a Renaissance Resort & Spa	198.29	185.62	6.8
SpringHill Suites Atlanta Buckhead	74.26	38.34	93.7
Torrance Marriott	95.32	86.96	9.6
Vail Marriott Mountain Resort & Spa	101.35	82.97	22.2
Westin Atlanta North at Perimeter	96.30	78.79	22.2

Total	$118.06	$103.02	14.6%

          Hotel operating expenses.    Our hotel operating expenses totaled $84.9 million for the fiscal quarter ended September 8, 2006 compared to $51.6 million for the fiscal quarter ended September 9, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively, consist of the following (in millions):

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005

Rooms departmental expenses	$18.3	$10.9
Food and beverage departmental expenses	21.8	13.7
Other hotel expenses	34.3	21.0
Base management fees	3.2	2.0
Yield support	(0.8)	—
Incentive management fees	2.0	0.2
Property taxes	4.0	1.7
Ground rent—Contractual	0.4	0.4
Ground rent—Non-cash	1.7	1.7

Total operating expenses	$84.9	$51.6

          In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels.  The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations.  We are entitled to up to $2.5 million of yield support through December 31, 2007 for the Oak Brook Hills Marriott, $1.0 million of yield support through December 31, 2006 at the Orlando Airport Marriott and $100,000 in each of 2006 and 2007 for the Buckhead SpringHill Suites.  We currently anticipate that we will recognize $3.2 million of yield support in 2006.  We recorded yield support of $0.8 million for the fiscal quarter ended September 8, 2006.  We recorded no yield support during the fiscal quarter ended September 9, 2005.

          Depreciation and amortization.    Our depreciation and amortization expense totaled $12.8 million and $7.4 million for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively. Depreciation and amortization is recorded over 40 years on our hotel buildings for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have assigned shorter depreciable lives of 1 to 2 years for the acquired furniture, fixtures and equipment of the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, (and/or have undergone), significant renovations within two years of acquisition.

          Corporate expenses.    Our corporate expenses totaled $2.8 million and $2.5 million for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.

          Interest expense.    Our interest expense totaled $9.1 million and $4.2 million for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively. The 2006 interest expense is related to mortgage debt ($8.8 million), amortization and write off of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million). The 2005 interest expense is related to mortgage debt ($4.0 million), amortization of deferred financing costs ($0.1 million) and interest and unused facility fees on our credit facility ($0.1 million).  As of September 8, 2006, we had property-specific mortgage debt outstanding on ten of our hotels. On all ten of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. As of September 8, 2006, our weighted-average interest rate was 5.73%. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The Company did not have an outstanding balance under the credit facility as of September 8, 2006.

          Interest income.  We recorded interest income of $1,295,971 and $654,201 for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively.  Interest income increased from the comparable period in 2005 as a result of interest earned on cash received from the secondary offering completed in the second quarter of 2006.

          Income taxes.    We recorded income tax expense of $173,616 and an income tax benefit of $1,684,346 for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively, primarily based on TRS losses of $44,251 and  $3,233,920 for the fiscal quarters ended September 8, 2006 and September 9, 2005, respectively.

Period from January 1, 2006 to September 8, 2006

          As of September 8, 2006, we owned seventeen hotels. Our total assets were $1.5 billion as of September 8, 2006. Total liabilities were $832.0 million as of September 8, 2006, including $664.8 million of debt. Shareholders’ equity was approximately $690.2 million as of September 8, 2006. Our total assets were $966 million as of December 31, 2005. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005.  Our net income for the period from January 1, 2006 to September 8, 2006 was $24.7 million compared to a net loss of $8.9 million for the period from January 1, 2005 to September 9, 2005. We acquired nine of our seventeen hotels during 2005 and three of our seventeen hotels after the third fiscal quarter of 2005. Accordingly, the current period results are not comparable to the results for the corresponding period in 2005.

          Revenue.    Our revenues totaled $323.0 million and $125.3 million for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005, respectively. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005, respectively, consist of the following:

	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

Rooms	$212,593,189	$85,509,567
Food and beverage	92,065,252	31,812,477
Other	18,329,885	7,949,454

Total revenues	$322,988,326	$125,271,498

          Individual hotel revenues for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively, consist of the following (in millions):

	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

Chicago Marriott	$48.8	$—
Los Angeles Airport Marriott	38.2	10.6
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	37.2	7.4
Renaissance Worthington	26.4	6.5
Vail Marriott Mountain Resort & Spa (1)	18.6	3.3
Salt Lake City Marriott Downtown	17.5	16.2
Oak Brook Hills Marriott Resort	17.3	3.1
Marriott Griffin Gate Resort	16.5	16.1
Orlando Airport Marriott	16.0	—
Torrance Marriott	15.5	14.9
Courtyard Manhattan/Midtown East	15.5	14.8
The Lodge at Sonoma, a Renaissance Resort & Spa	12.5	11.2
Bethesda Marriott Suites	11.4	11.2
Marriott Atlanta Alpharetta	10.9	2.8
Courtyard Manhattan/Fifth Avenue	9.6	6.7
Westin Atlanta North at Perimeter (2)	6.3	—
SpringHill Suites Atlanta Buckhead	4.8	0.5

Total	$323.0	$125.3

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa report operations on a calendar month and year basis.  The year to date revenues listed above includes the operations for the period from January 1, 2006 to August 31, 2006 for these two hotels.

(2)

The Westin Atlanta North at Perimeter reports operations on a calendar month and year basis and was acquired on May 2, 2006.  The year to date revenues listed above includes the operations for the period from May 2, 2006 to August 31, 2006 for this hotel.

          The following pro forma key hotel operating statistics for our hotels for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005.  The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period.

	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005	% Change

Occupancy%	75.4%	74.5%	0.9 percentage points
ADR	$160.75	$145.04	10.8%
RevPAR	$121.20	$108.03	12.2%

          The hotel operating statistics presented below are pro forma as they include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. Individual hotel RevPAR for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005 are as follows:

Property	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005	% Change from 2005

Bethesda Marriott Suites	$126.10	$122.92	2.6%
Chicago Marriott	172.36	147.58	16.8
Courtyard Manhattan/Midtown East	191.37	181.31	5.5
Courtyard Manhattan/Fifth Avenue	204.02	140.10	45.6
Frenchman’s Reef & Morning Star Marriott Beach Resort	193.01	173.81	11.0
Los Angeles Airport Marriott	88.78	80.37	10.5
Marriott Atlanta Alpharetta	91.36	80.27	13.8
Marriott Griffin Gate Resort	79.86	77.99	2.4
Oak Brook Hills Marriott Resort	74.27	62.95	18.0
Orlando Airport Marriott	84.68	81.72	3.6
Renaissance Worthington	126.44	116.50	8.5
Salt Lake City Marriott Downtown	91.42	85.69	6.7
The Lodge at Sonoma, a Renaissance Resort & Spa	154.12	141.89	8.6
SpringHill Suites Atlanta Buckhead	78.84	38.34	93.7
Torrance Marriott	90.39	84.29	7.2
Westin Atlanta North at Perimeter	93.91	78.39	19.8
Vail Marriott Mountain Resort & Spa	154.15	127.64	20.8

Total	$121.20	$108.03	12.2%

          Hotel operating expenses.    Our hotel operating expenses totaled $232.8 million for the period from January 1, 2006 to September 8, 2006 compared to $99.4 million for the period from January 1, 2005 to September 9, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005, respectively, consist of the following (in millions):

	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

Rooms departmental expenses	$49.3	$21.4
Food and beverage departmental expenses	62.1	24.4
Other hotel expenses	92.1	39.3
Base management fees	9.3	4.1
Yield support	(2.4)	—
Incentive management fees	5.2	0.2
Property taxes	10.8	3.8
Ground rent—Contractual	1.3	1.3
Ground rent—Non-cash	5.1	4.9

Total operating expenses	$232.8	$99.4

          In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels.  The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations.  Across our portfolio, we are entitled to up to $2.5 million of yield support through December 31, 2007 for the Oak Brook Hills Marriott, $1.0 million of yield support through December 31, 2006 at the Orlando Airport Marriott and $100,000 in each of 2006 and 2007 for the Buckhead SpringHill Suites.  We currently anticipate that we will recognize $3.2 million of yield support in 2006.  We recorded yield support of $2.4 million for the period from January 1, 2006 to September 8, 2006.  We recorded no yield support during the period from January 1, 2005 to September 9, 2005.

          Depreciation and amortization.    Our depreciation and amortization expense totaled $33.9 million and $16.1 million for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have assigned shorter depreciable lives of 1 - 2 years for the acquired furniture, fixtures and equipment of the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, and/or have undergone, significant renovations within two years of acquisition.

          Corporate expenses.    Our corporate expenses totaled $8.0 million and $10.4 million for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors’ fees.  The Company recorded an expense of $3,736,250 during the second quarter of 2005 relating to the commitment to issue 382,500 deferred stock units to the Company’s senior executive officers.

          Interest expense.    Our interest expense totaled $24.2 million and $10.6 million for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively. The 2006 interest expense is related to mortgage debt ($22.8 million), amortization and write off of deferred financing costs ($0.7 million) and interest and unused facility fees on our credit facility ($0.7 million). The 2005 interest expense is related to mortgage debt ($9.4 million), amortization and write off of deferred financing costs ($1.1 million) and interest and unused facility fees on our credit facility ($0.1 million).  As of September 8, 2006, we had property-specific mortgage debt outstanding on ten of our hotels. On all ten of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. Our weighted-average interest rate as of September 8, 2006 was 5.73%. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The Company did not have an outstanding balance under the credit facility as of September 8, 2006.

          Interest income.  We recorded interest income of $2,686,501 and $1,215,028 for the periods from January 1, 2006 to September 8, 2006 and January 1, 2005 to September 9, 2005, respectively.  Interest income increased from the comparable period in 2005 as a result of interest earned on cash received from the secondary offering completed in the second quarter of 2006.

          Income taxes.    We recorded income tax expense of $1,972,492 and an income tax benefit of $1,125,499 for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively.   The 2006 income tax expense was incurred on the $3,692,749 pre-tax income of our TRS for the period from January 1, 2006 to September 8, 2006.  The Company recorded an income statement charge of $1.4 million in the 2005 first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connection with our REIT election. This charge was offset by an income tax benefit of $2.5 million recorded on the pre-tax loss of our TRS for the period from January 1, 2005 to September 9, 2005.

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

          As of September 8, 2006, 100% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.73%, and a weighted-average maturity of 8.7 years. As of September 8, 2006, we had $662.1 million of debt outstanding.

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

Our Senior Secured Revolving Credit Facility

          We are party to a $75 million senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent under the credit facility.  Citicorp North America, Inc. and Bank of America, N.A. are co-syndication agents under the credit facility.  We have the right to extend the maturity date (currently July 28, 2008) and increase the amount of the credit facility to $250 million subject to the lenders’ approval.

          Interest is paid on the periodic advances under the credit facility at varying rates, based upon either LIBOR or the applicable prime rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding portfolio indebtedness in relation to the value of our assets from time-to-time, as follows:

	Leverage Ratio

	70 % or greater	65% to 70%	less than 65%

Prime rate margin	1.25%	1.00%	0.75%
LIBOR margin	2.00%	1.75%	1.45%

          In addition to the interest payable on amounts outstanding under the credit facility, we are required to pay an amount equal to 0.35% of the unused portion of the credit facility.

          As of September 8, 2006, we did not have an outstanding balance under the credit facility.

          Our senior secured revolving credit facility contains various financial covenants. We complied with all of these covenants as of September 8, 2006. A summary of the most restrictive covenants, along with our corresponding value for each covenant, as of September 8, 2006, is as follows:

Covenant Test	Covenant		Value at September 8, 2006

Maximum leverage ratio	75%		47.7%
Minimum fixed charge coverage ratio	1.5	x	2.73	x
Maximum unhedged floating rate debt as a percentage of total indebtedness	50%		0%
Minimum implied debt service ratio for the borrowing base assets for the trailing twelve months	1.40	x	N/A
Limitation on our distributions to stockholders	100%		59.7%

 2006 Mortgage Financings

          On March 24, 2006, in connection with our acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the $220 million floating-rate loan with a fixed-rate loan bearing interest at 5.98% and a term of 10 years. The loan is interest only for 3.5 years, after which, the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid with a portion of the net proceeds of our follow-on offering of common stock, which closed on April 4, 2006.

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

          Cash Provided by Operations.    Our cash provided by operations was $62.9 million for the period from January 1, 2006 to September 8, 2006, which is the result of our net income, adjusted for the impact of several non-cash charges, including $33.9 million of depreciation, $5.1 million of non-cash straight line ground rent, $0.7 million of amortization of deferred financing costs, and $2.0 million of stock compensation, offset by $0.9 million of amortization of unfavorable agreements and unfavorable working capital changes of $2.4 million. Our cash provided by operations was $7.2 million for the period from January 1, 2005 to September 9, 2005, which is the result of our $8.9 million net loss, adjusted for the impact of several non-cash charges, including $16.1 million of depreciation, $4.8 million of non-cash straight line ground rent, $1.1 million of amortization of deferred financing costs and loan repayment losses, $5.6 million of stock compensation, offset by an unfavorable working capital changes of $6.8 million.

          Cash Used In Investing Activities.    Our cash used in investing activities was $195.7 million and $550.9 million for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively. During the period from January 1, 2006 to September 8, 2006, we utilized $145.6 million of cash for the acquisitions of the Chicago Marriott Downtown Magnificent Mile ($86.0 million) and Westin Atlanta North at Perimeter ($59.6 million).  During the period from January 1, 2006 to September 8, 2006, we also incurred normal recurring capital expenditures at our other hotels of $39.0 million and we made a $10 million cash deposit on the Conrad Chicago acquisition. During the period from January 1, 2005 to September 9, 2005, we utilized $61.5 million to acquire the Torrance Marriott, $309.5 million to acquire the Blackacre Portfolio, $60.7 million to acquire the Vail Marriott, $66.1 million to acquire the Oak Brook Hills Marriott Resort, and $33.1 million to acquire the Buckhead Atlanta SpringHill Suites.  During the period from January 1, 2005 to September 9, 2005, we also received $4 million of key money related to certain acquisitions, incurred normal recurring capital expenditures at our hotels of $9.6 million and deposited $14.3 million of restricted cash in various FF&E escrow accounts in conjunction with the acquisitions of our hotels.

          Cash Provided by Financing Activities.    Approximately $216.5 million and $476.6 million of cash was provided by financing activities for the periods from January 1, 2006 to September 8, 2006, and January 1, 2005 to September 9, 2005, respectively. The cash provided by financing activities for the period from January 1, 2006 to September 8, 2006, primarily consists of $79.5 million of proceeds from a short-term loan incurred  in conjunction with the acquisition of the Chicago Marriott, $271 million of proceeds from the mortgage debt of the Chicago Marriott ($220 million) and the Courtyard Manhattan/Fifth Avenue ($51 million), $238.0 million of net proceeds from sales of our common stock, and $24.0 million in draws under the Company’s senior secured credit facility.  The cash provided by financing activities for the period from January 1, 2006 to September 8, 2006 was offset by the $325.5 million repayment of debt, including the $220 million variable-rate mortgage assumed in the acquisition of the Chicago Marriott, the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue, $3 million repayment of the senior secured credit facility and the $79.5 million short-term loan incurred in conjunction with the acquisition of the Chicago Marriott, a $33.0 million repayment of the Company’s senior secured credit facility, $2.2 million of scheduled debt principal payments, $1.3 million payment of financing costs, and $30.9 million of dividend payments. The cash provided by financing activities for the period from January 1, 2005 to September 9, 2005, primarily consists of $288.6 million of net proceeds from the initial public offering our common stock, $246.5 million of proceeds from mortgage debt of the Torrance Marriott ($44 million), the Los Angeles Airport Marriott ($82.6 million), the Worthington Renaissance ($57.4 million) and the Frenchman’s Reef Marriott & Morning Star Resort ($62.5 million), and proceeds from a $5 million draw under the senior secured credit facility. The cash provided by financing activities for the period from January 1, 2005 to September 9, 2005 was offset by $2.7 million of financing costs paid during the period, $56.9 million repayment of the Torrance and Sonoma debt, $1.7 million of dividend payments and $2.1 million cash paid for scheduled mortgage debt principal payments.

          The following table summarizes our significant financing activities since January 1, 2006:

Transaction Date	Description of Transaction	Amount

January 25, 2006	Draw under senior secured credit facility	$11.0 million
January 27, 2006	Payment of fourth quarter dividends	(8.9 million	)
February 28, 2006	Draw under senior secured credit facility	5.0 million
March 9, 2006	Draw under senior secured credit facility	5.0 million
March 13, 2006	Draw under senior secured credit facility	3.0 million
March 24, 2006	Repayment of senior secured credit facility	(3.0 million	)
March 24, 2006	Proceeds from Wachovia short-term loan	79.5 million
April 4, 2006	Proceeds from our follow on offering	239.2 million
April 5, 2006	Repayment of senior secured credit facility	(33.0 million	)
April 5, 2006	Repayment of Wachovia short-term loan	(79.5 million	)
April 11, 2006	Payment of first quarter dividends	(9.3 million	)
May 9, 2006	Net proceeds from Courtyard Manhattan/Fifth Avenue refinancing	27.3 million
June 22, 2006	Payment of second quarter dividends	(12.8 million	)
July 28, 2006	Payment of Conrad Chicago deposit	(10.0 million	)
September 19, 2006	Payment of third quarter dividends	(12.7 million	)
September 26, 2006	Proceeds from stock offering	97.2 million

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

          During the first fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on April 11, 2006 to all stockholders of record as of March 24, 2006.   During the second fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on June 22, 2006 to all stockholders of record as of June 16, 2006.   During the third fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock.  The divided was paid on September 19, 2006 to all stockholders of record as of September 8, 2006.

Capital Expenditures

          The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of September 8, 2006, we had set aside $27.1 million for capital projects in property improvement funds ($25.7 million) and lender held restricted cash ($1.4 million). Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

          We have a number of significant capital projects currently planned or underway and we expect to spend  a total of approximately $84 million on such projects in 2006.  A description of the current status of significant capital projects is as follows:

•	Bethesda Marriott Suites: We completed all of the planned guest room renovations in the first quarter of 2006.

•	Courtyard Manhattan Fifth Avenue: We completed the guestroom and corridor renovation during 2005. The renovation of the lobby and other public spaces was completed in the second quarter of 2006.

•	Courtyard Manhattan Midtown East: During the first quarter of 2006, we completed the renovation of guestrooms, lobby, restaurant and meeting space.

•

Frenchman’s Reef & Morning Star Marriott Beach Resort: In 2005, we completed the replacement of case goods in a portion of the guestrooms.  The hotel is currently undergoing several significant projects, including additional replacement of case goods in select rooms and the renovation of guestrooms, restaurants, and certain meeting space.  The work is expected to be substantially completed in the fourth quarter of this year.

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

•

Orlando Airport Marriott:  We began a significant renovation in 2006.  The renovation includes the hotel guestrooms and bathrooms, the hotel meeting rooms and the hotel lobby.  The renovation began in the third quarter of 2006 and is scheduled to be competed by the end of 2006.

•

Torrance Marriott: We are currently completing the renovation of the Torrance Marriott.  The initial phase of the project consisted of the renovation of the hotel guestroom soft goods and bathrooms and the renovation of the hotel’s main ballroom and meeting rooms, which were completed in January 2006.  During the third quarter of 2006, we began renovations that include the hotel lobby and the conversion of a food and beverage outlet to meeting space.

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

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

Net income (loss)	$6,470,797	$2,196,468	$24,733,491	$(8,889,598)
Interest expense	9,057,682	4,156,249	24,189,649	10,640,988
Income tax expense (benefit)	173,616	(1,684,346)	1,972,492	(1,125,499)
Depreciation and amortization	12,796,842	7,369,396	33,922,175	16,072,526

EBITDA	$28,498,937	$12,037,767	$84,817,807	$16,698,417

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

	Fiscal Quarter Ended September 8, 2006	Fiscal Quarter Ended September 9, 2005	Period from January 1, 2006 to September 8, 2006	Period from January 1, 2005 to September 9, 2005

Net income (loss)	$6,470,797	$2,196,468	$24,733,491	$(8,889,598)
Real estate related depreciation and amortization	12,796,842	7,369,396	33,922,175	16,072,526

FFO	$19,267,639	$9,565,864	$58,655,666	$7,182,928

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

          Stock-based Compensation.    The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  The Company records the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

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

New Accounting Pronouncements

          FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006.  The Company does not expect FIN 48 to have a material impact on our results of operations, financial position, or cash flows.

          Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on the Company’s results of operations, financial position, or cash flows.

          Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 will not have an impact on the Company’s results of operations, financial position, or cash flow.

Item 3.   Qualitative Disclosure about Market Risk

          Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at September 8, 2006 was approximately $662.1 million, none of which was variable rate debt. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $35.9 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $35.9 million. As of September 8, 2006, the fair value of the $662.1 million of fixed-rate debt was approximately $653.1 million.

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

Item 1A.  Risk Factors

          There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 other than the addition of the following risk:

If we do not complete the acquisition of the Conrad Chicago Hotel, we will have incurred substantial expenses without our stockholders realizing the expected benefits.

          If we are unable to complete the acquisition of the Conrad Chicago Hotel, we may lose the $10 million non-refundable deposit that we have provided to the seller and we may have to expense the significant due diligence, legal and accounting costs that we have incurred in connection with this acquisition.  We cannot assure you that we will acquire the Conrad Chicago Hotel because the proposed acquisition is subject to a variety of factors, including the satisfaction of closing conditions.

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

DiamondRock Hospitality Company

October 23, 2006

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Chief Accounting Officer and Corporate Controller	Executive Vice President, General Counsel and Corporate Secretary