Form 10-K
period 2006-12-31
DiamondRock Hospitality Co
filed 2007-03-01
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒   No☐

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

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 16, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was $949.4 million (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of February 28, 2007 there were 94,534,132 shares of common stock outstanding.

Documents Incorporated by Reference

Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated by reference in Part III herein.

DIAMONDROCK HOSPITALITY COMPANY

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.                        Business

Overview

We are a lodging focused real estate company that owns, as of February 28, 2007, twenty-one hotels and resorts that contain nearly 10,000 guest rooms.

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•        high quality urban and resort focused real estate;

•        conservative capital structure; and

•        thoughtful asset management.

High Quality Urban and Resort Focused Real Estate

We own and seek to acquire premium hotels and resorts in North America. Since our formation in May 2004, we have acquired 21 properties, with purchase prices aggregating over $2 billion, including five hotels with purchase prices aggregating over $700 million in 2006. These hotels and resorts are all categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resorts (such as the U.S. Virgin Islands and Vail, Colorado). We believe that these gateway cities and destination resorts are high growth markets because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers to entry and expensive construction costs.

We believe that the higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

Conservative Capital Structure

We are committed to maintaining a conservative and flexible capital structure with prudent leverage levels. During 2004 through 2006, we have taken advantage of the low interest environment by fixing our debt rates for an extended period of time. Depending on the outlook for interest rates in the future we maintain the flexibility to modify these strategies.

As of December 31, 2006, 100% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.69%, and a weighted-average maturity date of 8.8 years. As of December 31, 2006, we had $841.2 million of debt outstanding, representing a net debt-to-enterprise value ratio of 37%, which is calculated as our market capitalization plus net debt.

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

Thoughtful Asset Management

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

Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006, we completed a significant amount of capital reinvestment in our hotels—completing projects that ranged from a room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

A core of our asset management strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, as a result, all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of the hotels are operated by the brand company directly. Generally, we are interested in acquiring only those hotels that are operated under a nationally recognized brand or can be converted into a branded hotel.

Our Company

We commenced operations in July 2004. As of December 31, 2006, we owned 20 hotels that contained over 9,000 hotel rooms, located in the following markets: Atlanta, Georgia (4); Austin, Texas; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York

(2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. The address of our principal executive office is 6903 Rockledge Drive, Suite 800, Bethesda, Maryland 20817. Our phone number is 240-744-1150.

Recent Developments

Follow-on offering. We completed a follow-on offering of our common stock on January 17, 2007. We sold 18,342,500 shares of common stock, including the underwriters’ over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to us, after deduction of offering costs, was $317.6 million.

Acquisition of the Westin Boston Waterfront Hotel. Subsequent to year end, we acquired a leasehold interest in the Westin Boston Waterfront Hotel and in the attached 100,000 square feet of potential retail space. We also purchased an option to acquire a leasehold interest in an adjacent parcel of land which could permit us to expand the hotel (or construct a new hotel) by more than 300 rooms. The contractual purchase price for the Westin Boston Waterfront Hotel, the retail space, and the expansion option was $330.3 million. The Westin Boston Waterfront Hotel opened in June 2006 and contains 793 rooms and 32,000 square feet of meeting space.

Amended and Restated Credit Facility. We amended and restated our $75 million secured credit facility to expand it into a $200 million unsecured credit facility on February 28, 2007.

Our Relationship with Marriott

Investment Sourcing Relationship

We have an investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Pursuant to this relationship, Marriott regularly provides us with an early opportunity to bid on hotel acquisition and investment opportunities known to Marriott. This relationship has generated a large number of additional acquisition opportunities, with many of the properties being “off-market” transactions, meaning that they are not made generally available to other real estate investment companies. However, we have not entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship. As a result, we cannot assure you that our investment sourcing relationship with Marriott will continue or not be modified.

Our senior management team regularly meets with senior representatives of Marriott to explore how to further our investment sourcing relationship in order to maximize the value of the relationship to both parties.

Key Money and Yield Support

Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired or the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Marriott has provided us with key money of approximately $12 million in the aggregate in connection with our acquisitions of five of our hotels.

In addition, Marriott has provided us with operating cash flow guarantees for certain hotels and will fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “yield support.” Marriott provided us with yield support for the Oak Brook Hills Marriott Resort for fiscal years 2006 and 2007. The total guarantee obligation of Marriott is capped at $2.5 million. We received $1 million of yield support for the Orlando Airport Marriott for fiscal year 2006 and are not entitled to any further yield support. Finally, the SpringHill Suites Atlanta Buckhead is entitled to a maximum of $200,000 of yield support during 2006 and 2007. During the year ended December 31, 2006 we earned an aggregate of $2.8 million of yield support at the three properties.

Investment in DiamondRock

In connection with our July 2004 private placement, Marriott purchased 3.0 million shares of common stock at the same purchase price as all other investors in our private placement. In connection with our initial public offering, Marriott purchased 1,428,571 shares of our common stock at the same purchase price as all other investors. As of December 31, 2006, Marriott owned 5.8% of our outstanding common stock. Subsequent to the completion of our follow on offering in January 2007, Marriott owns 4.7% of our outstanding common stock.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS, or an unrelated third party. However, we may structure our properties, which are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman’s Reef & Morning Star Marriott Beach Resort is held by a United States Virgin Islands corporation, which we have elected to be a TRS.

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

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”) brands will enjoy the competitive advantages associated with their operations under such brand. These national brands reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates. These brands guest loyalty programs generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, ADR and RevPAR or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

We face competition for the acquisition of hotels from institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors have substantially greater financial and operational resources than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and increase the cost of acquiring our targeted hotel investments.

Employees

We currently employ 17 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees working at the Courtyard Manhattan/Fifth Avenue hotel, the Oak Brook Hills Marriott Resort, Frenchman’s Reef & Morning Star Marriott Beach Resort and the Westin Boston Waterfront Hotel are currently represented by labor unions and are subject to collective bargaining agreements.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles, which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

Securities Exchange Act Reports

We maintain an internet website at the following address: www.drhc.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Our portfolio is highly concentrated in a handful of core markets.

We expect that in 2007 more than 75% of our earnings will be derived from our hotels in three destination resorts (Frenchman’s Reef, Vail Marriott, and the Lodge at Sonoma) and five gateway cities (New York City, Boston, Chicago, Los Angeles and Atlanta) and as such, the operations of these hotels will have a material impact on our overall results of operations. As a result, we have a highly concentrated portfolio and this concentration may lead to volatility in our results. In the event of an economic downturn in any of these cities, the unpopularity of any of these destinations resorts, or a manmade or natural disaster or casualty or other damage to one of our key hotels, our overall results of operations may be adversely affected.

Our recently built or converted hotels have limited operating history and, as such, the hotels may not achieve the returns that we are expecting, and as a result, our overall returns may be negatively impacted.

The Westin Boston Waterfront Hotel opened in June 2006, and has limited operating history. Our ability to accurately forecast future operations is accordingly limited. In addition, the Westin Boston Waterfront Hotel is located in a newly developed submarket of Boston. Should the retail, office and apartment developments of this submarket fail to develop as we currently expect, this submarket may not be an attractive destination to travelers. As a result, there is considerable risk this hotel may not achieve the returns we are expecting and our overall returns may be negatively impacted.

The Chicago Conrad converted to the Conrad brand in June 2006, and has limited operating history as a Conrad. Moreover, the Conrad brand does not have the brand recognition of other premium and luxury brands. Our ability to accurately forecast future operations is accordingly limited. As a result, there is considerable risk this hotel may not achieve the returns we are expecting and our overall returns may be negatively impacted.

The Oak Brook Hills Marriott Resort was converted to a Marriott hotel in July 2005 and the transition to a Marriott was initially difficult, however, the disruption caused by the transition was minimized by the negotiated yield support that we received from Marriott. That yield support expires at the end of 2007. If the hotel continues to perform below our expectations, there is a risk that after the yield support terminates, that our returns may be negatively impacted.

Our hotels are subject to significant competition.

Currently, we believe the supply and demand in the markets where our hotels are located is in balance and, with few exceptions, the markets are very competitive. However, historically, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

One of our major hotels, Frenchman’s Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes. In addition, three of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott and The Lodge at Sonoma, a Renaissance Resort & Spa, are located in areas that are seismically active. Finally, seven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are each material to our financial results. Chicago Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort, Los Angeles Airport Marriott, the Torrance Marriott, Courtyard Manhattan/Midtown East, the Lodge at Sonoma, Courtyard Manhattan/Fifth Avenue and Conrad Chicago constituted 16.5%, 10.6%, 11.1%, 4.5%, 5.3%, 3.7%, 3.2% and 0.7% of our revenues in 2006, respectively. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases, such as SARS or the avian bird flu, or other casualty events affecting the United States, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our hotel portfolio is not diverse by brand or manager and there are risks associated with using Marriott’s brands on most of our hotels and having Marriott manage most of our hotels.

Our success depends in part on the success of Marriott.

Eighteen of our current hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of Marriott and its brands. If market recognition or the positive perception of these Marriott brands is reduced or compromised, the goodwill associated with Marriott branded hotels may be adversely affected and the results of operations of our hotels may be adversely affected. As a result, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our current management agreements are generally non-terminable, subject to certain exceptions for cause, and in the event that we need to replace any of our hotel management companies pursuant to termination for cause, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We acquired interests in four hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, the Salt Lake City Marriott Downtown and the Westin Boston Waterfront Hotel), the parking lot associated with another hotel (Renaissance Worthington) and two golf courses associated with two additional hotels (Marriott Griffin Gate Resort and Oak Brook Hills Marriott Resort) by acquiring a leasehold interest in land underlying the property. We may acquire additional hotels in the future through the purchase of hotels subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any prices, so we may find that we will have a difficult time selling a property subject to a ground lease or may receive less proceeds from such sale. Finally, as lessee under ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Due to restrictions in our hotel management agreements, mortgage agreements and ground leases, we may not be able to sell our hotels at the highest possible price (or at all).

Our current hotel management agreements are long-term and contain certain restrictions on selling our hotels, which may affect the value of our hotels.

The hotel management agreements that we have entered into, and those we expect to enter into in the future, contain provisions restricting our ability to dispose of our hotels which, in turn, may have an adverse affect on the value of our hotels. Our hotel management agreements generally prohibit the sale of a hotel to:

•       certain competitors of the manager;

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

Finally, our current hotel management agreements contain initial terms ranging from ten to forty years and certain agreements have renewal periods, exercisable at the option of the property manager, of ten to forty-five years. Because our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business financial conditions, results of operations and our ability to make distributions to stockholders.

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

Our ground lease agreements with respect to Bethesda Marriott Suites, Salt Lake City Marriott Downtown and the Westin Boston Waterfront require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive less proceeds from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business financial conditions, results of operations and our ability to make distributions to stockholders.

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

We may invest in hotel properties located outside the United States. Jurisdictions outside the United States will generally impose taxes on our hotel properties and our operations within their jurisdictions. To the extent possible, we will structure our investments and activities to minimize our foreign tax liability, but we will likely incur foreign taxes with respect to non-U.S. properties. Moreover, the requirements for qualification as a REIT may preclude us from always using the structure that minimizes our foreign tax liability. Furthermore, as a REIT, we and our stockholders will derive little or no benefit from the foreign tax credits arising from the foreign taxes we pay. As a result, foreign taxes we pay will reduce our income and available cash flow from our foreign hotel properties, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The hotel industry is seasonal in nature. Generally, our earnings are higher in the second and fourth quarters. As a result, we may have to enter into short-term borrowings in our first and third quarters in order to offset these fluctuations in earnings and to make distributions to our stockholders.

Risks Related to Our Status as a REIT

We cannot assure you that we will remain qualified as a REIT.

We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2006, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

Our charter also authorizes our board of directors to issue up to 200,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Furthermore, our board of directors may, without any action by the stockholders, amend our charter from time to time to increase or decrease the aggregate number of shares of stock of any class or series that we have authority to issue. Issuances of additional shares of stock may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests.

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

Risks Related to Our Debt and Financing

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

All of our indebtedness for borrowed money, except our amended and restated unsecured senior credit facility, is secured by single property first mortgages on the applicable property. Should we default on any of the loans, the lender will be able to foreclose on the property pledged to the relevant lender under that loan.

In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Internal Revenue Code, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.   Our Properties

Overview

The following table sets forth certain operating information for each of our hotels as of and for the year ended December 31, 2006.

Property	Location	Number of Rooms	Average Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2005 RevPAR(1)
Chicago Marriott	Chicago, Illinois	1,192	81.9%	$210.08	$172.10	16.0%
Los Angeles Airport Marriott	Los Angeles, California	1,004	74.7	114.87	85.83	9.3
Renaissance Waverly Hotel	Atlanta, Georgia	521	41.0	138.52	56.77	(23.6)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	68.8	130.16	89.54	5.6
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	504	79.9	219.78	175.59	11.8
Renaissance Worthington	Fort Worth, Texas	504	75.6	166.52	125.89	8.1
Renaissance Austin Hotel	Austin, Texas	492	50.4	131.85	66.43	16.8
Torrance Marriott	Los Angeles County, California	487	78.2	112.06	87.58	9.4
Orlando Airport Marriott	Orlando, Florida	486	72.2	112.70	81.35	1.4
Marriott Griffin Gate Resort	Lexington, Kentucky	408	60.9	131.98	80.36	3.0
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384	57.2	129.28	73.93	19.0
Westin Atlanta North at Perimeter	Atlanta, Georgia	369	65.4	139.69	91.42	12.4
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	63.8	213.78	136.34	21.0
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	64.5	140.99	90.97	13.1
Courtyard Manhattan/Midtown East	New York, New York	312	84.1	264.28	222.14	9.7
Conrad Chicago	Chicago, Illinois	311	57.4	254.72	146.20	23.7
Bethesda Marriott Suites	Bethesda, Maryland	272	73.3	176.08	129.03	3.9
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	67.0	114.21	76.55	12.7
Courtyard Manhattan/ Fifth Avenue	New York, New York	185	89.6	256.95	230.17	37.4
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.4	219.04	154.20	7.3
TOTAL/WEIGHTED AVERAGE		9,007	72.8%	$165.27	$120.26	11.7%

(1)             The % change from 2005 RevPAR for our 2006 acquisitions compares the 2005 RevPAR of the comparable period in 2005 to our 2006 ownership period.

The following table sets forth information regarding our investment in each of our hotels:

Property	Location	Year Opened	Number of Rooms(1)	Total Investment(1) (in thousands)	Total Investment Per Room(1)
Chicago Marriott	Chicago, IL	1978	1,192	$309,860	$259,950
Los Angeles Airport Marriott	Los Angeles, CA	1973	1,004	127,665	127,156
Renaissance Waverly Hotel	Atlanta, GA	1983	521	128,720	247,063
Salt Lake City Marriott Downtown	Salt Lake City, UT	1981	510	53,054	104,027
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, USVI	1973/1984	504	82,919	164,522
Renaissance Worthington	Fort Worth, TX	1981	504	82,823	164,331
Renaissance Austin Hotel	Austin, TX	1986	492	107,406	218,305
Torrance Marriott	Los Angeles County, CA	1985	487	71,979	147,801
Orlando Airport Marriott	Orlando, FL	1983	486	78,557	161,640
Marriott Griffin Gate Resort	Lexington, KY	1981	408	51,294	125,721
Oak Brook Hills Marriott Resort	Oak Brook, IL	1987	384	74,359	193,643
Westin Atlanta North at Perimeter	Atlanta, GA	1987	369	61,795	167,466
Vail Marriott Mountain Resort & Spa	Vail, CO	1983/2002	346	67,781	195,899
Marriott Atlanta Alpharetta	Atlanta, GA	2000	318	39,099	122,953
Courtyard Manhattan/Midtown East	New York, NY	1998	312	78,352	251,128
Conrad Chicago	Chicago, IL	2001	311	117,397	377,482
Bethesda Marriott Suites	Bethesda, MD	1990	272	46,949	172,607
SpringHill Suites Atlanta Buckhead	Atlanta, GA	2005	220	34,381	156,277
Courtyard Manhattan/Fifth Avenue	New York, NY	1990	185	43,986	237,762
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, CA	2001	182	32,890	180,714
Total/Weighted Average			9,007	$1,691,266	$187,772

(1)             As of December 31, 2006.

Our Hotels

Bethesda Marriott Suites

Bethesda Marriott Suites is located in the Rock Spring Corporate Office Park near downtown Bethesda, Maryland, with convenient access to Washington, D.C.’s Beltway (I-495) and the I-270 Technology Corridor. Rock Spring Corporate Office Park contains several million feet of office space and includes companies such as Marriott and Lockheed Martin Corp., as well as the National Institute of Health. The hotel contains 272 guestrooms, all of which are suites, and 5,000 square feet of total meeting space.

The hotel was built in 1990. We completed the refurbishment of guestrooms during 2006.

We hold a ground lease interest in the property. The current term of the ground lease will expire in 2087.

Chicago Marriott

The Chicago Marriott opened in 1978 and contains 1,192 rooms, 60,000 square-feet of meeting space, and three food and beverage outlets. The 46-story hotel sits amid the world-famous shops and restaurants on Michigan Avenue, in the heart of downtown Chicago.

We own a fee simple interest in the hotel.

Conrad Chicago

The Conrad Chicago opened in 2001 as a Le Meridien and contains 311 rooms, 33 of which are suites, and 13,000 square-feet of meeting space. The property is located on several floors within the 17-story former McGraw-Hill Building, amid Chicago’s Magnificent Mile. The Conrad Chicago rises above the Westfield North Bridge Shopping Centre and the Nordstrom department store on North Michigan Avenue. The property is approximately one half block away from our Chicago Marriott.

The Conrad Chicago changed management to Hilton in November 2005 and had its official “Conrad launch” in June 2006. Conrad Hotels has approximately 20 luxury properties worldwide, but currently just four are open in the United States. Conrad Hotels are to be Hilton’s equivalent of Marriott’s Ritz-Carlton brand or Starwood’s St. Regis brand, and is expected to grow significantly both domestically and overseas now that Hilton and Hilton International have combined.

We own a fee simple interest in the hotel.

Courtyard Manhattan/Fifth Avenue

The Courtyard Manhattan/Fifth Avenue is located on 40th Street, just off of Fifth Avenue in Midtown Manhattan, across the street from the New York Public Library. The hotel is situated in a convenient tourist and business location. It is within walking distance from Times Square, Broadway theaters, Grand Central Station, Rockefeller Center and the Empire State Building. The hotel includes 185 guestrooms.

We completed significant capital improvements in 2005 and 2006 in connection with our re-branding, renovation and repositioning plan. The capital improvement plan included a complete soft goods renovation of the guestrooms, purchasing new furniture and bedding for the guestrooms, renovation of the bathrooms with granite vanity tops, installation of a new exercise facility, construction of a boardroom meeting space and modifications to make the hotel more accommodating to persons with disabilities.

We hold a ground lease interest in the hotel. The term of the ground lease expires in 2085, inclusive of one 49-year extension.

Courtyard Manhattan/Midtown East

The Courtyard Manhattan/Midtown East is located in Manhattan’s East Side, on Third Avenue between 52nd and 53rd Streets. The hotel has 312 guestrooms and 1,500 square feet of meeting space.

Prior to 1998, the building was used as an office building, but then was completely renovated and opened in 1998 as a Courtyard by Marriott. We completed a complete guestroom and public space renovation during 2006.

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

Frenchman’s Reef & Morning Star Marriott Beach Resort

The Frenchman’s Reef & Morning Star Marriott Beach Resort is a 17-acre resort hotel located in St. Thomas, U.S. Virgin Islands. The hotel is located on a cliff overlooking Charlotte Amalie Harbor and the Caribbean Sea. The hotel has 504 guestrooms, including 27 suites, and approximately 60,000 square feet of meeting space. The hotel caters primarily to tourists, but also attracts group business travelers.

The Frenchman’s Reef section of the resort was built in 1973 and the Morning Star section of the resort was built in 1984. Following severe damage from a hurricane, the entire resort was substantially rebuilt in 1996 as part of a $60 million capital improvement.

We own a fee simple interest in the hotel.

Los Angeles Airport Marriott

The Los Angeles Airport Marriott was built in 1973 and has 1,004 guestrooms, including 19 suites, and approximately 55,000 square feet of meeting space. The hotel underwent a significant renovation in 2006. The hotel attracts both business and leisure travelers due to its convenient location minutes from Los Angeles International Airport (LAX), the fourth busiest airport in the world. The property attracts large groups due to its significant amount of meeting space, guestrooms and parking spaces.

We own a fee simple interest in the hotel.

Marriott Atlanta Alpharetta

The Marriott Atlanta Alpharetta is located in the city of Alpharetta, Georgia, approximately 22 miles north of Atlanta. Alpharetta is located in North Fulton County, a rapidly growing, very affluent county, which is characterized by being the national or regional headquarters of a number of large corporations, and it contains a large network of small and mid-sized companies supporting these corporations. The hotel is located in the Windward Office Park near several major corporations, including ADP, AT&T, McKesson, Siemens, Nortel and IBM. The hotel provides all of the amenities that are desired by business guests and is one of the few full-service hotels in a market predominately characterized by chain-affiliated select-service hotels.

The hotel opened in 2000. The hotel includes 318 guestrooms and 9,000 square feet of meeting space.

We own a fee simple interest in the hotel.

Marriott Griffin Gate Resort

Marriott Griffin Gate Resort is a 163-acre regional resort located north of downtown Lexington, Kentucky. The resort has 408 guestrooms, including 21 suites, as well as 13,000 square feet of meeting space. The resort contains three distinct components: the seven story main hotel and public areas, the Griffin Gate Golf Club, with a Rees Jones-designed 18-hole golf course, and The Mansion (which was originally constructed in 1854 and was Lexington’s first AAA 4-Diamond restaurant). The hotel is near all the area’s major corporate office parks and regional facilities of a number of major companies such as IBM, Toyota, Lexel Corporation and Lexmark International. The hotel also is located in proximity to downtown Lexington, the University of Kentucky, the historic Keeneland Horse Track and the Kentucky Horse Park.

The hotel originally opened in 1981. In 2003, the prior owner, Marriott International, initiated a major renovation and repositioning of the resort, with an approximate $10 million capital improvement plan. We completed the renovation plan in 2005. The renovation included a complete guestroom and guestroom corridor renovation, as well as a renovation of the exterior façade. We also significantly renovated the public space at the hotel.

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

The hotel underwent a significant renovation in 2006 and early 2007. The resort was built in 1987 and has 384 guestrooms, including 37 suites. The hotel markets itself to national and regional conferences by providing over 40,000 square feet of meeting space at a hotel with a championship golf course that is convenient to both O’Hare and Chicago Midway airports and is near downtown Chicago. The resort is located in Oak Brook, Illinois.

The hotel is located on approximately 18 acres that we own in fee simple. The hotel is adjacent to an 18-hole, approximately 110-acre, championship golf course that we lease pursuant to a ground lease, which has approximately 40 years remaining, including renewal terms. Rent for the entire initial term of the ground lease has been paid in full.

Orlando Airport Marriott

The Orlando Airport Marriott was built in 1983 and has 486 guestrooms, including 14 suites, and approximately 26,000 square feet of meeting space. The hotel underwent a significant renovation in 2006. The hotel has a resort-like setting yet is well-located in a successful commercial office park five minutes from the Orlando International Airport. The hotel serves predominantly business transient guests as well as small and mid-size groups that enjoy the hotel’s amenities as well as its proximity to the airport.

We own a fee simple interest in the hotel.

Renaissance Austin Hotel

The Renaissance Austin opened in 1986 and includes 492 rooms (14 of which were added in 2006), 60,000 square feet of meeting space, a restaurant, lounge and delicatessen. The hotel is situated in the heart of Austin’s Arboretum area, near the major technology firms located in Austin, including Dell, Motorola, IBM, Samsung and National Instruments. In close proximity are office complexes, high-end shopping and upscale restaurants. The hotel is 12 miles from downtown Austin, home of the 6th Avenue Historic District, the State Capitol, and the University of Texas.

We own a fee simple interest in the hotel.

Renaissance Waverly Hotel

The Renaissance Waverly opened in 1983 and includes 521 rooms, 65,000 square feet of meeting space, and multiple food and beverage outlets. The Renaissance Waverly consists of a 13-story rectangular tower with an impressive atrium rising to the top floor. The Renaissance Waverly is connected to the Galleria shopping complex and the 320,000 square-foot Cobb Galleria Centre convention facility. The Galleria office complex is within Atlanta’s 2nd largest office sub-market and in close proximity to Home Depot’s world headquarters, as well as offices for IBM, Lockheed Martin and Coca-Cola. Within walking distance of the property are the Cumberland Mall, which is undergoing an $80 million renovation, and the new $145 million, 2,750-seat, Cobb Energy Performing Arts Center, which is scheduled to open in 2007.

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

While the hotel does not currently face significant competition from its competitors, the City of Fort Worth has announced that it will heavily subsidize the construction of a new hotel to be managed by Omni to be built next to the convention center. We expect that hotel to become the Renaissance Worthington’s primary competitor in the market. The Omni is scheduled to open in 2009.

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

Salt Lake City Marriott Downtown

The Salt Lake City Marriott Downtown has 510 guestrooms, including 6 suites, and approximately 22,300 square feet of meeting space. The hotel is located in downtown Salt Lake City across from the Salt Palace Convention Center near Temple Square. Demand for the hotel is generated primarily by the Convention Center, the Church of Jesus Christ of Latter-Day Saints, the University of Utah, government offices and nearby ski destinations. The hotel is connected to Crossroads Plaza Mall, which is currently completing a major reconstruction as part of a redevelopment that is expected to include the construction of up to 900 residential units.

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

The hotel is recently constructed and first opened for business in July 2005. We purchased the hotel upon opening from the developer of the hotel.

We own a fee simple interest in this 220-room all-suite hotel. The hotel also has 2,000 square feet of meeting space.

The Lodge at Sonoma, a Renaissance Resort & Spa

The Lodge at Sonoma, a Renaissance Resort & Spa, was built in 2000 and is located in the heart of the Sonoma Valley wine country, 45 miles from San Francisco, in the town of Sonoma, California. Numerous wineries are located within a short driving distance from the resort. The area is served by the Sacramento, Oakland and San Francisco airports. The resort is readily accessible by a variety of local, county, and state highways, including Highway 101. Leisure demand is generated by Sonoma Valley and Napa Valley wine country attractions. Group and business demand is primarily generated from companies located in San Francisco and the surrounding Bay Area, and some ancillary demand is generated from the local wine industry.

We own a fee simple interest in the hotel, which is comprised of the main two-story Lodge building, including 76 guestrooms and 18 separate cottage buildings, containing the remaining 102 guestrooms and 4 suites. The Raindance Spa is located in a separate two-story building at the rear of the cottages. The hotel also has 22,000 square feet of meeting and banquet space.

Torrance Marriott

The Torrance Marriott was built in 1985 and has 487 guestrooms, including 11 suites, and approximately 23,000 square feet of indoor and outdoor meeting space. The hotel underwent a significant renovation in 2006. The hotel is located in Los Angeles County in Torrance, California, a major automotive center. Three major Japanese automobile manufacturers, Honda, Nissan and Toyota, have their U.S. headquarters in the Torrance area and generate significant demand for the hotel. It is also adjacent to the Del Amo Fashion Center mall, one of the largest malls in America.

We own a fee simple interest in the hotel.

Westin Atlanta North at Perimeter

In May 2006, we acquired the Westin Atlanta North at Perimeter. The 20-story hotel opened in 1987 and contains 369 rooms and 20,000 square-feet of meeting space. The property is located within the Perimeter Center sub-market of Atlanta, Georgia. Comprising over 23 million square-feet of office space, Perimeter Center is one of the largest office markets in the southeast, representing substantial levels of corporate demand including: UPS, Hewlett Packard, Microsoft, Newell Rubbermaid and GE.

We own a fee simple interest in the hotel.

Westin Boston Waterfront Hotel

In January 2007, we acquired the Westin Boston Waterfront Hotel. The hotel opened in June 2006 and contains 793 rooms and 32,000 square feet of meeting space. The Boston Westin Hotel is attached to the recently built 1.6 million square foot Boston Convention and Exhibition Center, or BCEC, and is located in the Seaport District. The Westin Boston Waterfront Hotel includes a full service restaurant, a lobby lounge, a Starbucks licensed café, a 400-car underground parking facility, a fitness center, an indoor swimming pool, a business center, a gift shop and retail space.

The retail space is a separate three-floor, 100,000 square foot unfinished building attached to the Westin Boston Waterfront Hotel. When the retail space is leased to third-party tenants, we or the tenants will complete the necessary tenant improvements.

We also acquired a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The expansion hotel, should we decide to build it, will be located on a 1 ½ acre parcel of developable land that is immediately adjacent to the Westin Boston Waterfront Hotel. We are still investigating the cost to construct and the potential returns associated with, an expansion hotel and have not concluded whether or not to pursue this portion of the project.

Vail Marriott Mountain Resort & Spa

The Vail Marriott Mountain Resort & Spa is located at the base of Vail Mountain in Vail, Colorado. The hotel has 346 guestrooms, including 61 suites, and approximately 21,000 square feet of meeting space.

The hotel is approximately 150 yards from the Eagle Bahn Express Gondola, which transports guests to the top of Vail Mountain, the largest single ski mountain in North America, with over 5,289 acres of skiable terrain. The hotel is located in Lions Head Village, the center of which is currently undergoing a massive renovation to create a new European-inspired plaza which will include luxury condominiums and a small 36 room hotel, as well as equipment rentals, ski storage, lockers, ski and snowboard school, shopping and an après ski restaurant and bar; dining and shopping opportunities; and a winter ice-skating plaza and entertainment venues. Vail Resorts is scheduling the renovation to be completed before the 2007-2008 season.

The hotel opened in 1983 and underwent a luxurious renovation of the public space, guest rooms and corridors in 2002. We completed the renovation of certain meeting space and pre-function space during 2006.

We own a fee simple interest in the hotel.

Our Hotel Management Agreements

We are a party to hotel management agreements with Marriott for seventeen of the twenty-one properties. The Vail Marriott Mountain Resort & Spa is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott; the Westin Atlanta North at Perimeter is managed by Noble Investment Group; the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton; and the Westin Boston Waterfront Hotel is managed by Starwood.

Each hotel manager is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse the manager. The manager provides centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Each manager also prepares and implements annual operations budgets subject to our review and approval. Each of our management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.

Term

The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our hotels. Generally, the term of the hotel management agreements generally renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

	Date of Agreement	Intitial Term	Number of Renewal Terms
Austin Renaissance Hotel	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	5/2006	10 years	Two five-year periods
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	3/2006	32 years	Two ten-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	01/2005	30 years	None
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten-year periods
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
SpringHill Suites Atlanta Buckhead	7/2005	30 years	Two ten-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Torrance Marriott	1/2005	40 years	None
Waverly Renaissance Hotel	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 ½ years	None

Amounts Payable under our Hotel Management Agreements

Under our current hotel management agreements, the property manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits and is typically equal to between 20% and 25% of hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital. We refer to this excess of operating profits over a return on our invested capital as “available cash flow.”

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our properties:

	Base Management Fee(1)		Incentive Management Fee(2)
Austin Renaissance Hotel	3%		20%(3)
Atlanta Alpharetta Marriott	3%		25%(4)
Atlanta North at Perimeter Westin	3%	(5)	10%(6)
Bethesda Marriott Suites	3%		50%(7)
Boston Westin Waterfront	2.5%		20%(8)
Chicago Marriott Downtown	3%		20%(9)
Conrad Chicago	2%	(10)	15%(11)
Courtyard Manhattan/Fifth Avenue	5%	(12)	25%(13)
Courtyard Manhattan/Midtown East	5%		25%(14)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%		25%(15)
Los Angeles Airport Marriott	3%		25%(16)
Marriott Griffin Gate Resort	3%		20%(17)
Oak Brook Hills Marriott Resort	3%		20% or 30%(18)
Orlando Airport Marriott	3%		20% or 25%(19)
Renaissance Worthington	3%		25%(20)
Salt Lake City Marriott Downtown	3%		Not more than 20%(21)
SpringHill Suites Atlanta Buckhead	5%	(22)	25%(23)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%(24)
Torrance Marriott	3%		20%(25)
Waverly Renaissance Hotel	3%		20%(26)
Vail Marriott Mountain Resort & Spa	3%		20%(27)

          (1)    As a percentage of gross revenues.

          (2)    Based on a percentage of hotel operating profits above a negotiated return on our investment capital as more fully described in the following footnotes.

          (3)    Calculated as a percentage of operating profits in excess of the sum of (i) $6.0 million and (ii) 10.75% of certain capital expenditures.

          (4)    Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

          (5)    The base management fee will be equal to 3% of gross revenues for fiscal years 2006 through 2008, with up to 1% of gross revenues forfeited from 2006 to 2008 if DiamondRock does not achieve an 8.5% unlevered yield in 2006, 9.5% unlevered yield in 2007, or 10.75% unlevered yield in 2008.

          (6)    Calculated as a percentage of operating profits in excess of 10.75% of certain capital expenditures.

          (7)    Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owners priority expires in 2023.

          (8)    Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which results with each sale.

          (9)    Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

    (10)    The base management fee will be equal to 2.5% of gross revenues for fiscal years 2008 and 2009 and 3% for fiscal years thereafter.

    (11)    Calculated as a percentage of operating profits after a pre-set dollar amount of owner’s priority. Beginning in fiscal year 2011, the incentive management fee will be 103% of the prior year cash flow.

    (12)    The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2007, the base management fee may increase to 5.5% at the beginning of the next fiscal year if operating profits equal or exceed $4.7 million, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

    (13)    Calculated as a percentage of operating profits in excess of 12% of the sum of (i) $38.8 million and (ii) the amount of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

    (14)    Calculated as a percentage of operating profits in excess of 10.75% of the sum of (i) $73.7 million and (ii) the amount of certain capital expenditures.

    (15)    Calculated as a percentage of operating profits in excess of the sum of (i) $8.4 million and (ii) 10.75% of certain capital expenditures.

    (16)    Calculated as a percentage of operating profits in excess of the sum of (i) $9.4 million and (ii) 10.75% of certain capital expenditures.

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

    (20)    Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

    (21)    The incentive management fee is equal to the available cash flow for each fiscal year, subject to a cap of 20% of operating profit for such fiscal year. Commencing with the fiscal year 2002, the operating profit with respect to each fiscal year is reduced by an amount equal to 10.75% of all material capital expenditures funded by the TRS lessee; provided that the material capital expenditures are included in the calculation of the incentive management fee with respect to the fiscal year or fiscal years during which such expenditures occurred (on a pro rata basis).

    (22)    The base management fee will be equal to 6% of gross revenues for fiscal years 2008 through 2016 and 6.5% of gross revenues thereafter. In the event that the property’s operating profit is below certain thresholds in 2006 and 2007, the base management fee may be reduced by up to $100,000 per year. In addition, in the event that the hotel’s operating profit is above certain thresholds starting in 2008, the base management fee will be increased to 6.5% and if the hotel’s operating profit is above an additional threshold starting in 2012, the base management fee will be increased to 7.0%

    (23)    Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 12% of certain capital expenditures and pre-conversion expenses.

    (24)    Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

    (25)    Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

    (26)    Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

    (27)    Calculated as a percentage of operating profits in excess of 11% of our invested capital. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We recorded $19.7 million and $7.9 million of management fees to Marriott during the year ended December 31, 2006 and December 31, 2005, respectively. The management fees for the year ended December 31, 2006 consisted of $8.4 million of incentive management fees and $11.3 million of base management fees. The management fees for the year ended December 31, 2005 consisted of $0.6 million of incentive management fees and $7.3 million of base management fees.

Our Ground Lease Agreements

Four of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

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

•       The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

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

Finally, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•       The golf course that is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•       The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

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

The following table reflects the annual base rents of our ground leases:

Property	Term(1)	Annual Rent
Ground leases under hotels
Bethesda Marriott Suites	Through 10/87	$411,466(2)
Courtyard Manhattan/Fifth Avenue(3)(4)	10/97 – 9/07	800,000
	10/07 – 9/17	906,000
	10/17 – 9/27	1,132,812
	10/27 – 9/37	1,416,015
	10/37 – 9/47	1,770,019
	10/47 – 9/57	2,212,524
	10/57 – 9/67	2,765,655
	10/67 – 9/77	3,457,069
	10/77 – 9/85	4,321,336
Salt Lake City Marriott Downtown
(Ground Lease for Hotel)	Through 12/56	Greater of $132,000 or 2.6%
		of annual gross room sales
(Ground Lease for Extension)	Through 12/07	$9,343
	1/08 – 12/12	10,277
	1/13 – 12/17	11,305
Westin Boston Waterfront Hotel (6) (Base Rent)	Through 6/11	$0
	7/11 – 6/15	500,000
	7/15 – 6/20	750,000
	7/20 – 6/25	1,000,000
	7/25 – 6/30	1,500,000
	7/30 – 6/35	1,750,000
	7/35 – 6/99	No base rent
Westin Boston Waterfront Hotel (Percentage Rent)	Through 6/16	0% of annual gross revenue
	7/16 – 6/26	1.0% of annual gross revenue
	7/26 – 6/36	1.5% of annual gross revenue
	7/36 – 6/46	2.75% of annual gross revenue
	7/46 – 6/56	3.0% of annual gross revenue
	7/56 – 6/66	3.25% of annual gross revenue
	7/66 – 6/99	3.5% of annual gross revenue
Ground leases under parking garage
Renaissance Worthington	Through 7/12	$36,613
	8/12 – 7/22	40,400
	8/22 – 7/37	46,081
	8/37 – 7/52	51,764
	8/52 – 7/67	57,444
Ground leases under golf course
Marriott Griffin Gate Resort	9/03 – 8/08	$90,750
	9/08 – 8/13	99,825
	9/13-8/18	109,800
	9/18-8/23	120,750
	9/23-8/28	132,750
	9/28-8/33	147,000
Oak Brook Hills Marriott Resort	10/85-9/25	1(5)

(1)             These terms assume our exercise of all renewal options.

(2)             Represents rent for the year ended December 31, 2006. Rent will increase annually by 5.5%.

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

(6)             Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

Subject to certain limitations, an assignment of the ground leases covering the Courtyard Manhattan/Fifth Avenue, a portion of the Marriott Griffin Gate Resort golf course and the Oak Brook Hills Marriott Resort golf course do not require the consent of the ground lessor. With respect to the ground leases covering the Salt Lake City Marriott Downtown hotel and extension, Bethesda Marriott Suites and Westin Boston Waterfront, any proposed assignment of our leasehold interest as ground lessee under the ground lease requires the consent of the applicable ground lessor. As a result, we may not be able to sell, assign, transfer or convey our ground lessee’s interest in any such property in the future absent the consent of the ground lessor, even if such transaction may be in the best interests of our stockholders.

Mortgage Debt

As of December 31, 2006, we had approximately $841.2 million of outstanding mortgage debt. The following table sets forth our mortgage debt obligations on our hotels.

Property	Principal Balance (in thousands)	Interest Rate	Maturity Date	Amortization Provisions
Bethesda Marriott Suites	$18,742	7.69%	2/23	25 years
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%	8/15	30 years(1)
Marriott Griffin Gate Resort	29,806	5.11%	1/10	25 years
Los Angeles Airport Marriott	82,600	5.30%	7/15	Interest Only
Courtyard Manhattan/Fifth Avenue	51,000	6.48%	6/16	Interest Only
Courtyard Manhattan/Midtown East	43,215	5.195%	12/09	25 years
Orlando Airport Marriott	59,000	5.68%	12/15	30 years (2)
Salt Lake City Marriott Downtown	36,888	5.50%	1/15	20 years(3)
Renaissance Worthington	57,400	5.40%	7/15	30 years(4)
Chicago Marriott	220,000	5.975%	4/16	30 years(5)
Austin Renaissance Hotel	83,000	5.507%	12/16	Interest Only
Waverly Renaissance Hotel	97,000	5.503%	12/16	Interest Only
Total	$841,151

(1)             The debt has a three-year interest only period that commenced in July 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)             The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)             There is an accelerated amortization provision based on a predetermined formula of available cash flow.

(4)             The debt has a four-year interest only period that commenced in June 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(5)             The debt has a 3.5 year interest only period that commenced in April 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

Item 3.                        Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.                        Market for our common stock and related stockholder matters

Market Information

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2005
First Quarter(1)	N/A	N/A
Second Quarter(1)	$11.73	$10.50
Third Quarter	$12.62	$11.14
Fourth Quarter	$12.00	$10.84
Year Ended December 31, 2006
First Quarter	$13.52	$11.63
Second Quarter	$15.66	$12.95
Third Quarter	$16.85	$13.90
Fourth Quarter	$18.13	$16.16
Year Ended December 31, 2007
First Quarter (as of February 28, 2007)	$19.28	$18.00

(1)             Our common stock commenced trading on the NYSE on May 26, 2005.

The closing price of our common stock on the NYSE on February 28, 2007 was $18.09 per share.

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•       90% of our REIT taxable income determined without regard to the dividends paid deduction, plus;

•       90% of the excess of our net income from foreclosure property over the tax imposed on such income by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), minus;

•       Any excess non-cash income.

The following graph provides a comparison of cumulative total stockholder return for the period from May 25, 2005 (the date of our initial public offering) through December 31, 2006, among DiamondRock Hospitality Company, the Standard & Poor’s 500 Index (the “S&P 500 Total Return”) and Morgan Stanley REIT Index (the “RMZ Total Return”).

The total return values were calculated assuming a $100 investment on May 25, 2005 with reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Total Return, and (iii) the RMZ Total Return. The total return values do not include any dividends declared, but not paid, during the period.

	May 25, 2005	December 31, 2005	December 31, 2006
DiamondRock Hospitality Company Total Return	$100.00	117.58	$185.72
RMZ Total Return	$100.00	111.73	$151.85
S&P 500 Total Return	$100.00	106.07	$122.82

During the first fiscal quarter of 2006, the Company’s board of directors declared a cash dividend of $0.18 per share of our common stock. The dividend was paid on April 11, 2006, to all stockholders of record as of March 24, 2006. During the second fiscal quarter of 2006, our board of directors declared a cash dividend of $0.18 per share of our common stock. The dividend was paid on June 22, 2006 to stockholders of record as of June 16, 2006. During the third fiscal quarter of 2006, our board of directors declared a cash dividend of $0.18 per share of our common stock. The dividend was paid on September 19, 2006 to stockholders of record as of September 8, 2006. During the fourth fiscal quarter of 2006, our board of directors declared a cash divided of $0.18 per share of our common stock. The dividend was paid on January 4, 2007 to stockholders on record as of December 21, 2006.

As of February 28, 2007, there were 18 record holders of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Distribution Information

In order to maintain our qualification as a REIT, we must make annual distributions to our stockholders of at least 90% of our taxable income (excluding net capital gains). For federal income tax purposes, distributions that we make may consist of ordinary income, capital gains, nontaxable return of capital or a combination of those items. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend, which reduces a stockholder’s basis in the shares of common stock and will not be taxable to the extent that the distribution equals or is less than the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, that distribution will be treated as a gain from the sale or exchange of that stockholder’s shares. Every year, we notify stockholders of the taxable composition of distributions paid during the preceding year.   The Company made distributions per common share for the 2006 tax year of $0.684521, of which 82.438% ($0.564303 per common share) is taxable as ordinary income and 17.562% ($0.120218 per common share) is taxable as qualified dividends.  The Company made distributions per common share for the 2005 tax year of $0.295723, of which 84.976% ($0.251293 per common share) was taxable as ordinary income and 15.024% ($0.044430 per common share) was taxable as qualified dividends.

Equity compensation plan information. The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as of December 31, 2006. Under our 2004 Stock Option and Incentive Plan, we have only issued shares of restricted stock and deferred stock units. We have not issued any options to purchase shares of the Company’s common stock and do not intend to issue any such options in 2007. See Note 5 to the accompanying consolidated financial statements for a complete description of the 2004 Stock Option and Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,206,763	N/A	793,237
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,206,763	N/A	793,237

Item 6.                        Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2006 and 2005 and as of December 31, 2004 and the period from May 6, 2004 to December 31, 2004, has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of and for the years ended December 31, 2006 and 2005 and as of December 31, 2004 and the period from May 6, 2004 to December 31, 2004, and the related notes contained elsewhere in this Form 10-K.

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

	Historical (in thousands, except per share data)
	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Statement of operations data:
Revenues:
Rooms	$322,198	$151,756	$5,137
Food and beverage	143,493	63,261	1,508
Other	26,199	14,433	429
Total Revenues	491,890	229,450	7,074
Operating costs and expenses:
Rooms	74,521	37,433	1,455
Food and beverage	96,145	47,281	1,267
Other hotel expenses and management fees	185,588	96,555	3,445
Corporate expenses	12,403	13,462	4,114
Depreciation and amortization	52,362	27,590	1,053
Total operating expenses	421,019	222,321	11,334
Operating income (loss)	70,871	7,129	(4,260)
Interest income	(4,657)	(1,549)	(1,333)
Interest expense	36,934	17,367	773
Income (loss) before income taxes	38,594	(8,689)	(3,700)
Income tax (expense) benefit	(3,383)	1,353	1,582
Net income (loss)	$35,211	$(7,336)	$(2,118)
Income (loss) per share—basic	$0.51	$(0.19)	$(0.12)
Income (loss) per share—diluted	$0.51	$(0.19)	$(0.12)
Cash dividends declared per common share	$0.72	$0.38	$—
FFO(1)	$87,573	$20,254	$(1,065)
EBITDA(2)	$127,890	$36,268	$(1,874)

	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
Balance sheet data (in thousands):
Property and equipment, net	$1,686,426	$870,562	$285,642
Cash and cash equivalents	19,691	9,432	76,983
Total assets	1,818,965	966,011	391,691
Total debt	843,771	431,177	180,772
Total other liabilities	190,266	71,446	15,332
Shareholders’ equity	784,928	463,388	195,587

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

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002). Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical GAAP cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, we believe FFO (combined with our primary GAAP presentations) help improve our stockholders’ ability to understand our operating performance. We only use FFO as a supplemental measure of operating performance. The following is a reconciliation between net income (loss) and FFO
(in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Net income (loss)	$35,211	$(7,336)	$(2,118)
Real estate related depreciation and amortization	52,362	27,590	1,053
FFO	$87,573	$20,254	$(1,065)

(2)             EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under GAAP, hotels are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Net income (loss)	$35,211	$(7,336)	$(2,118)
Interest expense	36,934	17,367	773
Income tax expense (benefit)	3,383	(1,353)	(1,582)
Real estate related depreciation and amortization	52,362	27,590	1,053
EBITDA	$127,890	$36,268	$(1,874)

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward-Looking Statements” and “Risk Factors” contained in our SEC filings.

Overview

We are a lodging focused real estate company that owns, as of February 28, 2007, twenty-one hotels and resorts that contain nearly 10,000 guest rooms.

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•       high quality urban and resort focused real estate;

•       conservative capital structure; and

•       thoughtful asset management.

High Quality and Resort Focused Real Estate

We own and seek to acquire premium hotels and resorts in North America. Since our formation in May 2004, we have acquired 21 properties, with purchase prices aggregating over $2 billion, including five hotels with purchase prices aggregating over $700 million in 2006. These hotels and resorts are all categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resorts (such as the U.S. Virgin Islands and Vail, Colorado). We believe that these gateway cities and destination resorts are high growth markets because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers to entry and expensive construction costs.

We believe that the higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

Conservative Capital Structure

We are committed to maintaining a conservative and flexible capital structure with prudent leverage levels. During 2004 through 2006, we have taken advantage of the low interest environment by fixing our debt rates for an extended period of time. Depending on the outlook for interest rates in the future we maintain the flexibility to modify these strategies.

As of December 31, 2006, 100% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.69%, and a weighted-average maturity date of 8.8 years. As of December 31, 2006, we had $841.2 million of debt outstanding, representing a net debt-to-enterprise value ratio of 37%, which is calculated as our market capitalization plus net debt.

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

Thoughtful Asset Management

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

Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 we completed a significant amount of capital reinvestment in our hotels—completing projects that ranged from a room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites) to a total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with  minimum disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

A core of our asset management strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, as a result, all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of the hotels are operated by the brand company directly. Generally, we are interested in acquiring only those hotels that are operated under a nationally recognized brand or can be converted into a branded hotel.

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•       Occupancy percentage;

•       ADR;

•       RevPAR;

•       EBITDA; and

•       FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for each of the years ended December 31, 2006 and 2005, respectively, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Our Hotels

As of December 31, 2006, we owned the following hotels:

Property	Location	Number of Rooms
Chicago Marriott	Chicago, Illinois	1,192
Los Angeles Airport Marriott	Los Angeles, California	1,004
Renaissance Waverly Hotel	Atlanta, Georgia	521
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	504
Renaissance Worthington	Fort Worth, Texas	504
Renaissance Austin Hotel	Austin, Texas	492
Torrance Marriott	Los Angeles County, California	487
Orlando Airport Marriott	Orlando, Florida	486
Marriott Griffin Gate Resort	Lexington, Kentucky	408
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384
Westin Atlanta North at Perimeter	Atlanta, Georgia	369
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346
Marriott Atlanta Alpharetta	Atlanta, Georgia	318
Courtyard Manhattan/Midtown East	New York, New York	312
Conrad Chicago	Chicago, Illinois	311
Bethesda Marriott Suites	Bethesda, Maryland	272
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220
Courtyard Manhattan/Fifth Avenue	New York, New York	185
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182
Total		9,007

Recent Developments

Follow-on offering. We completed a follow-on offering of our common stock on January 17, 2007. We sold 18,342,500 shares of common stock, including the underwriters’ over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to us, after deduction of offering costs, were $317.6 million.

Acquisition of the Westin Boston Waterfront Hotel. Subsequent to year end, we acquired a leasehold interest in the Westin Boston Waterfront Hotel and in the attached 100,000 square feet of potential retail space. We also purchased an option to acquire a leasehold interest in an adjacent parcel of land which could permit us to expand the hotel (or construct a new hotel) by more than 300 rooms. The contractual purchase price for the Westin Boston Waterfront Hotel, the retail space, and the expansion option was $330.3 million. The Westin Boston Waterfront Hotel opened in June 2006 and contains 793 rooms and 32,000 square feet of meeting space.

Amended and Restated Credit Facility. We amended and restated our $75 million secured credit facility to expand it into a $200 million unsecured credit facility on February 28, 2007.

2006 Highlights

Significant highlights for the year ended December 31, 2006 are as follows:

•       Acquisitions. We acquired five full-service hotels in 2006 for aggregate purchase prices in excess of $700 million (including working capital and cash escrowed for future renovations). The five hotels that we acquired are: the Chicago Marriott (March 24, 2006); the Westin Atlanta North at Perimeter (May 2, 2006); Conrad Chicago (November 8, 2006); and a portfolio of two full-service hotels: Renaissance Waverly Hotel and Renaissance Austin Hotel (December 8, 2006).

•       Follow-on Offerings. We completed a follow-on offering of our common stock on April 4, 2006. We sold 19,320,000 shares of common stock, including 2,520,000 shares of common stock exercised in the underwriters’ over-allotment, at an offering price of $13.00 per share. The net proceeds to us, after deduction of offering costs, were $237.8 million. On September 20, 2006, the Company completed another follow-on offering of our common stock, where we sold 5,750,000 shares of common stock at an offering price of $16.90 per share. The net proceeds to us, after deduction of offering costs, were $97.2 million.

•       Dividends. We paid shareholders on record as of March 24, 2006 a cash dividend of $0.18 per share on April 11, 2006; we paid shareholders of record on June 16, 2006 a cash dividend of $0.18 per share on June 22, 2006; we paid shareholders of record on September 8, 2006 a cash dividend of $0.18 per share on September 19, 2006; and we paid shareholders of record on December 21, 2006 a cash dividend of $0.18 per share on January 4, 2007.

•       Refinancing of the Courtyard Fifth Avenue. On May 9, 2006, we refinanced the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue with a $51 million fixed-rate loan bearing interest at 6.48% and a term of 10 years. The loan is interest only for five years, after which, the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property.

Results of Operations

Year Ended December 31, 2006

As of December 31, 2006, we owned twenty hotels. Our total assets were $1.8 billion as of December 31, 2006. Total liabilities were $1.0 billion as of December 31, 2006, including $843.8 million of debt. Shareholders’ equity was approximately $784.9 million as of December 31, 2006. Our net income for the year ended December 31, 2006 was $35.2 million. We acquired five of our twenty hotels during the year ended December 31, 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2005.

Revenue. Our revenues totaled $491.9 million for the year ended December 31, 2006. Revenue consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the year ended December 31, 2006 consisted of the following (in thousands):

Rooms	$322,198
Food and beverage	143,493
Other	26,199
Total revenues	$491,890

Individual hotel revenues for the year ended December 31, 2006 consisted of the following (in millions):

Property	Revenues
Chicago Marriott	$81.3
Los Angeles Airport Marriott	54.4
Frenchman’s Reef & Morning Star Marriott Beach Resort	52.0
Renaissance Worthington	38.7
Courtyard Manhattan / Midtown East	26.1
Salt Lake City Marriott Downtown	25.5
Oak Brook Hills Marriott Resort	25.4
Vail Marriott Mountain Resort & Spa	25.0
Marriott Griffin Gate Resort	24.6
Orlando Airport Marriott	22.7
Torrance Marriott	22.1
The Lodge at Sonoma, a Renaissance Resort & Spa	18.3
Bethesda Marriott Suites	17.1
Marriott Atlanta Alpharetta	16.0
Courtyard Manhattan / Fifth Avenue	15.8
Westin Atlanta North at Perimeter	12.9
SpringHill Suites Atlanta Buckhead	6.9
Conrad Chicago	3.4
Renaissance Waverly Hotel	1.9
Renaissance Austin Hotel	1.8
Total	$491.9

The following pro forma key hotel operating statistics for the years ended December 31, 2006 and 2005 presented below include the prior year operating statistics for the comparable period in 2005 to our 2006 ownership period. Same-store RevPAR for the full year 2006 increased 11.7 percent from $107.62 to $120.26 as compared to the same period in 2005, driven by an 11.1 percent increase in the average daily rate and a 0.4 percentage point increase in occupancy (from 72.4 percent to 72.8 percent).

	Year Ended December 31, 2006	Year Ended December 31, 2005	% Change
Occupancy %	72.8%	72.4%	0.4%
ADR	$165.27	148.71	11.1%
RevPAR	$120.26	107.62	11.7%

The pro forma hotel operating statistics presented below include the prior year operating statistics for the comparable period in 2005 to our 2006 ownership period. Individual hotel RevPAR for the years ended December 31, 2006 and 2005 is as follows:

Property	Year Ended December 31, 2006	Year Ended December 31, 2005	% Change from 2005 (1)
Bethesda Marriott Suites	$129.03	$124.13	3.9%
Chicago Marriott	172.10	148.33	16.0
Conrad Chicago	146.20	118.17	23.7
Courtyard Manhattan / Midtown East	222.14	202.52	9.7
Courtyard Manhattan/ Fifth Avenue	230.17	167.46	37.4
Frenchman’s Reef & Morning Star Marriott Beach Resort	175.59	157.06	11.8
Los Angeles Airport Marriott	85.83	78.52	9.3
Marriott Atlanta Alpharetta	90.97	80.42	13.1
Marriott Griffin Gate Resort	80.36	78.00	3.0
Oak Brook Hills Marriott Resort	73.93	62.13	19.0
Orlando Airport Marriott	81.35	80.19	1.4
Renaissance Austin	66.43	56.87	16.8
Renaissance Waverly	56.77	74.31	(23.6)
Renaissance Worthington	125.89	116.45	8.1
Salt Lake City Marriott Downtown	89.54	84.76	5.6
SpringHill Suites Atlanta Buckhead	76.55	67.92	12.7
The Lodge at Sonoma, a Renaissance Resort & Spa	154.20	143.65	7.3
Torrance Marriott	87.58	80.07	9.4
Vail Marriott Mountain Resort & Spa	136.34	112.66	21.0
Westin Atlanta North at Perimeter	91.42	81.33	12.4
Total	$120.26	$107.62	11.7%

(1)             The percentage change from 2005 RevPAR for our 2006 acquisitions compares the 2005 RevPAR of the comparable period in 2005 to our 2006 ownership period.

Hotel operating expenses. Our hotel operating expenses totaled $356.3 million for the year ended December 31, 2006. Hotel operating expenses consisted primarily of operating expenses of our hotels, including approximately $7.4 million of non-cash ground rent expense. The operating expenses for the year ended December 31, 2006 consisted of the following (in millions):

Rooms departmental expenses	$74.5
Food and beverage departmental expenses	96.1
Other hotel expenses	141.9
Base management fees	12.5
Yield support	(2.8)
Incentive management fees	8.4
Property taxes	16.5
Ground rent—Contractual	1.8
Ground rent—Non-cash	7.4
Total operating expenses	$356.3

Depreciation and amortization. Our depreciation and amortization expense totaled $52.4 million for the year ended December 31, 2006. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.

Corporate expenses. Our corporate expenses totaled $12.4 million for the year ended December 31, 2006. Corporate expenses principally consisted of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also included corporate operating costs, professional fees and directors’ fees. Corporate expenses decreased in 2006 due to the recording in 2005 of approximately $3.7 million of our commitment to issue, on the fifth anniversary of the initial public offering, 382,500 shares of common stock to our executive officers.

Interest expense. Our interest expense totaled $36.9 million for the year ended December 31, 2006. This interest expense is related to mortgage debt incurred (or in one case assumed) in connection with our acquisition of our hotels ($35.2 million), amortization and write-off of deferred financing costs ($0.9 million) and interest and unused facility fees on our credit facility ($0.8 million). As of December 31, 2006, we have property-specific mortgage debt outstanding on twelve of our hotels. On all of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. Our weighted-average interest rate as of December 31, 2006 was 5.69%.

Interest income. We recorded interest income of $4.7 million for the year ended December 31, 2006. Interest income increased from the comparable period in 2005 as a result of interest earned on cash received from our follow-on offerings during 2006.

Income taxes. We recorded an expense for income taxes of $3.4 million for the year ended December 31, 2006 based primarily on the $8.6 million pre-tax income of our TRS for the year ended December 31, 2006.

Year Ended  December 31, 2005

As of December 31, 2005, our total assets were $966 million. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders’ equity was approximately $463.4 million as of December 31, 2005. Our net loss for the year ended December 31, 2005 was $7.3 million.

Revenue. We had total revenues of $229.5 million for the year ended December 31, 2005. Revenue consisted primarily of the room, food and beverage and other revenues from our hotels.  Revenues for the year ended December 31, 2005 consisted of the following (in thousands):

Rooms	$151,756
Food and beverage	63,261
Other	14,433
Total revenues	$229,450

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

Depreciation and amortization expense. Our depreciation and amortization expense totaled $27.6 million for the year ended December 31, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We have assigned shorter depreciable lives of 1-2 years for the furniture, fixtures and equipment of the Courtyard Manhattan/Midtown East, the Courtyard Manhattan/Fifth Avenue, the Bethesda Marriott Suites, the Marriott Atlanta Alpharetta, the Frenchman’s Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels will undergo, and/or have undergone, significant renovations within two years of acquisition.

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

Interest expense. Our interest expense totaled $17.4 million for the year ended December 31, 2005. Interest expense relates to the mortgage debt incurred (or in one case assumed) in connection with our acquisition of hotels ($15.8 million), amortization and write-off of deferred financing costs ($1.3 million) and interest and unused facility fees on our credit facility ($0.3 million).

Interest income. We recorded interest income of $1.5 million for the year ended December 31, 2005.

Income tax benefit. We recorded an income tax benefit for income taxes of $1.4 million for the year ended December 31, 2005. We recorded an income statement charge of $1.4 million in the first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connections with our REIT election. This charge was offset by an income tax benefit of $2.8 million recorded on the $7 million pre-tax loss of our TRS for the year ended December 31, 2005.

May 6, 2004 (inception) through December 31, 2004

We were formed on May 6, 2004, began operations in July 2004 and acquired our first hotel in October 2004. We competed our private placement of common stock in July 2004 and received proceeds, net of offering costs and fees, of approximately $196.3 million. Stockholders’ equity at December 31, 2004 was approximately $195.6 million. Our GAAP loss before income taxes, for the period from inception (May 6, 2004) through December 31, 2004, was $3.7 million.

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

Interest income. We recorded interest income of $1.3 million for the period from May 6, 2004 to December 31, 2004.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures as well as payments of interest and principal. We currently expect that our operating cash flows will be sufficient to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations and borrowings, as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

Our Financing Strategy

We are committed to maintaining a conservative capital structure with prudent aggregate leverage primarily comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital markets.

As of December 31, 2006, 100% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.69%, and a weighted-average maturity date of 8.8 years. Moreover, as of December 31, 2006, we had $841.2 million of debt outstanding, representing a debt-to-enterprise value ratio of 37% which is calculated as our market capitalization plus net debt.

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

Our Former Senior Secured Revolving Credit Facility

We were party to a $75 million senior secured revolving credit facility with Wachovia Bank, National Association, as administrative agent under the credit facility. Citicorp North America, Inc. and Bank of America, N.A. were co-syndication agents under the credit facility.

Interest was paid on the periodic advances under the credit facility at varying rates, based upon either LIBOR or the applicable prime rate, plus an agreed upon additional margin amount. The interest rate depended upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	70% or greater	65% to 70%	less than 65%
Prime rate margin	1.25%	1.00%	0.75%
LIBOR margin	2.00%	1.75%	1.45%

In addition to the interest payable on amounts outstanding under the credit facility, we were required to pay an amount equal to 0.35% of the unused portion of the credit facility.

As of December 31, 2006, we did not have an outstanding balance under the credit facility.

Our senior secured credit facility contained various financial covenants. We complied with all of these covenants as of December 31, 2006. A summary of the most restrictive covenants, along with our corresponding value for each covenant, as of December 31, 2006, is as follows:

	Covenant		Value at December 31, 2006
Maximum leverage ratio	75%		50.2%
Minimum fixed charge coverage ratio	1.5	x	2.88	x
Unhedged floating rate debt as a percentage of total indebtedness	50%		0%
Minimum implied debt service ratio for the borrowing base assets for the trailing twelve months	1.40x		N/A
Limitation on our distributions to stockholders	100%		54.9%

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

On December 8, 2006, we entered into mortgage debt in connection with the acquisitions of the Renaissance Austin Hotel and the Renaissance Waverly Hotel. The Renaissance Austin Hotel mortgage debt has a principal balance of $83 million, a term of 10 years, bears interest at 5.507%, and is interest only for the entire term of the loan.  The Renaissance Waverly Hotel mortgage debt has a principal balance of $97 million, a term of 10 years, bears interest at 5.503%, and is interest only for the entire term of the loan. The loans are limited recourse loans secured by the mortgages on the properties.

New Senior Unsecured Credit Facility

We amended and restated our $75 million secured credit facility to expand it into a $200 million unsecured credit facility on February 28, 2007 (“the New Facility”). As of February 28, 2007 there was $21.5 million outstanding on the New Facility.

Wachovia Bank, National Association is the sole lead arranger and book manager of the New Facility. Our operating partnership is the borrower under the New Facility and certain of our material subsidiaries guarantees obligations under the New Facility.

The New Facility has a term of 48 months. We may extend the maturity date of the New Facility for an additional year upon the payment of applicable fees and the satisfaction of certain standard conditions. We also have the right to increase the amount of the New Facility to $500.0 million with the lenders’ approval.

Interest is paid on the periodic advances under the New Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

In addition to the interest payable on amounts outstanding under the New Facility, we are required to pay an amount equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125 if the unused portion of the New Facility is less than 50%.

Our New Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Maximum leverage ratio	65%
Minimum fixed charge coverage ratio	1.6x
Minimum tangible net worth	$738.4 million
Unhedged floating rate debt as a percentage of total in debtedness	35%

Our New Facility requires that the Company maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

•       A minimum of four properties with an unencumbered borrowing base value, as defined, of not less than $150 million.

•       No single borrowing base asset shall contribute more than 40% of the adjusted net operating income, as defined, of the unencumbered borrowing base.

•       Not more than 40% of the adjusted net operating income, as defined, of the unencumbered borrowing base shall be located in one MSA.

•       The minimum implied debt service ratio of the unencumbered borrowing base assets shall be greater than 1.50x.

•       Total unsecured indebtedness shall not exceed 65% of the unencumbered borrowing base asset value, as defined.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowing under mortgage financings, draws on our senior secured credit facility and the proceeds from offerings of our common stock. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

Cash Provided by Operations. Our cash provided by operations was $92.8 million for the year ended December 31, 2006, which is the result of our net income, adjusted for the impact of several non-cash charges, including $52.5 million of real estate and corporate depreciation, $7.4 million of non-cash straight line ground rent, $0.9 million of amortization of deferred financing costs and loan repayment losses, $2.1 million non-cash deferred income tax expense and $3.0 million of stock grants, offset by negative working capital changes of $4.7 million, $0.3 million of key money amortization, $1.5 million amortization of unfavorable contract liabilities. Our cash used in operations was $19.8 million for the year ended December 31, 2005, which is the result of our $7.3 million net loss, adjusted for the impact of several non-cash charges, including $27.6 million of depreciation, $7.1 million of non-cash straight line ground rent, $1.3 million of amortization of deferred financing costs and loan repayment losses, and $6.3 million of stock grants, offset by working capital changes of $13.0 million and a $1.8 million non-cash income tax benefit. Our cash used in operations was $0.8 million for the period from May 6, 2004 to December 31, 2004, which is the result of our $2.1 million net loss, adjusted for the impact of several non-cash charges, including $1.1 million of depreciation, $1.4 million of stock grants and working capital changes of $0.3 million, offset by a $1.5 million of depreciation, $1.4 million of stock grants and working capital changes of $1.3 million, offset by a $2.5 million non-cash income tax benefit.

Cash Used In Investing Activities. Our cash used in investing activities was $561.8 million and $619.9 million for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, we utilized $500.7 million of cash for the acquisition of the following hotels (in millions):

Chicago Marriott	$85.9
Westin Atlanta North at Perimeter	59.6
Conrad Chicago	117.4
Renaissance Austin Hotel	107.7
Renaissance Waverly Hotel	130.1
Total	$500.7

During the year ended December 31, 2005, we utilized 611.6 million of cash for the acquisition of the following hotels (in millions):

Torrance Marriott	$61.5
Capital Hotel Investments Portfolio (Los Angeles Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort, Marriott Atlanta Alpharetta, and Renaissance Worthington)	315.2
Vail Marriott Mountain Resort & Spa	63.7
Oak Brook Hills Marriott Resort	65.7
SpringHill Suites Atlanta Buckhead	34.1
Orlando Airport Marriott	71.4
Total	$611.6

During the year ended December 31, 2006, we also incurred normal recurring capital expenditures at our other hotels of $64.3 million. In addition, we received $1.5 million of key money related to the Los Angles Marriott Renovation. During the year ended December 31, 2005 our cash used in investing activities was $619.9 million. During the year ended December 31, 2005 we utilized $611.6 million to acquire nine hotels. In addition, we received $8 million of key money related to the Torrance Marriott ($3 million), the Courtyard Manhattan/Fifth Avenue ($1 million), the Oak Brook Hills Marriott Resort ($2.5 million), the SpringHill Suites Atlanta Buckhead ($0.5 million) and the Orlando Airport Marriott ($1 million). During the period from May 6, 2004 to December 31, 2004, we also received $2.5 million of key money related to the Courtyard Manhattan/Midtown East and paid $3.3 million for pre-acquisition costs related to the acquisition of the Torrance Marriott.

Cash Provided by Financing Activities. Approximately $479.2 million of cash was provided by financing activities for the year ended December 31, 2006. The cash provided by financing activities for the year ended December 31, 2006 primarily consists of $79.5 million of proceeds from a short-term loan incurred  in conjunction with the acquisition of the Chicago Marriott, $451 million of proceeds from the mortgage debt of the Chicago Marriott ($220 million), the Courtyard Manhattan/Fifth Avenue ($51 million), the Renaissance Austin Hotel ($83 million) and the Renaissance Waverly Hotel ($97 million) and $336.4 million of net proceeds from sales of our common stock. The cash provided by financing activities for the year ended December 31, 2006 was offset by the $322.5 million repayment of mortgage debt, including the $220 million variable-rate mortgage assumed in the acquisition of the Chicago Marriott, the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue and the $79.5 million short-term loan incurred in conjunction with the acquisition of the Chicago Marriott,  the $12 million net repayment of the Company’s senior secured credit facility, $3.2 million of scheduled debt principal payments, $1.8 million payment of financing costs, $3.1 of employee taxes on issued shares, $1.4 million of issuance costs, and $43.7 million of dividend payments. Approximately $532.5 million of cash was provided by financing activities for the year ended December 31, 2005. The cash provided by financing activities for the year ended December 31, 2005  primarily consists of $291.8 million of proceeds from the sale of 29.8 million shares of common stock in our initial public offering, offset by the $3.4 million of offering costs, $305.5 million of proceeds from mortgage debt of the Torrance Marriott ($44 million), the Los Angeles Marriott ($82.6 million), the Renaissance Worthington ($57.4 million), the Frenchman’s Reef Marriott & Morning Star Resort ($62.5 million), and the Orlando Airport Marriott ($59 million) and net proceeds from $12 million of draws under the senior secured credit facility. The cash provided by financing activities for the year ended December 31, 2005 was offset by the $56.9 million repayment of the secured debt incurred at the Lodge at Sonoma, a Renaissance Resort & Spa and the Torrance Marriott in June 2005, $2.8 million of financing costs paid during the year, $2.9 million of scheduled debt principal payments and $10.7 million of dividends. The $352.9 million of cash provided by financing activities for the period from May 6, 2004 to December 31, 2004 primarily consists of $197.4 million of proceeds from the sale of 21 million shares of common stock in a private placement offering, offset by the $1 million of offering costs, $158 million of proceeds from mortgage debt of the Lodge at Sonoma, a Renaissance Resort & Spa ($20 million), the Marriott Griffin Gate Resort ($31 million), the Salt Lake City Marriott Downtown ($39 million), the Courtyard Manhattan/Fifth Avenue ($23 million) and the Courtyard Manhattan/Midtown East ($45 million). The cash provided by financing activities for the period from May 6, 2004 to December 31, 2004 was offset by $1.4 million of financing costs paid during the period and $0.1 million cash paid for interest rate caps.

The following table summarizes our significant financing activities since the beginning of 2006:

Transaction Date	Description of Transaction	Amount
January 25, 2006	Draw under senior secured credit facility	$11.0 million
January 27, 2006	Payment of fourth quarter dividends	(8.9 million)
February 28, 2006	Draw under senior secured credit facility	5.0 million
March 9, 2006	Draw under senior secured credit facility	5.0 million
March 13, 2006	Draw under senior secured credit facility	3.0 million
March 24, 2006	Repayment of senior secured credit facility	(3.0 million)
March 24, 2006	Proceeds from Wachovia short-term loan	79.5 million
April 4, 2006	Proceeds from our follow on offering	239.2 million
April 5, 2006	Repayment of senior secured credit facility	(33.0 million)
April 5, 2006	Repayment of Wachovia short-term loan	(79.5 million)
April 11, 2006	Payment of first quarter dividends	(9.3 million)
May 9, 2006	Net proceeds from Courtyard Manhattan/ Fifth Avenue refinancing	27.3 million
June 22, 2006	Payment of second quarter dividends	(12.8 million)
September 19, 2006	Payment of third quarter dividends	(12.8 million)
September 26, 2006	Proceeds from follow on offering	97.2 million
December 8, 2006	Proceeds from Renaissance Austin mortgage debt	83.0 million
December 8, 2006	Proceeds from Renaissance Waverly mortgage debt	97.0 million
January 3, 2007	Draw under senior secured credit facility	5.0 million
January 4, 2007	Payment of fourth quarter dividends	(13.8 million)
January 9, 2007	Draw under senior secured credit facility	15.0 million
January 23, 2007	Proceeds from follow-on offering	317.9 million
February 28, 2007	Repayment of senior secured credit facility	(20.0 million)
February 28, 2007	Draw under New Facility	21.5 million

Dividend Policy

Generally, we intend to continue to distribute to our stockholders each year on a regular quarterly basis sufficient amounts of our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•       90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•       90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•       any excess non-cash income.

During the first fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock. The divided was paid on April 11, 2006 to all stockholders of record as of March 24, 2006.  During the second fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock. The divided was paid on June 22, 2006 to all stockholders of record as of June 16, 2006.  During the third fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock. The divided was paid on September 19, 2006 to all stockholders of record as of September 8, 2006. During the fourth fiscal quarter of 2006, the Company’s board of directors declared a cash divided of $0.18 per share of our common stock. The divided was paid on January 4, 2007 to all stockholders of record as of December 21, 2006.

Capital Expenditures

The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of December 31, 2006, we had set aside $28.6 million for capital projects in property improvement funds ($25.2 million) and lender held restricted cash ($3.4 million). Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

We undertook several significant capital projects during 2006. A description of the current status of significant capital projects is as follows:

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

•       Frenchman’s Reef & Morning Star Marriott Beach Resort: We completed the replacement of case goods in select rooms and the renovation of guestrooms, restaurants and certain meeting space in the fourth quarter of 2006.

•       Los Angeles Airport Marriott:  We recently completed a complete room renovation. The project consisted of the renovation of the hotel guestrooms and bathrooms and was funded, in part, by a $1.5 million non-recoverable contribution from Marriott.

•       Oak Brook Hills Marriott Resort:  We began a significant renovation in the fourth quarter of 2006. The renovation will include the hotel guestrooms and bathrooms, the hotel main ballroom and meeting rooms and the hotel lobby.

•       Orlando Airport Marriott:  We completed a significant renovation in 2006 and early 2007. The renovation included the hotel guestrooms and bathrooms, the hotel meeting rooms and the hotel lobby. The renovation began in the third quarter of 2006 and was competed in January 2007.

•       Torrance Marriott:  We completed the renovation of the hotel lobby and the conversion of a food and beverage outlet to meeting space in the first quarter of 2007.

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

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
	(in thousands)
Net income (loss)	$35,211	$(7,336)	$(2,118)
Interest expense	36,934	17,367	773
Income tax expense (benefit)	3,383	(1,353)	(1,582)
Real estate related depreciation and amortization	52,362	27,590	1,053
EBITDA	$127,890	$36,268	$(1,874)

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

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
	(in thousands)
Net income (loss)	$35,211	$(7,336)	$(2,118)
Real estate related depreciation and amortization	52,362	27,590	1,053
FFO	$87,573	$20,254	$(1,065)

Critical Accounting Policies

Our consolidated financial statements include the accounts of the Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Investment in Hotels. Investments in hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at fair value. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Accounting for Key Money. Marriott has contributed to us certain amounts, which we refer to as “key money”, in exchange for the right to manage certain of our hotels. We defer key money received from a hotel manager in conjunction with entering into a long-term hotel management agreement and amortize the amount received against management fees over the term of the management agreement.

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

New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have a material impact on our results of operations, financial position, or cash flows.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements  (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. We will adopt the provisions of SFAS 157 effective January 1, 2008. We do not expect SFAS 157 to have a material impact on our results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will adopt the provisions of SFAS 159 effective January 1, 2008. We do not expect SFAS 159 to have a material impact on our results of operations, financial position or cash flows.

Contractual Obligations

The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of our operating partnership as of December 31, 2006.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-Term Debt Obligations including interest	$1,286,450	$51,898	$173,303	$132,520	$928,729
Operating Lease Obligations—Ground Leasesand Office Space	$609,787	$1,881	$3,679	$3,357	$600,870
Total	$1,896,237	$53,779	$176,982	$135,877	$1,529,599

Item 7a.                 Quantitative and Qualitative Disclosures About Market Risk and Risk Factors

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at December 31, 2006 was approximately $841.2 million, none of which was variable rate debt. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $49.2 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $49.2 million. As of December 31, 2006, the fair value of the $841.2 million of fixed-rate debt was approximately $848.1 million.

Item 8.        Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s (the “SEC”) rules and forms.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-2.

Item 9B.               Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from the Company’s 2007 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.               Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of DiamondRock’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Proposal No. 1: Election of Directors.”

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of DiamondRock’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to DiamondRock’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of DiamondRock’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders entitled “The Board of Directors and Its Committees.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since the Company’s last annual report.

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees. The Code is available at the Corporate Governance section of the Company’s website at www.drhc.com. A copy of the Code is available in print, free of charge, to stockholders upon request to the Company at the address set forth in Item 1, Attn: Corporate Secretary. The Company intends to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from the Company’s Code of Business Conduct and Ethics by posting such information on the Company’s web site.

Item 11.               Executive Compensation

The information required by this item is incorporated by reference to the sections of DiamondRock’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation .”

Item 12.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated by reference to the sections of DiamondRock’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders entitled: “Principal and Management Stockholders.”

Item 13.               Certain Relationships and Related Transactions

The Information required by this item is incorporated by reference to the section of DiamondRock’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.               Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of DiamondRock’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders entitled “Information About our Independent Accountants.”

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

1.                 Financial Statements

Included herein at pages F-1 through F-30.

2.                 Financial Statement Schedules

The following financial statement schedule is included herein at pages F-31 and F-32:

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
3.1.1

Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2

Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2007)

3.2.1

Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.2.1

Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

4.1

Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.1

Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.2	Form of Hotel Management Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.3	Form of TRS Lease (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.4*	2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.6*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.8*	Form of Deferred Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123809)
10.9*

Form of Indemnification Agreement between DiamondRock Hospitality Company and its directors and officers (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.10*

Employment Agreement between DiamondRock Hospitality Company and William W. McCarten, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.11*

Employment Agreement between DiamondRock Hospitality Company and John L. Williams, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.12*

Employment Agreement between DiamondRock Hospitality Company and Mark W. Brugger, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.13*

Employment Agreement between DiamondRock Hospitality Company and Michael D. Schecter, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.14*

Employment Agreement between DiamondRock Hospitality Company and Sean M. Mahoney, dated as of June 30, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.15

Credit Agreement dated as of July 8, 2005 by and among DiamondRock Hospitality Limited Partnership, a limited partnership formed under the laws of the State of Delaware, as Borrower, DiamondRock Hospitality Company, a corporation formed under the laws of the State of Maryland , each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 13.5.(d), Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Tri-Lead Arrangers and as Tri-Bookrunners, and each of Citicorp North America, Inc. and Bank of America, N.A., as Syndication Agents and as Documentation Agents (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005)

10.16

Purchase Agreement, dated September 20, 2006, among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on September 26, 2006)

10.17

Purchase Agreement, dated as of November 13, 2006, by and among WSRH Austin, L.P., WSRH Atlanta Waverly, L.L.C. and DiamondRock Hospitality Limited Partnership (incorporated by reference to the Registrant’s Current Report of Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	DiamondRock Hospitality Company Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*                     Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2007.

DIAMONDROCK HOSPITALITY COMPANY
By:	/s/ Michael D. Schecter
	Name:	Michael D. Schecter
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ William W. McCarten
	Name:	William W. McCarten
	Title:	Chairman of the Board and Chief Executive Officer
	Date:	February 28, 2007
By:	/s/ John L. Williams
	Name:	John L. Williams
	Title:	President and Chief Operating Officer and Director
	Date:	February 28, 2007
By:	/s/ Mark W. Brugger
	Name:	Mark W. Brugger
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
	Date:	February 28, 2007
By:	/s/ Sean M. Mahoney
	Name:	Sean M. Mahoney
	Title:	Chief Accounting Officer and Corporate Controller
	Date:	February 28, 2007
By:	/s/ Daniel J. Altobello
	Name:	Daniel J. Altobello
	Title:	Director
	Date:	February 28, 2007
By:	/s/ W. Robert Grafton
	Name:	W. Robert Grafton
	Title:	Lead Director
	Date:	February 28, 2007

By:	/s/ Maureen L. McAvey
	Name:	Maureen L. McAvey
	Title:	Director
	Date:	February 28, 2007
By:	/s/ Gilbert T. Ray
	Name:	Gilbert T. Ray
	Title:	Director
	Date:	February 28, 2007

DIAMONDROCK HOSPITALITY COMPANY

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. KPMG LLP has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

/s/ William W. McCarten
Chairman of the Board and Chief Executive Officer
/s/ Mark W. Brugger
Executive Vice President, Chief Financial Officer and Treasurer

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
DiamondRock Hospitality Company:

We have audited the consolidated financial statements of DiamondRock Hospitality Company and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DiamondRock Hospitality Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors of
DiamondRock Hospitality Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that DiamondRock Hospitality Company (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in  Internal Control—Integrated Framework  issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in  Internal Control—Integrated Framework  issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

McLean, Virginia
February 28, 2007

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Property and equipment, at cost	$1,761,748	$899,310
Less: accumulated depreciation	(75,322)	(28,748)
	1,686,426	870,562
Restricted cash	28,595	23,109
Due from hotel managers	57,753	38,965
Favorable lease asset, net	10,060	10,601
Prepaid and other assets	12,676	10,496
Cash and cash equivalents	19,691	9,432
Deferred financing costs, net	3,764	2,846
Total assets	$1,818,965	$966,011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt, at face amount	$841,151	$428,395
Debt premium	2,620	2,782
Total debt	843,771	431,177
Deferred income related to key money, net	11,495	10,311
Unfavorable contract liabilities, net	87,843	5,384
Due to hotel managers	34,545	22,791
Dividends declared and unpaid	13,871	8,896
Accounts payable and accrued expenses	42,512	24,064
Total other liabilities	190,266	71,446
Shareholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 76,191,632 and 50,819,864 shares issued and outstanding at December 31, 2006 and 2005, respectively	762	508
Additional paid-in capital	826,918	491,951
Accumulated deficit	(42,752)	(29,071)
Total shareholders’ equity	784,928	463,388
Total liabilities and shareholders’ equity	$1,818,965	$966,011

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Revenues:
Rooms	$322,198	$151,756	$5,137
Food and beverage	143,493	63,261	1,508
Other	26,199	14,433	429
Total revenues	491,890	229,450	7,074
Operating Expenses:
Rooms	74,521	37,433	1,455
Food and beverage	96,145	47,281	1,267
Management fees	20,914	8,108	261
Other hotel expenses	164,674	88,447	3,184
Depreciation and amortization	52,362	27,590	1,053
Corporate expenses	12,403	13,462	4,114
Total operating expenses	421,019	222,321	11,334
Operating income (loss)	70,871	7,129	(4,260)
Interest income	(4,657)	(1,549)	(1,333)
Interest expense	36,934	17,367	773
Total other expenses (income)	32,277	15,818	(560)
Income (loss) before income taxes	38,594	(8,689)	(3,700)
Income tax (expense) benefit	(3,383)	1,353	1,582
Net income (loss)	$35,211	$(7,336)	$(2,118)
Income (loss) per share:
Basic and diluted	$0.51	$(0.19)	$(0.12)
Weighted-average number of common shares outstanding:
Basic	67,534,851	39,145,789	18,162,916
Diluted	67,715,661	39,145,789	18,162,916

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006 and 2005 and Period from May 6, 2004 to December 31, 2004
 (in thousands except common stock)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
Formation transactions on May 6, 2004	100	$—	$1	$—	$1
Sale of common stock in private placement offering, less placement fees and expenses of $12,624	21,000,000	210	197,166	—	197,376
Issuance costs incurred related to private placement	—	—	(1,029)	—	(1,029)
Issuance and amortization of stock grants	20,000	—	1,357	—	1,357
Net loss	—	—	—	(2,118)	(2,118)
Balance at December 31, 2004	21,020,100	210	197,495	(2,118)	195,587
Sale of common stock in initial public offering, less placement fees and expenses of $3,354	29,785,764	298	288,148	—	288,446
Dividends of $0.38 per common share	—	—	—	(19,617)	(19,617)
Issuance and amortization of stock grants	14,000	—	6,308	—	6,308
Net loss	—	—	—	(7,336)	(7,336)
Balance at December 31, 2005	50,819,864	508	491,951	(29,071)	463,388
Sales of common stock in secondary offerings, less placement fees and expenses of $1,361	25,070,000	251	334,792	—	335,043
Dividends of $0.72 per common share	—	—	216	(48,892)	(48,676)
Issuance and vesting of common stock grants	301,768	3	(41)	—	(38)
Net income	—	—	—	35,211	35,211
Balance at December 31, 2006	76,191,632	$762	$826,918	$(42,752)	$784,928

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Cash flows from operating activities:
Net income (loss)	$35,211	$(7,336)	$(2,118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,362	27,590	1,053
Amortization of deferred financing costs as interest	874	1,344	29
Non-cash straight-line ground rent	7,403	7,120	—
Market value adjustment to interest rate caps	16	(8)	25
Amortization of debt premium and unfavorable contract liabilities	(1,516)	(302)	(11)
Amortization of deferred income and corporate depreciation	(151)	(115)	22
Non-cash yield support	(1,804)	—	—
Stock-based compensation	3,037	6,308	1,357
Deferred income tax expense (benefit)	2,084	(1,842)	(2,462)
Changes in assets and liabilities:
Prepaid expenses and other assets	799	(833)	(581)
Due to/from hotel managers	(5,231)	(15,915)	(2,626)
Change in restricted cash	(1,007)	—	—
Accounts payable and accrued expenses	723	3,815	4,486
Net cash provided by (used in) operating activities	92,800	19,826	(826)
Cash flows from investing activities:
Hotel acquisitions	(500,736)	(611,604)	(273,828)
Receipt of key money	1,500	8,009	2,500
Hotel capital expenditures	(64,260)	(18,008)	—
Change in restricted cash	1,724	1,727	(481)
Purchase deposits and pre-acquisition costs	—	—	(3,272)
Net cash used in investing activities	(561,772)	(619,876)	(275,081)
Cash flows from financing activities:
Proceeds from debt	530,500	305,500	158,000
Repayments of mortgage debt	(322,500)	(56,949)	—
Net proceeds (repayments) of senior secured credit facility	(12,000)	12,000	—
Scheduled mortgage debt principal payments	(3,244)	(2,933)	—
Payment of financing costs	(1,791)	(2,846)	(1,373)
Cash paid for interest rate caps	—	—	(85)
Proceeds from sale of common stock	336,405	291,800	197,377
Payment of costs related to sale of common stock	(1,361)	(3,354)	(1,029)
Repurchase of shares	(3,077)	—	—
Payment of dividends	(43,701)	(10,719)	—
Net cash provided by financing activities	479,231	532,499	352,890
Net increase (decrease) in cash and cash equivalents	10,259	(67,551)	76,983
Cash and cash equivalents, beginning of period	9,432	76,983	—
Cash and cash equivalents, end of period	$19,691	$9,432	$76,983
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$34,863	$15,601	$351
Capitalized interest	$604	$128	$—
Cash paid for income taxes	$2,384	$1,006	$—
Non-cash Investing and Financing Activities:
Repayment of mortgage debt with restricted cash held in escrow	$—	$7,051	$—
Assumption of mortgage debt	$220,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

1.   Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that owns, as of February 28, 2007, twenty-one hotels and resorts that contain nearly 10,000 guest rooms.

The Company differentiates ourselves from our competitors because of our adherence to three basic principles:

•  high quality urban and resort focused real estate;

•  conservative capital structure; and

•  thoughtful asset management.

As of December 31, 2006, the Company owned twenty hotels, comprising 9,007 rooms, located in the following markets: Atlanta, Georgia (4); Austin, Texas; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2 hotels); New York, New York (2 hotels); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

The Company conducts its business through a traditional umbrella partnership REIT, or UPREIT, in which the Company’s  hotel properties are owned by its operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of the Company’s operating partnership. The Company is the sole general partner of the Company’s operating partnership and currently own, either directly or indirectly, all of the limited partnership units of the Company’s operating partnership.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued expenses and due to/from hotel manager. Due to their short maturities, the carrying amounts of cash and cash equivalents and accounts payable and accrued expenses reasonably approximate fair value. See Note 13 for disclosures on fair values of debt and interest rate caps.

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

The Company has elected, effective January 1, 2005, to be treated as a REIT under the provisions of the Internal Revenue Code provided that the Company distributes all taxable income annually to the Company’s shareholders and complies with certain other requirements. In addition to paying federal and state taxes on any retained income, the Company may be subject to taxes on “built in gains” on sales of certain assets. The Company’s taxable REIT subsidiaries will generally be subject to federal and state income taxes.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, for which we have elected to be treated as a TRS.

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

Comprehensive Income (Loss)

Comprehensive income includes net income (loss) as currently reported by the Company on the consolidated statement of operations adjusted for other comprehensive income items. The Company does not have any items of comprehensive income (loss) other than the net income (loss).

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

Deferred Financing Costs

Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method over the remaining life of the debt, and is included in interest expense in the accompanying statements of operations.

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

Key Money

Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees on the accompanying consolidated statements of operations.

Debt Premiums

Debt premiums are recorded to adjust the stated value of assumed debt to fair value at the acquisition date of a hotel. Debt premiums are amortized over the remaining life of the debt to interest expense on the accompanying consolidated statements of operations.

Derivative Instruments

The Company may be party to interest rate swaps in the future, which are considered derivative instruments. The fair value of the interest rate swaps and interest rate caps are recorded on the Company’s consolidated balance sheets and gains or losses from the changes in the market value of the contracts are recorded in other income or expense. See Note 13 for disclosures on fair values of the interest rate caps.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on our results of operations, financial position, or cash flows.

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

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company will adopt the provisions of SFAS 159 effective January 1, 2008. The Company does not expect SFAS 159 to have a material impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

3.   Property and Equipment

Property and equipment as of December 31, 2006 and 2005 consists of the following (in thousands):

	December 31, 2006	December 31, 2005
Land	$223,490	$125,466
Land improvements	5,594	5,594
Buildings	1,375,143	689,789
Furniture, fixtures and equipment	149,842	73,864
Corporate office equipment and construction in progress	7,679	4,597
	1,761,748	899,310
Less: accumulated depreciation	(75,322)	(28,748)
	$1,686,426	$870,562

4.   Capital Stock

Common Shares

As of December 31, 2006, the Company was authorized to issue up to 100,000,000 shares of common stock, $.01 par value per share. During 2007,  the Company increased the authorized number of shares of common stock to 200,000,000 shares, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the

Company’s common stock are entitled to receive dividends when authorized by the Company’s board of directors out of assets legally available for the payment of dividends.

On June 1, 2005, the Company consummated its initial public offering of common stock, selling 29,785,764 shares (including the underwriters’ subsequent purchase of the over-allotment option of 3,698,764 shares) at a price of $10.50 per share. The Company received net proceeds (after deducting offering expenses) of approximately $288.4 million.

On April 4, 2006 the Company completed a secondary offing of our common stock, where the Company sold 19,320,000 shares of common stock at an offering price of $13.00 per share, yielding net proceeds to the Company of $237.8 million.

On September 20, 2006, the Company completed another secondary offing of the Company’s common stock, where the Company sold 5,750,000 shares of common stock at an offering price of $16.90 per share. The net proceeds to the Company, after deduction of offering costs, were $97.2 million. As of December 31, 2006, the Company had 76,191,632 shares of common stock outstanding.

On January 17, 2007, the Company completed another secondary offering of the Company’s common stock, where the Company sold 18,342,500 shares of common stock, including the underwriters’ over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to the Company, after the deduction of offering costs, were $317.6 million.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2006 and 2005, respectively, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of the Company’s common stock, at the time of redemption, or, at the option of the Company for shares of the Company’s common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2006 and 2005, respectively, there were no Operating Partnership units held by unaffiliated third parties.

5.   Stock Incentive Plan

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. There was no financial statement impact of this adoption.

As of December 31, 2006, the Company has issued or committed to issue 1,206,763 shares of its common stock under its 2004 Stock Option and Incentive Plan, including 461,527 shares of unvested restricted common stock and a commitment to issue 409,468 units of deferred common stock.

As of December 31, 2006, the Company’s officers and employees have been awarded 944,360 shares of restricted common stock. The aggregate fair value of these awards on the respective grants dates was $10.6 million. The weighted- average grant date fair value of these awards was $11.27 per share. As of December 31, 2006, 482,833 of these awards have vested.  The remaining share awards will vest as follows:

314,787 shares during 2007, 80,953 shares during 2008 and 65,787 shares during 2009. None of the recipients were required to pay for such shares of common stock. As of December 31, 2006, the Company’s directors have been awarded 40,288 shares of common stock. Shares issued to our directors were fully vested upon issuance. Shares issued to our officers and employees vest over a three-year period from the date of the grant. As of December 31, 2006, the unrecognized compensation cost related to the share awards was $4.2 million and the weighted- average period over which the unrecognized compensation expense will be recorded is approximately 12 months.

At the time of the Company’s  initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of December 31, 2006, the Company has a commitment to issue 409,468 shares under this plan. The share commitment increased from 382,500 to 409,468 since the Company’s  initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock. No expense has been recognized during the year ended December 31, 2006 for these awards. During 2005, the Company recorded $3,736,250 of stock based compensation expense related to these awards.

In total, for each of the years ended December 31, 2006 and 2005, and the period from May 6, 2004 to December 31, 2004, the Company recorded $3.0 million, $6.3 million and $1.4 million, respectively, of stock-based compensation expense related to these awards, which is included in corporate expenses in the accompanying consolidated statements of operations.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Basic Earnings per Share Calculation:
Numerator:
Net income (loss)	$35,211	$(7,336)	$(2,118)
Dividends on unvested restricted common stock	(481)	(280)	—
Net income (loss) after dividends on unvested restricted common stock	$34,730	$(7,616)	$(2,118)
Weighted-average number of common shares outstanding—basic	67,534,851	39,145,789	18,162,916
Basic income (loss) per share	$0.51	$(0.19)	$(0.12)
Diluted Earnings per Share Calculation:
Numerator:
Net income (loss)	$35,211	$(7,336)	$(2,118)
Dividends on unvested restricted common stock	(481)	(280)	—
Net income (loss) after dividends on unvested restricted common stock	$34,730	$(7,616)	$(2,118)
Weighted-average number of common shares outstanding—basic	67,534,851	39,145,789	18,162,916
Unvested restricted common stock	180,810	—	—
Weighted-average number of common shares outstanding—diluted	67,715,661	39,145,789	18,162,916
Diluted income (loss) per share	$0.51	$(0.19)	$(0.12)

7.   Debt

The Company has incurred property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. The mortgage debt is recourse solely to specific assets, except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2006, twelve of the Company’s twenty hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios as well as restrictions to incur additional debt without lender consent.

As of December 31, 2006, the Company had approximately $841.2 million of outstanding mortgage debt. The following table sets forth the Company’s  mortgage debt obligations on its hotels.

Property	Principal Balance (in thousands)	Interest Rate	Maturity Date	Amortization Provisions
Bethesda Marriott Suites	$18,742	7.69%	2/23	25 years
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%	8/15	30 years(1)
Marriott Griffin Gate Resort	29,806	5.11%	1/10	25 years
Los Angeles Airport Marriott	82,600	5.30%	7/15	Interest Only
Courtyard Manhattan/Fifth Avenue	51,000	6.48%	6/16	Interest Only
Courtyard Manhattan/Midtown East	43,215	5.195%	12/09	25 years
Orlando Airport Marriott	59,000	5.68%	12/15	30 years (2)
Salt Lake City Marriott Downtown	36,888	5.50%	1/15	20 years(3)
Renaissance Worthington	57,400	5.40%	7/15	30 years(4)
Chicago Marriott	220,000	5.975%	4/16	30 years(5)
Austin Renaissance Hotel	83,000	5.507%	12/16	Interest Only
Waverly Renaissance Hotel	97,000	5.503%	12/16	Interest Only
Total	$841,151

(1)             The debt has a three-year interest only period that commenced in July 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)             The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)             There is an accelerated amortization provision based on a predetermined formula of available cash flow.

(4)             The debt has a four-year interest only period that commenced in June 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(5)             The debt has a 3.5 year interest only period that commenced in April 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

Credit Facilities

On July 8, 2005, the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility (the “Former Facility”). The Former Facility was guaranteed by a number of our material subsidiaries and is secured by first mortgages on certain of our qualifying properties, which make up the “borrowing base.” The Torrance Marriott and the Vail Marriott Mountain Resort & Spa were the two hotel properties that comprised the borrowing base. The Company amended and restated the Former Facility to expand it into a $200 million unsecured credit facility on February 28, 2007 (the “New Facility”).

Interest was paid on the periodic advances under the Former Facility at varying rates, based upon either LIBOR or the applicable prime rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	70% or greater	65% to 70%	less than 65%
Prime rate margin	1.25%	1.00%	0.75%
LIBOR margin	2.00%	1.75%	1.45%

In addition to the interest payable on amounts outstanding under the Former Facility, the Company is required to pay an annual amount equal to 0.35% of the unused portion of the Former Facility.  The Company incurred interest and unused credit facility fees of $801,500  and $254,237 during the years ended December 31, 2006 and 2005, respectively, on the Former Facility.

The Company had no outstanding borrowing on the Former Facility as of December 31, 2006. As of December 31, 2005, the Company had $12 million outstanding on the Former Facility.

The New Facility has a term of 48 months. The Company may extend the maturity date of the New Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. The Company also has the right to increase the amount of the New Facility to $500.0 million with the lenders’ approval.

Interest is paid on the periodic advances under the New Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the New Facility if the unused portion of the New facility is greater than 50% and 0.125 if the unused portion of the new Facility is less than 50%. As of February 28, 2007, the Company had $21.5 million outstanding on the New Facility.

Mortgage Debt

On March 24, 2006, in connection with the Company’s acquisition of the Chicago Marriott Downtown Magnificent Mile, the Company assumed $220 million of floating-rate debt. The Company refinanced the $220 million floating-rate loan on April 7, 2006 with a 10-year fixed-rate loan bearing interest at 5.98%. The loan is interest-only for 3.5 years, after which the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property. The remainder of the purchase price, after the application of the Company’s $10 million deposit, was financed by a $79.5 million short-term floating-rate loan made by Wachovia Investment Holdings, LLC, which was repaid on April 5, 2006.

On May 9, 2006, the Company refinanced the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue with a $51 million fixed-rate loan bearing interest at 6.48% and a term of 10 years. In conjunction with this refinancing, the Company wrote off $162,000 of unamortized deferred financing costs which is classified as interest expense in the accompanying condensed consolidated statements of operations. The loan is interest-only for five years, after which, the principal will amortize using a 30-year amortization schedule. The new loan is a limited recourse loan secured by a mortgage on the property.

On December 8, 2006, the Company entered into mortgage debt in connection with the acquisitions of the Renaissance Austin Hotel and the Renaissance Waverly Hotel. The Renaissance Austin Hotel mortgage debt has a principal balance of $83 million, a term of 10 years, bears interest at 5.507%, and is interest only for the entire term of the debt.  The Renaissance Waverly Hotel mortgage debt has a principal balance of $97 million, a term of 10 years, bears interest at 5.503%, and is interest only for the entire term of the debt. The loans are limited recourse loans secured by the mortgages on the properties.

The aggregate debt maturities as of December 31, 2006 are as follows (in thousands):

2007	$3,436
2008	3,624
2009	44,984
2010	33,997
2011	6,986
Thereafter	748,124
$841,151

8.   Acquisitions

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

On June 23, 2005, the Company acquired a portfolio of four hotels (Renaissance Worthington, Marriott Atlanta Alpharetta, Frenchman’s Reef & Morning Star Marriott Beach Resort and Los Angeles Airport Marriott) from affiliates of Capital Hotel Investments, LLC (“CHI”) for approximately $314.9 million (including working capital). In connection with the purchase, the Company assumed the existing Marriott management agreements, which all expire in 2031 and provide for two 10-year extensions at Marriott’s option. These agreements provide for a base management fee of 3% of the applicable hotel’s gross revenues, and an incentive management fee of 25% of available cash flow (after payment of a 10.75% priority return on the prior owner’s investment). The terms of the assumed management contract were consistent with current market terms. In conjunction with this acquisition, the Company entered into an $82.6 million mortgage loan on the Los Angeles Airport Marriott and a $57.4 million mortgage loan on the Renaissance Worthington.

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

2006 Acquisitions

On March 24, 2006, the Company acquired the 1,192 room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments. A subsidiary of Marriott manages the hotel under a management agreement. The agreement provides for a base management fee of 3% of the hotel’s gross revenues, and an incentive management fee of 20% of hotel operating profits. The calculation of incentive management fee is based on 20% of net house profit without an owner’s priority. In addition, base management fees are not deducted from net house profit in the incentive management fee calculation. The Company reviewed the terms of the management agreement in conjunction with the hotel purchase accounting and concluded that the terms of the management agreement are more favorable to the manager than a typical current market management agreement and recorded an $83.8 million unfavorable contract liability at the acquisition date.  The terms of the management agreement were built into the Company’s underwriting economics of the acquisition.

On May 2, 2006, the Company acquired the 369-room Westin Atlanta North at Perimeter Center in Atlanta, Georgia, for total contractual consideration of $61.5 million. The hotel remains a Westin-branded property under a franchise agreement and is managed by Noble Management Group, LLC under a ten-year management agreement. We own 100% of the fee interest in the hotel. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 10% of hotel operating profits above an owner’s priority defined in the management agreement.

On November 8, 2006, the Company acquired the 311-room Conrad Chicago Hotel. The hotel was acquired for a contractual purchase price of $117.5 million. The hotel remains a Conrad-branded property under a franchise agreement and continues to be managed by Conrad Hotels USA, Inc., a subsidiary of Hilton Hotels Corporation, under a ten-year management agreement. The management agreement provides for a base management fee of 2% of the hotel’s gross revenues and an incentive management fee of 15% of hotel operating profits above an owner’s priority defined in the management agreement.

On December 8, 2006, the Company acquired the Renaissance Waverly, a 521-room hotel located in Atlanta, Georgia and the Renaissance Austin, a 492-room hotel located in Austin, Texas for contractual consideration of $130.0 million and $107.5 million, respectively. The hotels continue to be managed by a subsidiary of Marriott under the existing 20 year management agreements. The management agreements provide for a base management fee of 3% of each hotel’s gross revenues and an incentive management fee of 20% of each hotel’s operating profits above an owner’s priority defined in the management agreements.

The acquisition allocations, some of which may be adjusted if any of the assumptions underlying the purchase accounting change, of the purchase prices of the hotels to the acquired assets and liabilities are as follows (in thousands):

	2005 Acquisitions
	CHI Portfolio	Vail	Torrance	Buckhead	Oak Brook	Orlando
Land	$60,936	$5,800	$7,241	$3,900	$9,500	$9,769
Building	230,705	52,463	48,232	28,179	39,128	57,803
Furniture, fixtures and equipment	11,113	5,000	3,409	2,310	4,800	2,916
Total property and equipment	302,754	63,263	58,882	34,389	53,428	70,488
Favorable lease asset	—	—	—	—	10,830	—
FF&E escrow and restricted cash	11,456	—	2,949	—	—	—
Net deferred tax liability	(3,896)
Hotel working capital accrued liabilities and other assets, net	4,891	412	(313)	(306)	1,489	889
Purchase price	$315,205	$63,675	$61,518	$34,083	$65,747	$71,377

	2006 Acquisitions
	Chicago Marriott	Westin Atlanta	Conrad Chicago	Renaissance Waverly	Renaissance Austin
Land	$36,900	$7,490	$31,650	$12,701	$9,283
Building	347,921	51,124	76,961	110,461	93,815
Furniture, fixtures and equipment	7,152	3,400	8,168	5,559	4,305
Total property and equipment	391,973	62,014	116,779	128,721	107,403
Unfavorable contract liability	(83,812)	—	—	—	—
FF&E escrow and restricted cash	2,217	—	1,742	1,740	504
Accrued liabilities and other assets, net	(4,462)	(2,364)	(1,135)	(353)	(232)
Purchase Price	$305,916	$59,650	$117,386	$130,108	$107,675

The acquired properties are included in our results of operations from the respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on the first day of the fiscal year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation (for

2006 acquisitions) of the purchase price to land and buildings was made, and we will finalize the allocation after all information is obtained.

	Year Ended December 31, 2006 (in thousands, except per share data)	Year Ended December 31, 2005 (in thousands, except per share data)
Revenues	$598,031	$539,322
Net income	33,873	4,533
Earnings per share—basic and diluted	$0.50	$0.07

2007 Acquisition

On January 31, 2007 the Company acquired a leasehold interest in the 793 room Westin Boston Waterfront Hotel. In addition to the Westin Boston Waterfront Hotel, the acquisition included a leasehold interest in 100,000 square feet of retail space, which closed on February 8, 2007, and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million.

9. Dividends

During the first fiscal quarter of 2006 the Company’s Board of Directors declared a cash dividend of $0.18 per share of the Company’s common stock. The dividend was paid on April 11, 2006 to stockholders on record as of Mach 24, 2006. During the second fiscal quarter of 2006 the Company’s Board of Directors declared a cash dividend of $0.18 per share of the Company’s common stock. The dividend was paid on June 22, 2006 to stockholders of record as of June 16, 2006. During the third fiscal quarter of 2006 the Company’s Board of Directors declared a cash dividend of $0.18 per share of the Company’s common stock. The dividend was paid on September 19, 2006 to stockholders of record as of September 8, 2006. During the fourth fiscal quarter of 2006 the Company’s Board of Directors declared a cash dividend of $0.18 per share of the Company’s common stock. The dividend was paid on January 4, 2007 to stockholders of record as of December 21, 2006.

10.   Income Taxes

The Company elected REIT status effective January 1, 2005. As a REIT, the Company generally will not be subject to federal income tax on that portion of its ordinary income or net capital gain that it currently distributes to its stockholders. Bloodstone TRS, Inc., the Company’s taxable REIT subsidiary, will continue to be subject to federal and state income taxes. The Company recorded a charge of $1.4 million to reverse the deferred tax assets that are not realizable by the Company in the first quarter of 2005 as a result of its REIT election. The deferred tax assets related to Bloodstone TRS, Inc. were not reversed. In addition, the Company distributed $2.3 million through dividends during 2005 to eliminate 2004 non-REIT earnings and profits, regardless of the Company’s 2005 REIT taxable income.

The Company’s (provision) benefit for income taxes consists of the following (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Current—Federal	$(978)	$(355)	$(617)
State	(86)	(134)	(263)
Foreign	(235)	—	—
	(1,299)	(489)	(880)
Deferred—Federal	(2,040)	1,347	1,729
State	(387)	448	733
Foreign	343	47	—
	(2,084)	1,842	2,462
Income tax (provision) benefit	$(3,383)	$1,353	$1,582

A reconciliation of the statutory Federal tax provision (benefit) to our income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from May 6, 2004 to December 31, 2004
Statutory Federal tax provision (benefit) (@35%)	$3,018	$(2,435)	$(1,295)
State income tax provision (benefit), net of Federal tax benefit	417	(378)	(306)
REIT election deferred tax asset write off	—	1,404	—
Foreign income taxes	(108)	—	—
Other	56	56	19
Income tax provision (benefit)	$3,383	$(1,353)	$(1,582)

The Company is required to pay franchise taxes in certain jurisdictions. The Company accrued approximately $158,000 and $130,000 of franchise taxes during the years ended December 31, 2006 and 2005, respectively, which are classified as corporate expenses in the accompanying consolidated statements of operations.

Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. The total deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2006	December 31, 2005
Deferred income related to key money	$4,580	$4,170
Net operating loss carryforwards	2,245	1,060
Building and FF&E basis differences	766	365
Alternative minimum tax credit carryforwards	1,345	354
Other	8	—
Deferred tax assets	8,944	5,949
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(5,415)	(1,332)
Deferred tax liabilities	(9,675)	(5,592)
Deferred tax (liability) asset, net	$(731)	$357

The Company believes that it will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets.

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary, and is subject to USVI income taxes. The Company is party to a tax agreement with the USVI that reduces the income tax rate to approximately 4%. This arrangement expires on December 31, 2009. If the arrangement is not extended the Company will be subject to an income tax rate of 37.4%. The Company believes that this agreement will be extended. In addition, the Company recorded a $1 million deferred tax asset and corresponding adjustment to goodwill in 2006 to recognize the net operating loss carry forwards acquired in 2005.

11.   Related Party Transactions

Marriott Investment Sourcing Relationship

As of December 31, 2006, Marriott International Inc. (“Marriott”) owned approximately 5.8% of our common stock. While there is no contractual relationship binding upon the Company and Marriott, the Company considers Marriott to be the Company’s preferred hotel management company.

Our Hotel Management Agreements

We are a party to hotel management agreements with Marriott for seventeen of the twenty properties owned as of December 31, 2006. The Vail Marriott Mountain Resort & Spa, is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott, the Westin Atlanta North at Perimeter is managed by Noble Investment Group and the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton Hotels Corporation.

The following table sets forth the effective date, initial term and the number of renewal terms at the option of the manager under the respective management agreements for each of the Company’s hotel properties:

	Date of Agreement	Initial Term	Number of Renewal Terms
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
Courtyard Manhattan/Fifth Avenue	01/2005	30 years	None
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Torrance Marriott	1/2005	40 years	None
Marriott Atlanta Alpharetta	9/2000	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten-year periods
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 ½ years	None
SpringHill Suites Atlanta Buckhead	7/2005	30 years	Two ten-year periods
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Chicago Marriott	3/2006	32 years	Two ten-year periods
Westin Atlanta North at Perimeter	5/2006	10 years	Two five-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Renaissance Waverly Hotel	6/2005	20 years	Three ten-year periods
Renaissance Austin Hotel	6/2005	20 years	Three ten-year periods

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our properties:

	Base Management Fee(1)	Incentive Management Fee(2)
Courtyard Manhattan/Midtown East	5%	25%(3)
Torrance Marriott	3%	20%(4)
Salt Lake City Marriott Downtown	3%	Not more than 20%(5)
Marriott Griffin Gate Resort	3%	20%(6)
Bethesda Marriott Suites	3%	50%(7)
Courtyard Manhattan/Fifth Avenue	5% (8)	25%(9)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%	20%(10)
Marriott Atlanta Alpharetta	3%	25%(12)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%	25%(13)
Los Angeles Airport Marriott	3%	25%(14)
Renaissance Worthington	3%	25%(15)
Vail Marriott Mountain Resort & Spa	3%	20%(16)
SpringHill Suites Atlanta Buckhead	5% (11)	25%(17)
Oak Brook Hills Marriott Resort	3%	20% or 30%(18)
Orlando Airport Marriott	3%	20% or 25%(19)
Chicago Marriott	3%	20%(20)
Westin Atlanta North at Perimeter	3%(21)	10%(22)
Conrad Chicago	2%(23)	15%(24)
Renaissance Waverly Hotel	3%	20%(25)
Renaissance Austin Hotel	3%	20%(26)

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

          (7) Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owners priority expires in 2023.

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

    (20) Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

    (21) The base management fee will be equal to 3% of gross revenues for fiscal years 2006 through 2008, with up to 1% of gross revenues forfeited from 2006 to 2008 if DiamondRock does not achieve an 8.5% unlevered yield in 2006, 9.5% unlevered yield in 2007, or 10.75% unlevered yield in 2008.

    (22) Calculated as a percentage of operating profits in excess of 10.75% of certain capital expenditures.

    (23) The base management fee will be equal to 2.5% of gross revenues for fiscal years 2008 and 2009 and 3% for fiscal years thereafter.

    (24) Calculated as a percentage of operating profits after a pre-set dollar amount of owner’s priority. Beginning in fiscal year 2011, the incentive management fee will be 103% of the prior year cash flow.

    (25) Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

    (26) Calculated as a percentage of operating profits in excess of the sum of (i) $6.0 million and (ii) 10.75% of certain capital expenditures.

The Company recorded $19.7 million, $7.9 million and $0.2 million of management fees to Marriott during the years ended December 31, 2006 and December 31, 2005 and the period from May 6, 2004 to December 31, 2004, respectively. The management fees for the year ended December 31, 2006 consisted of $8.4 million of incentive management fees and $11.3 million of base management fees. The management fees for the year ended December 31, 2005 consisted of $0.6 million of incentive management fees and $7.3 million of base management fees. All management fees earned during the period from May 6, 2004 to December 31, 2004 related to base management fees.

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

As of December 31, 2006 and 2005, the liabilities incurred by the hotel managers are comprised of liabilities incurred by the Company’s hotel managers in conjunction with the operation of the hotels which are legal obligations of the Company. As of December 31, 2006 and 2005, the due from managers is primarily comprised of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on the Company’s behalf.

Yield Support

Marriott has provided the Company with operating cash flow guarantees for certain hotels and will reimburse an amount of the management fee if actual hotel operating income is less than a negotiated target net operating income. We refer to these guarantees as “Yield Support”, or reimbursement of management fees otherwise payable. Yield Support is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees on the accompanying consolidated statement of operations. There was $2.8 million of Yield Support earned during the year ended December 31, 2006. There was no Yield Support earned during the year ended December 31, 2005 or the period from May 6, 2004 to December 31, 2004.

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

Ground Leases

Three of the Company’s  hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

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

In addition, part of one of the parking garages adjacent to one of the Company’s hotels is subject to a ground lease agreement:

•       A portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15 year renewal options contained in each ground lease.

Finally, two of the golf courses adjacent to two of the Company’s hotels are subject to a ground lease agreement:

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

These ground leases generally require the Company to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground leases covering the Salt Lake City Marriott Downtown extension and a portion of the Marriott Griffin Gate Resort golf course, the Company’s share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require the Company to obtain and maintain insurance covering the subject property. The Company records ground rent payments on a straight-line basis as required by U.S. generally accepted accounting principles.

Ground rent expense was $9.2 million, $8.8 million and $0.4 million for the years ended December 31, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004, respectively. Cash paid for ground rent was $1.8 million, $1.7 million and $0.1 million for the years ended December 31, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004, respectively.

Future minimum annual rental commitments under non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$3,493
2008	2,907
2009	2,779
2010	2,489
2011	2,152
Thereafter	600,985
$614,805

13.   Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2006 and 2005 are as follows:

	As of December 31, 2006 (in thousands)		As of December 31, 200 (in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage debt	$841,151	$848,135	$416,395	$411,667
Interest rate cap agreements	—	—	16	16

The fair value of all other financial assets and liabilities are equal to their carrying amounts.

14.   Segment Information

The Company has one reportable operating segment. However, the Company aggregates these operating segments into one reportable segment using the criteria established by SFAS 131, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004.

	Revenues (in thousands)			Investment (in thousands)
	2006	2005	2004	2006	2005	2004
Chicago	$84,762	$—	$—	$427,257	$—	$—
Los Angeles	76,532	46,495	—	199,644	173,731	—
US Virgin Islands	52,049	19,708	—	82,919	73,368	—
New York	41,881	35,339	3,244	122,248	111,913	106,025
Atlanta	37,611	10,051	—	264,175	73,174	—
Other	199,055	117,857	3,830	595,023	435,632	179,617
Total	$491,890	$229,450	$7,074	$1,691,266	$867,818	$285,642

15.  Quarterly Operating Results (Unaudited)

	2006 Quarter Ended (in thousands, except per share data)
	March 24	June 16	September 8	December 31
Total revenue	$83,122	$124,967	$114,899	$168,902
Total operating expenses	73,162	101,124	100,493	146,240
Operating income	$9,960	$23,843	$14,406	$22,662
Net income	$4,366	$13,897	$6,471	$10,478
Income per share:
Basic	$0.08	$0.20	$0.09	$0.14
Diluted	$0.08	$0.20	$0.09	$0.14

	2005 Quarter Ended (in thousands, except per share data)
	March 25	June 17	September 9	December 31
Total revenue	$26,349	$33,516	$65,407	$104,179
Total operating expenses	28,953	35,515	61,393	96,461
Operating (loss) income	$(2,604)	$(1,999)	$4,014	$7,718
Net (loss) income	$(5,262)	$(5,825)	$2,196	$1,554
Income (loss) per share:
Basic	$(0.25)	$(0.20)	$0.04	$0.03
Diluted	$(0.25)	$(0.20)	$0.04	$0.03

DiamondRock Hospitality Company
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2006

Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life

The Lodge at Sonoma, a Renaissance Resort and Spa	$—	$3,951	$22,720	$126	$3,951	$22,846	$26,797	$(1,758)	$25,039	2004	40 Years
Courtyard Midtown Manhattan East	(43,215)	16,500	54,812	(7)	16,500	54,805	71,305	(2,910)	68,395	2004	40 Years
Marriott Salt Lake City Downtown	(36,888)	—	45,815	1,629	—	47,444	47,444	(2,357)	45,087	2004	40 Years
Courtyard Manhattan/Fifth Avenue	(51,000)	—	34,685	293	—	34,978	34,978	(1,797)	33,181	2004	40 Years
Marriott Griffin Gate Resort	(29,806)	7,869	33,352	240	7,869	33,592	41,461	(1,706)	39,755	2004	40 Years
Marriott Bethesda Suites	(18,742)	—	45,656	52	—	45,708	45,708	(2,347)	43,361	2004	40 Years
Torrance Marriott	—	7,241	48,232	2,660	7,241	50,892	58,133	(2,544)	55,589	2005	40 Years
Marriott Atlanta Alpharetta	—	3,623	33,503	191	3,623	33,694	37,317	(1,281)	36,036	2005	40 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	(62,500)	17,713	50,697	232	17,713	50,929	68,642	(1,948)	66,694	2005	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	373	24,100	83,450	107,550	(3,170)	104,380	2005	40Years
Renaissance Worthington	(57,400)	15,500	63,428	150	15,500	63,578	79,078	(2,400)	76,678	2005	40 Years
Vail Marriott Mountain Resort	—	5,800	52,463	520	5,800	52,983	58,783	(2,008)	56,775	2005	40 Years
SpringHill Suites Atlanta Buckhead	—	3,900	28,179	(145)	3,900	28,034	31,934	(1,016)	30,918	2005	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	(533)	9,500	38,595	48,095	(1,451)	46,644	2005	40 Years
Orlando Airport Marriott	(59,000)	9,769	57,803	746	9,769	58,549	68,318	(1,511)	66,807	2005	40 Years
Chicago Marriott	(220,000)	36,900	347,921	645	36,900	348,566	385,466	(6,741)	378,725	2006	40 Years
Westin Atlanta North at Perimeter	—	7,490	51,124	(58)	7,490	51,066	58,556	(867)	57,689	2006	40 Years
Conrad Chicago	—	31,650	76,961	0	31,650	76,961	108,611	(272)	108,339	2006	40 Years
Waverly Renaissance	(97,000)	12,701	110,461	0	12,701	110,461	123,162	(230)	122,932	2006	40 Years
Austin Renaissance	(83,000)	9,283	93,815	(209)	9,283	93,606	102,889	(193)	102,696	2006	40 Years
Total	$(841,151)	$223,490	$1,373,832	$6,905	$223,490	$1,380,737	$1,604,227	$(38,507)	$1,565,720

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation (continued)
As of December 31, 2006 (in thousands)

Notes:

A)            The change in total cost of properties for the fiscal years ended December 31, 2006 and 2005 and the period from May 9, 2004 to December 31, 2004 is as follows (in thousands):

Balance at May 9, 2004	$—
Additions:
Acquisitions	265,215
Capital expenditures	—
Deductions:
Dispositions and other	—
Balance at December 31, 2004	265,215
Additions:
Acquisitions	555,071
Capital expenditures	110
Adjustments to purchase accounting	453
Deductions:
Dispositions and other	—
Balance at December 31, 2005	820,849
Additions:
Acquisitions	778,684
Capital expenditures	4,843
Adjustments to purchase accounting	(149)
Deductions:
Dispositions and other	—
Balance at December 31, 2006	$1,604,227

B)             The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2006 and 2005 and the period from May 9, 2004 to December 31, 2004 is as follows:

Balance at May 9, 2004	$—
Depreciation and amortization	468
Dispositions and other	—
Balance at December 31, 2004	468
Depreciation and amortization	12,044
Dispositions and other	—
Balance at December 31, 2005	12,512
Depreciation and amortization	25,995
Dispositions and other	—
Balance at December 31, 2006	$38,507

C)             The aggregate cost of properties for Federal income tax purposes is approximately $1,594,851 as of December 31, 2006.