Form 10-Q
period 2007-03-23
DiamondRock Hospitality Co
filed 2007-05-02
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2007

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
Large accelerated filer  ☒      Accelerated filer  ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 94,534,132 shares of its $0.01 par value common stock outstanding as of May 1, 2007.

Table of Contents
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Item I. Financial Statements
DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 23, 2007 and December 31, 2006
(in thousands, except share amounts)

ASSETS
	March 23, 2007	December 31, 2006
	(Unaudited)

Property and equipment, at cost	$2,105,318	$1,761,748
Less: accumulated depreciation	(91,422)	(75,322)
	2,013,896	1,686,426

Deferred financing costs, net	4,705	3,764
Restricted cash	24,905	28,595
Due from hotel managers	58,125	57,753
Favorable lease asset, net	9,935	10,060
Prepaid and other assets	12,374	12,676
Cash and cash equivalents	17,424	19,691

Total assets	$2,141,364	$1,818,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Debt, at face amount	$861,790	$841,151
Debt premium	2,583	2,620

Total debt	864,373	843,771

Deferred income related to key money	11,413	11,495
Unfavorable contract liabilities, net	87,446	87,843
Due to hotel managers	32,975	34,545
Dividends declared and unpaid	22,946	13,871
Accounts payable and accrued expenses	34,856	42,512

Total other liabilities	189,636	190,266

Shareholders' Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 94,534,132 and 76,191,632 shares issued and outstanding at March 23, 2007 and December 31, 2006, respectively	945	762
Additional paid-in capital	1,145,320	826,918
Accumulated deficit	(58,910)	(42,752)

Total shareholders’ equity	1,087,355	784,928

Total liabilities and shareholders’ equity	$2,141,364	$1,818,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Periods from January 1, 2007 to March 23, 2007 and January 1, 2006 to March 24, 2006
(in thousands, except per share amounts)

	Period from January 1, 2007 to March 23, 2007	Period from January 1, 2006 to March 24, 2006
	(Unaudited)	(Unaudited)

Rooms	$86,115	$54,515
Food and beverage	41,503	24,070
Other	6,117	4,537

Total revenues	133,735	83,122

Operating Expenses:

Rooms	20,383	12,835
Food and beverage	28,506	16,889
Management fees	5,232	2,917
Other hotel expenses	44,372	28,907
Depreciation and amortization	16,061	9,047
Corporate expenses	3,148	2,567

Total operating expenses	117,702	73,162

Operating profit	16,033	9,960

Other Expenses (Income):

Interest income	(597)	(183)
Interest expense	11,495	5,807

Total other expenses	10,898	5,624

Income before income taxes	5,135	4,336

Income tax benefit	1,655	30

Net income	$6,790	$4,366

Earnings per share:

Basic and diluted	$0.07	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2007 to March 23, 2007 and January 1, 2006 to March 24, 2006
(in thousands)

	Period from January 1, 2007 to March 23, 2007	Period from January 1, 2006 to March 24, 2006
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$6,790	$4,366
Adjustments to reconcile net income to net cash provided by operating activities:

Real estate depreciation	16,061	9,047
Corporate asset depreciation as corporate expenses	39	22
Non-cash straight line ground rent	1,707	1,711
Non-cash financing costs as interest	170	184
Market value adjustment to interest rate caps	-	(19)
Amortization of debt premium and unfavorable contract liabilities	(434)	(69)
Amortization of deferred income	(82)	(67)
Stock-based compensation	959	577
Yield support received	1,703	-
Non-cash yield support	(69)	(200)
Changes in assets and liabilities:
Prepaid expenses and other assets	302	(170)
Restricted cash	1,665	(250)
Due to/from hotel managers	(3,400)	(753)
Accounts payable and accrued expenses	(7,539)	(2,084)

Net cash provided by operating activities	17,872	12,295

Cash flows from investing activities:
Hotel acquisitions	(331,325)	(85,916)
Hotel capital expenditures	(14,120)	(11,535)
Change in restricted cash	2,025	2,202

Net cash used in investing activities	(343,420)	(95,249)

Cash flows from financing activities:
Repayments of credit facility	(20,000)	(3,000)
Draws on credit facility	41,500	24,000
Proceeds from short-term loan	-	79,500
Payment of lender deposits	-	(3,810)
Scheduled mortgage debt principal payments	(861)	(814)
Payment of financing costs	(1,111)	(109)
Proceeds from sale of common stock	317,935	-
Payment of costs related to sale of common stock	(380)	-
Payment of dividends	(13,802)	(8,943)

Net cash provided by financing activities	$323,281	$86,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Periods from January 1, 2007 to March 23, 2007 and January 1, 2006 to March 24, 2006
(in thousands)

	Period from January 1, 2007 to March 23, 2007	Period from January 1, 2006 to March 24, 2006
	(Unaudited)	(Unaudited)
Net (decrease) increase in cash and cash equivalents	$(2,267)	$3,870
Cash and cash equivalents, beginning of period	19,691	9,432
Cash and cash equivalents, end of period	$17,424	$13,302

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$11,917	$5,521
Cash paid for income taxes	$334	$802
Capitalized interest	$-	$143

Non Cash Investing and Financing Activities:

Assumption of mortgage debt	$-	$220,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that commenced operations in July of 2004. As of March 23, 2007, the Company owned twenty-one hotels, comprising 9,798 rooms, located in the following markets: Atlanta, Georgia (4); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

The Company conducts our business through a traditional umbrella partnership REIT, or UPREIT, in which the Company’s hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of the Company’s operating partnership. The Company is the sole general partner of the Company’s operating partnership and currently own, either directly or indirectly, all of the limited partnership units of the Company’s operating partnership.

2.    Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2006 included in our Annual Report on Form 10-K dated February 28, 2007.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 23, 2007 and the results of our operations and cash flows for the periods from January 1, 2007 to March 23, 2007 and January 1, 2006 to March 24, 2006, respectively. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

Reporting Periods

The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, our manager of the Vail Marriott, Noble Management Group, LLC, our manager of the Westin Atlanta North at Perimeter, Hilton Hotels Corporation, our manager of the Conrad Chicago, and Westin Hotel Management, L.P, our manager of the Westin Boston Waterfront Hotel report results on a monthly basis. Additionally, the Company, as a REIT, is required by U.S. federal tax laws to report results on a calendar year basis. As a result, the Company has adopted the reporting periods used by Marriott International for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott International’s fiscal quarters but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of our calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, or Westin Boston Waterfront Hotel for the month of operations that ends after our fiscal quarter-end because none of our managers make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, and the Westin Boston Waterfront Hotel as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income, adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income, adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

Stock-based Compensation

The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment. The Company records the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

Key Money

Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Key money is classified as deferred income on the accompanying condensed consolidated balance sheets and amortized against management fees on the accompanying condensed consolidated statements of operations.

Yield Support

Marriott has provided the Company with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as "Yield Support." Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

Straight-Line Rent

The Company records rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis as required by U.S. generally accepted accounting principles.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 did not have a material impact on our results of operations, financial position, or cash flows. The Company had no accruals for tax expenses as of December 31, 2006 or March 23, 2007, respectively. As of March 23, 2007, all of the Company’s federal income tax returns and state tax returns for the jurisdictions in which the Company’s hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

3.    Property and Equipment

Property and equipment as of March 23, 2007 (unaudited) and December 31, 2006 consists of the following (in thousands):

	March 23, 2007	December 31, 2006
Land	$223,490	$223,490
Land improvements	21,994	5,594
Buildings	1,667,913	1,375,143
Furniture, fixtures and equipment	182,686	149,842
Corporate office equipment and CIP	9,235	7,679

	2,105,318	1,761,748
Less: accumulated depreciation	(91,422)	(75,322)

	$2,013,896	$1,686,426

4.    Capital Stock

Common Shares

The Company is authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. The Company’s authorized number of shares of common stock increased from 100,000,000 to 200,000,000 during the fiscal quarter ended March 23, 2007. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by the Company’s board of directors.

The Company completed an additional follow-on offering of our common stock during the fiscal quarter ended March 23, 2007. The Company sold 18,342,500 shares of common stock, including the underwriters’ over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to the Company, after deduction of offering costs, were $317.6 million. The Company used the net proceeds of this offering to complete the acquisition of the Westin Boston Waterfront Hotel.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 23, 2007 and December 31, 2006, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plan

As of March 23, 2007, the Company has issued or committed to issue 1,408,628 shares of common stock under the 2004 Stock Option and Incentive Plan, including 659,306 shares of unvested restricted common stock and a commitment to issue 413,554 units of deferred common stock.

As of March 23, 2007, the Company’s officers and employees have been awarded 1,142,139 shares of restricted common stock. The aggregate fair value of these awards on the respective grants dates was $14.2 million. The weighted average grant date fair value of these awards was $12.44 per share. As of March 23, 2007, 482,833 of these awards have vested. The remaining share awards will vest as follows: 314,787 shares during 2007, 146,880 shares during 2008, 131,713 shares during 2009 and 65,926 shares during 2010. None of the recipients were required to pay for such shares of common stock. The Company awarded 197,779 shares of restricted common stock to the Company’s officers and employees during the fiscal quarter ended March 23, 2007. The aggregate fair value of these awards was $3.6 million, and the weighted average grant date fair value of these awards was $18 per share. As of March 23, 2007, the Company’s independent directors have been awarded 40,288 shares of common stock. Shares issued to the Company’s independent directors were fully vested upon issuance. Shares issued to the Company’s officers and employees vest over a three-year period from the date of the grant. As of March 23, 2007, the unrecognized compensation cost related to the share awards was $6.7 million and the weighted- average period over which the unrecognized compensation expense will be recorded is approximately 13 months.

At the time of our initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of March 23, 2007, the Company has a commitment to issue 413,554 shares under this plan. The share commitment increased from 382,500 to 413,554 since the Company’s initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock. No expense has been recognized during the period from January 1, 2007 to March 23, 2007 for these awards.

In total, for the periods from January 1, 2007 to March 23, 2007, and January 1, 2006 to March 24, 2006, the Company recorded $1.0 million and $0.6 million, respectively, of stock-based compensation expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

Basic Earnings per Share Calculation:	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006
	(unaudited)	(unaudited)

Net income	$6,790	$4,366
Dividends on unvested restricted common stock	(83)	(134)
Net income after dividends on unvested restricted common stock	$6,707	$4,232
Weighted-average number of common shares outstanding—basic	91,187,727	51,207,861
Basic earnings per share	$0.07	$0.08

Diluted Earnings per Share Calculation:	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006
	(unaudited)	(unaudited)

Net income	$6,790	$4,366
Dividends on unvested restricted common stock	(83)	(134)
Net income after dividends on unvested restricted common stock	$6,707	$4,232

Weighted-average number of common shares outstanding—basic	91,187,727	51,207,861
Unvested restricted common stock	402,118	466,330
Weighted-average number of common shares outstanding—diluted	91,589,845	51,674,191
Diluted earnings per share	$0.07	$0.08

7.    Debt

The Company has incurred limited recourse, property specific mortgage debt in conjunction with the acquisition of certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company. As of March 23, 2007, twelve of our twenty-one hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of March 23, 2007, the Company was in compliance with the financial covenants of our debt.

The following table sets forth information regarding the Company’s debt as of March 23, 2007 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,971	5.195%
Marriott Salt Lake City Downtown	36,589	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	29,636	5.11%
Bethesda Marriott Suites	18,594	7.69%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Senior unsecured credit facility	21,500	LIBOR + 0.95 (6.27% as of March 23, 2007)

Total	$861,790

Weighted-Average Interest Rate		5.7%

The Company was party to a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility (the “Former Facility”). The Company amended and restated the Former Facility to expand it into a $200 million unsecured credit facility on February 28, 2007 (the “New Facility”).

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

In addition to the interest payable on amounts outstanding under the Former Facility, the Company was required to pay an annual fee equal to 0.35% of the unused portion of the Former Facility.

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

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay a fee equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125% if the unused portion of the New Facility is less than 50%.

8.    Acquisition

On January 31, 2007, the Company acquired a leasehold interest in the 793 room Westin Boston Waterfront Hotel. In addition to the Westin Boston Waterfront Hotel, the acquisition, which closed on February 8, 2007, included a leasehold interest in 100,000 square feet of retail space, and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million. The hotel remains a Westin-branded property and continues to be managed by Starwood under a twenty-year management agreement. The management fee provides for a base management fee of 2.5% of the hotel’s gross revenues and an incentive fee of 20% of hotel operating profits above an owner’s priority defined in the management agreement. The hotel and retail space are subject to a ground lease that expires in 2099.

The preliminary purchase price allocation, including transaction costs, of the Westin Boston Waterfront Hotel to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change and when additional information is obtained, are as follows (in thousands):

Land improvements	$16,400
Building	290,921
Furniture, fixtures and equipment	23,790

Total fixed assets	331,111

Working capital	175
Other assets, net	39

Purchase Price	$331,325

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s acquisitions as if they had occurred on the first day of the fiscal year presented. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the purchase price to land improvements and buildings was made, and the Company will finalize the allocation after all information is obtained.

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006

	(in thousands)

Revenues	$136,822	$120,723
Net income	5,572	711

Earnings per share - Basic and Diluted	$0.06	$0.01

9. Dividends

During the 2006 fourth fiscal quarter the Company’s board of directors declared a cash dividend of $0.18 per share of the Company’s common stock. The dividend was paid on January 4, 2007, to all stockholders of record as of December 21, 2006. During the first fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of the Company common stock. The dividend was paid on April 2, 2007 to all stockholders of record as of March 23, 2007.

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

Overview

              We are a lodging focused real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of March 23, 2007, we owned twenty-one hotels comprising 9,798 rooms. These hotels are geographically diversified across major markets in the United States.

We adhere to three basic principles:

•	high quality urban and resort focused real estate;
•	conservative capital structure; and
•	thoughtful asset management.

High Quality Urban and Resort Focused Real Estate

We own and seek to acquire premium hotels and resorts in North America. Since our formation in May 2004, we have acquired 21 properties, with purchase prices aggregating over $2 billion. These hotels and resorts are all categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

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

As of March 23, 2007, 97.5% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 8.4 years. As of March 23, 2007, we had $861.8 million of debt outstanding, representing a net debt-to-enterprise value ratio of 32%, which is calculated as our market capitalization plus net debt.

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

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 and the fiscal quarter ended March 23, 2007, we completed a significant amount of capital reinvestment in our hotels - completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort) to total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are committed to completing these renovations on time, on budget and with minimum disruption at our hotels. We are optimistic that, when completed, these renovations will enable us to achieve higher rates and greater demand for our hotels.

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

Key Indicators of Financial Condition and Operating Performance

              We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

• Occupancy percentage;
• ADR;
• RevPAR;
• EBITDA and
• FFO.

              Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the fiscal quarter ended March 23, 2007 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

              Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of Marriott and its brands as well as the Westin and Conrad brands.

              We also use EBITDA and FFO as measures of the financial performance of our business. See "Non-GAAP Financial Matters."

Significant highlights for the Fiscal Quarter ended March 23, 2007 and subsequent period are as follows:

Follow On Offering. The Company completed an additional follow-on offering of our common stock during the quarter ended March 23, 2007. The Company sold 18,342,500 shares of common stock, including the underwriters’ over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to the Company, after deduction of offering costs, were $317.6 million. The Company used the net proceeds of this offering to complete the acquisition of the Westin Boston Waterfront Hotel.

Acquisition of the Westin Boston Waterfront Hotel. On January 31, 2007 the Company acquired a leasehold interest in the 793 room Westin Boston Waterfront Hotel. In addition to the Westin Boston Waterfront Hotel, the acquisition, which closed on February 8, 2007, included a leasehold interest in 100,000 square feet of retail space and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million.

Payment of First Quarter Dividend. During the first fiscal quarter of 2007, the Company’s board of directors declared a cash divided of $0.24 per share of our common stock. The divided was paid on April 2, 2007 to all record holders of our common stock as of March 23, 2007.

Results of Operations

Fiscal Quarter Ended March 23, 2007

As of March 23, 2007, we owned twenty-one hotels. Our total assets were $2.1 billion as of March 23, 2007. Total liabilities were $1.1 billion as of March 23, 2007, including $864.4 million of debt. Shareholders' equity was approximately $1.1 billion as of March 23, 2007. Our total assets were $1.8 billion as of December 31, 2006. Total liabilities were $1.0 billion as of December 31, 2006, including $843.8 million of debt. Shareholders’ equity was approximately $784.9 million as of December 31, 2006. Our net income for the fiscal quarter ended March 23, 2007 was $6.8 million compared to $4.4 million for the fiscal quarter ended March 24, 2006. We acquired six of our twenty-one hotels after the first fiscal quarter of 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

              Revenue.    Our revenues totaled $133.7 million and $83.1 million for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively, consist of the following (in thousands):

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006
Rooms	$86,115	$54,515
Food and beverage	41,503	24,070
Other	6,117	4,537
Total revenues	$133,735	$83,122

Individual hotel revenues for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively, consist of the following (in millions):

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006

Chicago Marriott	$17.4	$-
Los Angeles Airport Marriott	14.3	13.9
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	10.9	9.8
Renaissance Worthington	9.8	9.2
Renaissance Waverly Hotel	9.1	-
Renaissance Austin Hotel	8.6	-
Vail Marriott Mountain Resort & Spa (1)	7.7	7.2
Orlando Airport Marriott	7.0	6.3
Salt Lake City Marriott Downtown	6.8	6.5
Courtyard Manhattan/Midtown East	5.2	3.7
Torrance Marriott	5.0	5.0
Westin Boston Waterfront Hotel (2)	4.0	-
Marriott Griffin Gate Resort	3.9	3.7
Marriott Atlanta Alpharetta	3.6	3.6
Oak Brook Hills Marriott Resort	3.5	3.9
Bethesda Marriott Suites	3.5	3.2
Westin Atlanta North at Perimeter (1)	3.4	-
Courtyard Manhattan/Fifth Avenue	3.1	2.6
The Lodge at Sonoma, a Renaissance Resort & Spa	3.0	2.9
Conrad Chicago (1)	2.4	-
SpringHill Suites Atlanta Buckhead	1.5	1.6
Total	$133.7	$83.1

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The period from January 1, 2007 to March 23, 2007 includes the operations for the period from January 1, 2007 to February 28, 2007 for these four hotels.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The period from January 1, 2007 to March 23, 2007, includes the operations for the period from January 31, 2007 (date of acquisition) to February 28, 2007. This hotel was newly built in 2006.

              The following pro forma key hotel operating statistics for our hotels for the fiscal quarters ended March 23, 2007 and March 24, 2006. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. The operating statistics for the fiscal quarters ended March 23, 2007 and March 24, 2006 exclude the Westin Boston Waterfront Hotel due to the fact that this hotel was newly built in 2006 and there are no comparable statistics for the fiscal quarter ended March 24, 2006.

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006	% Change
Occupancy %	72.0%	70.6%	1.4 percentage points
ADR	$166.43	$154.60	7.7%
RevPAR	$119.77	$109.21	9.7%

              The hotel operating statistics presented below are pro forma as they include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. Individual hotel statistics for the fiscal quarters ended March 23, 2007 and March 24, 2006 are as follows:

Property	Location	Number of Rooms	Average Occupancy (%)	ADR($)	RevPAR($)	% Change from 2006 RevPAR
Chicago Marriott	Chicago, Illinois	1,192	68.3%	$165.01	$112.68	4.9%
Los Angeles Airport Marriott	Los Angeles, California	1,004	82.3	122.30	100.65	5.4
Westin Boston Waterfront Hotel (2)	Boston, Massachusetts	793	56.2	165.42	92.91	N/A
Renaissance Waverly Hotel	Atlanta, Georgia	521	73.9	146.90	108.62	(3.0)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	77.8	139.35	108.38	6.8
Renaissance Worthington	Fort Worth, Texas	504	80.8	173.81	140.44	7.5
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	84.6	305.82	258.86	11.3
Renaissance Austin Hotel	Austin, Texas	492	80.1	157.42	126.03	21.1
Torrance Marriott	Los Angeles County, California	487	73.4	120.91	88.79	3.3
Orlando Airport Marriott	Orlando, Florida	486	81.7	138.55	113.15	10.6
Marriott Griffin Gate Resort	Lexington, Kentucky	408	52.3	113.64	59.42	10.7
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384	38.4	131.52	50.49	0.8
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	66.1	145.54	96.21	7.3
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	80.1	358.61	287.33	7.0
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	61.1	156.38	95.59	6.6
Courtyard Manhattan/Midtown East	New York, New York	312	84.7	231.05	195.74	46.1
Conrad Chicago (1)	Chicago, Illinois	311	54.1	175.71	95.12	39.6
Bethesda Marriott Suites	Bethesda, Maryland	272	63.7	187.80	119.68	12.7
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	63.4	119.03	75.42	(5.7)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.2	227.75	203.22	19.9
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	53.5	182.99	97.95	0.1
TOTAL/WEIGHTED AVERAGE (3)		9,798	72.0%	$166.43	$119.77	9.7%

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The period from January 1, 2007 to March 23, 2007 includes the operations for the period from January 1, 2007 to February 28, 2007 for these four hotels.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The period from January 1, 2007 to March 23, 2007 includes the operations for the period from January 31, 2007 (date of acquisition) to February 28, 2007.

(3)	Totals exclude the Westin Boston Waterfront Hotel. This hotel was newly built in 2006 and there are no comparable statistics for the fiscal quarter ended March 24, 2006.

              Hotel operating expenses.    Our hotel operating expenses totaled $98.5 million for the fiscal quarter ended March 23, 2007 compared to $61.5 million for the fiscal quarter ended March 24, 2006. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively, consist of the following (in millions):

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006
Rooms departmental expenses	$20.4	$12.8
Food and beverage departmental expenses	28.5	16.9
Other hotel expenses	37.3	24.6
Base management fees	3.7	2.6
Yield support	(0.1)	(0.2)
Incentive management fees	1.6	0.5
Property taxes	5.0	2.2
Ground rent—Contractual	0.4	0.4
Ground rent—Non-cash	1.7	1.7
Total hotel operating expenses	$98.5	$61.5

In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels. The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations. Across our portfolio, we are entitled to up to $0.8 million of yield support in 2007 for the Oak Brook Hills Marriott and $100,000 in 2007 for the Buckhead SpringHill Suites. We currently anticipate that we will recognize $0.5 million of yield support in 2007. We recorded yield support of $0.1 million during the fiscal quarter ended March 23, 2007. We recorded $0.2 million of yield support during the fiscal quarter ended March 24, 2006.

              Depreciation and amortization.    Our depreciation and amortization expense totaled $16.1 million and $9.0 million for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.

              Corporate expenses.    Our corporate expenses totaled $3.1 million and $2.6 million for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors' fees.

              Interest expense.    Our interest expense totaled $11.5 million and $5.8 million for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. The 2007 interest expense is related to mortgage debt ($10.9 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.4 million). The 2006 interest expense is related to mortgage debt ($5.2 million), amortization and write off of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.4 million). As of March 23, 2007, we had property-specific mortgage debt outstanding on twelve of our hotels. On all twelve of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The interest rate as of March 23, 2007 on the credit facility was 6.27%. The Company had $21.5 million drawn on the credit facility as of March 23, 2007. Our weighted-average interest rate on all debt as of March 23, 2007 was 5.7%.

Interest income. We recorded interest income of $0.6 million and $0.2 million for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. Interest income increased from the comparable period in 2006 as a result of interest earned on cash received from the secondary offering completed in January 2007.

              Income taxes.    We recorded an income tax benefit of $1.7 million and $30,000 for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. The 2007 income tax benefit was incurred on the $4.5 million pre-tax loss of our TRS for the fiscal quarter ended March 23, 2007, offset by foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & MorningStar Marriott Beach Resort. The 2006 income tax benefit was incurred on the $0.3 million pre-tax loss of our TRS for the fiscal quarter ended March 24, 2006.

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

As of March 23, 2007, 97.5% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 8.4 years. As of March 23, 2007, we had $861.8 million of debt outstanding.

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

Credit Facilities

On July 8, 2005, the Company entered into a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility (the “Former Facility”). The Company amended and restated the Former Facility to expand it into a $200.0 million unsecured credit facility on February 28, 2007 (the “New Facility”).

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

Interest is paid on the periodic advances under the New Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our New Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Maximum leverage ratio	65%
Minimum fixed charge coverage ratio	1.6x
Minimum tangible net worth	$738.4 million
Unhedged floating rate debt as a percentage of total indebtedness	35%

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

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125% if the unused portion of the New Facility is less than 50%. The Company incurred interest and unused credit facility fees of $0.4 million for the fiscal quarter ended March 23, 2007 on the credit facilities. As of March 23, 2007, the Company had $21.5 million outstanding on the New Facility. The Company incurred interest and unused credit facility fees of $0.4 million for the fiscal quarter ended March 24, 2006 on the Former Facility. As of March 23, 2007, the Company was in compliance with all financial covenants of the New Facility.

Sources and Uses of Cash

              Our principal sources of cash are cash from operations, borrowing under mortgage financings, draws on our credit facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

              Cash Provided by Operations.    Our cash provided by operations was $17.9 million for the fiscal quarter ended March 23, 2007, which is the result of our $6.8 million net income and $1.7 million of cash received from yield support, adjusted for the impact of several non-cash charges, including $16.1 million of depreciation, $1.7 million of non-cash straight line ground rent, $0.2 million of amortization of deferred financing costs, and $1.0 million of stock compensation, offset by $0.4 million of amortization of unfavorable agreements, and unfavorable working capital changes of $9.0 million. Our cash provided by operations was $12.3 million for the fiscal quarter ended March 24, 2006, which is the result of our $4.4 million net income, adjusted for the impact of several non-cash charges, including $9.0 million of depreciation, $1.7 million of non-cash straight line ground rent, $0.2 million of amortization of deferred financing costs and loan repayment losses, $0.6 million of stock compensation, $0.2 million of non-cash yield support, offset by an unfavorable working capital changes of $3.3 million.

Cash Used In Investing Activities.    Our cash used in investing activities was $343.4 million and $95.2 million for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. During the fiscal quarter ended March 23, 2007, we utilized $331.3 million for the acquisition of the Westin Boston Waterfront Hotel and incurred capital expenditures at our other hotels of $14.1 million. During the fiscal quarter ended March 24, 2006, we utilized $85.9 million of cash for the acquisition of the Chicago Marriott Downtown Magnificent Mile and incurred capital expenditures at our other hotels of $11.5 million.

              Cash Provided by Financing Activities.    Approximately $323.3 million and $86.8 million of cash was provided by financing activities for the fiscal quarters ended March 23, 2007 and March 24, 2006, respectively. The cash provided by financing activities for the fiscal quarter ended March 23, 2007, primarily consists of $317.6 million of net proceeds from the sale of our common stock and $41.5 million in draws under the Company’s credit facilities. The cash provided by financing activities for the fiscal quarter ended March 23, 2007 was offset by the $20 million repayment of the senior secured credit facility, $0.9 million of scheduled debt principal payments, $1.1 million payment of financing costs, and $13.8 million of dividends. The cash provided by financing activities for the fiscal quarter ended March 24, 2006, primarily consists of $79.5 million of proceeds from a short-term loan in conjunction with the acquisition of the Chicago Marriott Downtown Magnificent Mile, and $24.0 million in draws under the Company’s senior secured credit facility. The cash provided by financing activities for the fiscal quarter ended March 24, 2006 was offset by a $3.0 million repayment of the Company’s senior secured credit facility, $3.8 million of cash paid to the lender for deposits relating to the refinancing of the Chicago Marriott mortgage debt ($3.3 million) and the Courtyard Manhattan/Fifth Avenue ($0.5 million), $0.8 million of scheduled debt principal payments and $8.9 million of dividends.

              The following table summarizes our significant financing activities since the beginning of 2007:

Transaction Date	Description of Transaction	Amount
January 3, 2007	Draw under Former Facility	$5.0 million
January 4, 2007	Payment of fourth quarter dividends	(13.8 million	)
January 9, 2007	Draw under Former Facility	15.0 million
January 23, 2007	Proceeds from follow-on offering	317.9 million
February 28, 2007	Repayment of Former Facility	(20.0 million	)
February 28, 2007	Draw under New Facility	21.5 million
March 29, 2007	Draw under New Facility	20.0 million
April 2, 2007	Payment of first quarter dividends	(22.8 million	)
April 30, 2007	Repayment of New Facility	(12.0 million	)

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

During the first fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of common stock. The dividend was paid on April 2, 2007 to all stockholders of record as of March 23, 2007.

Capital Expenditures

              The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of March 23, 2007, we had set aside $24.9 million for capital projects in property improvement funds ($23.2 million) and lender held restricted cash ($1.7 million). Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

The Company has and continues to make significant capital investments in the Company’s hotels. In 2007, the Company plans to undertake approximately $70 to $80 million of capital improvements at the Company’s hotels. The Company incurred $12.8 million of capital projects in the fiscal quarter ended March 23, 2007. The most significant projects are as follows:

•
Chicago Marriott Downtown: The Company is currently in the planning stages of a $35 million renovation of the hotel. The renovation includes a complete redo of all the meeting and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby. The work will begin in the second half of 2007 and be completed in the first half of 2008.  The estimated disruption, mainly associated with the ballroom renovations, will occur primarily in the first quarter of 2008.

•
Westin Boston Waterfront: The Company is currently planning the construction of approximately $15 million of tenant improvements to the unfinished shell space attached to the hotel. The improvements include the creation of over 45,000 square feet to meeting/exhibit space as well as 20,000 square feet for restaurant outlets. The project will be completed in the first quarter of 2008.

•	Oak Brook Hills Marriott Resort: The Company completed the significant renovation of the hotel. The renovation included the guestrooms and bathrooms, the main ballroom and meeting rooms and the lobby.

•	Los Angeles Airport Marriott: The Company plans to renovate 19 suites during the second quarter of 2007 and certain breakout meeting rooms during the fourth quarter of 2007.

•
Griffin Gate Marriott Resort: The Company is currently adding a spa, repositioning and reconcepting the hotel restaurants as well as adding meeting space to the hotel. The projects will be completed by the end of the second quarter of 2007.

•	Westin Atlanta North: The Company plans to renovate the guestrooms during the third quarter of 2007.

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

              EBITDA represents net income excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. In addition, covenants included in our indebtedness use EBITDA as a measure of financial compliance. We also use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006
	(in thousands)
Net income	$6,790	$4,366
Interest expense	11,495	5,807
Income tax benefit	(1,655)	(30)
Real estate related depreciation and amortization	16,061	9,047
EBITDA	$32,691	$19,190

              We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net income (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in determining our results after taking into account the impact of our capital structure.

	Fiscal Quarter Ended March 23, 2007	Fiscal Quarter Ended March 24, 2006
	(in thousands)
Net income	$6,790	$4,366
Real estate related depreciation and amortization	16,061	9,047
FFO	$22,851	$13,413

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

Stock-based Compensation.  The Company accounts for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment. The Company records the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

Accounting for Key Money.  Marriott has contributed to us certain amounts, which we refer to as “key money”, in exchange for the right to manage certain of our hotels. We defer key money received from a hotel manager in conjunction with entering into a long-term hotel management agreement and amortize the amount received against management fees over the term of the management agreement.

Accounting for Yield Support. Marriott has provided us with operating cash flow guarantees for certain hotels and will fund shortfalls of actual hotel operating income, which is net of management fees, compared to a negotiated target net operating income. We refer to these guarantees as “yield support”. Yield support received is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees.

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

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We will adopt the provisions of SFAS 159 effective January 1, 2008. We do not expect SFAS 159 to have a material impact on our results of operations, financial position or cash flows.

Item 3. Qualitative Disclosure about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at March 23, 2007 was approximately $861.8 million, of which $21.5 million or 2.5% was variable rate debt. If market rates of interest on our variable rate debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. On the other hand, if market rates of interest on our variable rate were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $0.2 million annually. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $48.2 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $48.2 million. As of March 23, 2007, the fair value of the $861.8 million of debt was approximately $868.7 million.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2007)

3.2.1
Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.2.2
Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.1
Purchase And Sale Agreement, dated January 9, 2007, By And Between Boston Convention Center Hotel LLC, BCCH Retail LLC And DiamondRock Hospitality Limited Partnership For Westin Boston Waterfront (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

10.2
Amended and Restated Credit Agreement, dated as of February 28, 2007 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., Calyon New York Branch and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citicorp North America, Inc., as Documentation Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2007)

10.3*	Form of Severance Agreement, dated as of March 9, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

* Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company
May 1, 2007

/s/ Sean M. Mahoney	/s/ Michael D. Schecter
Sean M. Mahoney Chief Accounting Officer and Corporate Controller	Michael D. Schecter Executive Vice President, General Counsel and Corporate Secretary