Form 10-Q
period 2007-06-15
DiamondRock Hospitality Co
filed 2007-07-25
CIK 1298946

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2007

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

The registrant had 94,680,827 shares of its $0.01 par value common stock outstanding as of July 25, 2007.

Table of Contents

INDEX

		Page No.

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets- June 15, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations For the Fiscal Quarters ended June 15, 2007 and June 16, 2006 and the Periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006	2

	Condensed Consolidated Statements of Cash Flows For the Periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION AND SIGNATURE

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
June 15, 2007 and December 31, 2006
(in thousands, except share amounts)

	June 15, 2007	December 31, 2006
	(Unaudited)
ASSETS

Property and equipment, at cost	$2,082,219	$1,761,748
Less: accumulated depreciation	(109,095)	(75,322)
	1,973,124	1,686,426

Deferred financing costs, net	4,528	3,764
Restricted cash	28,628	28,595
Due from hotel managers	70,381	57,753
Favorable lease assets, net	42,477	10,060
Prepaid and other assets	12,636	12,676
Cash and cash equivalents	23,266	19,691

Total assets	$2,155,040	$1,818,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Debt, at face amount	$865,944	$841,151
Debt premium	2,545	2,620

Total debt	868,489	843,771

Deferred income related to key money	11,332	11,495
Unfavorable contract liabilities, net	87,049	87,843
Due to hotel managers	37,899	34,545
Dividends declared and unpaid	22,947	13,871
Accounts payable and accrued expenses	41,174	42,512

Total other liabilities	200,401	190,266

Shareholders' Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 94,534,132 and 76,191,632 shares issued and outstanding at June 15, 2007 and December 31, 2006, respectively	945	762
Additional paid-in capital	1,146,545	826,918
Accumulated deficit	(61,340)	(42,752)

Total shareholders’ equity	1,086,150	784,928

Total liabilities and shareholders’ equity	$2,155,040	$1,818,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 15, 2007 and June 16, 2006 and
the Periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006
(in thousands, except per share amounts)

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Rooms	$115,681	$81,273	$201,796	$135,788
Food and beverage	54,340	36,676	95,843	60,745
Other	9,523	7,018	15,640	11,556

Total revenues	179,544	124,967	313,279	208,089

Operating Expenses:

Rooms	25,452	18,134	45,835	30,969
Food and beverage	35,771	23,420	64,277	40,309
Management fees	7,934	4,780	13,166	7,697
Other hotel expenses	54,649	40,066	99,021	68,973
Depreciation and amortization	17,643	12,078	33,704	21,125
Corporate expenses	3,274	2,646	6,422	5,213

Total operating expenses	144,723	101,124	262,425	174,286

Operating profit	34,821	23,843	50,854	33,803

Other Expenses (Income):

Interest income	(671)	(1,207)	(1,268)	(1,391)
Interest expense	11,884	9,324	23,379	15,132

Total other expenses	11,213	8,117	22,111	13,741

Income before income taxes	23,608	15,726	28,743	20,062

Income tax expense	(3,095)	(1,829)	(1,440)	(1,799)

Net income	$20,513	$13,897	$27,303	$18,263

Earnings per share:

Basic and diluted	$0.21	$0.20	$0.29	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006
(in thousands)

	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$27,303	$18,263
Adjustments to reconcile net income to net cash provided by operating activities:

Real estate depreciation	33,704	21,125
Corporate asset depreciation as corporate expenses	79	74
Non-cash ground rent	3,594	3,412
Non-cash financing costs as interest	349	516
Market value adjustment to interest rate caps	-	16
Amortization of debt premium and unfavorable contract liabilities	(868)	(503)
Amortization of deferred income	(164)	(135)
Stock-based compensation	2,097	1,157
Yield support received	1,741	-
Non-cash yield support recognized	(189)	(1,613)
Changes in assets and liabilities:
Prepaid expenses and other assets	(460)	(270)
Restricted cash	530	(3,125)
Due to/from hotel managers	(10,650)	(4,350)
Accounts payable and accrued expenses	(3,630)	(184)

Net cash provided by operating activities	53,436	34,383

Cash flows from investing activities:
Hotel acquisitions	(331,325)	(145,566)
Hotel capital expenditures	(22,549)	(25,960)
Change in restricted cash	(564)	3,600

Net cash used in investing activities	(354,438)	(167,926)

Cash flows from financing activities:
Repayments of credit facilities	(35,000)	(33,000)
Draws on credit facilities	61,500	24,000
Proceeds from mortgage debt	-	271,000
Repayments of mortgage debt	-	(325,500)
Proceeds from short-term loan	-	79,500
Scheduled mortgage debt principal payments	(1,707)	(1,607)
Payment of financing costs	(1,113)	(1,272)
Proceeds from sale of common stock	317,935	239,230
Payment of costs related to sale of common stock	(380)	(1,041)
Payment of dividends	(36,658)	(18,318)

Net cash provided by financing activities	$304,577	$232,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006
(in thousands)

	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
	(Unaudited)	(Unaudited)
Net increase in cash and cash equivalents	$3,575	$99,449
Cash and cash equivalents, beginning of period	19,691	9,432

Cash and cash equivalents, end of period	$23,266	$108,881

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$24,716	$14,808
Cash paid for income taxes	$340	$926
Capitalized interest	$-	$221

Non Cash Investing and Financing Activities:

Assumption of mortgage debt	$-	$220,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that commenced operations in July of 2004. As of June 15, 2007, the Company owned twenty-one hotels, comprising 9,804 rooms, located in the following markets: Atlanta, Georgia (4); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

The Company conducts its business through a traditional umbrella partnership REIT, or UPREIT, in which the Company’s hotel properties are owned by its operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of the Company’s operating partnership. The Company is the sole general partner of its operating partnership and currently owns, either directly or indirectly, all of the limited partnership units of the operating partnership.

2.    Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K dated February 28, 2007.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position as of June 15, 2007, and the results of the Company’s operations for the fiscal quarters ended June 15, 2007 and June 16, 2006, and for the periods from January 1, 2007 to June 15, 2007, and January 1, 2006 to June 16, 2006, respectively, and cash flows for the periods from January 1, 2007 to June 15, 2007, and January 1, 2006 to June 16, 2006, respectively. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

The Company’s financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The results reported in the Company’s condensed consolidated statements of operations are based on results of its hotels reported by hotel managers. The Company’s hotel managers use different reporting periods. Marriott International, the manager of most of the Company’s properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Noble Management Group, LLC, manager of the Westin Atlanta North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago, and Westin Hotel Management, L.P, manager of the Westin Boston Waterfront Hotel report results on a monthly basis. Additionally, the Company, as a REIT, is required by U.S. federal tax laws to report results on a calendar year basis. As a result, the Company has adopted the reporting periods used by Marriott International for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott International’s fiscal quarters but the fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle the Company has adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

While the reporting calendar the Company adopted is more closely aligned with the reporting calendar used by the manager of most of its properties, one final consequence of the calendar is the Company is unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, or Westin Boston Waterfront Hotel for the month of operations that ends after its fiscal quarter-end because neither Westin Hotel Management, L.P., Hilton Hotels Corporation, Noble Management Group, LLC, Vail Resorts nor Marriott International make mid-month results available. As a result, the quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, and the Westin Boston Waterfront Hotel as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation using the fair value based method of accounting under Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment. The Company records the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

Key Money

Key money received in conjunction with entering into hotel management agreements is deferred and amortized over the term of the hotel management agreement. Key money is classified as deferred income on the accompanying condensed consolidated balance sheets and amortized against management fees on the accompanying condensed consolidated statements of operations.

Yield Support

Marriott has provided the Company with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. The Company refers to these guarantees as "Yield Support." Yield Support received is recognized over the period earned if the Yield Support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield Support is recorded as an offset to base management fees.

Straight-Line Rent

The Company records rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis as required by U.S. generally accepted accounting principles.

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 did not have a material impact on the Company’s results of operations, financial position or cash flows. The Company had no accruals for tax uncertainties as of June 15, 2007 and December 31, 2006. As of June 15, 2007, all of the Company’s federal income tax returns and state tax returns for the jurisdictions in which the Company’s hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

3.    Property and Equipment

Property and equipment as of June 15, 2007 (unaudited) and December 31, 2006 consists of the following (in thousands):

	June 15, 2007	December 31, 2006
Land	$223,490	$223,490
Land improvements	8,292	5,594
Buildings	1,650,445	1,375,143
Furniture, fixtures and equipment	196,811	149,842
Corporate office equipment and CIP	3,181	7,679

	2,082,219	1,761,748
Less: accumulated depreciation	(109,095)	(75,322)

	$1,973,124	$1,686,426

4.    Capital Stock

Common Shares

The Company is authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. The Company’s authorized number of shares of common stock increased from 100,000,000 to 200,000,000 in the first fiscal quarter of 2007. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by the Company’s board of directors.

The Company completed an additional follow-on offering of its common stock during the first fiscal quarter of 2007. The Company sold 18,342,500 shares of common stock, including the underwriters’ over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to the Company, after deduction of offering costs, were $317.6 million. The Company used the net proceeds of this offering to complete the acquisition of the Westin Boston Waterfront Hotel.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 15, 2007 and December 31, 2006, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plan

As of June 15, 2007, the Company has issued or committed to issue 1,413,854 shares of common stock under the 2004 Stock Option and Incentive Plan, as amended, including 659,306 shares of unvested restricted common stock and a commitment to issue 418,780 units of deferred common stock.

As of June 15, 2007, the Company’s officers and employees have been awarded 1,142,139 shares of restricted common stock. The aggregate fair value of these awards on the respective grant dates was $14.2 million. The weighted-average grant-date fair value of these awards was $12.44 per share. As of June 15, 2007, 482,833 of these awards have vested. The remaining share awards will vest as follows: 314,787 shares during 2007, 146,880 shares during 2008, 131,713 shares during 2009 and 65,926 shares during 2010. None of the recipients were required to pay for such shares of common stock. The Company awarded 197,779 shares of restricted common stock to the Company’s officers and employees during the first fiscal quarter of 2007. The aggregate fair value of these awards was $3.6 million, and the weighted average grant date fair value of these awards was $18.00 per share. As of June 15, 2007, the Company’s independent directors have been awarded 40,288 shares of common stock. Shares issued to the Company’s independent directors were fully vested upon issuance. Shares issued to the Company’s officers and employees vest over a three-year period from the date of the grant. As of June 15, 2007, the unrecognized compensation cost related to the share awards was $5.6 million and the weighted- average period over which the unrecognized compensation expense will be recorded is approximately 28 months.

At the time of its initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of June 15, 2007, the Company has a commitment to issue 418,780 shares under this plan. The share commitment increased from 382,500 to 418,780 since the Company’s initial public offering because dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock. No expense has been recognized during the period from January 1, 2007 to June 15, 2007 for these awards.

In total, for the periods from January 1, 2007 to June 15, 2007, and January 1, 2006 to June 16, 2006, the Company recorded $2.1 million and $1.2 million, respectively, and $1.1 million and $0.6 million during the fiscal quarters ended June 15, 2007 and June 16, 2006, respectively, of stock-based compensation expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

Basic Earnings per Share Calculation:	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$20,513	$13,897	$27,303	$18,263
Dividends on unvested restricted common stock	(158)	(135)	(241)	(269)

Net income after dividends on unvested restricted common stock	$20,355	$13,762	$27,062	$17,994

Weighted-average number of common shares outstanding—basic	94,946,628	69,383,184	93,089,822	60,349,939

Basic earnings per share	$0.21	$0.20	$0.29	$0.30

Diluted Earnings per Share Calculation:	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$20,513	$13,897	$27,303	$18,263
Dividends on unvested restricted common stock	(158)	(135)	(241)	(269)

Net income after dividends on unvested restricted common stock	$20,355	$13,762	$27,062	$17,994

Weighted-average number of common shares outstanding—basic	94,946,628	69,383,184	93,089,822	60,349,939
Unvested restricted common stock	345,214	536,207	372,846	499,997

Weighted-average number of common shares outstanding—diluted	95,291,842	69,919,391	93,462,668	60,849,936

Diluted earnings per share	$0.21	$0.20	$0.29	$0.30

7.    Debt

The Company has incurred limited recourse, property specific mortgage debt in conjunction with certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company. As of June 15, 2007, twelve of our twenty-one hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of June 15, 2007, the Company was in compliance with the financial covenants of our mortgage debt.

The following table sets forth information regarding the Company’s debt as of June 15, 2007 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,735	5.195%
Marriott Salt Lake City Downtown	36,293	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	29,473	5.11%
Bethesda Marriott Suites	18,443	7.69%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Senior unsecured credit facility	26,500	LIBOR + 0.95 (6.27% as of June 15, 2007)

Total	$865,944
Weighted-Average Interest Rate		5.7%

The Company was party to a three-year, $75.0 million senior secured revolving credit facility from Wachovia Bank, National Association, as administrative agent under the credit facility, and Citicorp North America, Inc. and Bank of America, N.A., as co-syndication agents under the credit facility (the “Former Facility”). On February 28, 2007, the Company amended and restated the Former Facility to expand it into a $200.0 million unsecured credit facility (the “New Facility”).

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

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay a fee equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125% if the unused portion of the new Facility is less than 50%. As of June 15, 2007, the Company had $26.5 million outstanding under the New Facility with a capacity to borrow an additional $173.5 million. On June 21, 2007, the Company drew an additional $11.5 million under the New Facility. On July 23, 2007, the Company repaid $3.0 million on the New Facility. As of June 15, 2007, the Company was in compliance with all financial covenants of the New Facility.

8.    Acquisition

On January 31, 2007, the Company acquired a leasehold interest in the 793 room Westin Boston Waterfront Hotel. In addition to the Westin Boston Waterfront Hotel, the acquisition, which closed on February 8, 2007, included a leasehold interest in 100,000 square feet of retail space, and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million. The Company allotted purchase consideration to favorable lease assets related to the favorable lease terms of the hotel ground lease and the option to assume the current lease terms under the land option. The hotel and retail space are subject to a favorable ground lease that expires in 2099. The Company reviewed the terms of the ground leases in conjunction with the hotel purchase accounting and concluded that the terms of both ground leases were below current market and recorded a $20.0 million favorable lease asset for the ground lease related to the land under the existing hotel and a $12.8 million favorable lease asset for the ground lease related to the undeveloped parcel of land at the acquisition date. The hotel remains a Westin-branded property and continues to be managed by Starwood under a twenty-year management agreement. The management agreement provides for a base management fee of 2.5% of the hotel’s gross revenues and an incentive fee of 20% of hotel operating profits above an owner’s priority defined in the management agreement.

The preliminary purchase price allocation, including transaction costs, of the Westin Boston Waterfront Hotel to the acquired assets and liabilities, which may be adjusted if any of the assumptions underlying the purchase accounting change and when additional information is obtained, is as follows (in thousands):

Land improvements	$2,706
Building	273,755
Furniture, fixtures and equipment	21,400

Total fixed assets	297,861

Favorable lease assets	32,750
Other assets, net	714

Purchase Price	$331,325

Acquired properties are included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the Company’s acquisitions as if they had occurred on the first day of the fiscal period presented. In the Company’s opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the purchase price to land improvements and buildings was made, and the Company will finalize the allocation after all information is obtained.

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006

	(in thousands)

Revenues	$179,544	$150,213	$316,366	$270,936
Net income	20,513	16,510	26,276	17,221

Earnings per share - Basic and Diluted	$0.21	$0.17	$0.28	$0.18

9.        Dividends

During the first fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of the Company common stock. The dividend was paid on April 2, 2007 to all stockholders of record as of March 23, 2007. During the second fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of the Company common stock. The dividend was paid on June 22, 2007 to all stockholders of record as of June 15, 2007.

 10.    Commitments and Contingencies

Litigation

The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company. The Company is involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on its financial condition or results of operations.

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

Overview

We are a lodging focused real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of June 15, 2007, we owned twenty-one hotels comprising 9,804 rooms. These hotels are geographically diversified across major markets in the United States.

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

Conservative Capital Structure

We are committed to maintaining a conservative and flexible capital structure with prudent leverage levels. We have taken advantage of the low interest rate environment by fixing our debt rates for an extended period of time. Depending on the outlook for interest rates in the future we maintain the flexibility to modify these strategies.

As of June 15, 2007, 96.9% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 8.2 years. As of June 15, 2007, we had $865.9 million of debt outstanding, representing a net debt-to-enterprise value ratio of 32.3%. Enterprise value is calculated as our market capitalization plus net debt.

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

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 and the period from January 1, 2007 to June 15, 2007, we completed a significant amount of capital reinvestment in our hotels - completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott and Frenchman’s Reef & Morning Star Marriott Beach Resort) to total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are committed to completing our renovations on time, on budget and with minimum disruption at our hotels. We are optimistic that, when completed, our renovations will enable us to achieve higher rates and greater demand for our hotels.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the fiscal quarter ended June 15, 2007, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for each of our hotels for the period from January 1, 2007 to June 15, 2007. This information includes periods prior to our acquisition of theses hotels unless otherwise indicated:

Property	Location	Number of Rooms	Average Occupancy (%)	ADR($)	RevPAR($)	% Change from 2006 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	76.3%	$199.89	$152.57	9.8%
Los Angeles Airport Marriott	Los Angeles, California	1,004	79.7	119.18	94.97	3.0
Westin Boston Waterfront Hotel (2)	Boston, Massachusetts	793	67.6	195.77	132.29	N/A
Renaissance Waverly Hotel	Atlanta, Georgia	521	70.7	147.01	103.97	(2.9)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.9	134.05	96.35	5.2
Renaissance Worthington	Fort Worth, Texas	504	78.9	175.79	138.75	3.6
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	86.8	277.77	241.18	8.3
Renaissance Austin Hotel	Austin, Texas	492	80.9	159.63	129.10	19.6
Torrance Marriott	Los Angeles County, California	487	75.7	120.50	91.23	3.8
Orlando Airport Marriott	Orlando, Florida	486	81.1	128.81	104.53	10.1
Marriott Griffin Gate Resort	Lexington, Kentucky	408	62.5	134.58	84.16	10.4
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	384	52.1	134.69	70.24	8.0
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	71.0	139.36	99.00	6.8
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	65.8	312.25	205.36	10.2
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	62.4	155.63	97.09	5.5
Courtyard Manhattan/Midtown East	New York, New York	312	88.0	267.44	235.39	29.0
Conrad Chicago (1)	Chicago, Illinois	311	66.0	218.13	144.00	25.8
Bethesda Marriott Suites	Bethesda, Maryland	272	73.3	187.99	137.85	8.6
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	65.0	117.59	76.40	(5.8)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	90.9	255.36	232.23	17.1
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	64.2	203.97	130.94	(0.7)
TOTAL/WEIGHTED AVERAGE (3)		9,804	74.3%	$173.44	$128.81	9.1%

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The period from January 1, 2007 to June 15, 2007 includes the operations for the period from January 1, 2007 to May 31, 2007 for these four hotels.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The period from January 1, 2007 to June 15, 2007 includes the operations for the period from January 31, 2007 (date of acquisition) to May 31, 2007.

(3)	Total hotel statistics exclude the Westin Boston Waterfront Hotel. This hotel was newly built in 2006 and there are no comparable statistics for the period from January 1, 2006 to June 16, 2006.

Results of Operations

As of June 15, 2007, we owned twenty-one hotels. Our total assets were $2.2 billion as of June 15, 2007. Total liabilities were $1.1 billion as of June 15, 2007, including $868.5 million of debt. Shareholders' equity was approximately $1.1 billion as of June 15, 2007. Our total assets were $1.8 billion as of December 31, 2006. Total liabilities were $1.0 billion as of December 31, 2006, including $843.8 million of debt. Shareholders’ equity was approximately $784.9 million as of December 31, 2006.

Comparison of the Fiscal Quarter Ended June 15, 2007 to the Fiscal Quarter Ended June 16, 2006

Our net income for the fiscal quarter ended June 15, 2007 was $20.5 million compared to $13.9 million for the fiscal quarter ended June 16, 2006. We acquired five of our twenty-one hotels during and after the second fiscal quarter of 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

              Revenue.    Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended June 15, 2007 and June 16, 2006, respectively, consist of the following (in thousands):

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006
Rooms	$115,681	$81,273
Food and beverage	54,340	36,676
Other	9,523	7,018
Total revenues	$179,544	$124,967

Our total revenues increased $54.5 million, from $125.0 million for the fiscal quarter ended June 16, 2006 to $179.5 million for the fiscal quarter ended June 15, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$19.6 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$9.0 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$8.4 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$6.6 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$3.8 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

The remaining increase of $7.1 million is attributable to a $6.6 million increase in room revenue and a $0.5 million increase in food and beverage and other operating revenue at the comparable hotels. The increase in room revenue was a result of an 8.1% increase in RevPAR which was primarily due to an 8.0% increase in ADR at the comparable hotels.

Individual hotel revenues for the fiscal quarters ended June 15, 2007 and June 16, 2006, respectively, consist of the following (in millions):

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006

Chicago Marriott	$26.9	$24.3
Westin Boston Waterfront Hotel (2) (3)	19.6	-
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	16.3	16.5
Los Angeles Airport Marriott	12.9	12.7
Renaissance Worthington	9.5	9.7
Renaissance Austin Hotel (3)	9.0	-
Renaissance Waverly Hotel (3)	8.4	-
Marriott Griffin Gate Resort	7.5	7.0
Courtyard Manhattan/Midtown East	7.5	6.2
Oak Brook Hills Marriott Resort	7.0	6.3
Vail Marriott Mountain Resort & Spa (1)	6.9	6.3
Conrad Chicago (1)(3)	6.6	-
Orlando Airport Marriott	6.2	5.7
Torrance Marriott	5.8	5.3
Salt Lake City Marriott Downtown	5.5	5.3
Westin Atlanta North at Perimeter (1)	5.3	1.5
Bethesda Marriott Suites	4.7	4.5
The Lodge at Sonoma, a Renaissance Resort & Spa	4.4	4.6
Courtyard Manhattan/Fifth Avenue	4.1	3.6
Marriott Atlanta Alpharetta	3.8	3.8
SpringHill Suites Atlanta Buckhead	1.6	1.7
Total	$179.5	$125.0

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The fiscal quarter ended June 15, 2007 includes the operations for the period from March 1, 2007 to May 31, 2007 for these four hotels. The fiscal quarter ended June 16, 2006 includes the operations for the period from March 1, 2006 to May 31, 2006 for the Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa and the period from May 3, 2006 (date of acquisition) to May 31, 2006 for the Westin Atlanta North at Perimeter.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The fiscal quarter ended June 15, 2007, includes the operations for the period from March 1, 2007 to May 31, 2007. This hotel was newly built in 2006.

(3)	The Company acquired this hotel subsequent to June 16, 2006. Accordingly, there are no revenues recorded for the fiscal quarter ended June 16, 2006.

              The following are the pro forma key hotel operating statistics for our hotels for the fiscal quarters ended June 15, 2007 and June 16, 2006. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. The operating statistics for the fiscal quarters ended June 15, 2007 and June 16, 2006 exclude the Westin Boston Waterfront Hotel due to the fact that this hotel was newly built in 2006 and there are no comparable statistics for the fiscal quarter ended June 16, 2006.

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	% Change
Occupancy %	76.4%	75.5%	0.9 percentage points
ADR	$179.47	$167.30	7.3%
RevPAR	$137.10	$126.24	8.6%

              Hotel operating expenses.    Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended June 15, 2007 and June 16, 2006, respectively, consist of the following (in millions):

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006
Rooms departmental expenses	$25.5	$18.1
Food and beverage departmental expenses	35.8	23.4
Other hotel expenses	46.8	33.4
Base management fees	5.0	3.5
Yield support	(0.1)	(1.4)
Incentive management fees	3.0	2.7
Property taxes	5.5	4.7
Ground rent—Contractual	0.4	0.5
Ground rent—Non-cash	1.9	1.5
Total hotel operating expenses	$123.8	$86.4

Our hotel operating expenses increased $37.4 million from $86.4 million for the fiscal quarter ended June 16, 2006 to $123.8 million for the fiscal quarter ended June 15, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$13.4 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$6.3 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$6.0 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$4.5 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$2.5 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

The remaining increase of $4.7 million is attributable to increases in departmental expenses and other operating expenses at the comparable hotels as well as lower yield support recognized in the fiscal quarter ended June 15, 2007 compared to the corresponding period in 2006.

In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels. The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations. Across our portfolio, we are entitled to up to $0.8 million of yield support in 2007 for the Oak Brook Hills Marriott and $100,000 in 2007 for the Buckhead SpringHill Suites. We currently anticipate that we will recognize $0.5 million of yield support in 2007. We recorded yield support of $0.1 million during the fiscal quarter ended June 15, 2007. We recorded $1.4 million of yield support during the fiscal quarter ended June 16, 2006.

              Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $5.5 million from $12.1 million for the fiscal quarter ended June 16, 2006 to $17.6 million for the fiscal quarter ended June 15, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.4 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$0.9 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$0.8 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$0.7 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$0.4 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

              Corporate expenses.    Our corporate expenses increased from $2.6 million for the fiscal quarter ended June 16, 2006 to $3.3 million for the fiscal quarter ended June 15, 2007, due primarily to an increase in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors' fees.

              Interest expense.    Our interest expense totaled $11.9 million and $9.3 million for the fiscal quarters ended June 15, 2007 and June 16, 2006, respectively. The 2007 interest expense is related to mortgage debt ($11.2 million), amortization of deferred financing costs ($0.1 million) and interest and unused facility fees on our credit facility ($0.6 million). The 2006 interest expense is related to mortgage debt ($8.8 million), amortization and write off of deferred financing costs ($0.3 million) and interest and unused facility fees on our credit facility ($0.2 million). As of June 15, 2007, we had property-specific mortgage debt outstanding on twelve of our hotels. On all twelve of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The interest rate as of June 15, 2007 on the credit facility was 6.27%. The Company had $26.5 million drawn on the credit facility as of June 15, 2007. Our weighted-average interest rate on all debt as of June 15, 2007 was 5.7%.

Interest income. Interest income decreased $0.5 million from $1.2 million for the fiscal quarter ended June 16, 2006 to $0.7 million for the fiscal quarter ended June 15, 2007. The decrease is a result of interest income earned on higher levels of corporate cash in the corresponding period of 2006 related to our April 2006 equity offering.

              Income taxes.    We recorded an income tax expense of $3.1 million and $1.8 million for the fiscal quarters ended June 15, 2007 and June 16, 2006, respectively. The second quarter 2007 income tax expense was incurred on the $7.2 million pre-tax income of our TRS for the fiscal quarter ended June 15, 2007, together with foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & MorningStar Marriott Beach Resort. The 2006 income tax expense was incurred on the $4.0 million pre-tax income of our TRS for the fiscal quarter ended June 16, 2006.

Comparison of the Period from January 1, 2007 to June 15, 2007 to the Period from January 1, 2006 to June 16, 2006

Our net income for the period from January 1, 2007 to June 15, 2007 was $27.3 million compared to $18.3 million for the period from January 1, 2006 to June 16, 2006. We acquired six of our twenty-one hotels after January 1, 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

              Revenue.     Revenue consists primarily of the room, food and beverage and other revenues from our hotels. Revenues for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively, consist of the following (in thousands):

	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
Rooms	$201,796	$135,788
Food and beverage	95,843	60,745
Other	15,640	11,556
Total revenues	$313,279	$208,089

Our total revenues increased $105.2 million, from $208.1 million for the period from January 1, 2006 to June 16, 2006 to $313.3 million for the period from January 1, 2007 to June 15, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$23.6 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$19.9 million increase from the Chicago Marriott, which was purchased in March 2006.

•	$17.7 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$17.5 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$9.0 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$7.2 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

The remaining increase of $10.3 million is attributable to a $9.4 million increase in room revenue and a $0.9 million increase in food and beverage and other operating revenue at the comparable hotels. The increase in room revenue was a result of an 8.4% increase in RevPAR which was primarily due to an 8.6% increase in ADR at the comparable hotels.

              Individual hotel revenues for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively, consist of the following (in millions):

	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006

Chicago Marriott	$44.3	$24.3
Los Angeles Airport Marriott	27.2	26.6
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	27.1	26.3
Westin Boston Waterfront Hotel (2) (3)	23.6	-
Renaissance Worthington	19.2	18.9
Renaissance Austin Hotel (3)	17.7	-
Renaissance Waverly Hotel (3)	17.5	-
Vail Marriott Mountain Resort & Spa (1)	14.6	13.5
Orlando Airport Marriott	13.3	12.1
Courtyard Manhattan/Midtown East	12.7	9.8
Salt Lake City Marriott Downtown	12.3	11.8
Marriott Griffin Gate Resort	11.5	10.7
Torrance Marriott	10.8	10.3
Oak Brook Hills Marriott Resort	10.5	10.1
Conrad Chicago (1)(3)	9.0	-
Westin Atlanta North at Perimeter (1)	8.7	1.5
Bethesda Marriott Suites	8.2	7.7
Marriott Atlanta Alpharetta	7.4	7.4
The Lodge at Sonoma, a Renaissance Resort & Spa	7.4	7.4
Courtyard Manhattan/Fifth Avenue	7.2	6.3
SpringHill Suites Atlanta Buckhead	3.1	3.4
Total	$313.3	$208.1

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The period from January 1, 2007 to June 15, 2007 includes the operations for the period from January 1, 2007 to May 31, 2007 for these four hotels. The period from January 1, 2006 to June 16, 2006 includes the operations for the period from January 1, 2006 to May 31, 2006 for the Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa and the period from May 3, 2006 (date of acquisition) to May 31, 2006 for the Westin Atlanta North at Perimeter.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The period from January 1, 2007 to June 15, 2007, includes the operations for the period from January 31, 2007 (date of acquisition) to May 31, 2007. This hotel was newly built in 2006.

(3)	The Company acquired this hotel subsequent to June 16, 2006. Accordingly, there are no revenues recorded for the period from January 1, 2006 to June 16, 2006.

The following are the pro forma key hotel operating statistics for our hotels for the period from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. The operating statistics for the period from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006 exclude the Westin Boston Waterfront Hotel due to the fact that this hotel was newly built in 2006 and there are no comparable statistics for the period from January 1, 2006 to June 16, 2006.

	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006	% Change
Occupancy %	74.3%	73.1%	1.2 percentage points
ADR	$173.44	$161.40	7.5%
RevPAR	$128.81	$118.06	9.1%

              Hotel operating expenses.    Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively, consist of the following (in millions):

	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
Rooms departmental expenses	$45.8	$31.0
Food and beverage departmental expenses	64.3	40.3
Other hotel expenses	84.1	58.0
Base management fees	8.7	6.1
Yield support	(0.2)	(1.6)
Incentive management fees	4.7	3.2
Property taxes	10.5	6.8
Ground rent—Contractual	0.8	0.9
Ground rent—Non-cash	3.6	3.2
Total hotel operating expenses	$222.3	$147.9

Our hotel operating expenses increased $74.4 million from $147.9 million for the period from January 1, 2006 to June 16, 2006 to $222.3 million for the period from January 1, 2007 to June 15, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$16.7 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$16.1 million increase from the Chicago Marriott, which was purchased in March 2006.

•	$12.4 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$12.3 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$7.1 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$4.7 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

The remaining increase of $5.1 million is attributable to increases in departmental expenses and other operating expenses at the comparable hotels as well as lower yield support recognized for the period from January 1, 2007 to June 15, 2007 compared to the corresponding period in 2006.

In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels. The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations. Across our portfolio, we are entitled to up to $0.8 million of yield support in 2007 for the Oak Brook Hills Marriott and $100,000 in 2007 for the Buckhead SpringHill Suites. We currently anticipate that we will recognize $0.5 million of yield support in 2007. We recorded yield support of $0.2 million for the period from January 1, 2007 to June 15, 2007. We recorded $1.6 million of yield support for the period from January 1, 2006 to June 16, 2006.

              Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $12.6 million from $21.1 million for the period from January 1, 2006 to June 16, 2006 to $33.7 million for the period from January 1, 2007 to June 15, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$4.4 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$2.3 million increase from the Chicago Marriott, which was purchased in March 2006.

•	$1.7 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$1.7 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$1.5 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$0.9 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

              Corporate expenses.    Our corporate expenses increased $1.2 million from $5.2 million for the period from January 1, 2006 to June 16, 2006 to $6.4 million for the period from January 1, 2007 to June 15, 2007. The increase is primarily due to a $0.9 million increase in stock-based compensation expense and a $0.5 million increase in other employee-related costs offset by a $0.2 million decrease in other corporate operating costs. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors' fees.

              Interest expense.    Our interest expense totaled $23.4 million and $15.1 million for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively. The 2007 interest expense is related to mortgage debt ($22.1 million), amortization of deferred financing costs ($0.3 million) and interest and unused facility fees on our credit facility ($1.0 million). The 2006 interest expense is related to mortgage debt ($14.0 million), amortization and write off of deferred financing costs ($0.5 million) and interest and unused facility fees on our credit facility ($0.6 million). As of June 15, 2007, we had property-specific mortgage debt outstanding on twelve of our hotels. On all twelve of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 7.69% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The interest rate as of June 15, 2007 on the credit facility was 6.27%. The Company had $26.5 million drawn on the credit facility as of June 15, 2007. Our weighted-average interest rate on all debt as of June 15, 2007 was 5.7%.

Interest income. We recorded interest income of $1.3 million and $1.4 million for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively.

              Income taxes.    We recorded income tax expense of $1.4 million and $1.8 million for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively. The 2007 income tax expense was incurred on the $2.7 million pre-tax income of our TRS for the period from January 1, 2007 to June 15, 2007, and foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & MorningStar Marriott Beach Resort. The 2006 income tax expense was incurred on the $4.0 million pre-tax income of our TRS for the period from January 1, 2006 to June 16, 2006.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, existing cash balances, and borrowings as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but does not assure that there will be buyers for such securities.

Our Financing Strategy

We are committed to maintaining a conservative capital structure with aggregate leverage weighted towards long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital or lodging markets.

As of June 15, 2007, 96.9% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 8.2 years. As of June 15, 2007, we had $865.9 million of debt outstanding.

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

Interest is paid on the periodic advances under the New Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	Less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our New Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Value at
	Covenant		June 15, 2007

Maximum leverage ratio	65%		36.9%
Minimum fixed charge coverage ratio	1.6	x	3.85	x
Minimum tangible net worth	$738.4 million		$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		3.1%

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

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125% if the unused portion of the new Facility is less than 50%. The Company incurred interest and unused credit facility fees of $1.0 million for the period from January 1, 2007 to June 15, 2007 on the credit facilities. As of June 15, 2007, the Company had $26.5 million outstanding on the New Facility with a capacity to borrow an additional $173.5 million. On June 21, 2007, the Company drew an additional $11.5 million under the New Facility. On July 23, 2007, the Company repaid $3.0 million on the New Facility. As of June 15, 2007, the Company was in compliance with all financial covenants of the New Facility.

Sources and Uses of Cash

              Our principal sources of cash are revenues from operations, borrowing under mortgage financings, draws on our credit facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

              Cash Provided by Operating Activities.    Our cash provided by operating activities was $53.4 million for the period from January 1, 2007 to June 15, 2007, which is the result of our $27.3 million net income and $1.7 million of cash received from yield support, adjusted for the impact of several non-cash charges, including $33.7 million of depreciation, $3.6 million of non-cash straight line ground rent, $0.3 million of amortization of deferred financing costs, and $2.1 million of stock compensation, offset by $0.9 million of amortization of debt premium and unfavorable agreements, and unfavorable working capital changes of $14.2 million. Our cash provided by operating activities was $34.4 million for the period from January 1, 2006 to June 16, 2006, which is the result of our $18.3 million net income, adjusted for the impact of several non-cash charges, including $21.1 million of depreciation, $3.4 million of non-cash straight line ground rent, $0.5 million of amortization of deferred financing costs and loan repayment losses, $1.2 million of stock compensation, $1.6 million of non-cash yield support, offset by an unfavorable working capital changes of $7.9 million.

Cash Used In Investing Activities.    Our cash used in investing activities was $354.4 million and $167.9 million for the periods from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively. During the period from January 1, 2007 to June 15, 2007, we utilized $331.3 million for the acquisition of the Westin Boston Waterfront Hotel and incurred capital expenditures at our other hotels of $22.5 million. During the period from January 1, 2006 to June 16, 2006, we utilized $145.6 million of cash for the acquisitions of the Chicago Marriott Downtown Magnificent Mile and Westin Atlanta North at Perimeter and incurred capital expenditures at our other hotels of $26.0 million.

              Cash Provided by Financing Activities.    Our cash provided by financing activities was $304.6 million and $233.0 million for the period from January 1, 2007 to June 15, 2007 and January 1, 2006 to June 16, 2006, respectively. The cash provided by financing activities for the period from January 1, 2007 to June 15, 2007, primarily consists of $317.6 million of net proceeds from sales of our common stock and $61.5 million in draws under our credit facilities. The cash provided by financing activities for the period from January 1, 2007 to June 15, 2007 was offset by the $35.0 million in repayments of the credit facilities, $1.7 million of scheduled debt principal payments, $1.1 million payment of financing costs, and $36.7 million of dividend payments. The cash provided by financing activities for the period from January 1, 2006 to June 16, 2006, primarily consists of $79.5 million of proceeds from a short-term loan in conjunction with the acquisition of the Chicago Marriott Downtown Magnificent Mile, $271.0 million of proceeds from the mortgage debt of the Chicago Marriott ($220.0 million) and the Courtyard Manhattan/Fifth Avenue ($51.0 million), $238.2 million of net proceeds from our secondary offering of our common stock, and $24.0 million in draws under our senior secured credit facility. The cash provided by financing activities for the period from January 1, 2006 to June 16, 2006 was offset by the $325.5 repayment of debt, including the $220.0 variable-rate mortgage assumed in the acquisition of the Chicago Marriott, the $23.0 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue, and the $79.5 million short-term loan incurred in conjunction with the acquisition of the Chicago Marriott, a $33.0 million repayment of our senior secured credit facility, $1.6 million of scheduled debt principal payments, $1.3 million payment of financing costs, and $18.3 million of dividend payments.

              The following table summarizes our significant financing activities since the beginning of 2007:

Transaction Date	Description of Transaction	Amount
January 3, 2007	Draw under Former Facility	$5.0 million
January 4, 2007	Payment of fourth quarter dividends	(13.8 million)
January 9, 2007	Draw under Former Facility	15.0 million
January 23, 2007	Proceeds from follow-on offering	317.9 million
February 28, 2007	Repayment of Former Facility	(20.0 million)
February 28, 2007	Draw under New Facility	21.5 million
March 29, 2007	Draw under New Facility	20.0 million
April 2, 2007	Payment of first quarter dividends	(22.9 million)
April 30, 2007	Repayment of New Facility	(12.0 million)
May 30, 2007	Repayment of New Facility	(3.0 million)
June 21, 2007	Draw under New Facility	11.5 million
June 22, 2007	Payment of second quarter dividends	(22.8 million)
July 23, 2007	Repayment of New Facility	(3.0 million)

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

During the first fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of common stock. The dividend was paid on April 2, 2007 to all stockholders of record as of March 23, 2007. During the second fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of common stock. The dividend was paid on June 22, 2007 to all stockholders of record as of June 15, 2007.

Capital Expenditures

              The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of June 15, 2007, the Company had set aside $28.6 million for capital projects in property improvement funds ($25.7 million) and lender held restricted cash ($2.9 million). Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

The Company has and continues to make significant capital investments in the Company’s hotels. In 2007, the Company expects to incur approximately $70 to $80 million of capital improvements at the Company’s hotels. The Company incurred $13.2 million of capital projects in the fiscal quarter ended June 15, 2007. The most significant projects are as follows:

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

•
Westin Boston Waterfront: The Company is currently planning the construction of approximately $15 million of tenant improvements to the unfinished shell space attached to the hotel. The improvements include the creation of over 37,000 square feet to meeting/exhibit space as well as 20,000 square feet for restaurant outlets. The project will be completed in the first quarter of 2008.

•	Oak Brook Hills Marriott Resort: The Company completed the significant renovation of the hotel. The renovation included the guestrooms and bathrooms, the main ballroom and meeting rooms and the lobby.

•	Los Angeles Airport Marriott: The Company renovated 19 suites during the second quarter of 2007 and plans to renovate certain breakout meeting rooms during the fourth quarter of 2007.

•
Griffin Gate Marriott Resort: The Company added a spa, repositioned and reconcepted the hotel restaurants as well as added meeting space to the hotel. These projects were completed during the second quarter of 2007.

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

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
	(in thousands)
Net income	$20,513	$13,897	$27,303	$18,263
Interest expense	11,884	9,324	23,379	15,132
Income tax expense	3,095	1,829	1,440	1,799
Real estate related depreciation and amortization	17,643	12,078	33,704	21,125
EBITDA	$53,135	$37,128	$85,826	$56,319

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

	Fiscal Quarter Ended June 15, 2007	Fiscal Quarter Ended June 16, 2006	Period from January 1, 2007 to June 15, 2007	Period from January 1, 2006 to June 16, 2006
	(in thousands)

Net income	$20,513	$13,897	$27,303	$18,263
Real estate related depreciation and amortization	17,643	12,078	33,704	21,125
FFO	$38,156	$25,975	$61,007	$39,388

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

Investment in Hotels.  Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Stock-based Compensation.  The Company accounts for stock-based employee compensation using the fair value based method of accounting under Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), Share-Based Payment. The Company records the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

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

Item 3. Qualitative Disclosure about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at June 15, 2007 was approximately $865.9 million, of which $26.5 million or 3.1% was variable rate debt. If market rates of interest on our variable rate debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.3 million annually. On the other hand, if market rates of interest on our variable rate were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $0.3 million annually. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $49.1 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $49.1 million. As of June 15, 2007, the fair value of the $865.9 million of debt was approximately $872.6 million.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on April 26, 2007. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

(b)	Not applicable.

(c)	Election of Directors: the following persons were elected as directors for a one-year term expiring at the Annual Meeting to be held in 2008.

	VOTES FOR	VOTES WITHHELD
William W. McCarten	83,273,126	658,338
John L. Williams	84,767,723	1,163,741
Daniel Altobello	81,423,594	4,507,870
W. Robert Grafton	85,163,966	767,498
Maureen L. McAvey	85,164,565	766,898
Gilbert T. Ray	84,636,237	1,295,227

Amendments to the 2004 Stock Option and Incentive Plan were approved. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED	BROKER NON-VOTES
73,745,527	7,119,052	13,754	5,053,131

(d)	Ratification of Independent Auditors: the selection of KPMG LLP as our independent auditors for fiscal year ending December 31, 2007 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
85,202,856	724,416	4,191

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

July 25, 2007	DiamondRock Hospitality Company

/s/ Sean M. Mahoney	/s/ Michael D. Schecter
Sean M. Mahoney Senior Vice President, Chief Accounting Officer and Corporate Controller	Michael D. Schecter Executive Vice President, General Counsel and Corporate Secretary