Form 10-Q
period 2007-09-07
DiamondRock Hospitality Co
filed 2007-10-16
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2007

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
☐ Yes    ☒ No

The registrant had 94,730,813 shares of its $0.01 par value common stock outstanding as of October 16, 2007.

Table of Contents

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
September 7, 2007 and December 31, 2006
(in thousands, except share amounts)

	September 7, 2007	December 31, 2006
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,094,212	$1,761,748
Less: accumulated depreciation	(126,620)	(75,322)
	1,967,592	1,686,426

Deferred financing costs, net	4,267	3,764
Restricted cash	28,045	28,595
Due from hotel managers	66,156	57,753
Favorable lease assets, net	42,303	10,060
Prepaid and other assets	12,985	12,676
Cash and cash equivalents	25,702	19,691

Total assets	$2,147,050	$1,818,965

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Debt, at face amount	$863,981	$841,151
Debt premium	-	2,620

Total debt	863,981	843,771

Deferred income related to key money	16,250	11,495
Unfavorable contract liabilities, net	86,652	87,843
Due to hotel managers	34,681	34,545
Dividends declared and unpaid	22,920	13,871
Accounts payable and accrued expenses	45,345	42,512

Total other liabilities	205,848	190,266

Shareholders' Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value; 200,000,000 shares authorized; 94,730,813 and 76,191,632 shares issued and outstanding at September 7, 2007 and December 31, 2006, respectively	947	762
Additional paid-in capital	1,144,666	826,918
Accumulated deficit	(68,392)	(42,752)

Total shareholders’ equity	1,077,221	784,928

Total liabilities and shareholders’ equity	$2,147,050	$1,818,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 7, 2007 and September 8, 2006 and
the Periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006
(in thousands, except per share amounts)

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Rooms	$110,818	$76,805	$312,615	$212,593
Food and beverage	47,703	31,320	143,545	92,065
Other	9,490	6,774	25,130	18,330

Total revenues	168,011	114,899	481,290	322,988

Operating Expenses:

Rooms	26,059	18,324	71,895	49,293
Food and beverage	33,859	21,832	98,135	62,141
Management fees	6,807	4,427	19,973	12,124
Other hotel expenses	54,156	40,301	153,178	109,274
Depreciation and amortization	17,490	12,797	51,193	33,922
Corporate expenses	3,271	2,812	9,692	8,025

Total operating expenses	141,642	100,493	404,066	274,779

Operating profit	26,369	14,406	77,224	48,209

Other Expenses (Income):

Interest income	(487)	(1,296)	(1,755)	(2,687)
Interest expense	11,704	9,058	35,084	24,190
Gain on early extinguishment of debt, net	(359)	-	(359)	-

Total other expenses	10,858	7,762	32,970	21,503

Income before income taxes	15,511	6,644	44,254	26,706

Income tax benefit (expense)	357	(173)	(1,083)	(1,972)

Net income	$15,868	$6,471	$43,171	$24,734

Earnings per share:

Basic and diluted	$0.17	$0.09	$0.46	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006
(in thousands)

	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income	$43,171	$24,734
Adjustments to reconcile net income to net cash provided by operating activities:

Real estate depreciation	51,193	33,922
Corporate asset depreciation as corporate expenses	119	108
Non-cash ground rent	5,422	5,113
Non-cash financing costs as interest	531	669
Gain on early extinguishment of debt, net	(359)	-
Amortization of debt premium and unfavorable contract liabilities	(1,278)	(938)
Amortization of deferred income	(245)	(207)
Stock-based compensation	2,842	2,020
Yield support received	1,742	-
Non-cash yield support recognized	(601)	(2,377)
Changes in assets and liabilities:
Prepaid expenses and other assets	(808)	(128)
Restricted cash	(226)	967
Due to/from hotel managers	(9,232)	(1,389)
Accounts payable and accrued expenses	582	401

Net cash provided by operating activities	92,853	62,895

Cash flows from investing activities:
Hotel acquisitions	(331,325)	(145,566)
Hotel capital expenditures	(36,245)	(38,959)
Receipt of deferred key money	5,000	1,500
Change in restricted cash	776	(2,712)
Purchase deposits	-	(10,000)

Net cash used in investing activities	(361,794)	(195,737)

Cash flows from financing activities:
Repayments of credit facilities	(52,500)	(33,000)
Draws on credit facilities	91,000	24,000
Proceeds from mortgage debt	5,000	271,000
Repayments of mortgage debt	(18,392)	(325,500)
Proceeds from short-term loan	-	79,500
Prepayment penalty on early extinguishment of debt	(1,972)	-
Scheduled mortgage debt principal payments	(2,277)	(2,247)
Payment of financing costs	(1,236)	(1,272)
Proceeds from sale of common stock	317,935	239,230
Payment of costs related to sale of common stock	(380)	(1,205)
Repurchase of shares	(2,720)	(3,077)
Payment of dividends	(59,506)	(30,937)

Net cash provided by financing activities	$274,952	$216,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006
(in thousands)

	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
	(Unaudited)	(Unaudited)
Net increase in cash and cash equivalents	$6,011	$83,650
Cash and cash equivalents, beginning of period	19,691	9,432

Cash and cash equivalents, end of period	$25,702	$93,082

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$34,180	$21,443
Cash paid for income taxes	$430	$926
Capitalized interest	$143	$381

Non-Cash Financing Activities:

Assumption of mortgage debt	$-	$220,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that commenced operations in July of 2004. As of September 7, 2007, the Company owned twenty-one hotels, comprising 9,806 rooms, located in the following markets: Atlanta, Georgia (4); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position as of September 7, 2007, and the results of the Company’s operations for the fiscal quarters ended September 7, 2007 and September 8, 2006, and for the periods from January 1, 2007 to September 7, 2007, and January 1, 2006 to September 8, 2006, and cash flows for the periods from January 1, 2007 to September 7, 2007, and January 1, 2006 to September 8, 2006. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

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

Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 did not have a material impact on the Company’s results of operations, financial position or cash flows. The Company had no accruals for tax uncertainties as of September 7, 2007 and December 31, 2006. As of September 7, 2007, all of the Company’s federal income tax returns and state tax returns for the jurisdictions in which the Company’s hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

3.    Property and Equipment

Property and equipment as of September 7, 2007 (unaudited) and December 31, 2006 consists of the following (in thousands):

	September 7, 2007	December 31, 2006
Land	$223,490	$223,490
Land improvements	8,286	5,594
Buildings	1,652,615	1,375,143
Furniture, fixtures and equipment	206,233	149,842
Corporate office equipment and CIP	3,588	7,679

	2,094,212	1,761,748
Less: accumulated depreciation	(126,620)	(75,322)

	$1,967,592	$1,686,426

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

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 7, 2007 and December 31, 2006, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plan

As of September 7, 2007, the Company has issued or committed to issue 1,303,024 shares of common stock under the 2004 Stock Option and Incentive Plan, as amended, including 346,625 shares of unvested restricted common stock and a commitment to issue 423,950 units of deferred common stock.

As of September 7, 2007, the Company’s officers and employees have been awarded 1,144,245 shares of restricted common stock. The aggregate fair value of these awards on the respective grant dates was approximately $14.2 million. The weighted-average grant-date fair value of these awards was $12.44 per share. As of September 7, 2007, 797,620 of these awards have vested. The remaining share awards will vest as follows: 147,582 shares during 2008, 132,415 shares during 2009 and 66,628 shares during 2010. None of the recipients was required to pay for such shares of common stock. The Company has awarded 199,885 shares of restricted common stock to the Company’s officers and employees since January 1, 2007. The aggregate fair value of these awards was $3.6 million, and the weighted average grant date fair value of these awards was $17.99 per share. As of September 7, 2007, the Company’s independent directors have been awarded 52,320 shares of common stock. Shares issued to the Company’s independent directors were fully vested upon issuance. Shares issued to the Company’s officers and employees vest over a three-year period from the date of the grant. As of September 7, 2007, the unrecognized compensation cost related to the share awards was $5.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 25 months.

At the time of its initial public offering in 2005, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of September 7, 2007, the Company has a commitment to issue 423,950 shares under this plan. The share commitment increased from 382,500 to 423,950 since the Company’s initial public offering because dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock. No expense has been recognized during the period from January 1, 2007 to September 7, 2007 for these awards.

In total, for the periods from January 1, 2007 to September 7, 2007, and January 1, 2006 to September 8, 2006, the Company recorded $2.8 million and $2.0 million, respectively, and $0.7 million and $0.8 million during the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively, of stock-based compensation expense, which is included in corporate expenses in the accompanying condensed consolidated statements of operations.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

Basic Earnings per Share Calculation:	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$15,868	$6,471	$43,171	$24,734
Dividends on unvested restricted common stock	(83)	(135)	(324)	(404)

Net income after dividends on unvested restricted common stock	$15,785	$6,336	$42,847	$24,330

Weighted-average number of common shares outstanding—basic	95,086,709	70,686,905	93,760,776	63,809,323

Basic earnings per share	$0.17	$0.09	$0.46	$0.38

Diluted Earnings per Share Calculation:	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net income	$15,868	$6,471	$43,171	$24,734
Dividends on unvested restricted common stock	(83)	(135)	(324)	(404)

Net income after dividends on unvested restricted common stock	$15,785	$6,336	$42,847	$24,330

Weighted-average number of common shares outstanding—basic	95,086,709	70,686,905	93,760,776	63,809,323
Unvested restricted common stock	57,085	110,398	58,557	173,448

Weighted-average number of common shares outstanding—diluted	95,143,794	70,797,303	93,819,333	63,982,771

Diluted earnings per share	$0.17	$0.09	$0.46	$0.38

7.    Debt

The Company has incurred limited recourse, property specific mortgage debt in conjunction with certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company. As of September 7, 2007, twelve of our twenty-one hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of September 7, 2007, the Company was in compliance with the financial covenants of our mortgage debt.

The following table sets forth information regarding the Company’s debt as of September 7, 2007 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,575	5.195%
Marriott Salt Lake City Downtown	36,099	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	29,307	5.11%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites	5,000	LIBOR + 0.95 (6.46% as of September 7, 2007)
Senior unsecured credit facility	38,500	LIBOR + 0.95 (6.46% as of September 7, 2007)

Total	$863,981

Weighted-Average Interest Rate		5.7%

On July 31, 2007, the Company repaid its $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, the Company recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million. The new $5.0 million mortgage loan has a three-year term and bears a floating rate of interest based on LIBOR plus 95 basis points. The new mortgage loan can be repaid at any time during the three-year term with no prepayment penalty.

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

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay a fee equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125% if the unused portion of the new Facility is less than 50%. As of September 7, 2007, the Company had $38.5 million outstanding under the New Facility with a capacity to borrow an additional $161.5 million. Subsequent to September 7, 2007, the Company drew an additional $17.0 million under the New Facility. As of September 7, 2007, the Company was in compliance with all financial covenants of the New Facility.

8.    Acquisition

On January 31, 2007, the Company acquired a leasehold interest in the 793-room Westin Boston Waterfront Hotel. In addition to the Westin Boston Waterfront Hotel, the acquisition, which closed on February 8, 2007, included a leasehold interest in 100,000 square feet of retail space, and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million. The Company allotted purchase consideration to favorable lease assets related to the favorable lease terms of the hotel ground lease and the option to assume the current lease terms under the land option. The hotel and retail space are subject to a favorable ground lease that expires in 2099. The Company reviewed the terms of the ground leases in conjunction with the hotel purchase accounting and concluded that the terms of both ground leases were below current market and recorded a $20.0 million favorable lease asset for the ground lease related to the land under the existing hotel and a $12.8 million favorable lease asset for the ground lease related to the undeveloped parcel of land at the acquisition date. The hotel remains a Westin-branded property and continues to be managed by Starwood under a twenty-year management agreement. The management agreement provides for a base management fee of 2.5% of the hotel’s gross revenues and an incentive fee of 20% of hotel operating profits above an owner’s priority defined in the management agreement.

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

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006

	(in thousands)

Revenues	$168,011	$145,495	$484,377	$416,431
Net income	15,868	6,468	42,145	23,689

Earnings per share - Basic and Diluted	$0.17	$0.07	$0.45	$0.25

9.    Dividends

During the first fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of the Company common stock. The dividend was paid on April 2, 2007 to all stockholders of record as of March 23, 2007. During the second fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of the Company common stock. The dividend was paid on June 22, 2007 to all stockholders of record as of June 15, 2007. During the third fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of the Company common stock. The dividend was paid on September 18, 2007 to all stockholders of record as of September 7, 2007.

10.    Transactions with Hotel Managers

Key Money

In connection with the renovation project in process at the Chicago Marriott Downtown, Marriott, the manager of the hotel, will contribute $10.0 million towards the project costs. A subsidiary of the Company received $5.0 million during the third fiscal quarter of 2007 and expects to receive the remaining $5.0 million in the first fiscal quarter of 2008. These contributions are recorded as key money when received and amortized over the remaining term of the management agreement.

On September 27, 2007, the Company and Hilton Hotels Corporation, the manager of the Conrad Chicago, amended the management agreement of the hotel to allow an exception to the territorial restriction to permit a new Chicago suburban airport Conrad hotel. In connection with this amendment, the Company will receive up to $1.8 million over a period of time. These payments will be accounted for as key money when received and amortized over the remaining term of the management agreement.

11.    Commitments and Contingencies

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

Overview

We are a lodging focused real estate company. We are committed to maximizing shareholder value through investing in premium full-service hotels and, to a lesser extent, premium urban select-service hotels. As of September 7, 2007, we owned twenty-one hotels comprising 9,806 rooms. These hotels are geographically diversified across major markets in the United States.

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

Conservative Capital Structure

We are committed to maintaining a conservative and flexible capital structure with prudent leverage levels. We have taken advantage of the historical low interest rate environment by fixing our debt rates for an extended period of time. Depending on the outlook for interest rates in the future we maintain the flexibility to modify these strategies.

As of September 7, 2007, 95.0% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 7.7 years. As of September 7, 2007, we had $864.0 million of debt outstanding, representing a net debt-to-enterprise value ratio of 34.0%. Enterprise value is calculated as our market capitalization plus net debt.

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

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 and the period from January 1, 2007 to September 7, 2007, we completed a significant amount of capital reinvestment in our hotels - completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott and Frenchman’s Reef & Morning Star Marriott Beach Resort) to total renovation and repositioning of the hotel (Torrance Marriott and the Oak Brook Hills Marriott Resort). In connection with our planned renovations and repositionings, our senior management team and our asset managers are committed to completing our renovations on time, on budget and with minimum disruption at our hotels. We are optimistic that our renovations enable us to achieve higher rates and greater demand for our hotels.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the fiscal quarter ended September 7, 2007, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for each of our hotels for the period from January 1, 2007 to September 7, 2007. This information includes periods prior to our acquisition of theses hotels unless otherwise indicated:

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2006 RevPAR (3)
Chicago Marriott	Chicago, Illinois	1,198	80.4%	$201.69	$162.20	7.5%
Los Angeles Airport Marriott	Los Angeles, California	1,004	81.1	117.98	95.70	7.8
Westin Boston Waterfront Hotel (2)	Boston, Massachusetts	793	73.8	203.38	150.17	12.2
Renaissance Waverly Hotel	Atlanta, Georgia	521	69.9	143.01	100.00	(0.1)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.6	137.88	98.72	8.0
Renaissance Worthington	Fort Worth, Texas	504	76.2	171.22	130.54	3.2
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	87.2	243.47	212.22	10.0
Renaissance Austin Hotel	Austin, Texas	492	77.2	155.17	119.75	17.8
Torrance Marriott	Los Angeles County, California	487	80.9	118.27	95.63	5.8
Orlando Airport Marriott	Orlando, Florida	486	78.3	122.49	95.93	13.3
Marriott Griffin Gate Resort	Lexington, Kentucky	408	66.0	133.68	88.27	10.5
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	57.3	137.33	78.66	5.9
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	68.2	138.63	94.59	0.6
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	66.7	253.39	169.10	9.7
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.9	154.87	94.38	3.3
Courtyard Manhattan/Midtown East	New York, New York	312	89.8	267.70	240.29	25.6
Conrad Chicago (1)	Chicago, Illinois	311	75.0	233.33	174.96	31.6
Bethesda Marriott Suites	Bethesda, Maryland	272	73.6	183.67	135.15	7.3
SpringHill Suites Atlanta Buckhead	Atlanta, Georgia	220	64.8	115.80	75.01	(4.9)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	91.7	260.25	238.65	17.0
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	69.2	223.15	154.51	0.3

TOTAL/WEIGHTED AVERAGE (3)		9,806	75.6%	$171.36	$129.48	10.0%

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The period from January 1, 2007 to September 7, 2007 includes the operations for the period from January 1, 2007 to August 31, 2007 for these four hotels.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The period from January 1, 2007 to September 7, 2007 includes the operations for the period from January 31, 2007 (date of acquisition) to August 31, 2007.

(3)
Total hotel statistics only include the Westin Boston Waterfront Hotel for the period from June 21, 2007 to August 31, 2007. This hotel was newly built in 2006 and commenced operations on June 21, 2006.

Results of Operations

As of September 7, 2007, we owned twenty-one hotels. Our total assets were $2.1 billion as of September 7, 2007. Total liabilities were $1.1 billion as of September 7, 2007, including $864.0 million of debt. Shareholders' equity was approximately $1.1 billion as of September 7, 2007. Our total assets were $1.8 billion as of December 31, 2006. Total liabilities were $1.0 billion as of December 31, 2006, including $843.8 million of debt. Shareholders’ equity was approximately $784.9 million as of December 31, 2006.

Comparison of the Fiscal Quarter Ended September 7, 2007 to the Fiscal Quarter Ended September 8, 2006

Our net income for the fiscal quarter ended September 8, 2007 was $15.9 million compared to $6.5 million for the fiscal quarter ended September 8, 2006. We acquired four of our twenty-one hotels after the third fiscal quarter of 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

Revenue.    Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively, consist of the following (in thousands):

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006
Rooms	$110,818	$76,805
Food and beverage	47,703	31,320
Other	9,490	6,774
Total revenues	$168,011	$114,899

Our total revenues increased $53.1 million, from $114.9 million for the fiscal quarter ended September 8, 2006 to $168.0 million for the fiscal quarter ended September 7, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$19.6 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$8.7 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$7.5 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$7.2 million increase from the Renaissance Austin Hotel, which was purchased in December 2006.

The remaining increase of $10.1 million is attributable to a $6.7 million increase in room revenue and a $3.4 million increase in food and beverage and other operating revenue at the comparable hotels. The increase in room revenue was the result of an 8.6% increase in comparable hotel RevPAR, which was primarily due to a 5.5% increase in ADR and a 2.2% increase in occupancy at the comparable hotels.

Individual hotel revenues for the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively, consist of the following (in millions):

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006

Chicago Marriott	$25.6	$24.4
Westin Boston Waterfront Hotel (2) (3)	19.6	-
Los Angeles Airport Marriott	13.4	11.5
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	12.6	10.9
Conrad Chicago (1)(3)	8.7	-
Oak Brook Hills Marriott Resort	8.0	7.2
Renaissance Waverly Hotel (3)	7.5	-
Renaissance Austin Hotel (3)	7.2	-
Renaissance Worthington	7.0	7.5
Courtyard Manhattan/Midtown East	6.8	5.7
Marriott Griffin Gate Resort	6.5	5.8
Salt Lake City Marriott Downtown	6.3	5.7
Torrance Marriott	6.0	5.2
Vail Marriott Mountain Resort & Spa (1)	5.9	5.1
The Lodge at Sonoma, a Renaissance Resort & Spa	5.1	5.0
Orlando Airport Marriott	4.8	4.0
Westin Atlanta North at Perimeter (1)	4.2	4.8
Bethesda Marriott Suites	3.9	3.7
Courtyard Manhattan/Fifth Avenue	3.9	3.4
Marriott Atlanta Alpharetta	3.5	3.5
SpringHill Suites Atlanta Buckhead	1.5	1.5
Total	$168.0	$114.9

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The fiscal quarters ended September 7, 2007 and September 8, 2006 include the operations for the period from June 1, 2007 to August 31, 2007 and June 1, 2006 to August 31, 2006, respectively, for these four hotels.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The fiscal quarter ended September 7, 2007, includes the operations for the period from June 1, 2007 to August 31, 2007.

(3)	The Company acquired this hotel subsequent to September 8, 2006. Accordingly, there are no revenues recorded for the fiscal quarter ended September 8, 2006.

The following are the pro forma key hotel operating statistics for our hotels for the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership periods. The operating statistics for the fiscal quarters ended September 7, 2007 and September 8, 2006 only include the Westin Boston Waterfront Hotel for the periods from June 21, 2007 to August 31, 2007 and June 21, 2006 to August 31, 2006, respectively. This hotel was newly built in 2006 and commenced operations on June 21, 2006.

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	% Change
Occupancy %	77.9%	74.3%	3.6 percentage points
ADR	$167.82	$157.74	6.4%
RevPAR	$130.68	$117.23	11.5%

Hotel operating expenses.    Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively, consist of the following (in millions):

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006
Rooms departmental expenses	$26.1	$18.3
Food and beverage departmental expenses	33.9	21.8
Other hotel expenses	46.1	34.3
Base management fees	4.6	3.2
Yield support	(0.4)	(0.8)
Incentive management fees	2.6	2.0
Property taxes	5.8	4.0
Ground rent—Contractual	0.4	0.4
Ground rent—Non-cash	1.8	1.7
Total hotel operating expenses	$120.9	$84.9

Our hotel operating expenses increased $36.0 million from $84.9 million for the fiscal quarter ended September 8, 2006 to $120.9 million for the fiscal quarter ended September 7, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$13.2 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$5.7 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$5.6 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$5.2 million increase from the Conrad Chicago, which was purchased in November 2006.

The remaining increase of $6.3 million is attributable to increases in departmental expenses and other operating expenses at the comparable hotels as well as lower yield support recognized in the fiscal quarter ended September 7, 2007 compared to the corresponding period in 2006.

In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels. The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations. Across our portfolio, we are entitled to up to $0.8 million of yield support in 2007 for the Oak Brook Hills Marriott and $100,000 in 2007 for the Buckhead SpringHill Suites. We currently anticipate that we will recognize all of our entitled yield support in 2007. We recorded yield support of $0.4 million during the fiscal quarter ended September 7, 2007. We recorded $0.8 million of yield support during the fiscal quarter ended September 8, 2006. Also during the quarter, in connection with the Bethesda Marriott refinancing, we reversed $0.4 million of incentive management fees previously recognized as it is no longer probable of payment.

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $4.7 million from $12.8 million for the fiscal quarter ended September 8, 2006 to $17.5 million for the fiscal quarter ended September 7, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$2.4 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$0.9 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$0.9 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$0.8 million increase from the Renaissance Austin Hotel, which was purchased in December 2006.

Corporate expenses.    Our corporate expenses increased from $2.8 million for the fiscal quarter ended September 8, 2006 to $3.3 million for the fiscal quarter ended September 7, 2007, due primarily to an increase in stock-based compensation expense and increased dead deal costs. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors' fees.

Interest expense.    Our interest expense totaled $11.7 million and $9.1 million for the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively. The 2007 interest expense is related to mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.7 million). The 2006 interest expense is related to mortgage debt ($8.8 million), amortization and write off of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million). As of September 7, 2007, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The interest rate as of September 7, 2007 on the credit facility was 6.46%. The Company had $38.5 million drawn on the credit facility as of September 7, 2007. Our weighted-average interest rate on all debt as of September 7, 2007 was 5.7%.

Interest income. Interest income decreased $0.8 million from $1.3 million for the fiscal quarter ended September 8, 2006 to $0.5 million for the fiscal quarter ended September 7, 2007. The decrease is a result of interest income earned on higher levels of corporate cash in the corresponding period of 2006 related to our April 2006 equity offering.

Gain on early extinguishment of debt. During the fiscal quarter ended September 7, 2007, we repaid our $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, we recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million.

Income taxes.    We recorded an income tax benefit of 0.4 million and an income tax expense of $0.2 million for the fiscal quarters ended September 7, 2007 and September 8, 2006, respectively. The third quarter 2007 income tax benefit was incurred on the $1.1 million pre-tax loss of our TRS for the fiscal quarter ended September 7, 2007, together with foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The 2006 income tax expense was incurred on the $0.1 million pre-tax loss of our TRS for the fiscal quarter ended September 8, 2006, together with foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Comparison of the Period from January 1, 2007 to September 7, 2007 to the Period from January 1, 2006 to September 8, 2006

Our net income for the period from January 1, 2007 to September 7, 2007 was $43.2 million compared to $24.7 million for the period from January 1, 2006 to September 8, 2006. We acquired six of our twenty-one hotels after January 1, 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

Revenue.     Revenue consists primarily of the room, food and beverage and other revenues from our hotels.
Revenues for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively, consist of the following (in thousands):

	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
Rooms	$312,615	$212,593
Food and beverage	143,545	92,065
Other	25,130	18,330
Total revenues	$481,290	$322,988

Our total revenues increased $158.3 million, from $323.0 million for the period from January 1, 2006 to September 8, 2006 to $481.3 million for the period from January 1, 2007 to September 7, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$43.2 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$25.0 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$24.9 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$21.1 million increase from the Chicago Marriott, which was purchased in March 2006;

•	$17.7 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$6.6 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

The remaining increase of $19.8 million is attributable to a $15.6 million increase in room revenue and a $4.2 million increase in food and beverage and other operating revenue at the comparable hotels. The increase in room revenue was a result of the 9.3% increase in comparable hotel RevPAR which was primarily due to a 7.9% increase in ADR at the comparable hotels.

Individual hotel revenues for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively, consist of the following (in millions):

	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006

Chicago Marriott	$69.9	$48.8
Westin Boston Waterfront Hotel (2) (3)	43.2	-
Los Angeles Airport Marriott	40.6	38.2
Frenchman's Reef & Morning Star Marriott Beach Resort (1)	39.7	37.2
Renaissance Worthington	26.2	26.4
Renaissance Waverly Hotel (3)	25.0	-
Renaissance Austin Hotel (3)	24.9	-
Vail Marriott Mountain Resort & Spa (1)	20.5	18.6
Courtyard Manhattan/Midtown East	19.6	15.5
Salt Lake City Marriott Downtown	18.6	17.5
Oak Brook Hills Marriott Resort	18.5	17.3
Orlando Airport Marriott	18.0	16.0
Marriott Griffin Gate Resort	18.0	16.5
Conrad Chicago (1)(3)	17.7	-
Torrance Marriott	16.8	15.5
Westin Atlanta North at Perimeter (1)	12.9	6.3
The Lodge at Sonoma, a Renaissance Resort & Spa	12.4	12.5
Bethesda Marriott Suites	12.1	11.4
Courtyard Manhattan/Fifth Avenue	11.2	9.6
Marriott Atlanta Alpharetta	10.9	10.9
SpringHill Suites Atlanta Buckhead	4.6	4.8
Total	$481.3	$323.0

(1)
The Frenchman's Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter and Conrad Chicago report operations on a calendar month and year basis. The period from January 1, 2007 to September 7, 2007 includes the operations for the period from January 1, 2007 to August 31, 2007 for these four hotels. The period from January 1, 2006 to September 8, 2006 includes the operations for the period from January 1, 2006 to August 31, 2006 for the Frenchman’s Reef & Morning Star Marriott Beach Resort and Vail Marriott Mountain Resort & Spa and the period from May 3, 2006 (date of acquisition) to August 31, 2006 for the Westin Atlanta North at Perimeter.

(2)
The Westin Boston Waterfront Hotel reports operations on a calendar month and year basis. The period from January 1, 2007 to September 7, 2007, includes the operations for the period from January 31, 2007 (date of acquisition) to August 31, 2007.

(3)	The Company acquired this hotel subsequent to September 8, 2006. Accordingly, there are no revenues recorded for the period from January 1, 2006 to September 8, 2006.

The following are the pro forma key hotel operating statistics for our hotels for the period from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006. The pro forma hotel operating statistics presented below include the results of operations of the hotels under previous ownership for the comparable period to our ownership period. The operating statistics for the period from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006 only include the Westin Boston Waterfront Hotel for the periods from June 21, 2007 to August 31, 2007 and June 21, 2006 to August 31, 2006, respectively. This hotel was newly built in 2006 and commenced operations on June 21, 2006.

	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006	% Change
Occupancy %	75.6%	73.6%	2.0 percentage points
ADR	$171.36	$160.08	7.0%
RevPAR	$129.48	$117.76	10.0%

Hotel operating expenses.    Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively, consist of the following (in millions):

	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
Rooms departmental expenses	$71.9	$49.3
Food and beverage departmental expenses	98.1	62.1
Other hotel expenses	130.2	92.1
Base management fees	13.3	9.3
Yield support	(0.6)	(2.4)
Incentive management fees	7.3	5.2
Property taxes	16.3	10.8
Ground rent—Contractual	1.3	1.3
Ground rent—Non-cash	5.4	5.1
Total hotel operating expenses	$343.2	$232.8

Our hotel operating expenses increased $110.4 million from $232.8 million for the period from January 1, 2006 to September 8, 2006 to $343.2 million for the period from January 1, 2007 to September 7, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$29.8 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$18.1 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$17.9 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$17.3 million increase from the Chicago Marriott, which was purchased in March 2006;

•	$12.3 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$4.7 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

The remaining increase of $10.3 million is attributable to increases in departmental expenses and other operating expenses at the comparable hotels as well as lower yield support recognized for the period from January 1, 2007 to September 7, 2007 compared to the corresponding period in 2006.

In connection with entering into certain management agreements with Marriott, Marriott provided the Company with limited operating cash flow guarantees (“yield support”) for those hotels. The yield support is designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations. Across our portfolio, we are entitled to up to $0.8 million of yield support in 2007 for the Oak Brook Hills Marriott and $100,000 in 2007 for the Buckhead SpringHill Suites. We currently anticipate that we will recognize all of our entitled yield support in 2007. We recorded yield support of $0.6 million for the period from January 1, 2007 to September 7, 2007. We recorded $2.4 million of yield support for the period from January 1, 2006 to September 8, 2006. Also during the quarter, in connection with the Bethesda Marriott refinancing, we reversed $0.4 million of incentive management fees previously recognized as it is no longer probable of payment.

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $17.3 million from $33.9 million for the period from January 1, 2006 to September 8, 2006 to $51.2 million for the period from January 1, 2007 to September 7, 2007. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.8 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

•	$2.7 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

•	$2.6 million increase from the Conrad Chicago, which was purchased in November 2006;

•	$2.4 million increase from the Chicago Marriott, which was purchased in March 2006;

•	$2.2 million increase from the Renaissance Austin Hotel, which was purchased in December 2006;

•	$0.9 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

Corporate expenses.    Our corporate expenses increased $1.7 million from $8.0 million for the period from January 1, 2006 to September 8, 2006 to $9.7 million for the period from January 1, 2007 to September 7, 2007. The increase is primarily due to a $0.8 million increase in stock-based compensation expense, a $0.6 million increase in other corporate operating and dead deal costs, and a $0.3 million increase in other employee-related costs. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors' fees.

Interest expense.    Our interest expense totaled $35.1 million and $24.2 million for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively. The 2007 interest expense is related to mortgage debt ($32.9 million), amortization of deferred financing costs ($0.5 million) and interest and unused facility fees on our credit facility ($1.7 million). The 2006 interest expense is related to mortgage debt ($22.8 million), amortization and write off of deferred financing costs ($0.7 million) and interest and unused facility fees on our credit facility ($0.7 million). As of September 7, 2007, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The interest rate as of September 7, 2007 on the credit facility was 6.46%. The Company had $38.5 million drawn on the credit facility as of September 7, 2007. Our weighted-average interest rate on all debt as of September 7, 2007 was 5.7%.

Interest income. We recorded interest income of $1.8 million and $2.7 million for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively. The decrease is a result of interest income earned on higher levels of corporate cash in the corresponding period of 2006 related to our April 2006 equity offering.

Gain on early extinguishment of debt. During the fiscal quarter ended September 7, 2007, we repaid our $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, we recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million.

Income taxes.    We recorded income tax expense of $1.1 million and $2.0 million for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively. The 2007 income tax expense was incurred on the $1.7 million pre-tax income of our TRS for the period from January 1, 2007 to September 7, 2007, and foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The 2006 income tax expense was incurred on the $3.7 million pre-tax income of our TRS for the period from January 1, 2006 to September 8, 2006, and foreign income tax expense of $0.5 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

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

As of September 7, 2007, 95.0% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.7%, and a weighted-average maturity of 7.7 years. As of September 7, 2007, we had $864.0 million of debt outstanding.

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

Interest is paid on the periodic advances under the New Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our New Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Value at
	Covenant	September 7, 2007

Maximum leverage ratio	65%	36.0%
Minimum fixed charge coverage ratio	1.6x	3.28x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	4.5%

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

In addition to the interest payable on amounts outstanding under the New Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the New Facility if the unused portion of the New Facility is greater than 50% and 0.125% if the unused portion of the new Facility is less than 50%. The Company incurred interest and unused credit facility fees of $1.7 million for the period from January 1, 2007 to September 7, 2007 on the credit facilities. As of September 7, 2007, the Company had $38.5 million outstanding on the New Facility with a capacity to borrow an additional $161.5 million. Subsequent to September 7, 2007, the Company drew an additional $17.0 million under the New Facility. As of September 7, 2007, the Company was in compliance with all financial covenants of the New Facility.

Mortgage Financings

On July 31, 2007, the Company repaid its $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, the Company recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million. The new $5.0 million mortgage loan has a three-year term and bears a floating rate of interest based on LIBOR plus 95 basis points. The new mortgage loan can be repaid at any time during the three-year term with no prepayment penalty.

Sources and Uses of Cash

Our principal sources of cash are revenues from operations, borrowing under mortgage financings, draws on our credit facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

Cash Provided by Operating Activities.    Our cash provided by operating activities was $92.9 million for the period from January 1, 2007 to September 7, 2007, which is the result of our $43.2 million net income and $1.7 million of cash received from yield support, adjusted for the impact of several non-cash charges, including $51.2 million of depreciation, $5.4 million of non-cash straight line ground rent, $0.5 million of amortization of deferred financing costs, and $2.8 million of stock compensation, offset by $1.3 million of amortization of debt premium and unfavorable agreements and unfavorable working capital changes of $9.7 million. Our cash provided by operating activities was $62.9 million for the period from January 1, 2006 to September 8, 2006, which is the result of our $24.7 million net income, adjusted for the impact of several non-cash charges, including $33.9 million of depreciation, $5.1 million of non-cash straight line ground rent, $0.7 million of amortization of deferred financing costs and loan repayment losses, $2.0 million of stock compensation, offset by $2.4 million of non-cash yield support recognized, $0.9 million of amortization of debt premium and unfavorable agreements, and unfavorable working capital changes of $0.2 million.

Cash Used In Investing Activities.    Our cash used in investing activities was $361.8 million and $195.7 million for the periods from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively. During the period from January 1, 2007 to September 7, 2007, we utilized $331.3 million for the acquisition of the Westin Boston Waterfront Hotel and incurred capital expenditures at our other hotels of $36.2 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown. During the period from January 1, 2006 to September 8, 2006, we utilized $145.6 million of cash for the acquisitions of the Chicago Marriott Downtown Magnificent Mile and Westin Atlanta North at Perimeter, made a $10.0 million cash deposit on the Conrad Chicago acquisition, and incurred capital expenditures at our other hotels of $39.0 million.

Cash Provided by Financing Activities.    Our cash provided by financing activities was $275.0 million and $216.5 million for the period from January 1, 2007 to September 7, 2007 and January 1, 2006 to September 8, 2006, respectively. The cash provided by financing activities for the period from January 1, 2007 to September 7, 2007, primarily consists of $317.6 million of net proceeds from sale of our common stock, $91.0 million in draws under our credit facilities, and $5.0 million of proceeds from the new mortgage debt of the Bethesda Marriott Suites. The cash provided by financing activities for the period from January 1, 2007 to September 7, 2007 was offset by the $52.5 million in repayments of the credit facilities, $20.4 million for the early extinguishment of the Bethesda Marriott Suites mortgage ($18.4 million in principal repayment and a $2.0 million prepayment penalty), $2.3 million of scheduled debt principal payments, $1.2 million payment of financing costs, $2.7 million of share repurchases, and $59.5 million of dividend payments. The cash provided by financing activities for the period from January 1, 2006 to September 8, 2006, primarily consists of $79.5 million of proceeds from a short-term loan in conjunction with the acquisition of the Chicago Marriott Downtown Magnificent Mile, $271.0 million of proceeds from the mortgage debt of the Chicago Marriott ($220.0 million) and the Courtyard Manhattan/Fifth Avenue ($51.0 million), $238.0 million of net proceeds from our secondary offering of our common stock, and $24.0 million in draws under our senior secured credit facility. The cash provided by financing activities for the period from January 1, 2006 to September 8, 2006 was offset by the $325.5 repayment of debt, including the $220.0 variable-rate mortgage assumed in the acquisition of the Chicago Marriott, the $23.0 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue, and the $79.5 million short-term loan incurred in conjunction with the acquisition of the Chicago Marriott, a $33.0 million repayment of our senior secured credit facility, $2.2 million of scheduled debt principal payments, $1.3 million payment of financing costs, $3.1 of share repurchases, and $30.9 million of dividend payments.

The following table summarizes our significant financing activities since the beginning of 2007:

Transaction Date	Description of Transaction	Amount
January 3, 2007	Draw under Former Facility	$5.0 million
January 4, 2007	Payment of fourth quarter dividends	(13.8 million	)
January 9, 2007	Draw under Former Facility	15.0 million
January 23, 2007	Proceeds from follow-on offering	317.9 million
February 28, 2007	Repayment of Former Facility	(20.0 million	)
February 28, 2007	Draw under New Facility	21.5 million
March 29, 2007	Draw under New Facility	20.0 million
April 2, 2007	Payment of first quarter dividends	(22.9 million	)
April 30, 2007	Repayment of New Facility	(12.0 million	)
May 30, 2007	Repayment of New Facility	(3.0 million	)
June 21, 2007	Draw under New Facility	11.5 million
June 22, 2007	Payment of second quarter dividends	(22.8 million	)
July 23, 2007	Repayment of New Facility	(3.0 million	)
July 30, 2007	Draw under New Facility	18.0 million
July 31, 2007	Repayment of the existing Bethesda Marriott Suites mortgage	(18.4 million	)
July 31, 2007	Prepayment penalty on the early extinguishment of debt	(2.0 million	)
July 31, 2007	Proceeds from the new Bethesda Marriott Suites mortgage	5.0 million
August 23, 2007	Repayment of New Facility	(8.5 million	)
August 30, 2007	Repayment of New Facility	(6.0 million	)
September 14, 2007	Draw under New Facility	12.0 million
September 18, 2007	Payment of third quarter dividends	(22.8 million	)
October 4, 2007	Draw under New Facility	5.0 million

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

During the first fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of common stock. The dividend was paid on April 2, 2007 to all stockholders of record as of March 23, 2007. During the second fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of common stock. The dividend was paid on June 22, 2007 to all stockholders of record as of June 15, 2007. During the third fiscal quarter of 2007, the Company’s board of directors declared a cash dividend of $0.24 per share of common stock. The dividend was paid on September 18, 2007 to all stockholders of record as of September 7, 2007.

Capital Expenditures

The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of September 7, 2007, the Company had set aside $28.0 million for capital projects in property improvement funds ($24.3 million) and lender held restricted cash ($3.7 million). Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

The Company has and continues to make significant capital investments in the Company’s hotels. In 2007, the Company expects to incur approximately $70 to $80 million of capital improvements at the Company’s hotels. The Company incurred $13.7 million of capital projects in the fiscal quarter ended September 7, 2007. The most significant projects are as follows:

•
Chicago Marriott Downtown: The Company is currently completing a $35 million renovation of the hotel. The renovation includes a complete redo of all the meeting and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby. The work began during the third quarter of 2007 and will be completed in the first half of 2008.  The estimated disruption of approximately $1.5 million to hotel Adjusted EBITDA, mainly associated with the ballroom renovations, will occur primarily in the first quarter of 2008.

•
Westin Boston Waterfront: The Company is currently planning the construction of approximately $18 million of tenant improvements to the unfinished shell space attached to the hotel. The improvements include the creation of over 37,000 square feet to meeting/exhibit space. The meeting/exhibit space project will be completed in the first quarter of 2008.

•
Oak Brook Hills Marriott Resort: The Company completed the significant renovation of the hotel in early 2007. The renovation included the guestrooms and bathrooms, the main ballroom and meeting rooms and the lobby.

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

•	Westin Atlanta North: The Company completed the renovation of the guestrooms during the third quarter of 2007.

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

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
	(in thousands)
Net income	$15,868	$6,471	$43,171	$24,734
Interest expense	11,704	9,058	35,084	24,190
Income tax (benefit) expense	(357)	173	1,083	1,972
Real estate related depreciation and amortization	17,490	12,797	51,193	33,922
EBITDA	$44,705	$28,499	$130,531	$84,818

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net income (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in assessing our results.

	Fiscal Quarter Ended September 7, 2007	Fiscal Quarter Ended September 8, 2006	Period from January 1, 2007 to September 7, 2007	Period from January 1, 2006 to September 8, 2006
	(in thousands)

Net income	$15,868	$6,471	$43,171	$24,734
Real estate related depreciation and amortization	17,490	12,797	51,193	33,922
FFO	$33,358	$19,268	$94,364	$58,656

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

Accounting for Key Money.  Our managers have contributed to us certain amounts, which we refer to as “key money”, in exchange for the right to manage certain of our hotels. We defer key money received from a hotel manager in conjunction with entering into a long-term hotel management agreement and amortize the amount received against management fees over the term of the management agreement.

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

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We are evaluating whether to adopt the provisions of SFAS 159 effective January 1, 2008. We do not expect SFAS 159 to have a material impact on our results of operations, financial position or cash flows.

Item 3. Qualitative Disclosure about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at September 7, 2007 was approximately $864.0 million, of which $43.5 million or 5.0% was variable rate debt. If market rates of interest on our variable rate debt were to increase by 1.0%, or approximately 100 basis points, the increase in interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually. On the other hand, if market rates of interest on our variable rate were to decrease by one percentage point, or approximately 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flow by approximately $0.4 million annually. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $46.8 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $46.8 million. As of September 7, 2007, the fair value of the $864.0 million of debt was approximately $795.0 million.

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
October 16, 2007

/s/ Sean M. Mahoney	/s/ Michael D. Schecter
Sean M. Mahoney Senior Vice President, Chief Accounting Officer and Corporate Controller	Michael D. Schecter Executive Vice President, General Counsel and Corporate Secretary