Form 10-K
period 2007-12-31
DiamondRock Hospitality Co
filed 2008-02-29
CIK 1298946

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32514

DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-1180098 (I.R.S. Employer Identification Number)
6903 Rockledge Drive, Suite 800 Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

Registrant's telephone number, including area code: (240) 744-1150

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock, $.01 par value	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are "affiliates" of the Registrant) as of June 15, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).

         The registrant had 94,771,968 shares of its $0.01 par value common stock outstanding as of February 28, 2008.

Documents Incorporated by Reference

         Proxy Statement for the registrant's 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated by reference in Part III herein.

DIAMONDROCK HOSPITALITY COMPANY

INDEX

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A "Risk Factors" of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

Overview

        We are a lodging focused real estate company that owns, as of February 28, 2008, twenty premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. ("Marriott"), Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") or Hilton Hotels Corporation ("Hilton")).

        We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers a fee based on the revenues and profitability of the hotels and reimburse all of their direct and indirect operating costs.

        As an owner, we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies and approving the annual operating and capital budgets for our hotels, closely monitoring the performance of our hotels, and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.

        We differentiate ourselves from our competitors because of our adherence to three basic principles:

  •
  high quality urban and resort focused real estate;
  •
  conservative capital structure; and
  •
  thoughtful asset management.

  High Quality Urban and Resort Focused Real Estate

        We own twenty premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

        Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We believe that these gateway cities and destination resorts are high growth markets because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers to entry and expensive construction costs.

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

        As of December 31, 2007, 99.4% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity date of 7.6 years. As of December 31, 2007, we had $824.5 million of debt outstanding, representing a net debt-to-enterprise value ratio of 36%, which is calculated as our net debt (debt less unrestricted cash) divided by our enterprise value, which is our market capitalization plus net debt.

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

  Thoughtful Asset Management

        We believe that we are able to create significant value in our portfolio by utilizing our management's extensive experience and our innovative asset management strategies.

        Our senior management team has an established broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants.

        We use our broad network to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

        We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 and 2007, we completed a significant amount of capital reinvestment in our hotels—completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott, Frenchman's Reef & Morning Star

Marriott Beach Resort and Westin Atlanta North at Perimeter) to a total renovation and repositioning of the hotel (Torrance Marriott South Bay and the Oak Brook Hills Marriott Resort) to the addition of new meeting space, spa or restaurant repositioning (Westin Boston Waterfront, Chicago Marriott and Marriott Griffin Gate Resort). By the end of 2008, we expect to have fully renovated nearly all of the hotels in our portfolio. In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption at our hotels.

        A core tenet of our asset management strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, as a result, all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of the hotels are operated by the brand company directly. Generally, we are interested in acquiring only those hotels that are operated under a nationally recognized brand or can be converted into a branded hotel.

Our Company

        We commenced operations in July 2004. Since our formation, we believe that we have enhanced the value of our portfolio by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practices. We believe that we have the most transparent disclosure in the industry, consistently going beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels enabling our investors to evaluate our successes and our failures. In addition, we have been able to acquire and finance our hotels, asset manage them, complete close to $200 million of capital expenditures on time and on budget, and comply with the complex accounting and legal requirements of a public company with only 18 employees and total corporate expenses in 2007 of $13.8 million. Finally, we believe that we comply with best practices in corporate governance in that we have an active and majority-independent Board of Directors that is elected annually by at least a majority of our shareholders, we do not have any corporate or statutory anti-takeover devices and our directors and officers own a meaningful amount of our stock. In 2007, we explored several strategic alternatives, including the potential acquisition of two separate lodging companies as well as the potential sale of our company to a private equity firm.

        As of December 31, 2007, we owned 20 hotels that contained 9,586 hotel rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

Our Relationship with Marriott

  Investment Sourcing Relationship

        We have an investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Pursuant to this relationship, Marriott has provided us with an early opportunity to bid on hotel acquisition and investment opportunities known to Marriott. This relationship has generated a large number of additional acquisition opportunities, with many of the opportunities being "off-market" transactions, meaning that they are not made generally available to other real estate investment companies. However, we have not entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship. As a result, we cannot assure you that our investment sourcing relationship with Marriott will continue or not be modified.

        Our senior management team periodically meets with senior representatives of Marriott to explore how to further our investment sourcing relationship in order to maximize the value of the relationship to both parties.

  Key Money and Yield Support

        Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired or the completion of certain brand enhancing capital projects. We refer to these amounts as "key money." Marriott has provided us with key money of approximately $22 million in the aggregate in connection with our acquisitions of six of our hotels, $10 million of which was offered to us for the Chicago Marriott in exchange for a commitment to complete the renovation of certain public spaces and meeting rooms at the hotel. We received $5 million during the third fiscal quarter of 2007 and the remaining $5 million in January 2008.

        In addition, Marriott has provided us with operating cash flow guarantees for certain hotels and has funded shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as "yield support." Marriott provided us with yield support for the Oak Brook Hills Marriott Resort for fiscal years 2006 and 2007. The total guarantee obligation of Marriott was capped at $2.5 million, and we earned that entire amount during 2006 and 2007. We earned $1 million of yield support for the Orlando Airport Marriott for fiscal year 2006 and are not entitled to any further yield support. Finally, the SpringHill Suites Atlanta Buckhead, which we sold on December 21, 2007, was entitled to a maximum of $200,000 of yield support during 2006 and 2007. For the year ended December 31, 2007, we earned an aggregate of $0.9 million of yield support at the Oak Brook Hills Marriott Resort ($0.8 million) and the SpringHill Suites Atlanta Buckhead ($0.1 million classified in discontinued operations in the accompanying statement of operations). We are not entitled to any further yield support at any of our hotels in 2008.

  Investment in DiamondRock

        In connection with our July 2004 private placement and our 2005 initial public offering, Marriott purchased an aggregate of 4.4 million shares of our common stock at the same purchase price as all other investors. Marriott has since sold 2.4 million shares of our common stock and as of December 31, 2007, owned 2.1% of our outstanding common stock.

Our Corporate Structure

        We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. In order for the income from our hotel investments to constitute "rents from real properties" for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS, or an unrelated third party. However, we may structure our properties which are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman's Reef & Morning Star Marriott Beach Resort is held by a United States Virgin Islands corporation, which we have elected to be a TRS.

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

        Federal regulations require building owners and those exercising control over a building's management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials and potential asbestos-containing materials in their building. The regulations also set forth employee training, record keeping and due diligence requirements pertaining to asbestos-containing materials and potential asbestos-containing materials. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to asbestos-containing materials and potential asbestos-containing materials as a result of these regulations. The regulations may affect the value of a building containing asbestos-containing materials and potential asbestos-containing materials in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of asbestos-containing materials and potentially asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real estate facilities for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

        Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and will generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. We cannot assure you that these assessments will discover every environmental condition that may be present on a property.

Competition

        The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Starwood or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These national brands reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates. These brands guest loyalty programs generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, ADR and RevPAR or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Employees

        We currently employ 18 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees working for our hotel managers at the Courtyard Manhattan/Fifth Avenue, Frenchman's Reef & Morning Star Marriott Beach Resort and the Westin Boston Waterfront Hotel are currently represented by labor unions and are subject to collective bargaining agreements.

Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Regulation

        Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

        Most of our hotel management agreements generally provide that we are responsible for obtaining and maintaining property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an "earthquake prone zone" as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels and the manager is responsible for obtaining general liability insurance, workers' compensation and employer's liability insurance.

Securities Exchange Act Reports

        We maintain an internet website at the following address: www.drhc.com. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

        We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and exhibits and amendments to these reports, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

  •
  competition from other hotels that may be located in our markets;

  •
  an over-supply or over-building of hotels in our markets, which could adversely affect occupancy rates and revenues at our properties;

  •
  dependence on business and commercial travelers and tourism, both of which vary with consumer and business perceptions as to the strength of the general economy;

  •
  increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

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

        We expect that in 2008 more than 70% of our earnings will be derived from our hotels in three destination resorts (Frenchman's Reef, Vail Marriott, and the Lodge at Sonoma) and five gateway cities (New York City, Boston, Chicago, Los Angeles and Atlanta) and as such, the operations of these hotels will have a material impact on our overall results of operations. As a result, we have a highly concentrated portfolio and this concentration may lead to volatility in our results. In the event of an economic downturn in any of these cities, the unpopularity of any of these destinations resorts, or a manmade or natural disaster or casualty or other damage to one of our key hotels, our overall results of operations may be adversely affected.

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

        The Oak Brook Hills Marriott Resort was converted to a Marriott hotel in July 2005 and the initial financial performance following the conversion did not meet expectations. However, we were able to minimize the financial impact of the transition through yield support that we received from Marriott. That yield support expired at the end of 2007.

Our hotels are subject to significant competition.

        Currently, we believe the supply and demand in the markets where our hotels are located is in balance and, with few exceptions, the markets are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In particular, we own the Renaissance Worthington located in Fort Worth, Texas, a market that is currently characterized by a relatively stable hotel supply and modestly growing business and transient demand. The city of Fort Worth has decided to heavily subsidize the building of a 600-room hotel to be owned and operated by Omni Hotels. The new Omni hotel is located within a close proximity to our hotel and is expected to destabilize the local hotel market and significantly decrease the operating profits from our hotel.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

        One of our major hotels, Frenchman's Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called "hurricane belt" in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990's and since then has been damaged by subsequent hurricanes. In addition, three of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott South Bay and The Lodge at Sonoma, a Renaissance Resort & Spa, are located in areas that are seismically active. Finally, eight of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are each material to our financial results. Chicago Marriott, Westin Boston Waterfront Hotel, Los Angeles Airport Marriott, Frenchman's Reef & Morning Star Marriott Beach Resort, Courtyard Manhattan/Midtown East,

Conrad Chicago, Torrance Marriott South Bay, the Lodge at Sonoma, and Courtyard Manhattan/Fifth Avenue constituted 14.5%, 9.7%, 8.8%, 7.7%, 4.5%, 4.0%, 3.6%, 2.6% and 2.6%, respectively, of our total revenues in 2007. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases, such as SARS or the avian bird flu, or other casualty events affecting the United States, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

        We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We cannot assure you that such coverage will be available at reasonable rates or with reasonable deductibles. For example, Frenchman's Reef & Morning Star Marriott Beach Resort has a high deductible if it is damaged due to a wind storm. Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities such as those on September 11, 2001, or losses from domestic terrorist activities such as the Oklahoma City bombing may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

Our hotel portfolio is not diverse by brand or manager and there are risks associated with using Marriott's brands on most of our hotels and having Marriott manage most of our hotels.

  Our success depends in part on the success of Marriott.

        Seventeen of our current hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of Marriott and its brands. If market recognition or the positive perception of these Marriott brands is reduced or compromised, the goodwill associated with Marriott branded hotels may be adversely affected and the results of operations of our hotels may be adversely affected. As a result, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

  Our success depends in part on maintaining good relations with Marriott.

        We have pursued, and continue to pursue, hotel investment opportunities referred to us by Marriott, and we intend to work with Marriott as our preferred hotel management company. Marriott is paid a fee based on gross revenues of the hotels they manage while we only benefit from operating profits at our hotels. Thus, it is possible that Marriott may encourage us to acquire a hotel which generates significant gross revenues, but little or no operating profit.

        Due to the differences in how each company earns its money, which company is responsible for operating losses and capital expenditures, and tensions between an individual hotel and the brand standards of a large chain, there are natural conflicts between an owner of a hotel and a brand company, such as Marriott. These differing objectives could result in deterioration in our relationship with Marriott and may adversely affect our ability to execute business strategies, which in turn would have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

        Finally, our current hotel management agreements contain initial terms ranging from ten to forty years and certain agreements have renewal periods, exercisable at the option of the property manager, of ten to forty-five years. Because our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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

        These provisions of our mortgage agreements may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

  Our ground leases contain certain provisions that may limit our ability to sell our hotels.

        Our ground lease agreements with respect to Bethesda Marriott Suites, Salt Lake City Marriott Downtown and the Westin Boston Waterfront Hotel require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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

We may suffer disruption in connection with changes in our executive team.

        Our Chairman and Chief Executive Officer, William W. McCarten, may retire. If he elects to retire, we may promote an internal candidate or seek an external candidate as our new Chief Executive Officer. In either event, there may be some disruption suffered by our organization in connection with the change. In particular, it may be difficult to retain the services of any internal candidate who was not promoted. As we are a very small company, the loss of any of our executive officers could have an adverse effect on our ability to successfully execute our business strategies. Moreover, certain stockholders may view any change in our management team negatively and may sell our stock, causing the value of our stock to decline.

Noncompliance with governmental regulations could adversely affect our operating results.

  Environmental matters.

        Our hotels are, and the hotels we acquire in the future will be, subject to various federal, state and local environmental laws. Under these laws, courts and government agencies may have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or treatment, or transports for disposal or treatment, a hazardous substance at a property owned by another person may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

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

        Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

The Frenchman's Reef and Morning Star Marriott Beach Resort is the subject of a tax holiday which may expire in 2010.

        Our hotel located in the U.S. Virgin Islands is subject to a tax holiday which enables us to pay taxes at 10 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands. That tax holiday is set to expire in February 2010. While we are diligently working to extend the tax holiday, we may not be successful. If we are unsuccessful, our hotel will be subject to taxes at the full statutory rate.

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

        We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2007, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

        Our domestic TRSs are subject to federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire), net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial. Our non-U.S. TRSs also may be subject to tax in jurisdictions where they operate.

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

        Our charter provides that no person may beneficially own more than 9.8% of our common stock or of the value of the aggregate outstanding shares of our capital stock, except certain "look-through entities," such as mutual funds, which may beneficially own up to 15% of our common stock or of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for Marriott Hotel Services, Inc. and certain institutional investors in the past. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors' approval, even if our stockholders believe the change of control is in their best interests.

        Our charter also authorizes our board of directors to issue up to 200,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Furthermore, our board of directors may, without any action by the stockholders, amend our charter from time to time to increase or decrease the aggregate number of shares of stock of any class or series that we have authority to issue. Issuances of additional shares of stock may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests.

Certain advance notice provisions of our bylaws may limit the ability of a third party to acquire control of our company.

        Our bylaws provide that (a) with respect to an annual meeting of stockholders, nominations of persons for election to our board of directors and the proposal of business to be considered by stockholders may be made only (i) pursuant to our notice of the meeting, (ii) by the board of directors or (iii) by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the bylaws and (b) with respect to special meetings of stockholders, only the business specified in our notice of meeting may be brought before the meeting of stockholders and nominations of persons for election to the board of directors may be made only (i) pursuant to our notice of the meeting, (ii) by the board of directors or (iii) provided that the board of directors has determined that directors shall be elected at such meeting, by a stockholder who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

        The Maryland General Corporation Law, or the MGCL, has certain restrictions on a "business combination" and "control share acquisition" which we have opted out of. If an affirmative majority of votes cast by a majority of stockholders entitled to vote approve it, our board of directors may opt in to such provisions of the MGCL. If we opt in, and the shareholders approve it, these provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

        Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests.

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

Risk of future dilution.

        We may issue additional shares of common stock or preferred stock to raise the capital necessary to finance the hotel acquisitions or may issue common stock or preferred stock or partnership units, which are redeemable on a one-to-one basis for our common stock, to acquire hotels. Such issuances could result in dilution of shareholders' equity.

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

        Our typical debt contains limited principal amortization, therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called "balloon payment." At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our hotels on disadvantageous terms, potentially resulting in losses that could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

If we default on our secured debt in the future, the lenders may foreclose on our hotels.

        All of our indebtedness for borrowed money, except our amended and restated unsecured senior credit facility, is secured by single property first mortgages on the applicable property. Should we default on any of the loans; the lender will be able to foreclose on the property pledged to the relevant lender under that loan.

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

        Higher interest rates could increase debt service requirements on our floating rate debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to "hedge" against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Our Properties

Overview

        The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2007. This information includes periods prior to our acquisition of these hotels unless otherwise indicated:

Property	Location	Number of Rooms	Average Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2006 RevPAR(3)
Chicago Marriott	Chicago, Illinois	1,198	78.9%	$209.55	$165.37	5.1%
Los Angeles Airport Marriott	Los Angeles, California	1,004	80.8	117.24	94.67	10.3
Westin Boston Waterfront Hotel(1)	Boston, Massachusetts	793	71.5	212.24	151.69	19.8
Renaissance Waverly	Atlanta, Georgia	521	69.2	145.31	100.53	4.5
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	69.7	136.49	95.20	6.3
Renaissance Worthington	Fort Worth, Texas	504	75.0	173.78	130.39	3.6
Frenchman's Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	84.0	228.24	191.65	9.1
Renaissance Austin	Austin, Texas	492	74.7	156.57	116.94	14.1
Torrance Marriott South Bay	Los Angeles County, California	487	80.5	120.03	96.63	10.3
Orlando Airport Marriott	Orlando, Florida	486	75.8	121.84	92.35	13.5
Marriott Griffin Gate Resort	Lexington, Kentucky	408	64.5	137.91	88.93	10.7
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	56.8	137.47	78.06	5.6
Westin Atlanta North at Perimeter	Atlanta, Georgia	369	66.5	139.81	93.04	0.8
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	63.7	236.29	150.45	10.4
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.5	153.70	92.95	2.2
Courtyard Manhattan/Midtown East	New York, New York	312	89.7	302.02	270.90	22.0
Conrad Chicago	Chicago, Illinois	311	75.4	249.04	187.83	25.7
Bethesda Marriott Suites	Bethesda, Maryland	272	73.3	186.33	136.56	5.9
SpringHill Suites Atlanta Buckhead(2)	Atlanta, Georgia	220	64.1	116.48	74.67	(3.5)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	90.9	293.66	266.90	16.0
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.0	226.46	158.42	2.7

TOTAL/WEIGHTED AVERAGE(3)		9,806	74.1%	$175.66	$130.21	9.8%

(1)
We purchased the Westin Boston Waterfront Hotel on January 31, 2007. The operating information above is for the period from January 31, 2007 to December 31, 2007.

(2)
We sold the SpringHill Suites Atlanta Buckhead on December 21, 2007. The operating information above is for the period from January 1, 2007 to December 20, 2007.

(3)
Total hotel statistics and the percentage change from 2006 RevPAR for our 2007 acquisition and disposition reflect the comparable period in 2006 to our 2007 ownership period.

        The following table sets forth information regarding our investment in each of our owned hotels as of December 31, 2007:

Property	Location	Year Opened	Number of Rooms	Total Investment (in thousands)	Total Investment Per Room
Chicago Marriott	Chicago, IL	1978	1,198	$318,583	$265,929
Los Angeles Airport Marriott	Los Angeles, CA	1973	1,004	131,764	131,239
Westin Boston Waterfront Hotel	Boston, Massachusetts	2006	793	339,391	427,984
Renaissance Waverly	Atlanta, GA	1983	521	129,343	248,259
Salt Lake City Marriott Downtown	Salt Lake City, UT	1981	510	55,216	108,267
Frenchman's Reef & Morning Star Marriott Beach Resort	St. Thomas, USVI	1973/1984	502	86,030	171,374
Renaissance Worthington	Fort Worth, TX	1981	504	85,664	169,968
Renaissance Austin	Austin, TX	1986	492	108,633	220,799
Torrance Marriott South Bay	Los Angeles County, CA	1985	487	74,884	153,766
Orlando Airport Marriott	Orlando, FL	1983	486	82,504	169,762
Marriott Griffin Gate Resort	Lexington, KY	1981	408	58,311	142,918
Oak Brook Hills Marriott Resort	Oak Brook, IL	1987	386	81,123	210,162
Westin Atlanta North at Perimeter	Atlanta, GA	1987	369	65,324	177,030
Vail Marriott Mountain Resort & Spa	Vail, CO	1983/2002	346	69,217	200,049
Marriott Atlanta Alpharetta	Atlanta, GA	2000	318	39,280	123,522
Courtyard Manhattan/Midtown East	New York, NY	1998	312	78,643	252,061
Conrad Chicago	Chicago, IL	2001	311	120,153	386,346
Bethesda Marriott Suites	Bethesda, MD	1990	272	47,541	174,783
Courtyard Manhattan/Fifth Avenue	New York, NY	1990	185	45,297	244,848
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, CA	2001	182	36,062	198,144

Total/Weighted Average			9,586	$2,052,963	$214,163

Our Hotels

  Bethesda Marriott Suites

        Bethesda Marriott Suites is located in the Rock Spring Corporate Office Park near downtown Bethesda, Maryland, with convenient access to Washington, D.C.'s Beltway (I-495) and the I-270 Technology Corridor. Rock Spring Corporate Office Park contains several million feet of office space and includes companies such as Marriott and Lockheed Martin Corp., as well as the National Institute of Health. The hotel contains 272 guestrooms, all of which are suites, and 5,000 square feet of total meeting space.

        The hotel was built in 1990. We completed the refurbishment of guestrooms during 2006. The hotel lobby was renovated in 2007 and converted into a Marriott "great room."

        We hold a ground lease interest in the property. The current term of the ground lease will expire in 2087.

  Chicago Marriott

        The Chicago Marriott opened in 1978 and contains 1,198 rooms, 60,000 square-feet of meeting space, and three food and beverage outlets. The 46-story hotel sits amid the world-famous shops and restaurants on Michigan Avenue, in the heart of downtown Chicago.

        We are currently completing a $35 million renovation of the hotel. The project includes a complete renovation of all the meeting and ballrooms, the addition of 17,000 square feet of new meeting space, the redesign and relocation of the restaurant, the expansion of the lobby bar and the creation of a Marriott "great room" in the lobby. The renovation should be completed in the first quarter of 2008.

        We own a fee simple interest in the hotel.

  Conrad Chicago

        The Conrad Chicago opened in 2001 as a Le Meridien and contains 311 rooms, 33 of which are suites, and 13,000 square-feet of meeting space. The property is located on several floors within the 17-story former McGraw-Hill Building, amid Chicago's Magnificent Mile. The Conrad Chicago rises above the Westfield North Bridge Shopping Centre and the Nordstrom department store on North Michigan Avenue. The property is approximately one half block away from our Chicago Marriott.

        The Conrad Chicago changed management to Hilton in November 2005 and had its official "Conrad launch" in June 2006. Conrad Hotels has approximately 25 luxury properties worldwide, but currently just three are open in the United States. Conrad Hotels are Hilton's competitor to Marriott's Ritz-Carlton brand or Starwood's St. Regis brand, and is expected to grow significantly both domestically and overseas.

        We own a fee simple interest in the hotel. We are currently completing a $3 million renovation of the guestrooms, lobby, and front entrance. The renovation will be completed during 2008.

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

        We completed significant capital improvements in 2005 and 2006 in connection with our re-branding, renovation and repositioning plan. The capital improvement plan included a complete renovation of the guestrooms, new furniture and bedding for the guestrooms, renovation of the bathrooms with granite vanity tops, installation of a new exercise facility, construction of a boardroom meeting space and modifications to make the hotel more accommodating to persons with disabilities.

        We hold a ground lease interest in the hotel. The term of the ground lease expires in 2085, inclusive of one 49-year extension.

  Courtyard Manhattan/Midtown East

        The Courtyard Manhattan/Midtown East is located in Manhattan's East Side, on Third Avenue between 52nd and 53rd Streets. The hotel has 312 guestrooms and 1,500 square feet of meeting space.

        Prior to 1998, the building was used as an office building, but then was completely renovated and opened in 1998 as a Courtyard by Marriott. We completed a guestroom and public space renovation during 2006.

        We hold a fee simple interest in a commercial condominium unit, which includes a 47.725% undivided interest in the common elements in the 866 Third Avenue Condominium; the rest of the condominium is owned predominately (48.2%) by the building's other major occupant, Memorial Sloan-Kettering. The hotel occupies the lobby area on the 1st floor, all of the 12th-30th floors and its pro rata share of the condominium's common elements.

  Frenchman's Reef & Morning Star Marriott Beach Resort

        The Frenchman's Reef & Morning Star Marriott Beach Resort is a 17-acre resort hotel located in St. Thomas, U.S. Virgin Islands. The hotel is located on a hill overlooking Charlotte Amalie Harbor and the Caribbean Sea. The hotel has 502 guestrooms, including 27 suites, and approximately 60,000 square feet of meeting space. The hotel caters primarily to tourists, but also attracts group business travelers.

        The Frenchman's Reef section of the resort was built in 1973 and the Morning Star section of the resort was built in 1984. Following severe damage from a hurricane, the entire resort was substantially rebuilt in 1996 as part of a $60 million capital improvement.

        We own a fee simple interest in the hotel.

  Los Angeles Airport Marriott

        The Los Angeles Airport Marriott was built in 1973 and has 1,004 guestrooms, including 19 suites, and approximately 55,000 square feet of meeting space. The hotel guestrooms underwent a significant renovation in 2006 and the meeting rooms were renovated in 2007. The hotel attracts both business and leisure travelers due to its convenient location minutes from Los Angeles International Airport (LAX), the fourth busiest airport in the world. The property attracts large groups due to its significant amount of meeting space, guestrooms and parking spaces.

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

  Marriott Griffin Gate Resort

        Marriott Griffin Gate Resort is a 163-acre regional resort located north of downtown Lexington, Kentucky. The resort has 408 guestrooms, including 21 suites, as well as 13,000 square feet of meeting space. The resort contains three distinct components: the seven story main hotel and public areas, the Griffin Gate Golf Club, with a Rees Jones-designed 18-hole golf course, and The Mansion (which was originally constructed in 1854 and was Lexington's first AAA 4-Diamond restaurant). The hotel is near all the area's major corporate office parks and regional facilities of a number of major companies such as IBM, Toyota, Lexel Corporation and Lexmark International. The hotel also is located in proximity to downtown Lexington, the University of Kentucky, the historic Keeneland Horse Track and the Kentucky Horse Park.

        The hotel originally opened in 1981. In 2003, the prior owner, Marriott, initiated a major renovation and repositioning of the resort, with an approximate $10 million capital improvement plan. We completed the renovation plan in 2005. The renovation included a complete guestroom and guestroom corridor renovation, as well as a renovation of the exterior façade. We also significantly renovated the public space at the hotel. In 2007, we added a spa, repositioned and redesigned the restaurants, and added meeting space to the hotel.

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

  Oak Brook Hills Marriott Resort

        In July 2005, we acquired the Oak Brook Hills Resort & Conference Center, replaced the existing manager with an affiliate of Marriott and re-branded the hotel as the Oak Brook Hills Marriott Resort. The hotel underwent a significant renovation in 2006 and early 2007. The resort was built in 1987 and has 386 guestrooms, including 37 suites. The hotel markets itself to national and regional conferences by providing over 40,000 square feet of meeting space at a hotel with a championship golf course that is convenient to both O'Hare and Chicago Midway airports and is near downtown Chicago. The resort is located in Oak Brook, Illinois.

        The hotel is located on approximately 18 acres that we own in fee simple. The hotel is adjacent to an 18-hole, approximately 110-acre, championship golf course that we lease pursuant to a ground lease, which has approximately 40 years remaining, including renewal terms. Rent for the entire initial term of the ground lease has been paid in full.

  Orlando Airport Marriott

        The Orlando Airport Marriott was built in 1983 and has 486 guestrooms, including 14 suites, and approximately 26,000 square feet of meeting space. The hotel underwent a significant renovation in 2006. The hotel has a resort-like setting yet is well-located in a successful commercial office park five minutes from the Orlando International Airport. The hotel serves predominantly business transient guests as well as small and mid-size groups that enjoy the hotel's amenities as well as its proximity to the airport.

        We own a fee simple interest in the hotel.

  Renaissance Austin

        The Renaissance Austin opened in 1986 and includes 492 rooms (14 of which were added in 2006), 60,000 square feet of meeting space, a restaurant, lounge and delicatessen. The hotel is situated in the heart of Austin's Arboretum area, near the major technology firms located in Austin, including Dell, Motorola, IBM, Samsung and National Instruments. In close proximity are office complexes, high-end shopping and upscale restaurants. The hotel is 12 miles from downtown Austin, home of the 6th Avenue Historic District, the State Capitol, and the University of Texas.

        We own a fee simple interest in the hotel.

  Renaissance Waverly

        The Renaissance Waverly opened in 1983 and includes 521 rooms, 65,000 square feet of meeting space, and multiple food and beverage outlets. The Renaissance Waverly consists of a 13-story rectangular tower with an impressive atrium rising to the top floor. The Renaissance Waverly is connected to the Galleria shopping complex and the 320,000 square-foot Cobb Galleria Centre convention facility. The Galleria office complex is within Atlanta's 2nd largest office sub-market and in close proximity to Home Depot's world headquarters, as well as offices for IBM, Lockheed Martin and Coca-Cola. Within walking distance of the property are the Cumberland Mall, and the new $145 million, 2,750-seat, Cobb Energy Performing Arts Center, which opened in 2007.

        We own a fee simple interest in the hotel.

  Renaissance Worthington

        The Renaissance Worthington is Fort Worth's only AAA Four Diamond hotel. It has 504 guestrooms, including 30 suites, and approximately 57,000 total square feet of meeting space. The hotel is located in downtown Fort Worth in Sundance Square, a sixteen-block retail area. It is also near Fort Worth's Convention Center, which hosts a wide range of events, including conventions, conferences, sporting events, concerts and trade and consumer shows.

        The hotel was opened in 1981 and underwent $4 million in renovations in 2002 and 2003.

        The Fort Worth hotel market is currently stable; however, the City of Fort Worth has announced that it will heavily subsidize the construction of a new hotel to be managed by Omni Hotels to be built next to the convention center. We expect that hotel to become the Renaissance Worthington's primary competitor in the market. The Omni is scheduled to open in 2009.

        We acquired a fee simple interest in the hotel. A portion of the land under the parking garage (consisting of 0.28 acres of the entire 3.46 acre site) is subject to three co-terminus ground leases. Each of the ground leases extends to July 31, 2022 and provides for three successive renewal options of 15 years each. The ground leases provide for adjustments to the fixed ground rent payments every ten years during the term.

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

        We hold ground lease interests in the hotel and the extension that connects the hotel to Crossroads Plaza Mall. The term of the ground lease for the hotel runs through 2056, inclusive of five ten-year renewal options. The term of the ground lease for the extension of the hotel (containing approximately 1,078 square feet) runs through 2017.

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

  Torrance Marriott South Bay

        The Torrance Marriott South Bay was built in 1985 and has 487 guestrooms, including 11 suites, and approximately 23,000 square feet of indoor and outdoor meeting space. The hotel underwent a significant renovation in 2006 and 2007. The hotel is located in Los Angeles County in Torrance, California, a major automotive center. Three major Japanese automobile manufacturers, Honda, Nissan and Toyota, have their U.S. headquarters in the Torrance area and generate significant demand for the hotel. It is also adjacent to the Del Amo Fashion Center mall, one of the largest malls in America.

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

        We own a fee simple interest in the hotel. We completed guestroom and lobby renovations during 2007.

  Westin Boston Waterfront Hotel

        In January 2007, we acquired the Westin Boston Waterfront Hotel. The hotel opened in June 2006 and contains 793 rooms and 32,000 square feet of meeting space. The hotel is attached to the recently built 1.6 million square foot Boston Convention and Exhibition Center, or BCEC, and is located in the Seaport District. The Westin Boston Waterfront Hotel includes a full service restaurant, a lobby lounge, a Starbucks licensed café, a 400-car underground parking facility, a fitness center, an indoor swimming pool, a business center, a gift shop and retail space.

        The retail space is a separate three-floor, 100,000 square foot building attached to the Westin Boston Waterfront Hotel. In this building, we have begun the construction of 37,000 square feet of meeting and exhibition space at a cost of approximately $18 million. The meeting and exhibition space project should be completed during the first quarter of 2008. When the remaining retail space is leased to third-party tenants, we or the tenants will complete the necessary tenant improvements.

        We also acquired a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The expansion hotel, should we decide to build it, will be located on a 1 1/2 acre parcel of developable land that is immediately adjacent to the Westin Boston Waterfront Hotel. The expansion hotel is expected to have 320 to 350 rooms and 100 underground parking spaces and, upon construction, could also be attached to the BCEC. We are still investigating the cost to construct and the potential returns associated with, an expansion hotel and have not concluded whether or not to pursue this portion of the project.

  Vail Marriott Mountain Resort & Spa

        The Vail Marriott Mountain Resort & Spa is located at the base of Vail Mountain in Vail, Colorado. The hotel has 346 guestrooms, including 61 suites, and approximately 21,000 square feet of meeting space.

        The hotel is approximately 150 yards from the Eagle Bahn Express Gondola, which transports guests to the top of Vail Mountain, the largest single ski mountain in North America, with over 5,289 acres of skiable terrain. The hotel is located in Lionshead Village, the center of which was recently completely renovated to create a new European-inspired plaza which includes luxury condominiums and a small 36 room hotel, as well as equipment rentals, ski storage, lockers, ski and snowboard school, shopping and an après ski restaurant and bar; dining and shopping opportunities; and a winter ice-skating plaza and entertainment venues.

        The hotel opened in 1983 and underwent a luxurious renovation of the public space, guest rooms and corridors in 2002. We completed the renovation of certain meeting space and pre-function space during 2006.

        We own a fee simple interest in the hotel.

Our Hotel Management Agreements

        We are a party to hotel management agreements with Marriott for sixteen of the twenty properties. The Vail Marriott Mountain Resort & Spa is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott; the Westin Atlanta North at Perimeter is managed by Noble Management Group, LLC; the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton; and the Westin Boston Waterfront Hotel is managed by Westin Hotel Management, L.P. a subsidiary of Starwood.

        Each hotel manager is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse the manager. The managers provide centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Each manager also prepares and implements annual operations budgets subject to our review and approval. Each of our management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.

  Term

        The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our hotels. Generally, the term of the hotel management agreements renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

	Date of Agreement	Initial Term	Number of Renewal Terms
Austin Renaissance	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	5/2006	10 years	Two five-year periods
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	3/2006	32 years	Two ten-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	12/2004	30 years	None
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten-year periods
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	1/2005	40 years	None
Waverly Renaissance	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 1/2 years	None

  Amounts Payable under our Hotel Management Agreements

        Under our current hotel management agreements, the property manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits and is typically equal to between 20% and 25% of hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital. We refer to this excess of operating profits over a return on our invested capital as "available cash flow."

        The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our properties:

	Base Management Fee(1)		Incentive Management Fee(2)
Austin Renaissance	3%		20%(3)
Atlanta Alpharetta Marriott	3%		25%(4)
Atlanta North at Perimeter Westin	3	%(5)	10%(6)
Bethesda Marriott Suites	3%		50%(7)
Boston Westin Waterfront	2.5%		20%(8)
Chicago Marriott Downtown	3%		20%(9)
Conrad Chicago	2	%(10)	15%(11)
Courtyard Manhattan/Fifth Avenue	5	%(12)	25%(13)
Courtyard Manhattan/Midtown East	5%		25%(14)
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		25%(15)
Los Angeles Airport Marriott	3%		25%(16)
Marriott Griffin Gate Resort	3%		20%(17)
Oak Brook Hills Marriott Resort	3%		20% or 30%(18)
Orlando Airport Marriott	3%		20% or 25%(19)
Renaissance Worthington	3%		25%(20)
Salt Lake City Marriott Downtown	3%		20%(21)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%(22)
Torrance Marriott South Bay	3%		20%(23)
Waverly Renaissance	3%		20%(24)
Vail Marriott Mountain Resort & Spa	3%		20%(25)

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
(5)
The base management fee will be equal to 3% of gross revenues for fiscal years 2006 through 2008, with up to 1% of gross revenues forfeited from 2006 to 2008 if DiamondRock does not achieve an 8.5% unlevered yield for the fiscal period ended April 30, 2006, 9.5% unlevered yield for the fiscal period ended April 30, 2007, or 10.75% unlevered yield for the fiscal period ended April 30, 2008.
(6)
Calculated as a percentage of operating profits in excess of the sum of (i) $7.0 million and (ii) 10.75% of certain capital expenditures.
(7)
Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner's priority expires in 2023.
(8)
Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which results with each sale.
(9)
Calculated as 20% of net operating income before base management fees. There is no owner's priority.
(10)
The base management fee will be equal to 2.5% of gross revenues for fiscal years 2008 and 2009 and 3% for fiscal years thereafter.
(11)
Calculated as a percentage of operating profits after a pre-set dollar amount ($9.7 million in 2007 and $8.6 million in 2008) of owner's priority. Beginning in fiscal year 2011, the incentive management fee will be 103% of the prior year cash flow.
(12)
The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2008, the base management fee has increased to 5.5% due to operating profits exceeding $4.7 million in 2007, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.
(13)
Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(14)
Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.
(15)
Calculated as a percentage of operating profits in excess of the sum of (i) $9.2 million and (ii) 10.75% of certain capital expenditures.
(16)
Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.
(17)
Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.
(18)
Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2025 when it is 30%.
(19)
Calculated as a percentage of operating profits in excess of the sum of (i) $8.9 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.
(20)
Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.
(21)
Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of capital expenditures.
(22)
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
(25)
Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

        We recorded $29.8 million and $19.5 million of management fees during the years ended December 31, 2007 and 2006, respectively. The management fees for the year ended December 31, 2007 consisted of $11.1 million of incentive management fees and $18.7 million of base management fees. The management fees for the year ended December 31, 2006 consisted of $8.4 million of incentive management fees and $11.1 million of base management fees.

Our Franchise Agreements

        The following table sets forth the terms of the hotel franchise agreements for our two franchised hotels:

	Date of Agreement	Initial Term(1)	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room plus 2% of food and beverage sales (2)

(1)
There are no renewal options under either franchise agreement.
(2)
The franchise fee is equal to 2% of gross room and food and beverage sales for fiscal year 2006, 3% of gross room sales and 2% of gross food and beverage sales for fiscal year 2007, 4% of gross room sales and 2% of gross food and beverage sales for 2008 and 7% of gross room sales and 2% of gross food and beverage sales thereafter.

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

  •
  The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the Crossroads Plaza Mall. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017.

  •
  The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

        In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

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

        Finally, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options.

        These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground leases covering the Salt Lake City Marriott Downtown extension and a portion of the Marriott Griffin Gate Resort golf course, our tenant's share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

        The following table reflects the annual base rents of our ground leases:

Property	Term(1)	Annual Rent
Ground leases under hotels
Bethesda Marriott Suites	Through 10/87	$434,096(2)
Courtyard Manhattan/Fifth Avenue(3)(4)	10/97-9/07	800,000
	10/07-9/17	906,000
	10/17-9/27	1,132,812
	10/27-9/37	1,416,015
	10/37-9/47	1,770,019
	10/47-9/57	2,212,524
	10/57-9/67	2,765,655
	10/67-9/77	3,457,069
	10/77-9/85	4,321,336
Salt Lake City Marriott Downtown
(Ground Lease for Hotel)	Through 12/56	Greater of $132,000 or 2.6% of annual gross room sales
(Ground Lease for Extension)	Through 12/07	$9,343
	1/08-12/12	10,277
	1/13-12/17	11,305
Westin Boston Waterfront Hotel (6)(Base Rent)	Through 6/11	$0
	7/11-6/15	500,000
	7/15-6/20	750,000
	7/20-6/25	1,000,000
	7/25-6/30	1,500,000
	7/30-6/35	1,750,000
	7/35-6/99	No base rent
Westin Boston Waterfront Hotel (Percentage Rent)	Through 6/16	0% of annual gross revenue
	7/16-6/26	1.0% of annual gross revenue
	7/26-6/36	1.5% of annual gross revenue
	7/36-6/46	2.75% of annual gross revenue
	7/46-6/56	3.0% of annual gross revenue
	7/56-6/66	3.25% of annual gross revenue
	7/66-6/99	3.5% of annual gross revenue
Ground leases under parking garage
Renaissance Worthington	Through 7/12	$36,613
	8/12-7/22	40,400
	8/22-7/37	46,081
	8/37-7/52	51,764
	8/52-7/67	57,444
Ground leases under golf course
Marriott Griffin Gate Resort	9/03-8/08	$90,750
	9/08-8/13	99,825
	9/13-8/18	109,800
	9/18-8/23	120,750
	9/23-8/28	132,750
	9/28-8/33	147,000
Oak Brook Hills Marriott Resort	10/85-9/25	$1(5)

(1)
These terms assume our exercise of all renewal options.
(2)
Represents rent for the year ended December 31, 2007. Rent will increase annually by 5.5%.
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

        Subject to certain limitations, an assignment of the ground leases covering the Courtyard Manhattan/Fifth Avenue, a portion of the Marriott Griffin Gate Resort golf course and the Oak Brook Hills Marriott Resort golf course do not require the consent of the ground lessor. With respect to the ground leases covering the Salt Lake City Marriott Downtown hotel and extension, Bethesda Marriott Suites and Westin Boston Waterfront, any proposed assignment of our leasehold interest as ground lessee under the ground lease requires the consent of the applicable ground lessor. As a result, we may not be able to sell, assign, transfer or convey our ground lessee's interest in any such property in the future absent the consent of the ground lessor, even if such transaction may be in the best interests of our stockholders.

Mortgage Debt

        As of December 31, 2007, we had approximately $824.5 million of outstanding mortgage debt. The following table sets forth our mortgage debt obligations on our hotels.

Property	Principal Balance	Interest Rate	Maturity Date	Amortization Provisions
	(in thousands)
Bethesda Marriott Suites	$5,000	LIBOR + 0.95 (5.76% as of December 31, 2007)	7/2010	Interest Only
Frenchman's Reef & Morning Star Marriott Beach Resort	62,500	5.44%	8/2015	30 years(1)
Marriott Griffin Gate Resort	29,081	5.11%	1/2010	25 years
Los Angeles Airport Marriott	82,600	5.30%	7/2015	Interest Only
Courtyard Manhattan/Fifth Avenue	51,000	6.48%	6/2016	Interest Only
Courtyard Manhattan/Midtown East	42,249	5.195%	12/2009	25 years
Orlando Airport Marriott	59,000	5.68%	1/2016	30 years(2)
Salt Lake City Marriott Downtown	35,696	5.50%	1/2015	20 years(3)
Renaissance Worthington	57,400	5.40%	7/2015	30 years(4)
Chicago Marriott	220,000	5.975%	4/2016	30 years(5)
Austin Renaissance Hotel	83,000	5.507%	12/2016	Interest Only
Waverly Renaissance Hotel	97,000	5.503%	12/2016	Interest Only
Senior unsecured credit facility	—	LIBOR + 0.95 (5.73% as of December 31, 2007)

Total	$824,526

(1)
The debt has a three-year interest only period that commenced in August 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.
(2)
The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.
(3)
There is an accelerated amortization provision based on a predetermined formula of available cash flow.
(4)
The debt has a four-year interest only period that commenced in July 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.
(5)
The debt has a 3.5 year interest only period that commenced in April 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

Item 3.   Legal Proceedings

        We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for our common stock and related stockholder matters

Market Information

        Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol "DRH". The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2006
First Quarter	$13.52	$11.63
Second Quarter	$15.66	$12.95
Third Quarter	$16.85	$13.90
Fourth Quarter	$18.13	$16.16
Year Ended December 31, 2007
First Quarter	$19.28	$16.91
Second Quarter	$20.94	$18.14
Third Quarter	$21.44	$15.57
Fourth Quarter	$19.16	$14.98
Year Ended December 31, 2008
First Quarter (as of February 28, 2008)	$15.14	$12.75

        The closing price of our common stock on the NYSE on February 28, 2008 was $13.05 per share.

        In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

  •
  90% of our REIT taxable income determined without regard to the dividends paid deduction, plus;

  •
  90% of the excess of our net income from foreclosure property over the tax imposed on such income by the U.S. Internal Revenue Code of 1986, as amended (the "Code"), minus;

  •
  Any excess non-cash income.

        The following graph provides a comparison of cumulative total stockholder return for the period from May 25, 2005 (the date of our initial public offering) through December 31, 2007, among DiamondRock Hospitality Company, the Standard & Poor's 500 Index (the "S&P 500 Total Return") and Morgan Stanley REIT Index (the "RMZ Total Return").

        The total return values were calculated assuming a $100 investment on May 25, 2005 with reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Total Return, and (iii) the RMZ Total Return. The total return values do not include any dividends declared, but not paid, during the period.

	May 25, 2005	December 31, 2005	December 31, 2006	December 31, 2007
DiamondRock Hospitality Company Total Return	$100.00	117.58	$185.72	$163.19
RMZ Total Return	$100.00	111.73	$151.85	$126.32
S&P 500 Total Return	$100.00	106.07	$122.82	$129.58

        We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The following table sets forth the dividends on common shares for the years ended December 31, 2007 and 2006:

Payment Date	Record Date	Dividend per Share
April 11, 2006	March 24, 2006	$0.18
June 22, 2006	June 16, 2006	$0.18
September 19, 2006	September 8, 2006	$0.18
January 4, 2007	December 21, 2006	$0.18
April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24

        As of February 28, 2008, there were 13 record holders of our common stock. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

        Equity compensation plan information.    The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2007. Under our 2004 Stock Option and Incentive Plan, as amended, we have only issued shares of restricted stock and deferred stock units. We have not issued any options to purchase shares of the Company's common stock. We intend to issue options to our senior corporate officers in 2008. See Note 5 to the accompanying consolidated financial statements for a complete description of the 2004 Stock Option and Incentive Plan, as amended.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	6,691,276
Equity compensation plans not approved by security holders	N/A	N/A	—

Total	N/A	N/A	6,691,276

Item 6.    Selected Financial Data

        The selected historical financial information as of and for the years ended December 31, 2007, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004, has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, and the related notes contained elsewhere in this Form 10-K.

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

	Historical (in thousands, except for per share data)
	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	Period from May 6, 2004 to December 31, 2004
Statement of operations data:
Revenues:
Rooms	$456,719	$316,051	$149,336	$5,137
Food and beverage	217,505	143,259	63,196	1,508
Other	36,709	25,741	14,254	429

Total revenues	710,933	485,051	226,786	7,074

Operating expenses:
Rooms	104,672	73,110	36,801	1,455
Food and beverage	147,463	96,053	47,257	1,267
Other hotel expenses and management fees	253,817	182,556	95,647	3,445
Corporate expenses	13,818	12,403	13,462	4,114
Depreciation and amortization	74,315	51,192	27,072	1,053

Total operating expenses	594,085	415,314	220,239	11,334

Operating income (loss)	116,848	69,737	6,547	(4,260)
Interest income	(2,399)	(4,650)	(1,548)	(1,333)
Interest expense	51,445	36,934	17,367	773
Gain on early extinguishment of debt	(359)	—	—	—

Income (loss) before income taxes	68,161	37,453	(9,272)	(3,700)
Income tax (expense) benefit	(5,264)	(3,750)	1,200	1,582

Income (loss) from continuing operations	62,897	33,703	(8,072)	(2,118)
Income from discontinued operations, net of tax	5,412	1,508	736	—

Net income (loss)	$68,309	$35,211	$(7,336)	$(2,118)

Earnings (loss) per share:
Continuing operations	$0.66	$0.49	$(0.21)	$(0.12)
Discontinued operations	0.06	0.02	0.02	—

Basic and diluted earnings (loss) per share	$0.72	$0.51	$(0.19)	$(0.12)

Cash dividends declared per common share	$0.96	$0.72	$0.38	$—

FFO(1)	$140,003	$87,573	$20,254	$(1,065)

EBITDA(2)	$200,150	$127,890	$36,268	$(1,874)

	December 31,
	2007	2006	2005	2004
Balance sheet data (in thousands):
Property and equipment, net	$1,938,832	$1,686,426	$870,562	$285,642
Cash and cash equivalents	29,773	19,691	9,432	76,983
Total assets	2,131,627	1,818,965	966,011	391,691
Total debt	824,526	843,771	431,177	180,772
Total other liabilities	226,819	190,266	71,446	15,332
Shareholders' equity	1,080,282	784,928	463,388	195,587

(1)
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT'), is net income (loss) determined in accordance with GAAP, excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The calculation of FFO may vary from entity to entity, thus our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

  FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002). Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical GAAP cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, we believe FFO (combined with our primary GAAP presentations) help improve our stockholders' ability to understand our operating performance. We only use FFO as a supplemental measure of operating performance. The following is a reconciliation between net income (loss) and FFO (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	Period from May 6, 2004 December 31, 2004
Net income (loss)	$68,309	$35,211	$(7,336)	$(2,118)
Real estate related depreciation and amortization(a)	75,477	52,362	27,590	1,053
Gain on property disposal, net of tax	(3,783)	—	—	—

FFO	$140,003	$87,573	$20,254	$(1,065)

  (a)
  Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

(2)
EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels' financial performance, we can more accurately assess the financial performance of our hotels. Under GAAP, hotels are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	Period from May 6, 2004 December 31, 2004
Net income (loss)	$68,309	$35,211	$(7,336)	$(2,118)
Interest expense	51,445	36,934	17,367	773
Income tax expense (benefit)(a)	4,919	3,383	(1,353)	(1,582)
Real estate related depreciation and amortization(b)	75,477	52,362	27,590	1,053

EBITDA	$200,150	$127,890	$36,268	$(1,874)

  (a)
  Amounts for the years ended December 31, 2007, 2006, and 2005 include $0.3 million, $0.4 million and $0.2 million, respectively, of income tax benefit included in discontinued operations.

  (b)
  Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward-Looking Statements" and "Risk Factors" contained in our SEC filings.

Overview

        We are a lodging focused real estate company that owns, as of February 28, 2008, twenty premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton).

        We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers a fee based on the revenues and profitability of the hotels and reimburse all of their direct and indirect operating costs.

        As an owner, we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies and approving the annual operating and capital budgets for our hotels, closely monitoring the performance of our hotels, and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.

        We differentiate ourselves from our competitors because of our adherence to three basic principles:

  •
  high quality urban and resort focused real estate;

  •
  conservative capital structure; and

  •
  thoughtful asset management.

  High Quality and Resort Focused Real Estate

        We own twenty premium hotels and resorts in North America. These hotels and resorts are all categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

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

  Conservative Capital Structure

        We are committed to maintaining a conservative and flexible capital structure with prudent leverage levels. During 2004 through early 2007, we took advantage of the low interest environment by fixing our debt rates for an extended period of time. Depending on the outlook for interest rates in the future we maintain the flexibility to modify these strategies.

        As of December 31, 2007, 99.4% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity date of 7.6 years. As of December 31, 2007, we had $824.5 million of debt outstanding, representing a net debt-to-enterprise value ratio of 36%, which is calculated as our net debt (debt less unrestricted cash) divided by our enterprise value, which is our market capitalization plus net debt.

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

  Thoughtful Asset Management

        We believe that we are able to create significant value in our portfolio by utilizing our management's extensive experience and our innovative asset management strategies.

        Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants.

        We use our broad network to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives and we work directly with these senior executives to improve the performance of our portfolio.

        We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 and 2007, we completed a significant amount of capital reinvestment in our hotels—completing projects that ranged from a room renovation (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott, Frenchman's Reef & Morning Star Marriott Beach Resort, and Westin Atlanta North at Perimeter) to a total renovation and repositioning of the hotel (Torrance Marriott South Bay and the Oak Brook Hills Marriott Resort) to the addition of new meeting space, spa or restaurant reposition (Westin Boston Waterfront, Chicago Marriot and Marriott Griffin Gate Resort). By the end of 2008, we expect to have fully renovated nearly all of the hotels in our portfolio. In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption at our hotels.

        A core tenet of our asset management strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, as a result, all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott,

Starwood or Hilton) and all but two of the hotels are operated by the brand company directly. Generally, we are interested in acquiring only those hotels that are operated under a nationally recognized brand or can be converted into a branded hotel.

Key Indicators of Financial Condition and Operating Performance

        We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

  •
  Occupancy percentage;

  •
  Average Daily Rate (or ADR);

  •
  Revenue Per Available Room (or RevPAR);

  •
  Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA); and

  •
  Funds From Operations (or FFO).

        Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% and 65% of our total revenues for each of the years ended December 31, 2007 and 2006, respectively, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

        Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotel managers and the brands we have licensed.

        We also use EBITDA and FFO as measures of the financial performance of our business. See "Non-GAAP Financial Matters."

Our Hotels

        As of December 31, 2007, we owned the following hotels:

Property	Location	Number of Rooms
Chicago Marriott	Chicago, Illinois	1,198
Los Angeles Airport Marriott	Los Angeles, California	1,004
Westin Boston Waterfront Hotel	Boston, Massachusetts	793
Renaissance Waverly	Atlanta, Georgia	521
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510
Renaissance Worthington	Fort Worth, Texas	504
Frenchman's Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502
Renaissance Austin	Austin, Texas	492
Torrance Marriott South Bay	Los Angeles County, California	487
Orlando Airport Marriott	Orlando, Florida	486
Marriott Griffin Gate Resort	Lexington, Kentucky	408
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386
Westin Atlanta North at Perimeter	Atlanta, Georgia	369
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346
Marriott Atlanta Alpharetta	Atlanta, Georgia	318
Courtyard Manhattan/Midtown East	New York, New York	312
Conrad Chicago	Chicago, Illinois	311
Bethesda Marriott Suites	Bethesda, Maryland	272
Courtyard Manhattan/Fifth Avenue	New York, New York	185
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182

Total		9,586

2007 Highlights

        Significant highlights for the year ended December 31, 2007 are as follows:

        Acquisition.    On January 31, 2007, we acquired a leasehold interest in the Westin Boston Waterfront Hotel. In addition to the Boston Waterfront Hotel, the acquisition, which closed on February 8, 2007, included a leasehold interest in 100,000 square feet of retail space, and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million. The Westin Boston Waterfront Hotel opened in June 2006 and contains 793 rooms and 32,000 square feet of meeting space.

        Follow-on Offering.    We completed a follow-on offering of our common stock on January 17, 2007. We sold 18,342,500 shares of common stock, including the underwriters' over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to us, after deduction of offering costs, were $317.6 million. The Company used the net proceeds of this offering to complete the acquisition of the Westin Boston Waterfront Hotel.

        Dividends.    We declared the following dividends on common shares during the year ended December 31, 2007:

Payment Date	Record Date	Dividend per Share
April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24

        Refinancing of Mortgage Debt.    On July 31, 2007, we repaid the $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, we recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million. The new $5.0 million mortgage loan has a three-year term and bears a floating rate of interest based on LIBOR plus 95 basis points. The new mortgage loan can be repaid at any time during the three-year term with no prepayment penalty.

        Disposition of SpringHill Suites Atlanta Buckhead.    On December 21, 2007, the Company sold the SpringHill Suites Atlanta Buckhead for approximately $36.0 million, resulting in a gain of approximately $3.8 million, net of $0.1 million of income taxes.

Outlook for 2008

        We believe that the economic drivers that impact underlying lodging fundamentals, such as growth in GDP, business investment and employment, are likely to weaken in 2008. The expected decline in these drivers will likely result in a significantly lower revenue growth rate for our hotels than was experienced in 2006 and 2007. While demand growth could moderate as a result of slowing economic drivers, projections for new supply in the markets in which we own hotels suggest that supply growth will also be constrained.

        We believe the slower economic growth in 2008 will likely result in lower transient demand, primarily from the corporate and leisure segments. Overall, we expect group demand to be similar to the levels achieved in 2007. We anticipate our RevPAR will increase approximately 2% to 5% over 2007. However, improvements in operating results will be constrained by increasing operating costs as well as certain costs increasing at a rate greater than inflation, including wages, benefits, utilities and real estate taxes.

        We anticipate that despite the recent tightening of the domestic credit markets investment opportunities for asset acquisitions will continue to be limited. Liquidity concerns should moderate the increases in valuations that have occurred in recent years and limit the number of buyers who utilize higher levels of leverage. Consequently, owners will not likely be willing to sell their hotels at lower price levels initially, which in the near term, will reduce the number of domestic properties available that will meet our return on investment requirements.

Results of Operations

Year Ended December 31, 2007

        As of December 31, 2007, we owned twenty hotels. Our total assets were $2.1 billion as of December 31, 2007. Total liabilities were $1.1 billion as of December 31, 2007, including $824.5 million of debt. Shareholders' equity was approximately $1.1 billion as of December 31, 2007. Our net income for the year ended December 31, 2007 was $68.3 million. We acquired one hotel during the year ended

December 31, 2007 and five hotels during the year ended December 31, 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

        Revenues.    Our revenues from continuing operations totaled $710.9 million for the year ended December 31, 2007. Revenues consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the year ended December 31, 2007 consisted of the following (in thousands):

Rooms	$456,719
Food and beverage	217,505
Other	36,709

Total revenues	$710,933

        Our total revenues increased $225.8 million, from $485.1 million for the year ended December 31, 2006 to $710.9 million for the year ended December 31, 2007. This increase includes amounts that are not comparable year-over-year as follows:

  •
  $68.9 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

  •
  $36.0 million increase from the Renaissance Waverly, which was purchased in December 2006;

  •
  $34.5 million increase from the Renaissance Austin, which was purchased in December 2006;

  •
  $25.1 million increase from the Conrad Chicago, which was purchased in November 2006;

  •
  $22.0 million increase from the Chicago Marriott, which was purchased in March 2006; and

  •
  $6.5 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

        The remaining increase of $32.8 million is attributable to a $24.5 million increase in room revenue and an $8.3 million increase in food and beverage and other operating revenue at the comparable hotels. The increase in room revenue was the result of a 9.9% increase in comparable hotel RevPAR which was primarily due to a 6.7% increase in ADR and a 2.2% increase in occupancy at the comparable hotels.

        Individual hotel revenues for the year ended December 31, 2007 consisted of the following (in millions):

Property	Revenues
Chicago Marriott	$103.3
Westin Boston Waterfront	68.9
Los Angeles Airport Marriott	58.9
Frenchman's Reef & Morning Star Marriott Beach Resort	54.7
Renaissance Worthington	39.8
Renaissance Waverly	38.0
Renaissance Austin	36.3
Courtyard Manhattan / Midtown East	32.1
Conrad Chicago	28.5
Vail Marriott Mountain Resort & Spa	28.1
Oak Brook Hills Marriott Resort	27.2
Marriott Griffin Gate Resort	27.1
Salt Lake City Marriott Downtown	26.4
Orlando Airport Marriott	25.9
Torrance Marriott South Bay	25.2
Westin Atlanta North at Perimeter	19.4
The Lodge at Sonoma, a Renaissance Resort & Spa	18.8
Courtyard Manhattan / Fifth Avenue	18.3
Bethesda Marriott Suites	18.0
Marriott Atlanta Alpharetta	16.0

Total	$710.9

        The following pro forma key hotel operating statistics for the years ended December 31, 2007 and 2006 presented below include the prior year operating statistics for the comparable period in 2006 to our 2007 ownership period. Same-store RevPAR for the full year 2007 increased 9.8 percent from $118.64 to $130.21 as compared to the same period in 2006, driven by an 6.2 percent increase in the average daily rate and a 2.4 percentage point increase in occupancy (from 71.7 percent to 74.1 percent).

	Year Ended December 31, 2007	Year Ended December 31, 2006	% Change
Occupancy %	74.1%	71.7%	2.4%
ADR	$175.66	$165.43	6.2%
RevPAR	$130.21	$118.64	9.8%

        The pro forma hotel operating statistics presented below include the prior year operating statistics for the comparable period in 2006 to our 2007 ownership period. Individual hotel RevPAR for the years ended December 31, 2007 and 2006 is as follows:

Property	Year Ended December 31, 2007	Year Ended December 31, 2006	% Change from 2006(1)
Bethesda Marriott Suites	$136.56	$128.95	5.9%
Chicago Marriott	165.37	157.38	5.1
Conrad Chicago	187.83	149.41	25.7
Courtyard Manhattan / Midtown East	270.90	222.14	22.0
Courtyard Manhattan/ Fifth Avenue	266.90	230.17	16.0
Frenchman's Reef & Morning Star Marriott Beach Resort	191.65	175.59	9.1
Los Angeles Airport Marriott	94.67	85.83	10.3
Marriott Atlanta Alpharetta	92.95	90.97	2.2
Marriott Griffin Gate Resort	88.93	80.36	10.7
Oak Brook Hills Marriott Resort	78.06	73.93	5.6
Orlando Airport Marriott	92.35	81.35	13.5
Renaissance Austin	116.94	102.50	14.1
Renaissance Waverly	100.53	96.17	4.5
Renaissance Worthington	130.39	125.89	3.6
Salt Lake City Marriott Downtown	95.20	89.54	6.3
SpringHill Suites Atlanta Buckhead	74.67	77.42	(3.5)
The Lodge at Sonoma, a Renaissance Resort & Spa	158.42	154.20	2.7
Torrance Marriott South Bay	96.63	87.58	10.3
Vail Marriott Mountain Resort & Spa	150.45	136.34	10.3
Westin Atlanta North at Perimeter	93.04	92.33	0.8

Total	$130.21	$118.64	9.8%

(1)
The percentage change from 2006 RevPAR for our 2007 acquisition and disposition compares the 2006 RevPAR of the comparable period in 2006 to our 2007 ownership period.

        Hotel operating expenses.    Our hotel operating expenses from continuing operations totaled $506.0 million for the year ended December 31, 2007. Hotel operating expenses consisted primarily of operating expenses of our hotels, including approximately $7.8 million of non-cash ground rent expense. The operating expenses for the year ended December 31, 2007 consisted of the following (in millions):

Rooms departmental expenses	$104.7
Food and beverage departmental expenses	147.5
Other hotel expenses	191.0
Base management fees	19.5
Yield support	(0.8)
Incentive management fees	11.1
Property taxes	23.3
Ground rent—Contractual	1.9
Ground rent—Non-cash	7.8

Total operating expenses	$506.0

        Our hotel operating expenses increased $154.3 million from $351.7 million for the year ended December 31, 2006 to $506.0 million for the year ended December 31, 2007. This increase includes amounts that are not comparable year-over-year as follows:

  •
  $47.3 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

  •
  $25.7 million increase from the Renaissance Waverly, which was purchased in December 2006;

  •
  $24.4 million increase from the Renaissance Austin, which was purchased in December 2006;

  •
  $16.9 million increase from the Chicago Marriott, which was purchased in March 2006;

  •
  $16.7 million increase from the Conrad Chicago, which was purchased in November 2006; and

  •
  $4.6 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006.

        The remaining increase of $18.7 million is attributable to an increase in departmental and other operating expenses at the comparable hotels as well as lower yield support recognized in 2007 compared to 2006.

        In connection with entering into certain management agreements with Marriott, Marriott provided us with limited operating cash flow guarantees ("yield support") for those hotels. The yield support is designed to protect us from the disruption often associated with changing the hotel's brand or manager or undergoing significant renovations. Across our portfolio, we were entitled to up to $0.8 million of yield support in 2007 for Oak Brook Hills Marriott and $0.1 million (classified in discontinued operations on the accompanying statement of operations) for the Buckhead SpringHill Suites. We recognized all of our entitled yield support in 2007.

        Depreciation and amortization.    Our depreciation and amortization expense from continuing operations totaled $74.3 million for the year ended December 31, 2007. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $23.1 million from $51.2 million for the year ended December 31, 2006 to $74.3 million for the year ended December 31, 2007. This increase includes amounts that are not comparable year-over-year as follows:

  •
  $10.4 million increase from the Westin Boston Waterfront Hotel, which was newly built in 2006 and purchased in January 2007;

  •
  $3.6 million increase from the Renaissance Waverly, which was purchased in December 2006;

  •
  $3.0 million increase from the Renaissance Austin, which was purchased in December 2006;

  •
  $3.3 million increase from the Conrad Chicago, which was purchased in November 2006;

  •
  $1.0 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006; and

  •
  $2.5 million increase from the Chicago Marriott, which was purchased in March 2006.

        The remaining decrease of $0.7 million is attributable to lower depreciation expense in 2007 compared to 2006 as more assets were fully depreciated in 2007 due to renovations taking place at many hotels resulting in FFE being replaced.

        Corporate expenses.    Corporate expenses principally consisted of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased from $12.4 million for the year ended December 31, 2006 to $13.8 million for the year ended December 31, 2007, due primarily to an increase in stock-based compensation expense and dead deal costs. In 2007, we explored several strategic alternatives, including the potential acquisition of two separate lodging companies as well as the potential sale of our company to a private equity firm. In connection with the latter effort, we incurred approximately $600,000 of expenses before abandoning the transaction because of difficulties in the debt markets.

        Interest expense.    Our interest expense totaled $51.4 million for the year ended December 31, 2007. This interest expense is related to mortgage debt incurred (or in one case assumed) in connection with our acquisition of our hotels ($47.9 million), amortization and write-off of deferred financing costs ($0.8 million) and interest and unused facility fees on our credit facility ($2.7 million). As of December 31, 2007, we have property-specific mortgage debt outstanding on twelve of our hotels. 99.4% of our debt carried fixed interest rates and bears interest at rates ranging from 5.11% to 6.48% per year. Our weighted-average interest rate as of December 31, 2007 was 5.6%.

        Interest income.    We recorded interest income of $2.4 million for the year ended December 31, 2007. Interest income decreased from the comparable period in 2006 as a result of incremental interest earned on cash received from our follow-on offerings during 2006.

        Gain on early extinguishment of debt.    During the year ended December 31, 2007, we repaid our $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, we recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million.

        Discontinued operations.    Income from discontinued operations was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007. The following table summarizes the income from discontinued operations for the year ended December 31, 2007 (in thousands):

Revenues	$6,483
Pre-tax income from operations	1,284
Gain on disposal, net of $0.1 million of income taxes	3,783
Income tax benefit from operations of related TRS	345

Income from discontinued operations	$5,412

        Income taxes.    We recorded an expense for income taxes from continuing operations of $5.3 million for the year ended December 31, 2007 based on the $9.3 million pre-tax income of our TRS for the year ended December 31, 2007, together with foreign income tax expense of $1.0 million related to the taxable REIT subsidiary that owns the Frenchman's Reef & Morning Star Marriott Beach Resort.

Year Ended December 31, 2006

        As of December 31, 2006, our total assets were $1.8 billion. Total liabilities were $1.0 billion as of December 31, 2006, including $843.8 million of debt. Shareholders' equity was approximately $784.9 million as of December 31, 2006. Our net income for the year ended December 31, 2006 was $35.2 million. We acquired five hotels during the year ended December 31, 2006 and nine hotels during the year ended December 31, 2005. Accordingly, the results for the year ended December 31, 2006 are not comparable to the results for the corresponding period in 2005.

        Revenues.    We had total revenues from continuing operations of $485.1 million for the year ended December 31, 2006. Revenues consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the year ended December 31, 2006 consisted of the following (in thousands):

Rooms	$316,051
Food and beverage	143,259
Other	25,741

Total revenues	$485,051

        Our total revenues from continuing operations increased $258.3 million, from $226.8 million for the year ended December 31, 2005 to $485.1 million for the year ended December 31, 2006. This increase includes amounts that are not comparable year-over-year as follows:

  •
  $81.3 million increase from the Chicago Marriott, which was purchased in March 2006;

  •
  $32.3 million increase from the Frenchman's Reef & Morning Star Marriott Beach Resort, which was purchased in June 2005;

  •
  $28.7 million increase from the Los Angeles Airport Marriott, which was purchased in June 2005;

  •
  $22.3 million increase from the Orlando Airport Marriott, which was purchased in December 2005;

  •
  $20.7 million increase from the Renaissance Worthington, which was purchased in June 2005;

  •
  $16.4 million increase from the Vail Marriott Mountain Resort & Spa, which was purchased in June 2005;

  •
  $15.8 million increase from the Oak Brook Hills Marriott Resort, which was purchased in July 2005;

  •
  $12.9 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006;

  •
  $8.6 million increase from the Marriott Atlanta Alpharetta, which was purchased in June 2005;

  •
  $3.4 million increase from the Conrad Chicago, which was purchased in November 2006;

  •
  $1.9 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

  •
  $1.8 million increase from the Renaissance Austin Hotel, which was purchased in December 2006; and

  •
  $1.3 million increase from the Torrance Marriott South Bay, which was purchased in January 2005.

        The remaining increase of $10.9 million is attributable to an $8.9 million increase in room revenue and a $2.0 million increase in food and beverage and other operating revenue at the comparable hotels. The increase in room revenue was the result of a 10.5% increase in comparable hotel RevPAR which was primarily due to a 12.1% increase in ADR at the comparable hotels.

        Hotel operating expenses.    Our hotel operating expenses from continuing operations totaled $351.7 million for the year ended December 31, 2006. Hotel operating expenses consist primarily of operating expenses of our hotels, including approximately $7.4 million of non-cash ground rent expense. The operating expenses for the year ended December 31, 2006 consist of the following (in millions):

Rooms departmental expenses	$73.1
Food and beverage departmental expenses	96.1
Other hotel expenses	137.8
Base management fees	13.8
Yield support	(2.7)
Incentive management fees	8.4
Property taxes	16.0
Ground rent—Contractual	1.8
Ground rent—Non-cash	7.4

Total operating expenses	$351.7

        Our hotel operating expenses increased $172.0 million, from $179.7 million for the year ended December 31, 2005 to $351.7 million for the year ended December 31, 2006. This increase includes amounts that are not comparable year-over-year as follows:

  •
  $54.4 million increase from the Chicago Marriott, which was purchased in March 2006;

  •
  $21.9 million increase from the Frenchman's Reef & Morning Star Marriott Beach Resort, which was purchased in June 2005;

  •
  $21.3 million increase from the Los Angeles Airport Marriott, which was purchased in June 2005;

  •
  $15.2 million increase from the Orlando Airport Marriott, which was purchased in December 2005;

  •
  $14.0 million increase from the Renaissance Worthington, which was purchased in June 2005;

  •
  $10.0 million increase from the Oak Brook Hills Marriott Resort, which was purchased in July 2005;

  •
  $9.9 million increase from the Vail Marriott Mountain Resort & Spa, which was purchased in June 2005;

  •
  $8.8 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006;

  •
  $5.7 million increase from the Marriott Atlanta Alpharetta, which was purchased in June 2005;

  •
  $2.4 million increase from the Conrad Chicago, which was purchased in November 2006;

  •
  $1.5 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

  •
  $1.5 million increase from the Renaissance Austin Hotel, which was purchased in December 2006; and

  •
  $0.7 million increase from the Torrance Marriott South Bay, which was purchased in January 2005.

        The remaining increase of $4.7 million is attributable to increases in departmental and other operating expenses at the comparable hotels for the year ended December 31, 2006 compared to the year ended December 31, 2005.

        Depreciation and amortization expense.    Our depreciation and amortization expense from continuing operations totaled $51.2 million for the year ended December 31, 2006. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We assigned shorter depreciable lives of 1-2 years for the furniture, fixtures and equipment of the Courtyard Manhattan/Midtown East, the Courtyard Manhattan/Fifth Avenue, the Bethesda Marriott Suites, the Marriott Atlanta Alpharetta, the Frenchman's Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort, the Orlando Airport Marriott and the Torrance Marriott South Bay since these hotels underwent significant renovations within two years of acquisition.

        Our depreciation and amortization expense increased $24.1 million, from $27.1 million for the year ended December 31, 2005 to $51.2 million for the year ended December 31, 2006. This increase includes amounts that are not comparable year-over-year as follows:

  •
  $7.9 million increase from the Chicago Marriott, which was purchased in March 2006;

  •
  $2.5 million increase from the Frenchman's Reef & Morning Star Marriott Beach Resort, which was purchased in June 2005;

  •
  $3.1 million increase from the Los Angeles Airport Marriott, which was purchased in June 2005;

  •
  $4.2 million increase from the Orlando Airport Marriott, which was purchased in December 2005;

  •
  $1.3 million increase from the Renaissance Worthington, which was purchased in June 2005;

  •
  $2.5 million increase from the Oak Brook Hills Marriott Resort, which was purchased in July 2005;

  •
  $1.7 million increase from the Vail Marriott Mountain Resort & Spa, which was purchased in June 2005;

  •
  $1.6 million increase from the Westin Atlanta North at Perimeter, which was purchased in May 2006;

  •
  $0.7 million increase from the Marriott Atlanta Alpharetta, which was purchased in June 2005;

  •
  $0.5 million increase from the Conrad Chicago, which was purchased in November 2006;

  •
  $0.3 million increase from the Renaissance Waverly Hotel, which was purchased in December 2006;

  •
  $0.3 million increase from the Renaissance Austin Hotel, which was purchased in December 2006; and

  •
  $2.5 million decrease from the Torrance Marriott South Bay, which was purchased in January 2005.

        Corporate expenses.    Our corporate expenses totaled $12.4 million for the year ended December 31, 2006. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors' fees. Corporate expenses decreased in 2006 due to the recording of approximately $3.7 million during 2005 as a result of our commitment to issue, on the fifth anniversary of the initial public offering, 382,500 shares of common stock to our executive officers.

        Interest expense.    Our interest expense totaled $36.9 million for the year ended December 31, 2006. Interest expense relates to the mortgage debt incurred (or in one case assumed) in connection with our acquisition of hotels ($35.2 million), amortization and write-off of deferred financing costs ($0.9 million) and interest and unused facility fees on our credit facility ($0.8 million). As of December 31, 2006, we had property-specific mortgage debt outstanding on twelve of our hotels. On all of the hotels, we had fixed-rate secured debt, which had interest rates ranging from 5.11% to 7.69% per year. Our weighted-average interest rate as of December 31, 2006 was 5.69%.

        Interest income.    We recorded interest income of $4.7 million for the year ended December 31, 2006. Interest income increased from the comparable period in 2005 as a result of interest earned on cash received from our follow-on offerings during 2006.

        Discontinued operations.    Income from discontinued operations was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007. The following table summarizes the income from discontinued operations for the year ended December 31, 2006 (in thousands):

Revenues	$6,389
Pre-tax income from operations	1,141
Income tax benefit of related TRS	367

Income from discontinued operations	$1,508

        Income taxes.    We recorded an expense for income taxes from continuing operations of $3.8 million for the year ended December 31, 2006 based on the $9.9 million pre-tax income of our TRS for the year ended December 31, 2006 and foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman's Reef & Morning Star Marriott Beach Resort.

Year Ended December 31, 2005

        As of December 31, 2005, our total assets were $966 million. Total liabilities were $502.6 million as of December 31, 2005, including $431.2 million of debt. Shareholders' equity was approximately $463.4 million as of December 31, 2005. Our net loss for the year ended December 31, 2005 was $7.3 million.

        Revenues.    We had total revenues from continuing operations of $226.8 million for the year ended December 31, 2005. Revenues consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the year ended December 31, 2005 consisted of the following (in thousands):

Rooms	$149,336
Food and beverage	63,196
Other	14,254

Total revenues	$226,786

        Hotel operating expenses.    Our hotel operating expenses from continuing operations totaled $179.7 million for the year ended December 31, 2005. Hotel operating expenses consist primarily of operating expenses of our hotels, including approximately $7.1 million of non-cash ground rent expense. The operating expenses for the year ended December 31, 2005 consist of the following (in millions):

Rooms departmental expenses	$36.8
Food and beverage departmental expenses	47.3
Other hotel expenses	72.4
Base management fees	7.3
Incentive management fees	0.6
Property taxes	6.5
Ground rent—Contractual	1.7
Ground rent—Non-cash	7.1

Total operating expenses	$179.7

        Depreciation and amortization expense.    Our depreciation and amortization expense from continuing operations totaled $27.1 million for the year ended December 31, 2005. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. We assigned shorter depreciable lives of 1-2 years for the furniture, fixtures and equipment of the Courtyard Manhattan/Midtown East, the Courtyard Manhattan/Fifth Avenue, the Bethesda Marriott Suites, the Marriott Atlanta Alpharetta, the Frenchman's Reef & Morning Star Marriott Beach Resort, the Los Angeles Airport Marriott, the Oak Brook Hills Marriott Resort and the Orlando Airport Marriott since these hotels underwent significant renovations within two years of acquisition.

        Corporate expenses.    Our corporate expenses totaled $13.5 million for the year ended December 31, 2005. Corporate expenses principally consist of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include organizational costs, professional fees and directors' fees. We recorded an expense of approximately $3.7 million during the year as a result of our commitment to issue, on the fifth anniversary of the initial public offering, 382,500 shares of common stock to our executive officers.

        Interest expense.    Our interest expense totaled $17.4 million for the year ended December 31, 2005. Interest expense relates to the mortgage debt incurred (or in one case assumed) in connection with our acquisition of hotels ($15.8 million), amortization and write-off of deferred financing costs ($1.3 million) and interest and unused facility fees on our credit facility ($0.3 million). As of December 31, 2005, we had property-specific mortgage debt outstanding on nine of our hotels. On eight of the hotels, we had fixed-rate secured debt, at interest rates ranging from 5.11% to 7.69% per year. On the ninth hotel, we had variable rate secured debt, the interest of which was based on LIBOR plus a spread. The interest rate as of December 31, 2005 on this mortgage loan was 7.08%. Our weighted-average interest rate as of December 31, 2005 was 5.60%. Amounts drawn under the credit facility had a variable interest rate that fluctuated based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of December 31, 2005 on the credit facility was 5.76%. We had $12.0 million drawn on the credit facility as of December 31, 2005.

        Interest income.    We recorded interest income of $1.5 million for the year ended December 31, 2005.

        Discontinued operations.    Income from discontinued operations was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007. The following table summarizes the income from discontinued operations for the year ended December 31, 2005 (in thousands):

Revenues	$2,665
Pre-tax income from operations	583
Income tax benefit of related TRS	153

Income from discontinued operations	$736

        Income tax benefit.    We recorded an income tax benefit from continuing operations for income taxes of $1.2 million for the year ended December 31, 2005. We recorded an income statement charge of $1.4 million in the first quarter to reverse a portion of the deferred tax assets recorded in 2004 in connections with our REIT election. This charge was offset by an income tax benefit of $2.6 million recorded on the $6.7 million pre-tax loss of our TRS for the year ended December 31, 2005.

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

        Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations and borrowings, as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

Our Financing Strategy

        We are committed to maintaining a conservative capital structure with aggregate leverage weighted towards long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital or lodging markets.

        As of December 31, 2007, 99.4% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.64%, and a weighted-average maturity date of 7.6 years. Moreover, as of December 31, 2007, we had $824.5 million of debt outstanding, representing a debt-to-enterprise value ratio of 36%, which is calculated as our net debt (debt less unrestricted cash) divided by our enterprise value, which is our market capitalization plus net debt.

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

Share Repurchase Program

        On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We have approximately 94.8 million shares outstanding as of February 28, 2008.

Credit Facility

        On February 28, 2007, we amended our existing credit facility and entered into a four-year, $200.0 million unsecured credit facility (the "Facility"). We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We may also increase the amount of the Facility to $500.0 million with the lenders' approval.

        Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

        Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Actual at December 31, 2007
Maximum leverage ratio	65%	33.6%
Minimum fixed charge coverage ratio	1.6x	3.66x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.6%

        Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

	Covenant	Actual at December 31, 2007
Minimum implied debt service ratio	1.5x	Not material
Maximum unencumbered leverage ratio	65%	0.6%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$874.2 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

        In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees of $2.7 million, $0.8 million and $0.3 million for the years ended 2007, 2006 and 2005, respectively, on the credit facilities. As of December 31, 2007, we did not have an outstanding balance on the Facility. Subsequent to December 31, 2007, we drew $8.0 million under the Facility.

2007 Bethesda Refinancing

        On July 31, 2007, we repaid our $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage. In connection with this transaction, we recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million. The new $5.0 million mortgage loan has a three-year term and bears a floating rate of interest based on LIBOR plus 95 basis points. The new mortgage loan can be repaid at any time during the three-year term with no prepayment penalty.

Sources and Uses of Cash

        Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our senior secured credit facility and the proceeds from offerings of our common stock. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

        Cash Provided by Operations.    Our cash provided by operations was $148.7 million for the year ended December 31, 2007, which is the result of our net income, adjusted for the impact of several non-cash charges, including $75.5 million of real estate and corporate depreciation, $7.8 million of non-cash straight line ground rent, $0.8 million of amortization of deferred financing costs and loan repayment losses, $1.8 million of yield support received, $3.0 million non-cash deferred income tax expense and $3.6 million of restricted stock compensation expense, offset by negative working capital changes of $5.0 million, gain on sale of assets of $3.8 million, $0.4 million of key money amortization, $1.8 million amortization of debt premium and unfavorable contract liabilities.

        Our cash provided by operations was $92.8 million for the year ended December 31, 2006, which is the result of our net income, adjusted for the impact of several non-cash charges, including $52.4 million of real estate and corporate depreciation, $7.4 million of non-cash straight line ground rent, $0.9 million of amortization of deferred financing costs and loan repayment losses, $2.1 million non-cash deferred income tax expense and $3.0 million of restricted stock compensation expense, offset by negative working capital changes of $4.7 million, $0.3 million of key money amortization, $1.5 million amortization of debt premium and unfavorable contract liabilities.

        Our cash provided by operations was $19.8 million for the year ended December 31, 2005, which is the result of our $7.3 million net loss, adjusted for the impact of several non-cash charges, including $27.6 million of depreciation, $7.1 million of non-cash straight line ground rent, $1.3 million of amortization of deferred financing costs and loan repayment losses, and $6.3 million of restricted stock compensation expense, offset by negative working capital changes of $12.9 million and a $1.8 million non-cash income tax benefit.

        Cash Used In Investing Activities.    Our cash used in investing activities of continuing operations was $351.3 million, $561.8 million and $619.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. During the year ended December 31, 2007, we utilized $331.3 million of cash for the acquisition of the Boston Westin Waterfront Hotel.

        During the year ended December 31, 2007, we incurred normal recurring capital expenditures at our hotels of $56.4 million. In addition, we received $35.4 million in net proceeds from the sale of the SpringHill Suites Buckhead and $5.3 million of key money related to the Chicago Marriott Downtown renovation ($5 million) and the Conrad Chicago ($0.3 million).

        During the year ended December 31, 2006, we incurred normal recurring capital expenditures at our other hotels of $64.3 million. In addition, we received $1.5 million of key money related to the Los Angles Marriott Renovation. In addition, we utilized $500.7 million of cash for the acquisition of the following hotels (in millions):

Chicago Marriott	$85.9
Westin Atlanta North at Perimeter	59.6
Conrad Chicago	117.4
Renaissance Austin	107.7
Renaissance Waverly	130.1

Total	$500.7

        During the year ended December 31, 2005, we incurred normal recurring capital expenditures at our hotels of $18.0 million. In addition, we received $8 million of key money related to the Torrance Marriott South Bay ($3 million), the Courtyard Manhattan/Fifth Avenue ($1 million), the Oak Brook Hills Marriott Resort ($2.5 million), the SpringHill Suites Atlanta Buckhead ($0.5 million) and the Orlando Airport Marriott ($1 million). In addition, we utilized $611.6 million of cash for the acquisition of the following hotels (in millions):

Torrance Marriott South Bay	$61.5
Capital Hotel Investments Portfolio (Los Angeles Airport Marriott, Frenchman's Reef & Morning Star Marriott Beach Resort, Marriott Atlanta Alpharetta, and Renaissance Worthington)	315.2
Vail Marriott Mountain Resort & Spa	63.7
Oak Brook Hills Marriott Resort	65.7
SpringHill Suites Atlanta Buckhead	34.1
Orlando Airport Marriott	71.4

Total	$611.6

        Cash Provided by Financing Activities.    Approximately $212.7 million of cash was provided by financing activities for the year ended December 31, 2007. The cash provided by financing activities for the year ended December 31, 2007 primarily consists of $317.6 million of net proceeds from sales of our common stock, $108.0 million in draws under our credit facilities, and $5.0 million of proceeds from the new mortgage debt of the Bethesda Marriott Suites. The cash provided by financing activities for the year ended December 31, 2007 was offset by the $108.0 million in repayments of the credit facilities, $20.4 million related to the early extinguishment of the Bethesda Marriott Suites mortgage ($18.4 million in principal repayment and a $2.0 million prepayment penalty), $3.2 million of scheduled debt principal payments, $1.2 million payment of financing costs, $2.7 million of share repurchases, and $82.3 million of dividend payments.

        Approximately $479.2 million of cash was provided by financing activities for the year ended December 31, 2006. The cash provided by financing activities for the year ended December 31, 2006 primarily consists of $79.5 million of proceeds from a short-term loan incurred in conjunction with the acquisition of the Chicago Marriott, $451 million of proceeds from the mortgage debt of the Chicago Marriott ($220 million), the Courtyard Manhattan/Fifth Avenue ($51 million), the Renaissance Austin Hotel ($83 million) and the Renaissance Waverly Hotel ($97 million) and $336.4 million of net proceeds from sales of our common stock. The cash provided by financing activities for the year ended December 31, 2006 was offset by the $322.5 million repayment of mortgage debt, including the $220 million variable-rate mortgage assumed in the acquisition of the Chicago Marriott, the $23 million variable-rate mortgage debt on the Courtyard Manhattan/Fifth Avenue and the $79.5 million short-term loan incurred in conjunction with the acquisition of the Chicago Marriott, the $12 million net repayment of the Company's senior secured credit facility, $3.2 million of scheduled debt principal payments, $1.8 million payment of financing costs, $3.1 of employee taxes on issued shares, $1.4 million of issuance costs, and $43.7 million of dividend payments.

        Approximately $532.5 million of cash was provided by financing activities for the year ended December 31, 2005. The cash provided by financing activities for the year ended December 31, 2005 primarily consists of $291.8 million of proceeds from the sale of common stock in our initial public offering, offset by the $3.4 million of offering costs, $305.5 million of proceeds from mortgage debt of the Torrance Marriott South Bay ($44 million), the Los Angeles Marriott ($82.6 million), the Renaissance Worthington ($57.4 million), the Frenchman's Reef Marriott & Morning Star Resort ($62.5 million), and the Orlando Airport Marriott ($59 million) and net proceeds from $12 million of draws under the senior secured credit facility. The cash provided by financing activities for the year ended December 31, 2005 was offset by the $56.9 million repayment of the secured debt incurred at the Lodge at Sonoma, a Renaissance Resort & Spa and the Torrance Marriott South Bay in June 2005, $2.8 million of financing costs paid during the year, $2.9 million of scheduled debt principal payments and $10.7 million of dividends.

        The following table summarizes our significant financing activities since the beginning of 2008:

Transaction Date	Description of Transaction	Amount
January 8, 2008	Draw under credit facility	8.0 million
January 10, 2008	Payment of fourth quarter dividends	(22.8 million)

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

  •
  any excess non-cash income.

        We declared the dividends on common shares during the years ended December 31, 2007 and 2006 as follows:

Payment Date	Record Date	Dividend per Share
April 11, 2006	March 24, 2006	$0.18
June 22, 2006	June 16, 2006	$0.18
September 19, 2006	September 8, 2006	$0.18
January 4, 2007	December 21, 2006	$0.18
April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24

Capital Expenditures

        The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at the hotel. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of December 31, 2007, we had set aside $30.6 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

        The Company has and continues to make significant capital investments in the Company's hotels. In 2007, the Company incurred approximately $64 million of capital improvements at the Company's hotels. The most significant projects are as follows:

  •
  Chicago Marriott Downtown:  The Company is currently completing a $35 million renovation of the hotel. The renovation includes a complete redo of all the meeting and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott "great room" in the lobby. The work began during the third quarter of 2007 and will be completed in the first half of 2008.

  •
  Westin Boston Waterfront:  The Company is currently completing the construction of additional meeting rooms in the building attached to the hotel. The project includes the creation of over 37,000 square feet to meeting/exhibit space. The meeting/exhibit space project will be completed in the first quarter of 2008 and is expected to cost $19 million.

  •
  Oak Brook Hills Marriott Resort:  The Company completed the significant renovation of the hotel in early 2007. The renovation included the guestrooms and bathrooms, the main ballroom and meeting rooms and the lobby.

  •
  Los Angeles Airport Marriott:  The Company renovated 19 suites and the breakout meeting rooms during 2007.

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

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	(in thousands)
Net income (loss)	$68,309	$35,211	$(7,336)
Interest expense	51,445	36,934	17,367
Income tax expense (benefit)(1)	4,919	3,383	(1,353)
Real estate related depreciation and amortization(2)	75,477	52,362	27,590

EBITDA	$200,150	$127,890	$36,268

(1)
Amounts for the years ended December 31, 2007, 2006, and 2005 include $0.3 million, $0.4 million and $0.2 million, respectively, of income tax benefit included in discontinued operations.

(2)
Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

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

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	(in thousands)
Net income (loss)	$68,309	$35,211	$(7,336)
Real estate related depreciation and amortization(1)	75,477	52,362	27,590
Gain on property transaction, net of taxes	(3,783)	—	—

FFO	$140,003	$87,573	$20,254

(1)
Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

Critical Accounting Policies

        Our consolidated financial statements include the accounts of the DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

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

        We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel exceed the hotel's carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized.

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

        Accounting for Key Money.    Marriott has contributed to us certain amounts, which we refer to as "key money", in exchange for the right to manage certain of our hotels. We defer key money received from a hotel manager in conjunction with entering into a long-term hotel management agreement or completing certain brand-enhancing capital projects and amortize the amount received against management fees over the term of the management agreement.

        Accounting for Yield Support.    Marriott has provided us with operating cash flow guarantees for certain hotels will fund shortfalls of actual hotel operating income, which is net of management fees, compared to a negotiated target net operating income. We refer to these guarantees as "yield support". Yield support received is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees.

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

New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities. We do not expect SFAS 157 to have a material impact on our results of operations, financial position or cash flows.

        Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We have elected not to report these selected financial assets and liabilities at fair value.

        Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"), significantly changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. We are currently evaluating the impact of the adoption of SFAS 141R, which includes the expensing of transaction costs incurred to acquire assets. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

        Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We currently do not have any minority interests and, as such, do not expect SFAS 160 to have a material impact on our results of operations, financial position or cash flows.

Contractual Obligations

        The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of our operating partnership as of December 31, 2007.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-Term Debt Obligations including interest	$1,178,869	$50,368	$172,870	$98,830	$856,801
Operating Lease Obligations—Ground Leases and Office Space	647,276	3,454	6,240	4,971	632,611

Total	$1,826,145	$53,822	$179,110	$103,801	$1,489,412

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk and Risk Factors

Quantitative and Qualitative Disclosures about Market Risk

        Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at December 31, 2007 was approximately $824.5 million, of which $5 million or 0.6% was variable rate debt. As of December 31, 2007, the fair value of the $819.5 million of fixed-rate debt was approximately $752.0 million. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $42.6 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $46.1 million.

Item 8.    Financial Statements and Supplementary Data

        See Index to the Financial Statements on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        The Company's management has evaluated, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended the "Exchange Act"), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission (the "SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. See Management's Report on Internal Control Over Financial Reporting on page F-2.

Item 9B.    Other Information

        None.

PART III

        The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2008 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.    Directors and Executive Officers of the Registrant

        Information on our directors and executive officers is incorporated by reference to our 2008 proxy statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our 2008 proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to our 2008 proxy statement.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to our 2008 proxy statement.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to our 2008 proxy statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1.     Financial Statements

        Included herein at pages F-1 through F-34.

2.     Financial Statement Schedules

        The following financial statement schedule is included herein at pages F-35 through F-36:

  Schedule III—Real Estate and Accumulated Depreciation

        All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.     Exhibits

        The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description of Exhibit
3.1.1	Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 9, 2007)
3.2.1
Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
3.2.1
Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)
4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.1
Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.2	Form of Hotel Management Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.3	Form of TRS Lease (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.4*	2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.6*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.8*	Form of Deferred Stock Award Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123809)
10.9*
Form of Indemnification Agreement between DiamondRock Hospitality Company and its directors and officers (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.10*
Employment Agreement between DiamondRock Hospitality Company and William W. McCarten, dated as of June 4, 2004 (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.11*
Employment Agreement between DiamondRock Hospitality Company and John L. Williams, dated as of June 4, 2004 (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.12*
Employment Agreement between DiamondRock Hospitality Company and Mark W. Brugger, dated as of June 4, 2004 (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.13*
Employment Agreement between DiamondRock Hospitality Company and Michael D. Schecter, dated as of June 4, 2004 (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.14*
Employment Agreement between DiamondRock Hospitality Company and Sean M. Mahoney, dated as of June 30, 2004 (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.15
Credit Agreement dated as of July 8, 2005 by and among DiamondRock Hospitality Limited Partnership, a limited partnership formed under the laws of the State of Delaware, as Borrower, DiamondRock Hospitality Company, a corporation formed under the laws of the State of Maryland, each of the financial institutions initially a signatory hereto together with their assignees pursuant to Section 13.5.(d), Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, Citigroup Global Markets Inc. and Banc of America Securities LLC, as Tri-Lead Arrangers and as Tri-Bookrunners, and each of Citicorp North America, Inc. and Bank of America, N.A., as Syndication Agents and as Documentation Agents (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2005)

10.16
Purchase Agreement, dated September 20, 2006, among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on September 26, 2006)
10.17
Purchase Agreement, dated as of November 13, 2006, by and among WSRH Austin, L.P., WSRH Atlanta Waverly, L.L.C. and DiamondRock Hospitality Limited Partnership (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)
10.18
Purchase and Sale Agreement, dated as of January 9, 2007, among Boston Convention Center Hotel LLC, BCCH Retail LLC and DiamondRock Hospitality Limited (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on January 9, 2007)
10.19
Amended and Restated Credit Agreement, dated as of February 28, 2007 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., Calyon New York Branch and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citicorp North America, Inc., as Documentation Agent (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)
10.20*	Form of Severance Agreement, dated as of March 9, 2007 (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	List of DiamondRock Hospitality Company Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*
Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 28, 2008.

DIAMONDROCK HOSPITALITY COMPANY
By:	/s/ MICHAEL D. SCHECTER
	Name:	Michael D. Schecter
	Title:	Executive Vice President, General Counsel and Corporate Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM W. MCCARTEN
	Name:	William W. McCarten
	Title:	Chairman of the Board and Chief Executive Officer
	Date:	February 28, 2008
By:	/s/ JOHN L. WILLIAMS
	Name:	John L. Williams
	Title:	President and Chief Operating Officer and Director
	Date:	February 28, 2008
By:	/s/ MARK W. BRUGGER
	Name:	Mark W. Brugger
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
	Date:	February 28, 2008
By:	/s/ SEAN M. MAHONEY
	Name:	Sean M. Mahoney
	Title:	Senior Vice President, Chief Accounting Officer and Corporate Controller
	Date:	February 28, 2008
By:	/s/ DANIEL J. ALTOBELLO
	Name:	Daniel J. Altobello
	Title:	Director
	Date:	February 28, 2008
By:	/s/ W. ROBERT GRAFTON
	Name:	W. Robert Grafton
	Title:	Lead Director
	Date:	February 28, 2008
By:	/s/ MAUREEN L. MCAVEY
	Name:	Maureen L. McAvey
	Title:	Director
	Date:	February 28, 2008
By:	/s/ GILBERT T. RAY
	Name:	Gilbert T. Ray
	Title:	Director
	Date:	February 28, 2008

DIAMONDROCK HOSPITALITY COMPANY
INDEX TO FINANCIAL STATEMENTS

Management's Report on Internal Control Over Financial Reporting

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

          (2)   Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

          (3)   Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

        Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2007.

/s/ William W. McCarten

Chairman of the Board and Chief Executive Officer

/s/ Mark W. Brugger

Executive Vice President, Chief Financial Officer and Treasurer

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
DiamondRock Hospitality Company:

        We have audited the consolidated financial statements of DiamondRock Hospitality Company and subsidiaries (the "Company") as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008, expressed an unqualified opinion the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors of
DiamondRock Hospitality Company:

        We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2007, 2006 and 2005, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 28, 2008

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in thousands, except share amounts)

	2007	2006
ASSETS
Property and equipment, at cost	$2,086,933	$1,761,748
Less: accumulated depreciation	(148,101)	(75,322)

	1,938,832	1,686,426
Restricted cash	31,736	28,595
Due from hotel managers	68,153	57,753
Favorable lease assets, net	42,070	10,060
Prepaid and other assets	17,043	12,676
Cash and cash equivalents	29,773	19,691
Deferred financing costs, net	4,020	3,764

Total assets	$2,131,627	$1,818,965

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Mortgage debt	$824,526	$841,151
Debt premium	—	2,620

Total debt	824,526	843,771
Deferred income related to key money, net	15,884	11,495
Unfavorable contract liabilities, net	86,123	87,843
Due to hotel managers	36,910	34,545
Dividends declared and unpaid	22,922	13,871
Accounts payable and accrued expenses	64,980	42,512

Total other liabilities	226,819	190,266

Shareholders' Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 94,730,813 and 76,191,632 shares issued and outstanding at December 31, 2007 and 2006, respectively	947	762
Additional paid-in capital	1,145,511	826,918
Accumulated deficit	(66,176)	(42,752)

Total shareholders' equity	1,080,282	784,928

Total liabilities and shareholders' equity	$2,131,627	$1,818,965

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share amounts)

	2007	2006	2005
Revenues:
Rooms	$456,719	$316,051	$149,336
Food and beverage	217,505	143,259	63,196
Other	36,709	25,741	14,254

Total revenues	710,933	485,051	226,786

Operating Expenses:
Rooms	104,672	73,110	36,801
Food and beverage	147,463	96,053	47,257
Management fees	29,764	19,473	7,980
Other hotel expenses	224,053	163,083	87,667
Depreciation and amortization	74,315	51,192	27,072
Corporate expenses	13,818	12,403	13,462

Total operating expenses	594,085	415,314	220,239

Operating income	116,848	69,737	6,547

Interest income	(2,399)	(4,650)	(1,548)
Interest expense	51,445	36,934	17,367
Gain on early extinguishment of debt	(359)	—	—

Total other expenses (income)	48,687	32,284	15,819

Income (loss) before income taxes	68,161	37,453	(9,272)
Income tax (expense) benefit	(5,264)	(3,750)	1,200

Income (loss) from continuing operations	62,897	33,703	(8,072)
Income from discontinued operations, net of tax	5,412	1,508	736

Net income (loss)	$68,309	$35,211	$(7,336)

Earnings (loss) per share:
Continuing operations	$0.66	$0.49	$(0.21)
Discontinued operations	0.06	0.02	0.02

Basic and diluted earnings (loss) per share	$0.72	$0.51	$(0.19)

Weighted-average number of common shares outstanding:
Basic	94,199,814	67,534,851	39,145,789

Diluted	94,265,245	67,715,661	39,145,789

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Par Value			Total
Balance at December 31, 2004	21,020,100	$210	$197,495	$(2,118)	$195,587
Sale of common stock in initial public offering, less placement fees and expenses of $3,354	29,785,764	298	288,148	—	288,446
Dividends of $0.38 per common share	—	—	—	(19,617)	(19,617)
Issuance and amortization of stock grants	14,000	—	6,308	—	6,308
Net loss	—	—	—	(7,336)	(7,336)

Balance at December 31, 2005	50,819,864	508	491,951	(29,071)	463,388

Sale of common stock in secondary offerings, less placement fees and expenses of $1,361	25,070,000	251	334,792	—	335,043
Dividends of $0.72 per common share	—	—	216	(48,892)	(48,676)
Issuance and amortization of stock grants, net	301,768	3	(41)	—	(38)
Net income	—	—	—	35,211	35,211

Balance at December 31, 2006	76,191,632	762	826,918	(42,752)	784,928

Sales of common stock in secondary offering, less placement fees and expenses of $380	18,342,500	183	317,372	—	317,555
Dividends of $0.96 per common share	—	—	358	(91,733)	(91,375)
Issuance and vesting of common stock grants, net	196,681	2	863	—	865
Net income	—	—	—	68,309	68,309

Balance at December 31, 2007	94,730,813	$947	$1,145,511	$(66,176)	$1,080,282

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$68,309	$35,211	$(7,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	75,477	52,362	27,590
Corporate asset depreciation as corporate expenses	172	165	73
Non-cash financing costs as interest	779	874	1,344
Non-cash ground rent	7,823	7,403	7,120
Gain on disposal of asset, net of taxes	(3,783)	—	—
Gain on early extinguishment of debt, net	(359)	—	—
Amortization of debt premium and unfavorable contract liabilities	(1,807)	(1,516)	(302)
Amortization of deferred income	(392)	(316)	(188)
Yield support received	1,803	—	—
Non-cash yield support recognized	(894)	(1,804)	—
Stock-based compensation	3,584	3,037	6,308
Deferred income tax expense (benefit)	2,952	2,084	(1,842)
Changes in assets and liabilities:
Prepaid expenses and other assets	(347)	815	(841)
Due to/from hotel managers	(6,795)	(5,231)	(15,915)
Restricted cash	1,217	(1,007)	—
Accounts payable and accrued expenses	959	723	3,815

Net cash provided by operating activities	148,698	92,800	19,826

Cash flows from investing activities:
Hotel acquisitions	(331,325)	(500,736)	(611,604)
Proceeds from sale of asset, net	35,405	—	—
Hotel capital expenditures	(56,412)	(64,260)	(18,008)
Receipt of deferred key money	5,250	1,500	8,009
Change in restricted cash	(4,210)	1,724	1,727

Net cash used in investing activities	(351,292)	(561,772)	(619,876)

Cash flows from financing activities:
Proceeds from mortgage debt	5,000	530,500	305,500
Repayments of mortgage debt	(18,392)	(322,500)	(56,949)
Repayments of credit facilities	(108,000)	(36,000)	—
Draws on credit facilities	108,000	24,000	12,000
Scheduled mortgage debt principal payments	(3,233)	(3,244)	(2,933)
Prepayment penalty on early extinguishment of debt	(1,972)	—	—
Payment of financing costs	(1,237)	(1,791)	(2,846)
Proceeds from sale of common stock	317,935	336,405	291,800
Payment of costs related to sale of common stock	(380)	(1,361)	(3,354)
Repurchase of shares	(2,720)	(3,077)	—
Payment of dividends	(82,325)	(43,701)	(10,719)

Net cash provided by financing activities	212,676	479,231	532,499

Net increase (decrease) in cash and cash equivalents	10,082	10,259	(67,551)
Cash and cash equivalents, beginning of period	19,691	9,432	76,983

Cash and cash equivalents, end of period	$29,773	$19,691	$9,432

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$50,560	$34,863	$15,601

Capitalized interest	$50	$604	$128

Cash paid for income taxes	$1,867	$2,384	$1,006

Non-cash Investing and Financing Activities:
Repayment of mortgage debt with restricted cash held in escrow	$—	$—	$7,051

Unpaid dividends	$22,922	$13,871	$8,896

Assumption of mortgage debt	$—	$220,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

1. Organization

        DiamondRock Hospitality Company (the "Company") is a lodging focused real estate company that owns, as of February 28, 2008, twenty hotels and resorts. The Company is committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. The Company's hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. ("Marriott"), Starwood Hotels & Resorts Worldwide, Inc. ("Starwood") or Hilton Hotels Corporation ("Hilton")).

        The Company owns, as opposed to operates, its hotels. As an owner, the Company receives all of the operating profits or losses generated by its hotels, after paying the hotel managers a fee based on the revenues and profitability of the hotels and reimbursing all of the their direct and indirect operating costs.

        As an owner, the Company creates value by acquiring the right hotels with the right brands in the right markets, prudently financing its hotels, thoughtfully re-investing capital in its hotels, implementing profitable operating strategies and approving the annual operating and capital budgets for its hotels, closely monitoring the performance of its hotels, and deciding if and when to sell its hotels. In addition, the Company is committed to enhancing the value of its operating platform by being open and transparent in communications with investors, monitoring corporate overhead and following corporate governance best practice.

        The Company differentiates itself from its competitors because of its adherence to three basic principles:

  •
  high quality urban and resort focused real estate;

  •
  conservative capital structure; and

  •
  thoughtful asset management.

        As of December 31, 2007, the Company owned twenty hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

        The Company conducts its business through a traditional umbrella partnership REIT, or UPREIT, in which the Company's hotel properties are owned by its operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of the Company's operating partnership. The Company is the sole general partner of its operating partnership and currently owns, either directly or indirectly, all of the limited partnership units of the operating partnership.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The Company's financial statements include all of the accounts of the Company and its subsidiaries in accordance with United States generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of the financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued expenses and due to/from hotel manager. Due to their short maturities, the carrying amounts of cash and cash equivalents and accounts payable and accrued expenses approximate fair value. See Note 14 for disclosures on the fair value of mortgage debt.

Property and Equipment

        Investments in hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company's accounts and any resulting gain or loss is included in the statements of operations.

        Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings, land improvements, and building improvements and one to ten years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

        The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel's estimated fair market value is recorded and an impairment loss recognized.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheets.

Goodwill

        Goodwill represents the excess of the Company's cost to acquire a business over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company's goodwill is classified within other assets in the accompanying consolidated balance sheets.

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

        The Company has elected, effective January 1, 2005, to be treated as a REIT under the provisions of the Internal Revenue Code provided that the Company distributes all taxable income annually to the Company's shareholders and complies with certain other requirements. In addition to paying federal and state taxes on any retained income, the Company may be subject to taxes on "built in gains" on sales of certain assets. The Company's taxable REIT subsidiaries will generally be subject to federal and state income taxes.

        In order for the income from our hotel property investments to constitute "rents from real properties" for purposes of the gross income test required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except for the Frenchman's Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, for which we have elected to be treated as a TRS.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. FIN 48 did not have a material impact on the Company's results of operations, financial position, or cash flows. The Company had no accruals for tax uncertainties as of December 31, 2007 and 2006.

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

Comprehensive Income (Loss)

        Comprehensive income includes net income (loss) as currently reported by the Company on the consolidated statement of operations adjusted for other comprehensive income items. The Company does not have any items of comprehensive income (loss) other than net income (loss).

Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), requires public entities to report certain information about operating segments. See Note 15.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

Hotel Working Capital

        The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on the Company's behalf. The liabilities incurred by the hotel managers are comprised of liabilities incurred on behalf of the Company in conjunction with the operation of the hotels which are legal obligations of the Company.

Key Money

        Key money received in conjunction with entering into hotel management agreements or completing specific capital projects is deferred and amortized over the term of the hotel management agreement. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees on the accompanying consolidated statements of operations.

Debt Premiums

        Debt premiums are recorded to adjust the stated value of assumed debt to fair value at the acquisition date of a hotel. Debt premiums are amortized over the remaining life of the debt to interest expense on the accompanying consolidated statements of operations.

Derivative Instruments

        The Company may be party to interest rate swaps in the future, which are considered derivative instruments. The fair value of the interest rate swaps and interest rate caps are recorded on the Company's consolidated balance sheets and gains or losses from the changes in the market value of the contracts are recorded in other income or expense.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

2. Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities. The Company does not expect SFAS 157 to have a material impact on the Company's results of operations, financial position, or cash flows.

        Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), provides companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company has elected not to report these selected financial assets and liabilities at fair value.

        Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"), significantly changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. The Company is currently evaluating the impact of the adoption of SFAS 141R, which includes the expensing of transaction costs incurred to acquire assets. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

        Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company currently does not have any minority interests and, as such, does not expect SFAS 160 to have a material impact on our results of operations, financial position or cash flows.

Reclassifications

        Certain prior year financial statement amounts have been reclassified to conform to the current year presentation.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

3. Property and Equipment

        Property and equipment as of December 31, 2007 and 2006 consists of the following (in thousands):

	December 31, 2007	December 31, 2006
Land	$219,590	$223,490
Land improvements	7,994	5,594
Buildings	1,630,793	1,375,143
Furniture, fixtures and equipment	213,348	149,842
Corporate office equipment and construction in progress	15,208	7,679

	2,086,933	1,761,748
Less: accumulated depreciation	(148,101)	(75,322)

	$1,938,832	$1,686,426

        As of December 31, 2007 and 2006, the Company had accrued capital expenditures of $10.8 million and $2.6 million, respectively.

4. Capital Stock

Common Shares

        The Company is authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company's common stock are entitled to receive dividends when authorized by the Company's board of directors out of assets legally available for the payment of dividends. As of December 31, 2007 and 2006, the Company had 94,730,813 and 76,191,632 shares of common stock outstanding, respectively.

        On January 17, 2007, the Company completed an additional follow-on offering of its common stock. The Company sold 18,342,500 shares of common stock, including the underwriters' over-allotment of 2,392,500 shares, at an offering price of $18.15 per share. The net proceeds to the Company, after the deduction of offering costs, were $317.6 million. The Company used the net proceeds of this offering to complete the acquisition of the Westin Boston Waterfront Hotel.

Share Repurchase Program

        On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We have approximately 94.8 million shares outstanding as of February 28, 2008.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

4. Capital Stock (Continued)

Preferred Shares

        The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company's board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2007 and 2006, there were no shares of preferred stock outstanding.

Operating Partnership Units

        Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of the Company's common stock, at the time of redemption, or, at the option of the Company for shares of the Company's common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2007 and 2006, respectively, there were no Operating Partnership units held by unaffiliated third parties.

5. Stock Incentive Plan

        As of December 31, 2007, the Company has issued or committed to issue 1,308,724 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended, including 346,625 shares of unvested restricted common stock and a commitment to issue 429,650 units of deferred common stock.

        As of December 31, 2007, the Company's officers and employees have been awarded 1,144,245 shares of restricted common stock. The aggregate fair value of these awards on the respective grants dates was $14.2 million. The weighted- average grant date fair value of these awards was $12.44 per share. As of December 31, 2007, 797,620 of these awards have vested. The remaining share awards will vest as follows: 147,582 shares during 2008, 132,415 shares during 2009 and 66,628 shares during 2010. None of the recipients was required to pay for such shares of common stock. As of December 31, 2007, the Company's directors have been awarded 52,320 shares of common stock. Shares issued to our directors were fully vested upon issuance. Shares issued to our officers and employees vest over a three-year period from the date of the grant. As of December 31, 2007, the unrecognized compensation cost related to the share awards was $4.3 million and the weighted- average period over which the unrecognized compensation expense will be recorded is approximately 23 months.

        At the time of the Company's initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company's senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company's common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the "Deferral Period"). However, if an executive's service with the Company is terminated for "cause" prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

5. Stock Incentive Plan (Continued)

public offering completion date. As of December 31, 2007, the Company has a commitment to issue 429,650 shares under this plan. The share commitment increased from 382,500 to 429,650 since the Company's initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date's closing price of our common stock. No expense has been recognized during the years ended December 31, 2007 or 2006 for these awards. During 2005, the Company recorded $3.7 million of stock based compensation expense related to these awards.

        In total, for the years ended December 31, 2007, 2006 and 2005, the Company recorded $3.6 million, $3.0 million and $6.3 million, respectively, of stock-based compensation expense related to stock-based awards, which is included in corporate expenses in the accompanying consolidated statements of operations.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

6. Earnings Per Share (Continued)

        The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2007, 2006 and 2005 (in thousands, except share and per share data):

	2007	2006	2005
Basic Earnings per Share Calculation:
Numerator:
Net income (loss)	$68,309	$35,211	$(7,336)
Less: dividends on unvested restricted common stock	(483)	(481)	(280)

Net income (loss) after dividends on unvested restricted common stock	67,826	34,730	(7,616)
Less: discontinued operations	(5,412)	(1,508)	(736)

Net income (loss) from continuing operations after dividends on unvested restricted common stock	$62,414	$33,222	$(8,352)

Weighted-average number of common shares outstanding—basic	94,199,814	67,534,851	39,145,789

Basic earnings (loss) per share:
Continuing operations	$0.66	$0.49	$(0.21)
Discontinued operations	0.06	0.02	0.02

Total	$0.72	$0.51	$(0.19)

Diluted Earnings per Share Calculation:
Numerator:
Net income (loss)	$68,309	$35,211	$(7,336)
Less: dividends on unvested restricted common stock	(483)	(481)	(280)

Net income (loss) after dividends on unvested restricted common stock	67,826	34,730	(7,616)
Less: discontinued operations	(5,412)	(1,508)	(736)

Net income (loss) from continuing operations after dividends on unvested restricted common stock	$62,414	$33,222	$(8,352)

Weighted-average number of common shares outstanding—basic	94,199,814	67,534,851	39,145,789
Unvested restricted common stock	65,431	180,810	—

Weighted-average number of common shares outstanding—diluted	94,265,245	67,715,661	39,145,789

Diluted earnings (loss) per share:
Continuing operations	$0.66	$0.49	$(0.21)
Discontinued operations	0.06	0.02	0.02

Total	$0.72	$0.51	$(0.19)

7. Debt

        The Company has incurred property specific mortgage debt on certain of its hotels. The mortgage debt is recourse solely to specific assets, except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2007, twelve of the Company's twenty hotel properties were secured by mortgage debt. The Company's mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios as well as restrictions to incur additional debt without lender consent.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

7. Debt (Continued)

        As of December 31, 2007, the Company had approximately $824.5 million of outstanding mortgage debt. The following table sets forth the Company's mortgage debt obligations on our hotels.

Property	Principal Balance	Interest Rate	Maturity Date	Amortization Provisions
	(in thousands)
Bethesda Marriott Suites	$5,000	LIBOR + 0.95 (5.76% as of December 31, 2007)	7/2010	Interest Only
Frenchman's Reef & Morning Star Marriott Beach Resort	62,500	5.44%	8/2015	30 years(1)
Marriott Griffin Gate Resort	29,081	5.11%	1/2010	25 years
Los Angeles Airport Marriott	82,600	5.30%	7/2015	Interest Only
Courtyard Manhattan/Fifth Avenue	51,000	6.48%	6/2016	Interest Only
Courtyard Manhattan/Midtown East	42,249	5.195%	12/2009	25 years
Orlando Airport Marriott	59,000	5.68%	1/2016	30 years(2)
Salt Lake City Marriott Downtown	35,696	5.50%	1/2015	20 years(3)
Renaissance Worthington	57,400	5.40%	7/2015	30 years(4)
Chicago Marriott	220,000	5.975%	4/2016	30 years(5)
Austin Renaissance	83,000	5.507%	12/2016	Interest Only
Waverly Renaissance	97,000	5.503%	12/2016	Interest Only
Senior unsecured credit facility	—	LIBOR + 0.95 (5.73% as of December 31, 2007)

Total	$824,526

(1)
The debt has a three-year interest only period that commenced in August 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)
The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)
There is an accelerated amortization provision based on a predetermined formula of available cash flow.

(4)
The debt has a four-year interest only period that commenced in July 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

7. Debt (Continued)

        The aggregate debt maturities as of December 31, 2007 are as follows (in thousands):

2008	$3,191
2009	44,888
2010	38,336
2011	6,973
2012	7,627
Thereafter	723,511

$824,526

Credit Facility

        On February 28, 2007, the Company amended its existing credit facility and entered into a four-year, $200.0 million unsecured credit facility (the "Facility"). The Company may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. The Company may also increase the amount of the Facility to $500.0 million with the lenders' approval.

        Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

        The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

	Covenant	Actual at December 31, 2007
Maximum leverage ratio	65%	33.6%
Minimum fixed charge coverage ratio	1.6x	3.66x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.6%

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

7. Debt (Continued)

        The Facility requires that the Company maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

	Covenant	Actual at December 31, 2007
Minimum implied debt service ratio	1.5x	Not material
Maximum unencumbered leverage ratio	65%	0.6%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$874.2 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

        In addition to the interest payable on amounts outstanding under the Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. The Company incurred interest and unused credit facility fees of $2.7 million, $0.8 million and $0.3 million for the years ended 2007, 2006 and 2005, respectively, on the credit facilities. As of December 31, 2007, the Company did not have an outstanding balance on the Facility. Subsequent to December 31, 2007, the Company drew $8.0 million under the Facility.

8. Acquisitions

2006 Acquisitions

        On March 24, 2006, the Company acquired the 1,192-room Chicago Marriott Downtown Magnificent Mile for a purchase price of $295 million plus approximately $11 million of net consideration in the form of an assumed property tax liability and other adjustments. A subsidiary of Marriott manages the hotel under a management agreement. The agreement provides for a base management fee of 3% of the hotel's gross revenues, and an incentive management fee of 20% of hotel operating profits. The calculation of incentive management fee is based on 20% of net house profit without an owner's priority. In addition, base management fees are not deducted from net house profit in the incentive management fee calculation. The Company reviewed the terms of the management agreement in conjunction with the hotel purchase accounting and concluded that the terms of the management agreement are more favorable to the manager than a typical current market management agreement and recorded an $83.8 million unfavorable contract liability at the acquisition date. The terms of the management agreement were built into the Company's underwriting economics of the acquisition.

        On May 2, 2006, the Company acquired the 369-room Westin Atlanta North at Perimeter Center in Atlanta, Georgia, for total contractual consideration of $61.5 million. The hotel remains a Westin-branded property under a franchise agreement and is managed by Noble Management Group, LLC under a ten-year management agreement. We own 100% of the fee interest in the hotel. The management agreement provides for a base management fee of 3% of the hotel's gross revenues and

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

8. Acquisitions (Continued)

an incentive management fee of 10% of hotel operating profits above an owner's priority defined in the management agreement.

        On November 8, 2006, the Company acquired the 311-room Conrad Chicago Hotel. The hotel was acquired for a contractual purchase price of $117.5 million. The hotel remains a Conrad-branded property under a franchise agreement and continues to be managed by Conrad Hotels USA, Inc., a subsidiary of Hilton Hotels Corporation, under a ten-year management agreement. The management agreement provides for a base management fee of 2% of the hotel's gross revenues and an incentive management fee of 15% of hotel operating profits above an owner's priority defined in the management agreement.

        On December 8, 2006, the Company acquired the Renaissance Waverly, a 521-room hotel located in Atlanta, Georgia and the Renaissance Austin, a 492-room hotel located in Austin, Texas for contractual consideration of $130.0 million and $107.5 million, respectively. The hotels continue to be managed by a subsidiary of Marriott under the existing 20 year management agreements. The management agreements provide for a base management fee of 3% of each hotel's gross revenues and an incentive management fee of 20% of each hotel's operating profits above an owner's priority defined in the management agreements.

        The acquisition allocations of the purchase prices of the hotels to the acquired assets and liabilities are as follows (in thousands):

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

2007 Acquisition

        On January 31, 2007, the Company acquired a leasehold interest in the 793-room Westin Boston Waterfront Hotel. In addition to the Westin Boston Waterfront Hotel, the acquisition, which closed on February 8, 2007, included a leasehold interest in 100,000 square feet of retail space, and an option to acquire a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The contractual purchase price for the Westin Boston Waterfront Hotel, the leasehold interest in the retail space and the option to acquire a leasehold interest in a parcel of land was $330.3 million. The Company allotted purchase consideration to favorable lease assets related to the favorable lease terms of the hotel ground lease and the option to assume the current lease terms under the land option. The hotel and retail space are subject to a favorable ground lease that expires in 2099. The Company reviewed the terms of the ground leases in conjunction with the hotel purchase accounting

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

8. Acquisitions (Continued)

and concluded that the terms were below current market and recorded a $20.0 million favorable lease asset for the ground lease related to the land under the existing hotel and a $12.8 million favorable lease asset for the ground lease related to the undeveloped parcel of land at the acquisition date. The hotel remains a Westin-branded property and continues to be managed by Starwood under a twenty-year management agreement. The management agreement provides for a base management fee of 2.5% of the hotel's gross revenues and an incentive fee of 20% of hotel operating profits above an owner's priority defined in the management agreement.

        The purchase price allocation, including transaction costs, of the Westin Boston Waterfront Hotel to the acquired assets and liabilities is as follows (in thousands):

Land improvements	$2,400
Building	271,296
Furniture, fixtures and equipment	21,400

Total fixed assets	295,096
Favorable lease assets	33,556
Other assets, net	2,673

Purchase Price	$331,325

        The acquired properties are included in our results of operations from the respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on the first day of the fiscal year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made.

	Year Ended
	December 31, 2007	December 31, 2006
	(in thousands, except per share data)
Revenues	$714,019	$624,328
Income from continuing operations	61,871	35,151
Net income	67,283	36,659

Earnings per share—basic and diluted	$0.71	$0.39

9. Discontinued Operations

        On December 21, 2007, the Company sold the SpringHill Suites Atlanta Buckhead for $36.0 million, resulting in a gain of approximately $3.8 million, net of $0.1 million of income taxes. The gain is recorded in discontinued operations on the accompanying consolidated statements of operations.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

9. Discontinued Operations (Continued)

The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Revenues	$6,483	$6,389	$2,665
Pre-tax income from operations	1,284	1,141	583
Gain on disposal, net of tax	3,783	—	—
Income tax benefit	345	367	153

Income from discontinued operations	$5,412	$1,508	$736

10. Dividends

        The Company declared dividends on common shares during the years ended December 31, 2007 and 2006 as follows:

Payment Date	Record Date	Dividend per Share
April 11, 2006	March 24, 2006	$0.18
June 22, 2006	June 16, 2006	$0.18
September 19, 2006	September 8, 2006	$0.18
January 4, 2007	December 21, 2006	$0.18
April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

11. Income Taxes

        The Company's provision (benefit) for income taxes consists of the following (in thousands):

		Year Ended
		December 31, 2007	December 31, 2006	December 31, 2005
Current—	Federal	$901	$978	$355
	State	752	86	134
	Foreign	314	235	—

		1,967	1,299	489
Deferred—	Federal	1,803	2,040	(1,347)
	State	426	387	(448)
	Foreign	723	(343)	(47)

		2,952	2,084	(1,842)

Income tax provision (benefit)(1)		$4,919	$3,383	$(1,353)

    (1)
    Amounts for the years ended December 31, 2007, 2006, and 2005 include $0.3 million, $0.4 million and $0.2 million, respectively, of income tax benefit included in discontinued operations.

        A reconciliation of the statutory Federal tax provision (benefit) to our income tax provision (benefit) is as follows (in thousands):

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Statutory Federal tax provision (benefit) (35%)	$23,856	$13,109	$(3,245)
Tax impact of REIT election	(20,353)	(9,724)	963
State income tax provision (benefit), net of Federal tax benefit	766	417	(378)
REIT election deferred tax asset write off	—	—	1,404
Foreign income taxes	1,037	(108)	—
Other	(42)	56	56

Income tax provision (benefit) from continuing operations	$5,264	$3,750	$(1,200)

        The Company is required to pay franchise taxes in certain jurisdictions. The Company accrued approximately $0.1 million, $0.2 million and $0.1 million of franchise taxes during the years ended December 31, 2007, 2006 and 2005, respectively, which are classified as corporate expenses in the accompanying consolidated statements of operations.

        Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

11. Income Taxes (Continued)

However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. The total deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred income related to key money	$6,298	$4,580
Net operating loss carryforwards	3,727	2,245
Building and FF&E basis differences	63	766
Alternative minimum tax credit carryforwards	2,458	1,345
Other	—	8

Deferred tax assets	12,546	8,944

Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(12,063)	(5,415)

Deferred tax liabilities	(16,323)	(9,675)

Deferred tax liability, net	$(3,777)	$(731)

        The Company believes that it will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets.

        The Company elected REIT status effective January 1, 2005. As a REIT, the Company generally will not be subject to federal income tax on that portion of its ordinary income or net capital gain that it currently distributes to its stockholders. Bloodstone TRS, Inc., the Company's taxable REIT subsidiary, will continue to be subject to federal and state income taxes. The Company recorded a charge of $1.4 million to reverse the deferred tax assets that are not realizable by the Company in the first quarter of 2005 as a result of its REIT election. The deferred tax assets related to Bloodstone TRS, Inc. were not reversed. In addition, the Company distributed $2.3 million through dividends during 2005 to eliminate 2004 non-REIT earnings and profits, regardless of the Company's 2005 REIT taxable income.

        The Frenchman's Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary, and is subject to USVI income taxes. The Company is party to a tax agreement with the USVI that reduces the income tax rate to approximately 4%. This arrangement expires in February 2010. If the arrangement is not extended, the Company will be subject to an income tax rate of 37.4%. The Company believes that this agreement will be extended. In addition, the Company recorded a $1 million deferred tax asset and corresponding adjustment to goodwill in 2006 to recognize the net operating loss carry forwards acquired in 2005.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

12. Relationships with Managers

Our Hotel Management Agreements

        We are a party to hotel management agreements with Marriott for sixteen of the twenty properties owned as of December 31, 2007. The Vail Marriott Mountain Resort & Spa, is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott, the Westin Atlanta North at Perimeter is managed by Noble Management Group LLC, the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton Hotels Corporation and the Westin Boston Waterfront Hotel is managed by Starwood Hotels and Resorts Worldwide, Inc.

        The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our hotels. Generally, the term of the hotel management agreements renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

	Date of Agreement	Initial Term	Number of Renewal Terms
Austin Renaissance	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	5/2006	10 years	Two five-year periods
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	3/2006	32 years	Two ten-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	12/2004	30 years	None
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten-year periods
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	1/2005	40 years	None
Waverly Renaissance	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 1/2 years	None

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

12. Relationships with Managers (Continued)

        The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of the Company's hotel properties:

	Base Management Fee(1)		Incentive Management Fee(2)
Austin Renaissance	3%		20%(3)
Atlanta Alpharetta Marriott	3%		25%(4)
Atlanta North at Perimeter Westin	3	%(5)	10%(6)
Bethesda Marriott Suites	3%		50%(7)
Boston Westin Waterfront	2.5%		20%(8)
Chicago Marriott Downtown	3%		20%(9)
Conrad Chicago	2	%(10)	15%(11)
Courtyard Manhattan/Fifth Avenue	5	%(12)	25%(13)
Courtyard Manhattan/Midtown East	5%		25%(14)
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		25%(15)
Los Angeles Airport Marriott	3%		25%(16)
Marriott Griffin Gate Resort	3%		20%(17)
Oak Brook Hills Marriott Resort	3%		20% or 30%(18)
Orlando Airport Marriott	3%		20% or 25%(19)
Renaissance Worthington	3%		25%(20)
Salt Lake City Marriott Downtown	3%		20%(21)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%(22)
Torrance Marriott South Bay	3%		20%(23)
Waverly Renaissance	3%		20%(24)
Vail Marriott Mountain Resort & Spa	3%		20%(25)

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
    (5)
    The base management fee will be equal to 3% of gross revenues for fiscal years 2006 through 2008, with up to 1% of gross revenues forfeited from 2006 to 2008 if DiamondRock does not achieve an 8.5% unlevered yield for the fiscal period ended April 30, 2006, 9.5% unlevered yield for the fiscal period ended April 30, 2007, or 10.75% unlevered yield for the fiscal period ended April 30, 2008.
    (6)
    Calculated as a percentage of operating profits in excess of the sum of (i) $7.0 million and (ii) 10.75% of certain capital expenditures.
    (7)
    Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner's priority expires in 2023.
    (8)
    Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which results with each sale.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

12. Relationships with Managers (Continued)

    (9)
    Calculated as 20% of net operating income before base management fees. There is no owner's priority.
    (10)
    The base management fee will be equal to 2.5% of gross revenues for fiscal years 2008 and 2009 and 3% for fiscal years thereafter.
    (11)
    Calculated as a percentage of operating profits after a pre-set dollar amount ($9.7 million in 2007 and $8.6 million in 2008) of owner's priority. Beginning in fiscal year 2011, the incentive management fee will be 103% of the prior year cash flow.
    (12)
    The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2008, the base management fee has increased to 5.5% due to operating profits exceeding $4.7 million in 2007, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.
    (13)
    Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).
    (14)
    Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.
    (15)
    Calculated as a percentage of operating profits in excess of the sum of (i) $9.2 million and (ii) 10.75% of certain capital expenditures.
    (16)
    Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.
    (17)
    Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.
    (18)
    Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2025 when it is 30%.
    (19)
    Calculated as a percentage of operating profits in excess of the sum of (i) $8.9 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.
    (20)
    Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.
    (21)
    Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of capital expenditures.
    (22)
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
    (25)
    Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

        We recorded $29.8 million and $19.5 million of management fees during the years ended December 31, 2007 and 2006, respectively. The management fees for the year ended December 31, 2007 consisted of $11.1 million of incentive management fees and $18.7 million of base management fees. The management fees for the year ended December 31, 2006 consisted of $8.4 million of incentive management fees and $11.1 million of base management fees.

Yield Support

        Marriott has provided the Company with operating cash flow guarantees for certain hotels and will reimburse an amount of their management fee if actual hotel operating income is less than a negotiated target net operating income. The Company refers to these guarantees as "yield support".

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

12. Relationships with Managers (Continued)

Yield support is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees on the accompanying consolidated statement of operations. The Company earned $0.9 million ($0.1 million of which is classified in discontinued operations on the accompanying statement of operations) and $2.8 million ($0.1 million of which is classified in discontinued operations on the accompanying statement of operations) of yield support during the years ended December 31, 2007 and 2006, respectively. There was no yield support earned during the year ended December 31, 2005. The Company is not entitled to any further yield support at any of its hotels in 2008.

Key Money

        Marriott has contributed to the Company certain amounts in exchange for the right to manage hotels the Company has acquired or the completion of certain brand enhancing capital projects. The Company refers to these amounts as "key money." Marriott has provided the Company with key money of approximately $22 million in the aggregate in connection with the acquisitions of six of our hotels, $10 million of which was offered for the Chicago Marriott in exchange for a commitment to complete the renovation of certain public spaces and meeting rooms at the hotel. The Company received $5 million during the third fiscal quarter of 2007 and the remaining $5 million in January 2008.

        On September 27, 2007, the Company and Hilton Hotels Corporation, the manager of the Conrad Chicago, amended the management agreement of the hotel to allow an exception to the territorial restriction and permit a new Chicago suburban airport Conrad hotel. In connection with this amendment, the Company will receive up to $1.8 million over a period of time. These payments will be accounted for as key money when received and amortized over the remaining term of the management agreement. As of December 31, 2007, the Company has received $250,000 in payments under this amendment.

Franchise Agreements

        The following table sets forth the terms of the Company's franchise agreements for its two franchised hotels:

	Date of Agreement	Initial Term(1)	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room plus 2% of food and beverage sales(2)

(1)
There are no renewal options under either franchise agreement.
(2)
The franchise fee is equal to 2% of gross room and food and beverage sales for fiscal year 2006, 3% of gross room sales and 2% of gross food and beverage sales for fiscal year 2007, 4% of gross room sales and 2% of gross food and beverage sales for 2008 and 7% of gross room sales and 2% of gross food and beverage sales thereafter.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

13. Commitments and Contingencies

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

Ground Leases

        Four of the Company's hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

  •
  The Bethesda Marriott Suites is subject to a ground lease that runs until 2087. There are no renewal options.

  •
  The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

  •
  The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the Crossroads Plaza Mall. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017.

  •
  The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

        In addition, two of the golf courses adjacent to two of the Company's hotels are subject to a ground lease agreement:

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

        Finally, portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options contained in each ground lease.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

13. Commitments and Contingencies (Continued)

        These ground leases generally require the Company to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground leases covering the Salt Lake City Marriott Downtown extension and a portion of the Marriott Griffin Gate Resort golf course, the Company's share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require the Company to obtain and maintain insurance covering the subject property. The Company records ground rent payments on a straight-line basis as required by U.S. generally accepted accounting principles.

        Ground rent expense was $9.7 million, $9.2 million and $8.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash paid for ground rent was $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Future minimum annual rental commitments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$3,454
2009	3,295
2010	2,945
2011	2,619
2012	2,352
Thereafter	632,611

$647,276

14. Fair Value of Financial Instruments

        The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2007 and 2006 are as follows:

	As of December 31, 2007 (in thousands)		As of December 31, 2006 (in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage debt	$824,526	$756,956	$841,151	$848,135

        The fair value of all other financial assets and liabilities are equal to their carrying amounts.

15. Segment Information

        The Company has one reportable operating segment. The Company aggregates its operating segments into one reportable segment using the criteria established by SFAS 131, including the similarities of our product offering, types of customers and method of providing service.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

15. Segment Information (Continued)

        The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2007, 2006 and 2005.

	Revenues (in thousands)			Investment (in thousands)
	2007	2006	2005	2007	2006	2005
Chicago	$159,062	$84,762	$—	$519,859	$501,616	$—
Los Angeles	84,138	76,532	46,495	206,648	199,644	182,102
Atlanta	73,381	30,772	7,387	233,947	229,614	38,833
Boston	68,879	—	—	339,391	—	—
US Virgin Islands	54,725	52,049	19,708	86,030	82,919	76,106
New York	50,313	41,881	35,339	123,940	122,338	117,214
Other	220,435	199,055	117,857	543,148	520,754	458,906

Total	$710,933	$485,051	$226,786	$2,052,963	$1,656,885	$873,161

16. Quarterly Operating Results (Unaudited)

	2007 Quarter Ended (in thousands, except per share data)
	March 23	June 15	September 7	December 31
Total revenue	$132,213	$177,944	$166,517	$234,259
Total operating expenses	116,520	143,460	140,373	193,732

Operating income	$15,693	$34,484	$26,144	$40,527

Income from continuing operations	$6,372	$20,106	$15,552	$20,867
Income from discontinued operations	418	407	316	4,271

Net income	$6,790	$20,513	$15,868	$25,138

Basic and diluted earnings per share:
Continuing operations	$0.07	$0.21	$0.17	$0.22
Discontinued operations	0.00	0.00	0.00	0.04

Total	$0.07	$0.21	$0.17	$0.26

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

16. Quarterly Operating Results (Unaudited) (Continued)

	2006 Quarter Ended (in thousands, except per share data)
	March 24	June 16	September 8	December 31
Total revenue	$81,508	$123,286	$113,370	$166,887
Total operating expenses	71,943	99,878	98,956	144,537

Operating income	$9,565	$23,408	$14,414	$22,350

Income from continuing operations	$3,952	$13,460	$6,225	$10,066
Income from discontinued operations	414	437	246	412

Net income	$4,366	$13,897	$6,471	$10,478

Basic and diluted earnings per share:
Continuing operations	$0.07	$0.19	$0.09	$0.13
Discontinued operations	0.01	0.01	0.00	0.01

Total	$0.08	$0.20	$0.09	$0.14

DiamondRock Hospitality Company
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2007

		Initial Cost			Gross Amount at End of Year
				Costs Capitalized Subsequent to Acquisition
Description	Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Acquisition	Depreciation Life
The Lodge at Sonoma, a Renaissance Resort and Spa	$—	$3,951	$22,720	$192	$3,951	$22,912	$26,863	$(2,557)	$24,306	2004	40 Years
Courtyard Midtown Manhattan East	(42,249)	16,500	54,812	101	16,500	54,913	71,413	(4,285)	67,128	2004	40 Years
Marriott Salt Lake City Downtown	(35,696)	—	45,815	1,161	—	46,976	46,976	(3,520)	43,456	2004	40 Years
Courtyard Manhattan/Fifth Avenue	(51,000)	—	34,685	1,275	—	35,960	35,960	(2,721)	33,239	2004	40 Years
Marriott Griffin Gate Resort	(29,081)	7,869	33,352	1,330	7,869	34,682	42,551	(2,590)	39,961	2004	40 Years
Marriott Bethesda Suites	(5,000)	—	45,656	442	—	46,098	46,098	(3,496)	42,602	2004	40 Years
Torrance Marriott South Bay	—	7,241	48,232	3,242	7,241	51,474	58,715	(3,831)	54,884	2005	40 Years
Marriott Atlanta Alpharetta	—	3,623	33,503	210	3,623	33,713	37,336	(2,145)	35,191	2005	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	(62,500)	17,713	50,697	900	17,713	51,597	69,310	(3,237)	66,073	2005	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	1,593	24,100	84,670	108,770	(5,309)	103,461	2005	40 Years
Renaissance Worthington	(57,400)	15,500	63,428	226	15,500	63,654	79,154	(4,005)	75,149	2005	40 Years
Vail Marriott Mountain Resort	—	5,800	52,463	612	5,800	53,075	58,875	(3,343)	55,532	2005	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	761	9,500	39,889	49,389	(2,457)	46,932	2005	40 Years
Orlando Airport Marriott	(59,000)	9,769	57,803	1,872	9,769	59,675	69,444	(3,011)	66,433	2005	40 Years
Chicago Marriott	(220,000)	36,900	347,921	3,965	36,900	351,886	388,786	(15,489)	373,297	2006	40 Years
Westin Atlanta North at Perimeter	—	7,490	51,124	865	7,490	51,989	59,479	(2,161)	57,318	2006	40 Years
Conrad Chicago	—	31,650	76,961	(19)	31,650	76,942	108,592	(2,235)	106,357	2006	40 Years
Waverly Renaissance	(97,000)	12,701	110,461	21	12,701	110,482	123,183	(3,008)	120,175	2006	40 Years
Austin Renaissance	(83,000)	9,283	93,815	126	9,283	93,941	103,224	(2,542)	100,682	2006	40 Years
Boston Westin Waterfront	—	—	273,696	563	—	274,259	274,259	(6,415)	267,844	2007	40 Years

Total	$(824,526)	$219,590	$1,619,349	$19,438	$219,590	$1,638,787	$1,858,377	$(78,357)	$1,780,020

DiamondRock Hospitality Company
Schedule III—Real Estate and Accumulated Depreciation (continued)
As of December 31, 2007 (in thousands)

Notes:

A)
The change in total cost of properties for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

Balance at December 31, 2004	$265,215
Additions:
Acquisitions	555,071
Capital expenditures	110
Adjustments to purchase accounting	453
Deductions:
Dispositions and other	—

Balance at December 31, 2005	820,849
Additions:
Acquisitions	778,684
Capital expenditures	4,843
Adjustments to purchase accounting	(149)
Deductions:
Dispositions and other	—

Balance at December 31, 2006	1,604,227

Additions:
Acquisitions	273,696
Capital expenditures	12,433
Adjustments to purchase accounting	—
Deductions:
Dispositions and other	(31,979)

Balance at December 31, 2007	$1,858,377

B)
The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

Balance at December 31, 2004	$468
Depreciation and amortization	12,044
Dispositions and other	—

Balance at December 31, 2005	12,512
Depreciation and amortization	25,995
Dispositions and other	—

Balance at December 31, 2006	38,507

Depreciation and amortization	41,549
Dispositions and other	(1,699)

Balance at December 31, 2007	$78,357

C)
The aggregate cost of properties for Federal income tax purposes is approximately $1,849,001 as of December 31, 2007

QuickLinks

Documents Incorporated by Reference
DIAMONDROCK HOSPITALITY COMPANY INDEX
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
Risks Related to Our Business and Operations
Risks Related to Our Status as a REIT
Risks Related to Our Organization and Structure
Risks Related to Our Debt and Financing
  Item 1B. Unresolved Staff Comments
  Item 2. Our Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for our common stock and related stockholder matters
Equity Compensation Plan Information
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk and Risk Factors
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
DIAMONDROCK HOSPITALITY COMPANY INDEX TO FINANCIAL STATEMENTS
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
DIAMONDROCK HOSPITALITY COMPANY CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006 (in thousands, except share amounts)
DIAMONDROCK HOSPITALITY COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2007, 2006 and 2005 (in thousands, except share and per share amounts)
DIAMONDROCK HOSPITALITY COMPANY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2007, 2006 and 2005 (in thousands, except share amounts)
DIAMONDROCK HOSPITALITY COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2007, 2006 and 2005 (in thousands)
DiamondRock Hospitality Company Schedule III—Real Estate and Accumulated Depreciation (continued) As of December 31, 2007 (in thousands)