Form 10-Q
period 2008-03-21
DiamondRock Hospitality Co
filed 2008-04-29
CIK 1298946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
Yes ☒ No

The registrant had 94,771,968 shares of its $0.01 par value common stock outstanding as of April 28, 2008.

Table of Contents

INDEX

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 21, 2008 and December 31, 2007

(in thousands, except share amounts)

	March 21, 2008	December 31, 2007
	(Unaudited)

ASSETS

Property and equipment, at cost	$2,111,795	$2,086,933
Less: accumulated depreciation	(164,820)	(148,101)

	1,946,975	1,938,832

Deferred financing costs, net	3,834	4,020
Restricted cash	34,490	31,736
Due from hotel managers	66,780	68,153
Favorable lease assets, net	41,896	42,070
Prepaid and other assets	17,276	17,043
Cash and cash equivalents	19,074	29,773

Total assets	$2,130,325	$2,131,627

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$823,846	$824,526
Senior unsecured credit facility	14,000	—
Total debt	837,846	824,526

Deferred income related to key money, net	20,762	15,884
Unfavorable contract liabilities, net	85,726	86,123
Due to hotel managers	38,272	36,910
Dividends declared and unpaid	23,921	22,922
Accounts payable and accrued expenses	61,831	64,980

Total other liabilities	230,512	226,819

Shareholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 94,771,968 and 94,730,813 shares issued and outstanding at March 21, 2008 and December 31, 2007, respectively	948	947
Additional paid-in capital	1,145,940	1,145,511
Accumulated deficit	(84,921)	(66,176)

Total shareholders’ equity	1,061,967	1,080,282

Total liabilities and shareholders’ equity	$2,130,325	$2,131,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Quarters Ended March 21, 2008 and March 23, 2007

(in thousands, except per share amounts)

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
	(Unaudited)	(Unaudited)
Revenues:

Rooms	$85,927	$84,755
Food and beverage	40,081	41,447
Other	6,855	6,012
Total revenues	132,863	132,214

Operating Expenses:

Rooms	21,160	20,114
Food and beverage	28,928	28,486
Management fees	4,965	5,181
Other hotel expenses	46,453	43,793
Depreciation and amortization	16,687	15,798
Corporate expenses	2,959	3,148
Total operating expenses	121,152	116,520
Operating profit	11,711	15,694

Other Expenses (Income):

Interest income	(438)	(593)
Interest expense	10,695	11,495
Total other expenses	10,257	10,902

Income before income taxes	1,454	4,792

Income tax benefit	3,723	1,580
Income from continuing operations	5,177	6,372

Income from discontinued operations, net of tax	—	418
Net income	$5,177	$6,790

Earnings per share:
Continuing operations	$0.05	$0.07
Discontinued operations	—	0.00
Basic and diluted earnings per share	$0.05	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Quarters Ended March 21, 2008 and March 23, 2007

(in thousands)

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$5,177	$6,790
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	16,687	16,061
Corporate asset depreciation as corporate expenses	32	39
Non-cash ground rent	1,777	1,707
Non-cash financing costs as interest	186	170
Amortization of debt premium and unfavorable contract liabilities	(397)	(434)
Amortization of deferred income	(122)	(82)
Stock-based compensation	671	959
Yield support received	—	1,703
Non-cash yield support recognized	—	(69)
Changes in assets and liabilities:
Prepaid expenses and other assets	(234)	302
Restricted cash	1,175	1,665
Due to/from hotel managers	2,735	(3,400)
Accounts payable and accrued expenses	(8,071)	(7,539)
Net cash provided by operating activities	19,616	17,872

Cash flows from investing activities:
Hotel acquisitions	—	(331,325)
Hotel capital expenditures	(21,542)	(14,120)
Receipt of deferred key money	5,000	—
Change in restricted cash	(3,930)	2,025
Net cash used in investing activities	(20,472)	(343,420)

Cash flows from financing activities:
Repayments of credit facility	—	(20,000)
Draws on credit facility	14,000	41,500
Scheduled mortgage debt principal payments	(680)	(861)
Payment of financing costs	—	(1,111)
Proceeds from sale of common stock	—	317,935
Payment of costs related to sale of common stock	—	(380)
Repurchase of shares	(344)	—
Payment of dividends	(22,819)	(13,802)
Net cash (used in) provided by financing activities	$(9,843)	$323,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Fiscal Quarters Ended March 21, 2008 and March 23, 2007

(in thousands)

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
	(Unaudited)	(Unaudited)
Net decrease in cash and cash equivalents	$(10,699)	$(2,267)
Cash and cash equivalents, beginning of period	29,773	19,691
Cash and cash equivalents, end of period	$19,074	$17,424

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$11,820	$11,917
Cash paid for income taxes	$93	$334
Capitalized interest	$183	$—

Non-Cash Financing Activities:

Unpaid dividends	$23,921	$22,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.    Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that owns, as of April 28, 2008, twenty hotels and resorts. The Company is committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. The Company’s hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).

The Company owns, as opposed to operates, its hotels. As an owner, the Company receives all of the operating profits or losses generated by its hotels, after paying the hotel managers a fee based on the revenues and profitability of the hotels and reimbursing all of the their direct and indirect operating costs. As of March 21, 2008, the Company owned twenty hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted in the accompanying unaudited condensed consolidated financial statements. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K dated February 28, 2008.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position as of March 21, 2008, and the results of the Company’s operations and cash flows for the fiscal quarters ended March 21, 2008 and March 23, 2007. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations and the timing of the Company’s acquisitions.

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

Yield Support

Marriott has provided the Company with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income compared to a negotiated target net operating income. The Company refers to these guarantees as “yield support.” Yield support received is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees.

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

3.    Property and Equipment

Property and equipment as of March 21, 2008 (unaudited) and December 31, 2007 consists of the following (in thousands):

	March 21, 2008	December 31, 2007
Land	$219,590	$219,590
Land improvements	7,994	7,994
Buildings	1,630,988	1,630,793
Furniture, fixtures and equipment	227,201	213,348
CIP and corporate office equipment	26,022	15,208
	2,111,795	2,086,933
Less: accumulated depreciation	(164,820)	(148,101)
	$1,946,975	$1,938,832

As of March 21, 2008 and December 31, 2007, the Company had accrued capital expenditures of $14.2 million and $10.8 million, respectively.

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

Share Repurchase Program

On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. As of April 28, 2008, we have not repurchased any shares under this program and have approximately 94.8 million shares outstanding.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 21, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plans

As of March 21, 2008, the Company has issued or committed to issue 1,485,295 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended, including 474,701 shares of unvested restricted common stock and a commitment to issue 436,989 units of deferred common stock.

Restricted Stock Awards

As of March 21, 2008, the Company’s officers and employees have been awarded 1,338,246 shares of restricted common stock, including those shares which have since vested. Shares issued to our officers and employees vest over a three-year period from the date of the grant based on continued employment. The Company measures compensation expense for the restricted stock awards based upon the fair market value of its common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

A summary of the Company’s restricted stock awards from January 1, 2006 to March 21, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2006	747,000	$10.04
Granted	197,360	15.91
Vested	(482,833)	10.02
Unvested balance at December 31, 2006	461,527	12.57
Granted	199,885	17.99
Vested	(314,787)	11.27
Unvested balance at December 31, 2007	346,625	16.88
Granted	194,001	12.59
Vested	(65,925)	18.00
Unvested balance at March 21, 2008	474,701	$14.97

The remaining share awards will vest as follows: 81,658 shares during 2008, 197,076 shares during 2009, 131,296 shares during 2010 and 64,671 during 2011. As of March 21, 2008, the unrecognized compensation cost related to restricted stock awards was $6.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. For the fiscal quarters ended March 21, 2008 and March 23, 2007, the Company recorded $0.6 million and $1.0 million, respectively, of compensation expense related to restricted stock awards.

Deferred Stock Awards

At the time of the Company’s initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of March 21, 2008, the Company has a commitment to issue 436,989 shares under this plan. The share commitment increased from 382,500 to 436,989 since the Company’s initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of our common stock. No expense has been recognized during the period from January 1, 2008 to March 21, 2008 for these awards. During 2005, the Company recorded $3.7 million of stock based compensation expense related to these awards.

Stock Appreciation Rights and Dividend Equivalent Rights

Beginning in 2008, the Company issued stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”) to its corporate officers. The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance. Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of the Company’s common stock on the exercise date and the “strike price.”  The strike price is equal to the closing price of the Company’s common stock on the SAR grant date. The Company has also issued one DER for each SAR. A DER will entitle the holder to the value of dividends issued on one share of common stock. No dividends will be paid on a DER prior to its vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date. The DER will terminate upon exercise or expiration of each SAR. The Company measures compensation expense of the SAR/DER awards based upon the fair market value of these awards at the date of the grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

On March 4, 2008, the Company issued 300,225 SARs/DERs to its executive officers with an aggregate fair value of approximately $2.0 million. The strike price of the SARs is $12.59. For the fiscal quarter ended March 21, 2008, the Company recorded approximately $50,000 of compensation expense related to the SAR/DER awards. A summary of the Company’s unvested SAR/DER awards as of March 21, 2008 is as follows:

	Number of SARs	Weighted- Average Grant Date Fair Value
Balance at January 1, 2008	—	$—
Granted	300,225	6.62
Vested	—	—

Balance at March 21, 2008	300,225	$6.62

6.     Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income available to common shareholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. No effect is shown for securities that are anti-dilutive. The Company’s unvested SARs were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
	(unaudited)	(unaudited)
Basic Earnings per Share Calculation:
Numerator:
Net income	$5,177	$6,790
Less: dividends on unvested restricted common stock	(119)	(83)

Net income after dividends on unvested restricted common stock	5,058	6,707
Less: discontinued operations	—	(418)

Net income from continuing operations after dividends on unvested restricted common stock	$5,058	$6,289

Weighted-average number of common shares outstanding—basic	95,173,458	91,187,727

Basic earnings per share:
Continuing operations	$0.05	$0.07
Discontinued operations	—	0.00
Total	$0.05	$0.07

Diluted Earnings per Share Calculation:
Numerator:
Net income	$5,177	$6,790
Less: dividends on unvested restricted common stock	(119)	(83)

Net income after dividends on unvested restricted common stock	5,058	6,707
Less: discontinued operations	—	(418)

Net income from continuing operations after dividends on unvested restricted common stock	$5,058	$6,289

Weighted-average number of common shares outstanding—basic	95,173,458	91,187,727
Unvested restricted common stock	114,795	402,118
Unvested SARs	—	—

Weighted-average number of common shares outstanding—diluted	95,288,253	91,589,845

Diluted earnings per share:
Continuing operations	$0.05	$0.07
Discontinued operations	—	0.00
Total	$0.05	$0.07

7.    Debt

The Company has incurred limited recourse, property specific mortgage debt in conjunction with certain of the Company’s hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company. As of March 21, 2008, twelve of our twenty hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of March 21, 2008, the Company was in compliance with the financial covenants of our mortgage debt.

The following table sets forth information regarding the Company’s debt as of March 21, 2008 (unaudited), in thousands:

Property	Principal Balance	Interest Rate
Courtyard Manhattan / Midtown East	$41,998	5.195%
Marriott Salt Lake City Downtown	35,386	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	28,962	5.11%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites	5,000	LIBOR + 0.95 (4.07% as of March 21, 2008)

Total mortgage debt	823,846
Senior unsecured credit facility	14,000	LIBOR + 0.95 (3.99% as of March 21, 2008)

Total debt	$837,846

Weighted-Average Interest Rate		5.6%

The Company is party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. The Company may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions.

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	Less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
	Covenant		March 21, 2008

Maximum leverage ratio	65%		34.7%
Minimum fixed charge coverage ratio	1.6	x	2.28	x
Minimum tangible net worth	$738.4 million		$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		2.3%

The Facility requires that the Company maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
	Covenant		March 21, 2008

Minimum implied debt service ratio	1.5	x	57.5	x
Maximum unencumbered leverage ratio	65%		1.6%
Minimum number of unencumbered borrowing base properties	4		8
Minimum unencumbered borrowing base value	$150 million		$878.9 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%

In addition to the interest payable on amounts outstanding under the Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. The Company incurred interest and unused credit facility fees on the Facility of $0.2 million and $0.4 million for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively. As of March 21, 2008, the Company had a $14.0 million outstanding balance on the Facility. Subsequent to March 21, 2008, the Company drew an additional $25.0 million under the Facility.

8.              Discontinued Operations

On December 21, 2007, the Company sold the SpringHill Suites Atlanta Buckhead for $36.0 million, resulting in a gain of approximately $3.8 million, net of $0.1 million of income taxes. The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (in thousands):

Fiscal Quarter Ended March 23, 2007

Revenues	$1,522

Pre-tax income from operations	343
Income tax benefit	75
Income from discontinued operations	$418

9.              Dividends

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend per Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25

10.       Transactions with Hotel Managers

Key Money

Marriott has contributed to the Company certain amounts in exchange for the right to manage hotels the Company has acquired or for the completion of certain brand enhancing capital projects. The Company refers to these amounts as “key money.” Marriott has provided the Company with key money of approximately $22 million in the aggregate in connection with the acquisitions of six of our hotels, $10 million of which was offered for the Chicago Marriott in exchange for a commitment to complete the renovation of certain public spaces and meeting rooms at the hotel. The Company received $5 million during the third fiscal quarter of 2007 and the remaining $5 million in January 2008.

On September 27, 2007, the Company and Hilton Hotels Corporation, the manager of the Conrad Chicago, amended the management agreement of the hotel to allow an exception to the territorial restriction and permit a new Chicago suburban airport Conrad hotel. In connection with this amendment, the Company will receive up to $1.8 million over the new hotel development period. These payments will be accounted for as key money when received and amortized over the remaining term of the management agreement. As of March 21, 2008, the Company has received $250,000 in payments under this amendment.

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

Income Taxes

The Company had no accruals for tax uncertainties as of March 21, 2008 and December 31, 2007. As of March 21, 2008, all of the Company’s federal income tax returns and state tax returns for the jurisdictions in which the Company’s hotels are located remain subject to examination by the respective jurisdiction tax authorities.

12.       Fair Value Measurements

The Company implemented the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), on January 1, 2008 for financial assets and liabilities recognized or disclosed at fair value. The implementation of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or cash flows. There were no assets or liabilities that would have been measured differently had the unimplemented provisions of SFAS 157 deferred by FASB Staff Position No. 157-2 been implemented as of January 1, 2008.

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

Overview

We are a lodging focused real estate company that owns, as of April 28, 2008, twenty premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton).

We are owners, as opposed to operators, of hotels. As owners, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers a fee based on the revenues and profitability of the hotels and reimburse all of their direct and indirect operating costs.

As owners, we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies and approving the annual operating and capital budgets for our hotels, closely monitoring the performance of our hotels, and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.

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

Conservative Capital Structure

We are committed to maintaining a conservative and flexible capital structure with prudent leverage levels. During 2004 through early 2007, we took advantage of the low interest rate environment by fixing our debt rates for an extended period of time. Depending on the outlook for interest rates in the future, we maintain the flexibility to modify these strategies.

As of March 21, 2008, 97.7% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity of 7.3 years. As of March 21, 2008, we had $837.8 million of debt outstanding, representing a net debt-to-enterprise value ratio of 40.1%, which is calculated as our net debt (debt less unrestricted cash) divided by our enterprise value, which is our market capitalization plus net debt.

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

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006, 2007 and the fiscal quarter ended March 21, 2008, we completed a significant amount of capital reinvestment in our hotels – completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort and Westin Atlanta North at Perimeter) to a total renovation and repositioning of the hotel (Torrance Marriott South Bay and the Oak Brook Hills Marriott Resort) to the addition of new meeting space, spa or restaurant repositioning (Westin Boston Waterfront, Chicago Marriott and Marriott Griffin Gate Resort). By the end of 2008, we expect to have fully renovated nearly all of the hotels in our portfolio. In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption at our hotels.

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

• Occupancy percentage;

• Average Daily Rate (or ADR);

• Revenue per Available Room (or RevPAR);

• Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA); and

• Funds From Operations (or FFO).

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 65% of our total revenues for the fiscal quarter ended March 21, 2008, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for each of our hotels for the fiscal quarter ended March 21, 2008. The percent change from 2007 RevPAR for the fiscal quarter ended March 23, 2007 includes the results of the Westin Boston Waterfront Hotel for the period prior to our acquisition of the hotel.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2007 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	50.2%	$164.85	$82.74	(26.6)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	87.6	118.22	103.55	2.9
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	51.2	184.37	94.46	23.7
Renaissance Waverly Hotel	Atlanta, Georgia	521	72.6	146.55	106.32	(2.1)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	73.1	140.74	102.94	(5.0)
Renaissance Worthington	Fort Worth, Texas	504	77.1	182.17	140.53	0.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	83.6	315.11	263.45	1.8
Renaissance Austin Hotel	Austin, Texas	492	70.8	167.02	118.18	(6.2)
Torrance Marriott South Bay	Los Angeles County, California	487	78.8	130.21	102.63	15.6
Orlando Airport Marriott	Orlando, Florida	486	85.2	138.41	117.86	4.2
Marriott Griffin Gate Resort	Lexington, Kentucky	408	51.4	116.35	59.77	0.6
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	37.4	121.55	45.50	(9.6)
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	65.7	151.83	99.81	3.7
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	85.4	363.48	310.54	8.1
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.8	157.13	95.53	(0.1)
Courtyard Manhattan/Midtown East	New York, New York	312	88.6	251.96	223.29	14.1
Conrad Chicago (1)	Chicago, Illinois	311	51.4	184.27	94.76	(0.4)
Bethesda Marriott Suites	Bethesda, Maryland	272	64.6	199.85	129.08	7.9
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.4	260.01	224.70	10.6
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	54.0	184.47	99.65	1.7

TOTAL/WEIGHTED AVERAGE		9,586	68.5%	$172.91	$118.37	0.3%

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarter ended March 21, 2008 includes the operations for the period from January 1, 2008 to February 29, 2008 for these five hotels.

Results of Operations

As of March 21, 2008, we owned twenty hotels. Our total assets were $2.1 billion as of March 21, 2008. Total liabilities were $1.1 billion as of March 21, 2008, including $837.8 million of debt. Shareholders’ equity was approximately $1.1 billion as of March 21, 2008. Our total assets were $2.1 billion as of December 31, 2007. Total liabilities were $1.1 billion as of December 31, 2007, including $824.5 million of debt. Shareholders’ equity was approximately $1.1 billion as of December 31, 2007.

Comparison of the Fiscal Quarter Ended March 21, 2008 to the Fiscal Quarter Ended March 23, 2007

Our net income for the fiscal quarter ended March 21, 2008 was $5.2 million compared to $6.8 million for the fiscal quarter ended March 23, 2007.

Revenue.    Revenue from continuing operations consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively, consist of the following (in thousands):

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
Rooms	$85,927	$84,755
Food and beverage	40,081	41,447
Other	6,855	6,012
Total revenues from continuing operations	$132,863	$132,214

Our total revenues from continuing operations increased $0.7 million, from $132.2 million for the fiscal quarter ended March 23, 2007 to $132.9 million for the fiscal quarter ended March 21, 2008. Revenues for the fiscal quarter ended March 21, 2008 were negatively impacted by renovation disruption at the Chicago Marriott as well as a weak convention calendar in Chicago. The lower revenues at the Chicago Marriott were offset by higher revenues in other markets within our portfolio and the impact of our 2007 acquisition of the Westin Boston Waterfront Hotel, which we acquired on January 31, 2007. Overall, RevPAR at our hotels increased 0.3%, which includes a 26.6% decrease in RevPAR at the Chicago Marriott.

Individual hotel revenues for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively, consist of the following (in millions):

	Fiscal Quarter Ended March 21,2008	Fiscal Quarter Ended March 23, 2007

Los Angeles Airport Marriott	$14.3	$14.3
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	11.2	10.9
Chicago Marriott	10.9	17.4
Renaissance Worthington	9.5	9.8
Westin Boston Waterfront Hotel (1)(2)	8.9	3.9
Renaissance Waverly Hotel	8.7	9.1
Vail Marriott Mountain Resort & Spa (1)	8.4	7.7
Renaissance Austin Hotel	8.2	8.7
Orlando Airport Marriott	7.5	7.0
Salt Lake City Marriott Downtown	6.3	6.8
Courtyard Manhattan/Midtown East	6.0	5.2
Torrance Marriott South Bay	5.8	5.0
Marriott Griffin Gate Resort	4.0	3.9
Westin Atlanta North at Perimeter (1)	3.7	3.4
Marriott Atlanta Alpharetta	3.6	3.6
Bethesda Marriott Suites	3.6	3.5
Courtyard Manhattan/Fifth Avenue	3.4	3.1
Oak Brook Hills Marriott Resort	3.3	3.5
The Lodge at Sonoma, a Renaissance Resort & Spa	3.0	3.0
Conrad Chicago (1)	2.6	2.4
Total	$132.9	$132.2

(1)          The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended March 21, 2008 and March 23, 2007 include the operations for the period from January 1, 2008 to February 29, 2008 and January 1, 2007 to February 28, 2007, respectively, for these five hotels.

(2)          The Westin Boston Waterfront Hotel was acquired on January 31, 2007. The fiscal quarter ended March 23, 2007, includes the operations for the period from January 31, 2007 (date of acquisition) to February 28, 2007.

The following are the pro forma key hotel operating statistics for our hotels for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively. The pro forma hotel operating statistics presented below include the results of operations of the Westin Boston Waterfront Hotel under previous ownership for the period from January 2, 2007 to January 30, 2007.

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007	% Change
Occupancy%	68.5%	70.5%	(2.0) percentage points
ADR	$172.91	$167.44	3.3%
RevPAR	$118.37	$118.06	0.3%

Hotel operating expenses.    Hotel operating expenses from continuing operations consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively, consist of the following (in millions):

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
Rooms departmental expenses	$21.2	$20.1
Food and beverage departmental expenses	28.9	28.5
Other hotel expenses	39.0	36.8
Base management fees	3.6	3.7
Yield support	—	(0.1)
Incentive management fees	1.4	1.6
Property taxes	5.1	4.9
Ground rent—Contractual	0.5	0.4
Ground rent—Non-cash	1.8	1.7
Total hotel operating expenses	$101.5	$97.6

Our hotel operating expenses increased $3.9 million from $97.6 million for the fiscal quarter ended March 23, 2007 to $101.5 million for the fiscal quarter ended March 21, 2008. The increase is primarily due to higher operating expenses across our portfolio as well as the impact of our 2007 acquisition of the Westin Boston Waterfront Hotel. Offsetting these increases were lower operating expenses at the Chicago Marriott as a result of the decline in occupancy in connection with the renovation disruption.

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.9 million from $15.8 million for the fiscal quarter ended March 23, 2007 to $16.7 million for the fiscal quarter ended March 21, 2008. This increase is primarily the result of having additional assets in service as of March 21, 2008 resulting in higher depreciation expense.

Corporate expenses.    Our corporate expenses decreased from $3.1 million for the fiscal quarter ended March 23, 2007 to $3.0 million for the fiscal quarter ended March 21, 2008, due primarily to a decrease in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.

Interest expense.    Our interest expense decreased $0.8 million from $11.5 million for the fiscal quarter ended March 23, 2007 to $10.7 million for the fiscal quarter ended March 21, 2008. The decrease in interest expense is primarily attributable to our refinancing of our mortgage on the Bethesda Marriott, which resulted in reduced borrowings at a lower interest rate, and lower outstanding borrowings under our credit facility during the first fiscal quarter of 2008. The 2008 interest expense is comprised of mortgage debt ($10.3 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.2 million). The 2007 interest expense is comprised of mortgage debt ($10.9 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.4 million).

As of March 21, 2008, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of March 21, 2008 on our draws under the credit facility was 3.99% as compared to 6.27% as of March 23, 2007. The Company had $14.0 million drawn on the credit facility as of March 21, 2008. Our weighted-average interest rate on all debt as of March 21, 2008 was 5.6%.

Interest income. Interest income decreased $0.2 million from $0.6 million for the fiscal quarter ended March 23, 2007 to $0.4 million for the fiscal quarter ended March 21, 2008 primarily due to reduced levels of corporate cash and lower interest rates in 2008.

Discontinued operations. Income from discontinued operations for the fiscal quarter ended March 23, 2007 was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007.

Income taxes.    We recorded an income tax benefit for income taxes from continuing operations of $3.7 million and $1.6 million for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively. The first quarter 2008 income tax benefit was incurred on the $10.5 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the fiscal quarter ended March 21, 2008, together with foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The first quarter 2007 income tax benefit was incurred on the $4.3 million pre-tax loss of our TRS for the fiscal quarter ended March 23, 2007, together with foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

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

As of March 21, 2008, 97.7% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.6%, and a weighted-average maturity of 7.3 years. As of March 21, 2008, we had $837.8 million of debt outstanding.

We have a strong preference towards fixed-rate, long-term, limited recourse, single property specific debt. When possible and desirable, we will seek to replace short-term sources of capital with long-term financing. In addition to property-specific debt and our credit facility, we intend to use other financing methods as necessary, including obtaining funds from banks, institutional investors or other lenders, bridge loans, letters of credit and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our investments. In addition, we may issue publicly or privately placed debt instruments.

Share Repurchase Program

On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. As of April 28, 2008, we have not repurchased any shares under this program and have approximately 94.8 million shares outstanding.

Credit Facility

We are party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions.

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
	Covenant		March 21, 2008

Maximum leverage ratio	65%		34.7%
Minimum fixed charge coverage ratio	1.6	x	2.28	x
Minimum tangible net worth	$738.4 million		$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		2.3%

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
	Covenant		March 21, 2008

Minimum implied debt service ratio	1.5	x	57.5	x
Maximum unencumbered leverage ratio	65%		1.6%
Minimum number of unencumbered borrowing base properties	4		8
Minimum unencumbered borrowing base value	$150 million		$878.9 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%

In addition to the interest payable on amounts outstanding under the Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. The Company incurred interest and unused credit facility fees on the Facility of $0.2 million and $0.4 million for the fiscal quarters ended March 21, 2008 and March 23, 2007, respectively. As of March 21, 2008, the Company had $14.0 million outstanding on the Facility with a capacity to borrow an additional $186.0 million. Subsequent to March 21, 2008, the Company drew an additional $25.0 million under the Facility.

Sources and Uses of Cash

Our principal sources of cash are revenues from operations, borrowing under mortgage financings, draws on the Facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

Cash Provided by Operating Activities.    Our cash provided by operating activities was $19.6 million for the fiscal quarter ended March 21, 2008, which is the result of our $5.2 million net income adjusted for the impact of several non-cash charges, including $16.7 million of depreciation, $1.8 million of non-cash straight line ground rent, $0.2 million of amortization of deferred financing costs, and $0.7 million of stock compensation, offset by $0.4 million of amortization of unfavorable agreements, $0.1 million of amortization of deferred income and unfavorable working capital changes of $4.4 million.

Our cash provided by operating activities was $17.9 million for the fiscal quarter ended March 23, 2007, which is the result of our $6.8 million net income, adjusted for the impact of several non-cash charges, including $16.1 million of depreciation, $1.7 million of non-cash straight line ground rent, $1.7 of yield support received, $0.2 million of amortization of deferred financing costs, $1.0 million of stock compensation, offset by $0.4 million of amortization of debt premium and unfavorable agreements, and unfavorable working capital changes of $9.0 million.

Cash Used In Investing Activities.    Our cash used in investing activities was $20.5 million for the fiscal quarter ended March 21, 2008. During the fiscal quarter ended March 21, 2008, we incurred capital expenditures at our hotels of $21.5 million and a decrease in restricted cash of $4.0 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.

Our cash used in investing activities was $343.4 million for the fiscal quarter ended March 23, 2007. During the fiscal quarter ended March 23, 2007, we utilized $331.3 million of cash for the acquisition of the Westin Boston Waterfront Hotel and incurred capital expenditures at our hotels of $14.1 million, which was offset by an increase of $2.0 million in restricted cash.

Cash Provided by Financing Activities.    Our cash used in financing activities was $9.8 million for the fiscal quarter ended March 21, 2008 consisted of $0.7 million of scheduled debt principal payments, $0.3 million of share repurchases, and $22.8 million of dividend payments offset by $14.0 million in draws under our credit facility.

Our cash provided by financing activities for the fiscal quarter ended March 23, 2007, primarily consists of $317.6 million of net proceeds from sale of our common stock and $41.5 million in draws under our credit facility. The cash provided by financing activities for the fiscal quarter ended March 23, 2007 was offset by the $20.0 million in repayments of the credit facility, $0.9 million of scheduled debt principal payments, $1.1 million payment of financing costs and $13.8 million of dividend payments.

The following table summarizes our significant financing activities since the beginning of 2008:

Transaction Date	Description of Transaction	Amount
January 8, 2008	Draw under credit facility	$8.0 million
January 10, 2008	Payment of fourth quarter dividends	(22.8 million	)
February 29, 2008	Draw under credit facility	3.0 million
March 13, 2008	Draw under credit facility	3.0 million
March 31, 2008	Draw under credit facility	20.0 million
April 1, 2008	Payment of first quarter dividends	(23.8 million	)
April 8, 2008	Draw under credit facility	5.0 million

Dividend Policy

Generally, we intend to continue to distribute to our stockholders each year on a regular quarterly basis sufficient amounts of our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Internal Revenue Code of 1986, as amended (the “Code”). In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•                     90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•                     90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•                     any excess non-cash income.

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend per Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25

Capital Expenditures

The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of March 21, 2008, the Company had set aside $34.7 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

The Company has and continues to make significant capital investments in the Company’s hotels. In 2008, the Company expects to incur approximately $70 to $80 million of capital improvements at the Company’s hotels. The Company incurred $21.5 million of capital projects in the fiscal quarter ended March 21, 2008. The most significant projects are as follows:

•                  Chicago Marriott Downtown: The Company has substantially completed a $35 million renovation of the hotel. The renovation includes a complete redo of all the meeting and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby. The project began during the third quarter of 2007 and was substantially completed in April 2008.

•                  Westin Boston Waterfront: The Company has completed the construction of additional meeting rooms in the building attached to the hotel. The $19 million project includes the creation of over 37,000 square feet to meeting/exhibit space. The meeting/exhibit space project began in the third quarter of 2007 and was substantially completed in the first quarter of 2008.

•                  Conrad Chicago: The Company completed a renovation of the guestrooms and corridors during the first quarter.

•                  Salt Lake City: The Company plans to significantly renovate the guestrooms at the hotel in late 2008.

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

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
	(in thousands)

Net income	$5,177	$6,790
Interest expense	10,695	11,495
Income tax benefit (1)	(3,723)	(1,655)
Real estate related depreciation and amortization (2)	16,687	16,061
EBITDA	$28,836	$32,691

(1)          Amount for the fiscal quarter ended March 23, 2007 includes $0.1 million of income tax benefit included in discontinued operations.

(2)          Amount for the fiscal quarter ended March 23, 2007 includes $0.3 million of depreciation expense included in discontinued operations.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net income (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in assessing our results.

	Fiscal Quarter Ended March 21, 2008	Fiscal Quarter Ended March 23, 2007
	(in thousands)

Net income	$5,177	$6,790
Real estate related depreciation and amortization (1)	16,687	16,061
FFO	$21,864	$22,851

(1)          Amount for the fiscal quarter ended March 23, 2007 includes $0.3 million of depreciation expense included in discontinued operations.

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

Investment in Hotels.  Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are initially recorded at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Accounting for Yield Support. Marriott has provided us with operating cash flow guarantees for certain hotels to fund shortfalls of actual hotel operating income, which is net of management fees, compared to a negotiated target net operating income. We refer to these guarantees as “yield support”. Yield support received is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

The operations of hotels historically have been seasonal depending on location, and accordingly, we expect some seasonality in our business. Historically, we have experienced approximately two-thirds of our annual income in the second and fourth fiscal quarters.

New Accounting Pronouncements Not Yet Implemented

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities. We do not expect the unimplemented provisions of SFAS 157 to have a material impact on our results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), significantly changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. We are currently evaluating the impact of the adoption of SFAS 141R, which includes the expensing of transaction costs incurred to acquire assets.           SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.

Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We currently do not have any minority interests and, as such, do not expect SFAS 160 to have a material impact on our results of operations, financial position or cash flows.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect SFAS 161 to have a material impact on our results of operations, financial position or cash flows.

Item 3.           Qualitative Disclosure about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at March 21, 2008 was approximately $837.8 million, of which $19.0 million or 2.3% was variable rate debt. As of March 21, 2008, the fair value of the $818.8 million of fixed-rate debt was approximately $752.8 million. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $41.6 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $45.1 million.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares the May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2008	—	$—	—	4,800,000
February 1-29, 2008	24,770	13.24	—	4,800,000
March 1-21, 2008	—	—	—	4,800,000
Total	24,770	$13.24	—

(1)          Includes shares surrendered to the Company in connection with vesting of restricted stock as payment of taxes.

(2)          On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. As of April 28, 2008, we have not repurchased any shares under this program and have approximately 94.8 million shares outstanding.

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

10.1	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)

10.2	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company
April 28, 2008

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Senior Vice President, Chief Accounting Officer and Corporate Controller	Executive Vice President, General Counsel and Corporate Secretary