Form 10-Q
period 2008-06-13
DiamondRock Hospitality Co
filed 2008-07-22
CIK 1298946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 13, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 92,173,815 shares of its $0.01 par value common stock outstanding as of July 22, 2008.

INDEX

PART I. FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of June 13, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations For the Fiscal Quarters ended June 13, 2008 and June 15, 2007 and the Periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007	2

	Condensed Consolidated Statements of Cash Flows For the Periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007	3

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	30

Item 6.	Exhibits	30

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 13, 2008 and December 31, 2007

(in thousands, except share amounts)

	June 13, 2008	December 31, 2007
	(Unaudited)

ASSETS
Property and equipment, at cost	$2,123,272	$2,086,933
Less: accumulated depreciation	(182,922)	(148,101)

	1,940,350	1,938,832

Deferred financing costs, net	3,652	4,020
Restricted cash	34,138	31,736
Due from hotel managers	72,460	68,153
Favorable lease assets, net	41,721	42,070
Prepaid and other assets	21,065	17,043
Cash and cash equivalents	24,937	29,773

Total assets	$2,138,323	$2,131,627

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$823,117	$824,526
Senior unsecured credit facility	32,000	—
Total debt	855,117	824,526

Deferred income related to key money, net	20,631	15,884
Unfavorable contract liabilities, net	85,329	86,123
Due to hotel managers	36,048	36,910
Dividends declared and unpaid	23,923	22,922
Accounts payable and accrued expenses	59,309	64,980

Total other liabilities	225,240	226,819

Shareholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 94,535,000 and 94,730,813 shares issued and outstanding at June 13, 2008 and December 31, 2007, respectively	945	947
Additional paid-in capital	1,144,108	1,145,511
Accumulated deficit	(87,087)	(66,176)

Total shareholders’ equity	1,057,966	1,080,282

Total liabilities and shareholders’ equity	$2,138,323	$2,131,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Quarters Ended June 13, 2008 and June 15, 2007 and

the Periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007

(in thousands, except per share amounts)

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Rooms	$116,011	$114,252	$201,938	$199,006
Food and beverage	55,532	54,275	95,614	95,722
Other	9,473	9,417	16,327	15,429
Total revenues	181,016	177,944	313,879	310,157

Operating Expenses:

Rooms	26,249	25,146	47,408	45,259
Food and beverage	36,377	35,745	65,305	64,232
Management fees	8,048	7,882	13,013	13,063
Other hotel expenses	55,189	54,043	101,641	97,835
Depreciation and amortization	18,069	17,371	34,756	33,169
Corporate expenses	3,345	3,273	6,305	6,422
Total operating expenses	147,277	143,460	268,428	259,980
Operating profit	33,739	34,484	45,451	50,177

Other Expenses (Income):

Interest income	(332)	(666)	(770)	(1,260)
Interest expense	11,430	11,884	22,125	23,379
Total other expenses	11,098	11,218	21,355	22,119

Income before income taxes	22,641	23,266	24,096	28,058

Income tax (provision) benefit	(886)	(3,160)	2,836	(1,580)

Income from continuing operations	21,755	20,106	26,932	26,478

Income from discontinued operations, net of tax	—	407	—	825
Net income	$21,755	$20,513	$26,932	$27,303

Earnings per share:

Continuing operations	$0.23	$0.21	$0.28	$0.28
Discontinued operations	—	0.00	—	0.01
Basic and diluted earnings per share	$0.23	$0.21	$0.28	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007

(in thousands)

	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$26,932	$27,303
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	34,756	33,704
Corporate asset depreciation as corporate expenses	75	79
Non-cash ground rent	3,550	3,594
Non-cash financing costs as interest	372	349
Amortization of debt premium and unfavorable contract liabilities	(794)	(868)
Amortization of deferred income	(253)	(164)
Stock-based compensation	1,567	2,097
Yield support received	797	1,741
Non-cash yield support recognized	—	(189)
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,022)	(460)
Restricted cash	(582)	530
Due to/from hotel managers	(5,966)	(10,650)
Accounts payable and accrued expenses	(8,455)	(3,630)
Net cash provided by operating activities	47,977	53,436

Cash flows from investing activities:
Hotel acquisitions	—	(331,325)
Receipt of deferred key money	5,000	—
Hotel capital expenditures	(36,766)	(22,549)
Change in restricted cash	(1,820)	(564)
Net cash used in investing activities	(33,586)	(354,438)

Cash flows from financing activities:
Repayments of credit facility	(15,000)	(35,000)
Draws on credit facility	47,000	61,500
Scheduled mortgage debt principal payments	(1,413)	(1,707)
Payment of financing costs	—	(1,113)
Proceeds from sale of common stock	—	317,935
Payment of costs related to sale of common stock	—	(380)
Share repurchases	(3,184)	—
Payment of dividends	(46,630)	(36,658)
Net cash (used in) provided by financing activities	$(19,227)	$304,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007

(in thousands)

	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
	(Unaudited)	(Unaudited)
Net (decrease) increase in cash and cash equivalents	$(4,836)	$3,575
Cash and cash equivalents, beginning of period	29,773	19,691
Cash and cash equivalents, end of period	$24,937	$23,266

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$24,176	$24,716
Cash paid for income taxes	$861	$340
Capitalized interest	$183	$—

Non-Cash Financing Activities:

Unpaid dividends	$23,923	$22,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1.    Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that owns twenty hotels and resorts.  The Company is committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States.  The Company’s hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).

The Company owns, as opposed to operates, its hotels.  As an owner, the Company receives all of the operating profits or losses generated by its hotels, after paying the hotel managers a fee based on the revenues and profitability of the hotels and reimbursing all of their direct and indirect operating costs.  As of June 13, 2008, the Company owned twenty hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

The Company conducts its business through a traditional umbrella partnership REIT, or UPREIT, in which the Company’s hotel properties are owned by subsidiaries of its operating partnership, DiamondRock Hospitality Limited Partnership. The Company is the sole general partner of its operating partnership and currently owns, either directly or indirectly, all of the limited partnership units of the operating partnership.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position as of June 13, 2008, and the results of the Company’s operations for the fiscal quarters ended June 13, 2008 and June 15, 2007 and for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007 and cash flows for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007.   Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Intangible Assets

Intangible assets are recorded on non-market contracts assumed as part of the acquisition of certain hotels. The Company records intangible assets at fair value on the acquisition date.   Intangible assets with definite lives are amortized using the straight-line method over the remaining non-cancelable term of the contract.  The Company does not amortize intangible assets with indefinite useful lives, but reviews these assets for impairment if events or circumstances indicate that the asset may be impaired.

Favorable Lease Assets and Unfavorable Contract Liabilities

The Company reviews the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to a market agreement at the acquisition date.  Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized over the term of the agreement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with various high credit-quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

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

3.    Property and Equipment

Property and equipment as of June 13, 2008 (unaudited) and December 31, 2007 consists of the following (in thousands):

	June 13, 2008	December 31, 2007
Land	$219,590	$219,590
Land improvements	7,994	7,994
Buildings	1,654,027	1,630,793
Furniture, fixtures and equipment	238,827	213,348
CIP and corporate office equipment	2,834	15,208
	2,123,272	2,086,933
Less: accumulated depreciation	(182,922)	(148,101)
	$1,940,350	$1,938,832

As of June 13, 2008 and December 31, 2007, the Company had accrued capital expenditures of $10.4 million and $10.8 million, respectively.

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

Share Repurchase Program

On February 27, 2008, the Company’s Board of Directors authorized a program to repurchase up to 4.8 million shares of its common stock.  The common stock may be purchased in the open market or through private transactions, dependent upon market conditions.  The plan does not obligate the Company to repurchase any specific number of shares and may be suspended at any time at its discretion.  As of July 21, 2008, the Company has purchased 2.8 million shares under this program for an average price of $10.74 per share.  The Company has retired all shares purchased under the program on the settlement date.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 13, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plans

As of June 13, 2008, the Company has issued or committed to issue 1,493,491 shares of its common stock under its 2004 Stock Option and Incentive Plan, as amended, including 474,701 shares of unvested restricted common stock and a commitment to issue 445,185 units of deferred common stock.

Restricted Stock Awards

As of June 13, 2008, the Company’s officers and employees have been awarded 1,338,246 shares of restricted common stock, including those shares that have since vested.  Shares issued to the Company’s officers and employees vest over a three-year period from the date of the grant based on continued employment.  The Company measures compensation expense for the restricted stock awards based upon the fair market value of its common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

A summary of the Company’s restricted stock awards from January 1, 2006 to June 13, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2006	747,000	$10.04
Granted	197,360	15.91
Vested	(482,833)	10.02
Unvested balance at December 31, 2006	461,527	12.57
Granted	199,885	17.99
Vested	(314,787)	11.27
Unvested balance at December 31, 2007	346,625	16.88
Granted	194,001	12.59
Vested	(65,925)	18.00
Unvested balance at June 13, 2008	474,701	$14.97

The remaining share awards will vest as follows: 81,658 shares during 2008, 197,076 shares during 2009, 131,296 shares during 2010 and 64,671 during 2011.  As of June 13, 2008, the unrecognized compensation cost related to restricted stock awards was $5.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months.  For the fiscal quarters ended June 13, 2008 and June 15, 2007, the Company recorded $0.7 million and $1.1 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, the Company recorded $1.4 million and $2.1 million, respectively, of compensation expense related to restricted stock awards.

Deferred Stock Awards

At the time of the Company’s initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers.  These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date.  As of June 13, 2008, the Company has a commitment to issue 445,185 shares under this plan.  The share commitment increased from 382,500 to 445,185 since the Company’s initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of the Company’s common stock.  No expense has been recognized during 2008 or 2007 for these awards.  During 2005, the Company recorded $3.7 million of stock based compensation expense related to these awards.

Stock Appreciation Rights and Dividend Equivalent Rights

Beginning in 2008, the equity compensation issued to the Company’s corporate officers included stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”).  The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance.  Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of the Company’s common stock on the exercise date and the “strike price.”  The strike price is equal to the closing price of the Company’s common stock on the SAR grant date.  The Company has also issued one DER for each SAR.  A DER will entitle the holder to the value of dividends issued on one share of common stock.  No dividends will be paid on a DER prior to its vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date.  The DER will terminate upon exercise or expiration of each SAR.  The Company measures compensation expense of the SAR/DER awards based upon the fair market value of these awards at the date of the grant.  Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

On March 4, 2008, the Company issued 300,225 SARs/DERs to its executive officers with an aggregate fair value of approximately $2.0 million.  The strike price of the SARs is $12.59.  For the period from January 1, 2008 to June 13, 2008, the Company has recorded approximately $0.2 million of compensation expense related to the SARs/DERs.  A summary of the Company’s unvested SARs/DERs as of June 13, 2008 is as follows:

	Number of SARs/DERs	Weighted- Average Grant Date Fair Value
Balance at January 1, 2008	—	$—
Granted	300,225	6.62
Vested	—	—

Balance at June 13, 2008	300,225	$6.62

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic Earnings per Share Calculation:
Numerator:
Net income	$21,755	$20,513	$26,932	$27,303
Less: dividends on unvested restricted common stock	(119)	(158)	(237)	(241)

Net income after dividends on unvested restricted common stock	21,636	20,355	26,695	27,062
Less: discontinued operations	—	(407)	—	(825)

Net income from continuing operations after dividends on unvested restricted common stock	$21,636	$19,948	$26,695	$26,237

Weighted-average number of common shares outstanding—basic	95,212,142	94,946,628	95,195,961	93,089,822

Basic earnings per share:
Continuing operations	$0.23	$0.21	$0.28	$0.28
Discontinued operations	—	0.00	—	0.01
Total	$0.23	$0.21	$0.28	$0.29

Diluted Earnings per Share Calculation:
Numerator:
Net income	$21,755	$20,513	$26,932	$27,303
Less: dividends on unvested restricted common stock	(119)	(158)	(237)	(241)

Net income after dividends on unvested restricted common stock	21,636	20,355	26,695	27,062
Less: discontinued operations	—	(407)	—	(825)

Net income from continuing operations after dividends on unvested restricted common stock	$21,636	$19,948	$26,695	$26,237

Weighted-average number of common shares outstanding—basic	95,212,142	94,946,628	95,195,961	93,089,822
Unvested restricted common stock	46,406	345,214	80,061	372,846
Unvested SARs	—	—	—	—

Weighted-average number of common shares outstanding—diluted	95,258,548	95,291,842	95,276,022	93,462,668

Diluted earnings per share:
Continuing operations	$0.23	$0.21	$0.28	$0.28
Discontinued operations	—	0.00	—	0.01
Total	$0.23	$0.21	$0.28	$0.29

7.    Debt

The Company has incurred limited recourse, property specific mortgage debt in conjunction with certain of its hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company.   As of June 13, 2008, twelve of the Company’s twenty hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent.  As of June 13, 2008, the Company was in compliance with the financial covenants of its mortgage debt.

The following table sets forth information regarding the Company’s debt as of June 13, 2008 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$41,751	5.195%
Marriott Salt Lake City Downtown	35,077	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	28,789	5.11%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites	5,000	LIBOR + 0.95 (3.33% as of June 13, 2008)

Total mortgage debt	823,117
Senior unsecured credit facility	32,000	LIBOR + 0.95 (3.40% as of June 13, 2008)

Total debt	$855,117

Weighted-Average Interest Rate		5.5%

The Company is party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011.  The Company may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions.

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon the Company’s level of outstanding indebtedness in relation to the value of its assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	Less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 13, 2008

Maximum leverage ratio	65%	35.6%
Minimum fixed charge coverage ratio	1.6x	3.9x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	4.3%

The Facility requires that the Company maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
	Covenant	June 13, 2008

Minimum implied debt service ratio	1.5x	24.9x
Maximum unencumbered leverage ratio	65%	3.7%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$869.0 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

In addition to the interest payable on amounts outstanding under the Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and

0.125% if the unused portion of the Facility is less than 50%.  The Company incurred interest and unused credit facility fees on the Facility of $0.4 million and $0.6 million for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively and $0.6 million and $1.0 million for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, respectively.  As of June 13, 2008, the Company had $32.0 million outstanding under the Facility.  Subsequent to June 13, 2008, the Company drew an additional $34 million, net, under the Facility.

8.    Discontinued Operations

On December 21, 2007, the Company sold the SpringHill Suites Atlanta Buckhead for $36.0 million, resulting in a gain of approximately $3.8 million, net of $0.1 million of income taxes.  The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (in thousands):

	Fiscal Quarter Ended June 15, 2007	Period from January 1, 2007 to June 15, 2007

Revenues	$1,600	$3,122

Pre-tax income from operations	342	685
Income tax benefit	65	140
Income from discontinued operations	$407	$825

9.      Dividends

 The Company pays quarterly cash dividends to common stockholders at the discretion of its Board of Directors.  The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend per Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25

10.    Transactions with Hotel Managers

Key Money

Marriott has contributed to the Company certain amounts in exchange for the right to manage hotels the Company has acquired or for the completion of certain brand enhancing capital projects.  The Company refers to these amounts as “key money.”  Marriott has provided the Company with key money of approximately $22 million in the aggregate in connection with the acquisitions of six of its hotels, $10 million of which was offered for the Chicago Marriott in exchange for a commitment to complete the renovation of certain public spaces and meeting rooms at the hotel.  The Company received $5 million during the third fiscal quarter of 2007 and the remaining $5 million in January 2008.

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

Income Taxes

The Company had no accruals for tax uncertainties as of June 13, 2008 and December 31, 2007.  As of June 13, 2008, all of the Company’s federal income tax returns and state tax returns for the jurisdictions in which the Company’s hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

13.   Subsequent Event

On July 7, 2008, the Company announced that Mark W. Brugger had been named Chief Executive Officer, effective September 1, 2008.  After that date, William W. McCarten, the Company’s current Chief Executive Officer and Chairman of the Board of Directors, will continue in his role as Executive Chairman.  In addition, the Board of Directors has announced that, effective September 1, 2008, it will expand the Board of Directors from 6 members to 7 members in connection with the appointment of Mr. Brugger as a member of the Board of Directors.

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

Overview

We are a lodging focused real estate company that owns, as of July 22, 2008, twenty premium hotels and resorts which contain approximately 9,600 guestrooms.  We are committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States.  Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton).

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

We believe that higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

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

As of June 13, 2008, 95.7% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.5%, and a weighted-average maturity of 6.9 years.  As of June 13, 2008, we had $855.1 million of debt outstanding, representing a net debt-to-enterprise value ratio of 42.1%, which is calculated as our net debt (debt less unrestricted cash) divided by our enterprise value, which is our market capitalization plus net debt.

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

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels.  During 2006, 2007 and the period from January 1, 2008 to June 13, 2008, we completed a significant amount of capital reinvestment in our hotels – completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort and Westin Atlanta North at Perimeter) to a total renovation and repositioning of the hotel (Torrance Marriott South Bay and the Oak Brook Hills Marriott Resort) to the addition of new meeting space, spa or restaurant repositioning (Westin Boston Waterfront, Chicago Marriott and Marriott Griffin Gate Resort).  By the end of 2008, we expect to have fully renovated nearly all of the hotels in our portfolio.  In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption at our hotels.

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

• Occupancy percentage;

• Average Daily Rate (or ADR);

• Revenue per Available Room (or RevPAR);

• Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA); and

• Funds From Operations (or FFO).

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the fiscal quarter ended June 13, 2008, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for each of our hotels for the period from January 1, 2008 to June 13, 2008.  The percent change from 2007 RevPAR for the period from January 1, 2007 to June 15, 2007 includes the results of the Westin Boston Waterfront Hotel for the period prior to our acquisition of the hotel.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2007 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	66.3%	$211.34	$140.11	(8.2)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	86.1	116.78	100.57	5.9
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	62.9	196.66	123.76	5.1
Renaissance Waverly Hotel	Atlanta, Georgia	521	71.1	146.55	104.26	0.3
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	70.6	136.27	96.20	(0.2)
Renaissance Worthington	Fort Worth, Texas	504	78.0	183.37	143.00	3.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	84.3	282.31	238.12	(1.3)
Renaissance Austin Hotel	Austin, Texas	492	72.6	161.53	117.26	(9.2)
Torrance Marriott South Bay	Los Angeles County, California	487	79.5	127.42	101.28	11.0
Orlando Airport Marriott	Orlando, Florida	486	79.9	129.02	103.12	(1.3)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	61.8	139.65	86.28	2.5
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	49.2	131.72	64.84	(7.7)
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	64.1	147.24	94.33	(4.7)
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	71.7	306.63	219.79	7.0
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	62.8	153.12	96.10	(1.0)
Courtyard Manhattan/Midtown East	New York, New York	312	89.0	286.94	255.38	8.5
Conrad Chicago (1)	Chicago, Illinois	311	68.5	228.80	156.80	8.9
Bethesda Marriott Suites	Bethesda, Maryland	272	72.1	198.56	143.20	3.9
Courtyard Manhattan/Fifth Avenue	New York, New York	185	87.5	288.86	252.71	8.8
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	64.9	209.34	135.96	3.8

TOTAL/WEIGHTED AVERAGE		9,586	72.3%	$180.48	$130.53	1.0%

(1)   The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis.  The period from January 1, 2008 to June 13, 2008 includes the operations for the period from January 1, 2008 to May 31, 2008 for these five hotels.

Recent Development

On July 7, 2008, we announced that Mark W. Brugger had been named Chief Executive Officer, effective September 1, 2008.  After that date, William W. McCarten, our current Chief Executive Officer and Chairman of the Board of Directors, will continue in his role as Executive Chairman.  In addition, the Board of Directors has announced that, effective September 1, 2008, it will expand the Board of Directors from 6 members to 7 members in connection with the appointment of Mr. Brugger as a member of the Board of Directors.

Outlook

After several years of above-average growth in the lodging industry, the operating environment has become challenging.  The economic drivers that impact underlying lodging demand, such as GDP growth, corporate earnings, consumer confidence and employment, have deteriorated during the first half of 2008.  We believe that such economic drivers may remain weak or further weaken in the second half of the year and into 2009.  The decline in these lodging demand drivers has resulted in a significantly lower revenue growth rate for our hotels, and thus we currently project that our total revenue from continuing operations will contract during the second half of 2008 compared to the same period in 2007.  We have a strong balance sheet and have maintained one of the lowest levels of leverage in the industry.

Furthermore, we believe that slowing economy and its impact on demand drivers has resulted in lower transient demand in the lodging industry, primarily from the customers in the corporate and leisure segments that comprise approximately 60% of our room sales.   In an uncertain economy where consumers and corporations have a negative outlook, it is very difficult to accurately forecast the behavior of these individual travelers, but it is clear that lodging demand has declined compared to the prior year.  We believe that a number of these individual travelers will continue to postpone or eliminate travel, or travel on a reduced budget, until consumer and business sentiment improves.   As a result, we currently expect full year RevPAR to contract by 1 to 3 percent.

Moreover, while we are taking cost containment measures at our hotels certain of our cost categories are increasing at a rate greater than the current rate of inflation, including wages, benefits, utilities and real estate taxes.  The combination of declining revenues and increasing operating costs will impact our operating results over the next several fiscal quarters and into 2009.  In addition, certain of our markets will experience new hotel supply in 2009, the most significant of which is in Fort Worth, Texas, where we have one hotel.

Although negative operating trends are likely to extend for some period of time, we expect operating results to improve when the general economy improves.

Results of Operations

As of June 13, 2008, we owned twenty hotels. Our total assets were $2.1 billion as of June 13, 2008. Total liabilities were $1.1 billion as of June 13, 2008, including $855.1 million of debt. Shareholders’ equity was approximately $1.1 billion as of June 13, 2008. Our total assets were $2.1 billion as of December 31, 2007. Total liabilities were $1.1 billion as of December 31, 2007, including $824.5 million of debt. Shareholders’ equity was approximately $1.1 billion as of December 31, 2007.

Comparison of the Fiscal Quarter Ended June 13, 2008 to the Fiscal Quarter Ended June 15, 2007

Our net income for the fiscal quarter ended June 13, 2008 was $21.8 million compared to $20.5 million for the fiscal quarter ended June 15, 2007.

Revenue.    Revenue from continuing operations consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively, consist of the following (in thousands):

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007

Rooms	$116,011	$114,252
Food and beverage	55,532	54,275
Other	9,473	9,417
Total revenues	$181,016	$177,944

Our total revenues from continuing operations increased $3.1 million, from $177.9 million for the fiscal quarter ended June 15, 2007 to $181.0 million for the fiscal quarter ended June 13, 2008.  This increase is primarily the result of a 1.5 percent RevPAR increase at our hotels driven by a 2.2 percent increase in the average daily rate and a 0.5 percent decrease in occupancy.  The performance of our hotels varied by market. For instance, our New York City and Chicago markets were stronger while certain of our other markets, including Atlanta and Boston, were softer.

Individual hotel revenues for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively, consist of the following (in millions):

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007	Increase (Decrease)

Chicago Marriott	$28.3	$26.9	$1.4
Westin Boston Waterfront Hotel (1)	19.0	19.6	(0.6)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	16.5	16.3	0.2
Los Angeles Airport Marriott	13.5	12.9	0.6
Renaissance Worthington	10.0	9.5	0.5
Renaissance Waverly Hotel	8.6	8.4	0.2
Renaissance Austin Hotel	8.5	9.0	(0.5)
Courtyard Manhattan/Midtown East	7.8	7.5	0.3
Marriott Griffin Gate Resort	7.6	7.5	0.1
Vail Marriott Mountain Resort & Spa (1)	7.3	6.9	0.4
Conrad Chicago (1)	7.3	6.6	0.7
Oak Brook Hills Marriott Resort	6.8	7.0	(0.2)
Torrance Marriott South Bay	6.0	5.8	0.2
Salt Lake City Marriott Downtown	5.9	5.5	0.4
Orlando Airport Marriott	5.8	6.2	(0.4)
Bethesda Marriott Suites	4.7	4.7	—
The Lodge at Sonoma, a Renaissance Resort & Spa	4.7	4.4	0.3
Westin Atlanta North at Perimeter (1)	4.6	5.3	(0.7)
Courtyard Manhattan/Fifth Avenue	4.4	4.1	0.3
Marriott Atlanta Alpharetta	3.7	3.8	(0.1)
Total	$181.0	$177.9	$3.1

(1)   The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis.  The fiscal quarters ended June 13, 2008 and June 15, 2007 include the operations for the period from March 1, 2008 to May 31, 2008 and March 1, 2007 to May 31, 2007, respectively, for these five hotels.

The following are the pro forma key hotel operating statistics for our hotels for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively.

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007	% Change
Occupancy %	75.7%	76.2%	(0.5) percentage points
ADR	$186.53	$182.60	2.2%
RevPAR	$141.20	$139.14	1.5%

Hotel operating expenses.    Hotel operating expenses from continuing operations consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively, consist of the following (in millions):

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007
Rooms departmental expenses	$26.2	$25.1
Food and beverage departmental expenses	36.4	35.7
Other hotel expenses	47.5	46.4
Base management fees	5.0	4.9
Yield support	—	(0.1)
Incentive management fees	3.0	3.1
Property taxes	5.5	5.4
Ground rent—Contractual	0.5	0.4
Ground rent—Non-cash	1.8	1.9
Total hotel operating expenses	$125.9	$122.8

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition.  Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.  Our depreciation and amortization expense increased $0.7 million from $17.4 million for the fiscal quarter ended June 15, 2007 to $18.1 million for the fiscal quarter ended June 13, 2008 due to increased capital expenditures in 2008, primarily consisting of the capital projects at the Chicago Marriott and the Westin Boston Waterfront Hotel.

Corporate expenses.    Our corporate expenses were $3.3 million for the fiscal quarters ended June 15, 2007 and June 13, 2008.  Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.

Interest expense.    Our interest expense decreased $0.5 million from $11.9 million for the fiscal quarter ended June 15, 2007 to $11.4 million for the fiscal quarter ended June 13, 2008.  The decrease in interest expense is primarily attributable to the refinancing of our mortgage on the Bethesda Marriott in 2007, which resulted in reduced borrowings at a lower interest rate, and a lower interest rate on the outstanding borrowings under our credit facility during the second fiscal quarter of 2008.   The 2008 interest expense is comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.4 million). The 2007 interest expense is comprised of mortgage debt ($11.2 million), amortization of deferred financing costs ($0.1 million) and interest and unused facility fees on our credit facility ($0.6 million).

As of June 13, 2008, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of June 13, 2008 on the outstanding balance under our credit facility was 3.40% as compared to 6.27% as of June 15, 2007.  We had $32.0 million drawn on the credit facility as of June 13, 2008.  Subsequent to June 13, 2008, we drew an additional $34.0 million, net, under the credit facility.  Our weighted-average interest rate on all debt as of June 13, 2008 was 5.5%.

Interest income.  Interest income decreased $0.4 million from $0.7 million for the fiscal quarter ended June 15, 2007 to $0.3 million for the fiscal quarter ended June 13, 2008 primarily due to lower interest rates earned on our corporate cash in 2008.

Discontinued operations.  Income from discontinued operations for the fiscal quarter ended June 15, 2007 was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007.

Income taxes.    We recorded an income tax expense for income from continuing operations of $0.9 million and $3.2 million for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively.   The second quarter 2008 income tax expense was incurred on the $0.6 million pre-tax income of our taxable REIT subsidiary, or TRS, for the fiscal quarter ended June 13, 2008, together with foreign income tax expense of $0.5 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.  The second quarter 2007 income tax expense was incurred on the $7.4 million pre-tax income of our TRS for the fiscal quarter ended June 15, 2007, together with foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Comparison of the Period from January 1, 2008 to June 13, 2008 to the Period from January 1, 2007 to June 15, 2007

Our net income for the period from January 1, 2008 to June 13, 2008 was $26.9 million compared to $27.3 million for the period from January 1, 2007 to June 15, 2007.

Revenue.    Revenue from continuing operations consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, respectively, consist of the following (in thousands):

	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007

Rooms	$201,938	$199,006
Food and beverage	95,614	95,722
Other	16,327	15,429
Total revenues	$313,879	$310,157

Our total revenues from continuing operations increased $3.7 million, from $310.2 million for the period from January 1, 2007 to June 15, 2007 to $313.9 million for the period from January 1, 2008 to June 13, 2008.   The increase is primarily due to a 1.0 percent increase in RevPAR, driven by a 2.7 percent increase in average daily rate and a 1.2 percent decrease in occupancy.  Throughout the first half of 2008 our hotels experienced a wide range in operating performance, varying by market.  The results for the period from January 1, 2008 to June 13, 2008 were significantly impacted by the performance of the Chicago Marriott Downtown, which experienced both disruption from a substantial renovation as well as a weak convention calendar during the first quarter of 2008, partially offset by a stronger market during the second quarter of 2008.

Individual hotel revenues for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, respectively, consist of the following (in millions):

	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007	Increase (Decrease)

Chicago Marriott	$39.2	$44.3	$(5.1)
Los Angeles Airport Marriott	27.9	27.2	0.7
Westin Boston Waterfront Hotel (1)(2)	27.9	23.6	4.3
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	27.7	27.1	0.6
Renaissance Worthington	19.5	19.2	0.3
Renaissance Waverly Hotel	17.3	17.5	(0.2)
Renaissance Austin Hotel	16.7	17.7	(1.0)
Vail Marriott Mountain Resort & Spa (1)	15.6	14.6	1.0
Courtyard Manhattan/Midtown East	13.8	12.7	1.1
Orlando Airport Marriott	13.4	13.3	0.1
Salt Lake City Marriott Downtown	12.3	12.3	—
Torrance Marriott South Bay	11.7	10.8	0.9
Marriott Griffin Gate Resort	11.6	11.5	0.1
Oak Brook Hills Marriott Resort	10.1	10.5	(0.4)
Conrad Chicago (1)	9.8	9.0	0.8
Westin Atlanta North at Perimeter (1)	8.3	8.7	(0.4)
Bethesda Marriott Suites	8.3	8.2	0.1
Courtyard Manhattan/Fifth Avenue	7.8	7.2	0.6
The Lodge at Sonoma, a Renaissance Resort & Spa	7.7	7.4	0.3
Marriott Atlanta Alpharetta	7.3	7.4	(0.1)
Total	$313.9	$310.2	$3.7

(1)   The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis.  The periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007 include the operations for the period from January 1, 2008 to May 31, 2008 and January 1, 2007 to May 31, 2007, respectively, for these five hotels.

(2)   The Westin Boston Waterfront Hotel was acquired on January 31, 2007.  The period from January 1, 2007 to June 15, 2007, includes the operations for the period from January 31, 2007 (date of acquisition) to May 31, 2007.

The following are the pro forma key hotel operating statistics for our hotels for the period from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, respectively.  The pro forma hotel operating statistics presented below include the results of operations of the Westin Boston Waterfront Hotel under previous ownership for the period from January 2, 2007 to January 30, 2007.

	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007	% Change
Occupancy %	72.3%	73.5%	(1.2) percentage points
ADR	$180.48	$175.76	2.7%
RevPAR	$130.53	$129.19	1.0%

Hotel operating expenses.    Hotel operating expenses from continuing operations consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, respectively, consist of the following (in millions):

	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
Rooms departmental expenses	$47.4	$45.3
Food and beverage departmental expenses	65.3	64.2
Other hotel expenses	86.6	83.1
Base management fees	8.6	8.5
Yield support	—	(0.1)
Incentive management fees	4.4	4.7
Property taxes	10.6	10.3
Ground rent—Contractual	1.0	0.8
Ground rent—Non-cash	3.5	3.6
Total hotel operating expenses	$227.4	$220.4

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition.  Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.  Our depreciation and amortization expense increased $1.6 million from $33.2 million for the period from January 1, 2007 to June 15, 2007 to $34.8 million for the period from January 1, 2008 to June 13, 2008 due to increased capital expenditures in 2008 primarily consisting of the capital projects at the Chicago Marriott and the Boston Westin.

Corporate expenses.    Our corporate expenses decreased from $6.4 million for the period from January 1, 2007 to June 15, 2007 to $6.3 million for the period from January 1, 2008 to June 13, 2008 primarily due to lower stock compensation expense in 2008 partially offset by higher legal and payroll costs.  Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.

Interest expense.    Our interest expense decreased $1.3 million from $23.4 million for the period from January 1, 2007 to June 15, 2007 to $22.1 million for the period from January 1, 2008 to June 13, 2008.  The decrease in interest expense is primarily attributable to the refinancing of our mortgage on the Bethesda Marriott in 2007, which resulted in reduced borrowings at a lower interest rate and a lower interest rate on outstanding borrowings under our credit facility during the period from January 1, 2008 to June 13, 2008.   The 2008 interest expense is comprised of mortgage debt ($21.1 million), amortization of deferred financing costs ($0.4 million) and interest and unused facility fees on our credit facility ($0.6 million). The 2007 interest expense is comprised of mortgage debt ($22.1 million), amortization of deferred financing costs ($0.3 million) and interest and unused facility fees on our credit facility ($1.0 million).

As of June 13, 2008, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of June 13, 2008 on our outstanding balance under our credit facility was 3.40% as compared to 6.27% as of June 15, 2007.  We had $32.0 million drawn on the credit facility as of June 13, 2008.  Subsequent to June 13, 2008, we drew an additional $34 million, net, under the credit facility.  Our weighted-average interest rate on all debt as of June 13, 2008 was 5.5%.

Interest income.  Interest income decreased $0.5 million from $1.3 million for the period from January 1, 2007 to June 15, 2007 to $0.8 million for the period from January 1, 2008 to June 13, 2008 primarily due to lower interest rates earned on our corporate cash in 2008.

Discontinued operations.  Income from discontinued operations for the period from January 1, 2007 to June 15, 2007 was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007.

Income taxes.    We recorded an income tax benefit of $2.8 million for the period from January 1, 2008 to June 13, 2008 and an income tax expense of $1.6 million for the period January 1, 2007 to June 15, 2007, respectively.   The 2008 income tax benefit was incurred on the $9.9 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the period from January 1, 2008 to June 13, 2008, together with foreign income tax expense of $0.9 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.  The 2007 income tax expense was incurred on the $3.1 million pre-tax income of our TRS for the period from January 1, 2007 to June 15, 2007, together with foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status, funds required to purchase shares under our share repurchase program and funds required for corporate expenses as well as to pay for operating expenses and other expenditures directly associated with our hotels, including maintenance and recurring capital expenditures as well as payments of interest and principal. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and short-term borrowings under our credit facility.

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

As of June 13, 2008, 95.7% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.5%, and a weighted-average maturity of 6.9 years. As of June 13, 2008, we had $855.1 million of debt outstanding.

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

Share Repurchase Program

On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock.  The common stock may be purchased in the open market or through private transactions, dependent upon market conditions.  The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.  As of July 21, 2008, we have purchased 2.8 million shares under this program at an average price of $10.74 per share.  We have retired all shares purchased under the program on the settlement date.

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

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 13, 2008

Maximum leverage ratio	65%	35.6%
Minimum fixed charge coverage ratio	1.6x	3.9x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	4.3%

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
	Covenant	June 13, 2008

Minimum implied debt service ratio	1.5x	24.9x
Maximum unencumbered leverage ratio	65%	3.7%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$869.0 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%.  We incurred interest and unused credit facility fees on the Facility of $0.4 million and $0.6 million for the fiscal quarters ended June 13, 2008 and June 15, 2007, respectively and we incurred interest and unused credit facility fees on the Facility of $0.6 million and $1.0 million for the periods from January 1, 2008 to June 13, 2008 and January 1, 2007 to June 15, 2007, respectively.  As of June 13, 2008, we had $32.0 million outstanding on the Facility.  Subsequent to June 13, 2008, we drew an additional $34.0 million, net, under the Facility.

Sources and Uses of Cash

Our principal sources of cash are revenues from operations, borrowing under mortgage financings, draws on the Facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, share repurchases, capital expenditures, operating costs, corporate expenses and dividends.

Cash Provided by Operating Activities.    Our cash provided by operating activities was $48.0 million for the period from January 1, 2008 to June 13, 2008, which is the result of our $26.9 million net income adjusted for the impact of several non-cash charges, including $34.8 million of depreciation, $3.6 million of non-cash ground rent, $0.4 million of amortization of deferred financing costs, $0.8 million of yield support received and $1.6 million of stock compensation, offset by $0.8 million of amortization of unfavorable agreements, $0.3 million of amortization of deferred income and unfavorable working capital changes of $19.0 million.

Our cash provided by operating activities was $53.4 million for the period from January 1, 2007 to June 15, 2007, which is the result of our $27.3 million net income, adjusted for the impact of several non-cash charges, including $33.7 million of depreciation, $3.6 million of non-cash straight line ground rent, $1.7 of yield support received,  $0.3 million of amortization of deferred financing costs, $2.1 million of stock compensation, offset by $0.9 million of amortization of debt premium and unfavorable agreements, and unfavorable working capital changes of $14.2 million.

Cash Used In Investing Activities.    Our cash used in investing activities was $33.6 million for the period from January 1, 2008 to June 13, 2008.  During the period from January 1, 2008 to June 13, 2008, we incurred capital expenditures at our hotels of $36.8 million and a decrease in restricted cash of $1.8 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.

Our cash used in investing activities was $354.4 million for the period from January 1, 2007 to June 15, 2007.  During the period from January 1, 2007 to June 15, 2007, we utilized $331.3 million of cash for the acquisition of the Westin Boston Waterfront Hotel and incurred capital expenditures at our hotels of $22.5 million.

Cash Used In Financing Activities.    Our cash used in financing activities was $19.2 million for the period from January 1, 2008 to June 13, 2008 consisted of $1.4 million of scheduled debt principal payments, $3.2 million of share repurchases and $46.6 million of dividend payments offset by $32.0 million of net draws under our credit facility.

Our cash provided by financing activities for the period from January 1, 2007 to June 15, 2007, primarily consists of $317.6 million of net proceeds from sale of our common stock and $61.5 million in draws under our credit facility.  The cash provided by financing activities for the period from January 1, 2007 to June 15, 2007 was offset by the $35.0 million in repayments of the credit facility, $1.7 million of scheduled debt principal payments, $1.1 million payment of financing costs and $36.7 million of dividend payments.

The following table summarizes our significant financing activities through July 22, 2008:

Transaction Date	Description of Transaction	Amount
Debt:
January	Draw under credit facility	$8.0 million
February	Draw under credit facility	3.0 million
March	Draws under credit facility	23.0 million
April	Draws under credit facility	5.0 million
May	Repayments of credit facility	(15.0 million	)
June	Draws under credit facility	32.0 million
July	Draw under credit facility	18.0 million
July	Repayment of credit facility	(8.0 million	)

Equity:
January	Payment of fourth quarter 2007 dividends	(22.8 million	)
April	Payment of first quarter 2008 dividends	(23.8 million	)
June	Payment of second quarter 2008 dividends	(23.8 million	)
June	Share repurchases	(14.1 million	)
July	Share repurchases	(16.3 million	)

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

 We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors.  The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend per Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25

Capital Expenditures

The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of June 13, 2008, we have set aside $32.2 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

We have and continue to make significant capital investments in our hotels.  In 2008, we expect to incur approximately $70 to $80 million of capital improvements at our hotels.  We incurred $36.8 million of capital projects in the period from January 1, 2008 to June 13, 2008.  The most significant projects are as follows:

•                     Chicago Marriott Downtown:  We completed a $35 million renovation of the hotel in April 2008.  The renovation, which began in the third quarter of 2007, included a complete redo of all the meeting and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby.

•                     Westin Boston Waterfront: We have completed the construction of additional meeting rooms in the building attached to the hotel in March 2008.  The $19 million project, which began in the third quarter of 2007, included the creation of over 37,000 square feet to meeting/exhibit space.

•                     Conrad Chicago:  We completed a renovation of the guestrooms and corridors during the first quarter and plans to upgrade the arrival experience with a front entrance repositioning to be completed in the fourth quarter of 2008.

•                     Salt Lake City:  We plan to significantly renovate the guestrooms at the hotel in late 2008.

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

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
	(in thousands)

Net income	$21,755	$20,513	$26,932	$27,303
Interest expense	11,430	11,884	22,125	23,379
Income tax provision(benefit)(1)	886	3,095	(2,836)	1,440
Real estate related depreciation and amortization (2)	18,069	17,643	34,756	33,704
EBITDA	$52,140	$53,135	$80,977	$85,826

(1)

Amount for the fiscal quarter ended June 15, 2007 and the period from January 1, 2007 to June 15, 2007 includes $0.1 million and $0.1 million of income tax benefit included in discontinued operations, respectively.

(2)

Amount for the fiscal quarter ended June 15, 2007 and the period from January 1, 2007 to June 15, 2007 includes $0.3 million and $0.5 million of depreciation expense included in discontinued operations, respectively.

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

	Fiscal Quarter Ended June 13, 2008	Fiscal Quarter Ended June 15, 2007	Period from January 1, 2008 to June 13, 2008	Period from January 1, 2007 to June 15, 2007
	(in thousands)

Net income	$21,755	$20,513	$26,932	$27,303
Real estate related depreciation and amortization (1)	18,069	17,643	34,756	33,704
FFO	$39,824	$38,156	$61,688	$61,007

(1)

Amount for the fiscal quarter ended June 15, 2007 and the period from January 1, 2007 to June 15, 2007 includes $0.3 million and $0.5 million of depreciation expense included in discontinued operations, respectively.

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

Stock-based Compensation.   We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment.  We record the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  No awards with performance-based or market-based conditions have been issued.

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

Item 3.   Qualitative Disclosure about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk.  The face amount of our outstanding debt at June 13, 2008 was approximately $855.1 million, of which $37.0 million or 4.3% was variable rate debt. As of June 13, 2008, the fair value of the $818.1 million of fixed-rate debt was approximately $753.4 million.  If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $40.7 million.  On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $44.0 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1-31, 2008	—	$—	—	4,800,000
February 1-29, 2008	24,770	13.24	—	4,800,000
March 1-31, 2008	—	—	—	4,800,000
April 1-30, 2008	—	—	—	4,800,000
May 1-31, 2008	—	—	—	4,800,000
June 1-13, 2008	236,968	11.96	236,968	4,563,032
Total	261,738	$12.08	236,968

(1)	Includes shares surrendered to the Company in connection with vesting of restricted stock as payment of taxes.

(2)

On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. As of July 21, 2008, we have purchased 2.8 million shares under this program at an average price of $10.74 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 24, 2008.  The proposals in front of our stockholders and the results of voting on such proposals were as noted below.

Election of Directors: the following persons were elected as directors for a one-year term and until their respective successors are duly elected and qualified.

	VOTES FOR	VOTES WITHHELD
William W. McCarten	87,913,495	810,665
John L. Williams	86,965,507	1,758,653
Daniel Altobello	87,284,214	1,439,946
W. Robert Grafton	88,249,720	474,440
Maureen L. McAvey	88,251,320	472,840
Gilbert T. Ray	88,250,410	473,750

Ratification of Independent Auditors: the selection of KPMG LLP as our independent auditors for fiscal year ending December 31, 2008 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
88,416,253	302,003	5,903

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

DiamondRock Hospitality Company
July 22, 2008

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Senior Vice President,	Executive Vice President,
Chief Accounting Officer and Corporate Controller	General Counsel and Corporate Secretary