Form 10-Q
period 2008-09-05
DiamondRock Hospitality Co
filed 2008-10-15
CIK 1298946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 5, 2008

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

The registrant had 90,050,264 shares of its $0.01 par value common stock outstanding as of October 15, 2008.

INDEX

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 5, 2008 and December 31, 2007

(in thousands, except share amounts)

	September 5, 2008	December 31, 2007
	(Unaudited)
ASSETS

Property and equipment, at cost	$2,129,552	$2,086,933
Less: accumulated depreciation	(201,214)	(148,101)

	1,928,338	1,938,832

Deferred financing costs, net	3,476	4,020
Restricted cash	35,043	31,736
Due from hotel managers	68,316	68,153
Favorable lease assets, net	41,546	42,070
Prepaid and other assets	19,784	17,043
Cash and cash equivalents	23,642	29,773

Total assets	$2,120,145	$2,131,627

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$822,563	$824,526
Senior unsecured credit facility	76,000	—
Total debt	898,563	824,526

Deferred income related to key money, net	20,501	15,884
Unfavorable contract liabilities, net	84,933	86,123
Due to hotel managers	36,088	36,910
Dividends declared and unpaid	22,778	22,922
Accounts payable and accrued expenses	54,909	64,980

Total other liabilities	219,209	226,819

Shareholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 90,050,264 and 94,730,813 shares issued and outstanding at September 5, 2008 and December 31, 2007, respectively	901	947
Additional paid-in capital	1,099,066	1,145,511
Accumulated deficit	(97,594)	(66,176)

Total shareholders’ equity	1,002,373	1,080,282

Total liabilities and shareholders’ equity	$2,120,145	$2,131,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Fiscal Quarters Ended September 5, 2008 and September 7, 2007 and
the Periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007

(in thousands, except per share amounts)

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Rooms	$106,203	$109,483	$308,141	$308,489
Food and beverage	45,512	47,655	141,126	143,377
Other	9,680	9,379	26,008	24,809

Total revenues	161,395	166,517	475,275	476,675

Operating Expenses:

Rooms	25,422	25,744	72,830	71,003
Food and beverage	32,961	33,837	98,266	98,069
Management fees	6,844	6,759	19,857	19,822
Other hotel expenses	54,116	53,557	155,758	151,393
Depreciation and amortization	18,257	17,205	53,013	50,374
Corporate expenses	3,241	3,271	9,546	9,692

Total operating expenses	140,841	140,373	409,270	400,353

Operating profit	20,554	26,144	66,005	76,322

Other Expenses (Income):

Interest income	(296)	(484)	(1,066)	(1,744)
Interest expense	11,632	11,704	33,757	35,084
Gain on early extinguishment of debt	—	(359)	—	(359)

Total other expenses	11,336	10,861	32,691	32,981

Income before income taxes	9,218	15,283	33,314	43,341

Income tax (provision) benefit	2,994	269	5,830	(1,311)

Income from continuing operations	12,212	15,552	39,144	42,030

Income from discontinued operations, net of tax	—	316	—	1,141

Net income	$12,212	$15,868	$39,144	$43,171

Earnings per share:
Continuing operations	$0.13	$0.16	$0.41	$0.45
Discontinued operations	—	0.01	—	0.01

Basic and diluted earnings per share	$0.13	$0.17	$0.41	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007

(in thousands)

	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$39,144	$43,171
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	53,013	51,193
Corporate asset depreciation as corporate expenses	115	119
Non-cash ground rent	5,321	5,422
Non-cash financing costs as interest	557	531
Gain on early extinguishment of debt, net	—	(359)
Amortization of debt premium and unfavorable contract liabilities	(1,190)	(1,278)
Amortization of deferred income	(383)	(245)
Stock-based compensation	2,620	2,842
Yield support received	797	1,742
Non-cash yield support recognized	—	(601)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,741)	(808)
Restricted cash	(1,935)	(226)
Due to/from hotel managers	(1,782)	(9,232)
Accounts payable and accrued expenses	(7,799)	582

Net cash provided by operating activities	85,737	92,853

Cash flows from investing activities:
Hotel acquisitions	—	(331,325)
Receipt of deferred key money	5,000	5,000
Hotel capital expenditures	(49,703)	(36,245)
Change in restricted cash	(1,372)	776

Net cash used in investing activities	(46,075)	(361,794)

Cash flows from financing activities:
Repayments of credit facility	(23,000)	(52,500)
Draws on credit facility	99,000	91,000
Proceeds from mortgage debt	—	5,000
Repayments of mortgage debt	—	(18,392)
Prepayment penalty on early extinguishment of debt	—	(1,972)
Scheduled mortgage debt principal payments	(1,963)	(2,277)
Payment of financing costs	(13)	(1,236)
Proceeds from sale of common stock	—	317,935
Payment of costs related to sale of common stock	—	(380)
Share repurchases	(49,434)	(2,720)
Payment of dividends	(70,383)	(59,506)

Net cash (used in) provided by financing activities	$(45,793)	$274,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
	(Unaudited)	(Unaudited)
Net (decrease) increase in cash and cash equivalents	$(6,131)	$6,011
Cash and cash equivalents, beginning of period	29,773	19,691

Cash and cash equivalents, end of period	$23,642	$25,702

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$33,089	$34,180
Cash paid for income taxes	$861	$430
Capitalized interest	$183	$143

Non-Cash Financing Activities:

Unpaid dividends	$22,778	$22,922

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

The Company owns, as opposed to operates, its hotels.  As an owner, the Company receives all of the operating profits or losses generated by its hotels, after paying the hotel managers a fee based on the revenues and profitability of the hotels and reimbursing all of their direct and indirect operating costs.  As of September 5, 2008, the Company owned twenty hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position as of September 5, 2008, and the results of the Company’s operations for the fiscal quarters ended September 5, 2008 and September 7, 2007 and for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007 and cash flows for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007.   Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

3.    Property and Equipment

Property and equipment as of September 5, 2008 (unaudited) and December 31, 2007 consists of the following (in thousands):

	September 5, 2008	December 31, 2007
Land	$219,590	$219,590
Land improvements	7,994	7,994
Buildings	1,653,896	1,630,793
Furniture, fixtures and equipment	242,975	213,348
CIP and corporate office equipment	5,097	15,208
	2,129,552	2,086,933
Less: accumulated depreciation	(201,214)	(148,101)
	$1,928,338	$1,938,832

As of September 5, 2008 and December 31, 2007, the Company had accrued capital expenditures of $3.8 million and $10.8 million, respectively.

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

Share Repurchase Program

On February 27, 2008, the Company’s Board of Directors authorized a program to repurchase up to 4.8 million shares of its common stock.  As of September 5, 2008, the Company had purchased the full 4.8 million shares under the program at an average price of $10.15 per share.  The Company retired all repurchased shares on their respective settlement dates.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 5, 2008 and December 31, 2007, there were no shares of preferred stock outstanding.

5.    Stock Incentive Plans

As of September 5, 2008, the Company has issued or committed to issue 1,712,473 shares of its common stock under its 2004 Stock Option and Incentive Plan, as amended, including 605,809 shares of unvested restricted common stock and a commitment to issue 454,763 units of deferred common stock.

Restricted Stock Awards

As of September 5, 2008, the Company’s officers and employees have been awarded 1,551,012 shares of restricted common stock, including those shares that have vested.  Shares issued to the Company’s officers and employees vest over a three-year period from the date of the grant based on continued employment, with the exception of one grant made in 2008 that vests in its entirety three years from the grant date.  The Company measures compensation expense for the restricted stock awards based upon the fair market value of its common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

A summary of the Company’s restricted stock awards from January 1, 2006 to September 5, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2006	747,000	$10.04
Granted	197,360	15.91
Vested	(482,833)	10.02
Unvested balance at December 31, 2006	461,527	12.57
Granted	199,885	17.99
Vested	(314,787)	11.27
Unvested balance at December 31, 2007	346,625	16.88
Granted	406,767	10.92
Vested	(147,583)	16.31
Unvested balance at September 5, 2008	605,809	$13.02

The remaining share awards will vest as follows: 197,076 shares during 2009, 131,296 shares during 2010 and 277,437 during 2011.  As of September 5, 2008, the unrecognized compensation cost related to restricted stock awards was $6.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months.  For the fiscal quarters ended September 5, 2008 and September 7, 2007, the Company recorded $0.7 million of compensation expense related to restricted stock awards. For the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, the Company recorded $2.1 million and $2.8 million, respectively, of compensation expense related to restricted stock awards.

Deferred Stock Awards

At the time of the Company’s initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers.  These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) June 1, 2010 (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited.  The executive officers are restricted from transferring these shares until the end of the Deferral Period.  As of September 5, 2008, the Company has a commitment to issue 454,763 shares under this plan.  The share commitment increased from 382,500 to 454,763 since the Company’s initial public offering because current dividends are not paid out but instead are effectively reinvested at the dividend payment date’s closing price of the Company’s common stock.  No expense has been recognized during 2008 or 2007 for these awards.

Stock Appreciation Rights and Dividend Equivalent Rights

Beginning in 2008, the Company’s corporate officers were awarded stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”).  The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance.  Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of the Company’s common stock on the exercise date and the “strike price.”  The strike price is equal to the closing price of the Company’s common stock on the SAR grant date.  The Company simultaneously issued one DER for each SAR.  The DER entitles the holder to the value of dividends issued on one share of common stock.  No dividends are paid on a DER prior to vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date.  The DER will terminate upon exercise or expiration of each SAR.  The Company measures compensation expense of the SAR/DER awards based upon the fair market value of these awards at the grant date.  Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

On March 4, 2008, the Company issued 300,225 SARs/DERs to its executive officers with an aggregate fair value of approximately $2.0 million.  The strike price of the SARs is $12.59.  For the period from January 1, 2008 to September 5, 2008, the Company recorded approximately $0.4 million of compensation expense related to the SARs/DERs.  A summary of the Company’s unvested SARs/DERs as of September 5, 2008 is as follows:

	Number of SARs/DERs	Weighted- Average Grant Date Fair Value
Balance at January 1, 2008	—	$—
Granted	300,225	6.62
Vested	—	—

Balance at September 5, 2008	300,225	$6.62

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic Earnings per Share Calculation:
Numerator:
Net income	$12,212	$15,868	$39,144	$43,171
Less: dividends on unvested restricted common stock	(151)	(83)	(389)	(324)

Net income after dividends on unvested restricted common stock	12,061	15,785	38,755	42,847
Less: discontinued operations	—	(316)	—	(1,141)

Net income from continuing operations after dividends on unvested restricted common stock	$12,061	$15,469	$38,755	$41,706

Weighted-average number of common shares outstanding—basic	92,425,801	95,086,709	94,261,449	93,760,776

Basic earnings per share:
Continuing operations	$0.13	$0.16	$0.41	$0.45
Discontinued operations	—	0.01	—	0.01
Total	$0.13	$0.17	$0.41	$0.46

Diluted Earnings per Share Calculation:
Numerator:
Net income	$12,212	$15,868	$39,144	$43,171
Less: dividends on unvested restricted common stock	(151)	(83)	(389)	(324)

Net income after dividends on unvested restricted common stock	12,061	15,785	38,755	42,847
Less: discontinued operations	—	(316)	—	(1,141)

Net income from continuing operations after dividends on unvested restricted common stock	$12,061	$15,469	$38,755	$41,706

Weighted-average number of common shares outstanding—basic	92,425,801	95,086,709	94,261,449	93,760,776
Unvested restricted common stock	36,392	57,085	163,168	58,557
Unvested SARs	—	—	—	—

Weighted-average number of common shares outstanding—diluted	92,462,193	95,143,794	94,424,617	93,819,333

Diluted earnings per share:
Continuing operations	$0.13	$0.16	$0.41	$0.45
Discontinued operations	—	0.01	—	0.01
Total	$0.13	$0.17	$0.41	$0.46

7.    Debt

The Company has incurred limited recourse, property specific mortgage debt in conjunction with certain of its hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from the Company.   As of September 5, 2008, twelve of the Company’s twenty hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent.  As of September 5, 2008, the Company was in compliance with the financial covenants of its mortgage debt.

The following table sets forth information regarding the Company’s debt as of September 5, 2008 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$41,581	5.195%
Marriott Salt Lake City Downtown	34,867	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	28,615	5.11%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,500	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites	5,000	LIBOR + 0.95 (3.41% as of September 5, 2008)
Total mortgage debt	822,563
Senior unsecured credit facility	76,000	LIBOR + 0.95 (3.42% as of September 5, 2008)
Total debt	$898,563

Weighted-Average Interest Rate		5.44%

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

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon the Company’s level of outstanding indebtedness in relation to the value of its assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	Less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 5, 2008

Maximum leverage ratio*	65%	40.0%
Minimum fixed charge coverage ratio	1.6x	2.9x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	9.0%

*           “Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of the Company’s corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

The Facility requires that the Company maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
	Covenant	September 5, 2008

Minimum implied debt service ratio	1.5x	9.97x
Maximum unencumbered leverage ratio	65%	10.3%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$737.8 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

In addition to the interest payable on amounts outstanding under the Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%.  The Company incurred interest and unused credit facility fees on the Facility of $0.6 million and $0.7 million for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively and $1.2 million and $1.7 million for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, respectively.  As of September 5, 2008, the Company had $76.0 million outstanding under the Facility.  Subsequent to September 5, 2008, the Company drew an additional $74.0 million under the Facility.

8.    Discontinued Operations

On December 21, 2007, the Company sold the SpringHill Suites Atlanta Buckhead for $36.0 million, resulting in a gain of approximately $3.8 million, net of $0.1 million of income taxes.  The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (in thousands):

	Fiscal Quarter Ended September 7, 2007	Period from January 1, 2007 to September 7, 2007

Revenues	$1,494	$4,616

Pre-tax income from operations	228	913
Income tax benefit	88	228
Income from discontinued operations	$316	$1,141

9.    Dividends

The Company pays quarterly cash dividends to common stockholders at the discretion of its Board of Directors.  The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend per Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25

10.    Transactions with Hotel Managers

Key Money

Marriott has contributed to the Company certain amounts in exchange for the right to manage hotels the Company has acquired or for the completion of certain brand enhancing capital projects.  The Company refers to these amounts as “key money.”  Marriott has provided the Company with an aggregate of approximately $22 million of key money in connection with the acquisitions of six of its hotels, $10 million of which was offered for the Chicago Marriott in exchange for a commitment to complete the renovation of certain public spaces and meeting rooms at the hotel.  The Company received $5 million during the third fiscal quarter of 2007 and the remaining $5 million in January 2008 and completed the required renovation in 2008.

11.    Commitments and Contingencies

Litigation

The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company.  The Company is involved in routine litigation arising out of the ordinary course of business, most of which is expected to be covered by insurance and none of which is expected to have a material impact on its financial condition or results of operations.

Income Taxes

The Company had no accruals for tax uncertainties as of September 5, 2008 and December 31, 2007.  As of September 5, 2008, all of the Company’s federal income tax returns and state tax returns for the jurisdictions in which the Company’s hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

Overview

We are a lodging focused real estate company that owns, as of October 15, 2008, twenty premium hotels and resorts which contain approximately 9,600 guestrooms.  We are committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States.  Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton).

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

As of September 5, 2008, 91.0% of our debt carried fixed interest rates, with a weighted-average interest rate of 5.44%, and a weighted-average maturity of 6.5 years.  As of September 5, 2008, we had $898.6 million of debt outstanding, representing a net debt-to-enterprise value ratio of 50.6%, which is calculated as our net debt (debt less unrestricted cash) divided by our enterprise value, which is our market capitalization plus net debt.

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

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels.  During 2006, 2007 and the period from January 1, 2008 to September 5, 2008, we completed a significant amount of capital reinvestment in our hotels – completing projects that ranged from room renovations (Courtyard Manhattan/Midtown East, Los Angeles Airport Marriott, Bethesda Marriott Suites, Orlando Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort and Westin Atlanta North at Perimeter) to a total renovation and repositioning of the hotel (Torrance Marriott South Bay and the Oak Brook Hills Marriott Resort) to the addition of new meeting space, spa or restaurant repositioning (Westin Boston Waterfront, Chicago Marriott and Marriott Griffin Gate Resort).  By the end of 2008, we expect to have fully renovated nearly all of the hotels in our portfolio.  In connection with our planned renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption at our hotels.

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

• Occupancy percentage;

• Average Daily Rate (or ADR);

• Revenue per Available Room (or RevPAR);

• Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA); and

• Funds From Operations (or FFO).

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the fiscal quarter ended September 5, 2008, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for each of our hotels for the period from January 1, 2008 to September 5, 2008.  The percent change from 2007 RevPAR for the period from January 1, 2007 to September 7, 2007 includes the results of the Westin Boston Waterfront Hotel for the period prior to our acquisition of the hotel.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2007 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	73.2%	$205.07	$150.03	(7.5)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	86.7	114.98	99.68	4.2
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	69.9	197.74	138.28	(0.4)
Renaissance Waverly Hotel	Atlanta, Georgia	521	70.2	142.63	100.08	0.1
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	70.6	135.56	95.68	(3.1)
Renaissance Worthington	Fort Worth, Texas	504	73.8	176.59	130.38	(0.1)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	85.6	253.42	216.90	2.2
Renaissance Austin Hotel	Austin, Texas	492	69.8	158.71	110.84	(7.4)
Torrance Marriott South Bay	Los Angeles County, California	487	82.3	125.81	103.52	8.2
Orlando Airport Marriott	Orlando, Florida	486	74.2	121.79	90.42	(5.7)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	65.1	139.56	90.84	2.9
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	52.7	133.19	70.18	(10.8)
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	61.8	142.77	88.20	(6.8)
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	69.5	254.23	176.69	4.5
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	61.8	148.83	92.00	(2.5)
Courtyard Manhattan/Midtown East	New York, New York	312	90.5	289.03	261.43	8.8
Conrad Chicago (1)	Chicago, Illinois	311	75.7	229.61	173.75	(0.7)
Bethesda Marriott Suites	Bethesda, Maryland	272	72.2	191.47	138.28	2.3
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.3	288.70	257.78	8.0
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.3	225.20	158.36	2.5
TOTAL/WEIGHTED AVERAGE		9,586	73.8%	$176.35	$130.12	(0.4)%

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The period from January 1, 2008 to September 5, 2008 includes the operations for the period from January 1, 2008 to August 31, 2008 for these five hotels.

Outlook

After several years of above-average growth in the lodging industry, the operating environment has become challenging.  The economic drivers that impact underlying lodging demand, such as GDP growth, corporate earnings, consumer confidence and employment, have deteriorated during 2008.  We expect that such economic drivers will further weaken during the rest of the year and into 2009.  The decline in these lodging demand drivers has resulted in revenue decline for our hotels, and we currently project that our hotel revenues will contract during the fourth quarter of 2008 compared to the same period in 2007.

Furthermore, we believe that the continued slowing of the economy and its impact on demand drivers has resulted in lower transient demand in the lodging industry, primarily from the customers in the corporate and leisure segments that comprise approximately 60% of our room sales.   In an uncertain economy where consumers and corporations have a negative outlook, it is very difficult to accurately forecast the behavior of these individual travelers, but it is clear that lodging demand has declined compared to the prior year.  We believe that a number of these individual travelers will continue to postpone or eliminate travel, or travel on a reduced budget, until consumer and business sentiment improves.   As a result, we currently expect full year RevPAR to contract by 1 to 3 percent.

Moreover, while we are taking cost containment measures at our hotels, certain of our cost categories are increasing at a rate greater than the current rate of inflation, including wages, benefits, utilities and real estate taxes.  The combination of declining revenues and increasing operating costs will impact our operating results over the next fiscal quarter and into 2009.  In addition, certain of our markets will experience new hotel supply in 2009, the most significant of which is in Fort Worth, Texas, where we have one hotel.

Although negative operating trends are likely to extend for some period of time, we expect operating results to improve when the general economy improves.  However, given the current financial markets crisis and general economic conditions, there can be no assurances that our operating results will not continue to decrease.  We have a strong balance sheet and have maintained one of the lowest levels of leverage in the industry.  The current crisis in the financial markets has resulted in deleveraging throughout the global finance system.  The displacement in the current financing market has resulted in a very difficult borrowing environment.  We drew an additional $55 million on our credit facility in late September in order to mitigate the medium to long-term liquidity risks of the current market.

Results of Operations

As of September 5, 2008, we owned twenty hotels. Our total assets were $2.1 billion, total liabilities were $1.1 billion, including $898.6 million of debt, and shareholders’ equity was approximately $1.0 billion.  As of December 31, 2007, our total assets were $2.1 billion, total liabilities were $1.1 billion, including $824.5 million of debt, and shareholders’ equity was approximately $1.1 billion.

Comparison of the Fiscal Quarter Ended September 5, 2008 to the Fiscal Quarter Ended September 7, 2007

Our net income for the fiscal quarter ended September 5, 2008 was $12.2 million compared to $15.9 million for the fiscal quarter ended September 7, 2007.

Revenue.    Revenue from continuing operations consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively, consist of the following (in thousands):

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007

Rooms	$106,203	$109,483
Food and beverage	45,512	47,655
Other	9,680	9,379
Total revenues	$161,395	$166,517

Our total revenues from continuing operations decreased $5.1 million, from $166.5 million for the fiscal quarter ended September 7, 2007 to $161.4 million for the fiscal quarter ended September 5, 2008.  This decrease is primarily the result of a 3.0 percent decline in RevPAR at our hotels driven by a 0.6 percent decrease in the average daily rate and a 1.9 percentage point decrease in occupancy.  The performance of our hotels was varied by market. For instance, our New York City market and the Frenchman’s Reef Resort were stronger, while certain of our other markets, including Chicago, Boston and Atlanta were softer.

Individual hotel revenues for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively, consist of the following (in millions):

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007	Increase (Decrease)

Chicago Marriott	$24.6	$25.6	$(1.0)
Westin Boston Waterfront Hotel (1)	18.4	19.6	(1.2)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	13.5	12.6	0.9
Los Angeles Airport Marriott	13.2	13.4	(0.2)
Conrad Chicago (1)	7.9	8.7	(0.8)
Renaissance Austin Hotel	7.5	7.2	0.3
Courtyard Manhattan/Midtown East	7.4	6.8	0.6
Renaissance Waverly Hotel	7.1	7.5	(0.4)
Oak Brook Hills Marriott Resort	6.8	8.0	(1.2)
Renaissance Worthington	6.7	7.0	(0.3)
Marriott Griffin Gate Resort	6.7	6.5	0.2
Torrance Marriott South Bay	6.3	6.0	0.3
Salt Lake City Marriott Downtown	5.9	6.3	(0.4)
Vail Marriott Mountain Resort & Spa (1)	5.2	5.9	(0.7)
The Lodge at Sonoma, a Renaissance Resort & Spa	4.9	5.1	(0.2)
Westin Atlanta North at Perimeter (1)	4.2	4.2	—
Courtyard Manhattan/Fifth Avenue	4.2	3.9	0.3
Orlando Airport Marriott	4.1	4.8	(0.7)
Bethesda Marriott Suites	3.8	3.9	(0.1)
Marriott Atlanta Alpharetta	3.0	3.5	(0.5)
Total	$161.4	$166.5	$(5.1)

(1)

The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended September 5, 2008 and September 7, 2007 include the operations for the period from June 1, 2008 to August 31, 2008 and June 1, 2007 to August 31, 2007, respectively, for these five hotels.

The following are the key hotel operating statistics for our hotels for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively.

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007	% Change
Occupancy %	76.5%	78.4%	(1.9) percentage points
ADR	$169.00	$169.97	(0.6)%
RevPAR	$129.33	$133.27	(3.0)%

Hotel operating expenses.    Hotel operating expenses from continuing operations consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively, consist of the following (in millions):

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007
Rooms departmental expenses	$25.4	$25.7
Food and beverage departmental expenses	33.0	33.8
Other hotel expenses	46.7	45.9
Base management fees	4.4	4.5
Yield support	—	(0.3)
Incentive management fees	2.4	2.6
Property taxes	5.1	5.5
Ground rent—Contractual	0.5	0.4
Ground rent—Non-cash	1.8	1.8
Total hotel operating expenses	$119.3	$119.9

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition.  Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.  Our depreciation and amortization expense increased $1.1 million from $17.2 million for the fiscal quarter ended September 7, 2007 to $18.3 million for the fiscal quarter ended September 5, 2008 due to increased capital expenditures in 2008, primarily consisting of the significant capital projects at the Chicago Marriott and the Westin Boston Waterfront Hotel.

Corporate expenses.    Our corporate expenses decreased $0.1 million from $3.3 million for the fiscal quarter ended September 7, 2007 to $3.2 million for the fiscal quarter ended September 5, 2008.  Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.

Interest expense.    Our interest expense decreased $0.1 million from $11.7 million for the fiscal quarter ended September 7, 2007 to $11.6 million for the fiscal quarter ended September 5, 2008.  The decrease in interest expense is primarily attributable to the lower interest rate on outstanding borrowings under our credit facility during the third fiscal quarter of 2008 due to the decrease in LIBOR.   The 2008 interest expense is comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.6 million). The 2007 interest expense is comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.7 million).

As of September 5, 2008, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate on our credit facility was 3.42% as of September 5, 2008 as compared to 6.46% as of September 7, 2007.  We had $76.0 million drawn on the credit facility as of September 5, 2008.  Subsequent to September 5, 2008, we drew an additional $74.0 million under the credit facility primarily to increase our cash reserves during this time of economic uncertainty.  Our weighted-average interest rate on all debt as of September 5, 2008 was 5.44%.

Interest income.  Interest income decreased $0.2 million from $0.5 million for the fiscal quarter ended September 7, 2007 to $0.3 million for the fiscal quarter ended September 5, 2008 primarily due to lower interest rates earned on our corporate cash in 2008.

Gain on early extinguishment of debt.  During the fiscal quarter ended September 7, 2007, we repaid our $18.4 million fixed-rate mortgage debt on the Bethesda Marriott Suites and replaced it with a $5.0 million variable-rate mortgage.  In connection with this transaction, we recognized a gain on the early extinguishment of $0.4 million, which is comprised of the write-off of the related debt premium of $2.5 million, offset by a prepayment penalty of $2.0 million and the write-off of deferred financing costs of $0.1 million.

Discontinued operations.  Income from discontinued operations for the fiscal quarter ended September 7, 2007 was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007.

Income taxes.    We recorded an income tax benefit for income from continuing operations of $3.0 million and $0.3 for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively.   The third quarter 2008 income tax benefit was incurred on the $8.2 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the fiscal quarter ended September 5, 2008, together with foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.  The third quarter 2007 income tax benefit was incurred on the $0.8 million pre-tax loss of our TRS for the fiscal quarter ended September 7, 2007, together with foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Comparison of the Period from January 1, 2008 to September 5, 2008 to the Period from January 1, 2007 to September 7, 2007

Our net income for the period from January 1, 2008 to September 5, 2008 was $39.1 million compared to $43.2 million for the period from January 1, 2007 to September 7, 2007.

Revenue.    Revenue from continuing operations consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, respectively, consist of the following (in thousands):

	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007

Rooms	$308,141	$308,489
Food and beverage	141,126	143,377
Other	26,008	24,809
Total revenues	$475,275	$476,675

Our total revenues from continuing operations decreased $1.4 million, from $476.7 million for the period from January 1, 2007 to September 7, 2007 to $475.3 million for the period from January 1, 2008 to September 5, 2008.   The decrease is primarily due to a 0.4 percent decline in RevPAR, driven by a 1.5 percent increase in average daily rate and a 1.4 percentage point decrease in occupancy.  The results for the period from January 1, 2008 to September 5, 2008 were significantly impacted by the performance of the Chicago Marriott Downtown, which experienced both disruption from a substantial renovation as well as a weak convention calendar during the first and third quarters of 2008, partially offset by a stronger market during the second quarter of 2008.

Individual hotel revenues for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, respectively, consist of the following (in millions):

	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007	Increase (Decrease)

Chicago Marriott	$63.8	$69.9	$(6.1)
Westin Boston Waterfront Hotel (1)(2)	46.3	43.2	3.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	41.2	39.7	1.5
Los Angeles Airport Marriott	41.1	40.6	0.5
Renaissance Worthington	26.1	26.2	(0.1)
Renaissance Waverly Hotel	24.4	25.0	(0.6)
Renaissance Austin Hotel	24.1	24.9	(0.8)
Courtyard Manhattan/Midtown East	21.2	19.6	1.6
Vail Marriott Mountain Resort & Spa (1)	20.9	20.5	0.4
Marriott Griffin Gate Resort	18.4	18.0	0.4
Salt Lake City Marriott Downtown	18.1	18.6	(0.5)
Torrance Marriott South Bay	18.0	16.8	1.2
Conrad Chicago (1)	17.7	17.7	—
Orlando Airport Marriott	17.5	18.0	(0.5)
Oak Brook Hills Marriott Resort	17.0	18.5	(1.5)
The Lodge at Sonoma, a Renaissance Resort & Spa	12.6	12.4	0.2
Westin Atlanta North at Perimeter (1)	12.4	12.9	(0.5)
Bethesda Marriott Suites	12.2	12.1	0.1
Courtyard Manhattan/Fifth Avenue	12.0	11.2	0.8
Marriott Atlanta Alpharetta	10.3	10.9	(0.6)
Total	$475.3	$476.7	$(1.4)

(1)   The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007 include the operations for the period from January 1, 2008 to August 31, 2008 and January 1, 2007 to August 31, 2007, respectively, for these five hotels.

(2)   The Westin Boston Waterfront Hotel was acquired on January 31, 2007. The period from January 1, 2007 to September 7, 2007, includes the operations for the period from January 31, 2007 (date of acquisition) to August 31, 2007.

The following are the pro forma key hotel operating statistics for our hotels for the period from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, respectively.  The pro forma hotel operating statistics presented below include the results of operations of the Westin Boston Waterfront Hotel under previous ownership for the period from January 1, 2007 to January 30, 2007.

	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007	% Change
Occupancy %	73.8%	75.2%	(1.4) percentage points
ADR	$176.35	$173.67	1.5%
RevPAR	$130.12	$130.60	(0.4)%

Hotel operating expenses.    Hotel operating expenses from continuing operations consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, respectively, consist of the following (in millions):

	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
Rooms departmental expenses	$72.8	$71.0
Food and beverage departmental expenses	98.3	98.1
Other hotel expenses	133.2	128.9
Base management fees	13.0	13.1
Yield support	—	(0.6)
Incentive management fees	6.9	7.3
Property taxes	15.7	15.8
Ground rent—Contractual	1.5	1.3
Ground rent—Non-cash	5.3	5.4
Total hotel operating expenses	$346.7	$340.3

Depreciation and amortization.    Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition.  Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.  Our depreciation and amortization expense increased $2.6 million from $50.4 million for the period from January 1, 2007 to September 7, 2007 to $53.0 million for the period from January 1, 2008 to September 5, 2008 due to increased capital expenditures in 2008 primarily consisting of the significant capital projects at the Chicago Marriott and the Boston Westin.

Corporate expenses.    Our corporate expenses decreased from $9.7 million for the period from January 1, 2007 to September 7, 2007 to $9.5 million for the period from January 1, 2008 to September 5, 2008 primarily due to higher audit costs in 2008 partially offset by lower payroll and stock compensation expense.  Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.

Interest expense.    Our interest expense decreased $1.3 million from $35.1 million for the period from January 1, 2007 to September 7, 2007 to $33.8 million for the period from January 1, 2008 to September 5, 2008.  The decrease in interest expense is primarily attributable to the refinancing of our mortgage on the Bethesda Marriott in 2007, which resulted in reduced borrowings at a lower interest rate and a lower interest rate on outstanding borrowings under our credit facility during the period from January 1, 2008 to September 5, 2008 due to the decrease in LIBOR.   The 2008 interest expense is comprised of mortgage debt ($32.0 million), amortization of deferred financing costs ($0.6 million) and interest and unused facility fees on our credit facility ($1.2 million). The 2007 interest expense is comprised of mortgage debt ($32.9 million), amortization of deferred financing costs ($0.5 million) and interest and unused facility fees on our credit facility ($1.7 million).

As of September 5, 2008, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of September 5, 2008 on our outstanding balance under our credit facility was 3.42% as compared to 6.46% as of September 7, 2007.  We had

$76.0 million drawn on the credit facility as of September 5, 2008.  Subsequent to September 5, 2008, we made additional draws of $74.0 million under the credit facility primarily to increase our cash reserves during this time of economic uncertainty.  Our weighted-average interest rate on all debt as of September 5, 2008 was 5.44%.

Interest income.  Interest income decreased $0.6 million from $1.7 million for the period from January 1, 2007 to September 7, 2007 to $1.1 million for the period from January 1, 2008 to September 5, 2008 primarily due to lower interest rates earned on our corporate cash in 2008.

Discontinued operations.  Income from discontinued operations for the period from January 1, 2007 to September 7, 2007 was the result of the sale of the SpringHill Suites Atlanta Buckhead on December 21, 2007.

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

Income taxes.    We recorded an income tax benefit of $5.8 million for the period from January 1, 2008 to September 5, 2008 and an income tax expense of $1.3 million for the period January 1, 2007 to September 7, 2007, respectively.   The 2008 income tax benefit was incurred on the $18.1 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the period from January 1, 2008 to September 5, 2008, together with foreign income tax expense of $1.0 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.  The 2007 income tax expense was incurred on the $2.2 million pre-tax income of our TRS for the period from January 1, 2007 to September 7, 2007, together with foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Liquidity and Capital Resources

The current crisis in the financial markets has resulted in deleveraging throughout the global finance system.  The displacement in the current financing market has resulted in a very difficult borrowing environment.  We drew an additional $55 million on our credit facility in late September in order to mitigate the medium to long-term liquidity risks of the current market.  Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status and funds required for corporate expenses as well as to pay for operating expenses and other expenditures directly associated with our hotels, including maintenance and recurring capital expenditures as well as payments of interest and principal. We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and short-term borrowings under our credit facility.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, existing cash balances, and borrowings as well as through the issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including the condition of the financial markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of debt and equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us.

Our Financing Strategy

We are committed to maintaining a conservative capital structure with aggregate leverage weighted towards long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital or lodging markets.

As of September 5, 2008, 91.0% of our debt carries fixed interest rates, with a weighted-average interest rate of 5.44%, and a weighted-average maturity of 6.5 years. As of September 5, 2008, we had $898.6 million of debt outstanding. We do not have any material near-term maturities coming due.  In December 2009 and January 2010, two of our mortgages, representing 8% of our total outstanding debt, will mature and we expect to be able to refinance such debt.  After these two mortgages mature, we do not have any significant mortgages that mature prior to 2015.  Our credit facility will expire in February 2012, including a one year extension subject to our compliance with certain conditions.

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

Share Repurchase Program

On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock.  As of September 5, 2008, we had purchased the full 4.8 million shares under the program at an average price of $10.15 per share.  We retired all repurchased shares on their respective settlement dates.

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

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or greater	55% to 60%	50% to 55%	less than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 5, 2008

Maximum leverage ratio*	65%	40.0%
Minimum fixed charge coverage ratio	1.6x	2.9x
Minimum tangible net worth	$738.4 million	$1.2 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	9.0%

*           “Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of the Company’s corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
	Covenant	September 5, 2008

Minimum implied debt service ratio	1.5x	9.97x
Maximum unencumbered leverage ratio	65%	10.3%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$737.8 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%.  We incurred interest and unused credit facility fees on the Facility of $0.6 million and $0.7 million for the fiscal quarters ended September 5, 2008 and September 7, 2007, respectively and we incurred interest and unused credit facility fees on the Facility of $1.2 million and $1.7 million for the periods from January 1, 2008 to September 5, 2008 and January 1, 2007 to September 7, 2007, respectively.  As of September 5, 2008, we had $76.0 million outstanding on the Facility.  Subsequent to September 5, 2008, we drew an additional $74.0 million under the Facility primarily to increase our cash reserves for general corporate purposes during this time of economic uncertainty and market dislocation.

Sources and Uses of Cash

Our principal sources of cash are revenues from operations, borrowing under mortgage financings, draws on the Facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, capital expenditures, operating costs, corporate expenses and dividends.

Cash Provided by Operating Activities.    Our cash provided by operating activities was $85.7 million for the period from January 1, 2008 to September 5, 2008, which is the result of our $39.1 million net income adjusted for the impact of several non-cash charges, including $53.0 million of depreciation, $5.3 million of non-cash ground rent, $0.6 million of amortization of deferred financing costs, $0.8 million of yield support received and $2.6 million of stock compensation, offset by $1.2 million of amortization of unfavorable agreements, $0.4 million of amortization of deferred income and unfavorable working capital changes of $14.3 million.

Our cash provided by operating activities was $92.9 million for the period from January 1, 2007 to September 7, 2007, which is the result of our $43.2 million net income and $1.7 million of cash received from yield support, adjusted for the impact of several non-cash charges, including $51.2 million of depreciation, $5.4 million of non-cash ground rent, $0.5 million of amortization of deferred financing costs, $2.8 million of stock compensation, offset by $1.3 million of amortization of debt premium and unfavorable agreements, and unfavorable working capital changes of $9.7 million.

Cash Used In Investing Activities.    Our cash used in investing activities was $46.1 million for the period from January 1, 2008 to September 5, 2008.  During the period from January 1, 2008 to September 5, 2008, we incurred capital expenditures at our hotels of $49.7 million and a decrease in restricted cash of $1.4 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.

Our cash used in investing activities was $361.8 million for the period from January 1, 2007 to September 7, 2007.  During the period from January 1, 2007 to September 7, 2007, we used $331.3 million of cash for the acquisition of the Westin Boston Waterfront Hotel and incurred capital expenditures at our hotels of $36.2 million offset by $5.0 million of key money received.

Cash Used In Financing Activities.    Our cash used in financing activities was $45.8 million for the period from January 1, 2008 to September 5, 2008 and consisted of $2.0 million of scheduled debt principal payments, $49.4 million of share repurchases and $70.4 million of dividend payments offset by $76.0 million of net draws under our credit facility.

Our cash provided by financing activities for the period from January 1, 2007 to September 7, 2007 was $275.0 million and primarily consists of $317.6 million of net proceeds from sale of our common stock, $5.0 million in proceeds from the mortgage debt of the Bethesda Marriott Suites and $91.0 million in draws under our credit facility.  The cash provided by financing activities for the period from January 1, 2007 to September 7, 2007 was offset by the $52.5 million in repayments of the credit facility, $20.4 million for the early extinguishment of the Bethesda Marriott Suites mortgage ($18.4 million in principal repayment and a $2.0 million prepayment penalty), $2.3 million of scheduled debt principal payments, $1.2 million payment of financing costs, $2.7 million of share repurchases and $59.5 million of dividend payments.

The following table summarizes our significant financing activities through October 15, 2008:

Transaction Date	Description of Transaction	Amount
Debt:
January	Draw under credit facility	$8.0 million
February	Draw under credit facility	3.0 million
March	Draws under credit facility	23.0 million
April	Draws under credit facility	5.0 million
May	Repayments of credit facility	(15.0 million	)
June	Draws under credit facility	32.0 million
July	Draws under credit facility	28.0 million
July	Repayment of credit facility	(8.0 million	)
September	Draws under credit facility	74.0 million

Equity:
January	Payment of fourth quarter 2007 dividends	(22.8 million	)
April	Payment of first quarter 2008 dividends	(23.8 million	)
June	Payment of second quarter 2008 dividends	(23.8 million	)
June	Share repurchases	(14.1 million	)
July	Share repurchases	(22.7 million	)
August	Share repurchases	(12.0 million	)
September	Payment of third quarter 2008 dividends	(22.7 million	)

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

We pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors.  The following table sets forth the dividends paid to common stockholders since January 1, 2008:

Payment Date	Record Date	Dividend per Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25

In light of the current challenging economic conditions, we are evaluating the merits of reducing our future dividend payments in order to align the dividend payout with our reduced cash flow projections and to increase the ability to potentially acquire distressed assets, or otherwise strategically take advantage of the market dislocation.  We expect to complete this evaluation and review it with our Board of Directors later this year and do not expect to make any decisions on the level of future dividends until that review is completed.

Capital Expenditures

The management agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel sales. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management agreement. As of September 5, 2008, we have set aside $31.7 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

We have and continue to make significant capital investments in our hotels.  In 2008, we expect to incur approximately $70 to $80 million of capital improvements at our hotels.  We incurred $49.7 million of capital expenditures during the period from January 1, 2008 to September 5, 2008, of which approximately 40% was paid from corporate funds.  The most significant projects are as follows:

•                  Chicago Marriott Downtown:  We completed a $35 million renovation of the hotel in April 2008.  Approximately $10 million was paid from corporate funds, with the balance coming from the hotel’s escrow funds and a contribution from Marriott International.  The renovation, which began in the third quarter of 2007, included a complete redo of all the meeting and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby.

•                  Westin Boston Waterfront: We completed the construction of additional meeting rooms in the building attached to the hotel in March 2008.  The $19 million project, which began in the third quarter of 2007, included the creation of over 37,000 square feet of meeting/exhibit space.

•                  Conrad Chicago:  We completed a renovation of the guestrooms and corridors during the first quarter and the front entrance repositioning in the third quarter of 2008.

•                  Salt Lake City:  We plan to significantly renovate the guestrooms at the hotel beginning in the fourth quarter of 2008, almost all of which will be funded by the hotel’s escrow funds.

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

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
	(in thousands)

Net income	$12,212	$15,868	$39,144	$43,171
Interest expense	11,632	11,704	33,757	35,084
Income tax provision(benefit)(1)	(2,994)	(357)	(5,830)	1,083
Real estate related depreciation and amortization (2)	18,257	17,490	53,013	51,193
EBITDA	$39,107	$44,705	$120,084	$130,531

(1)   Amount for the fiscal quarter ended September 7, 2007 and the period from January 1, 2007 to September 7, 2007 includes $0.1 million and $0.2 million of income tax benefit included in discontinued operations, respectively.

(2)   Amount for the fiscal quarter ended September 7, 2007 and the period from January 1, 2007 to September 7, 2007 includes $0.3 million and $0.8 million of depreciation expense included in discontinued operations, respectively.

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

	Fiscal Quarter Ended September 5, 2008	Fiscal Quarter Ended September 7, 2007	Period from January 1, 2008 to September 5, 2008	Period from January 1, 2007 to September 7, 2007
	(in thousands)

Net income	$12,212	$15,868	$39,144	$43,171
Real estate related depreciation and amortization (1)	18,257	17,490	53,013	51,193
FFO	$30,469	$33,358	$92,157	$94,364

(1)   Amount for the fiscal quarter ended September 7, 2007 and the period from January 1, 2007 to September 7, 2007 includes $0.3 million and $0.8 million of depreciation expense included in discontinued operations, respectively.

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

Item 3.   Qualitative Disclosure about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments.  In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk.  The face amount of our outstanding debt at September 5, 2008 was approximately $898.6 million, of which $81.0 million or 9.0% was variable rate debt. As of September 5, 2008, the fair value of the $817.6 million of fixed-rate debt was approximately $754.0 million.  If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $39.8 million.  On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $42.9 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

June 1-30, 2008	1,193,522	$11.84	1,188,231	3,611,769
July 1-31, 2008	2,328,299	9.74	2,328,299	1,283,470
August 1-31, 2008	1,304,293	9.32	1,283,470	0
September 1-5, 2008	—	—	—	0
Total	4,826,114	$10.22	4,800,000

(1)   Includes shares surrendered to the Company in connection with vesting of restricted stock as payment of taxes.

(2)   On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock.  We purchased the full 4.8 million shares under the program at an average price of $10.15 per share.

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

DiamondRock Hospitality Company
October 15, 2008

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary