Form 10-K
period 2008-12-31
DiamondRock Hospitality Co
filed 2009-02-27
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32514

DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 800 Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

Registrant’s telephone number, including area code: (240) 744-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 13, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1.1 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

The registrant had 90,050,264 shares of its $0.01 par value common stock outstanding as of February 27, 2009.

Documents Incorporated by Reference

Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated by reference in Part III herein.

DIAMONDROCK HOSPITALITY COMPANY

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “we,” “our,” “us” and the Company refer to DiamondRock Hospitality Company, including as the context requires, DiamondRock Hospitality Limited Partnership, as well as our other direct and indirect subsidiaries.

PART I

Item 1.	Business

Overview

We are a lodging focused real estate company that owns, as of February 27, 2009, twenty premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).

We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers a fee based on the revenues and profitability of the hotels and reimburse all of their direct and indirect operating costs.

As an owner, we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies, approving the annual operating and capital budgets for our hotels, closely monitoring the performance of our hotels, and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•	high quality urban and resort focused branded real estate;

•	conservative capital structure; and

•	thoughtful asset management.

High Quality Urban and Resort Focused Branded Real Estate

We own twenty premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We believe that gateway cities and destination resorts will achieve higher long-term growth because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers to entry and expensive construction costs.

We believe that the higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

In addition, a core tenet of our strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. In particular, we believe that branded hotels outperform unbranded hotels in an economic downturn. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of the hotels are managed by the brand company directly. Generally, we are interested in owning only those hotels that are operated under a nationally recognized brand or acquiring hotels that can be converted into a nationally branded hotel.

Conservative Capital Structure

Since our formation in 2004, we have been consistently committed to a conservative and flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the recent peak in the commercial real estate market, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a conservative balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.

The current economic environment has confirmed the merits of our conservative financing strategy. We maintain a reasonable amount of inexpensive fixed interest rate mortgage debt with limited near-term maturities. As of December 31, 2008, we had $878.4 million of debt outstanding, which consists of $57 million outstanding on our senior unsecured credit facility and $821.4 million of mortgage debt. We currently have eight hotels, with an aggregate historic cost of $0.8 billion, which are unencumbered by mortgage debt. As of December 31, 2008, our debt has a weighted-average interest rate of 5.44% and a weighted-average maturity date of 6.3 years. In addition, 92.9% of our debt is fixed rate and over 80% of it matures in 2015 or later. We expect that we will be able to either refinance or repay the $68 million of debt coming due in 2009 and 2010 with a combination of cash on hand, proceeds from refinancing the mortgage debt on the existing mortgaged hotels or incurring new mortgage debt on one or more of our unencumbered hotels. If efficient mortgage debt is unavailable, we have the ability to repay such debt with drawings under our $200 million senior unsecured credit facility, which had over $140 million available as of December 31, 2008. We may also consider raising equity capital to repay such debt.

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

During the current recession, our corporate goals and objectives are focused on preserving and enhancing our liquidity. While there can be no assurance that we will be able to accomplish any or all of these steps, we have taken, or are evaluating, a number of steps to achieve these goals, as follows:

•	We chose to not pay a fourth quarter dividend and we intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income.

•	We are assessing whether to utilize the Internal Revenue Service’s Revenue Procedure 2009-15 in order to pay a portion of our 2009 dividend in shares of our common stock and the remainder in cash.

•	We also have significantly curtailed capital spending for 2009 and expect to fund less than $10 million in capital expenditures in 2009, compared to an average of $35 million per year of owner-funded capital expenditures during 2006, 2007 and 2008.

•	We are considering the sale of one or more of our hotels.

•	We may issue common stock.

•	We have amended our senior unsecured credit facility to reduce the risk of default under one of our financial covenants. We may seek further amendments to our credit facility to make additional changes to the financial covenants.

•	We have engaged mortgage brokers to determine potential options for additional property-specific mortgage debt or the refinancing of our two mortgages that mature prior to the end of January 2010.

Our current liquidity strategy is to take reasonable steps to further delever the Company in the near term, focusing on reducing amounts outstanding under our credit facility. If we achieve this goal, we believe that we will be uniquely positioned among lodging REITs as we will have limited outstanding corporate debt and no preferred equity. Once we repay or refinance the $68 million of mortgage debt coming due at the end of 2009, we will have no property-level debt maturing prior to 2015. In the longer term, we may use any accumulated cash to acquire hotels that fit our long-term strategic goals or to repurchase shares of our common stock. There can be no assurances that we will be able to achieve any elements of our current liquidity strategy.

As of December 31, 2008, 93.5% of our outstanding debt consisted of property specific mortgage debt. All of such mortgage debt was borrowed by unique special purpose entities 100% owned by us. Moreover, all of our property specific mortgage debt consists of single property mortgages that do not contain any cross-default, financial covenants or general recourse provisions to any assets outside of the special purpose entities, including our parent company or our operating partnership. Only our credit facility includes a corporate guarantee or financial covenants, but the amount outstanding under our credit facility as of December 31, 2008 comprised less than 7% of our outstanding debt. As a result, in the event that the current recession becomes a more severe financial crisis, we generally expect to have the flexibility to isolate debt issues at any property without placing other assets in jeopardy.

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

In the current economic environment, we believe that our deep lodging experience, our network of industry relationships and our asset management strategies uniquely position us to minimize the impact of declining revenues on our hotels. In particular, we are focused on controlling our property-level and corporate expenses, as well as working closely with our managers to optimize the mix of business at our hotels to maximize potential revenue. Our property-level cost containment includes the implementation of aggressive contingency plans at each of our hotels. The contingency plans include controlling labor expenses, eliminating of hotel staff positions, adjusting food and beverage outlet hours of operation and not filling open positions. In addition, our strategy to significantly renovate nearly all of the hotels in our portfolio from 2006 to 2008 resulted in the flexibility to significantly curtail our planned capital expenditures for 2009 and even into 2010.

We use our broad network to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. From 2006 to 2008 we completed a significant amount of capital reinvestment in our hotels — completing projects that ranged from room renovations, to a total renovation and repositioning of the hotel, to the addition of new meeting space, spa or restaurant repositioning. In connection with our renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption to our hotels. As we have significantly renovated nearly all of the hotels in our portfolio, we have chosen to substantially reduce capital expenditures beginning in 2009.

Our Company

We commenced operations in July 2004. Since our formation, we have sought to be open and transparent in our communications with investors, to monitor our corporate overhead and to follow corporate governance best practices. We believe that we have the most transparent disclosure in the industry, consistently going beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels enabling our investors to evaluate our successes and our failures. In addition, we have been able to acquire and finance our hotels, asset manage them, complete close to $200 million of capital expenditures on time and on budget, and comply with the complex accounting and legal requirements of a public company with fewer than 20 employees and total corporate expenses in 2008 of approximately $14.0 million. Finally, we believe that we comply with best practices in corporate governance in that we have an active and majority-independent Board of Directors that is elected annually by a majority of our stockholders, we do not have any substantial corporate or statutory anti-takeover devices and our directors and officers own a meaningful amount of our stock.

As of December 31, 2008, we owned 20 hotels that contained 9,586 hotel rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

Our Relationship with Marriott

Investment Sourcing Relationship

We have an investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Pursuant to this relationship, Marriott has provided us with an early opportunity to bid on hotel acquisition and investment opportunities known to Marriott. Historically, this relationship has generated a large number of additional acquisition opportunities, with many of the opportunities being “off-market” transactions, meaning that they are not made generally available to other real estate investment companies. However, we have not entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship. As a result, we cannot assure you that our investment sourcing relationship with Marriott will continue or not be modified.

Our senior management team periodically meets with senior representatives of Marriott to explore how to further our investment sourcing relationship in order to maximize the value of the relationship to both parties.

In early 2007, the market to acquire hotels became too robust and we suspended our acquisition activities for the remainder of 2007 and for all of 2008. We actively monitor the acquisition market and may resume acquisitions at some point when we believe market conditions warrant, at which point, we believe our investment sourcing relationship with Marriott will prove to be valuable.

Key Money and Yield Support

Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired or the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Marriott has provided us with key money of approximately $22 million in the aggregate in connection with our acquisitions of six of our hotels, $10 million of which was provided to us for the Chicago Marriott in exchange for a commitment to complete the renovation of certain public spaces and meeting rooms at the hotel.

In addition, Marriott has provided us with operating cash flow guarantees for certain hotels and has funded shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “yield support.” Marriott provided us with a total of $3.7 million of yield support for the Oak Brook Hills Marriott Resort, Orlando Airport Marriott and SpringHill Suites Atlanta Buckhead, all of which we earned during fiscal years 2006 and 2007. We are not entitled to any further yield support at any of our hotels.

Investment in DiamondRock

In connection with our July 2004 private placement and our 2005 initial public offering, Marriott purchased an aggregate of 4.4 million shares of our common stock at the same purchase price as all other investors. Marriott has since sold the majority of its shares in DiamondRock, but it still owns a substantial number of shares of our common stock.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS, or an unrelated third party. We currently lease all of our domestic hotels to TRS lessees. In turn our TRS lessees must engage a third party management company to manage the hotels. However, we may structure our properties which are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman’s Reef & Morning Star Marriott Beach Resort is held by a United States Virgin Islands corporation, which we have elected to be a TRS.

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

We believe that our hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present properties.

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Starwood or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These national brands reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. These brands guest loyalty programs generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, ADR and RevPAR or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Employees

We currently employ 17 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees working for our hotel managers at the Courtyard Manhattan/Fifth Avenue, Frenchman’s Reef & Morning Star Marriott Beach Resort and the Westin Boston Waterfront Hotel are currently represented by labor unions and are subject to collective bargaining agreements.

Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to have a material adverse impact on our business, financial condition or results of operations.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles, which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we believe we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

Available Information

We maintain an internet website at the following address: www.drhc.com. The information on our website is neither part of nor incorporated by reference in this Annual Report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission, or SEC, in accordance with the Securities Exchange Act of 1934, as amended, or Exchange Act. These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and exhibits and amendments to these reports, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be adversely affected.

Risks Related to the Current Recession and Credit Crisis

The lack of availability and terms of financing have adversely affected the amounts, sources and costs of capital available to us.

The ownership of hotels is very capital intensive. We finance the acquisition of our hotels with a mixture of equity and long-term debt while we traditionally finance renovations and operating needs with cash provided from operations or with borrowings from our corporate credit facility. Typically, when we acquire a hotel, we seek a five to ten year loan secured by a mortgage on the hotel. These loans have a large balloon payment due at their maturity. Generally, we find it more efficient to place a significant amount of debt on a small number of our hotels and we try to keep a significant number of our hotels unencumbered. With the exception of borrowings under our corporate credit facility in the ordinary course of operating our business, we have only borrowed money to refinance existing debt or to acquire new hotels.

In the current recession and related capital and credit crisis, it is very difficult for most companies, especially for companies in cyclical industries such as lodging, to borrow money. Over the last 10 years, a significant percentage of hotel loans were made by lenders who quickly sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. The market for new CMBS issuances has significantly declined, with such lenders making very few loans, significantly shrinking the available debt capital available to hotel owners. In addition, the remaining lenders have also significantly reduced their lending as financial institutions delever and suffer losses on their existing lending portfolios.

Approximately 8% of our existing debt (approximately $68 million) matures in 2009 and 2010. We expect that it will be very difficult to refinance such loans on terms acceptable to us, or at all. Although we believe that we have the capacity to repay such loans with a combination of cash on hand and a draw under our corporate credit facility, there can be no assurance that our credit facility will be available to repay such maturing debt as draws under our credit facility are subject to certain financial covenants. In addition, the current U.S. and global economic and financial crisis has severely constrained the credit markets resulting in the bankruptcies and mergers of large financial institutions and significant investment in and control by government bodies of financial institutions to avoid further liquidity and bank failures. If one or more of the financial institutions that support our existing credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facility.

If we are unable to repay our maturing debt using cash on hand and a draw under our corporate credit facility, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels or issuing common or preferred equity at disadvantageous terms, including unattractive prices or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

The scarcity of equity and debt capital has frozen the market for buying and selling hotels.

The scarcity of capital has frozen the market for buying and selling hotels. Currently, buyers of hotels are finding it extremely difficult to borrow. Even if they are able to obtain debt, lenders are lending lesser amounts and are requiring more restrictive terms and conditions. At the same time, private equity sources have materially reduced their commitments and the stock prices of public companies, including DiamondRock, have significantly declined making it more difficult to sell stock without diluting existing stockholders. As a result of the difficulties in the equity and debt markets, buyers have less ability to pay the purchase prices that sellers are seeking. This has resulted in a sizeable gap between the prices sellers ask for hotels and the prices buyers are able to pay for hotels.

We believe the current stress in the capital markets makes it very difficult for us to sell any of our hotels at attractive prices or to buy additional hotels. As a result, we may not be able to carry out our long-term strategy of acquiring hotels at inexpensive prices during the current downturn.

Our liquidity strategy may cause stockholder dilution and reduce our funds from operations in the future.

We have a liquidity strategy of reducing, to the extent reasonable, amounts outstanding on our corporate credit facility by the end of 2009 and thereby position ourselves as having little or no outstanding corporate debt or preferred stock. Once we refinance or repay the two small pieces of mortgage debt coming due at the end of 2009 and beginning of 2010, we will have no property level debt maturing prior to 2015. In addition to utilizing the positive cash flow from our operations, we are evaluating a number of other possible options in order to implement this strategy, including:

•	reducing the cash portion of our dividend through paying a portion of our dividend in common stock,

•	selling one or more hotels, and

•	incurring property-level debt or issuing common stock.

There can be no assurance we will be able to achieve any element of this liquidity strategy and each of the options that we are evaluating may have adverse consequences.

If we reduce the cash portion of our dividend through paying a portion of our 2009 dividend in the form of common stock there may be negative consequence to our stockholders. Under IRS Revenue Procedure 2009-15, up to 90% of any such taxable dividend for 2009 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend in income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. Furthermore, issuing shares of stock in connection with our 2009 dividend may result in substantial dilution to our existing stockholders.

If we sell one of more of our hotels, in the current market, we will likely receive lesser proceeds from such sales than we would receive during a stronger economic environment. Furthermore, we could sell such hotels for less than our investment in the hotels. In addition, by selling a hotel and using the proceeds to repay relatively inexpensive debt, depending on the price received for the hotel and the interest rate on our debt, we may reduce our future funds from operations.

If we issue common stock at the current low prices we will substantially dilute our existing stockholders.

We also may seek to amend our credit facility to further reduce the risk of breaching one or more of our financial covenants. In exchange for such an amendment, our lenders may ask us to provide mortgages on certain of our unencumbered assets and reduce the size of our credit facility. Either of such changes may result in us having less flexibility in the future. In addition, we may need to pay higher borrowing costs, as we believe the borrowing costs under our credit facility is substantially below the current market.

Our credit facility covenants may constrain our options.

Our corporate credit facility contains several financial covenants, the most constraining of which limits the amount of debt we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, we would be obligated to repay all amounts outstanding under our credit facility and our credit facility would terminate. These two financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, if the economy declines more than we expect our risk of defaulting under these covenants would increase. If that occurs, we may be forced to sell one or more hotels at unattractive prices, or agree to unfavorable debt terms, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

A continued or worsening recession could result in further declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The current recession has adversely affected our operating results by causing declines in average daily room rates, occupancy and RevPAR. The performance of the lodging industry has traditionally been closely linked with the general economy. The combination of the housing crisis, dislocated credit markets, rising unemployment rates, decreases in airline capacity and low consumer confidence are affecting how and where people travel. In addition, companies are expected in the near-term to continue to eliminate or significantly reduce business travel. We are experiencing reduced demand for our hotel rooms. Although we are working closely with our hotel managers to control costs, we can give you no assurance that, despite such measures, our operating results will not continue to decline. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses. A continued or worsening recession would result in further declines in average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

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

In addition to fluctuations related to our business model, our hotels are and will continue to be subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•	dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the general economy;

•	competition from other hotels that may be located in our markets;

•	an over-supply or over-building of hotels in our markets, which could adversely affect occupancy rates and revenues at our properties;

•	increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

In addition, our hotels are mostly in the premium full-service segment of the hotel business that tends to have the best operating results in a strong economy and the worst results in a weak economy as many travelers choose lower cost and more limited service hotels. In periods of weak demand, such as during the current recession, profitability is negatively affected by the relatively high fixed costs of operating premium full-service hotels when compared to other classes of hotels.

The occurrence of any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our portfolio is highly concentrated in a handful of core markets.

We expect that in 2009 more than 70% of our earnings will be derived from our hotels in five gateway cities (New York City, Boston, Chicago, Los Angeles and Atlanta) and three destination resorts (Frenchman’s Reef, Vail Marriott, and the Lodge at Sonoma) and as such, the operations of these hotels will have a material impact on our overall results of operations. This concentration in our portfolio may lead to increased volatility in our results. If the current recession is more severe or prolonged in any of these cities compared to the United States as a whole, the popularity of any of these destinations resorts decreases, or a manmade or natural disaster or casualty or other damage occurs to one of our key hotels, our overall results of operations may be adversely affected.

Our hotels are subject to significant competition.

Currently, we believe the supply and demand in the markets where our hotels are located is in balance and, with few exceptions, the markets are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In particular, we own the Renaissance Worthington located in Fort Worth, Texas, a market that is currently characterized by a relatively stable hotel supply and modestly growing business and transient demand. The city of Fort Worth has decided to heavily subsidize the building of a 600-room hotel owned and operated by Omni Hotels. The new Omni hotel is located within a close proximity to our hotel and is expected to destabilize the local hotel market and significantly decrease the operating profits from our hotel, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Investments in hotels are illiquid and we may not be able to respond in a timely fashion to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in supply of competitive hotels;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

It may be in the best interest of our stockholders to sell one or more of our hotels in the future. We cannot predict whether we will be able to sell any hotel property or investment at an acceptable price or otherwise on reasonable terms and conditions particularly during this current recession and related capital and credit crisis. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan.

These facts and any others that would impede our ability to respond to adverse changes in the performance of our hotel properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our stockholders.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

One of our major hotels, Frenchman’s Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes. In addition, three of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott South Bay and The Lodge at Sonoma, a Renaissance Resort & Spa, are located in areas that are seismically active. Finally, eight of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are each material to our financial results. Chicago Marriott, Westin Boston Waterfront Hotel, Los Angeles Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort, Courtyard Manhattan/Midtown East, Conrad Chicago, Torrance Marriott South Bay, the Lodge at Sonoma, and Courtyard Manhattan/Fifth Avenue constituted approximately 13.9%, 10.5%, 8.5%, 7.9%, 4.6%, 4.0%, 3.6%, 2.6% and 2.6%, respectively, of our total revenues in 2008. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases, such as SARS or the avian bird flu, or other casualty events affecting the United States, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	the renovation investment not resulting in the returns on investment that we expect;

•	disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and

•	disputes with franchisors/hotel managers regarding compliance with relevant management/franchise agreements.

The costs of these capital improvements could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, or investments through retained earnings, is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements, but due to the current recession and capital markets crisis, these sources of funds are currently either unavailable or not available on reasonable terms and conditions.

Our hotel portfolio is not diverse by brand or manager and there are risks associated with using Marriott’s brands on most of our hotels and having Marriott manage most of our hotels.

Our success depends in part on the success of Marriott.

Seventeen of our current hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of Marriott and its brands. In light of the current economic conditions affecting the lodging industry, we believe that building brand value has become even more critical to increase demand and build customer loyalty. If market recognition or the positive perception of these Marriott brands is reduced or compromised, the goodwill associated with Marriott branded hotels may be adversely affected and the results of operations of our hotels may be adversely affected. As a result, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our success depends in part on maintaining good relations with Marriott.

We have pursued, and continue to pursue, hotel investment opportunities referred to us by Marriott, and we intend to work with Marriott as our preferred hotel management company. Marriott is paid a fee based on gross revenues of the hotels they manage while we only benefit from operating profits at our hotels. Thus, it is possible that Marriott may desire to undertake operating strategies, or encourage us to add amenities or undertake renovations, which are designed to generate significant gross revenues, but an unreasonably small return on investment.

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

In order to qualify as a REIT, we cannot operate our hotel properties or control the daily operations of our hotel properties. Our TRS lessees may not operate these hotel properties and, therefore, they must enter into third-party hotel management agreements with one or more eligible independent contractors (including Marriott). Thus, third-party hotel management companies that enter into management contracts with our TRS lessees will control the daily operations of our hotel properties.

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

One component of our long-term business strategy is expansion through acquisitions. However, we may not be successful in identifying or completing acquisitions that are consistent with our strategy particularly during this current recession and related capital and credit crisis. We compete with institutional pension funds, private equity investors, REITs, hotel companies and others who are engaged in the acquisition of hotels. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may not be dependent on third-party financing, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.

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

The Employee Free Choice Act could substantially increase the cost of doing business.

A number of members of the United States Congress and President Obama have stated that they support the Employee Free Choice Act, which, if enacted, would discontinue the current practice of having an open process where both the union and the employer are permitted to educate employees regarding the pros and cons of joining a union before having an election by secret ballot. Under the Employee Free Choice Act, the employees would only hear the union’s side of the argument before making a commitment to join the union. The Act would permit unions to quietly collect employee signatures supporting the union without notifying the employer and permitting the employer to explain its views before a final decision is made by the employees. Once a union has collected signatures from a majority of the employees, the employer would have to recognize, and bargain with, the union. If the employer and the union fail to reach agreement on a collective bargaining contract within a set number of days, both sides would be forced to submit their respective proposals to binding arbitration and a federal arbitrator would be permitted to create an employment contract binding on the employer. We believe that if the Employee Free Choice Act is enacted, a number of our hotels could become unionized.

Currently, we have only three hotels whose manager employs a unionized workforce. In general, the wages and benefits of our non-union hotels are consistent with the wages and benefits of unionized hotels in their respective markets. However, unionized hotels are generally subject to a number of work rules which could decrease operating margins at our hotels. If that is the case, we believe that the unionization of our remaining hotels may result in a significant decline in the profitability and value of those hotels, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Risks Related to Our Debt and Financing

Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our stockholders.

Our existing credit facility contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

There is refinancing risk associated with our debt.

Our typical debt contains limited principal amortization, therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. Because of the current financial market crisis, we would have a very difficult time refinancing debt today, if we could at all. In addition, we locked in our fixed-rate debt at a very favorable point in time when we were able to obtain interest rate, principal amortization and other terms which we are unlikely to see for some time. As a result, when we refinance our debt, we currently expect prevailing interest rates and other factors to result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of our hotels on disadvantageous terms, potentially resulting in losses that could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. See “Risks Related to the Current Recession and Credit Crisis.”

If we default on our secured debt in the future, the lenders may foreclose on our hotels.

All of our indebtedness for borrowed money, except our credit facility, is secured by single property first mortgages on the applicable property. In addition, we may place mortgages on our hotel properties to secure our line of credit in the future. If we default on any of the secured loans or the secured credit facility, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure due to lower operating performance and cash flows in the current recession.

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

In the future, we and our subsidiaries may be able to incur substantial additional debt, including secured debt. We expect, due to current economic conditions, that borrowing costs on new and refinanced debt will be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payments of principal and interest;

•	we may be vulnerable to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, funds available for operations and capital expenditures, future investment opportunities or other purposes;

•	the terms of any refinancing is likely not as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our stock price and the ability to make distributions to our stockholders.

If we violate covenants in our future indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

Higher interest rates could increase debt service requirements on our floating rate debt and refinanced debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements — to “hedge” against the possible negative effects of interest rate fluctuations. However, hedging is expensive, there is no perfect hedge, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties.

Risks Related to Regulation, Taxes and the Environment

The Frenchman’s Reef and Morning Star Marriott Beach Resort is the subject of a tax holiday which may expire in 2010.

Our hotel located in the U.S. Virgin Islands is subject to a tax holiday, which enables us to pay taxes at 10 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands. That tax holiday is set to expire in February 2010. While we are diligently working to extend the tax holiday, we may not be successful. If we are unsuccessful, our hotel will be subject to taxes at the full statutory rate.

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

We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2008, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

Our charter provides that no person may beneficially own more than 9.8% of our common stock or of the value of the aggregate outstanding shares of our capital stock, except certain “look-through entities,” such as mutual funds, which may beneficially own up to 15% of our common stock or of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for certain investors in the past. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests.

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

The Maryland General Corporation Law, or the MGCL, has certain restrictions on a “business combination” and “control share acquisition” which we have opted out of. If an affirmative majority of votes cast by a majority of stockholders entitled to vote approve it, our board of directors may opt in to such provisions of the MGCL. If we opt in, and the stockholders approve it, these provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests.

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

You have limited control as a stockholder regarding any changes we make to our policies.

Our board of directors determines our major policies, including our investment objectives, financing, growth and distributions. Our board may amend or revise these policies without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies.

Changes in market conditions could adversely affect the market price of our common stock.

As with other publicly traded equity securities, the value of our common stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	the underlying asset value of our hotels;

•	investor confidence in the stock and bond markets, generally;

•	national and local economic conditions;

•	changes in tax laws;

•	our financial performance; and

•	general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our common stock may trade at prices that are greater or less than our net asset value per share of common stock. If our future earnings or cash distributions are less than expected, it is likely that the market price of our common stock will diminish.

Further issuances of equity securities may be dilutive to current stockholders.

We expect to issue additional shares of common stock or preferred stock to raise the capital necessary to finance hotel acquisitions, refinance debt, or pay portions of future dividends. In addition, we may issue preferred stock or units in our operating partnership, which are redeemable on a one-to-one basis for our common stock, to acquire hotels. Such issuances could result in dilution of stockholders’ equity.

Future offerings of debt securities or preferred stock, which would be senior to our common stock upon liquidation and for the purpose of distributions, may cause the market price of our common stock to decline.

In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred stock and/or common stock. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings could significantly dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Our Properties

Overview

The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2008. This information includes periods prior to our acquisition of these hotels unless otherwise indicated:

						% Change
		Number of	Average			from 2007
Property	Location	Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	RevPAR(1)

Chicago Marriott	Chicago, Illinois	1,198	73.1%	$208.74	$152.51	(7.8)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	84.5	114.51	96.79	2.2
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	69.1	203.40	140.55	(2.4)
Renaissance Waverly	Atlanta, Georgia	521	66.8	142.19	94.95	(5.5)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	65.4	135.49	88.67	(6.9)
Renaissance Worthington	Fort Worth, Texas	504	73.3	174.46	127.82	(2.0)
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	79.8	238.09	190.07	(0.8)
Renaissance Austin	Austin, Texas	492	68.6	161.09	110.50	(5.5)
Torrance Marriott South Bay	Los Angeles County, California	487	78.3	124.03	97.10	0.5
Orlando Airport Marriott	Orlando, Florida	486	72.8	117.43	85.48	(7.4)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	64.1	145.33	93.10	4.7
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	52.2	132.39	69.12	(11.5)
Westin Atlanta North at Perimeter	Atlanta, Georgia	369	61.5	136.74	84.13	(9.6)
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	64.4	237.18	152.80	1.6
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	59.6	147.89	88.20	(5.1)
Courtyard Manhattan/Midtown East	New York, New York	312	88.3	302.57	267.17	(1.4)
Conrad Chicago	Chicago, Illinois	311	75.6	238.42	180.35	(4.0)
Bethesda Marriott Suites	Bethesda, Maryland	272	69.8	191.34	133.61	(2.2)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	87.8	300.36	263.80	(1.2)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	69.3	224.47	155.54	(1.8)

TOTAL/WEIGHTED AVERAGE(1)		9,586	71.8%	$176.73	$126.95	(3.3)%

(1)	Total hotel statistics and the percentage change from 2007 RevPAR reflect the comparable period in 2007 to our 2008 ownership period for our 2007 acquisition and disposition.

The following table sets forth information regarding our investment in each of our owned hotels as of December 31, 2008:

					Total
		Year	Number of	Total	Investment
Property	Location	Opened	Rooms	Investment	per Room
				(In thousands)

Chicago Marriott	Chicago, Illinois	1978	1,198	$335,887	$280,373
Los Angeles Airport Marriott	Los Angeles, California	1973	1,004	133,075	132,545
Westin Boston Waterfront Hotel	Boston, Massachusetts	2006	793	350,010	441,375
Renaissance Waverly	Atlanta, Georgia	1983	521	130,869	251,189
Salt Lake City Marriott Downtown	Salt Lake City, Utah	1981	510	62,458	122,468
Renaissance Worthington	Fort Worth, Texas	1981	504	87,088	172,793
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	1973/1984	502	87,138	173,582
Renaissance Austin	Austin, Texas	1986	492	112,192	228,033
Torrance Marriott South Bay	Los Angeles County, California	1985	487	76,055	156,171
Orlando Airport Marriott	Orlando, Florida	1983	486	83,341	171,485
Marriott Griffin Gate Resort	Lexington, Kentucky	1981	408	60,142	147,407
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	1987	386	82,168	212,870
Westin Atlanta North at Perimeter	Atlanta, Georgia	1987	369	65,675	177,980
Vail Marriott Mountain Resort & Spa	Vail, Colorado	1983/2002	346	69,715	201,490
Marriott Atlanta Alpharetta	Atlanta, Georgia	2000	318	40,763	128,184
Courtyard Manhattan/Midtown East	New York, New York	1998	312	79,269	254,067
Conrad Chicago	Chicago, Illinois	2001	311	124,574	400,559
Bethesda Marriott Suites	Bethesda, Maryland	1990	272	48,009	176,504
Courtyard Manhattan/Fifth Avenue	New York, New York	1990	185	45,687	246,955
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	2001	182	36,348	199,712

Total/Weighted Average			9,586	$2,110,463	220,161

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

The hotel was built in 1990. We completed the refurbishment of guestrooms during 2006. The hotel lobby was renovated in 2007 and converted into a Marriott “great room.”

We acquired the hotel in 2004. We hold the property pursuant to a ground lease. The current term of the ground lease will expire in 2087.

Chicago Marriott

The Chicago Marriott opened in 1978 and contains 1,198 rooms, 60,000 square-feet of meeting space, and three food and beverage outlets. The 46-story hotel sits amid the world-famous shops and restaurants on Michigan Avenue, in the heart of downtown Chicago.

We completed a $35 million renovation of the hotel in April 2008. The renovation, which began in the third quarter of 2007, included a complete redo of all the meeting rooms and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby.

We acquired the hotel in 2006. We own a fee simple interest in the hotel.

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

The Conrad Chicago changed management to Hilton in November 2005 and had its official “Conrad launch” in June 2006. Conrad Hotels has approximately 25 luxury properties worldwide, but currently just three are open in the United States. Conrad Hotels are Hilton’s competitor to Marriott’s Ritz-Carlton brand or Starwood’s St. Regis brand.

In 2008, we completed a renovation of the guestrooms, corridors, and front entrance.

We acquired the hotel in 2006. We own a fee simple interest in the hotel.

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

We acquired the hotel in 2004. We hold the property pursuant to a ground lease. The term of the ground lease expires in 2085, inclusive of one 49-year extension.

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

We acquired the hotel in 2004. We hold a fee simple interest in a commercial condominium unit, which includes a 47.725% undivided interest in the common elements in the 866 Third Avenue Condominium; the rest of the condominium is owned predominately (48.2%) by the building’s other major occupant, Memorial Sloan-Kettering. The hotel occupies the lobby area on the 1st floor, all of the 12th-30th floors and its pro rata share of the condominium’s common elements.

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

We acquired the hotel in 2005 and own a fee simple interest in the hotel.

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

We acquired the hotel in 2005 and own a fee simple interest in the hotel.

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

The hotel opened in 2000. The hotel includes 318 guestrooms and 9,000 square feet of meeting space. We renovated the hotel meeting space during 2008.

We acquired the hotel in 2005 and own a fee simple interest in the hotel.

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

We acquired the hotel in 2004. We own a fee simple interest in the hotel, The Mansion, and most of the Griffin Gate Golf Club. However, approximately 54 acres of the golf course are held pursuant to a ground lease. The ground lease runs through 2033 (inclusive of four five-year renewal options), and contains a buyout right beginning at the end of the term in 2013 and at the end of each five-year renewal term thereafter. We are the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

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

We acquired the hotel in 2005 and own a fee simple interest in the hotel.

Renaissance Austin

The Renaissance Austin opened in 1986 and includes 492 rooms (14 of which were added in 2006), 60,000 square feet of meeting space, a restaurant, lounge and delicatessen. The hotel converted an adjacent lounge into high-end meeting space during 2008. The hotel is situated in the heart of Austin’s Arboretum area, near the major technology firms located in Austin, including Dell, Motorola, IBM, Samsung and National Instruments. In close proximity are office complexes, high-end shopping and upscale restaurants. The hotel is 12 miles from downtown Austin, home of the 6th Avenue Historic District, the State Capitol, and the University of Texas.

We acquired the hotel in 2006 and own a fee simple interest in the hotel.

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

We acquired the hotel in 2006 and own a fee simple interest in the hotel.

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

Supply and demand in the Fort Worth hotel market was relatively stable until a newly constructed hotel owned and managed by Omni Hotels was opened in January 2009. We expect the Fort Worth Omni to be a very strong competitor as it is located next to the convention center and the cost of the hotel was heavily subsidized by the City of Fort Worth.

We acquired a fee simple interest in the hotel in 2005. A portion of the land under the parking garage (consisting of 0.28 acres of the entire 3.46 acre site) is subject to three co-terminus ground leases. Each of the ground leases extends to July 31, 2022 and provides for three successive renewal options of 15 years each. The ground leases provide for adjustments to the fixed ground rent payments every ten years during the term.

Salt Lake City Marriott Downtown

The Salt Lake City Marriott Downtown has 510 guestrooms, including 6 suites, and approximately 22,300 square feet of meeting space. The hotel’s rooms underwent a significant renovation in late 2008 and into early 2009. The hotel is located in downtown Salt Lake City across from the Salt Palace Convention Center near Temple Square. Demand for the hotel is generated primarily by the Convention Center, the Church of Jesus Christ of Latter-Day Saints, the University of Utah, government offices and nearby ski destinations.

The hotel is located next to the City Creek Project, one of the largest urban redevelopment projects in the United States. Currently, the owner of the City Creek Project, an affiliate of the Church of Jesus Christ of Latter-Day Saints, has cleared a 20 acre parcel of land between the hotel and Temple Square, the location of the Salt Lake Temple and Salt Lake Tabernacle, and is in the process of constructing a high-end mixed use project consisting of retail, office and residential. The project is expected to be completed in 2012. Until the completion of the project, the hotel is expected to experience some disruption. After the completion of the project, it is expected to be an amenity and demand-driver for the hotel.

We acquired the hotel in 2004. We hold ground lease interests in the hotel and the extension that connects the hotel to City Creek Project. The term of the ground lease for the hotel runs through 2056, inclusive of five ten-year renewal options. The term of the ground lease for the extension of the hotel (containing approximately 1,078 square feet) runs through 2017.

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

We acquired the hotel in 2004. We own a fee simple interest in the hotel, which is comprised of the main two-story Lodge building, including 76 guestrooms and 18 separate cottage buildings, containing the remaining 102 guestrooms and 4 suites. The Raindance Spa is located in a separate two-story building at the rear of the cottages. The hotel also has 22,000 square feet of meeting and banquet space.

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

We acquired the hotel in 2005 and own a fee simple interest in the hotel.

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

We acquired our fee simple interest in the hotel in 2006. We completed guestroom and lobby renovations during 2007.

Westin Boston Waterfront Hotel

In January 2007, we acquired the Westin Boston Waterfront Hotel. The hotel opened in June 2006 and contains 793 rooms and 69,000 square feet of meeting space. The hotel is attached to the recently built 1.6 million square foot Boston Convention and Exhibition Center, or BCEC, and is located in the Seaport District. The Westin Boston Waterfront Hotel includes a full service restaurant, a lobby lounge, a Starbucks licensed café, a 400-car underground parking facility, a fitness center, an indoor swimming pool, a business center, a gift shop and retail space.

The retail space is a separate three-floor, 100,000 square foot building attached to the Westin Boston Waterfront Hotel. In this building, we completed the construction of 37,000 square feet of meeting and exhibition space at a cost of approximately $19 million. When the remaining retail space is leased to third-party tenants, we or the tenants will complete the necessary tenant improvements.

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

The hotel opened in 1983 and underwent a luxurious renovation of the public space, guest rooms and corridors in 2002. We acquired the hotel in 2005 and completed the renovation of certain meeting space and pre-function space during 2006.

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

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our properties:

	Base Management	Incentive
	Fee(1)	Management Fee(2)

Austin Renaissance	3%	20%(3)
Atlanta Alpharetta Marriott	3%	25%(4)
Atlanta North at Perimeter Westin	3%(5)	10%(6)
Bethesda Marriott Suites	3%	50%(7)
Boston Westin Waterfront	2.5%	20%(8)
Chicago Marriott Downtown	3%	20%(9)
Conrad Chicago	2.5%(10)	15%(11)
Courtyard Manhattan/Fifth Avenue	5.5%(12)	25%(13)
Courtyard Manhattan/Midtown East	5%	25%(14)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%	25%(15)
Los Angeles Airport Marriott	3%	25%(16)
Marriott Griffin Gate Resort	3%	20%(17)
Oak Brook Hills Marriott Resort	3%	20% or 30%(18)
Orlando Airport Marriott	3%	20% or 25%(19)
Renaissance Worthington	3%	25%(20)
Salt Lake City Marriott Downtown	3%	20%(21)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%	20%(22)
Torrance Marriott South Bay	3%	20%(23)
Waverly Renaissance	3%	20%(24)
Vail Marriott Mountain Resort & Spa	3%	20%(25)

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.9 million and (ii) 10.75% of certain capital expenditures.

(4)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(5)	The base management fee was 2% of gross revenues for fiscal years 2007 and 2008, as the hotel did not achieve the unlevered yield targets for those periods.

(6)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.0 million and (ii) 10.75% of certain capital expenditures.

(7)	Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner’s priority expires in 2023.

(8)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which results with each sale.

(9)	Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

(10)	The base management fee will be equal to 2.5% of gross revenues for fiscal years 2008 and 2009 and 3% for fiscal years thereafter.

(11)	Calculated as a percentage of operating profits after a pre-set dollar amount ($8.6 million in 2008) of owner’s priority. Beginning in fiscal year 2011, the incentive management fee will be based on 103% of the prior year cash flow.

(12)	The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2008, the base management fee increased to 5.5% due to operating profits exceeding $4.7 million in 2007, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(13)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(14)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(15)	Calculated as a percentage of operating profits in excess of the sum of (i) $9.2 million and (ii) 10.75% of certain capital expenditures.

(16)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(17)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2025 when it is 30%.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.9 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.

(20)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(21)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of capital expenditures.

(22)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(23)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(24)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(25)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We recorded $28.6 million and $29.8 million of management fees during the years ended December 31, 2008 and 2007, respectively. The management fees for the year ended December 31, 2008 consisted of $9.7 million of incentive management fees and $18.9 million of base management fees. The management fees for the year ended December 31, 2007 consisted of $11.1 million of incentive management fees and $18.7 million of base management fees.

Our Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our two franchised hotels:

	Date of	Initial
	Agreement	Term(1)	Franchise Fee

Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales(2)

(1)	There are no renewal options under either franchise agreement.

(2)	The franchise fee was equal to 2% of gross room and food and beverage sales for fiscal year 2006, 3% of gross room sales and 2% of gross food and beverage sales for fiscal year 2007, 4% of gross room sales and 2% of gross food and beverage sales for 2008. The franchise fee will increase to 7% of gross room sales and 2% of gross food and beverage sales thereafter.

We recorded $2.8 million, $2.7 million and $2.2 million of franchise fees during the years ended December 31, 2008, 2007 and 2006, respectively.

Our Ground Lease Agreements

Four of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•	The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•	The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Project. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•	The golf course that is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•	The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

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

The following table reflects the annual base rents of our ground leases:

	Property	Term(1)	Annual Rent

Ground leases under hotel:	Bethesda Marriott Suites	Through 10/2087	$457,971(2)
	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007-9/2017	$906,000
		10/2017-9/2027	1,132,812
		10/2027-9/2037	1,416,015
		10/2037-9/2047	1,770,019
		10/2047-9/2057	2,212,524
		10/2057-9/2067	2,765,655
		10/2057-9/2067	3,457,069
		10/2077-9/2085	4,321,336

	Salt Lake City Marriott
	Downtown		Greater of $132,000 or 2.6%
	(Ground lease for hotel)	Through-12/2056	of annual gross room sales

	(Ground lease for extension)	1/2008-12/2012	$10,277
		1/2013-12/2017	11,305

	Westin Boston Waterfront Hotel(5) (Base Rent)	Through 5/2012	$0
		6/2012-5/2016	500,000
		6/2016-5/2021	750,000
		6/2021-5/2026	1,000,000
		6/2026-5/2031	1,500,000
		6/2031-5/2036	1,750,000
		6/2036-6/2099	No base rent

	(Percentage Rent)	Through 6/2016	0% of annual gross revenue
		7/2016-6/2026	1.0% of annual gross revenue
		7/2026-6/2036	1.5% of annual gross revenue
		7/2036-6/2046	2.75% of annual gross revenue
		7/2046-6/2056	3.0% of annual gross revenue
		7/2056-6/2066	3.25% of annual gross revenue
		7/2066-6/2099	3.5% of annual gross revenue

Ground leases under parking garage:	Renaissance Worthington	Through-7/2012	$36,613
		8/2012-7/2022	40,400
		8/2022-7/2037	46,081
		8/2037-7/2052	51,764
		8/2052-7/2056	57,444

	Property	Term(1)	Annual Rent

Ground leases under golf course:	Marriott Griffin Gate Resort	9/2003-8/2008	$90,750
		9/2008-8/2013	99,825
		9/2013-8/2018	109,800
		9/2018-8/2023	120,750
		9/2023-8/2028	132,750
		9/2028-8/2033	147,000
	Oak Brook Hills Marriott Resort	10/1985-9/2025	$1(6)

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2008. Rent will increase annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)	The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	We have the right to extend the term of this lease for two consecutive renewal terms of ten years each with rent at then market value.

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

Debt

As of December 31, 2008, we had approximately $878.4 million of outstanding debt. The following table sets forth our debt obligations on our hotels.

	Principal
	Balance			Amortization
Property	(in thousands)	Interest Rate	Maturity	Date Provisions

Bethesda Marriott Suites	$5,000	LIBOR + 0.95 (1.42% as of December 31, 2008)	7/2010	Interest Only
Frenchman’s Reef & Morning Star
Marriott Beach Resort	62,240	5.44%	8/2015	30 years	(1)
Marriott Griffin Gate Resort	28,434	5.11%	1/2010	25 years
Los Angeles Airport Marriott	82,600	5.30%	7/2015	Interest Only
Courtyard Manhattan/Fifth Avenue	51,000	6.48%	6/2016	30 years	(2)
Courtyard Manhattan/Midtown East	41,238	5.195%	12/2009	25 years
Orlando Airport Marriott	59,000	5.68%	1/2016	30 years	(3)
Salt Lake City Marriott Downtown	34,441	5.50%	1/2015	20 years
Renaissance Worthington	57,400	5.40%	7/2015	30 years	(4)
Chicago Marriott	220,000	5.975%	4/2016	30 years	(5)
Austin Renaissance Hotel	83,000	5.507%	12/2016	Interest Only
Waverly Renaissance Hotel	97,000	5.503%	12/2016	Interest Only
Senior unsecured credit facility(6)	57,000	LIBOR + 0.95 (2.84% as of December 31, 2008)	2/2011	Interest Only

Total	$878,353

(1)	The debt had a three-year interest only period that expired in August 2008. The debt is currently amortizing based on a thirty-year schedule.

(2)	The debt has a five-year interest only period that commenced in May 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)	The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(4)	The debt has a four-year interest only period that commenced in July 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(5)	The debt has a 3.5 year interest only period that commenced in April 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(6)	The senior unsecured credit facility matures in February 2011. We have a one-year extension option that will extend the maturity to 2012.

Item 3.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for our common stock and related stockholder matters

Market Information

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low

Year Ended December 31, 2007
First Quarter	$19.28	$16.91
Second Quarter	$20.94	$18.14
Third Quarter	$21.44	$15.57
Fourth Quarter	$19.16	$14.98
Year Ended December 31, 2008
First Quarter	$15.14	$11.50
Second Quarter	$14.41	$11.72
Third Quarter	$12.07	$8.65
Fourth Quarter	$9.93	$2.63
Year Ending December 31, 2009
First Quarter (through February 27, 2009)	$5.35	$2.96

The closing price of our common stock on the NYSE on February 26, 2009 was $3.00 per share.

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus;

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), minus;

•	Any excess non-cash income.

We have paid quarterly cash dividends to common stockholders at the discretion of our Board of Directors. In December 2008, we announced that we would not pay any further dividends in 2008, and we intend to pay our next dividend to our stockholders of record as of December 31, 2009. The 2009 dividend will be an amount equal to 100% of our 2009 taxable income. We are currently assessing whether to utilize the Internal Revenue Service’s Revenue Procedure 2009-15 that permits us to pay a portion of that dividend in shares of common stock and the remainder in cash. The following table sets forth the dividends on common shares for the years ended December 31, 2008 and 2007:

		Dividend
Payment Date	Record Date	per Share

April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25

As of February 27, 2009, there were 17 record holders of our common stock and we believe we have more than a thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity compensation plan information.  The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2008. See Note 5 to the accompanying consolidated financial statements for a complete description of the 2004 Stock Option and Incentive Plan, as amended.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	300,225	$12.59	6,275,471
Equity compensation plans not approved by security holders	—	—	—

Total	300,225	$12.59	6,275,471

Repurchases of equity securities.  We did not repurchase equity securities during the fourth quarter of 2008.

The following graph provides a comparison of cumulative total stockholder return for the period from May 25, 2005 (the date of our initial public offering) through December 31, 2008, among DiamondRock Hospitality Company, the Standard & Poor’s 500 Index (the “S&P 500 Total Return”) and Morgan Stanley REIT Index (the “RMZ Total Return”).

The total return values were calculated assuming a $100 investment on May 25, 2005 with reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Total Return, and (iii) the RMZ Total Return. The total return values do not include any dividends declared, but not paid, during the period.

	May 25,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2006	2007	2008
DiamondRock Hospitality Company Total Return	$100.00	$117.58	$185.72	$163.19	$59.00
RMZ Total Return	$100.00	$111.73	$151.85	$126.32	$78.36
S&P 500 Total Return	$100.00	$106.07	$122.82	$129.58	$81.64

Item 6.	Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2008, 2007, 2006 and 2005 and the period from May 6, 2004 to December 31, 2004, has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, and the related notes contained elsewhere in this Annual Report on Form 10-K.

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

					Period from
					May 6,
	Year Ended				2004 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	Historical (in thousands, except for per share data)

Revenues:
Rooms	$444,070	$456,719	$316,051	$149,336	$5,137
Food and beverage	211,475	217,505	143,259	63,196	1,508
Other	37,689	36,709	25,741	14,254	429

Total revenues	693,234	710,933	485,051	226,786	7,074

Operating expenses:
Rooms	105,868	104,672	73,110	36,801	1,455
Food and beverage	145,181	147,463	96,053	47,257	1,267
Other hotel expenses and management fees	257,038	253,817	182,556	95,647	3,445
Impairment of favorable lease asset	695	—	—	—	—
Corporate expenses	13,987	13,818	12,403	13,462	4,114
Depreciation and amortization	78,156	74,315	51,192	27,072	1,053

Total operating expenses	600,925	594,085	415,314	220,239	11,334

Operating income (loss)	92,309	116,848	69,737	6,547	(4,260)
Interest income	(1,648)	(2,399)	(4,650)	(1,548)	(1,333)
Interest expense	50,404	51,445	36,934	17,367	773
Gain on early extinguishment of debt	—	(359)	—	—	—

Income (loss) before income taxes	43,553	68,161	37,453	(9,272)	(3,700)
Income tax benefit (expense)	9,376	(5,264)	(3,750)	1,200	1,582

Income (loss) from continuing operations	52,929	62,897	33,703	(8,072)	(2,118)
Income from discontinued operations, net of tax	—	5,412	1,508	736	—

Net income (loss)	$52,929	$68,309	$35,211	$(7,336)	$(2,118)

					Period from
					May 6,
	Year Ended				2004 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	Historical (in thousands, except for per share data)

Earnings (loss) per share:
Continuing operations	$0.56	$0.66	$0.49	$(0.21)	$(0.12)
Discontinued operations	—	0.06	0.02	0.02	—

Basic and diluted earnings (loss) per share	$0.56	$0.72	$0.51	$(0.19)	$(0.12)

Cash dividends declared per common share	$0.75	$0.96	$0.72	$0.38	$—

FFO(1)	$131,085	$140,003	$87,573	$20,254	$(1,065)

EBITDA(2)	$172,113	$200,150	$127,890	$36,268	$(1,874)

	December 31,
	2008	2007	2006	2005	2004

Balance sheet data (in thousands):
Property and equipment, net	$1,920,216	$1,938,832	$1,686,426	$870,562	$285,642
Cash and cash equivalents	13,830	29,773	19,691	9,432	76,983
Total assets	2,102,536	2,131,627	1,818,965	966,011	391,691
Total debt	878,353	824,526	843,771	431,177	180,772
Total other liabilities	206,551	226,819	190,266	71,446	15,332
Stockholders’ equity	1,017,632	1,080,282	784,928	463,388	195,587

(1)	FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) determined in accordance with GAAP, excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The calculation of FFO may vary from entity to entity, thus our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

					Period from
					May 6,
					2004 to
	Year Ended December 31,				December 31,
	2008	2007	2006	2005	2004

Net income (loss)	$52,929	$68,309	$35,211	$(7,336)	$(2,118)
Real estate related depreciation and amortization(a)	78,156	75,477	52,362	27,590	1,053
Gain on property disposal, net of tax	—	(3,783)	—	—	—

FFO	$131,085	$140,003	$87,573	$20,254	$(1,065)

(a)	Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

(2)	EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under GAAP, hotels are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

					Period from
					May 6,
					2004 to
	Year Ended December 31,				December 31,
	2008	2007	2006	2005	2004

Net income (loss)	$52,929	$68,309	$35,211	$(7,336)	$(2,118)
Interest expense	50,404	51,445	36,934	17,367	773
Income tax (benefit) expense(a)	(9,376)	4,919	3,383	(1,353)	(1,582)
Real estate related depreciation and amortization(b)	78,156	75,477	52,362	27,590	1,053

EBITDA	$172,113	$200,150	$127,890	$36,268	$(1,874)

(a)	Amounts for the years ended December 31, 2007, 2006, and 2005 include $0.3 million, $0.4 million and $0.2 million, respectively, of income tax benefit included in discontinued operations.

(b)	Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a lodging focused real estate company that owns, as of February 28, 2009, twenty premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton).

We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers a fee based on the revenues and profitability of the hotels and reimburse all of their direct and indirect operating costs.

As an owner, we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies, approving the annual operating and capital budgets for our hotels, closely monitoring the performance of our hotels, and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•	high quality urban and resort focused branded real estate;

•	conservative capital structure; and

•	thoughtful asset management.

High Quality and Resort Focused Branded Real Estate

We own twenty premium hotels and resorts in North America. These hotels and resorts are all categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.

Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resorts (such as the U.S. Virgin Islands and Vail, Colorado). We believe that gateway cities and destination resorts will achieve higher long-term growth because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers to entry and expensive construction costs.

We believe that the higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

A core tenet of our strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. In particular, we believe that branded hotels outperform unbranded hotels in an economic downturn. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of the hotels are managed by the brand company directly. Generally, we are interested in owning only those hotels that are operated under a nationally recognized brand or acquiring hotels that can be converted into a nationally branded hotel.

Conservative Capital Structure

Since our formation in 2004, we have been consistently committed to a conservative and flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the recent peak in commercial real estate market, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a conservative balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.

The current economic environment has confirmed the merits of our conservative financing strategy. We maintain a reasonable amount of inexpensive fixed interest rate mortgage debt with limited near-term maturities. As of December 31, 2008, we had $878.4 million of debt outstanding, which consists of $57 million outstanding on our senior unsecured credit facility and $821.4 million of mortgage debt. We currently have eight hotels, with an aggregate historic cost of $0.8 billion, which are unencumbered by mortgage debt. As of December 31, 2008, our debt has a weighted-average interest rate of 5.44% and a weighted-average maturity date of 6.3 years. In addition, 92.9% of our debt is fixed rate and over 80% of it matures in 2015 or later. We expect that we will be able to either refinance or repay the $68 million of debt coming due in 2009 and 2010 with a combination of cash on hand, proceeds from refinancing the mortgage debt on the existing mortgaged hotels or incurring new mortgage debt on one or more of our unencumbered hotels. If efficient mortgage debt is unavailable, we have the ability to repay such debt with drawings under our $200 million senior unsecured credit facility, which had over $140 million available as of December 31, 2008. We may also consider raising equity capital to repay such debt.

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

During the current recession, our corporate goals and objectives are focused on preserving and enhancing our liquidity. While there can be no assurance that we will be able to accomplish all or any of these steps, we have taken, or are evaluating, a number of steps to achieve these goals, as follows:

•	We chose to not pay a fourth quarter dividend and we intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income.

•	We are assessing whether to utilize the Internal Revenue Service’s Revenue Procedure 2009-15 in order to pay a portion of our 2009 dividend in shares of our common stock and the remainder in cash.

•	We also have significantly curtailed capital spending for 2009 and expect to fund less than $10 million in capital expenditures in 2009, compared to an average of $35 million per year of owner-funded capital expenditures during 2006, 2007 and 2008.

•	We are considering the sale of one or more of our hotels.

•	We may issue common stock.

•	We have amended our senior unsecured credit facility to reduce the risk of default under one of our financial covenants. We may seek further amendments to our credit facility to make additional changes to the financial covenants.

•	We have engaged mortgage brokers to determine potential options for additional property-specific mortgage debt or the refinancing of our two mortgages that mature prior to January 2010.

Our current liquidity strategy is to take reasonable steps to further delever the Company in the near term, focusing on reducing amounts outstanding under our credit facility. If we achieve this goal, we believe that we will be uniquely positioned among lodging REITs as we will have limited outstanding corporate debt and no preferred equity. Once we repay or refinance the $68 million of mortgage debt coming due at the end of 2009, we will have no property-level debt maturing prior to 2015. In the longer term, we may use any accumulated cash to acquire hotels that fit our long-term strategic goals or to repurchase shares of our common stock. There can be no assurances that we will be able to achieve any elements of our current liquidity strategy.

As of December 31, 2008, 93.5% of our outstanding debt consisted of property specific mortgage debt. All of such mortgage debt was borrowed by unique special purpose entities 100% owned by us. Moreover, all of our property specific mortgage debt consists of single property mortgages that do not contain any cross-default, financial covenants or general recourse provisions to any assets outside of the special purpose entities, including the company or our operating partnership. Only our credit facility includes a corporate guarantee or financial covenants, but the amount outstanding under our credit facility as of December 31, 2008 comprised less than 7% of our outstanding debt. As a result, in the event that the current recession becomes a more severe financial crisis, we generally expect to have the flexibility to isolate debt issues at any property without placing other assets in jeopardy.

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

In the current economic environment, we believe that our deep lodging experience, our network of industry relationships and our asset management strategies uniquely position us to minimize the impact of declining revenues on our hotels. In particular, we are focused on controlling our property-level and corporate expenses, as well as working closely with our managers to optimize the mix of business at our hotels to maximize potential revenue. Our property-level cost containment includes the implementation of aggressive contingency plans at each of our hotels. The contingency plans include controlling labor expenses eliminating of hotel staff positions, adjusting food and beverage outlet hours of operation and not filling open positions. In addition, our strategy to significantly renovate nearly all of the hotels in our portfolio from 2006 to 2008 resulted in the flexibility to significantly curtail our planned capital expenditures for 2009 and even into 2010.

We use our broad network to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. During 2006 to 2008 we completed a significant amount of capital reinvestment in our hotels — completing projects that ranged from room renovations, to a total renovation and repositioning of the hotel, to the addition of new meeting space, spa or restaurant repositioning. In connection with our renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption to our hotels. As we have significantly renovated nearly all of the hotels in our portfolio, we have chosen to minimize capital expenditures beginning in 2009.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for each of the years ended December 31, 2008 and 2007 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2008 Results and Outlook for 2009

After several years of above-average growth in the lodging industry, the United States is now in a recession and the operating environment has become very challenging. Historically, economic indicators such as GDP growth, corporate earnings, consumer confidence and employment are highly correlated with lodging demand and each of these indicators dramatically deteriorated during 2008. The deterioration accelerated sharply in the fourth quarter of 2008 and we expect that such economic indicators will further weaken during 2009. As a result, our revenue declined in 2008 compared to 2007 and we currently expect that our hotel revenues will contract further during 2009.

Compared to 2007, the peak year in the most recent lodging cycle, transient demand has noticeably declined, particularly among customers in the corporate and leisure segments that comprise approximately 60% of our room sales. The recession has resulted in reduced travel as well as a heightened focus on reducing the cost of travel. During 2008, the impact was primarily reflected in lower occupancy at our hotels, as the ADR was flat compared to 2007. We expect a significant decline in both our ADR and occupancy percentages in 2009. Moreover, in an uncertain economy where consumers and corporations have a negative outlook, it is very difficult to accurately forecast the behavior of these individual travelers, beyond the obvious conclusion that lodging demand will decline in 2009 compared to 2008. We believe that a number of these individual travelers will continue to postpone or eliminate travel, or travel on a reduced budget, until consumer and business sentiment improves.

We are working closely with our hotel managers at our hotels to control our operating costs. However, certain of our cost categories are increasing at a rate greater than the current rate of inflation, including wages, benefits, utilities and real estate taxes. The combination of declining revenues and increasing operating costs will impact our operating results throughout 2009. In addition, certain of our markets will experience new hotel supply in 2009, the most significant of which is in Fort Worth, Texas, where we have one hotel. We are also concerned with pressures from potential unionization at our hotels in light of the proposed Employee Free Choice Act. As a result, we are increasing wages and benefits at certain of our hotels to decrease the likelihood of unionization.

Although negative operating trends are likely to extend for some period of time, we expect operating results to improve when general economic conditions improve. However, given the current financial markets crisis and general economic conditions, there can be no assurances that our operating results will not continue to decrease for the foreseeable future. However, we believe that we are generally well-positioned for the recession with a strong balance sheet.

The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2008.

						% Change
		Number of	Average			from 2007
Property	Location	Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	RevPAR(1)

Chicago Marriott	Chicago, Illinois	1,198	73.1%	$208.74	$152.51	(7.8)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	84.5	114.51	96.79	2.2
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	69.1	203.40	140.55	(2.4)
Renaissance Waverly	Atlanta, Georgia	521	66.8	142.19	94.95	(5.5)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	65.4	135.49	88.67	(6.9)
Renaissance Worthington	Fort Worth, Texas	504	73.3	174.46	127.82	(2.0)
Frenchman’s Reef & Morning	St. Thomas, U.S.
Star Marriott Beach Resort	Virgin Islands	502	79.8	238.09	190.07	(0.8)
Renaissance Austin	Austin, Texas	492	68.6	161.09	110.50	(5.5)
Torrance Marriott South Bay	Los Angeles County, California	487	78.3	124.03	97.10	0.5
Orlando Airport Marriott	Orlando, Florida	486	72.8	117.43	85.48	(7.4)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	64.1	145.33	93.10	4.7
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	52.2	132.39	69.12	(11.5)
Westin Atlanta North at Perimeter	Atlanta, Georgia	369	61.5	136.74	84.13	(9.6)
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	64.4	237.18	152.80	1.6
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	59.6	147.89	88.20	(5.1)
Courtyard Manhattan/Midtown East	New York, New York	312	88.3	302.57	267.17	(1.4)
Conrad Chicago	Chicago, Illinois	311	75.6	238.42	180.35	(4.0)
Bethesda Marriott Suites	Bethesda, Maryland	272	69.8	191.34	133.61	(2.2)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	87.8	300.36	263.80	(1.2)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	69.3	224.47	155.54	(1.8)

TOTAL/WEIGHTED AVERAGE(1)		9,586	71.8%	$176.73	$126.95	(3.3)%

(1)	Total hotel statistics and the percentage change from 2007 RevPAR reflect the comparable period in 2007 to our 2008 ownership period for our 2007 acquisition and disposition.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

As of December 31, 2008, we owned twenty hotels. Our total assets were $2.1 billion as of December 31, 2008. Total liabilities were $1.1 billion as of December 31, 2008, including $878.4 million of debt. Stockholders’ equity was approximately $1.0 billion as of December 31, 2008.

Revenues.  Revenues consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the years ended December 31, 2008 and 2007 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007

Rooms	$444,070	$456,719
Food and beverage	211,475	217,505
Other	37,689	36,709

Total revenues	$693,234	$710,933

The following are the pro forma key hotel operating statistics for the years ended December 31, 2008 and 2007, respectively. The pro forma hotel operating statistics presented below include the results of operations of the Westin Boston Waterfront Hotel under previous ownership for the period from January 1, 2007 to January 30, 2007.

	Year Ended December 31,
	2008	2007	% Change

Occupancy%	71.8%	74.0%	(2.2) percentage points
ADR	$176.73	$177.49	(0.4)%
RevPAR	$126.95	$131.33	(3.3)%

Our total revenues decreased 2.5 percent, from $710.9 million for the year ended December 31, 2007 to $693.2 million for the year ended December 31, 2008. The decrease is primarily due to a 3.3 percent decline in RevPAR, driven by a 0.4 percent decrease in ADR and a 2.2 percentage point decrease in occupancy, as well as lower food and beverage revenue. Nearly all of our hotels experienced revenue declines for the year ended December 31, 2008 as compared to the year ended December 31, 2007, reflecting the impact of the current recession on all of our markets. The negative trends accelerated sharply in the fourth quarter of 2008. In addition, revenue at the Chicago Marriott was adversely impacted by a major renovation in the first half of 2008.

Individual hotel revenues for the years ended December 31, 2008 and 2007 consisted of the following (in millions):

	Year Ended December 31,		Increase
	2008	2007	(Decrease)

Chicago Marriott	$96.2	$103.3	$(7.1)
Westin Boston Waterfront(1)	73.0	68.9	4.1
Los Angeles Airport Marriott	59.1	58.9	0.2
Frenchman’s Reef & Morning Star Marriott Beach Resort	54.7	54.7	—
Renaissance Worthington	38.3	39.8	(1.5)
Renaissance Austin	35.7	36.3	(0.6)
Renaissance Waverly	35.2	38.0	(2.8)
Courtyard Manhattan / Midtown East	31.7	32.1	(0.4)
Marriott Griffin Gate Resort	28.2	27.1	1.1
Vail Marriott Mountain Resort & Spa	27.8	28.1	(0.3)
Conrad Chicago	27.4	28.5	(1.1)
Torrance Marriott South Bay	25.1	25.2	(0.1)
Salt Lake City Marriott Downtown	24.9	26.4	(1.5)
Oak Brook Hills Marriott Resort	24.6	27.2	(2.6)
Orlando Airport Marriott	24.4	25.9	(1.5)
Westin Atlanta North at Perimeter	18.3	19.4	(1.1)
The Lodge at Sonoma, a Renaissance Resort & Spa	18.1	18.8	(0.7)
Courtyard Manhattan / Fifth Avenue	18.0	18.3	(0.3)
Bethesda Marriott Suites	17.6	18.0	(0.4)
Marriott Atlanta Alpharetta	14.9	16.0	(1.1)

Total	$693.2	$710.9	$(17.7)

(1)	The Westin Boston Waterfront Hotel was acquired on January 31, 2007. The year ended December 31, 2007 includes the operations for the period from January 31, 2007 (date of acquisition) to December 31, 2007.

Hotel operating expenses.  Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the years ended December 31, 2008 and 2007 consisted of the following (in millions):

	Year Ended December 31,
	2008	2007

Rooms departmental expenses	$105.9	$104.7
Food and beverage departmental expenses	145.2	147.5
Other hotel expenses	194.7	191.0
Base management fees	18.9	19.5
Yield support	—	(0.8)
Incentive management fees	9.7	11.1
Property taxes	23.9	23.3
Ground rent — Contractual	2.0	1.9
Ground rent — Non-cash	7.8	7.8

Total hotel operating expenses	$508.1	$506.0

Our hotel operating expenses increased $2.1 million from $506.0 million for the year ended December 31, 2007 to $508.1 million for the year ended December 31, 2008. Our operating expenses, which consist of both fixed and variable costs, are primarily impacted by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. The increase from 2007 is primarily attributable to an increase in departmental and other operating expenses due to higher wages and benefits and higher energy costs at our hotels. In addition, 2007 benefited from $0.8 million in yield support being recognized. The increase is partially offset by lower base and incentive management fees due to lower revenues and operating profits in 2008.

Impairment of favorable lease asset.  We recorded an impairment loss of $0.7 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel during 2008. The fair market value of this option declined from $12.8 million to $12.1 million as of December 31, 2008.

Depreciation and amortization.  Our depreciation and amortization expense increased $3.9 million from $74.3 million for the year ended December 31, 2007 to $78.2 million for the year ended December 31, 2008. The increase is due to increased capital expenditures in 2008, primarily consisting of the significant capital projects at the Chicago Marriott and the Westin Boston Waterfront Hotel. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.

Corporate expenses.  Corporate expenses principally consisted of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased from $13.8 million for the year ended December 31, 2007 to $14.0 million for the year ended December 31, 2008 primarily due to an increase in stock-based compensation, payroll and professional fees, partially offset by lower dead deal costs in 2008.

Interest expense.  Our interest expense totaled $50.4 million for the year ended December 31, 2008. This interest expense is related to mortgage debt ($47.0 million), amortization of deferred financing costs ($0.8 million) and interest and unused facility fees on our credit facility ($2.6 million). As of December 31, 2008, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of these hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate on our credit facility was 2.84% as of December 31, 2008. We had $57.0 million drawn on the credit facility as of December 31, 2008. Our weighted-average interest rate on all debt as of December 31, 2008 was 5.44%.

Interest income.  Our interest income decreased $0.8 million from $2.4 million for the year ended December 31, 2007 to $1.6 million for the year ended December 31, 2008. The decrease from the comparable period in 2007 is primarily due to lower interest rates earned on our corporate cash in 2008.

Income taxes.  We recorded a benefit for income taxes from continuing operations of $9.4 million for the year ended December 31, 2008 based on the $25.4 million pre-tax loss of our TRS for the year ended December 31, 2008, offset by foreign income tax expense of $0.3 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

As of December 31, 2007, we owned twenty hotels. Our total assets were $2.1 billion as of December 31, 2007. Total liabilities were $1.1 billion as of December 31, 2007, including $824.5 million of debt. Stockholders’ equity was approximately $1.1 billion as of December 31, 2007. Our net income for the year ended December 31, 2007 was $68.3 million. We acquired one hotel during the year ended December 31, 2007 and five hotels during the year ended December 31, 2006. Accordingly, the current period results are not comparable to the results for the corresponding period in 2006.

Revenues.  Revenues consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the years ended December 31, 2007 and 2006 consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006

Rooms	$456,719	$316,051
Food and beverage	217,505	143,259
Other	36,709	25,741

Total revenues	$710,933	$485,051

The following pro forma key hotel operating statistics for the years ended December 31, 2007 and 2006 presented below include the prior year operating statistics for the comparable period in 2006 to our 2007 ownership period. Same-store RevPAR for the full year 2007 increased 9.8 percent from $118.64 to $130.21 as compared to the same period in 2006, driven by a 6.2 percent increase in the average daily rate and a 2.4 percentage point increase in occupancy (from 71.7 percent to 74.1 percent).

	Year Ended December 31,
	2007	2006	% Change

Occupancy%	74.1%	71.7%	2.4 percentage points
ADR	$175.66	$165.43	6.2%
RevPAR	$130.21	$118.64	9.8%

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

Hotel operating expenses.  Our hotel operating expenses from continuing operations totaled $506.0 million for the year ended December 31, 2007. Hotel operating expenses consisted primarily of operating expenses of our hotels, including approximately $7.8 million of non-cash ground rent expense. The operating expenses for the years ended December 31, 2007 and 2006 consisted of the following (in millions):

	Year Ended December 31,
	2007	2006

Rooms departmental expenses	$104.7	$73.1
Food and beverage departmental expenses	147.5	96.1
Other hotel expenses	191.0	137.8
Base management fees	19.5	13.8
Yield support	(0.8)	(2.7)
Incentive management fees	11.1	8.4
Property taxes	23.3	16.0
Ground rent — Contractual	1.9	1.8
Ground rent — Non-cash	7.8	7.4

Total hotel operating expenses	$506.0	$351.7

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

In connection with entering into certain management agreements with Marriott, Marriott provided us with limited operating cash flow guarantees (“yield support”) for those hotels. The yield support was designed to protect us from the disruption often associated with changing the hotel’s brand or manager or undergoing significant renovations. Across our portfolio, we were entitled to up to $0.8 million of yield support in 2007 for Oak Brook Hills Marriott and $0.1 million (classified in discontinued operations on the accompanying statement of operations) for the Buckhead SpringHill Suites. We recognized all of our entitled yield support in 2007.

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

Interest expense.  Our interest expense totaled $51.4 million for the year ended December 31, 2007. This interest expense is related to mortgage debt incurred (or in one case assumed) in connection with our acquisition of our hotels ($47.9 million), amortization and write-off of deferred financing costs ($0.8 million) and interest and unused facility fees on our credit facility ($2.7 million). As of December 31, 2007, we had property-specific mortgage debt outstanding on twelve of our hotels. 99.4% of our debt carried fixed interest rates and bears interest at rates ranging from 5.11% to 6.48% per year. Our weighted-average interest rate as of December 31, 2007 was 5.6%.

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

Liquidity and Capital Resources

The current recession and related financial crisis has resulted in deleveraging attempts throughout the global financial system. As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the amount of capital that they are able to lend has materially decreased. As a result, it is a very difficult borrowing environment for all borrowers, even those that have strong balance sheets. While we have low leverage and a significant number of high quality unencumbered assets, we are uncertain if we could currently obtain new debt, or refinance existing debt, on reasonable terms in the current market.

Owning full service urban and resort hotels is a capital intensive enterprise. Full service urban and resort hotels are expensive to acquire or build and require regular significant capital expenditures to satisfy guest expectations. However, even with the current depressed cash flows, we project that our operating cash flow will be sufficient to pay for almost all of our liquidity and other capital needs over the medium term. At present, we only project the need for additional capital to refinance or repay the $68 million of debt that is maturing in December 2009 and January 2010 and for the acquisition of additional hotels or repurchase of additional shares of our common stock, should we decide to make either of those investments. We currently expect that we will either be able to refinance the debt coming due at the end of 2009 or repay such debt with a draw on our existing credit facility or by incurring new mortgage debt on one or more of our unencumbered hotels. We may also consider raising equity capital to repay such debt.

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

Our Financing Strategy

Since our formation in 2004, we have consistently committed to maintaining a conservative and flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our debt rates for an extended period of time. Moreover, during the recent peak in the commercial real estate market, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a conservative balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.

We remain committed to maintaining a conservative capital structure with a low level of leverage that is predominately comprised of long-term fixed-rate debt. However, we maintain the flexibility to modify these strategies if we believe fundamental changes have occurred in the capital or lodging markets.

As of December 31, 2008, our debt has a weighted-average interest rate of 5.44% and a weighted-average maturity date of 6.3 years. In addition, 92.9% of our debt is fixed rate. As of December 31, 2008, we had $878.4 million of debt outstanding. Two of our mortgages representing 8% of our total outstanding debt will mature, one in December 2009 and the other in January 2010. We currently expect that we will either be able to refinance the debt coming due at the end of 2009 or repay such debt with a combination of cash on hand, a draw on our credit facility, and by incurring new mortgage debt on one or more of our unencumbered hotels or possibly the issuance of equity. After these two mortgages mature, we do not have any significant mortgages that mature prior to 2015. Our credit facility will expire in February 2012, including a one year extension subject to our compliance with certain conditions.

We have a strong preference toward fixed-rate long-term limited recourse single property specific debt. When possible and desirable, we will seek to replace short-term sources of capital with long-term financing. In addition to property specific debt and our credit facility, we intend to use other financing methods as necessary, including obtaining from banks, institutional investors or other lenders, bridge loans, letters of credit, and other arrangements, any of which may be unsecured or may be secured by mortgages or other interests in our investments. In addition, we may issue publicly or privately placed debt instruments.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We endeavor to structure our hotel acquisitions and financings so that they will not overly complicate our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

During the current recession, our corporate goals and objectives are focused on preserving and enhancing our liquidity. While there can be no assurance that we will be able to accomplish all or any of these steps, we have taken, or are evaluating, a number of steps to achieve these goals, as follows:

•	We chose to not pay a fourth quarter dividend and we intend to pay our next dividend to our stockholders of record as of December 31, 2009. The 2009 dividend will be in an amount equal to 100% of our 2009 taxable income.

•	We are assessing whether to utilize the Internal Revenue Service’s Revenue Procedure 2009-15 in order to pay a portion of our 2009 dividend in shares of our common stock and the remainder in cash.

•	We also have significantly curtailed all capital spending for 2009 and expect to fund less than $10 million in capital expenditures in 2009, compared to an average of $35 million per year of owner-funded capital expenditures during 2006, 2007 and 2008.

•	We are considering the sale of one or more of our hotels.

•	We may issue common stock.

•	We have amended our senior unsecured credit facility to reduce the risk of default under one of our financial covenants. We may seek further amendments to our credit facility to make additional changes to the financial covenants.

•	We have engaged mortgage brokers to determine potential options for additional property-specific mortgage debt or the refinancing of our two mortgages that mature prior to January 2010.

Our current liquidity strategy is to take reasonable steps to further delever the Company in the near term, focusing on reducing amounts outstanding under our credit facility. If we achieve this goal, we believe that we will be uniquely positioned among lodging REITs as we will have limited outstanding corporate debt and no preferred equity. Once we repay or refinance the $68 million of mortgage debt coming due at the end of 2009, we will have no property-level debt maturing prior to 2015. In the longer term, we may use any accumulated cash to acquire hotels that fit our long-term strategic goals or to repurchase shares of our common stock. There can be no assurances that we will be able to achieve any elements of our current liquidity strategy.

Share Repurchase Program

On February 27, 2008, our Board of Directors authorized a program to repurchase up to 4.8 million shares of our common stock. As of December 31, 2008, we had purchased the full 4.8 million shares under the program at an average price of $10.15 per share. We retired all repurchased shares on their respective settlement dates.

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

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%

Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
		December 31,
	Covenant	2008

Maximum leverage ratio(1)	65%	41.0%
Minimum fixed charge coverage ratio(2)	1.6x	2.9x
Minimum tangible net worth(3)	$738.4 million	$1.2 billion
Unhedged floating rate debt as a
percentage of total indebtedness	35%	7.1%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	On December 15, 2008, we amended the Facility to modify the fixed charge ratio covenant so that it is a trailing four consecutive quarter test, rather than a single quarter test.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
		December 31,
	Covenant	2008

Minimum implied debt service ratio	1.5x	12.67x
Maximum unencumbered leverage ratio	65%	8.1%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$703.0 million
Percentage of total asset value owned by borrowers or
guarantors	90%	100%

If we were to default under any of the above covenants, we would be obligated to repay all amounts outstanding under our Facility and our Facility would terminate. Our ability to comply with two most restrictive financial covenants, the maximum leverage ratio and the fixed charge coverage ratio, depend primarily on our EBITDA. The following table shows the impact of various hypothetical scenarios on those two covenants.

			EBITDA Change from 2008
	Covenant		-10%		-20%		-30%		-40%

Maximum leverage ratio	65%		45%		51%		58%		67%
Minimum fixed charge coverage ratio	1.6	x	2.6	x	2.3	x	2.0	x	1.7x

In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees of $2.6 million, $2.7 million and $0.8 million for the years ended 2008, 2007 and 2006, respectively, on the credit facility. As of December 31, 2008, we had $57 million outstanding under the Facility. On February 5, 2009, we repaid $5.0 million of the outstanding amount under the Facility.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our common stock. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

Cash From Operations.  Our cash provided by operating activities was $129.5 million for the year ended December 31, 2008, which is the result of our $52.9 million net income adjusted for the impact of several non-cash charges, including $78.2 million of depreciation, $7.8 million of non-cash ground rent, $0.8 million of amortization of deferred financing costs, $0.8 million of yield support received , $0.7 million of loss on asset impairment and $4.0 million of stock compensation, offset by $1.7 million of amortization of unfavorable agreements, $0.6 million of amortization of deferred income and unfavorable working capital changes of $13.5 million.

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

Cash From Investing Activities.  Our cash used in investing activities of continuing operations was $56.7 million, $351.3 million and $561.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, we incurred capital expenditures at our hotels of $65.1 million which was offset by an increase in restricted cash of $3.4 million and the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.

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

During the year ended December 31, 2006, we incurred normal recurring capital expenditures at our other hotels of $64.3 million. In addition, we received $1.5 million of key money related to the Los Angeles Marriott Renovation. In addition, we utilized $500.7 million of cash for the acquisition of the following hotels (in millions):

Chicago Marriott	$85.9
Westin Atlanta North at Perimeter	59.6
Conrad Chicago	117.4
Renaissance Austin	107.7
Renaissance Waverly	130.1

Total	$500.7

Cash From Financing Activities.  Approximately $88.8 million of cash was used in financing activities for the year ended December 31, 2008, which consisted of $3.2 million of scheduled debt principal payments, $49.4 million of share repurchases and $93.0 million of dividend payments offset by $57.0 million of net draws under our credit facility.

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

Dividend Policy

We intend to distribute to our stockholders dividends equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	any excess non-cash income.

We have paid quarterly cash dividends to common stockholders at the discretion of our Board of Directors. We announced in December that we would not pay any further dividends in 2008, and we intend to issue our next dividend to our stockholders of record as of December 31, 2009. The 2009 dividend will be an amount equal to 100% of our 2009 taxable income. Also, we are assessing whether to utilize the Internal Revenue Service’s Revenue Procedure 2009-15 that permits us to pay a portion of that dividend in shares of common stock and the remainder in cash. The following table sets forth the dividends on common shares for the years ended December 31, 2008, 2007 and 2006:

		Dividend per
Payment Date	Record Date	Share

April 11, 2006	March 24, 2006	$0.18
June 22, 2006	June 16, 2006	$0.18
September 19, 2006	September 8, 2006	$0.18
January 4, 2007	December 21, 2006	$0.18
April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2008, we have set aside $27.3 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

We believe that that ensuring that our hotels are fully renovated provides our hotels with competitive advantages over their direct competitors and helps us maximize cash flows from our hotels. We have made significant capital investments in our hotels and now nearly all of our hotels are fully renovated. As a result, we expect to significantly curtail our capital expenditures in 2009 and 2010. For the year ended December 31, 2008, we incurred approximately $65.1 million of capital improvements at our hotels, of which approximately 40% was paid from corporate funds and the remainder from property improvement escrows. The most significant projects are as follows:

•	Chicago Marriott Downtown: We completed a $35 million renovation of the hotel. Approximately $10 million was paid from corporate funds, with the balance coming from the hotel’s property improvement escrow and a contribution from Marriott International. The project included a complete renovation of all the meeting and ballrooms, adding 12,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby. The project began in the third quarter of 2007 and was substantially completed in April 2008.

•	Westin Boston Waterfront: We completed the construction of additional meeting rooms in the building attached to the hotel in March 2008. The $19 million project included the creation of over 37,000 square feet of meeting/exhibit space. The project began in the third quarter of 2007 and was substantially completed in the first quarter of 2008.

•	Conrad Chicago: We completed a renovation of the guestrooms and corridors during the first quarter and the front entrance repositioning in the third quarter of 2008.

•	Salt Lake City: In the fourth quarter of 2008, we began a significant guestroom renovation at the hotel which was completed in January 2009, almost all of which was funded by the hotel’s property improvement escrow.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$52,929	$68,309	$35,211
Interest expense	50,404	51,445	36,934
Income tax (benefit) expense(1)	(9,376)	4,919	3,383
Real estate related depreciation and amortization(2)	78,156	75,477	52,362

EBITDA	$172,113	$200,150	$127,890

(1)	Amounts for the years ended December 31, 2007 and 2006 include $0.3 million and $0.4 million, respectively, of income tax benefit included in discontinued operations.

(2)	Amounts for the years ended December 31, 2007 and 2006 include $1.2 million and $1.2 million, respectively, of depreciation expense included in discontinued operations.

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

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$52,929	$68,309	$35,211
Real estate related depreciation and amortization(1)	78,156	75,477	52,362
Gain on property transaction, net of taxes	—	(3,783)	—

FFO	$131,085	$140,003	$87,573

(1)	Amounts for the years ended December 31, 2007 and 2006 include $1.2 million and $1.2 million, respectively, of depreciation expense included in discontinued operations.

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

Stock-based Compensation.  We account for stock-based employee compensation using the fair value based method of accounting described in Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share- Based Payment. We record the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. No awards with performance-based or market-based conditions have been issued.

Income Taxes.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state income tax on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax.

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

New Accounting Pronouncements

There are no new unimplemented accounting pronouncements that are expected to have a material impact on our results of operations, financial position or cash flows.

Contractual Obligations

The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of our operating partnership as of December 31, 2008.

	Payments Due by Period
		Less Than	1 to 3	4 to 5
	Total	1 Year	Years	Years	After 5 Years
	(In thousands)

Long-Term Debt Obligations including interest	$1,200,518	$93,136	$190,399	$102,318	$814,665
Operating Lease Obligations — Ground Leases and Office Space	645,471	3,688	6,158	5,541	630,084

Total	$1,845,989	$96,824	$196,557	$107,859	$1,444,749

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk and Risk Factors

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at December 31, 2008 was approximately $878.4 million, of which $62.0 million or 7.1% was variable rate debt. As of December 31, 2008, the fair value of the $816.4 million of fixed-rate debt was approximately $688.9 million. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $33.9 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $36.4 million.

Item 8.	Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2009 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.	Directors and Executive Officers of the Registrant

Information on our directors and executive officers is incorporated by reference to our 2009 proxy statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2009 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2009 proxy statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2009 proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2009 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-30.

2. Financial Statement Schedules

The following financial statement schedule is included herein at pages F-31 through F-32:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 72 through 73 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 27, 2009.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ Michael D. Schecter
Name:     Michael D. Schecter

Title:	Executive Vice President, General
Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark W. Brugger
Name:     Mark W. Brugger

Title:	Chief Executive Officer

Date: February 27, 2009

By:	/s/ John L. Williams
Name:     John L. Williams

Title:	President and Chief Operating Officer and Director

Date: February 27, 2009

By:	/s/ Sean M. Mahoney
Name:     Sean M. Mahoney

Title:	Executive Vice President and Chief Financial Officer

Date: February 27, 2009

By:	/s/ William W. McCarten
Name:     William W. McCarten

Title:	Chairman

Date: February 27, 2009

By:	/s/ Daniel J. Altobello
Name:     Daniel J. Altobello

Title:	Director

Date: February 27, 2009

By:	/s/ W. Robert Grafton
Name:     W. Robert Grafton

Title:	Lead Director

Date: February 27, 2009

By:	/s/ Maureen L. McAvey
Name:     Maureen L. McAvey

Title:	Director

Date: February 27, 2009

By:	/s/ Gilbert T. Ray
Name:     Gilbert T. Ray

Title:	Director

Date: February 27, 2009

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3	.1.1	Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
3	.1.2	Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2007)
3	.2.1	Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
3	.2.1	Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)
4.1		Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.1		Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.2		Form of Hotel Management Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.3		Form of TRS Lease (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.4*	2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.6*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.8*	Form of Deferred Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123809)
10	.9*	Form of Indemnification Agreement between DiamondRock Hospitality Company and its directors and officers (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.10		Amended and Restated Credit Agreement, dated as of February 28, 2007 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., Calyon New York Branch and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citicorp North America, Inc., as Documentation Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)
10	.11*	Form of Severance Agreement, dated as of March 9, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)
10	.12*	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008)
10	.13*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008)

Exhibit
Number		Description of Exhibit

10.14		First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2008 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., KeyBank National Association and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citigroup North America, Inc., as Documentation Agent and Wells Fargo, National Association and Merrill Lynch Bank USA, as lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008)
10	.15*	Form of Amemdment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)
12.1		Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1		List of DiamondRock Hospitality Company Subsidiaries
23.1		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Exhibit is a management contract or compensatory plan or arrangement.

DIAMONDROCK HOSPITALITY COMPANY
INDEX TO FINANCIAL STATEMENTS

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements and issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.

/s/ Mark W. Brugger
Chief Executive Officer

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer

February 27, 2009

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors of
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

McLean, Virginia
February 27, 2009

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
	(In thousands, except share amounts)

ASSETS
Property and equipment, at cost	$2,146,616	$2,086,933
Less: accumulated depreciation	(226,400)	(148,101)

	1,920,216	1,938,832
Restricted cash	30,060	31,736
Due from hotel managers	61,062	68,153
Favorable lease assets, net	40,619	42,070
Prepaid and other assets	33,414	17,043
Cash and cash equivalents	13,830	29,773
Deferred financing costs, net	3,335	4,020

Total assets	$2,102,536	$2,131,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$821,353	$824,526
Senior unsecured credit facility	57,000	—

Total debt	878,353	824,526
Deferred income related to key money, net	20,328	15,884
Unfavorable contract liabilities, net	84,403	86,123
Due to hotel managers	35,196	36,910
Dividends declared and unpaid	—	22,922
Accounts payable and accrued expenses	66,624	64,980

Total other liabilities	206,551	226,819

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 90,050,264 and 94,730,813 shares issued and outstanding at December 31, 2008 and 2007, respectively	901	947
Additional paid-in capital	1,100,541	1,145,511
Accumulated deficit	(83,810)	(66,176)

Total stockholders’ equity	1,017,632	1,080,282

Total liabilities and stockholders’ equity	$2,102,536	$2,131,627

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenues:
Rooms	$444,070	$456,719	$316,051
Food and beverage	211,475	217,505	143,259
Other	37,689	36,709	25,741

Total revenues	693,234	710,933	485,051

Operating Expenses:
Rooms	105,868	104,672	73,110
Food and beverage	145,181	147,463	96,053
Management fees	28,569	29,764	19,473
Other hotel expenses	228,469	224,053	163,083
Depreciation and amortization	78,156	74,315	51,192
Impairment of favorable lease asset	695	—	—
Corporate expenses	13,987	13,818	12,403

Total operating expenses	600,925	594,085	415,314

Operating income	92,309	116,848	69,737

Interest income	(1,648)	(2,399)	(4,650)
Interest expense	50,404	51,445	36,934
Gain on early extinguishment of debt	—	(359)	—

Total other expenses (income)	48,756	48,687	32,284

Income before income taxes	43,553	68,161	37,453
Income tax benefit (expense)	9,376	(5,264)	(3,750)

Income from continuing operations	52,929	62,897	33,703
Income from discontinued operations, net of tax	—	5,412	1,508

Net income	$52,929	$68,309	$35,211

Earnings per share:
Continuing operations	$0.56	$0.66	$0.49
Discontinued operations	—	0.06	0.02

Basic and diluted earnings per share	$0.56	$0.72	$0.51

Weighted-average number of common shares outstanding:
Basic	93,064,790	94,199,814	67,534,851

Diluted	93,116,162	94,265,245	67,715,661

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
	(In thousands, except share amounts)

Balance at December 31, 2005	50,819,864	$508	$491,951	$(29,071)	$463,388
Sale of common stock in secondary offering, less placement fees and expenses of $1,361	25,070,000	251	334,792	—	335,043
Dividends of $0.72 per common share	—	—	216	(48,892)	(48,676)
Issuance and amortization of stock grants, net	301,768	3	(41)	—	(38)
Net income	—	—	—	35,211	35,211

Balance at December 31, 2006	76,191,632	762	826,918	(42,752)	784,928

Sale of common stock in secondary offerings, less placement fees and expenses of $380	18,342,500	183	317,372	—	317,555
Dividends of $0.96 per common share	—	—	358	(91,733)	(91,375)
Issuance and amortization of stock grants, net	196,681	2	863	—	865
Net income	—	—	—	68,309	68,309

Balance at December 31, 2007	94,730,813	947	1,145,511	(66,176)	1,080,282

Share repurchases	(4,800,000)	(48)	(48,776)	—	(48,824)
Dividends of $0.75 per common share	—	—	437	(70,563)	(70,126)
Issuance and vesting of common stock grants, net	119,451	2	3,369	—	3,371
Net income	—	—	—	52,929	52,929

Balance at December 31, 2008	90,050,264	$901	$1,100,541	$(83,810)	$1,017,632

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$52,929	$68,309	$35,211
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	78,156	75,477	52,362
Corporate asset depreciation as corporate expenses	164	172	165
Non-cash financing costs as interest	808	779	874
Non-cash ground rent	7,755	7,823	7,403
Gain on disposal of asset, net of taxes	—	(3,783)	—
Impairment of favorable lease asset	695	—	—
Gain on early extinguishment of debt, net	—	(359)	—
Amortization of debt premium and unfavorable contract liabilities	(1,720)	(1,807)	(1,516)
Amortization of deferred income	(557)	(392)	(316)
Yield support received	797	1,803	—
Non-cash yield support recognized	—	(894)	(1,804)
Stock-based compensation	3,981	3,584	3,037
Deferred income tax (benefit) expense	(10,128)	2,952	2,084
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,183)	(347)	815
Due to/from hotel managers	1,773	(6,795)	(5,231)
Restricted cash	(1,773)	1,217	(1,007)
Accounts payable and accrued expenses	(1,196)	959	723

Net cash provided by operating activities	129,501	148,698	92,800

Cash flows from investing activities:
Hotel acquisitions	—	(331,325)	(500,736)
Proceeds from sale of asset, net	—	35,405	—
Hotel capital expenditures	(65,116)	(56,412)	(64,260)
Receipt of deferred key money	5,000	5,250	1,500
Change in restricted cash	3,449	(4,210)	1,724

Net cash used in investing activities	(56,667)	(351,292)	(561,772)

Cash flows from financing activities:
Proceeds from mortgage debt	—	5,000	530,500
Repayments of mortgage debt	—	(18,392)	(322,500)
Repayments of credit facility	(116,000)	(108,000)	(36,000)
Draws on credit facility	173,000	108,000	24,000
Scheduled mortgage debt principal payments	(3,173)	(3,233)	(3,244)
Prepayment penalty on early extinguishment of debt	—	(1,972)	—
Payment of financing costs	(123)	(1,237)	(1,791)
Proceeds from sale of common stock	—	317,935	336,405
Payment of costs related to sale of common stock	—	(380)	(1,361)
Repurchase of shares	(49,434)	(2,720)	(3,077)
Payment of dividends	(93,047)	(82,325)	(43,701)

Net cash (used in) provided by financing activities	(88,777)	212,676	479,231

Net (decrease) increase in cash and cash equivalents	(15,943)	10,082	10,259
Cash and cash equivalents, beginning of year	29,773	19,691	9,432

Cash and cash equivalents, end of year	$13,830	$29,773	$19,691

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49,614	$50,560	$34,863

Capitalized interest	$259	$50	$604

Cash paid for income taxes	$1,080	$1,867	$2,384

Non-cash Investing and Financing Activities:
Unpaid dividends	$—	$22,922	$13,871

Assumption of mortgage debt	$—	$—	$220,000

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

DiamondRock Hospitality Company (the “Company”) is a lodging focused real estate company that owns, as of February 27, 2009, twenty hotels and resorts. The Company is committed to maximizing shareholder value through investing in premium full service hotels and, to a lesser extent, premium urban limited service hotels located throughout the United States. The Company’s hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).

The Company owns, as opposed to operates, its hotels. As an owner, the Company receives all of the operating profits or losses generated by its hotels, after paying the hotel managers a fee based on the revenues and profitability of the hotels and reimbursing all of their direct and indirect operating costs.

As of December 31, 2008, the Company owned twenty hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

Risks and Uncertainties

The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the Company’s hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to its stockholders and service debt or meet other financial obligations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued expenses and due to/from hotel manager. Due to their short maturities, the carrying amounts of cash

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and cash equivalents and accounts payable and accrued expenses approximate fair value. See Note 15 for disclosures on the fair value of mortgage debt.

Property and Equipment

Investments in hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

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

The Company will classify a hotel as held for sale in the period that the Company has made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, the Company will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation expense. The Company will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

Goodwill

Goodwill represents the excess of the Company’s cost to acquire a business over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s goodwill is classified within other assets in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenues from operations of the hotels are recognized when the products or services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales.

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

The Company has elected to be treated as a REIT under the provisions of the Internal Revenue Code which requires that the Company distribute at least 90% of its taxable income annually to its stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, the Company may be subject to taxes on “built in gains” on sales of certain assets. The Company’s taxable REIT subsidiaries will generally be subject to federal and state income taxes.

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

The Company had no accruals for tax uncertainties as of December 31, 2008 and 2007.

Intangible Assets and Liabilities

Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. The Company reviews the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. The Company does not amortize intangible assets with indefinite useful lives, but reviews these assets for impairment if events or circumstances indicate that the asset may be impaired.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income includes net income as currently reported by the Company on the consolidated statement of operations adjusted for other comprehensive income items. The Company does not have any items of comprehensive income other than net income.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), requires public entities to report certain information about operating segments. See Note 16.

Restricted Cash

Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

Deferred Financing Costs

Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method over the remaining life of the debt, and is included in interest expense in the accompanying consolidated statements of operations.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Straight-Line Rent

The Company records rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

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

3.	Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consists of the following (in thousands):

	December 31,	December 31,
	2008	2007

Land	$219,590	$219,590
Land improvements	7,994	7,994
Building	1,658,227	1,630,793
Furniture, fixtures and equipment	259,154	213,348
Corporate office equipment and Construction in progress	1,651	15,208

	2,146,616	2,086,933
Less: accumulated depreciation	(226,400)	(148,101)

	$1,920,216	$1,938,832

As of December 31, 2008 and 2007, the Company had accrued capital expenditures of $2.6 million and $10.8 million, respectively.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, the Company has recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the term of the non-cancelable term of the lease agreement. The Company does not amortize the acquired right to enter into a favorable lease, which has an indefinite useful life, but reviews the asset for impairment if events or circumstances indicate that the asset may be impaired. Amortization expense for the year ended December 31, 2008, was approximately $0.8 million, and is expected to total approximately $0.8 million each for 2009, 2010, 2011, 2012, and 2013. We recorded an impairment loss of $0.7 million on right to enter into the favorable lease related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel during 2008. The fair market value of the ground lease declined from $12.8 million to $12.1 million as of December 31, 2008.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Capital Stock

Common Shares

The Company is authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of the Company’s common stock are entitled to receive dividends when authorized by the Company’s board of directors out of assets legally available for the payment of dividends. As of December 31, 2008 and 2007, the Company had 90,050,264 and 94,730,813 shares of common stock outstanding, respectively.

Share Repurchase Program

During the year ended December 31, 2008, we repurchased 4.8 million shares at an average price of $10.15 per share. We retired all repurchased shares on their respective settlement dates.

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. The Company’s board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2008 and 2007, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of the Company’s common stock, at the time of redemption, or, at the option of the Company for shares of the Company’s common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the stockholders of the Company. As of December 31, 2008 and 2007, respectively, there were no Operating Partnership units held by unaffiliated third parties.

6.	Stock Incentive Plan

As of December 31, 2008, the Company has issued or committed to issue 1,724,529 shares of its common stock under its 2004 Stock Option and Incentive Plan, as amended, including 605,809 shares of unvested restricted common stock and a commitment to issue 466,819 units of deferred common stock.

Restricted Stock Awards

As of December 31, 2008, the Company’s officers and employees have been awarded 1,551,012 shares of restricted common stock, including shares that have vested. Generally, shares issued to the Company’s officers and employees vest over a three-year period from the date of the grant based on continued employment, with the exception of one grant made in 2008 that vests in its entirety three years from the grant date. The Company measures compensation expense for the restricted stock awards based upon the fair market value of its common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted stock awards from January 1, 2006 to December 31, 2008 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Unvested balance at January 1, 2006	747,000	$10.04
Granted	197,360	15.91
Vested	(482,833)	10.02

Unvested balance at December 31, 2006	461,527	12.57
Granted	199,885	17.99
Vested	(314,787)	11.27

Unvested balance at December 31, 2007	346,625	16.88
Granted	406,767	10.92
Vested	(147,583)	16.31

Unvested balance at December 31, 2008	605,809	$13.02

The remaining share awards will vest as follows: 197,076 shares during 2009, 131,296 shares during 2010 and 277,437 during 2011. As of December 31, 2008, the unrecognized compensation cost related to restricted stock awards was $5.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 21 months. For the years ended December 31, 2008, 2007 and 2006, the Company recorded $3.2 million, $3.4 million and $2.9 million, respectively, of compensation expense related to restricted stock awards.

Deferred Stock Awards

At the time of the Company’s initial public offering, the Company made a commitment to issue 382,500 shares of deferred stock units to the Company’s senior executive officers. These deferred stock units are fully vested and represent the promise of the Company to issue a number of shares of the Company’s common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) June 1, 2010 (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the end of the Deferral Period. As of December 31, 2008, the Company has a commitment to issue 466,819 shares under this plan. The share commitment increased from 382,500 to 466,819 since the Company’s initial public offering because current dividends are not paid out but instead are effectively reinvested in additional deferred stock units based on the closing price of the Company’s common stock on the dividend payment date.

Stock Appreciation Rights and Dividend Equivalent Rights

In 2008, the Company’s corporate officers were awarded stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”). The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance. Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of the Company’s common stock on the exercise date and the “strike price.” The strike price is equal to the closing price of the Company’s common stock on the SAR grant date. The Company simultaneously issued one DER for each SAR. The DER entitles the holder to the value of dividends issued on one share of common stock. No dividends are paid on a DER prior to vesting, but upon vesting, the holder of each DER will receive a lump

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date. Initially, the DER was to terminate upon exercise or expiration of each SAR. The Company amended the terms of the DERs in 2008. The amendment shortened the maturity from 10 years to 8 years from the grant date and eliminated the provision that required the awards to terminate, in whole or in part, upon the exercise of the SAR that was issued simultaneously with the DER. The modification did not result in an increase or a decrease in the fair value of the DERs. The Company measures compensation expense of the SAR/DER awards based upon the fair market value of these awards at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

On March 4, 2008, the Company issued 300,225 SARs/DERs to its executive officers with an aggregate fair value of approximately $2.0 million. The strike price of the SARs is $12.59. The SARs were valued using a binomial option pricing model using the following assumptions, an expected life of seven years, a risk free rate of 3.17%, expected volatility of 29.8% and an expected dividend yield of 5.5% (the average dividend yield on the four dividend payment dates preceding the issuance of the SARs). The DERs were valued using a discounted cash flow model assuming a stream of dividends equal to 5.5% of the closing stock price on the New York Stock Exchange on the date that the DERs were issued over the seven year expected life of the instrument. For the year ended December 31, 2008, the Company recorded approximately $0.6 million of compensation expense related to the SARs/DERs. A summary of the Company’s unvested SARs/DERs as of December 31, 2008 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	SARs/DERs	Value

Balance at January 1, 2008	—	$—
Granted	300,225	6.62
Vested	—	—

Balance at December 31, 2008	300,225	$6.62

7.	Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. No effect is shown for securities that are anti-dilutive. The Company’s unvested SARs were not included in the computation of diluted earnings per share as of December 31, 2008 because to do so would have been anti-dilutive.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the calculation of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 (in thousands, except share and per share data):

	2008	2007	2006

Basic Earnings per Share Calculation:
Numerator:
Net income	$52,929	$68,309	$35,211
Less: dividends on unvested restricted common stock	(389)	(483)	(481)

Net income after dividends on unvested restricted common stock	52,540	67,826	34,730
Less: discontinued operations	—	(5,412)	(1,508)

Net income from continuing operations after dividends on unvested restricted common stock	$52,540	$62,414	$33,222

Weighted-average number of common shares outstanding — basic	93,064,790	94,199,814	67,534,851

Basic earnings per share:
Continuing operations	$0.56	$0.66	$0.49
Discontinued operations	—	0.06	0.02

Total	$0.56	$0.72	$0.51

Diluted Earnings per Share Calculation:
Numerator:
Net income	$52,929	$68,309	$35,211
Less: dividends on unvested restricted common stock	(389)	(483)	(481)

Net income after dividends on unvested restricted common stock	52,540	67,826	34,730
Less: discontinued operations	—	(5,412)	(1,508)

Net income from continuing operations after dividends on unvested restricted common stock	$52,540	$62,414	$33,222

Weighted-average number of common shares outstanding — basic	93,064,790	94,199,814	67,534,851
Unvested restricted common stock	51,372	65,431	180,810
Unvested SARs	—	—	—

Weighted-average number of common shares outstanding — diluted	93,116,162	94,265,245	67,715,661

Diluted earnings per share:
Continuing operations	$0.56	$0.66	$0.49
Discontinued operations	—	0.06	0.02

Total	$0.56	$0.72	$0.51

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

The Company has incurred property specific mortgage debt on certain of its hotels. The mortgage debt is recourse solely to specific assets, except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2008, twelve of the Company’s twenty hotel properties were secured by mortgage debt. The Company’s mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of December 31, 2008, the Company was in compliance with the financial covenants of its mortgage debt.

As of December 31, 2008, the Company had approximately $878.4 million of outstanding debt. The following table sets forth the Company’s debt obligations on its hotels.

			Maturity	Amortization
Property	Principal Balance	Interest Rate	Date	Provisions
	(In thousands)

Bethesda Marriott Suites	$5,000	LIBOR + 0.95 (1.42% as of December 31, 2008)	7/2010	Interest Only
Frenchman’s Reef & Morning Star Marriott Beach Resort	62,240	5.44%	8/2015	30 years	(1)
Marriott Griffin Gate Resort	28,434	5.11%	1/2010	25 years
Los Angeles Airport Marriott	82,600	5.30%	7/2015	Interest Only
Courtyard Manhattan/Fifth Avenue	51,000	6.48%	6/2016	30 years	(2)
Courtyard Manhattan/Midtown East	41,238	5.195%	12/2009	25 years
Orlando Airport Marriott	59,000	5.68%	1/2016	30 years	(3)
Salt Lake City Marriott Downtown	34,441	5.50%	1/2015	20 years
Renaissance Worthington	57,400	5.40%	7/2015	30 years	(4)
Chicago Marriott	220,000	5.975%	4/2016	30 years	(5)
Austin Renaissance	83,000	5.507%	12/2016	Interest Only
Waverly Renaissance	97,000	5.503%	12/2016	Interest Only
Senior unsecured credit facility(6)	57,000	LIBOR + 0.95 (2.84% as of December 31, 2008)	2/2011	Interest Only

Total	$878,353

(1)	The debt had a three-year interest only period that expired in August 2008. The debt is currently amortizing based on a thirty-year schedule.

(2)	The debt has a five-year interest only period that commenced in May 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)	The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(4)	The debt has a four-year interest only period that commenced in July 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(5)	The debt has a 3.5 year interest only period that commenced in April 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(6)	The senior unsecured credit facility matures in February 2011. The Company has a one year extension option that will extend the maturity to 2012.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate debt maturities as of December 31, 2008 are as follows (in thousands):

2009	$44,888
2010	38,336
2011	63,973
2012	7,627
2013	8,142
Thereafter	715,387

$878,353

Senior Unsecured Credit Facility

The Company is party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. The maturity date of the Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions.

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%

Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
		December 31,
	Covenant	2008

Maximum leverage ratio(1)	65%	41.0%
Minimum fixed charge coverage ratio(2)	1.6x	2.9x
Minimum tangible net worth(3)	$738.4 million	$1.2 billion
Unhedged floating rate debt as a
percentage of total indebtedness	35%	7.1%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of the Company’s corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	On December 15, 2008, the Company amended the Facility to modify the fixed charge ratio covenant so that it is a trailing four consecutive quarter test, rather than a single quarter test.

(3)	“Tangible net worth” is defined as the gross book value of the Company’s real estate assets and other corporate assets less the Company’s total debt and all other corporate liabilities.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Facility requires that the Company maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
		December 31,
	Covenant	2008

Minimum implied debt service ratio	1.5x	12.67x
Maximum unencumbered leverage ratio	65%	8.1%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$703.0 million
Percentage of total asset value owned by borrowers or
guarantors	90%	100%

In addition to the interest payable on amounts outstanding under the Facility, the Company is required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. The Company incurred interest and unused credit facility fees of $2.6 million, $2.7 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, on the Facility. As of December 31, 2008, there was $57.0 million outstanding under the Facility. On February 5, 2009, the Company repaid $5.0 million of the outstanding amount under the Facility.

9.	Acquisitions

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

The Company allotted purchase consideration to favorable lease assets related to the favorable lease terms of the hotel ground lease and the option to assume the current lease terms under the land option. The hotel and retail space are subject to a favorable ground lease that expires in 2099. The Company reviewed the terms of the ground leases in conjunction with the hotel purchase accounting and concluded that the terms were below current market and recorded a $20.0 million favorable lease asset for the ground lease related to the land under the existing hotel and a $12.8 million favorable lease asset for the ground lease related to the undeveloped parcel of land at the acquisition date. The hotel remains a Westin-branded property and continues to be managed by Starwood under a twenty-year management agreement. The management agreement provides for a base management fee of 2.5% of the hotel’s gross revenues and an incentive fee of 20% of hotel operating profits above an owner’s priority defined in the management agreement.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price allocation, including transaction costs, of the Westin Boston Waterfront Hotel to the acquired assets and liabilities is as follows (in thousands):

Land improvements	$2,400
Building	271,296
Furniture, fixtures and equipment	21,400

Total fixed assets	295,096
Favorable lease assets	33,556
Other assets, net	2,673

Purchase Price	$331,325

The acquired property is included in the Company’s results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on the first day of the fiscal year presented. In our opinion, all significant adjustments necessary to reflect the effects of the acquisition have been made.

	Year Ended
	December 31,	December 31,
	2007	2006
	(In thousands, except per share data)

Revenues	$714,019	$624,328
Income from continuing operations	61,871	35,151
Net income	67,283	36,659

Earnings per share — basic and diluted	$0.71	$0.39

10.	Discontinued Operations

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

	Year Ended
	December 31,	December 31,
	2007	2006

Revenues	$6,483	$6,389
Pre-tax income from operations	1,284	1,141
Gain on disposal, net of tax	3,783	—
Income tax benefit	345	367

Income from discontinued operations	$5,412	$1,508

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Dividends

The Company has paid quarterly cash dividends to common stockholders at the discretion of its Board of Directors. In December, the Company announced that it would not issue any further dividends in 2008, and intends to issue its next dividend to stockholders of record as of December 31, 2009. The 2009 dividend is intended to be an amount equal to 100% of the Company’s 2009 taxable income. Also, the Company is assessing whether to utilize the Internal Revenue Service’s Revenue Procedure 2009-15 that permits it to pay a portion of that dividend in shares of common stock and the remainder in cash. The following table sets forth the dividends on common shares for the years ended December 31, 2008 and 2007:

		Dividend per
Payment Date	Record Date	Share

April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25

12.	Income Taxes

The Company has elected, effective January 1, 2005, to be treated as a REIT under the provisions of the Internal Revenue Code provided that the Company distributes all taxable income annually to the Company’s stockholders and complies with certain other requirements. In addition to paying federal and state taxes on any retained income, the Company may be subject to taxes on “built in gains” on sales of certain assets. The Company’s taxable REIT subsidiaries are subject to federal, state and foreign income taxes.

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Current — Federal	$—	$901	$978
State	665	752	86
Foreign	87	314	235

	752	1,967	1,299
Deferred — Federal	(8,330)	1,803	2,040
State	(1,978)	426	387
Foreign	180	723	(343)

	(10,128)	2,952	2,084

Income tax provision (benefit)(1)	$(9,376)	$4,919	$3,383

(1)	Amounts for the years ended December 31, 2007 and 2006 include $0.3 million and $0.4 million, respectively, of income tax benefit included in discontinued operations.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal tax provision to our income tax (benefit) provision is as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Statutory federal tax provision (35)%	$15,663	$23,856	$13,109
Tax impact of REIT election	(24,565)	(20,353)	(9,724)
State income tax (benefit) provision, net of federal tax benefit	(854)	766	417
Foreign income tax provision (benefit)	267	1,037	(108)
Other	113	(42)	56

Income tax (benefit) provision from continuing operations	$(9,376)	$5,264	$3,750

The Company is required to pay franchise taxes in certain jurisdictions. The Company accrued approximately $0.1 million, $0.1 million and $0.2 million of franchise taxes during the years ended December 31, 2008, 2007 and 2006, respectively, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	December 31,	December 31,
	2008	2007

Deferred income related to key money	$8,065	$6,298
Net operating loss carryforwards	16,208	3,727
Building and FF&E basis differences	—	63
Alternative minimum tax credit carryforwards	3,017	2,458

Deferred tax assets	27,290	12,546

Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(16,123)	(12,063)

Deferred tax liabilities	(20,383)	(16,323)

Deferred tax asset (liability), net	$6,907	$(3,777)

The Company believes that it will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $3.0 million are expected to be recovered from taxes paid in prior years. Deferred tax assets of $16.2 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $8.1 million is dependent upon future taxable earnings of the TRS.

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary, and is subject to USVI income taxes. The Company is party to a

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax agreement with the USVI that reduces the income tax rate to approximately 4%. This arrangement expires in February 2010. If the arrangement is not extended, the Company will be subject to an income tax rate of 37.4%.

13.	Relationships with Managers

Our Hotel Management Agreements

We are a party to hotel management agreements with Marriott for sixteen of the twenty properties owned as of December 31, 2008. The Vail Marriott Mountain Resort & Spa, is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott, the Westin Atlanta North at Perimeter is managed by Noble Management Group LLC, the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton Hotels Corporation and the Westin Boston Waterfront Hotel is managed by Starwood Hotels and Resorts Worldwide, Inc.

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

	Date of	Initial
	Agreement	Term	Number of Renewal Terms

Austin Renaissance	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	5/2006	10 years	Two five-year periods
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	3/2006	32 years	Two ten-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	12/2004	30 years	None
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	30 years	Two ten-year periods
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	1/2005	40 years	None
Waverly Renaissance	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 1/2 years	None

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of the Company’s hotel properties:

	Base Management		Incentive
	Fee(1)		Management Fee(2)

Austin Renaissance	3%		20%(3)
Atlanta Alpharetta Marriott	3%		25%(4)
Atlanta North at Perimeter Westin	3	%(5)	10%(6)
Bethesda Marriott Suites	3%		50%(7)
Boston Westin Waterfront	2.5%		20%(8)
Chicago Marriott Downtown	3%		20%(9)
Conrad Chicago	2	%(10)	15%(11)
Courtyard Manhattan/Fifth Avenue	5	%(12)	25%(13)
Courtyard Manhattan/Midtown East	5%		25%(14)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%		25%(15)
Los Angeles Airport Marriott	3%		25%(16)
Marriott Griffin Gate Resort	3%		20%(17)
Oak Brook Hills Marriott Resort	3%		20% or 30%(18)
Orlando Airport Marriott	3%		20% or 25%(19)
Renaissance Worthington	3%		25%(20)
Salt Lake City Marriott Downtown	3%		20%(21)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%(22)
Torrance Marriott South Bay	3%		20%(23)
Waverly Renaissance	3%		20%(24)
Vail Marriott Mountain Resort & Spa	3%		20%(25)

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.9 million and (ii) 10.75% of certain capital expenditures.

(4)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(5)	The base management fee was 2% of gross revenues for fiscal years 2007 and 2008, as the hotel did not achieve the unlevered yield targets for those periods.

(6)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.0 million and (ii) 10.75% of certain capital expenditures.

(7)	Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner’s priority expires in 2023.

(8)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which results with each sale.

(9)	Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	The base management fee will be equal to 2.5% of gross revenues for fiscal years 2008 and 2009 and 3% for fiscal years thereafter.

(11)	Calculated as a percentage of operating profits after a pre-set dollar amount ($8.6 million in 2008) of owner’s priority. Beginning in fiscal year 2011, the incentive management fee will be based on 103% of the prior year cash flow.

(12)	The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Also, beginning in 2008, the base management fee increased to 5.5% due to operating profits exceeding $4.7 million in 2007, and beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(13)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(14)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(15)	Calculated as a percentage of operating profits in excess of the sum of (i) $9.2 million and (ii) 10.75% of certain capital expenditures.

(16)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(17)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2025 when it is 30%.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.9 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.

(20)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(21)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of capital expenditures.

(22)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(23)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(24)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(25)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We recorded $28.6 million, $29.8 million and $19.5 million of management fees during the years ended December 31, 2008, 2007 and 2006, respectively. The management fees for the year ended December 31, 2008 consisted of $9.7 million of incentive management fees and $18.9 million of base management fees. The management fees for the year ended December 31, 2007 consisted of $11.1 million of incentive management fees and $18.7 million of base management fees.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The management fees for the year ended December 31, 2006 consisted of $8.4 million of incentive management fees and $11.1 million of base management fees.

Yield Support

Marriott has provided the Company with operating cash flow guarantees for certain hotels and will reimburse an amount of their management fee if actual hotel operating income is less than a negotiated target net operating income. The Company refers to these guarantees as “yield support”. Yield support is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees on the accompanying consolidated statement of operations. The Company earned $0.9 million ($0.1 million of which is classified in discontinued operations on the accompanying statement of operations) and $2.8 million ($0.1 million of which is classified in discontinued operations on the accompanying statement of operations) of yield support during the years ended December 31, 2007 and 2006, respectively. There was no yield support earned during the year ended December 31, 2008. The Company is not entitled to any further yield support at any of its hotels.

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

Franchise Agreements

The following table sets forth the terms of the Company’s franchise agreements for its two franchised hotels:

	Date of	Initial
	Agreement	Term(1)	Franchise Fee

Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales(2)

(1)	There are no renewal options under either franchise agreement.

(2)	The franchise fee was equal to 2% of gross room and food and beverage sales for fiscal year 2006, 3% of gross room sales and 2% of gross food and beverage sales for fiscal year 2007, 4% of gross room sales and 2% of gross food and beverage sales for 2008. The franchise fee increases to 7% of gross room sales and 2% of gross food and beverage sales thereafter.

We recorded $2.8 million, $2.7 million and $2.2 million of franchise fees during the years ended December 31, 2008, 2007 and 2006, respectively.

14.	Commitments and Contingencies

Litigation

The Company is not involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company. The Company is involved in routine litigation arising out of the ordinary

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on its financial condition or results of operations.

Ground Leases

Four of the Company’s hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

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

In addition, two of the golf courses adjacent to two of the Company’s hotels are subject to a ground lease agreement:

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

Ground rent expense was $9.8 million, $9.7 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash paid for ground rent was $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual rental commitments under non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$3,688
2010	3,268
2011	2,890
2012	2,822
2013	2,719
Thereafter	630,084

$645,471

15.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2008 and 2007 are as follows:

	As of December 31,		As of December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Debt	$878,353	$750,899	$824,526	$756,956

The fair value of all other financial assets and liabilities are equal to their carrying amounts.

16.	Segment Information

The Company aggregates its operating segments using the criteria established by SFAS 131, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of and for the years ending December 31, 2008, 2007 and 2006.

	Revenues			Investment
	2008	2007	2006	2008	2007	2006
	(In thousands)			(In thousands)

Chicago	$148,254	$159,062	$84,762	$542,628	$519,859	$501,616
Los Angeles	84,176	84,138	76,532	209,130	206,648	199,644
Atlanta	68,425	73,381	30,772	237,307	233,947	229,614
Boston	72,993	68,879	—	350,010	339,391	—
US Virgin Islands	54,729	54,725	52,049	87,138	86,030	82,919
New York	49,730	50,313	41,881	124,956	123,940	122,338
Other	214,927	220,435	199,055	559,294	543,148	520,754

Total	$693,234	$710,933	$485,051	$2,110,463	$2,052,963	$1,656,885

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Operating Results (Unaudited)

	2008 Quarter Ended
	March 21	June 13	September 5	December 31
	(In thousands, except per share data)

Total revenue	$132,863	$181,016	$161,395	$217,960
Total operating expenses	121,152	147,277	140,841	191,655

Operating income	$11,711	$33,739	$20,554	$26,305

Net income	$5,177	$21,755	$12,212	$13,785

Basic and diluted earnings per share	$0.05	$0.23	$0.13	$0.15

	2007 Quarter Ended
	March 23	June 15	September 7	December 31
	(In thousands, except per share data)

Total revenue	$132,213	$177,944	$166,517	$234,259
Total operating expenses	116,520	143,460	140,373	193,732

Operating income	$15,693	$34,484	$26,144	$40,527

Income from continuing operations	$6,372	$20,106	$15,552	$20,867
Income from discontinued operations	418	407	316	4,271

Net income	$6,790	$20,513	$15,868	$25,138

Basic and diluted earnings per share:
Continuing operations	$0.07	$0.21	$0.17	$0.22
Discontinued operations	0.00	0.00	0.00	0.04

Total	$0.07	$0.21	$0.17	$0.26

DiamondRock Hospitality Company
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2008 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life

The Lodge at Sonoma, a Renaissance Resort and Spa	$—	$3,951	$22,720	$205	$3,951	$22,925	$26,876	$(3,360)	$23,516	2004	40 Years
Courtyard Midtown Manhattan East	(41,238)	16,500	54,812	276	16,500	55,088	71,588	(5,652)	65,936	2004	40 Years
Marriott Salt Lake City Downtown	(34,441)	—	45,815	1,159	—	46,974	46,974	(4,689)	42,285	2004	40 Years
Courtyard Manhattan/Fifth Avenue	(51,000)	—	34,685	1,585	—	36,270	36,270	(3,651)	32,619	2004	40 Years
Marriott Griffin Gate Resort	(28,434)	7,869	33,352	1,750	7,869	35,102	42,971	(3,489)	39,482	2004	40 Years
Marriott Bethesda Suites	(5,000)	—	45,656	546	—	46,202	46,202	(4,646)	41,556	2004	40 Years
Torrance Marriott South Bay	—	7,241	48,232	3,594	7,241	51,826	59,067	(5,116)	53,951	2005	40 Years
Marriott Atlanta Alpharetta	—	3,623	33,503	239	3,623	33,742	37,365	(2,983)	34,382	2005	40 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	(62,240)	17,713	50,697	990	17,713	51,687	69,400	(4,519)	64,881	2005	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	2,099	24,100	85,176	109,276	(7,474)	101,802	2005	40 Years
Renaissance Worthington	(57,400)	15,500	63,428	379	15,500	63,807	79,307	(5,600)	73,707	2005	40 Years
Vail Marriott Mountain Resort	—	5,800	52,463	630	5,800	53,093	58,893	(4,663)	54,230	2005	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	2,130	9,500	41,258	50,758	(3,518)	47,240	2005	40 Years
Orlando Airport Marriott	(59,000)	9,769	57,803	1,905	9,769	59,708	69,477	(4,502)	64,975	2005	40 Years
Chicago Marriott	(220,000)	36,900	347,921	10,950	36,900	358,871	395,771	(24,373)	371,398	2006	40 Years
Westin Atlanta North at Perimeter	—	7,490	51,124	654	7,490	51,778	59,268	(3,456)	55,812	2006	40 Years
Conrad Chicago	—	31,650	76,961	581	31,650	77,542	109,192	(4,147)	105,045	2006	40 Years
Waverly Renaissance	(97,000)	12,701	110,461	1,023	12,701	111,484	124,185	(5,777)	118,408	2006	40 Years
Austin Renaissance	(83,000)	9,283	93,815	1,153	9,283	94,968	104,251	(4,883)	99,368	2006	40 Years
Boston Westin Waterfront	—	—	273,696	15,024	—	288,720	288,720	(13,552)	275,168	2007	40 Years

Total	$(821,353)	$219,590	$1,619,349	$46,872	$219,590	$1,666,221	$1,885,811	$(120,050)	$1,765,761

DiamondRock Hospitality Company
Schedule III — Real Estate and Accumulated Depreciation — (Continued)
As of December 31, 2008 (in thousands)

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

Balance at December 31, 2005	$820,849
Additions:
Acquisitions	778,684
Capital expenditures	4,843
Adjustments to purchase accounting	(149)

Balance at December 31, 2006	1,604,227
Additions:
Acquisitions	273,696
Capital expenditures	12,433
Deductions:
Dispositions and other	(31,979)

Balance at December 31, 2007	1,858,377
Additions:
Capital expenditures	27,434

Balance at December 31, 2008	$1,885,811

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

Balance at December 31, 2005	$12,512
Depreciation and amortization	25,995

Balance at December 31, 2006	38,507
Depreciation and amortization	41,549
Dispositions and other	(1,699)

Balance at December 31, 2007	78,357
Depreciation and amortization	41,693

Balance at December 31, 2008	$120,050

C) The aggregate cost of properties for Federal income tax purposes is approximately $1,876,435 as of December 31, 2008.