Form 10-Q
period 2009-03-27
DiamondRock Hospitality Co
filed 2009-05-05
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 800, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)
(240) 744-1150
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 107,972,100 shares of its $0.01 par value common stock outstanding as of May 5, 2009.

INDEX
PART I. FINANCIAL INFORMATION

Item I. Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 27, 2009 and December 31, 2008
(in thousands, except share amounts)

	March 27, 2009	December 31, 2008
	(Unaudited)

ASSETS
Property and equipment, at cost	$2,151,416	$2,146,616
Less: accumulated depreciation	(245,145)	(226,400)

	1,906,271	1,920,216

Deferred financing costs, net	3,142	3,335
Restricted cash	28,534	30,060
Due from hotel managers	56,562	61,062
Favorable lease assets, net	40,444	40,619
Prepaid and other assets	31,756	33,414
Cash and cash equivalents	14,283	13,830

Total assets	$2,080,992	$2,102,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$820,352	$821,353
Senior unsecured credit facility	52,000	57,000

Total debt	872,352	878,353

Deferred income related to key money, net	20,197	20,328
Unfavorable contract liabilities, net	84,007	84,403
Due to hotel managers	34,410	35,196
Accounts payable and accrued expenses	56,720	66,624

Total other liabilities	195,334	206,551

Stockholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 90,147,100 and 90,050,264 shares issued and outstanding at March 27, 2009 and December 31, 2008, respectively	901	901
Additional paid-in capital	1,101,588	1,100,541
Accumulated deficit	(89,183)	(83,810)

Total stockholders’ equity	1,013,306	1,017,632

Total liabilities and stockholders’ equity	$2,080,992	$2,102,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended March 27, 2009 and March 21, 2008
(in thousands, except per share amounts)

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008
	(Unaudited)	(Unaudited)
Revenues:

Rooms	$75,116	$85,927
Food and beverage	36,890	40,081
Other	6,538	6,855

Total revenues	118,544	132,863

Operating Expenses:

Rooms	19,982	21,160
Food and beverage	26,581	28,928
Management fees	3,327	4,965
Other hotel expenses	46,024	46,453
Depreciation and amortization	18,717	16,687
Corporate expenses	3,769	2,959

Total operating expenses	118,400	121,152

Operating profit	144	11,711

Other Expenses (Income):

Interest income	(83)	(438)
Interest expense	11,498	10,695

Total other expenses	11,415	10,257

(Loss) Income before income taxes	(11,271)	1,454

Income tax benefit	5,978	3,723

Net (loss) income	$(5,293)	$5,177

(Loss) Earnings per share:

Basic and diluted (loss) earnings per share	$(0.06)	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Quarters Ended March 27, 2009 and March 21, 2008
(in thousands)

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,293)	$5,177
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate depreciation	18,717	16,687
Corporate asset depreciation as corporate expenses	34	32
Non-cash ground rent	1,787	1,777
Non-cash financing costs as interest	193	186
Amortization of debt premium and unfavorable contract liabilities	(397)	(397)
Amortization of deferred income	(130)	(122)
Stock-based compensation	1,207	671
Changes in assets and liabilities:
Prepaid expenses and other assets	1,658	(234)
Restricted cash	1,383	1,175
Due to/from hotel managers	3,570	2,735
Accounts payable and accrued expenses	(8,886)	(8,071)

Net cash provided by operating activities	13,843	19,616

Cash flows from investing activities:
Hotel capital expenditures	(7,293)	(21,542)
Receipt of deferred key money	—	5,000
Change in restricted cash	143	(3,930)

Net cash used in investing activities	(7,150)	(20,472)

Cash flows from financing activities:
Repayments of credit facility	(5,000)	—
Draws on credit facility	—	14,000
Scheduled mortgage debt principal payments	(1,002)	(680)
Repurchase of shares	(158)	(344)
Payment of dividends	(80)	(22,819)

Net cash used in financing activities	(6,240)	(9,843)

Net increase (decrease) in cash and cash equivalents	453	(10,699)
Cash and cash equivalents, beginning of period	13,830	29,773

Cash and cash equivalents, end of period	$14,283	$19,074

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,987	$11,820

Cash paid for income taxes	$35	$93

Capitalized interest	$19	$183

Non-Cash Financing Activities:
Unpaid dividends	$—	$23,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
DiamondRock Hospitality Company (the “Company”) is a lodging-focused real estate company that owns, as of May 5, 2009, 20 premium hotels and resorts. We are committed to maximizing stockholder value through investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).
We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after paying the hotel managers a fee based on the revenues and profitability of the hotels and reimbursing all of their direct and indirect operating costs.
As of March 27, 2009, the Company owned 20 hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.
We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. We are the sole general partner of the operating partnership and currently own, either directly or indirectly, all of the limited partnership units of the operating partnership.
2. Summary of Significant Accounting Policies
Basis of Presentation
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2008, included in our Annual Report on Form 10-K dated February 27, 2009.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 27, 2009, and the results of our operations and cash flows for the fiscal quarters ended March 27, 2009 and March 21, 2008. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.
Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Reporting Periods
The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Noble Management Group, LLC, manager of the Westin Atlanta North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago, and Westin Hotel Management, L.P, manager of the Westin Boston Waterfront Hotel report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott’s fiscal quarters but the fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, or Westin Boston Waterfront Hotel for the month of operations that ends after its fiscal quarter-end because neither Westin Hotel Management, L.P., Hilton Hotels Corporation, Noble Management Group, LLC, Vail Resorts nor Marriott make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, and the Westin Boston Waterfront Hotel as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
Revenue Recognition
Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net (loss) income, adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net (loss) income, adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.
We implemented the provisions of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which resulted in no significant impact on current or prior period earnings (loss) per share.
Stock-based Compensation
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
Intangible Assets and Liabilities
Intangible assets and liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but review these assets for impairment if events or circumstances indicate that the asset may be impaired.
Straight-Line Rent
We record rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis as required by U.S. GAAP.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus, impact our financial position. Should any of our hotels experience a significant decline in operational performance, it may affect our ability to make distributions to our stockholders and service debt or meet other financial obligations.
3. Property and Equipment
Property and equipment as of March 27, 2009 (unaudited) and December 31, 2008 consists of the following (in thousands):

	March 27, 2009	December 31, 2008
Land	$219,590	$219,590
Land improvements	7,994	7,994
Buildings	1,661,710	1,658,227
Furniture, fixtures and equipment	260,360	259,154
CIP and corporate office equipment	1,762	1,651

	2,151,416	2,146,616
Less: accumulated depreciation	(245,145)	(226,400)

	$1,906,271	$1,920,216

As of March 27, 2009 we did not have any accrued capital expenditures. As of December 31, 2008, we had accrued capital expenditures of $2.6 million.
4. Capital Stock

Common Shares
We are authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.
On April 17, 2009, we completed a follow-on public offering of our common stock. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.
Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 27, 2009 and December 31, 2008, there were no shares of preferred stock outstanding.

Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 27, 2009 and December 31, 2008, there were no operating partnership units held by unaffiliated third parties.
5. Stock Incentive Plans
As of March 27, 2009, we have issued or committed to issue 3,194,151 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended, including 1,978,595 shares of unvested restricted common stock and a commitment to issue 466,819 units of deferred common stock.
Restricted Stock Awards
As of March 27, 2009, our officers and employees have been awarded 3,066,967 shares of restricted common stock, including those shares which have since vested. Shares issued to our officers and employees vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.
A summary of our restricted stock awards from January 1, 2009 to March 27, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2009	605,809	$13.02
Granted	1,515,955	2.82
Vested	(135,985)	15.29
Forfeited	(7,184)	14.61

Unvested balance at March 27, 2009	1,978,595	$5.04

The remaining share awards are expected to vest as follows: 62,748 shares during 2009, 631,082 shares during 2010, 779,448 shares during 2011 and 505,317 during 2012. As of March 27, 2009, the unrecognized compensation cost related to restricted stock awards was $8.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. For the fiscal quarters ended March 27, 2009 and March 21, 2008, we recorded $1.1 million and $0.6 million, respectively, of compensation expense related to restricted stock awards.
Deferred Stock Awards
At the time of our initial public offering, we made a commitment to issue 382,500 shares of deferred stock units to our senior executive officers. These deferred stock units are fully vested and represent the promise to issue a number of shares of our common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of March 27, 2009, we have a commitment to issue 466,819 shares under this plan. The share commitment increased from 382,500 to 466,819 since our initial public offering because current dividends are not paid out but instead are effectively reinvested in additional deferred stock units based on the closing price of our common stock on the dividend payment date.
Stock Appreciation Rights and Dividend Equivalent Rights
In 2008, we awarded our executive officers stock-settled stock appreciation rights (“SARs”) and dividend equivalent rights (“DERs”). The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance. Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of our common stock on the exercise date and the “strike price.” The strike price is equal to the closing price of our common stock on the SAR grant date. We simultaneously issued one DER for each SAR. The DER entitles the holder to the value of dividends issued on one share of common stock. No dividends are paid on a DER prior to vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date. The DER terminates eight years from the grant date. We measure compensation expense of the SAR/DER awards based upon the fair market value of these awards at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

As of March 27, 2009, we have awarded 300,225 SARs/DERs to our executive officers with an aggregate grant date fair value of approximately $2.0 million. For the fiscal quarters ended March 27, 2009 and March 21, 2008, we recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs as of March 27, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	SARs/DERs	Fair Value
Balance at January 1, 2009	300,225	$6.62
Granted	—	—
Exercised	—	—

Balance at March 27, 2009	300,225	$6.62

One-third of the SAR/DER awards vested in 2009 and the remainder are expected to vest as follows: one-third in 2010 and one-third in 2011. As of March 27, 2009, the unrecognized compensation cost related to the SAR/DER awards was $1.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months.
6. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is calculated by dividing net (loss) income available to common stockholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. For the fiscal quarter ended March 27, 2009, no effect is shown for the potentially dilutive effect of our restricted stock and SAR’s, as the impact is anti-dilutive in periods when we incur a net loss.
The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008
	(unaudited)	(unaudited)
Basic Earnings (Loss) per Share Calculation:
Numerator:
Net (loss) income	$(5,293)	$5,177
Less: dividends on unvested restricted common stock	—	(119)

Net (loss) income after dividends on unvested restricted common stock	$(5,293)	$5,058

Weighted-average number of common shares outstanding—basic	90,551,505	95,173,458

Basic (loss) earnings per share	$(0.06)	$0.05

Diluted Earnings (Loss) per Share Calculation:
Numerator:
Net (loss) income	$(5,293)	$5,177
Less: dividends on unvested restricted common stock	—	(90)

Net (loss) income after dividends on unvested restricted common stock	$(5,293)	$5,087

Weighted-average number of common shares outstanding—basic	90,551,505	95,173,458
Unvested restricted common stock	—	114,795
Unvested SARs	—	—

Weighted-average number of common shares outstanding—diluted	90,551,505	95,288,253

Diluted (loss) earnings per share	$(0.06)	$0.05

7. Debt
We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of March 27, 2009, 12 of our 20 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of March 27, 2009, we were in compliance with the financial covenants of our mortgage debt.
The following table sets forth information regarding the Company’s debt as of March 27, 2009 (unaudited), in thousands:

	Principal
Property	Balance	Interest Rate

Courtyard Manhattan / Midtown East	$40,968	5.195%
Marriott Salt Lake City Downtown	34,108	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	28,247	5.11%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott
Beach Resort	62,029	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites		LIBOR + 0.95 (1.45% as of
	5,000	March 27, 2009)

Total mortgage debt	820,352
Senior unsecured credit facility		LIBOR + 0.95 (1.46% as of
	52,000	March 27, 2009)
Total debt	$872,352
Weighted-Average Interest Rate		5.4%
We are party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. As of March 27, 2009, we had a $52 million outstanding balance on the Facility. On April 17, 2009, we repaid the $52 million outstanding on the Facility.
Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
	Covenant		March 27, 2009
Maximum leverage ratio(1)	65%		42.8%
Minimum fixed charge coverage ratio(2)	1.6	x	2.7	x
Minimum tangible net worth(3)	$738.4 million		$1.3 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		6.5%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.

The Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
			March 27,
	Covenant		2009
Minimum implied debt service ratio	1.5	x	13.01%
Maximum unencumbered leverage ratio	65%		7.9%
Minimum number of unencumbered borrowing base properties	4		8
Minimum unencumbered borrowing base value	$150 million		$658.9 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.3 million and $0.2 million for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively.
8. Dividends
We have paid quarterly cash dividends to common stockholders at the discretion of our board of directors. We intend to issue our next dividend to stockholders of record as of December 31, 2009. The 2009 dividend is intended to be an amount equal to 100% of our 2009 taxable income. Depending on our 2009 liquidity needs, we may elect to pay a portion of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
9. Commitments and Contingencies
Litigation
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.
Income Taxes
We had no accruals for tax uncertainties as of March 27, 2009 and March 21, 2008. As of March 27, 2009, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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
Overview
We are a lodging-focused real estate company that owns, as of May 5, 2009, 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national brand companies Marriott, Starwood or Hilton.
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
We differentiate ourselves from our competitors because of our adherence to three basic principles:
•	high-quality urban- and resort-focused branded real estate;
•	conservative capital structure; and
•	thoughtful asset management.
High-Quality Urban- and Resort-Focused Branded Real Estate
We own 20 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier to entry markets with multiple demand generators.
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

In addition, a core tenet of our strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. In particular, we believe that branded hotels outperform unbranded hotels in an economic downturn. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of our hotels are managed by the brand company directly. Generally, we are interested in owning only those hotels that are operated under a nationally recognized brand or acquiring hotels that can be converted into a nationally branded hotel.
Capital Structure
Since our formation in 2004, we have been consistently committed to a flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the recent peak in the commercial real estate market, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
We believe the current economic environment has confirmed the merits of our financing strategy. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with limited near-term maturities. As of March 27, 2009, we had $872.4 million of debt outstanding, which consisted of $52.0 million outstanding on our senior unsecured credit facility and $820.4 million of mortgage debt. We currently have eight hotels, with an aggregate historic cost of $790 million, which are unencumbered by mortgage debt. As of March 27, 2009, our debt had a weighted-average interest rate of 5.37% and a weighted-average maturity date of 6.1 years. In addition, as of March 27, 2009, 93.5% of our debt was fixed rate.
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
During the current recession, our corporate goals and objectives are focused on preserving and enhancing our liquidity. We have taken a number of steps to achieve these goals, as follows:
•	We completed a follow-on public offering of our common stock on April 17, 2009. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million. We continue to evaluate our liquidity needs and financing alternatives, and may choose to sell additional shares of common stock in the future.
•	We repaid the $52 million outstanding on our senior unsecured credit facility on April 17, 2009 with a portion of the proceeds from our follow-on offering.
•	We chose to not pay a 2008 fourth quarter dividend and we intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income.
•	Depending on our 2009 liquidity needs, we may elect to pay a portion of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
•	We have significantly curtailed capital spending for 2009 and expect to fund approximately $10 million in capital expenditures in 2009, compared to an average of $35 million per year of owner-funded capital expenditures during 2006, 2007 and 2008.
•	As previously announced, we continue to evaluate the process regarding the sale of one or more of our hotels. To date we have not received any bids that we consider attractive compared to our internal valuation.
We have only two near-term mortgage debt maturities totaling $68 million. The debt maturities include $40.2 million coming due on the Courtyard Manhattan/Midtown East on December 11, 2009 and $27.7 million coming due on the Griffin Gate Marriott in January 2010. We have agreed on terms with a lender to provide up to $43 million of mortgage debt with a term of five years on the Courtyard Manhattan/Midtown East and have locked our interest rate at 8.81%. The terms of the loan are still subject to approval of the lender’s credit committee. We cannot provide assurance that this lender will fund the mortgage debt or that the terms of the loan will be satisfactory to us, as we have not yet agreed on definitive documentation nor has the lender completed its due diligence. We are currently assessing the best alternatives to refinance the Griffin Gate Marriott mortgage debt. Our most likely alternatives include repaying the mortgage debt with corporate cash or refinancing the mortgage debt with a new mortgage lender.

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
In the current economic environment, we believe that our extensive lodging experience, our network of industry relationships and our asset management strategies uniquely position us to minimize the impact of declining revenues on our hotels. In particular, we are focused on controlling our property-level and corporate expenses, as well as working closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue. Our property-level cost containment includes the implementation of aggressive contingency plans at each of our hotels. The contingency plans include controlling labor expenses, eliminating hotel staff positions, adjusting food and beverage outlet hours of operation and not filling open positions. In addition, our strategy to significantly renovate nearly all of the hotels in our portfolio from 2006 to 2008 resulted in the flexibility to significantly curtail our planned capital expenditures for 2009 and 2010.
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
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 63% of our total revenues for the fiscal quarter ended March 27, 2009, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
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
Outlook
The United States is currently in the midst of a recession and the operating environment continues to be very challenging. The decline in GDP, employment, corporate profits, consumer spending and business investment has and will continue to negatively impact overall lodging demand. We believe that consumer and commercial spending and lodging demand will continue to decline in 2009. We do not anticipate an improvement in lodging demand until the current economic trends reverse course, particularly the expected continued weakness in the global economy and the lack of liquidity in the credit markets.
We believe that the economic slowdown will continue to significantly affect both the group and transient elements of our business. Based on reservation activity for 2009, we expect that group demand will continue to decline as companies continue to reduce travel expenditures, which will lead to increased cancellations, diminished booking activity and reduced attendance at group events resulting in lower banquet and food and beverage and other revenues. Similarly, the continued reduction in corporate travel budgets will affect the transient business traveler. The general economic trends discussed above make it difficult to predict our future operating results. However, we expect to experience further declines in hotel revenues and profits at our properties.
Our Hotels
The following table sets forth certain operating information for each of our hotels for the fiscal quarter ended March 27, 2009.

						% Change
		Number of	Occupancy			from 2008
Property	Location	Rooms	(%)	ADR($)	RevPAR($)	RevPAR
Chicago Marriott	Chicago, Illinois	1,198	58.1%	$152.01	$88.29	6.7%
Los Angeles Airport Marriott	Los Angeles, California	1,004	79.7	115.90	92.38	(10.8)
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	48.3	160.95	77.70	(17.7)
Renaissance Waverly Hotel	Atlanta, Georgia	521	60.6	143.51	86.90	(18.3)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	58.3	138.98	81.04	(21.3)
Renaissance Worthington	Fort Worth, Texas	504	72.1	164.57	118.72	(15.5)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	83.0	282.01	234.19	(11.1)
Renaissance Austin Hotel	Austin, Texas	492	62.9	156.69	98.51	(16.6)
Torrance Marriott South Bay	Los Angeles County, California	487	62.6	119.59	74.88	(27.0)
Orlando Airport Marriott	Orlando, Florida	486	81.8	120.58	98.66	(16.3)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	49.0	108.41	53.12	(11.1)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	31.4	118.38	37.17	(18.3)
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	66.3	109.94	72.90	(27.0)
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	79.8	287.44	229.51	(26.1)
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	57.3	136.01	77.88	(18.5)
Courtyard Manhattan/Midtown East	New York, New York	312	79.1	200.59	158.76	(28.9)
Conrad Chicago (1)	Chicago, Illinois	311	56.1	156.42	87.77	(7.4)
Bethesda Marriott Suites	Bethesda, Maryland	272	56.5	196.94	111.24	(13.8)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	87.6	202.23	177.22	(21.1)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	40.1	159.39	63.94	(35.8)

TOTAL/WEIGHTED AVERAGE		9,586	63.7%	$155.00	$98.80	(16.5)%

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarter ended March 27, 2009 includes the operations for the period from January 1, 2009 to February 28, 2009 for these five hotels.

Results of Operations
As of March 27, 2009, we owned 20 hotels. Our total assets were $2.1 billion as of March 27, 2009. Total liabilities were $1.1 billion as of March 27, 2009, including $872.4 million of debt. Stockholders’ equity was approximately $1.0 billion as of March 27, 2009.
Comparison of the Fiscal Quarter Ended March 27, 2009 to the Fiscal Quarter Ended March 21, 2008
Our net loss for the fiscal quarter ended March 27, 2009 was $5.3 million compared to net income of $5.2 million for the fiscal quarter ended March 21, 2008.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively, consisted of the following (in thousands):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008	% Change
Rooms	$75,116	$85,927	(12.6)%
Food and beverage	36,890	40,081	(8.0)%
Other	6,538	6,855	(4.6)%

Total revenues	$118,544	$132,863	(10.8)%

Individual hotel revenues for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008	% Change

Chicago Marriott	$14.7	$10.9	34.9%
Los Angeles Airport Marriott	13.0	14.3	(9.1)%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	10.0	11.2	(10.7)%
Renaissance Worthington	8.5	9.5	(10.5)%
Renaissance Austin Hotel	7.6	8.2	(7.3)%
Renaissance Waverly Hotel	7.2	8.7	(17.2)%
Westin Boston Waterfront Hotel (1)	7.0	8.9	(21.3)%
Orlando Airport Marriott	6.6	7.5	(12.0)%
Vail Marriott Mountain Resort & Spa (1)	6.1	8.4	(27.4)%
Salt Lake City Marriott Downtown	5.6	6.3	(11.1)%
Torrance Marriott South Bay	4.6	5.8	(20.7)%
Courtyard Manhattan/Midtown East	4.5	6.0	(25.0)%
Marriott Griffin Gate Resort	3.7	4.0	(7.5)%
Bethesda Marriott Suites	3.5	3.6	(2.8)%
Marriott Atlanta Alpharetta	3.1	3.6	(13.9)%
Oak Brook Hills Marriott Resort	3.0	3.3	(9.1)%
Courtyard Manhattan/Fifth Avenue	2.9	3.4	(14.7)%
Westin Atlanta North at Perimeter (1)	2.5	3.7	(32.4)%
The Lodge at Sonoma, a Renaissance Resort & Spa	2.2	3.0	(26.7)%
Conrad Chicago (1)	2.2	2.6	(15.4)%

Total	$118.5	$132.9	(10.8)%

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended March 27, 2009 and March 21, 2008 include the operations for the period from January 1, 2009 to February 28, 2009 and January 1, 2008 to February 29, 2008, respectively, for these five hotels.

Our total revenues declined $14.4 million or 10.8%, from $132.9 million for the fiscal quarter ended March 21, 2008 to $118.5 million for the fiscal quarter ended March 27, 2009, reflecting the continued weakness in the lodging fundamentals. The decline reflects a 16.5 percent decline in RevPAR as a result of a 10.4 percent decrease in ADR and a 4.8 percentage point decrease in occupancy. The comparison of the first quarter of 2009 to the first quarter of 2008 is positively impacted by disruption from the renovation of the Chicago Marriott, which was ongoing during the first quarter of 2008. Excluding the Chicago Marriott from our 2009 and 2008 first fiscal quarters would increase our RevPAR contraction by approximately 2.4 percentage points. In addition, the first quarter 2009 results of operations for our Marriott-managed hotels include five additional days as compared to the first quarter of 2008.
The majority of our customers fall into three broad categories: business transient, group and leisure and other business. In the first quarter of 2009, business transient room revenue, which represented approximately 28% of our total room revenue, decreased approximately 28% from the first quarter of 2008 as discretionary business travel has declined in response to the current economic recession. Group revenue, which represented approximately 36% of our total room revenue, decreased approximately 9% from the first quarter of 2008 due to groups increasingly renegotiating rates and an overall decline in demand. Revenue from leisure and other business, which represented 36% of our total room revenue, decreased approximately 11% from the first quarter of 2008 as overall consumer spending has declined in response to the current economic recession.
Food and beverage revenues decreased 8.0% from 2008, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 4.6% from 2008.
The following are the key hotel operating statistics for our hotels for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008	% Change
Occupancy %	63.7%	68.5%	(4.8) percentage points
ADR	$155.00	$172.91	(10.4)%
RevPAR	$98.80	$118.37	(16.5)%
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008	% Change
Rooms departmental expenses	$20.0	$21.2	(5.7)%
Food and beverage departmental expenses	26.6	28.9	(8.0)%
Other hotel expenses	37.8	39.0	(3.1)%
Base management fees	3.1	3.6	(13.9)%
Incentive management fees	0.2	1.4	(85.7)%
Property taxes	6.0	5.1	17.6%
Ground rent—Contractual	0.4	0.5	(20.0)%
Ground rent—Non-cash	1.8	1.8	—

Total hotel operating expenses	$95.9	$101.5	(5.5)%

Our hotel operating expenses decreased $5.6 million or 5.5%, from $101.5 million for the fiscal quarter ended March 21, 2008 to $95.9 million for the fiscal quarter ended March 27, 2009. Due to the decreased occupancy levels at our hotels, we have worked with our hotel managers to lower operating expenses. As a result of these cost-containment measures, and an overall decline in occupancy, we have reduced the rooms, food and beverage and other hotel departmental expenses. The primary driver for the decrease in these operating expenses is an overall decline in wages and benefits. We expect the decreases in the rooms, food and beverage, and other hotel departmental expenses to continue in 2009.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the decline in base management fees is due to the overall decline in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits. The decrease in incentive management fees of approximately $1.2 million is due to the decline in operating profits at those hotels.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.0 million from $16.7 million for the fiscal quarter ended March 21, 2008 to $18.7 million for the fiscal quarter ended March 27, 2009. This increase is primarily the result of having additional assets in service as of March 27, 2009, resulting in higher depreciation expense.

Corporate expenses. Our corporate expenses increased from $3.0 million for the fiscal quarter ended March 21, 2008 to $3.8 million for the fiscal quarter ended March 27, 2009, due primarily to an increase in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.
Interest expense. Our interest expense increased $0.8 million from $10.7 million for the fiscal quarter ended March 21, 2008 to $11.5 million for the fiscal quarter ended March 27, 2009. The increase in interest expense is primarily attributable to the first fiscal quarter of 2009 having five additional days of interest expense compared to the first fiscal quarter of 2008 as well as higher capitalized interest recorded in the first quarter of 2008. The 2009 interest expense was comprised of mortgage debt ($11.0 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.3 million). The 2008 interest expense is comprised of mortgage debt ($10.3 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.2 million).
As of March 27, 2009, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. The weighted-average interest rate as of March 27, 2009 on our draws under the credit facility was 1.46% as compared to 3.99% as of March 21, 2008. The Company had $52.0 million drawn on the credit facility as of March 27, 2009. Our weighted-average interest rate on all debt as of March 27, 2009 was 5.4%.
Interest income. Interest income decreased $0.3 million from $0.4 million for the fiscal quarter ended March 21, 2008 to $0.1 million for the fiscal quarter ended March 27, 2009 due to lower interest rates in 2009.
Income taxes. We recorded an income tax benefit for income taxes from continuing operations of $6.0 million and $3.7 million for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively. The first quarter 2009 income tax benefit was incurred on the $15.7 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the fiscal quarter ended March 27, 2009, together with foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The first quarter 2008 income tax benefit was incurred on the $10.5 million pre-tax loss of our TRS for the fiscal quarter ended March 21, 2008, together with foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations and borrowings, as well as through our issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders.

Our Financing Strategy
Since our formation in 2004, we have been consistently committed to a flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the recent peak in the commercial real estate market, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
We believe the current economic environment has confirmed the merits of our financing strategy. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with limited near-term maturities. As of March 27, 2009, we had $872.4 million of debt outstanding, which consisted of $52.0 million outstanding on our senior unsecured credit facility and $820.4 million of mortgage debt. We currently have eight hotels, with an aggregate historic cost of $790 million, which are unencumbered by mortgage debt. As of March 27, 2009, our debt had a weighted-average interest rate of 5.37% and a weighted-average maturity date of 6.1 years. In addition, as of March 27, 2009, 93.5% of our debt was fixed rate.
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
During the current recession, our corporate goals and objectives are focused on preserving and enhancing our liquidity. We have taken a number of steps to achieve these goals, as follows:
•	We completed a follow-on public offering of our common stock in April 2009. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million. We continue to evaluate our liquidity needs and financing alternatives, and may choose to sell additional shares of common stock in the future.

•	We repaid the $52 million outstanding on our senior unsecured credit facility on April 17, 2009 with a portion of the proceeds from our follow-on offering.

•	We chose to not pay a 2008 fourth quarter dividend and we intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income.

•	Depending on our 2009 liquidity needs, we may elect to pay a portion of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.

•	We have significantly curtailed capital spending for 2009 and expect to fund approximately $10 million in capital expenditures in 2009, compared to an average of $35 million per year of owner-funded capital expenditures during 2006, 2007 and 2008.

•	As previously announced, we continue to evaluate the process regarding the sale of one or more of our hotels. To date we have not received any bids that we consider attractive compared to our internal valuation.
We have only two near-term mortgage debt maturities totaling $68 million. The debt maturities include $40.2 million coming due on the Courtyard Manhattan/Midtown East on December 11, 2009 and $27.7 million coming due on the Griffin Gate Marriott in January 2010. We have agreed on terms with a lender to provide up to $43 million of mortgage debt with a term of five years on the Courtyard Manhattan/Midtown East and have locked our interest rate at 8.81%. The terms of the loan are still subject to the approval of the lender’s credit committee. We cannot provide assurance that this lender will fund the mortgage debt or that the terms of the loan will be satisfactory to us, as we have not yet agreed on definitive documentation nor has the lender completed its due diligence. We are currently assessing the best alternatives to refinance the Griffin Gate Marriott mortgage debt. Our most likely alternatives include repaying the mortgage debt with corporate cash or refinancing the mortgage debt with a new mortgage lender.

Credit Facility
We are party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. On April 17, 2009, we repaid the outstanding balance of $52.0 million under the Facility with a portion of the proceeds from our follow-on public offering of common stock.
Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or	55% to	50% to	Less Than
	Greater	60%	55%	50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
			March 27,
	Covenant		2009
Maximum leverage ratio(1)	65%		42.8%
Minimum fixed charge coverage ratio(2)	1.6	x	2.7	x
Minimum tangible net worth(3)	$738.4 million		$1.3 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		6.5%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
			March 27,
	Covenant		2009
Minimum implied debt service ratio	1.5	x	13.01	x
Maximum unencumbered leverage ratio	65%		7.9%
Minimum number of unencumbered borrowing base properties	4		8
Minimum unencumbered borrowing base value	$150 million		$658.9 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%
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

			EBITDA Change from 2008
	Covenant		-10%		-20%		-30%		-40%
Maximum leverage ratio	65%		45%		51%		58%		67%
Minimum fixed charge coverage ratio	1.6	x	2.6	x	2.3	x	2.0	x	1.7	x
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.3 million and $0.2 million for the fiscal quarters ended March 27, 2009 and March 21, 2008, respectively. As of March 27, 2009, we had $52.0 million outstanding on the Facility with a capacity to borrow an additional $148.0 million.
Sources and Uses of Cash
Our principal sources of cash are revenues from operations, borrowing under mortgage debt, draws on the Facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.
Cash Provided by Operating Activities. Our cash provided by operating activities was $13.8 million for the fiscal quarter ended March 27, 2009, which is the result of our $5.3 million net loss adjusted for the impact of several non-cash charges, including $18.7 million of depreciation, $1.8 million of non-cash straight line ground rent, $0.2 million of amortization of deferred financing costs, and $1.2 million of stock compensation, offset by $0.4 million of amortization of unfavorable agreements, $0.1 million of amortization of deferred income and unfavorable working capital changes of $2.3 million.
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
Cash Used In Investing Activities. Our cash used in investing activities was $7.2 million for the fiscal quarter ended March 27, 2009. During the fiscal quarter ended March 27, 2009, we incurred capital expenditures at our hotels of $7.3 million and an increase in restricted cash of $0.1 million.
Our cash used in investing activities was $20.5 million for the fiscal quarter ended March 21, 2008. During the fiscal quarter ended March 21, 2008, we incurred capital expenditures at our hotels of $21.5 million and a decrease in restricted cash of $4.0 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.
Cash Provided by Financing Activities. Our cash used in financing activities was $6.2 million for the fiscal quarter ended March 27, 2009 consisted of $1.0 million of scheduled debt principal payments and $0.2 million of share repurchases and $5.0 million in repayments of our credit facility.

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
We have paid quarterly cash dividends to common stockholders at the discretion of our board of directors. We chose not to pay a 2008 fourth quarter dividend and we intend to issue our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be an amount equal to 100% of our 2009 taxable income. Depending on our 2009 liquidity needs, we may elect to pay a portion of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 27, 2009, we have set aside $27.1 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
DiamondRock has made extensive capital investments in its hotels during 2006 to 2008 and now nearly all of its hotels are fully-renovated. As a result, the Company has significantly curtailed capital spending for 2009. In 2009, the Company plans to commence or complete approximately $35 million of capital improvements at its hotels, approximately $10.0 million of which will be funded from corporate cash. The Company spent approximately $7.3 million on capital improvements at its hotels during the first fiscal quarter, including the completion of a significant guestroom renovation at the Salt Lake City Marriott, almost all of which was funded by the hotel’s escrow funds.
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
EBITDA represents net (loss) income excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. In addition, covenants included in our indebtedness use EBITDA as a measure of financial compliance. We also use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008
	(in thousands)

Net (loss) income	$(5,293)	$5,177
Interest expense	11,498	10,695
Income tax benefit	(5,978)	(3,723)
Real estate related depreciation and amortization	18,717	16,687

EBITDA	$18,944	$28,836

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net (loss) income (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization. We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in assessing our results.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 27, 2009	March 21, 2008
	(in thousands)

Net (loss) income	$(5,293)	$5,177
Real estate related depreciation and amortization	18,717	16,687

FFO	$13,424	$21,864

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
Item 3. Qualitative Disclosure about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt at March 27, 2009 was approximately $872.4 million, of which $57.0 million or 6.5% was variable rate debt. As of March 27, 2009, the fair value of the $815.4 million of fixed-rate debt was approximately $703.5 million. If market rates of interest were to increase by 1.0%, or approximately 100 basis points, the decrease in the fair value of our fixed-rate debt would be $33.1 million. On the other hand, if market rates of interest were to decrease by one percentage point, or approximately 100 basis points, the increase in the fair value of our fixed-rate debt would be $35.5 million.

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
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065)).

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2007).

3.2.1
Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065)).

3.2.2
Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006).

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065)).

Exhibit

10.1	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008).

10.2	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2009	DiamondRock Hospitality Company

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary

EXHIBIT INDEX

Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.