Form 10-Q
period 2009-06-19
DiamondRock Hospitality Co
filed 2009-07-28
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 19, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 107,972,100 shares of its $0.01 par value common stock outstanding as of July 28, 2009.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 19, 2009 and December 31, 2008	1

Condensed Consolidated Statements of Operations For the Fiscal Quarters ended June 19, 2009 and June 13, 2008 and the Periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008	2

Condensed Consolidated Statements of Cash Flows For the Fiscal Quarters ended June 19, 2009 and June 13, 2008 and the Periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Item I. Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 19, 2009 and December 31, 2008
(in thousands, except share amounts)

	June 19, 2009	December 31, 2008
	(Unaudited)

ASSETS

Property and equipment, at cost	$2,158,448	$2,146,616
Less: accumulated depreciation	(264,946)	(226,400)

	1,893,502	1,920,216

Deferred financing costs, net	2,949	3,335
Restricted cash	30,176	30,060
Due from hotel managers	53,297	61,062
Favorable lease assets, net	38,983	40,619
Prepaid and other assets	38,219	33,414
Cash and cash equivalents	51,557	13,830

Total assets	$2,108,683	$2,102,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$819,385	$821,353
Senior unsecured credit facility	—	57,000

Total debt	819,385	878,353

Deferred income related to key money, net	20,067	20,328
Unfavorable contract liabilities, net	83,610	84,403
Due to hotel managers	32,185	35,196
Accounts payable and accrued expenses	54,189	66,624

Total other liabilities	190,051	206,551

Stockholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 107,972,100 and 90,050,264 shares issued and outstanding at June 19, 2009 and December 31, 2008, respectively	1,080	901
Additional paid-in capital	1,184,893	1,100,541
Accumulated deficit	(86,726)	(83,810)

Total stockholders’ equity	1,099,247	1,017,632

Total liabilities and stockholders’ equity	$2,108,683	$2,102,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 19, 2009 and June 13, 2008 and
the Periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008
(in thousands, except per share amounts)

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009 to	January 1, 2008 to
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Rooms	$90,228	$116,011	$165,343	$201,938
Food and beverage	44,697	55,532	81,587	95,614
Other	8,682	9,473	15,221	16,327

Total revenues	143,607	181,016	262,151	313,879

Operating Expenses:

Rooms	22,974	26,249	42,956	47,408
Food and beverage	30,320	36,377	56,901	65,305
Management fees	5,008	8,048	8,336	13,013
Other hotel expenses	50,516	55,189	96,540	101,641
Impairment of favorable lease asset	1,286	—	1,286	—
Depreciation and amortization	19,729	18,069	38,446	34,756
Corporate expenses	3,651	3,345	7,419	6,305

Total operating expenses	133,484	147,277	251,884	268,428

Operating profit	10,123	33,739	10,267	45,451

Other Expenses (Income):

Interest income	(101)	(332)	(183)	(770)
Interest expense	11,086	11,430	22,584	22,125

Total other expenses	10,985	11,098	22,401	21,355

(Loss) income before income taxes	(862)	22,641	(12,134)	24,096

Income tax benefit (expense)	3,319	(886)	9,297	2,836

Net income (loss)	$2,457	$21,755	$(2,837)	$26,932

Earnings (loss) per share:

Basic and diluted earnings (loss) per share	$0.02	$0.23	$(0.03)	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2009 to June 18, 2009 and January 1, 2008 to June 13, 2008
(in thousands)

	Period from	Period from
	January 1, 2009 to	January 1, 2008 to
	June 19, 2009	June 13, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,837)	$26,932
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate depreciation	38,446	34,756
Corporate asset depreciation as corporate expenses	67	75
Non-cash ground rent	3,570	3,550
Non-cash financing costs as interest	386	372
Impairment of favorable lease asset	1,286	—
Amortization of unfavorable contract liabilities	(794)	(794)
Amortization of deferred income	(260)	(253)
Stock-based compensation	2,532	1,567
Yield support received	—	797
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,565)	(4,022)
Restricted cash	123	(582)
Due to/from hotel managers	4,754	(5,966)
Accounts payable and accrued expenses	(13,457)	(8,455)

Net cash provided by operating activities	30,251	47,977

Cash flows from investing activities:
Hotel capital expenditures	(13,265)	(36,766)
Receipt of deferred key money	—	5,000
Change in restricted cash	(970)	(1,820)

Net cash used in investing activities	(14,235)	(33,586)

Cash flows from financing activities:
Repayments of credit facility	(57,000)	(15,000)
Draws on credit facility	—	47,000
Scheduled mortgage debt principal payments	(1,968)	(1,413)
Repurchase of shares	(159)	(3,184)
Proceeds from sale of common stock	82,562	—
Payment of costs related to sale of common stock	(404)	—
Payment of financing deposits	(1,240)	—
Payment of dividends	(80)	(46,630)

Net cash provided by (used in) financing activities	21,711	(19,227)

Net increase (decrease) in cash and cash equivalents	37,727	(4,836)
Cash and cash equivalents, beginning of period	13,830	29,773

Cash and cash equivalents, end of period	$51,557	$24,937

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,819	$24,176

Cash paid for income taxes	$868	$861

Capitalized interest	$19	$183

Non-Cash Financing Activities:
Unpaid dividends	$—	$23,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns, as of July 28, 2009, 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three lodging national brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).
We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers fees, which are based on the revenues and profitability of the hotels, and reimburse all of their direct and indirect operating costs.
As of June 19, 2009, we owned 20 hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 19, 2009, the results of our operations for the fiscal quarters ended June 19, 2009 and June 13, 2008 and the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008 and cash flows for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.
Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Reporting Periods
The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotel Company, manager of the Westin Atlanta North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago, and Westin Hotel Management, L.P, manager of the Westin Boston Waterfront Hotel report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott’s fiscal quarters but the fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, or Westin Boston Waterfront Hotel for the month of operations that ends after its fiscal quarter-end because neither Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotel Company, Vail Resorts nor Marriott make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, and the Westin Boston Waterfront Hotel as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
Revenue Recognition
Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss), adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss), adjusted for dividends on unvested stock grants, by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.
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
We have a favorable lease asset with an indefinite life related to the right to enter into a favorable lease under our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. The fair value estimate of the favorable lease uses a discounted cash flow method. Inputs to the estimate include observable market inputs, including current ground lease rates and discount rates, and unobservable inputs such as estimated future hotel revenues. The fair market value of the ground lease declined from $12.1 million to $10.8 million as of June 19, 2009 and we have recorded an impairment loss of $1.3 million during the fiscal quarter ended June 19, 2009.

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
3. Property and Equipment
Property and equipment as of June 19, 2009 (unaudited) and December 31, 2008 consists of the following (in thousands):

	June 19, 2009	December 31, 2008
Land	$219,590	$219,590
Land improvements	7,994	7,994
Buildings	1,664,897	1,658,227
Furniture, fixtures and equipment	264,933	259,154
CIP and corporate office equipment	1,034	1,651

	2,158,448	2,146,616
Less: accumulated depreciation	(264,946)	(226,400)

	$1,893,502	$1,920,216

As of June 19, 2009, we did not have any accrued capital expenditures. As of December 31, 2008, we had accrued capital expenditures of $2.6 million.
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

Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 19, 2009 and December 31, 2008, there were no shares of preferred stock outstanding.
Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 19, 2009 and December 31, 2008, there were no operating partnership units held by unaffiliated third parties.
5. Stock Incentive Plans
As of June 19, 2009, we have issued or committed to issue 3,194,151 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended, including 1,978,595 shares of unvested restricted common stock and a commitment to issue 466,819 units of deferred common stock.
Restricted Stock Awards
As of June 19, 2009, our officers and employees have been awarded 3,066,967 shares of restricted common stock, including those shares which have since vested. Shares issued to our officers and employees vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.
A summary of our restricted stock awards from January 1, 2009 to June 19, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2009	605,809	$13.02
Granted	1,515,955	2.82
Vested	(135,985)	15.29
Forfeited	(7,184)	14.61

Unvested balance at June 19, 2009	1,978,595	$5.04

The remaining share awards are expected to vest as follows: 62,748 shares during 2009, 631,082 shares during 2010, 779,448 shares during 2011 and 505,317 during 2012. As of June 19, 2009, the unrecognized compensation cost related to restricted stock awards was $7.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. For the fiscal quarters ended June 19, 2009 and June 13, 2008, we recorded $1.2 million and $0.7 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, we recorded $2.2 million and $1.4 million, respectively, of compensation expense related to restricted stock awards.
Deferred Stock Awards
At the time of our initial public offering, we made a commitment to issue 382,500 shares of deferred stock units to our senior executive officers. These deferred stock units are fully vested and represent the promise to issue a number of shares of our common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of June 19, 2009, we have a commitment to issue 466,819 shares under this plan. The share commitment increased from 382,500 to 466,819 since our initial public offering because current dividends are not paid out but instead are effectively reinvested in additional deferred stock units based on the closing price of our common stock on the dividend payment date.

Stock Appreciation Rights and Dividend Equivalent Rights
In 2008, we awarded our executive officers stock-settled stock appreciation rights (“SARs”) and dividend equivalent rights (“DERs”). The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance. As of June 19, 2009, we have awarded 300,225 SARs/DERs to our executive officers with an aggregate grant date fair value of approximately $2.0 million. For the fiscal quarters ended June 19, 2009 and June 13, 2008, we recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the SARs/DERs. For the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, we recorded approximately $0.3 million and $0.2 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs as of June 19, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	SARs/DERs	Fair Value
Balance at January 1, 2009	300,225	$6.62
Granted	—	—
Exercised	—	—

Balance at June 19, 2009	300,225	$6.62

One-third of the SAR/DER awards vested in 2009 and the remainder are expected to vest as follows: one-third in 2010 and one-third in 2011. As of June 19, 2009, the unrecognized compensation cost related to the SAR/DER awards was $1.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months.
6. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is calculated by dividing net (loss) income available to common stockholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. No effect is shown for our restricted stock and SAR’s when the impact is anti-dilutive.
The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009 to	January 1, 2008 to
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic Earnings (Loss) per Share Calculation:
Numerator:
Net income (loss)	$2,457	$21,755	$(2,837)	$26,932
Less: dividends on unvested restricted common stock	—	(119)	—	(237)

Net income (loss) after dividends on unvested restricted common stock	$2,457	$21,636	$(2,837)	$26,695

Weighted-average number of common shares outstanding—basic	104,194,871	95,212,142	97,292,933	95,195,961

Basic earnings (loss) per share	$0.02	$0.23	$(0.03)	$0.28

Diluted Earnings (Loss) per Share Calculation:
Numerator:
Net income (loss)	$2,457	$21,755	$(2,837)	$26,932
Less: dividends on unvested restricted common stock	—	(119)	—	(237)

Net income (loss) after dividends on unvested restricted common stock	$2,457	$21,636	$(2,837)	$26,695

Weighted-average number of common shares outstanding—basic	104,194,871	95,212,142	97,292,933	95,195,961

Unvested restricted common stock	666,921	—	—	—
Unvested SARs	—	—	—	—

Weighted-average number of common shares outstanding—diluted	104,861,792	95,212,142	97,292,933	95,195,961

Diluted earnings (loss) per share	$0.02	$0.23	$(0.03)	$0.28

7. Debt
We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of June 19, 2009, 12 of our 20 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of June 19, 2009, we were in compliance with the financial covenants of our mortgage debt.
The following table sets forth information regarding the Company’s debt as of June 19, 2009 (unaudited), in thousands:

	Principal
Property	Balance	Interest Rate

Courtyard Manhattan / Midtown East	$40,706	5.195%
Marriott Salt Lake City Downtown	33,781	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	28,066	5.11%
Renaissance Worthington	57,400	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	61,832	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites	5,000	LIBOR + 0.95 (1.27% as of June 19, 2009)
Senior unsecured credit facility	—	LIBOR + 0.95

Total debt	$819,385

Weighted-Average Interest Rate		5.62%

The mortgage debt on the Courtyard Manhattan/Midtown East matures on December 11, 2009. We have signed a term sheet with Massachusetts Mutual Life Insurance Company (“MassMutual”) to provide a new $43 million of non-recourse mortgage loan on the Courtyard Manhattan/Midtown East bearing an interest rate of 8.8% and a term of five years. We have provided $1.2 million of refundable deposits to MassMutual, but the closing of the loan is subject to numerous closing conditions, including a material adverse change clause.
We are party to a four-year, $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. As of June 19, 2009, we did not have an outstanding balance on the Facility.

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 19, 2009
Maximum leverage ratio(1)	65%	44.7%
Minimum fixed charge coverage ratio(2)	1.6x	2.4x
Minimum tangible net worth(3)	$738.4 million	$1.4 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.6%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.
The Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
	Covenant	June 19, 2009
Minimum implied debt service ratio	1.5x	N/A
Maximum unencumbered leverage ratio	65%	0%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$579.5 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million and $0.4 million for the fiscal quarters ended June 19, 2009 and June 13, 2008, respectively, and $0.4 million and $0.6 million for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively.
8. Fair Value of Financial Instruments
The fair value of certain financial assets and liabilities and other financial instruments as of June 19, 2009 and December 31, 2008, in thousands, are as follows:

	As of June 19,		As of December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Debt	$819,385	$721,411	$878,353	$750,899
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
Income Taxes
We had no accruals for tax uncertainties as of June 19, 2009 and December 31, 2008. As of June 19, 2009, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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
Overview
We are a lodging-focused real estate company that owns, as of July 28, 2009, 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three lodging national brand companies (Marriott, Starwood or Hilton).
We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay the hotel managers fees, which are based on the revenues and profitability of the hotels, and reimburse all of their direct and indirect operating costs.
As an owner, we believe we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies, approving the annual operating and capital budgets for our hotels, and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.
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

In addition, a core tenet of our strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. In particular, we believe that branded hotels outperform unbranded hotels in an economic downturn. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top three national brand companies (Marriott, Starwood or Hilton) and all but two of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are operated under a nationally recognized brand or acquiring hotels that can be converted into a nationally branded hotel.
Capital Structure
Since our formation in 2004, we have been consistently committed to a flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the peak in the commercial real estate market in the past several years, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
We believe the current economic environment has confirmed the merits of our financing strategy. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with few near-term maturities. As of June 19, 2009, we had $819.4 million of mortgage debt outstanding. We currently have eight hotels, with an aggregate historic cost of $792.1 million, which are unencumbered by mortgage debt. As of June 19, 2009, our debt had a weighted-average interest rate of 5.62% and a weighted-average maturity date of 6.12 years. In addition, as of June 19, 2009, 99.4% of our debt was fixed rate.
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
We have always strived to operate our business with conservative leverage. During the current recession, our corporate goals and objectives continue to be focused on preserving and enhancing our liquidity. We have taken, or intend to take, a number of steps to achieve these goals, as follows:
•	We completed a follow-on public offering of our common stock on during the second quarter. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million. In addition, our Board of Directors recently authorized us to sell up to $75 million of common stock.
•	We repaid the $52 million outstanding on our senior unsecured credit facility during the second quarter with a portion of the proceeds from our follow-on offering.
•	We intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income. We may elect to pay up to 90 percent of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
•	We have focused on minimizing capital spending during 2009 and expect to fund approximately $10 million of 2009 capital expenditures from corporate cash.
•	We explored the potential sale of certain hotels earlier in the year, but currently do not have any hotels listed for sale with a broker. We will evaluate any unsolicited offers received for any of our hotels.
We have two near-term mortgage debt maturities totaling $68 million. The debt maturities include $40.2 million coming due on the Courtyard Manhattan/Midtown East on December 11, 2009 and $27.7 million coming due on the Griffin Gate Marriott in January 2010. The status of our efforts to address our near-term debt maturities is as follows:
•	We have signed a term sheet with Massachusetts Mutual Life Insurance Company (“MassMutual”) to provide a new $43 million non-recourse mortgage loan on the Courtyard Manhattan/Midtown East bearing an interest rate of 8.8% and a term of five years. The closing of the loan is subject to numerous closing conditions, including a material adverse change clause.
•	We are currently assessing the best alternatives to address the Griffin Gate Marriott mortgage debt maturity, including either refinancing the loan or repaying the loan with corporate cash.

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
In the current economic environment, we believe that our extensive lodging experience, our network of industry relationships and our asset management strategies position us to minimize the impact of declining revenues on our hotels. In particular, we are focused on controlling our property-level and corporate expenses, as well as working closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue. Our property-level cost containment includes the implementation of aggressive contingency plans at each of our hotels. The contingency plans include controlling labor expenses, eliminating hotel staff positions, adjusting food and beverage outlet hours of operation and not filling open positions. In addition, our strategy to significantly renovate many of the hotels in our portfolio from 2006 to 2008 resulted in the flexibility to significantly curtail our planned capital expenditures for 2009 and 2010.
We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures, and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.
We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels. From 2006 to 2008 we completed a significant amount of capital reinvestment in our hotels — completing projects that ranged from room renovations, to a total renovation and repositioning of the hotel, to the addition of new meeting space, spa or restaurant repositioning. In connection with our renovations and repositionings, our senior management team and our asset managers are individually committed to completing these renovations on time, on budget and with minimum disruption to our hotels. As we have significantly renovated many of the hotels in our portfolio, we chose to substantially reduce capital expenditures beginning in 2009.
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
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 63% of our total revenues for the fiscal quarter ended June 19, 2009, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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
Outlook
The impact of the severe economic recession on U.S. travel fundamentals and our operating results is likely to persist for some period of time. Lodging demand has historically correlated with several key economic indicators such as GDP growth, employment trends, corporate profits, consumer confidence and business investment. Although there have been recent signs that occupancy in the industry may have stabilized, the average daily rate has continued to decline. We expect lodging demand to follow its historical course and lag the general economic recovery by several quarters and thus, we anticipate a challenging operating environment for the balance of 2009 and into 2010.
New hotel supply remains a short-term negative and a long-term positive. Although the industry benefited from supply growth less than historical averages from 2004 through 2007, new hotel supply began to increase at the end of the last economic expansion. While some of those projects have been delayed or eliminated, the rate of new supply is expected to peak in 2009 and remain above historical averages in 2010. We have been or will be impacted by new supply in a few of our markets, most notably Fort Worth, Texas during 2009 and Chicago and Austin in 2010. Due to a number of factors, we expect below average supply growth for an extended period of time beginning in 2011, when we expect minimal new supply to be a significant positive for operating fundamentals.
Our Hotels
The following table sets forth certain operating information for each of our hotels for the period from January 1, 2009 to June 19, 2009.

						% Change
		Number of	Occupancy			from 2008
Property	Location	Rooms	(%)	ADR($)	RevPAR($)	RevPAR
Chicago Marriott	Chicago, Illinois	1,198	67.9%	$169.99	$115.46	(17.6)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	75.1	112.27	84.27	(16.2)
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	60.0	190.13	114.00	(7.9)
Renaissance Waverly Hotel	Atlanta, Georgia	521	62.6	137.52	86.11	(17.4)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	54.3	134.59	73.15	(24.0)
Renaissance Worthington	Fort Worth, Texas	504	68.1	166.43	113.36	(20.7)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	86.5	252.70	218.60	(8.2)
Renaissance Austin Hotel	Austin, Texas	492	63.2	153.74	97.12	(17.2)
Torrance Marriott South Bay	Los Angeles County, California	487	67.4	115.41	77.77	(23.2)
Orlando Airport Marriott	Orlando, Florida	486	78.4	87.07	68.28	(17.2)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	57.4	122.83	70.52	(18.3)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	35.3	120.41	42.52	(34.4)
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	66.5	103.88	69.08	(26.8)
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	67.9	241.82	164.17	(25.3)
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	59.1	128.38	75.82	(21.1)
Courtyard Manhattan/Midtown East	New York, New York	312	83.2	204.01	169.69	(33.6)
Conrad Chicago (1)	Chicago, Illinois	311	67.2	177.78	119.53	(23.8)
Bethesda Marriott Suites	Bethesda, Maryland	272	62.7	179.41	112.45	(21.5)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	88.4	208.59	184.31	(27.1)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	51.4	176.20	90.59	(33.4)

TOTAL/WEIGHTED AVERAGE		9,586	66.4%	$157.36	$104.53	(19.9)%

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The period from January 1, 2009 to June 19, 2009 includes the operations for the period from January 1, 2009 to May 31, 2009 for these five hotels.

Results of Operations
As of June 19, 2009, we owned 20 hotels. Our total assets were $2.1 billion as of June 19, 2009. Total liabilities were $1.0 billion as of June 19, 2009, including $819.4 million of debt. Stockholders’ equity was approximately $1.1 billion as of June 19, 2009.
Comparison of the Fiscal Quarter Ended June 19, 2009 to the Fiscal Quarter Ended June 13, 2008
Our net income for the fiscal quarter ended June 19, 2009 was $2.5 million compared to net income of $21.8 million for the fiscal quarter ended June 13, 2008.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended June 19, 2009 and June 13, 2008, respectively, consisted of the following (in thousands):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 19, 2009	June 13, 2008	% Change
Rooms	$90,228	$116,011	(22.2)%
Food and beverage	44,697	55,532	(19.5)%
Other	8,682	9,473	(8.4)%

Total revenues	$143,607	$181,016	(20.7)%

Individual hotel revenues for the fiscal quarters ended June 19, 2009 and June 13, 2008, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 19, 2009	June 13, 2008	% Change

Chicago Marriott	$21.7	$28.3	(23.3)%
Westin Boston Waterfront Hotel (1)	18.2	19.0	(4.2)%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	14.6	16.5	(11.5)%
Los Angeles Airport Marriott	10.6	13.5	(21.5)%
Renaissance Worthington	7.4	10.0	(26.0)%
Renaissance Austin Hotel	7.2	8.5	(15.3)%
Renaissance Waverly Hotel	7.1	8.6	(17.4)%
Marriott Griffin Gate Resort	6.1	7.6	(19.7)%
Vail Marriott Mountain Resort & Spa (1)	5.5	7.3	(24.7)%
Conrad Chicago (1)	5.4	7.3	(26.0)%
Courtyard Manhattan/Midtown East	5.0	7.8	(35.9)%
Torrance Marriott South Bay	4.9	6.0	(18.3)%
Oak Brook Hills Marriott Resort	4.9	6.8	(27.9)%
Orlando Airport Marriott	4.6	5.8	(20.7)%
Salt Lake City Marriott Downtown	4.2	5.9	(28.8)%
Westin Atlanta North at Perimeter (1)	3.7	4.6	(19.6)%
Bethesda Marriott Suites	3.4	4.7	(27.7)%
The Lodge at Sonoma, a Renaissance Resort & Spa	3.2	4.7	(31.9)%
Courtyard Manhattan/Fifth Avenue	3.0	4.4	(31.8)%
Marriott Atlanta Alpharetta	2.9	3.7	(21.6)%

Total	$143.6	$181.0	(20.7)%

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended June 19, 2009 and June 13, 2008 include the operations for the period from March 1, 2009 to May 31, 2009 and March 1, 2008 to May 31, 2008, respectively, for these five hotels.

Our total revenues declined $37.4 million, or 20.7%, from $181.0 million for the fiscal quarter ended June 13, 2008 to $143.6 million for the fiscal quarter ended June 19, 2009, reflecting the continued weakness in lodging fundamentals. The decline reflects a 22.2 percent decline in RevPAR, which is the result of a 14.6 percent decrease in ADR and a 6.7 percentage point decrease in occupancy. The following are the key hotel operating statistics for our hotels for the fiscal quarters ended June 19, 2009 and June 13, 2008, respectively.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 19, 2009	June 13, 2008	% Change
Occupancy %	69.0%	75.7%	(6.7) percentage points
ADR	$159.30	$186.53	(14.6)%
RevPAR	$109.85	$141.28	(22.2)%
Our RevPAR declined in the second quarter by 22.2%. Most of the decline in RevPAR can be attributed to a significant decline in the average daily rate and reflects a number of negative trends within our primary customer segments, including a change in the mix between those segments. Our room revenue by primary customer segment in the second quarter was as follows:

	Fiscal Quarter Ended		Fiscal Quarter Ended
	June 19, 2009		June 13, 2008
	$ in millions	% of Total	$ in millions	% of Total	% Decrease
Business Transient	$22.2	25%	$35.4	31%	37.0%
Group	34.0	38%	44.2	38%	23.2%
Leisure and Other	34.0	37%	36.4	31%	6.7%

Total	$90.2	100%	$116.0	100%	22.2%

•	Business Transient: Revenue from the business transient segment, traditionally the most profitable segment for hotels, has declined more than any other customer segment. Business transient revenue was partially replaced with lower-rated government, leisure and contract business. We expect business transient demand trends to remain negative until there is an improvement in the overall economic climate in the United States.
•	Group: Groups have postponed, cancelled or reduced their meetings in response to the current economic recession. The deterioration in revenue is primarily due to a decline in group room nights and, to a much lesser extent, rate. Moreover, as there were fewer cancellations in the second quarter compared to the first quarter, the deterioration in group room nights appears to have been caused by a decline in short-term group pick-up. As of the end of the second quarter, our group booking pace was 19% lower than at the same time last year, which represents the continued deterioration of group booking trends during the year.
•	Leisure and Other: The decline in revenue from the leisure and other segment was almost entirely driven by lower average daily rates.
Food and beverage revenues decreased 19.5% from 2008, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 8.4% from 2008.
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended June 19, 2009 and June 13, 2008, respectively, consist of the following (in millions):

	Fiscal Quarter Ended	Fiscal Quarter Ended
	June 19, 2009	June 13, 2008	% Change
Rooms departmental expenses	$23.0	$26.2	(12.2)%
Food and beverage departmental expenses	30.3	36.4	(16.8)%
Other departmental expenses	7.5	8.1	(7.4)%
General and administrative	12.2	13.9	(12.2)%
Utilities	5.4	6.6	(18.2)%
Repairs and maintenance	6.8	7.1	(4.2)%
Sales and marketing	10.2	11.8	(13.6)%
Base management fees	3.8	5.0	(24.0)%
Incentive management fees	1.2	3.0	(60.0)%
Property taxes	6.2	5.5	12.7%
Ground rent—Contractual	0.4	0.5	(20.0)%
Ground rent—Non-cash	1.8	1.8	—%

Total hotel operating expenses	$108.8	$125.9	(13.6)%

Our hotel operating expenses decreased $17.1 million or 13.6%, from $125.9 million for the fiscal quarter ended June 13, 2008 to $108.8 million for the fiscal quarter ended June 19, 2009. Due to the poor operating fundamentals at our hotels, we have worked with our hotel managers to lower operating expenses. As a result of these cost-containment measures, and an overall decline in occupancy, we have reduced the rooms, food and beverage and other hotel departmental expenses. The primary driver for the decrease in these operating expenses is an overall decline in wages and benefits. We expect the decreases in the rooms, food and beverage, and other hotel departmental expenses to continue in 2009.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the decline in base management fees is due to the overall decline in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits. The decrease in incentive management fees of approximately $1.8 million is due to the decline in operating profits at those hotels as well as fewer hotels earning incentive management fees in 2009 compared to 2008.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.6 million from $18.1 million for the fiscal quarter ended June 13, 2008 to $19.7 million for the fiscal quarter ended June 19, 2009. This increase is primarily the result of having additional assets in service as of June 19, 2009, due primarily to our significant 2008 capital projects at the Chicago Marriott and the Westin Boston Waterfront.
Corporate expenses. Our corporate expenses increased from $3.3 million for the fiscal quarter ended June 13, 2008 to $3.7 million for the fiscal quarter ended June 19, 2009, due primarily to an increase in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.
Interest expense. Our interest expense decreased $0.3 million from $11.4 million for the fiscal quarter ended June 13, 2008 to $11.1 million for the fiscal quarter ended June 19, 2009. The decrease in interest expense is primarily attributable to the repayment of our credit facility in April. The 2009 interest expense was comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million). The 2008 interest expense is comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.4 million).
As of June 19, 2009, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Our weighted-average interest rate on all debt as of June 19, 2009 was 5.62%.
Interest income. Interest income decreased $0.2 million from $0.3 million for the fiscal quarter ended June 13, 2008 to $0.1 million for the fiscal quarter ended June 19, 2009. Although our corporate cash balances are higher in 2009, the interest rates earned on corporate cash are significantly lower.
Income taxes. We recorded an income tax benefit of $3.3 million for the fiscal quarter ended June 19, 2009 and an income tax expense of $0.9 million for the fiscal quarter ended June 13, 2008. The second quarter 2009 income tax benefit was incurred on the $9.9 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the fiscal quarter ended June 19, 2009, together with foreign income tax expense of $0.5 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The second quarter 2008 income tax expense was incurred on the $0.6 million pre-tax income of our TRS for the fiscal quarter ended June 13, 2008, together with foreign income tax expense of $0.5 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
Comparison of the Period from January 1, 2009 to June 19, 2009 to the Period from January 1, 2008 to June 13, 2008
We incurred a net loss for the period from January 1, 2009 to June 19, 2009 of $2.8 million compared to net income of $26.9 million for the period from January 1, 2008 to June 13, 2008.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively, consisted of the following (in thousands):

	Period from	Period from
	January 1, 2009	January 1, 2008
	to June 19, 2009	to June 13, 2008	% Change
Rooms	$165,343	$201,938	(18.1)%
Food and beverage	81,587	95,614	(14.7)%
Other	15,221	16,327	(6.8)%

Total revenues	$262,151	$313,879	(16.5)%

Individual hotel revenues for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively, consist of the following (in millions):

	Period from	Period from
	January 1, 2009	January 1, 2008
	to June 19, 2009	to June 13, 2008	% Change

Chicago Marriott	$36.4	$39.2	(7.1)%
Westin Boston Waterfront Hotel (1)	25.2	27.9	(9.7)%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	24.6	27.7	(11.2)%
Los Angeles Airport Marriott	23.6	27.9	(15.4)%
Renaissance Worthington	16.0	19.5	(17.9)%
Renaissance Austin Hotel	14.8	16.7	(11.4)%
Renaissance Waverly Hotel	14.3	17.3	(17.3)%
Vail Marriott Mountain Resort & Spa (1)	11.6	15.6	(25.6)%
Orlando Airport Marriott	11.2	13.4	(16.4)%
Marriott Griffin Gate Resort	9.9	11.6	(14.7)%
Salt Lake City Marriott Downtown	9.8	12.3	(20.3)%
Torrance Marriott South Bay	9.5	11.7	(18.8)%
Courtyard Manhattan/Midtown East	9.4	13.8	(31.9)%
Oak Brook Hills Marriott Resort	7.9	10.1	(21.8)%
Conrad Chicago (1)	7.6	9.8	(22.4)%
Bethesda Marriott Suites	6.9	8.3	(16.9)%
Westin Atlanta North at Perimeter (1)	6.2	8.3	(25.3)%
Marriott Atlanta Alpharetta	6.0	7.3	(17.8)%
Courtyard Manhattan/Fifth Avenue	5.9	7.8	(24.4)%
The Lodge at Sonoma, a Renaissance Resort & Spa	5.4	7.7	(29.9)%

Total	$262.2	$313.9	(16.5)%

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008 include the operations for the period from January 1, 2009 to May 31, 2009 and January 1, 2008 to May 31, 2008, respectively, for these five hotels.
Our total revenues declined $51.7 million, or 16.5%, from $313.9 million for the period from January 1, 2008 to June 13, 2008 to $262.2 million for the period from January 1, 2009 to June 19, 2009, reflecting the continued weakness in lodging fundamentals. The decline reflects a 19.9 percent decline in RevPAR, which is the result of a 12.8 percent decrease in ADR and a 5.9 percentage point decrease in occupancy. In addition, the operations for the first half of 2009 of our Marriott-managed hotels include five additional days as compared to the comparable period of 2008. The following are the key hotel operating statistics for our hotels for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively.

	Period from	Period from
	January 1, 2009	January 1, 2008
	to June 19, 2009	to June 13, 2008	% Change
Occupancy %	66.4%	72.3%	(5.9) percentage points
ADR	$157.36	$180.48	(12.8)%
RevPAR	$104.53	$130.53	(19.9)%
Food and beverage revenues decreased 14.7% from 2008, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 6.8% from 2008.

Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively, consist of the following (in millions):

	Period from	Period from
	January 1, 2009	January 1, 2008
	to June 19, 2009	to June 13, 2008	% Change
Rooms departmental expenses	$43.0	$47.4	(9.3)%
Food and beverage departmental expenses	56.9	65.3	(12.9)%
Other hotel expenses	14.0	14.9	(6.0)%
General and administrative	23.1	25.5	(9.4)%
Utilities	10.8	11.4	(5.3)%
Repairs and maintenance	13.0	13.4	(3.0)%
Sales and marketing	18.8	21.4	(12.2)%
Base management fees	6.9	8.6	(19.8)%
Incentive management fees	1.4	4.4	(68.2)%
Property taxes	12.3	10.6	16.0%
Ground rent—Contractual	0.9	1.0	(10.0)%
Ground rent—Non-cash	3.6	3.5	2.9%

Total hotel operating expenses	$204.7	$227.4	(10.0)%

Our hotel operating expenses decreased $22.7 million or 10.0%, from $227.4 million for the period from January 1, 2008 to June 13, 2008 to $204.7 million for the period from January 1, 2009 to June 19, 2009. Due to the decreased occupancy levels at our hotels, we have worked with our hotel managers to lower operating expenses. As a result of these cost-containment measures, and an overall decline in occupancy, we have reduced the rooms, food and beverage and other hotel departmental expenses. The primary driver for the decrease in these operating expenses is an overall decline in wages and benefits. We expect the decreases in the rooms, food and beverage, and other hotel departmental expenses to continue in 2009.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the decline in base management fees is due to the overall decline in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits. The decrease in incentive management fees of approximately $3.0 million is due to the decline in operating profits at those hotels, as well as fewer hotels earning incentive management fees in 2008.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $3.6 million from $34.8 million for the period from January 1, 2008 to June 13, 2008 to $38.4 million for the period from January 1, 2009 to June 19, 2009. This increase is primarily the result of having additional assets in service as of June 19, 2009, due primarily to our significant 2008 capital projects at the Chicago Marriott and the Westin Boston Waterfront.
Corporate expenses. Our corporate expenses increased from $6.3 million for the period from January 1, 2008 to June 13, 2008 to $7.4 million for the period from January 1, 2009 to June 19, 2009, due primarily to an increase in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.
Interest expense. Our interest expense increased $0.5 million from $22.1 million for the period from January 1, 2008 to June 13, 2008 to $22.6 million for the period from January 1, 2009 to June 19, 2009. The increase in interest expense is primarily attributable to the period from January 1, 2009 to June 19, 2009 having five additional days of interest expense compared to the period from January 1, 2008 to June 13, 2008 as well as lower interest expense on our credit facility in 2009 and higher capitalized interest recorded for the period from January 1, 2008 to June 13, 2008. The 2009 interest expense was comprised of mortgage debt ($21.8 million), amortization of deferred financing costs ($0.4 million) and interest and unused facility fees on our credit facility ($0.4 million). The 2008 interest expense is comprised of mortgage debt ($21.1 million), amortization of deferred financing costs ($0.4 million) and interest and unused facility fees on our credit facility ($0.6 million).

As of June 19, 2009, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 6.48% per year. Our weighted-average interest rate on all debt as of June 19, 2009 was 5.62%.
Interest income. Interest income decreased $0.6 million from $0.8 million for the period from January 1, 2008 to June 13, 2008 to $0.2 million for the period from January 1, 2009 to June 19, 2009 due to lower interest rates in 2009. Although our corporate cash balances are higher in 2009, the interest rates earned on corporate cash are approaching zero.
Income taxes. We recorded an income tax benefit of $9.3 million and $2.8 million for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively. The 2009 income tax benefit was incurred on the $25.6 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the period from January 1, 2009 to June 19, 2009, together with foreign income tax expense of $0.7 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The 2008 income tax expense was incurred on the $9.9 million pre-tax loss of our TRS for the period from January 1, 2008 to June 13, 2008, together with foreign income tax expense of $0.9 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
Liquidity and Capital Resources
The current recession and related financial crisis has resulted in the continued deleveraging of the global financial system. As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the amount of capital that they are able to lend has materially decreased. As a result, it is a very difficult borrowing environment for all borrowers, even those that have strong balance sheets. While we have low leverage and a significant number of high quality unencumbered assets, we are uncertain if we could currently obtain new debt, or refinance existing debt, on reasonable terms or at all in the current market.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations and borrowings, as well as through our issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including the current state of the overall credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and use of proceeds.
Our Financing Strategy
Since our formation in 2004, we have been consistently committed to a flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the peak in the commercial real estate market in the past several years, we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
We believe the current economic environment has confirmed the merits of our financing strategy. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with few near-term maturities. As of June 19, 2009, we had $819.4 million of mortgage debt outstanding. We currently have eight hotels, with an aggregate historic cost of $792.1 million, which are unencumbered by mortgage debt. As of June 19, 2009, our debt had a weighted-average interest rate of 5.62% and a weighted-average maturity date of 6.12 years. In addition, as of June 19, 2009, 99.4% of our debt was fixed rate.
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

We have always strived to operate our business with conservative leverage. During the current recession, our corporate goals and objectives continue to be focused on preserving and enhancing our liquidity. We have taken, or intend to take, a number of steps to achieve these goals, as follows:
•	We completed a follow-on public offering of our common stock during the second quarter. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million. In addition, our Board of Directors recently authorized us to sell up to $75 million of common stock.
•	We repaid the $52 million outstanding on our senior unsecured credit facility during the second quarter with a portion of the proceeds from our follow-on offering.
•	We intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income. We may elect to pay up to 90 percent of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
•	We have focused on minimizing capital spending during 2009 and expect to fund approximately $10 million of 2009 capital expenditures from corporate cash.
•	We explored the potential sale of certain hotels earlier in the year, but currently do not have any hotels listed for sale with a broker. We will evaluate any unsolicited offers received for any of our hotels.
We have two near-term mortgage debt maturities totaling $68 million. The debt maturities include $40.2 million coming due on the Courtyard Manhattan/Midtown East on December 11, 2009 and $27.7 million coming due on the Griffin Gate Marriott in January 2010. The status of our efforts to address our near-term debt maturities is as follows:
•	We have signed a term sheet with MassMutual to provide a new $43 million non-recourse mortgage loan on the Courtyard Manhattan/Midtown East bearing an interest rate of 8.8% and a term of five years. The closing of the loan is subject to numerous closing conditions, including a material adverse change clause.
•	We are currently assessing the best alternatives to address the Griffin Gate Marriott mortgage debt maturity, including either refinancing the loan or repaying loan with corporate cash.
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
Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 19, 2009
Maximum leverage ratio(1)	65%	44.7%
Minimum fixed charge coverage ratio(2)	1.6x	2.4x
Minimum tangible net worth(3)	$738.4 million	$1.4 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.6%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.
Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
	Covenant	June 19, 2009
Minimum implied debt service ratio	1.5x	N/A
Maximum unencumbered leverage ratio	65%	0%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$579.5 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%
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

		EBITDA Change from 2008
	Covenant	-10%	-20%	-30%	-40%	-50%
Maximum leverage ratio	65%	42%	47%	53%	62%	74%
Minimum fixed charge coverage ratio	1.6x	2.6x	2.3x	2.0x	1.7x	1.4x
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million and $0.4 million for the fiscal quarters ended June 19, 2009 and June 13, 2008, respectively. We incurred interest and unused credit facility fees on the Facility of $0.4 million and $0.6 million for the periods from January 1, 2009 to June 19, 2009 and January 1, 2008 to June 13, 2008, respectively. As of June 19, 2009, we did not have an outstanding balance on the Facility.
Sources and Uses of Cash
Our principal sources of cash are net cash flow from hotel operations, borrowing under mortgage debt, draws on the Facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.
Cash Provided by Operating Activities. Our cash provided by operating activities was $30.3 million for the period from January 1, 2009 to June 19, 2009, which is the result of our $2.8 million net loss adjusted for the impact of several non-cash charges, including $38.4 million of depreciation, $3.6 million of non-cash straight line ground rent, $0.4 million of amortization of deferred financing costs, $1.3 million of an impairment loss, and $2.5 million of stock compensation, offset by $0.8 million of amortization of unfavorable agreements, $0.3 million of amortization of deferred income and unfavorable working capital changes of $12.1 million.
Our cash provided by operating activities was $48.0 million for the period from January 1, 2008 to June 13, 2008, which is the result of our $26.9 million net income adjusted for the impact of several non-cash charges, including $34.8 million of depreciation, $3.6 million of non-cash straight line ground rent, $0.4 million of amortization of deferred financing costs, $0.8 million of yield support received and $1.6 million of stock compensation, offset by $0.8 million of amortization of unfavorable agreements, $0.3 million of amortization of deferred income and unfavorable working capital changes of $19.0 million.
Cash Used In Investing Activities. Our cash used in investing activities was $14.2 million for the period from January 1, 2009 to June 19, 2009. During the period from January 1, 2009 to June 19, 2009, we incurred capital expenditures at our hotels of $13.3 million and a decrease in restricted cash of $1.0 million.

Our cash used in investing activities was $33.6 million for the period from January 1, 2008 to June 13, 2008. During the period from January 1, 2008 to June 13, 2008, we incurred capital expenditures at our hotels of $36.8 million and a decrease in restricted cash of $1.8 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.
Cash Provided by Financing Activities. Our cash provided by financing activities was $21.7 million for the period from January 1, 2009 to June 19, 2009 consisted of $2.0 million of scheduled debt principal payments, $0.2 million of share repurchases, $57.0 million in repayments of our credit facility, $0.4 million of costs related to the sale of common stock, $1.2 million of deposits for the Courtyard Midtown refinancing, and $0.1 million of vested dividend payments to SAR/DER holders, offset by $82.6 million in proceeds from the sale of common stock.
Our cash used in financing activities was $19.2 million for the period from January 1, 2008 to June 13, 2008 consisted of $1.4 million of scheduled debt principal payments, $3.2 million of share repurchases, and $46.6 million of dividend payments offset by $32.0 million in net draws under our credit facility.
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
Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 19, 2009, we have set aside $27.5 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
Although we have significantly curtailed the capital expenditures at our hotels, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. In 2009, we have focused our capital expenditures primarily on life safety, capital preservation, and return-on-investment projects. The total budget in 2009 for capital improvements is $35 million, only $10 million of which is expected to be funded from corporate cash and the balance to be funded from hotel escrow reserves. We spent approximately $13.3 million on capital improvements during the period from January 1, 2009 through June 19, 2009, of which approximately $3.7 million was funded from corporate cash.
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

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009	January 1, 2008
	June 19, 2009	June 13, 2008	to June 19, 2009	to June 13, 2008
	(in thousands)

Net income (loss)	$2,457	$21,755	$(2,837)	$26,932
Interest expense	11,086	11,430	22,584	22,125
Income tax (benefit) expense	(3,319)	886	(9,297)	(2,836)
Real estate related depreciation and amortization	19,729	18,069	38,446	34,756

EBITDA	$29,953	$52,140	$48,896	$80,977

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

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009	January 1, 2008
	June 19, 2009	June 13, 2008	to June 19, 2009	to June 13, 2008
	(in thousands)

Net income (loss)	$2,457	$21,755	$(2,837)	$26,932
Real estate related depreciation and amortization	19,729	18,069	38,446	34,756

FFO	$22,186	$39,824	$35,609	$61,688

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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. As of June 19, 2009, we were exposed to interest rate risk on only $5.0 million of our debt, as the remaining 99.4% of our debt was fixed rate.

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
The Company held its Annual Meeting of Stockholders on April 30, 2009. The proposals in front of our stockholders and the results of voting on such proposals were as noted below.
Election of Directors: the following persons were elected as directors for a one-year term and until their respective successors are duly elected and qualified.

	VOTES FOR	VOTES WITHHELD
William W. McCarten	76,289,109	9,860,766
Mark W. Brugger	78,551,055	7,598,819
John L. Williams	77,511,444	8,638,431
Daniel Altobello	79,461,516	6,688,358
W. Robert Grafton	79,479,365	6,670,510
Maureen L. McAvey	79,054,890	7,094,984
Gilbert T. Ray	79,462,470	6,687,405
Ratification of Independent Auditors: the selection of KPMG LLP as our independent auditors for fiscal year ending December 31, 2009 was ratified. The voting results were as follows:

VOTES FOR	VOTES AGAINST	VOTES ABSTAINED
85,000,059	1,144,488	5,327

Item 5.	Other Information
None.

Item 6.	Exhibits
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
Sales Agreement, dated July 27, 2009 by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2009)

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

DiamondRock Hospitality Company

July 28, 2009

/s/ Sean M. Mahoney	/s/ Michael D. Schecter
Sean M. Mahoney	Michael D. Schecter
Executive Vice President and Chief Financial Officer	Executive Vice President, General Counsel and Corporate Secretary

EXHIBIT INDEX

Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.