Form 10-Q
period 2009-09-11
DiamondRock Hospitality Co
filed 2009-10-20
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 11, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	20-1180098 (I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 800, Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 118,264,516 shares of its $0.01 par value common stock outstanding as of October 20, 2009.

Item 1. Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 11, 2009 and December 31, 2008
(in thousands, except share amounts)

	September 11, 2009	December 31, 2008
	(Unaudited)

ASSETS

Property and equipment, at cost	$2,162,868	$2,146,616
Less: accumulated depreciation	(283,797)	(226,400)

	1,879,071	1,920,216

Deferred financing costs, net	3,788	3,335
Restricted cash	33,732	30,060
Due from hotel managers	51,563	61,062
Favorable lease assets, net	38,809	40,619
Prepaid and other assets	35,396	33,414
Cash and cash equivalents	119,256	13,830

Total assets	$2,161,615	$2,102,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$820,853	$821,353
Senior unsecured credit facility	—	57,000

Total debt	820,853	878,353

Deferred income related to key money, net	19,937	20,328
Unfavorable contract liabilities, net	83,213	84,403
Due to hotel managers	30,656	35,196
Accounts payable and accrued expenses	53,018	66,624

Total other liabilities	186,824	206,551

Stockholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 115,643,122 and 90,050,264 shares issued and outstanding at September 11, 2009 and December 31, 2008, respectively	1,156	901
Additional paid-in capital	1,238,747	1,100,541
Accumulated deficit	(85,965)	(83,810)

Total stockholders’ equity	1,153,938	1,017,632

Total liabilities and stockholders’ equity	$2,161,615	$2,102,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 11, 2009 and September 5, 2008 and
the Periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008
(in thousands, except per share amounts)

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended September	Ended September	January 1, 2009 to	January 1, 2008 to
	11, 2009	5, 2008	September 11, 2009	September 5, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Rooms	$88,318	$106,203	$253,661	$308,141
Food and beverage	40,836	45,746	122,423	141,525
Other	8,646	9,446	23,866	25,609

Total revenues	137,800	161,395	399,950	475,275

Operating Expenses:

Rooms	23,912	25,422	66,868	72,830
Food and beverage	29,068	32,961	85,969	98,266
Management fees	4,907	6,844	13,243	19,857
Other hotel expenses	50,161	54,116	146,701	155,758
Impairment of favorable lease asset	—	—	1,286	—
Depreciation and amortization	18,866	18,257	57,312	53,013
Corporate expenses	3,675	3,241	11,094	9,546

Total operating expenses	130,589	140,841	382,473	409,270

Operating profit	7,211	20,554	17,477	66,005

Other Expenses (Income):

Interest income	(82)	(296)	(265)	(1,066)
Interest expense	11,090	11,632	33,673	33,757

Total other expenses	11,008	11,336	33,408	32,691

(Loss) income before income taxes	(3,797)	9,218	(15,931)	33,314

Income tax benefit	4,558	2,994	13,856	5,830

Net income (loss)	$761	$12,212	$(2,075)	$39,144

Earnings (loss) per share:

Basic and diluted earnings (loss) per share	$0.01	$0.13	$(0.02)	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008
(in thousands)

	Period from	Period from
	January 1, 2009 to	January 1, 2008 to
	September 11, 2009	September 5, 2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,075)	$39,144
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate depreciation	57,312	53,013
Corporate asset depreciation as corporate expenses	101	115
Non-cash ground rent	5,350	5,321
Non-cash financing costs as interest	556	557
Impairment of favorable lease asset	1,286	—
Amortization of unfavorable contract liabilities	(1,190)	(1,190)
Amortization of deferred income	(391)	(383)
Stock-based compensation	3,892	2,620
Yield support received	—	797
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,982)	(2,741)
Restricted cash	(1,700)	(1,935)
Due to/from hotel managers	4,958	(1,782)
Accounts payable and accrued expenses	(16,235)	(7,799)

Net cash provided by operating activities	49,882	85,737

Cash flows from investing activities:
Hotel capital expenditures	(17,735)	(49,703)
Receipt of deferred key money	—	5,000
Change in restricted cash	(2,702)	(1,372)

Net cash used in investing activities	(20,437)	(46,075)

Cash flows from financing activities:
Repayments of credit facility	(57,000)	(23,000)
Draws on credit facility	—	99,000
Proceeds from mortgage debt	43,000	—
Repayment of mortgage debt	(40,528)	—
Scheduled mortgage debt principal payments	(2,972)	(1,963)
Repurchase of common stock	(309)	(49,434)
Proceeds from sale of common stock	135,348	—
Payment of costs related to sale of common stock	(470)	—
Payment of financing costs	(1,008)	(13)
Payment of dividends	(80)	(70,383)

Net cash provided by (used in) financing activities	75,981	(45,793)

Net increase (decrease) in cash and cash equivalents	105,426	(6,131)
Cash and cash equivalents, beginning of period	13,830	29,773

Cash and cash equivalents, end of period	$119,256	$23,642

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$35,905	$33,089

Cash paid for income taxes	$901	$861

Capitalized interest	$19	$183

Non-Cash Financing Activities:
Unpaid dividends	—	$22,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns, as of October 20, 2009, 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Hotels Corporation (“Hilton”)).
We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels, and reimburse all of their direct and indirect operating costs.
As of September 11, 2009, we owned 20 hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 11, 2009, the results of our operations for the fiscal quarters ended September 11, 2009 and September 5, 2008 and the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008 and cash flows for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through October 20, 2009.
Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
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
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, or Westin Boston Waterfront Hotel for the month of operations that ends after its fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotel Company, Vail Resorts and Marriott make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, and the Westin Boston Waterfront Hotel as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
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
Stock-based Compensation
We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. No awards with performance-based or market-based conditions have been issued.
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
We have a favorable lease asset with an indefinite life related to the right to enter into a favorable ground lease under our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. The fair value estimate of the favorable lease uses a discounted cash flow method. Inputs to the estimate include observable market inputs, including current ground lease rates and discount rates, and unobservable inputs such as estimated future hotel revenues. The fair market value of the ground lease declined during 2009 and, as such, we recorded an impairment charge of $1.3 million during the period from January 1, 2009 to September 11, 2009.
Straight-Line Rent
We record rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis as required by GAAP.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalents with various high credit-quality financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit our amount of credit exposure with any one institution.
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
3. Property and Equipment
Property and equipment as of September 11, 2009 (unaudited) and December 31, 2008 consists of the following (in thousands):

	September 11, 2009	December 31, 2008

Land	$219,590	$219,590
Land improvements	7,994	7,994
Buildings	1,668,101	1,658,227
Furniture, fixtures and equipment	266,190	259,154
CIP and corporate office equipment	993	1,651

	2,162,868	2,146,616
Less: accumulated depreciation	(283,797)	(226,400)

	$1,879,071	$1,920,216

As of September 11, 2009, we did not have any accrued capital expenditures. As of December 31, 2008, we had accrued capital expenditures of $2.6 million.
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
Follow-on Public Offering. On April 17, 2009, we completed a follow-on public offering of our common stock. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.
Controlled Equity Offering Program. We initiated a controlled equity offering program (“CEOP”) on July 27, 2009, which allowed us sell up to $75.0 million of common stock. During the fiscal quarter ended September 11, 2009, we sold 7,600,000 shares of our common stock through the CEOP at an average price of $7.04 per share, for which we received net proceeds of $52.8 million. Subsequent to September 11, 2009, we completed the CEOP by selling 2,621,394 shares of our common stock at an average price of $8.20, for which we received net proceeds of $21.3 million. Under the CEOP, we sold a total of 10,221,394 shares at an average price of $7.34.

Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 11, 2009 and December 31, 2008, there were no shares of preferred stock outstanding.
Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 11, 2009 and December 31, 2008, there were no operating partnership units held by unaffiliated third parties.
5. Stock Incentive Plans
As of September 11, 2009, we have issued or committed to issue 3,203,905 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended, including 1,917,327 shares of unvested restricted common stock and a commitment to issue 466,819 units of deferred common stock.
Restricted Stock Awards
As of September 11, 2009, our officers and employees have been awarded 3,068,447 shares of restricted common stock, including those shares which have since vested. Shares issued to our officers and employees vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.
A summary of our restricted stock awards from January 1, 2009 to September 11, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2009	605,809	$13.02
Granted	1,517,435	2.82
Vested	(198,733)	15.49
Forfeited	(7,184)	14.61

Unvested balance at September 11, 2009	1,917,327	$4.69

The remaining share awards are expected to vest as follows: 631,576 shares during 2010, 779,942 shares during 2011 and 505,809 during 2012. As of September 11, 2009, the unrecognized compensation cost related to restricted stock awards was $6.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. For the fiscal quarters ended September 11, 2009 and September 5, 2008, we recorded $1.2 million and $0.7 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, we recorded $3.4 million and $2.1 million, respectively, of compensation expense related to restricted stock awards.

Deferred Stock Awards
At the time of our initial public offering, we made a commitment to issue 382,500 shares of deferred stock units to our senior executive officers. These deferred stock units are fully vested and represent the promise to issue a number of shares of our common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date. As of September 11, 2009, we have a commitment to issue 466,819 shares under this plan. The share commitment increased from 382,500 to 466,819 since our initial public offering because current dividends are not paid out but instead are effectively reinvested in additional deferred stock units based on the closing price of our common stock on the dividend payment date.
Stock Appreciation Rights and Dividend Equivalent Rights
In 2008, we awarded our executive officers stock-settled stock appreciation rights (“SARs”) and dividend equivalent rights (“DERs”). The SARs/DERs vest over three years based on continued employment. The SARs may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance while the DERs terminate on the eighth anniversary of the grant date. As of September 11, 2009, we had awarded 300,225 SARs/DERs to our executive officers with an aggregate grant date fair value of approximately $2.0 million and a strike price of $12.59. For the fiscal quarters ended September 11, 2009 and September 5, 2008, we recorded approximately $0.2 million and $0.2 million, respectively, of compensation expense related to the SARs/DERs. For the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, we recorded approximately $0.5 million and $0.4 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs as of September 11, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	SARs/DERs	Fair Value
Balance at January 1, 2009	300,225	$6.62
Granted	—	—
Exercised	—	—

Balance at September 11, 2009	300,225	$6.62

One-third of the SAR/DER awards vested in 2009 and the remainder are expected to vest as follows: one-third in 2010 and one-third in 2011. As of September 11, 2009, the unrecognized compensation cost related to the SAR/DER awards was $1.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 18 months.
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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009	January 1, 2008
	September 11,	September 5,	to September 11,	to September 5,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic Earnings (Loss) per Share Calculation:
Numerator:
Net income (loss)	$761	$12,212	$(2,075)	$39,144
Less: dividends on unvested restricted common stock	—	(151)	—	(389)

Net income (loss) after dividends on unvested restricted common stock	$761	$12,061	$(2,075)	$38,755

Weighted-average number of common shares outstanding—basic	110,426,611	92,425,801	101,636,354	94,261,449

Basic earnings (loss) per share	$0.01	$0.13	$(0.02)	$0.41

Diluted Earnings (Loss) per Share Calculation:
Numerator:
Net income (loss)	$761	$12,212	$(2,075)	$39,144
Less: dividends on unvested restricted common stock	—	(151)	—	(389)

Net income (loss) after dividends on unvested restricted common stock	$761	$12,061	$(2,075)	$38,755

Weighted-average number of common shares outstanding—basic	110,426,611	92,425,801	101,636,354	94,261,449

Unvested restricted common stock	875,735	36,392	—	163,168
Unvested SARs	—	—	—	—

Weighted-average number of common shares outstanding—diluted	111,302,346	92,462,193	101,636,354	94,424,617

Diluted earnings (loss) per share	$0.01	$0.13	$(0.02)	$0.41

7. Debt
We have incurred limited recourse, property specific mortgage debt on certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of September 11, 2009, 12 of our 20 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of September 11, 2009, we were in compliance with the financial covenants of our mortgage debt.

The following table sets forth information regarding the Company’s debt as of September 11, 2009 (unaudited), in thousands:

	Principal
	Balance	Interest Rate
Courtyard Manhattan / Midtown East	$43,000	8.81%
Marriott Salt Lake City Downtown	33,449	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Marriott Griffin Gate Resort	27,882	5.11%
Renaissance Worthington	57,289	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	61,633	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	220,000	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Bethesda Marriott Suites	5,000	LIBOR + 0.95 (1.235% as of September 11, 2009)
Senior unsecured credit facility	—	LIBOR + 0.95

Total debt	$820,853

Weighted-Average Interest Rate		5.80%

Mortgage Debt
On September 11, 2009, we refinanced the debt that was secured by a mortgage on our Courtyard Manhattan/Midtown East hotel with $43.0 million of secured debt issued by Massachusetts Mutual Life Insurance Company, which will mature on October 1, 2014. The new mortgage debt bears a fixed interest rate of 8.81%. The prior mortgage debt was scheduled to mature on December 11, 2009.
On October 1, 2009, we repaid the $27.9 million loan secured by a mortgage on our Griffin Gate Marriott with corporate cash. The loan was scheduled to mature on January 1, 2010. On October 15, 2009, we repaid the $5.0 million mortgage debt on the Bethesda Marriott Suites with corporate cash. The mortgage debt was scheduled to mature in July 2010.
Senior Unsecured Credit Facility
We are party to a four-year $200.0 million unsecured credit facility (the “Facility”) expiring in February 2011. We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. As of September 11, 2009, we did not have an outstanding balance on the Facility.
Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or	55% to	50% to	Less Than
	Greater	60%	55%	50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at September 11,
	Covenant	2009
Maximum leverage ratio(1)	65%	47%
Minimum fixed charge coverage ratio(2)	1.6x	2.2x
Minimum tangible net worth(3)	$839.6 million	$1.4 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.60%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities. The tangible net worth is increased by 75% of the net proceeds from new equity offerings.

The Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at September 11,
	Covenant	2009
Minimum implied debt service ratio	1.5x	N/A
Maximum unencumbered leverage ratio	65%	0%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$533.5 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million and $0.6 million for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively, and $0.5 million and $1.2 million for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively.
8. Fair Value of Financial Instruments
The fair value of certain financial assets and liabilities and other financial instruments as of September 11, 2009 and December 31, 2008, in thousands, are as follows:

	As of September 11, 2009		As of December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Mortgage Debt	$820,853	$736,949	$878,353	$750,899
We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximates fair value due to the short-term nature of these financial instruments.
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
Income Taxes
We had no accruals for tax uncertainties as of September 11, 2009 and December 31, 2008. As of September 11, 2009, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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
Overview
We are a lodging-focused real estate company that owns, as of October 20, 2009, 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are committed to maximizing stockholder value through investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout the United States. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the top three national lodging brand companies (Marriott, Starwood or Hilton).
We are owners, as opposed to operators, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel manager, which are based on the revenues and profitability of the hotels, and reimburse all of their direct and indirect operating costs.
As an owner, we believe we create value by acquiring the right hotels with the right brands in the right markets, prudently financing our hotels, thoughtfully re-investing capital in our hotels, implementing profitable operating strategies, approving the annual operating and capital budgets for our hotels and deciding if and when to sell our hotels. In addition, we are committed to enhancing the value of our operating platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following corporate governance best practice.
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
In addition, a core tenet of our strategy is to leverage national hotel brands. We strongly believe in the value of powerful national brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. In particular, we believe that branded hotels outperform unbranded hotels in an economic downturn. Dominant national hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top three national lodging brand companies (Marriott, Starwood or Hilton) and all but two of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are operated under a nationally recognized brand or acquiring hotels that can be converted into a nationally branded hotel.

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
We have always strived to operate our business with conservative leverage. During this economic downturn, our corporate goals and objectives continue to be focused on preserving and enhancing our liquidity. We have taken, or intend to take, a number of steps to achieve these goals, as follows:
•	We completed a follow-on public offering of our common stock during the second quarter of 2009. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.
•	We completed a $75.0 million controlled equity offering program, raising net proceeds of $74.0 million through the sale of 10.2 million shares of our common stock at an average price of $7.34 per share.
•	Our Board of Directors recently authorized us to sell an additional $75 million of common stock under a new controlled equity offering program.
•	We repaid the entire $52 million outstanding on our senior unsecured credit facility during the second quarter of 2009 with a portion of the proceeds from our follow-on offering.
•	On September 11, 2009, we refinanced the debt that was secured by a mortgage on our Courtyard Manhattan/Midtown East hotel with $43.0 million of secured debt issued by Massachusetts Mutual Life Insurance Company, which will mature on October 1, 2014.
•	On October 1, 2009, we repaid the $27.9 million loan secured by a mortgage on our Griffin Gate Marriott with cash on hand. The loan was scheduled to mature on January 1, 2010.
•	On October 15, 2009, we repaid the $5 million mortgage debt on our Bethesda Marriott Suites with cash on hand. The mortgage debt was scheduled to mature in July 2010.
•	We intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income. We intend to pay up to 90% of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
•	We have focused on minimizing capital spending during 2009 and expect to fund approximately $6 million of 2009 capital expenditures from corporate cash.
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with limited near-term maturities. As of October 20, 2009, we have $787.7 million of mortgage debt outstanding with a weighted average interest rate of 5.9% and a weighted average maturity date of 6.3 years. In addition, we currently have ten hotels unencumbered by debt.

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
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the fiscal quarter ended September 11, 2009, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance are dependent on the continued success of Marriott and its brands as well as the Westin and Conrad brands.

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
New hotel supply remains a short-term negative and a long-term positive. Although the industry benefited from supply growth less than historical averages from 2004 through 2007, new hotel supply began to increase at the end of the last economic expansion. While some of those projects have been delayed or eliminated, the rate of new supply is expected to peak in 2009 and remain above historical averages in 2010 for our portfolio. We have been or will be impacted by new supply in a few of our markets, most notably Fort Worth, Texas during 2009 and Chicago and Austin in 2010. Due to a number of factors, we expect below average supply growth for an extended period of time beginning in 2011, when we expect minimal new supply to be a significant positive for operating fundamentals.
Our Hotels
The following table sets forth certain operating information for each of our hotels for the period from January 1, 2009 to September 11, 2009.

						%
		Number				Change
		of				from 2008
Property	Location	Rooms	Occupancy	ADR($)	RevPAR($)	RevPAR

Chicago Marriott	Chicago, Illinois	1,198	73.9%	$169.30	$125.07	(16.6%)
Los Angeles Airport Marriott	Los Angeles, California	1,004	74.4%	108.71	80.92	(18.8%)
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	68.7%	191.91	131.80	(4.7%)
Renaissance Waverly Hotel	Atlanta, Georgia	521	63.8%	133.06	84.88	(15.2%)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	53.5%	134.94	72.22	(24.5%)
Renaissance Worthington	Fort Worth, Texas	504	64.9%	161.74	104.90	(19.5%)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	87.9%	222.47	195.52	(9.9%)
Renaissance Austin Hotel	Austin, Texas	492	62.2%	146.44	91.02	(17.9%)
Torrance Marriott South Bay	Los Angeles County, California	487	71.2%	112.02	79.77	(22.9%)
Orlando Airport Marriott	Orlando, Florida	486	75.0%	79.12	59.35	(11.6%)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	62.8%	122.79	77.06	(15.2%)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	42.9%	117.40	50.42	(28.2%)
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	68.5%	102.07	69.93	(20.7%)
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	64.0%	211.05	135.05	(23.6%)
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.1%	124.47	74.79	(18.7%)
Courtyard Manhattan/Midtown East	New York, New York	312	85.6%	201.73	172.60	(34.0%)
Conrad Chicago (1)	Chicago, Illinois	311	73.6%	180.41	132.85	(23.5%)
Bethesda Marriott Suites	Bethesda, Maryland	272	63.2%	168.94	106.75	(22.8%)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.4%	208.92	186.80	(27.5%)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	61.6%	189.98	116.96	(26.1%)

TOTAL/WEIGHTED AVERAGE		9,586	68.8%	$153.49	$105.55	(18.9%)

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The period from January 1, 2009 to September 11, 2009 includes the operations for the period from January 1, 2009 to August 31, 2009 for these five hotels.

Results of Operations
Comparison of the Fiscal Quarter Ended September 11, 2009 to the Fiscal Quarter Ended September 5, 2008
Our net income for the fiscal quarter ended September 11, 2009 was $0.8 million compared to net income of $12.2 million for the fiscal quarter ended September 5, 2008.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively, consisted of the following (in thousands):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 11,	September 5,
	2009	2008	% Change
Rooms	$88,318	$106,203	(16.8%)
Food and beverage	40,836	45,746	(10.7%)
Other	8,646	9,446	(8.5%)

Total revenues	$137,800	$161,395	(14.6%)

Individual hotel revenues for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 11,	September 5,
	2009	2008	%Change
Chicago Marriott	$21.7	$24.6	(11.8%)
Westin Boston Waterfront Hotel (1)	18.5	18.4	0.5%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	11.4	13.5	(15.6%)
Los Angeles Airport Marriott	10.2	13.2	(22.7%)
Renaissance Waverly Hotel	6.9	7.1	(2.8%)
Conrad Chicago (1)	6.5	7.9	(17.7%)
Renaissance Austin Hotel	6.1	7.5	(18.7%)
Oak Brook Hills Marriott Resort	6.1	6.8	(10.3%)
Marriott Griffin Gate Resort	6.0	6.7	(10.4%)
Renaissance Worthington	5.5	6.7	(17.9%)
Courtyard Manhattan/Midtown East	4.9	7.4	(33.8%)
Torrance Marriott South Bay	4.8	6.3	(23.8%)
Vail Marriott Mountain Resort & Spa (1)	4.5	5.2	(13.5%)
Salt Lake City Marriott Downtown	4.4	5.9	(25.4%)
The Lodge at Sonoma, a Renaissance Resort & Spa	4.1	4.9	(16.3%)
Orlando Airport Marriott	3.9	4.1	(4.9%)
Westin Atlanta North at Perimeter (1)	3.7	4.2	(11.9%)
Courtyard Manhattan/Fifth Avenue	3.0	4.2	(28.6%)
Bethesda Marriott Suites	2.9	3.8	(23.7%)
Marriott Atlanta Alpharetta	2.7	3.0	(10.0%)

Total	$137.8	$161.4	(14.6%)

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended September 11, 2009 and September 5, 2008 include the operations for the period from June 1, 2009 to August 31, 2009 and June 1, 2008 to August 31, 2008, respectively, for these five hotels.

Our total revenues declined $23.6 million, or 14.6%, from $161.4 million for the fiscal quarter ended September 5, 2008 to $137.8 million for the fiscal quarter ended September 11, 2009, reflecting the continued weakness in lodging fundamentals. The decline reflects a 16.9 percent decline in RevPAR, which is the result of a 13.2 percent decrease in ADR and a 3.2 percentage point decrease in occupancy. The following are the key hotel operating statistics for our hotels for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively:

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 11,	September 5,
	2009	2008	% Change
Occupancy %	73.3%	76.5%	(3.2) percentage points
ADR	$146.73	$169.05	(13.2%)
RevPAR	$107.50	$129.33	(16.9%)
Our RevPAR declined in the third quarter by 16.9%. Most of the decline in RevPAR can be attributed to a significant decline in the average daily rate and reflects a number of negative trends within our primary customer segments, as well as a change in the mix between those segments. Our room revenue by primary customer segment in the third quarter of 2009 and 2008 was as follows:

	Fiscal Quarter Ended		Fiscal Quarter Ended
	September 11, 2009		September 5, 2008
	$ in millions	% of Total	$ in millions	% of Total	% Change
Business Transient	$20.4	23.1%	$29.6	27.9%	(31.1%)
Group	33.0	37.4%	39.3	37.0%	(16.0%)
Leisure and Other	34.9	39.5%	37.3	35.1%	(6.4%)

Total	$88.3	100.0%	$106.2	100.0%	(16.9%)

•	Business Transient: Revenue from the business transient segment, traditionally the most profitable segment for hotels, has declined more than any other customer segment. Business transient revenue was partially replaced with lower-rated leisure and discount business. We expect business transient demand to remain depressed until there is an improvement in the overall economic climate in the United States.
•	Group: A number of groups have postponed, cancelled or reduced their meetings in response to the current economic recession. The deterioration in revenue is primarily due to a decline in group room nights and, to a much lesser extent, rate. As of the end of the third quarter, our 2009 group booking pace was 20% lower than at the same time last year, which represents the continued deterioration of group booking trends during the year.
•	Leisure and Other: The decline in revenue from leisure, discount and other business was driven by lower average daily rates.
Food and beverage revenues decreased 10.7% from the comparable period in 2008, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 8.5% from 2008.

Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 11,	September 5,
	2009	2008	% Change
Rooms departmental expenses	$23.9	$25.4	(5.9%)
Food and beverage departmental expenses	29.1	33.0	(11.8%)
Other departmental expenses	7.0	7.2	(2.8%)
General and administrative	12.2	13.1	(6.9%)
Utilities	6.1	7.7	(20.8%)
Repairs and maintenance	6.7	7.2	(6.9%)
Sales and marketing	9.9	11.3	(12.4%)
Base management fees	3.6	4.4	(18.2%)
Incentive management fees	1.3	2.4	(45.8%)
Property taxes	5.9	5.3	11.3%
Ground rent- Contractual	0.5	0.5	0.0%
Ground rent- Non-cash	1.8	1.8	0.0%

Total hotel operating expenses	$108.0	$119.3	(9.5%)

Our hotel operating expenses decreased $11.3 million or 9.5%, from $119.3 million for the fiscal quarter ended September 5, 2008 to $108.0 million for the fiscal quarter ended September 11, 2009. We have been working with our hotel managers to lower operating expenses. As a result of these cost-containment measures, and an overall decline in occupancy, we have reduced the rooms, food and beverage and other hotel departmental expenses. The primary driver for the decrease in these operating expenses is an overall decline in wages and benefits. We expect the decreases in the rooms, food and beverage, and other hotel expenses to continue for the remainder of 2009.
Management fees are calculated as a percentage of total revenues, as well as a percentage of operating profit at certain hotels. Therefore, the decline in base management fees is due to the overall decline in revenues at our hotels. We only pay incentive management fees at certain of our hotels when operating profits are above certain thresholds. The decrease in incentive management fees of approximately $1.1 million is due to the decline in operating profits at those hotels as well as a number of our hotels falling below those operating profit thresholds in 2009 compared to 2008.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.6 million from $18.3 million for the fiscal quarter ended September 5, 2008 to $18.9 million for the fiscal quarter ended September 11, 2009 due to additional assets in service as of September 11, 2009.
Corporate expenses. Our corporate expenses increased from $3.2 million for the fiscal quarter ended September 5, 2008 to $3.7 million for the fiscal quarter ended September 11, 2009, due primarily to an increase in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.
Interest expense. Our interest expense decreased $0.5 million from $11.6 million for the fiscal quarter ended September 5, 2008 to $11.1 million for the fiscal quarter ended September 11, 2009. The decrease in interest expense is primarily due to the repayment of amounts outstanding on our credit facility in April 2009. The 2009 interest expense was comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million). The 2008 interest expense was comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.6 million).
As of September 11, 2009, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 8.81% per year. Our weighted-average interest rate on our mortgage debt as of September 11, 2009 was 5.8%.

Interest income. Interest income decreased $0.2 million from $0.3 million for the fiscal quarter ended September 5, 2008 to $0.1 million for the fiscal quarter ended September 11, 2009. Although our corporate cash balances are higher in 2009, the interest rates earned on corporate cash are significantly lower than the rates earned in 2008.
Income taxes. We recorded an income tax benefit of $4.6 million and $3.0 million for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively. The third quarter 2009 income tax benefit was incurred on the $11.8 million pre-tax loss of our taxable REIT subsidiary, or TRS, slightly offset by foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The third quarter 2008 income tax expense was incurred on the $8.2 million pre-tax income of our TRS slightly offset by foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
Comparison of the Period from January 1, 2009 to September 11, 2009 to the Period from January 1, 2008 to September 5, 2008
We incurred a net loss for the period from January 1, 2009 to September 11, 2009 of $2.1 million compared to net income of $39.1 million for the period from January 1, 2008 to September 5, 2008.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively, consisted of the following (in thousands):

	Period from	Period from
	January 1,	January 1,
	2009 to	2008 to
	September 11,	September 5,
	2009	2008	% Change
Rooms	$253,661	$308,141	(17.7%)
Food and beverage	122,423	141,525	(13.5%)
Other	23,866	25,609	(6.8%)

Total revenues	$399,950	$475,275	(15.8%)

Individual hotel revenues for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively, consist of the following (in millions):

	Period from	Period from
	January 1,	January 1,
	2009 to	2008 to
	September 11,	September 5,
	2009	2008	% Change
Chicago Marriott	$58.1	$63.8	(8.9%)
Westin Boston Waterfront Hotel (1)	43.6	46.3	(5.8%)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	36.1	41.2	(12.4%)
Los Angeles Airport Marriott	33.8	41.1	(17.8%)
Renaissance Worthington	21.4	26.1	(18.0%)
Renaissance Waverly Hotel	21.3	24.4	(12.7%)
Renaissance Austin Hotel	20.9	24.1	(13.3%)
Vail Marriott Mountain Resort & Spa (1)	16.1	20.9	(23.0%)
Marriott Griffin Gate Resort	15.9	18.4	(13.6%)
Orlando Airport Marriott	15.0	17.5	(14.3%)
Courtyard Manhattan/Midtown East	14.3	21.2	(32.5%)
Torrance Marriott South Bay	14.3	18.0	(20.6%)
Salt Lake City Marriott Downtown	14.2	18.1	(21.5%)
Conrad Chicago (1)	14.1	17.7	(20.3%)
Oak Brook Hills Marriott Resort	14.0	17.0	(17.6%)
Westin Atlanta North at Perimeter (1)	10.0	12.4	(19.4%)
Bethesda Marriott Suites	9.8	12.2	(19.7%)
The Lodge at Sonoma, a Renaissance Resort & Spa	9.5	12.6	(24.6%)
Courtyard Manhattan/Fifth Avenue	8.9	12.0	(25.8%)
Marriott Atlanta Alpharetta	8.7	10.3	(15.5%)

Total	$400.0	$475.3	(15.8%)

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008 include the operations for the periods from January 1 to August 31 for these five hotels.
Our total revenues declined $75.3 million, or 15.8%, from $475.3 million for the period from January 1, 2008 to September 5, 2008 to $400.0 million for the period from January 1, 2009 to September 11, 2009, reflecting the continued weakness in lodging fundamentals. The decline reflects an 18.9 percent decline in RevPAR, which is the result of a 13.0 percent decrease in ADR and a 5.0 percentage point decrease in occupancy. In addition, the operations year-to-date period of 2009 for our Marriott-managed hotels include five additional days as compared to the comparable period of 2008. The following are the key hotel operating statistics for our hotels for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively.

	Period from	Period from
	January 1,	January 1,
	2009 to	2008 to
	September 11,	September 5,
	2009	2008	% Change
Occupancy %	68.8%	73.8%	(5.0) percentage points
ADR	$153.49	$176.35	(13.0%)
RevPAR	$105.55	$130.12	(18.9%)

Our RevPAR for the period from January 1, 2009 to September 11, 2009 declined by 18.9% from the comparable period in 2008. Most of the decline in RevPAR can be attributed to a significant decline in the average daily rate and reflects a number of negative trends within our primary customer segments, including a change in the mix between those segments. Our room revenue by primary customer segment for the period from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008 was as follows:

	Period from January 1, 2009		Period from January 1, 2008
	to September 11, 2009		to September 5, 2008
	$ in millions	% of Total	$ in millions	% of Total	% Change
Business Transient	$63.2	24.9%	$92.1	29.9%	(31.6%)
Group	94.1	37.1%	112.2	36.4%	(16.1%)
Leisure and Other	96.4	38.0%	103.8	33.7%	(6.9%)

Total	$253.7	100.0%	$308.1	100.0%	(17.7%)

•	Business Transient: Revenue from the business transient segment, traditionally the most profitable segment for hotels, has declined more than any other customer segment. Business transient revenue was partially replaced with lower-rated leisure and discount business. We expect business transient demand to remain depressed until there is an improvement in the overall economic climate in the United States.
•	Group: A number of groups have postponed, cancelled or reduced their meetings in response to the current economic recession. The deterioration in revenue is primarily due to a decline in group room nights and, to a much lesser extent, rate. As of September 11, 2009, our 2009 group booking pace was 20% lower than at the same time last year, which represents the continued deterioration of group booking trends during the year.
•	Leisure and Other: The decline in revenue from leisure, discount and other business was driven by lower average daily rates.
Food and beverage revenues decreased 13.5% from 2008, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 6.8% from 2008.
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively, consist of the following (in millions):

	Period from	Period from
	January 1,	January 1,
	2009 to	2008 to
	September 11,	September 5,
	2009	2008	% Change
Rooms departmental expenses	$66.9	$72.8	(8.1%)
Food and beverage departmental expenses	86.0	98.3	(12.5%)
Other departmental expenses	20.8	21.1	(1.4%)
General and administrative	35.7	39.5	(9.6%)
Utilities	16.9	19.2	(12.0%)
Repairs and maintenance	19.7	20.6	(4.4%)
Sales and marketing	28.8	32.7	(11.9%)
Base management fees	10.5	13.0	(19.2%)
Incentive management fees	2.7	6.9	(60.9%)
Property taxes	18.2	15.8	15.2%
Ground rent- Contractual	1.3	1.5	(13.3%)
Ground rent- Non-cash	5.3	5.3	0.0%

Total hotel operating expenses	$312.8	$346.7	(9.8%)

Our hotel operating expenses decreased $33.9 million or 9.8%, from $346.7 million for the period from January 1, 2008 to September 5, 2008 to $312.8 million for the period from January 1, 2009 to September 11, 2009. We have been working with our hotel managers to lower operating expenses. As a result of these cost-containment measures, and an overall decline in occupancy, we have reduced the rooms, food and beverage and other hotel departmental expenses. The primary driver for the decrease in these operating expenses is an overall decline in wages and benefits. We expect the decreases in the rooms, food and beverage, and other hotel expenses to continue for the remainder of 2009.
Management fees are calculated as a percentage of total revenues, as well as a percentage of operating profit at certain hotels. Therefore, the decline in base management fees is due to the overall decline in revenues at our hotels. We only pay incentive management fees at certain of our hotels when operating profits are above certain thresholds. The decrease in incentive management fees of approximately $4.2 million is due to the decline in operating profits at those hotels, as well as a number of our hotels falling below those operating profit thresholds in 2009 compared to 2008.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $4.3 million from $53.0 million for the period from January 1, 2008 to September 5, 2008 to $57.3 million for the period from January 1, 2009 to September 11, 2009. This increase is primarily the result of having additional assets in service as of September 11, 2009, due primarily to our significant 2008 capital projects at the Chicago Marriott and the Westin Boston Waterfront.
Corporate expenses. Our corporate expenses increased from $9.5 million for the period from January 1, 2008 to September 5, 2008 to $11.1 million for the period from January 1, 2009 to September 11, 2009, due primarily to an increase in stock-based compensation expense. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees.
Interest expense. Our interest expense decreased $0.1 million from $33.8 million for the period from January 1, 2008 to September 5, 2008 to $33.7 million for the period from January 1, 2009 to September 11, 2009. The decrease in interest expense is primarily attributable to lower interest expense on our credit facility than 2008 offset by six additional days of interest expense compared to the period from January 1, 2008 to September 5, 2008. The 2009 interest expense was comprised of mortgage debt ($32.6 million), amortization of deferred financing costs ($0.6 million) and interest and unused facility fees on our credit facility ($0.5 million). The 2008 interest expense was comprised of mortgage debt ($32.0 million), amortization of deferred financing costs ($0.6 million) and interest and unused facility fees on our credit facility ($1.2 million).
As of September 11, 2009, we had property-specific mortgage debt outstanding on twelve of our hotels. On all but one of the hotels, we have fixed-rate secured debt, which bears interest at rates ranging from 5.11% to 8.81% per year. Our weighted-average interest rate on our debt as of September 11, 2009 was 5.8%.
Interest income. Interest income decreased $0.8 million from $1.1 million for the period from January 1, 2008 to September 5, 2008 to $0.3 million for the period from January 1, 2009 to September 11, 2009 due to lower interest rates in 2009. Although our corporate cash balances are higher in 2009, the interest rates earned on corporate cash are approaching zero.
Income taxes. We recorded an income tax benefit of $13.9 million and $5.8 million for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively. The 2009 income tax benefit was incurred on the $37.4 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by foreign income tax expense of $0.8 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The 2008 income tax expense was incurred on the $18.1 million pre-tax loss of our TRS offset by foreign income tax expense of $1.0 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
Liquidity and Capital Resources
The current recession and related financial crisis has resulted in the continued deleveraging of the global financial system. As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the amount of capital that they are able to lend has materially decreased. As a result, it is a very difficult borrowing environment for all borrowers, even those that have strong balance sheets. While we have low leverage and a significant number of high quality unencumbered assets, we are uncertain if we could obtain new debt, or refinance existing debt, on reasonable terms in the current market.
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
We have always strived to operate our business with conservative leverage. During this economic downturn, our corporate goals and objectives continue to be focused on preserving and enhancing our liquidity. We have taken, or intend to take, a number of steps to achieve these goals, as follows:
•	We completed a follow-on public offering of our common stock on during the second quarter of 2009. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.
•	We completed a $75.0 million controlled equity offering program, raising net proceeds of $74.0 million through the sale of 10.2 million shares of our common stock at an average price of $7.34 per share.
•	Our Board of Directors recently authorized us to sell an additional $75 million of common stock under a new controlled equity offering program.
•	We repaid the entire $52 million outstanding on our senior unsecured credit facility during the second quarter of 2009 with a portion of the proceeds from our follow-on offering.
•	On September 11, 2009, we refinanced the debt that was secured by a mortgage on our Courtyard Manhattan/Midtown East hotel with $43.0 million of secured debt issued by Massachusetts Mutual Life Insurance Company, which will mature on October 1, 2014.
•	On October 1, 2009, we repaid the $27.9 million loan secured by a mortgage on our Griffin Gate Marriott with cash on hand. The loan was scheduled to mature on January 1, 2010.
•	On October 15, 2009, we repaid the $5 million mortgage debt on our Bethesda Marriott Suites with cash on hand. The mortgage debt was scheduled to mature in July 2010.
•	We intend to pay our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be in an amount equal to 100% of our 2009 taxable income. We intend to pay up to 90% of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
•	We have focused on minimizing capital spending during 2009 and expect to fund approximately $6 million of 2009 capital expenditures from corporate cash.
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with limited near-term maturities. As of October 20, 2009, we have $787.7 million of mortgage debt outstanding with a weighted average interest rate of 5.9% and a weighted average maturity date of 6.3 years. In addition, we currently have ten hotels unencumbered by debt.

Credit Facility
We are party to a four-year, $200.0 million senior unsecured credit facility (the “Facility”) expiring in February 2011. We may extend the maturity date of the Facility for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. On April 17, 2009, we repaid the outstanding balance of $52.0 million under the Facility with a portion of the proceeds from our follow-on public offering of common stock.
Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or	55% to	50% to	Less Than
	Greater	60%	55%	50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at September 11,
	Covenant	2009
Maximum leverage ratio(1)	65%	47%
Minimum fixed charge coverage ratio(2)	1.6x	2.2x
Minimum tangible net worth(3)	$839.6 million	$1.4 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.60%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities. The minimum tangible net worth increases by 75% of the net proceeds from new equity offerings.
Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at September 11,
	Covenant	2009
Minimum implied debt service ratio	1.5x	N/A
Maximum unencumbered leverage ratio	65%	0%
Minimum number of unencumbered borrowing base properties	4	8
Minimum unencumbered borrowing base value	$150 million	$533.5 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%
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
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million and $0.6 million for the fiscal quarters ended September 11, 2009 and September 5, 2008, respectively. We incurred interest and unused credit facility fees on the Facility of $0.5 million and $1.2 million for the periods from January 1, 2009 to September 11, 2009 and January 1, 2008 to September 5, 2008, respectively. As of September 11, 2009, we did not have an outstanding balance on the Facility.

Sources and Uses of Cash
Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt, draws on the Facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.
Cash Provided by Operating Activities. Our cash provided by operating activities was $49.9 million for the period from January 1, 2009 to September 11, 2009, which was the result of our $2.1 million net loss adjusted for the impact of several non-cash charges, including $57.3 million of depreciation, $5.4 million of non-cash straight line ground rent, $0.6 million of amortization of deferred financing costs, $1.3 million of an impairment loss, and $3.9 million of stock compensation, offset by $1.2 million of amortization of unfavorable agreements, $0.4 million of amortization of deferred income and unfavorable working capital changes of $15.0 million.
Our cash provided by operating activities was $85.7 million for the period from January 1, 2008 to September 5, 2008, which is the result of our $39.1 million net income adjusted for the impact of several non-cash charges, including $53.0 million of depreciation, $5.3 million of non-cash straight line ground rent, $0.6 million of amortization of deferred financing costs, $0.8 million of yield support received and $2.6 million of stock compensation, offset by $1.2 million of amortization of unfavorable agreements, $0.4 million of amortization of deferred income and unfavorable working capital changes of $14.3 million.
Cash Used In Investing Activities. Our cash used in investing activities was $20.4 million for the period from January 1, 2009 to September 11, 2009. During the period from January 1, 2009 to September 11, 2009, we incurred capital expenditures at our hotels of $17.7 million and an increase in restricted cash of $2.7 million.
Our cash used in investing activities was $46.1 million for the period from January 1, 2008 to September 5, 2008. During the period from January 1, 2008 to September 5, 2008, we incurred capital expenditures at our hotels of $49.7 million and an increase in restricted cash of $1.4 million, which was offset by the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.
Cash Provided by (Used in) Financing Activities. Our cash provided by financing activities was $76.0 million for the period from January 1, 2009 to September 11, 2009 and consisted of $135.3 million in proceeds from the sale of common stock and $43.0 million of proceeds from the new Courtyard Midtown/Manhattan East mortgage, offset by $3.0 million of scheduled debt principal payments, $0.3 million of share repurchases, $40.5 million for the repayment of the Courtyard Midtown, $57.0 million in repayments of our credit facility, $0.5 million of costs related to the sale of common stock, $1.0 million of financing costs for the Courtyard Midtown refinancing, and $0.1 million of vested dividend payments to SAR/DER holders.
Our cash used in financing activities was $45.8 million for the period from January 1, 2008 to September 5, 2008 and consisted of $2.0 million of scheduled debt principal payments, $49.4 million of share repurchases, and $70.4 million of dividend payments offset by $76.0 million in net draws under our credit facility.
Dividend Policy
We intend to distribute to our stockholders dividends equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRSs and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:
•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus
•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus
•	any excess non-cash income.

We intend to issue our next dividend to our stockholders of record as of December 31, 2009. We expect the 2009 dividend will be an amount equal to 100% of our 2009 taxable income. We intend to pay 90% of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15.
Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 11, 2009, we have set aside $29.2 million for capital projects in property improvement funds, which are classified as restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
In 2009, we have focused our capital expenditures primarily on life safety, capital preservation, and return-on-investment projects. The total budget in 2009 for capital improvements is $35 million, only $6 million of which is expected to be funded from corporate cash and the balance to be funded from hotel escrow reserves. We spent approximately $17.7 million on capital improvements during the period from January 1, 2009 through September 11, 2009, of which approximately $4.1 million was funded from corporate cash.
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

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009	January 1, 2008
	September 11,	September 5,	to September 11,	to September 5,
	2009	2008	2009	2008
Net income (loss)	$761	$12,212	$(2,075)	$39,144
Interest expense	11,090	11,632	33,673	33,757
Income tax benefit	(4,558)	(2,994)	(13,856)	(5,830)
Real estate related depreciation	18,866	18,257	57,312	53,013

EBITDA	$26,159	$39,107	$75,054	$120,084

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

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2009	January 1, 2008
	September 11,	September 5,	to September 11,	to September 5,
	2009	2008	2009	2008
Net income (loss)	$761	$12,212	$(2,075)	$39,144
Real estate related depreciation	18,866	18,257	57,312	53,013

FFO	$19,627	$30,469	$55,237	$92,157

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
Investment in Hotels. Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are initially recorded at fair value. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.
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
Item 3. Qualitative Disclosure about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. As of September 11, 2009, we were exposed to interest rate risk on only $5.0 million of our debt, as the remaining 99.4% of our debt was fixed rate.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 other than to add the following:
The market price of our common shares could be volatile and could decline, resulting in a substantial or complete loss on our common stockholders’ investment.
The market price of our common stock has been highly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits
The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 9, 2007)

3.2.1
Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.2.2
Amendment No. 1 to Second Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

Exhibit

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.1
Sales Agreement, dated July 27, 2009 by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2009)

10.2
Sales Agreement, dated October 19, 2009 by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2009)

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

DiamondRock Hospitality Company

October 20, 2009

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.