Form 10-Q/A
period 2009-03-27
DiamondRock Hospitality Co
filed 2009-12-07
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Amendment No.1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 27, 2009 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission, or SEC, on May 5, 2009:
•	to amend the certifications of the Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to the Original 10-Q, which inadvertently omitted certain introductory language of paragraph 4 of Item 601(b)(31) of Regulation S-K, and

•	to file as exhibit 10.3 to this Amendment, the Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (originally filed as an exhibit to the Company’s Registration Statement on Form S-11 (File no. 333-123065)) and as exhibit 10.4 to this Amendment, the Company’s Amended and Restated Credit Agreement, dated as of February 28, 2007 (originally filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2007), each in its entirety, including all schedules and exhibits thereto.
This Amendment should be read in conjunction with the Original Form 10-Q, which continues to speak as of the date that the Original Form 10-Q was filed. Except as specifically noted above, this Amendment does not modify or update any disclosures in the Original Form 10-Q. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any disclosures that may have been affected by subsequent events.
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

Exhibit

10.1	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008).

10.2	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008).

10.3	Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004.

10.4
Amended and Restated Credit Agreement, dated as of February 28, 2007 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., Calyon New York Branch and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

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

December 7, 2009	DiamondRock Hospitality Company

/s/ Sean M. Mahoney	/s/ Michael D. Schecter

Sean M. Mahoney	Michael D. Schecter
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary

EXHIBIT INDEX

Exhibit

10.1	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008).

10.2	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008).

10.3	Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004.

10.4
Amended and Restated Credit Agreement, dated as of February 28, 2007 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., Calyon New York Branch and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citicorp North America, Inc., as Documentation Agent.

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