Form 10-Q/A
period 2009-09-11
DiamondRock Hospitality Co
filed 2009-12-07
CIK 1298946

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

EXPLANATORY NOTE
We are filing this Amendment No.1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 11, 2009 (the “Original Form 10-Q”), as filed with the Securities and Exchange Commission, or SEC, on October 20, 2009:
•	to amend the certifications of the Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to the Original 10-Q, which inadvertently omitted certain introductory language of paragraph 4 of Item 601(b)(31) of Regulation S-K, and

•	to file as exhibit 10.2 to this Amendment, the Sales Agreement, dated October 19, 2009 by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership and Cantor Fitzgerald & Co. (originally filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2009), in its entirety, including all schedules and exhibits thereto.
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
Sales Agreement, dated July 27, 2009 by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

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