Form 10-K
period 2009-12-31
DiamondRock Hospitality Co
filed 2010-02-26
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32514

DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

6903 Rockledge Drive, Suite 800	20817
Bethesda, Maryland	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (240) 744-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 19, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $697.7 million (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).

The registrant had 128,163,717 shares of its $0.01 par value common stock outstanding as of February 26, 2010.
Documents Incorporated by Reference

Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2009, is incorporated by reference in Part III herein.

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

References in this Annual Report on Form 10-K to “we,” “our,” “us” and “the Company” refer to DiamondRock Hospitality Company, including as the context requires, DiamondRock Hospitality Limited Partnership, as well as our other direct and indirect subsidiaries.

PART I

Item 1.	Business

Overview

We are a lodging-focused real estate company that, as of February 26, 2010, owns a portfolio of 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel manager, which are based on the revenues and profitability of the hotels.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term shareholder returns through a combination of dividends and long-term capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on acquiring, owning, and measured recycling of high quality, branded lodging properties in North America with superior long-term growth prospects and high barrier-to-entry for new supply. In addition, we are committed to enhancing the value of our platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following sound corporate governance practices.

Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 20 hotels is concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•	high-quality urban- and destination resort-focused branded hotel real estate;

•	conservative capital structure; and

•	thoughtful asset management.

High Quality Urban and Destination Resort Focused Branded Real Estate

We own 20 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We believe that gateway cities and destination resorts will achieve higher long-term growth because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited prime hotel development sites.

We believe that higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

In addition, a core tenet of our strategy is to leverage global hotel brands. We strongly believe in the value of powerful global brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton) and all but two of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand.

Conservative Capital Structure

Since our formation in 2004, we have been committed to a flexible capital structure with prudent leverage. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the peak years (2006 and 2007) in the commercial real estate market, we maintained low financial leverage by funding several of our acquisitions with proceeds from the issuance of equity. This capital markets strategy allowed us to maintain a balance sheet with a moderate amount of debt as the lodging cycle began to decline. During the peak years, we believed, and present events have confirmed, that it is not prudent to increase the inherent risk of a highly cyclical business through a highly levered capital structure.

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

We have always strived to operate our business with prudent leverage. Our corporate goals and objectives for 2009, a year that experienced a significant industry downturn, were focused on preserving and enhancing our liquidity. Based on a comprehensive action plan, we took a number of steps to achieve that goal, as follows:

•	We completed a follow-on public offering of our common stock during the second quarter of 2009. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.

•	We initiated two separate $75 million controlled equity offering programs, raising net proceeds as of December 31, 2009 of $123.1 million through the sale of 16.1 million shares of our common stock at an average price of $7.72 per share.

•	We repaid the entire $57 million outstanding on our senior unsecured credit facility during 2009. As of December 31, 2009 we have no outstanding borrowings on our senior unsecured credit facility.

•	We refinanced the mortgage on our Courtyard Manhattan/Midtown East hotel with a $43.0 million secured loan from Massachusetts Mutual Life Insurance Company, which matures on October 1, 2014.

•	We repaid the $27.9 million loan secured by the Griffin Gate Marriott with corporate cash during the fourth quarter of 2009. The loan was scheduled to mature on January 1, 2010.

•	We repaid the $5 million loan secured by the Bethesda Marriott Suites with corporate cash during the fourth quarter of 2009. The mortgage debt was scheduled to mature in July 2010.

•	We paid 90% of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, which preserved approximately $37 million of corporate cash.

•	We focused on minimizing capital spending during 2009. Our 2009 capital expenditures were $24.7 million, of which only $4.6 million was funded from corporate cash and the balance funded from escrow reserves.

As a result of the steps listed above, we achieved our 2009 goal to preserve and enhance our liquidity and decreased our net debt by 30 percent in 2009. As of December 31, 2009, we have $177.4 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with no maturities until late 2014. As of February 25, 2010, we have $785.9 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of approximately 6 years. In addition, we currently have ten hotels unencumbered by debt and no corporate-level debt outstanding.

Thoughtful Asset Management

We believe that we are able to create significant value in our portfolio by utilizing our management team’s extensive experience and our innovative asset management strategies. Our senior management team has an established broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants.

In the current economic environment, we believe that our extensive lodging experience, our network of industry relationships and our asset management strategies position us to minimize the impact of declining revenues on our hotels. In particular, we are focused on controlling our property-level and corporate expenses, as well as working closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue. Our property-level cost containment efforts include the implementation of aggressive contingency plans at each of our hotels. The contingency plans include controlling labor expenses, eliminating hotel staff positions, adjusting food and beverage outlet hours of operation and not filling open positions. In addition, our strategy to significantly renovate many of the hotels in our portfolio from 2006 to 2008 resulted in the flexibility to significantly curtail our planned capital expenditures for 2009 and 2010.

We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels.

Our Company

We commenced operations in July 2004. Since our formation, we have sought to be open and transparent in our communications with investors, to monitor our corporate overhead and to follow sound corporate governance practices. We believe that we have the among the most transparent disclosure in the industry, consistently going beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels enabling our investors to evaluate our successes and our failures. In addition, we have been able to acquire and finance our hotels, asset manage them, complete over $225 million of capital expenditures on time and on budget, and comply with the complex accounting and legal requirements of a public company with fewer than 20 employees. Finally, we believe that we have implemented sound corporate governance practices in that we have an active and majority-independent Board of Directors that is elected annually by a majority of our stockholders, we do not have any substantial corporate or statutory anti-takeover devices and our directors and officers own a meaningful amount of our stock.

As of December 31, 2009, we owned 20 hotels that contained 9,586 hotel rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

Our Relationship with Marriott

Investment Sourcing Relationship

We have an investment sourcing relationship with Marriott, a leading worldwide hotel brand, franchise and management company. Pursuant to this relationship, Marriott has provided us with an early opportunity to bid on hotel acquisition and investment opportunities known to Marriott. Historically, this relationship has generated a number of additional acquisition opportunities, with many of the opportunities being “off-market” transactions, meaning that they are not made generally available to other real estate investment companies. However, we have not entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship. As a result, we cannot assure you that our investment sourcing relationship with Marriott will continue or not be modified.

Our senior management team periodically meets with senior representatives of Marriott to explore how to further our investment sourcing relationship in order to maximize the value of the relationship to both parties.

We have not acquired any hotels in over three years. In early 2007, we concluded that the market to acquire hotels became too robust and we suspended our acquisition activities. In 2009, there were limited opportunities to acquire hotels due to the uncertainty of the depth and length of the recession, the difficulty of obtaining hotel financing, the reluctance of owners to sell hotels in a weak market and the willingness of lenders or servicers to grant extensions and modifications to existing loans. We believe that the current market conditions indicate that it is prudent to aggressively pursue hotel acquisition opportunities. We are actively monitoring the acquisition market and believe our investment sourcing relationship with Marriott will prove to be valuable.

Key Money and Yield Support

Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired or the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Marriott has provided us with key money of approximately $22 million in the aggregate in connection with our acquisitions of six of our hotels and the renovations of certain hotels.

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

Investment in DiamondRock

In connection with our July 2004 private placement and our 2005 initial public offering, Marriott purchased an aggregate of 4.4 million shares of our common stock at the same purchase price as all other investors. Marriott has since sold all of its shares in DiamondRock.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. We have the ability to issue limited partnership units to third parties in connection with acquisitions of hotel properties. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income test required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS, or an unrelated third party. We currently lease all of our domestic hotels to TRS lessees. In turn our TRS lessees must engage a third party management company to manage the hotels. However, we may structure our properties which are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, the Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) is held by a United States Virgin Islands corporation, which we have elected to be a TRS.

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

We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors have substantially greater financial and operational resources than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and increase the cost of acquiring our targeted hotel investments.

Employees

We currently employ 18 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Courtyard Manhattan/Fifth Avenue, Frenchman’s Reef & Morning Star Marriott Beach Resort and the Westin Boston Waterfront Hotel are currently represented by labor unions and are subject to collective bargaining agreements.

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

Most of our hotel management agreements provide that we are responsible for obtaining and maintaining property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an “earthquake prone zone” as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels and the hotel manager is responsible for obtaining general liability insurance, workers’ compensation and employer’s liability insurance.

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

Risks Related to the Recession and Credit Crisis

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

In the current economic environment, it is very difficult for most companies, especially for companies in cyclical industries such as lodging, to borrow money. Over the last 10 years, a significant percentage of hotel loans were made by lenders who quickly sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. The market for new CMBS issuances has significantly declined, with such lenders making very few loans, significantly shrinking the available debt capital available to hotel owners. In addition, the remaining lenders have also significantly reduced their lending as financial institutions delever and suffer losses on their existing lending portfolios.

The current economic environment has severely constrained the credit markets resulting in the bankruptcies and mergers of large financial institutions and significant investment in and control by government bodies of financial institutions to avoid further liquidity and bank failures. If one or more of the financial institutions that support our existing credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facility.

The scarcity of debt capital has limited the market for buying and selling hotels.

The scarcity of capital has limited the market for buying and selling hotels. Currently, buyers of hotels are finding it extremely difficult to borrow. Even if they are able to obtain debt, lenders are lending lesser amounts and are requiring more restrictive terms and conditions. As a result of the difficulties in the debt markets, buyers have less ability to pay the purchase prices that sellers are seeking. This has resulted in a sizeable gap between the prices sellers ask for hotels and the prices buyers are able to pay for hotels. We believe that other owners of hotels might be reluctant to offer their hotels for sale in the market. As a result, we may not be able to carry out our long-term growth strategy of acquiring hotels at attractive prices.

Our liquidity strategy may cause stockholder dilution and reduce our funds from operations in the future.

One of our core strategies is to maintain a conservative capital structure with sufficient liquidity to cover debt service, fund the cost of our corporate overhead and make acquisitions when they become available. In 2009, we raised approximately $205 million through sales of our common stock and we paid 90% of our 2009 dividend in shares of our common stock. In 2010, we will evaluate a number of possible options to maintain liquidity, including:

•	paying a portion of our dividend in common stock,

•	selling one or more hotels,

•	incurring property-level debt or

•	issuing common stock.

There can be no assurance we will be able to achieve any element of this liquidity strategy and each of the options that we are evaluating may have adverse consequences.

If we reduce the cash portion of our dividend through paying a portion of our 2010 dividend in the form of common stock there may be negative consequence to our stockholders. Under IRS Revenue Procedure 2010-12 (amplifying and superseding Revenue Procedure 2009-15), up to 90% of any such taxable dividend for 2010 and 2011 could be payable in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend in income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividend in the amount exceeding the cash received, if any, in the dividend. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. Furthermore, issuing shares of stock in connection with our 2010 dividend may result in substantial dilution to our existing stockholders.

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

If we issue common stock, we will dilute our existing stockholders.

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

Our corporate credit facility contains several financial covenants, the most constraining of which limits the amount of debt we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, the lenders may require us to repay all amounts then outstanding under our credit facility and may terminate our credit facility. These two financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, if the profits from our hotels decline between

5 percent and 10 percent, we would likely be in default under one or both of these covenants. If that occurs, we may be forced to sell one or more hotels at unattractive prices, or agree to unfavorable debt terms, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

A continued or worsening recession could result in further declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The current economic environment has adversely affected our operating results by causing declines in average daily room rates, occupancy and RevPAR. The performance of the lodging industry has traditionally been closely linked with the general economy. The combination of the housing crisis, dislocated credit markets, rising unemployment rates, decreases in airline capacity and low consumer confidence are affecting how and where people travel. In addition, companies are expected in the near-term to continue to eliminate or significantly reduce business travel. We are experiencing reduced demand for our hotel rooms. Although we are working closely with our hotel managers to continue the cost containment measures implemented in 2009, we can give you no assurance that we will be able to identify additional cost containment measures and our operating results will not continue to decline. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses. Further declines in average daily room rates, occupancy and RevPAR would have a material adverse effect on our results of operations.

In addition, if the operating results continue to decline at our hotels secured by mortgage debt there may not be sufficient operating profit from the hotel to cover the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our corporate credit facility, selling the hotel on disadvantageous terms, including an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

The market price of our common stock could be volatile and could decline, resulting in a substantial or complete loss on our common stockholders’ investment.

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

We expect that in 2010 approximately 70% of our earnings will be derived from our hotels in five gateway cities (New York City, Boston, Chicago, Los Angeles and Atlanta) and three destination resorts (Frenchman’s Reef, Vail Marriott, and the Lodge at Sonoma) and as such, the operations of these hotels will have a material impact on our overall results of operations. This concentration in our portfolio may lead to increased volatility in our results. If the current downturn in lodging fundamentals is more severe or prolonged in any of these cities compared to the United States as a whole, the popularity of any of these destinations resorts decreases, or a manmade or natural disaster or casualty or other damage occurs to one of our key hotels, our overall results of operations may be adversely affected.

Our hotels are subject to significant competition.

Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In particular, we own the Marriott Chicago Downtown and the Renaissance Austin, each of which is expected to be impacted by new supply in its respective market in 2010. In Chicago, a new JW Marriott is expected to open in mid-2010 and is likely to impact the performance of the Marriott Chicago Downtown by directly competing for loyal Marriott customers, particularly business transient travelers, a typically high ADR segment. In Austin, the Westin Austin at the Domain is expected to open in March 2010 and is likely to be a strong competitor to our Renaissance Austin as it is located near some of the important corporate customers of our hotel.

Additionally, in 2009 and 2010, over 9,000 rooms have been, or will be, added to the Manhattan hotel market. Although the new supply is not expected to be directly competitive to our two Courtyard hotels in Manhattan, since most of these hotels are not located near to our hotels nor they do not have the benefit of a well-recognized national hotel brand, nevertheless there may be some impact on the performance of our hotels if demand for rooms in Manhattan declines.

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

One of our major hotels, Frenchman’s Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes. In addition, three of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott South Bay and The Lodge at Sonoma, a Renaissance Resort & Spa, are located in areas that are seismically active. Finally, eight of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are each material to our financial results. Chicago Marriott, Westin Boston Waterfront Hotel, Los Angeles Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort, Courtyard Manhattan/Midtown East, Conrad Chicago, Torrance Marriott South Bay, the Lodge at Sonoma, and Courtyard Manhattan/Fifth Avenue constituted approximately 15.1%, 11.4%, 8.3%, 8.4%, 3.9%, 3.8%, 3.6%, 2.4% and 2.5%, respectively, of our total revenues in 2009. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases, such as H1N1, SARS or the avian bird flu, or other casualty events affecting the United States, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We cannot assure you that such coverage will be available at reasonable rates or with reasonable deductibles. For example, Frenchman’s Reef & Morning Star Marriott Beach Resort has a high deductible if it is damaged due to a wind storm. Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, or investments through retained earnings, is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements, but due to the current recession and capital markets crisis, these sources of funds may not be available on reasonable terms and conditions.

There are several specific risks associated with the ownership of Frenchman’s Reef & Morning Star Marriott Beach Resort (‘‘Frenchman’s Reef’’).

Frenchman’s Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes. While we maintain insurance against wind damage in an amount we believe is customarily obtained for or by hotel owners, Frenchman’s Reef has a deductible of approximately $5 million if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $5 million caused by a named windstorm event. While we cannot predict whether there will be another hurricane that will impact this hotel, if there were, then it could have a material adverse affect on the operations of this hotel. Further, in the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our investment. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman’s Reef, as well as the anticipated future revenue of this hotel. In that event, we might nevertheless remain obligated for mortgage debt or related to Frenchman’s Reef. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

We are currently evaluating a major capital improvement program for several projects at Frenchman’s Reef, including infrastructure work, repair or replacement of roofs, replacement of mechanical systems, including the HVAC system, waterproofing, repair of balconies, repair of the boat dock, upgrade of the pool, and renovation of guestrooms and meeting space. The total expenditures for this capital improvement program could exceed $50 million. In addition, the hotel may have to be closed for a number of months in order to complete certain projects under the program. These contemplated capital improvements for Frenchman’s Reef will give rise to several risks, including a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms; logistical difficulties in getting building materials onsite; limited options for high quality builders; construction cost overruns and delays; the renovation investment not resulting in the returns on investment that we expect; disruption in the operations of the hotel, possible closure of the hotel and reduction in demand for the hotel while capital improvements are underway; and disputes with franchisors/hotel managers regarding compliance with relevant management/franchise agreements. These costs could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Even if we are able to obtain sufficient capital to cover the cost of the capital expenditures required at Frenchman’s Reef, we may determine that such investment is uneconomical and therefore may decide to sell the hotel. If we sell the hotel, there can be no assurance that we will receive sufficient proceeds to repay the approximately $61.4 million of debt secured by a mortgage on this hotel and would have to use funds from other sources to cover any such shortfall. Alternatively, we may decide to cease debt service payments for this hotel. In such a case, it is likely that the lender would commence foreclosure proceedings against Frenchman’s Reef, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

As of December 31, 2009, we had not completed certain capital projects at Frenchman’s Reef as required by the mortgage loan secured by the hotel (the “Loan”). The Loan stipulated that we should complete certain capital projects by December 31, 2008 and December 31, 2009, respectively, or request an extension of the due date in accordance with the Loan. The failure to complete the capital projects or receive an extension resulted in a non-monetary Event of Default as of January 1, 2009. During an Event of Default, the lender has the ability to charge default interest of 5 percentage points above the Loan’s stated interest rate. In addition, the lender has the right to declare that the Loan is due and payable, which will accelerate the maturity date of the Loan. As of February 26, 2010, the lender had not declared that the Loan is due and payable. We discovered the Event of Default during the fourth quarter of 2009 and are currently in discussions with the Loan master servicer and special servicer to obtain a waiver of the Event of Default and extend the due date of the capital projects to December 31, 2012. We cannot assure you that we will reach agreement with the lender and if we are unable to do so, there is a risk that the lender will exercise its right to accelerate the Loan. The Loan is non-recourse to the Company with the exception of a $2 million corporate guaranty of the completion of certain capital projects. The corporate guaranty is not eliminated in the event of an acceleration of the Loan or lender foreclosure of Frenchman’s Reef. If the Loan is accelerated and we do not repay the outstanding balance, which was $61.4 million as of December 31, 2009, the lender may commence foreclosure proceedings against Frenchman’s Reef, as well as exercise all of its other rights and remedies under the Loan agreement, mortgage and other related documents. If the lender takes any of these actions it could have a material adverse effect on our business, financial condition, results of operation and our ability to make distributions to our stockholders.

The cost of utilities at Frenchman’s Reef declined by over 25% in 2009 relative to 2008 largely as a result of the drop in oil prices. It the price of oil were to increase back to the levels experienced prior to 2009, the cost of utilities would likely increase dramatically and this would have a significant impact on the results of operation. Also, the hotel has experienced disruptions in service from the local utility providers including power outages from time to time. The hotel has generators in place that are able to provide power when these outages occur. We are evaluating a plan that would enable the hotel to be 100% self-sufficient for its own power, reduce maintenance costs and enhance guest comfort. However, there can be no assurance that funds are available on reasonable terms to put this plan into effect or that significant savings can be achieved.

Frenchman’s Reef is subject to a tax holiday, which enables us to pay taxes at 10 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands. That tax holiday expired in February 2010. We are diligently working to extend the tax holiday, which, if extended, would relate back to the date of expiration, but we may not be successful. If we are unsuccessful, our hotel will be subject to taxes at the full statutory rate which will substantially reduce the amount of income we receive from Frenchman’s Reef.

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

We have pursued, and continue to pursue, hotel investment opportunities referred to us by Marriott, and we intend to work with Marriott as our preferred hotel management company. Marriott is paid a fee based on gross revenues and profitability of the hotels they manage while we only benefit from operating profits at our hotels. Thus, it is possible that Marriott may desire to undertake operating strategies, or encourage us to add amenities or undertake renovations, which are designed to generate significant gross revenues, but an unreasonably small return on investment.

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

Our ownership of properties through ground leases exposes us to the risk that we may have difficulty financing such properties, may sell such properties for a lower price or may lose such properties upon breach or termination of the ground leases.

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

One component of our long-term business strategy is expansion through acquisitions. However, we may not be successful in identifying or completing acquisitions that are consistent with our strategy. Further, during the current downturn in lodging fundamentals and lack of credit availability, the number of acquisition opportunities are limited. We compete with institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may not be dependent on third-party financing, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels or hotel companies may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.

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

Recently, the previous Executive Vice President and General Counsel was replaced. Since we are a small company, there may be some disruption suffered by our organization in connection with this change. The new Executive Vice President and General Counsel, Mr. William J. Tennis, was an executive with Marriott prior to accepting his current position with us. In his employment with Marriott, he received restricted stock and stock options in Marriott, which he continues to hold. While we believe that the hiring of Mr. Tennis will serve to enhance our relationship with Marriott, it is possible that a conflict of interest could arise in connection with a contractual or other dispute with Marriott.

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

A number of members of the United States Congress and President Obama have stated that they support the Employee Free Choice Act. We believe that if the Employee Free Choice Act is enacted, a number of our hotels could become unionized. Currently, we have only three hotels whose manager employs a unionized workforce. In general, the wages and benefits of our non-union hotels are consistent with the wages and benefits of unionized hotels in their respective markets. However, unionized hotels are generally subject to a number of work rules that, if implemented at our non-union hotels, could decrease operating margins at these hotels. If that is the case, we believe that the unionization of our remaining hotels may result in a significant decline in the profitability and value of those hotels, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline further. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.

There is refinancing risk associated with our debt.

Our typical debt contains limited principal amortization; therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, the first of which is in late 2014, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, we locked in our fixed-rate debt at a very favorable point in time when we were able to obtain interest rate, principal amortization and other terms which we are unlikely to see for some time. As a result, when we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2009, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

Our domestic TRSs are subject to federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire) and yield support payments, net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial. Our non-U.S. TRSs also may be subject to tax in jurisdictions where they operate.

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

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include certain entities) during the last half of any taxable year (other than the first year for which a REIT election is made). In addition, the REIT rules generally prohibit a manager of one of our hotels from owning, directly or indirectly, more than 35% of our stock and a person who holds 35% or more of our stock from also holding, directly or indirectly, more than 35% of any such hotel management company. To qualify for and preserve REIT status, our charter contains an aggregate share ownership limit and a common share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.

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

We may be adversely affected by increased use of business related technology which may reduce the need for business related travel.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Our Properties

Overview

The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2009:

						% Change
		Number of				from 2008
Property	Location	Rooms	Occupancy	ADR ($)	RevPAR ($)	RevPAR

Chicago Marriott	Chicago, Illinois	1,198	74.2%	$175.12	$129.92	(14.8)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	73.5%	106.58	78.39	(19.0)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	67.9%	194.46	132.05	(6.0)%
Renaissance Waverly Hotel	Atlanta, Georgia	521	60.8%	131.96	80.25	(15.5)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	52.0%	131.66	68.40	(22.9)%
Renaissance Worthington	Fort Worth, Texas	504	65.0%	161.48	104.91	(17.9)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	81.6%	212.52	173.39	(8.8)%
Renaissance Austin Hotel	Austin, Texas	492	59.4%	146.03	86.68	(21.6)%
Torrance Marriott South Bay	Los Angeles County, California	487	73.5%	107.82	79.22	(18.4)%
Orlando Airport Marriott	Orlando, Florida	486	73.1%	102.77	75.08	(12.2)%
Marriott Griffin Gate Resort	Lexington, Kentucky	408	62.6%	124.57	78.00	(16.2)%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	43.0%	114.92	49.47	(28.4)%
Westin Atlanta North at Perimeter	Atlanta, Georgia	369	67.7%	100.29	67.91	(19.3)%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	56.2%	205.19	115.30	(24.5)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.0%	122.60	73.53	(16.6)%
Courtyard Manhattan/Midtown East	New York, New York	312	85.3%	222.50	189.72	(29.0)%
Conrad Chicago	Chicago, Illinois	311	74.8%	187.34	140.10	(22.3)%
Bethesda Marriott Suites	Bethesda, Maryland	272	63.7%	167.61	106.83	(20.0)%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	88.7%	232.61	206.28	(21.8)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	61.9%	193.23	119.52	(23.2)%

TOTAL/WEIGHTED AVERAGE		9,586	67.7%	$154.45	$104.60	(17.6)%

The following table sets forth information regarding our investment in each of our owned hotels as of December 31, 2009:

					Total
		Year	Number of	Total	Investment
Property	Location	Opened	Rooms	Investment	Per Room

Chicago Marriott	Chicago, Illinois	1978	1,198	$343,446	$286,683
Los Angeles Airport Marriott	Los Angeles, California	1973	1,004	134,699	134,162
Westin Boston Waterfront Hotel	Boston, Massachusetts	2006	793	351,111	442,763
Renaissance Waverly Hotel	Atlanta, Georgia	1983	521	132,583	254,478
Salt Lake City Marriott Downtown	Salt Lake City, Utah	1981	510	63,959	125,410
Renaissance Worthington	Fort Worth, Texas	1981	504	87,914	174,433
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	1973/1984	502	91,403	182,078
Renaissance Austin Hotel	Austin, Texas	1986	492	113,568	230,829
Torrance Marriott South Bay	Los Angeles County, California	1985	487	76,459	157,000
Orlando Airport Marriott	Orlando, Florida	1983	486	83,851	172,533
Marriott Griffin Gate Resort	Lexington, Kentucky	1981	408	60,583	148,488
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	1987	386	82,435	213,562
Westin Atlanta North at Perimeter	Atlanta, Georgia	1987	369	65,880	178,537
Vail Marriott Mountain Resort & Spa	Vail, Colorado	1983/2002	346	70,149	202,743
Marriott Atlanta Alpharetta	Atlanta, Georgia	2000	318	41,013	128,972
Courtyard Manhattan/Midtown East	New York, New York	1998	312	80,225	257,131
Conrad Chicago	Chicago, Illinois	2001	311	125,599	403,855
Bethesda Marriott Suites	Bethesda, Maryland	1990	272	48,918	179,846
Courtyard Manhattan/Fifth Avenue	New York, New York	1990	185	45,987	248,578
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	2001	182	36,817	202,291

Total			9,586	$2,136,599	$222,887

Our Hotels

Bethesda Marriott Suites

Bethesda Marriott Suites is located in the Rock Spring Corporate Office Park near downtown Bethesda, Maryland, with convenient access to Washington, D.C.’s Beltway (I-495) and the I-270 Technology Corridor. Rock Spring Corporate Office Park contains several million feet of office space and includes corporate headquarters for companies such as Marriott and Lockheed Martin Corp., as well as major offices for the National Institute of Health. The hotel contains 272 guestrooms, all of which are suites, and 5,000 square feet of total meeting space.

The hotel was built in 1990. We completed the refurbishment of guestrooms during 2006. The hotel lobby was renovated in 2007 and converted into a Marriott “great room.”

We acquired the hotel in 2004. We hold the property pursuant to a ground lease. The current term of the ground lease will expire in 2087.

Chicago Marriott

The Chicago Marriott opened in 1978 and contains 1,198 rooms, 90,000 square-feet of meeting space, and three food and beverage outlets. The 46-story hotel sits amid the world-famous shops and restaurants on Michigan Avenue, in the heart of downtown Chicago.

We undertook a $35 million renovation of the hotel beginning in 2008. The substantially completed renovation included a complete redo of all the meeting rooms and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby.

We acquired the hotel in 2006. We own a fee simple interest in the hotel.

In mid-2010, a JW Marriott is expected to open in downtown Chicago. We expect the JW Marriott to be a significant competitor to the Chicago Marriott as it will compete for loyal Marriott customers, particularly business transient travelers, a typically high ADR segment.

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

We acquired the hotel in 2004. We hold a fee simple interest in a commercial condominium unit, which includes a 47.725% undivided interest in the common elements in the 866 Third Avenue Condominium; the rest of the condominium is owned predominately (48.2%) by the building’s other major occupant, Memorial Sloan-Kettering Cancer Hospital. The hotel occupies the lobby area on the 1st floor, all of the 12th-30th floors and its pro rata share of the condominium’s common elements.

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

Marriott Atlanta Alpharetta

The Marriott Atlanta Alpharetta is located in the city of Alpharetta, Georgia, approximately 22 miles north of Atlanta. Alpharetta is located in North Fulton County, a very affluent county, which is characterized by being the national or regional headquarters of a number of large corporations, and it contains a large network of small and mid-sized companies supporting these corporations. The hotel is located in the Windward Office Park near several major corporations, including ADP, AT&T, McKesson, Siemens, Nortel and IBM. The hotel provides all of the amenities that are desired by business guests and is one of the few full-service hotels in a market predominately characterized by chain-affiliated select-service hotels.

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

In 2008, we completed the conversion of a nightclub in the building adjacent to the hotel into 7,000 square feet of high-quality meeting space.

We acquired the hotel in 2006 and own a fee simple interest in the hotel.

In March 2010, the Westin Austin at the Domain is expected to open. We expect this hotel to be a significant competitor to the Renaissance Austin due to its proximity to our important corporate customers.

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

Renaissance Worthington

The Renaissance Worthington has 504 guestrooms, including 30 suites, and approximately 57,000 total square feet of meeting space. The hotel is located in downtown Fort Worth in Sundance Square, a sixteen-block retail area. It is also near Fort Worth’s Convention Center, which hosts a wide range of events, including conventions, conferences, sporting events, concerts and trade and consumer shows.

The hotel was opened in 1981 and underwent $4 million in renovations in 2002 and 2003.

Supply and demand in the Fort Worth hotel market was relatively stable until a newly constructed hotel owned and managed by Omni Hotels, and subsidized by the city of Fort Worth, was opened in January 2009. The Fort Worth Omni is a very strong competitor as it is located next to the convention center.

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

We acquired the hotel in 2004. We hold ground lease interests in the hotel and the extension that connects the hotel to City Creek Project. The term of the ground lease for the hotel runs through 2056, inclusive of five ten-year renewal options. The term of the ground lease for the extension of the hotel (containing approximately 1,078 square feet) runs through 2017. In 2009, we acquired a 21% interest in the land under the hotel for approximately $0.9 million. This gives us a right of first refusal in the event that the other owners want to sell their interests in the entity and the right to veto the sale of the land to a third party.

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

Torrance Marriott South Bay

The Torrance Marriott South Bay was built in 1985 and has 487 guestrooms, including 11 suites, and approximately 23,000 square feet of indoor and outdoor meeting space. The hotel underwent a significant renovation in 2006 and 2007. The hotel is located in Los Angeles County in Torrance, California, a major automotive center. Two major Japanese automobile manufacturers, Honda and Toyota, have their U.S. headquarters in the Torrance area and generate significant demand for the hotel. It is also adjacent to the Del Amo Fashion Center mall, one of the largest malls in America.

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

The retail space is a separate three-floor, 100,000 square foot building attached to the Westin Boston Waterfront Hotel. In this building, we completed the construction of 37,000 square feet of meeting and exhibition space at a cost of approximately $19 million. We have leased a portion of the retail space to an Irish pub restaurant and an upscale bar, which added valuable amenities for our guests. When the remaining retail space is leased to third-party tenants, we or the tenants will complete the necessary tenant improvements.

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

Our Hotel Management Agreements

We are a party to hotel management agreements with Marriott for sixteen of the twenty properties. The Vail Marriott Mountain Resort & Spa is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott; the Westin Atlanta North at Perimeter is managed by Davidson Hotel Company; the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton; and the Westin Boston Waterfront Hotel is managed by Westin Hotel Management, L.P. a subsidiary of Starwood.

Each hotel manager is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse the manager. The managers (or the franchisor in the case of the Vail Marriott Mountain Resort & Spa and the Westin Atlanta North at Perimeter) provide centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Each manager also prepares and implements annual operations budgets subject to our review and approval. Each of our management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.

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

Date of
	Agreement	Initial Term	Number of Renewal Terms

Austin Renaissance	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	6/2009	10 years	None
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	3/2006	32 years	Two ten-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	12/2004	30 years	None
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	40 years	Two ten-year periods
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	1/2005	40 years	None
Waverly Renaissance	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 1/2 years	None

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

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of our properties:

	Base Management	Incentive
	Fee(1)	Management Fee(2)

Austin Renaissance	3%	20%(3)
Atlanta Alpharetta Marriott	3%	25%(4)
Atlanta North at Perimeter Westin	2.5%	10%(5)
Bethesda Marriott Suites	3%	50%(6)
Boston Westin Waterfront	2.5%	20%(7)
Chicago Marriott Downtown	3%	20%(8)
Conrad Chicago	2.5%(9)	15%(10)
Courtyard Manhattan/Fifth Avenue	5.5%(11)	25%(12)
Courtyard Manhattan/Midtown East	5%	25%(13)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%	25%(14)
Los Angeles Airport Marriott	3%	25%(15)
Marriott Griffin Gate Resort	3%	20%(16)
Oak Brook Hills Marriott Resort	3%	20% or 30%(17)
Orlando Airport Marriott	3%	20% or 25%(18)
Renaissance Worthington	3%	25%(19)
Salt Lake City Marriott Downtown	3%	20%(20)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%	20%(21)
Torrance Marriott South Bay	3%	20%(22)
Waverly Renaissance	3%	20%(23)
Vail Marriott Mountain Resort & Spa	3%	20%(24)

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.9 million and (ii) 10.75% of certain capital expenditures.

(4)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(5)	Calculated as a percentage of operating profits after a pre-set dollar amount of owner’s priority beginning in 2010. The owner’s priority is $3.0 million in 2010, $3.7 million on 2011, $4.2 million in 2012, $4.7 million in 2013, $5.0 million in 2014. In 2015 and thereafter, the owner’s priority adjusts annually based upon CPI. The incentive management fee cannot exceed 1.5% of total revenue.

(6)	Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner’s priority expires in 2027.

(7)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which resets with each sale.

(8)	Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

(9)	The base management fee will increase to 3% for fiscal year 2010 and thereafter.

(10)	Calculated as a percentage of operating profits after a pre-set dollar amount ($8.7 million in 2009 and $8.8 million in 2010) of owner’s priority. Beginning in fiscal year 2011, the incentive management fee will be based on 103% of the prior year cash flow.

(11)	The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(12)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(13)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(14)	Calculated as a percentage of operating profits in excess of the sum of (i) $9.2 million and (ii) 10.75% of certain capital expenditures.

(15)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(16)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.

(17)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 30%.

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.9 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(20)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of capital expenditures.

(21)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(22)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(23)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(24)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We recorded $19.6 million, $28.6 million and $29.8 million of management fees during the years ended December 31, 2009, 2008 and 2007, respectively. The management fees for the year ended December 31, 2009 consisted of $4.3 million of incentive management fees and $15.3 million of base management fees. The management fees for the year ended December 31, 2008 consisted of $9.7 million of incentive management fees and $18.9 million of base management fees. The management fees for the year ended December 31, 2007 consisted of $11.1 million of incentive management fees and $18.7 million of base management fees.

Our Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our two franchised hotels:

	Date of	Initial
	Agreement	Term(1)	Franchise Fee

Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales

(1)	There are no renewal options under either franchise agreement.

We recorded $1.9 million, $2.8 million and $2.7 million of franchise fees during the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

Our Ground Lease Agreements

Four of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•	The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•	The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Project. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017. In 2009, we acquired a 21% interest in the land under the hotel for approximately $0.9 million.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•	The golf course that is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•	The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

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

The following table reflects the annual base rents of our ground leases:

	Property	Term(1)	Annual Rent

Ground leases under hotel:	Bethesda Marriott Suites	Through 10/2087	$483,161(2)
	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007-9/2017	$906,000
		10/2017-9/2027	1,132,812
		10/2027-9/2037	1,416,015
		10/2037-9/2047	1,770,019
		10/2047-9/2057	2,212,524
		10/2057-9/2067	2,765,655
		10/2067-9/2077	3,457,069
		10/2077-9/2085	4,321,336
	Salt Lake City Marriott
	Downtown		Greater of $132,000 or 2.6%
	(Ground lease for hotel)	Through-12/2056	of annual gross room sales

	(Ground lease for extension)	1/2008-12/2012	$10,277
		1/2013-12/2017	11,305

	Westin Boston Waterfront Hotel(5) (Base Rent)	Through-5/2012	$0
		6/2012-5/2016	500,000
		6/2016-5/2021	750,000
		6/2021-5/2026	1,000,000
		6/2026-5/2031	1,500,000
		6/2031-5/2036	1,750,000
		6/2036-6/2099	No base rent

	(Percentage Rent)	Through-6/2016	0% of annual gross revenue
		7/2016-6/2026	1.0% of annual gross revenue
		7/2026-6/2036	1.5% of annual gross revenue
		7/2036-6/2046	2.75% of annual gross revenue
		7/2046-6/2056	3.0% of annual gross revenue
		7/2056-6/2066	3.25% of annual gross revenue
		7/2066-6/2099	3.5% of annual gross revenue

Ground leases under parking garage:	Renaissance Worthington	Through-7/2012	$36,613
		8/2012-7/2022	40,400
		8/2022-7/2037	46,081
		8/2037-7/2052	51,764
		8/2052-7/2056	57,444

Ground leases under golf course:	Marriott Griffin Gate Resort	9/2003-8/2008	$90,750
		9/2008-8/2013	99,825
		9/2013-8/2018	109,800
		9/2018-8/2023	120,750
		9/2023-8/2028	132,750
		9/2028-8/2033	147,000

	Oak Brook Hills Marriott Resort	10/1985-9/2025	$1 (6)

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2009. Rent will increase annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)	The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2009.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	We have the right to extend the term of this lease for two consecutive renewal terms of ten years each with rent at then market value.

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

Debt

As of December 31, 2009, we had approximately $786.8 million of outstanding debt. The following table sets forth our debt obligations on our hotels.

	Principal
	Balance					Amortization
Property	(in thousands)	Debt per Key	Interest Rate	Maturity Date		Provisions

Frenchman’s Reef & Morning Star Marriott Beach Resort	$61,422	$122,355	5.44%	August 2015		30 years
Marriott Los Angeles Airport	82,600	82,271	5.30%	July 2015		Interest Only
Courtyard Manhattan / Fifth Avenue	51,000	275,676	6.48%	June 2016		30 years	(1)
Courtyard Manhattan / Midtown East	42,949	137,657	8.81%	October 2014		30 years
Orlando Airport Marriott	59,000	121,399	5.68%	January 2016		30 years	(2)
Marriott Salt Lake City Downtown	33,108	64,918	5.50%	January 2015		20 years
Renaissance Worthington	57,103	113,300	5.40%	July 2015		30 years	(3)
Chicago Marriott Downtown Magnificent Mile	219,595	183,301	5.975%	April 2016		30 years	(4)
Renaissance Austin	83,000	168,699	5.507%	December 2016		Interest Only
Renaissance Waverly	97,000	186,180	5.503%	December 2016		Interest Only
Senior unsecured credit facility	—		LIBOR + 1.25%	February 2011	(5)	Interest Only

Total debt	$786,777

(1)	The debt has a five-year interest only period that commenced in May 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)	The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)	The debt had a four-year interest only period that expired in July 2009. The debt is currently amortizing based on a thirty-year schedule.

(4)	The debt had a 3.5 year interest only period that expired in October 2009. The debt is currently amortizing based on a thirty-year schedule.

(5)	The senior unsecured credit facility matures in February 2011. Subject to certain conditions, including being in compliance with all financial covenants, we have a one-year extension option that will extend the maturity to 2012.

Item 3.	Legal Proceedings

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

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market for our common stock and related stockholder matters

Market Information

Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low

Year Ended December 31, 2008
First Quarter	$15.14	$11.50
Second Quarter	$14.41	$11.72
Third Quarter	$12.07	$8.65
Fourth Quarter	$9.93	$2.63
Year Ended December 31, 2009
First Quarter	$5.35	$2.67
Second Quarter	$7.75	$3.61
Third Quarter	$7.72	$5.28
Fourth Quarter	$8.92	$7.26
Year Ending December 31, 2010
First Quarter (through February 25, 2010)	$9.78	$7.90

The closing price of our common stock on the NYSE on February 25, 2010 was $8.98 per share.

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus;

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the U.S. Internal Revenue Code of 1986, as amended (the “Code”), minus;

•	Any excess non-cash income.

On January 29, 2010, we paid a dividend to our stockholders of record as of December 28, 2009 in the amount of $0.33 per share, which represented 100% of our 2009 taxable income. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay 90% of the dividend in shares of common stock and the remainder in cash.

As of February 25, 2010, there were 24 record holders of our common stock and we believe we have more than a thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity compensation plan information.  The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2009. See Note 6 to the accompanying consolidated financial statements for a complete description of the 2004 Stock Option and Incentive Plan, as amended.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	300,225	$12.59	4,881,639
Equity compensation plans not approved by security holders	—	—	—

Total	300,225	$12.59	4,881,639

Repurchases of equity securities.  During the year ended December 31, 2009, certain of our employees surrendered 146,003 shares of common stock to the Company in connection with the vesting of restricted stock as payment for taxes.

The following graph provides a comparison of cumulative total stockholder return for the period from May 25, 2005 (the date of our initial public offering) through December 31, 2009, among DiamondRock Hospitality Company, the Standard & Poor’s 500 Index (the “S&P 500 Total Return”) and Morgan Stanley REIT Index (the “RMZ Total Return”).

The total return values were calculated assuming a $100 investment on May 25, 2005 with reinvestment of all dividends in (i) our common stock, (ii) the S&P 500 Total Return, and (iii) the RMZ Total Return. The total return values do not include any dividends declared, but not paid, during the period.

	May 25,	December 31,	December 31,	December 31,	December 31,	December 31,
	2005	2005	2006	2007	2008	2009
DiamondRock Hospitality Company Total Return	$100.00	$117.58	$185.72	$163.19	$59.00	$101.97
RMZ Total Return	$100.00	$111.73	$151.85	$126.32	$78.36	$100.78
S&P 500 Total Return	$100.00	$106.07	$122.82	$129.58	$81.64	$103.24

Item 6.	Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, and the related notes contained elsewhere in this Annual Report on Form 10-K.

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

	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	Historical (in thousands, except for per share data)

Revenues:
Rooms	$365,039	$444,070	$456,719	$316,051	$149,336
Food and beverage	177,345	211,475	217,505	143,259	63,196
Other	33,297	37,689	36,709	25,741	14,254

Total revenues	575,681	693,234	710,933	485,051	226,786

Operating expenses:
Rooms	97,089	105,868	104,672	73,110	36,801
Food and beverage	124,046	145,181	147,463	96,053	47,257
Other hotel expenses and management fees	231,838	257,038	253,817	182,556	95,647
Impairment of favorable lease asset	2,542	695	—	—	—
Corporate expenses(1)	18,317	13,987	13,818	12,403	13,462
Depreciation and amortization	82,729	78,156	74,315	51,192	27,072

Total operating expenses	556,561	600,925	594,085	415,314	220,239

Operating income	19,120	92,309	116,848	69,737	6,547
Interest income	(368)	(1,648)	(2,399)	(4,650)	(1,548)
Interest expense	51,609	50,404	51,445	36,934	17,367
Gain on early extinguishment of debt	—	—	(359)	—	—

(Loss) Income before income taxes	(32,121)	43,553	68,161	37,453	(9,272)
Income tax benefit (expense)	21,031	9,376	(5,264)	(3,750)	1,200

(Loss) Income from continuing operations	(11,090)	52,929	62,897	33,703	(8,072)
Income from discontinued operations, net of tax	—	—	5,412	1,508	736

Net (loss) income	$(11,090)	$52,929	$68,309	$35,211	$(7,336)

	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	Historical (in thousands, except for per share data)

(Loss) Earnings per share:
Continuing operations	$(0.10)	$0 .56	$0.66	$0.49	$(0.21)
Discontinued operations	$—	$—	$0.06	$0.02	$0.02

Basic and diluted (loss) earnings per share	$(0.10)	$0 .56	$0.72	$0.51	$(0.19)

Dividends declared per common share(2)	$0.33	$0 .75	$0.96	$0.72	$0.38

FFO(3)	$71,639	$131,085	$140,003	$87,573	$20,254

EBITDA(4)	$102,217	$172,113	$200,150	$127,890	$36,268

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance sheet data:
Property and equipment, net	$1,862,087	$1,920,216	$1,938,832	$1,686,426	$870,562
Cash and cash equivalents	177,380	13,830	29,773	19,691	9,432
Total assets	2,215,491	2,102,536	2,131,627	1,818,965	966,011
Total debt	786,777	878,353	824,526	843,771	431,177
Total other liabilities	253,208	206,551	226,819	190,266	71,446
Stockholders’ equity	1,175,506	1,017,632	1,080,282	784,928	463,388

(1)	Corporate expenses for the year ended December 31, 2009 include non-recurring charges of approximately $2.6 million related to the retirement of our Executive Chairman and the termination of our Executive Vice President and General Counsel.

(2)	We paid 90% of the 2009 dividend in shares of common stock and the remainder in cash as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15. All of our other dividends have been paid in cash.

(3)	FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) determined in accordance with GAAP, excluding gains (losses) from sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The calculation of FFO may vary from entity to entity, thus our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Net (loss) income	$(11,090)	$52,929	$68,309	$35,211	$(7,336)
Real estate related depreciation(a)	82,729	78,156	75,477	52,362	27,590
Gain on property disposal, net of tax	—	—	(3,783)	—	—

FFO	$71,639	$131,085	$140,003	$87,573	$20,254

(a)	Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

(4)	EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under GAAP, hotels are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Net (loss) income	$(11,090)	$52,929	$68,309	$35,211	$(7,336)
Interest expense	51,609	50,404	51,445	36,934	17,367
Income tax (benefit) expense(a)	(21,031)	(9,376)	4,919	3,383	(1,353)
Real estate related depreciation(b)	82,729	78,156	75,477	52,362	27,590

EBITDA	$102,217	$172,113	$200,150	$127,890	$36,268

(a)	Amounts for the years ended December 31, 2007, 2006, and 2005 include $0.3 million, $0.4 million and $0.2 million, respectively, of income tax benefit included in discontinued operations.

(b)	Amounts for the years ended December 31, 2007, 2006, and 2005 include $1.2 million, $1.2 million and $0.5 million, respectively, of depreciation expense included in discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a lodging-focused real estate company that, as of February 26, 2010, owns a portfolio of 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel manager, which are based on the revenues and profitability of the hotels.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term shareholder returns through a combination of dividends and long-term capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on acquiring, owning, and measured recycling of high quality, branded lodging properties in North America with superior long-term growth prospects and high barrier-to-entry for new supply. In addition, we are committed to enhancing the value of our platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following sound corporate governance practices.

Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 20 hotels is concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•	high-quality urban- and destination resort-focused branded hotel real estate;

•	conservative capital structure; and

•	thoughtful asset management.

High Quality and Destination Resort Focused Branded Real Estate

We own 20 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in five key gateway cities (New York City, Los Angeles, Chicago, Boston and Atlanta) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We believe that gateway cities and destination resorts will achieve higher long-term growth because they are attractive business and leisure destinations. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, expensive construction costs and limited prime hotel development sites.

We believe that higher quality lodging assets create more dynamic cash flow growth and superior long-term capital appreciation.

In addition, a core tenet of our strategy is to leverage global hotel brands. We strongly believe in the value of powerful global brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton) and all but two of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand.

Conservative Capital Structure

Since our formation in 2004, we have been committed to a flexible capital structure with prudent leverage. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the peak years (2006 and 2007) in the commercial real estate market, we maintained low financial leverage by funding several of our acquisitions with proceeds from the issuance of equity. This capital markets strategy allowed us to maintain a balance sheet with a moderate amount of debt as the lodging cycle began to decline. During the peak years, we believed, and present events have confirmed, that it is not prudent to increase the inherent risk of a highly cyclical business through a highly levered capital structure.

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

We have always strived to operate our business with prudent leverage. Our corporate goals and objectives for 2009, a year that experienced a significant industry downturn, were focused on preserving and enhancing our liquidity. Based on a comprehensive action plan, we took a number of steps to achieve that goal, as follows:

•	We completed a follow-on public offering of our common stock during the second quarter of 2009. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.

•	We initiated two separate $75 million controlled equity offering programs, raising net proceeds as of December 31, 2009 of $123.1 million through the sale of 16.1 million shares of our common stock at an average price of $7.72 per share.

•	We repaid the entire $57 million outstanding on our senior unsecured credit facility during 2009. As of December 31, 2009, we have no outstanding borrowings on our senior unsecured credit facility.

•	We refinanced the mortgage on our Courtyard Manhattan/Midtown East hotel with a $43.0 million secured loan from Massachusetts Mutual Life Insurance Company, which matures on October 1, 2014.

•	We repaid the $27.9 million loan secured by the Griffin Gate Marriott with corporate cash during the fourth quarter of 2009. The loan was scheduled to mature on January 1, 2010.

•	We repaid the $5 million loan secured by the Bethesda Marriott Suites with corporate cash during the fourth quarter of 2009. The mortgage debt was scheduled to mature in July 2010.

•	We paid 90% of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, which preserved $37 million of corporate cash.

•	We focused on minimizing capital spending during 2009. Our 2009 capital expenditures were $24.7 million, of which only $4.6 million was funded from corporate cash and the balance funded from escrow reserves.

As a result of the steps listed above, we achieved our 2009 goal to preserve and enhance our liquidity and decreased our net debt by 30 percent in 2009. As of December 31, 2009, we have $177.4 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with no maturities until the fourth quarter of 2014. As of December 31, 2009, we have $786.8 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of over 6 years. In addition, we currently have ten hotels unencumbered by debt and no corporate-level debt outstanding.

Thoughtful Asset Management

We believe that we are able to create significant value in our portfolio by utilizing our management team’s extensive experience and our innovative asset management strategies. Our senior management team has an established broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants.

In the current economic environment, we believe that our extensive lodging experience, our network of industry relationships and our asset management strategies position us to minimize the impact of declining revenues on our hotels. In particular, we are focused on controlling our property-level and corporate expenses, as well as working closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue. Our property-level cost containment efforts include the implementation of aggressive contingency plans at each of our hotels. The contingency plans include controlling labor expenses, eliminating hotel staff positions, adjusting food and beverage outlet hours of operation and not filling open positions. In addition, our strategy to significantly renovate many of the hotels in our portfolio from 2006 to 2008 resulted in the flexibility to significantly curtail our planned capital expenditures for 2009 and 2010.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 63% and 64% of our total revenues for the years ended December 31, 2009 and 2008, respectively, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance are dependent on the continued success of our hotel managers and the brands we have licensed.

We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Overview of 2009 Results and Outlook for 2010

The impact of the severe economic recession on U.S. travel fundamentals and our operating results is likely to persist for some period of time. Lodging demand has historically correlated with several key economic indicators such as GDP growth, employment trends, corporate profits, consumer confidence and business investment. Although there have been recent signs that occupancy in the industry may have stabilized, average daily rates have continued to decline. Despite the occupancy stabilization, the shift from traditionally high-rated business transient customers to leisure customers has significantly impacted the profitability of our hotels. We don’t anticipate a significant improvement in lodging fundamentals until our business mix improves. We expect lodging demand to follow its historical course and lag the general economic recovery by several quarters and thus, we anticipate a challenging operating environment into 2010.

The recession has resulted in reduced travel as well as a heightened focus on reducing the cost of travel. During 2009, the impact resulted in a significant decline in ADR at our hotels and a more moderate decline in occupancy. We expect RevPAR to decline in 2010, primarily as a result of declining ADR.

We are working closely with our hotel managers at our hotels to control our operating costs. However, certain of our cost categories are increasing at a rate greater than the current rate of inflation, including wages, benefits, utilities and real estate taxes. The combination of declining revenues and increasing operating costs will impact our operating results throughout 2010.

New hotel supply remains a short-term negative and a long-term positive. Although the industry benefited from supply growth less than historical averages from 2004 to 2007, new hotel supply began to increase at the end of the last economic expansion. While some of those projects have been delayed or eliminated, the rate of new supply is expected to approximate historical averages in 2010 for our portfolio. We have been or will be impacted by new supply in a few of our markets, most notably Chicago and Austin in 2010. Due to a number of factors, we expect below average supply growth for an extended period of time beginning in 2011, when we expect minimal new supply coupled with demand recovery to be a significant positive for operating fundamentals.

The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2009.

						% Change
		Number of				from 2008
Property	Location	Rooms	Occupancy	ADR ($)	RevPAR ($)	RevPAR

Chicago Marriott	Chicago, Illinois	1,198	74.2%	$175.12	$129.92	(14.8)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	73.5%	106.58	78.39	(19.0)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	67.9%	194.46	132.05	(6.0)%
Renaissance Waverly Hotel	Atlanta, Georgia	521	60.8%	131.96	80.25	(15.5)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	52.0%	131.66	68.40	(22.9)%
Renaissance Worthington	Fort Worth, Texas	504	65.0%	161.48	104.91	(17.9)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	81.6%	212.52	173.39	(8.8)%
Renaissance Austin Hotel	Austin, Texas	492	59.4%	146.03	86.68	(21.6)%
Torrance Marriott South Bay	Los Angeles County, California	487	73.5%	107.82	79.22	(18.4)%
Orlando Airport Marriott	Orlando, Florida	486	73.1%	102.77	75.08	(12.2)%
Marriott Griffin Gate Resort	Lexington, Kentucky	408	62.6%	124.57	78.00	(16.2)%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	43.0%	114.92	49.47	(28.4)%
Westin Atlanta North at Perimeter	Atlanta, Georgia	369	67.7%	100.29	67.91	(19.3)%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	346	56.2%	205.19	115.30	(24.5)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	60.0%	122.60	73.53	(16.6)%
Courtyard Manhattan/Midtown East	New York, New York	312	85.3%	222.50	189.72	(29.0)%
Conrad Chicago	Chicago, Illinois	311	74.8%	187.34	140.10	(22.3)%
Bethesda Marriott Suites	Bethesda, Maryland	272	63.7%	167.61	106.83	(20.0)%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	88.7%	232.61	206.28	(21.8)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	61.9%	193.23	119.52	(23.2)%

TOTAL/WEIGHTED AVERAGE		9,586	67.7%	$154.45	$104.60	(17.6%)

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Our net loss for the year ended December 31, 2009 was $11.1 million as compared to net income of $52.9 million for the year ended December 31, 2008.

Revenues.  Revenues consist primarily of the room, food and beverage and other revenues from our hotels. Revenues for the years ended December 31, 2009 and 2008 consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	% Change

Rooms	$365,039	$444,070	(17.8)%
Food and beverage	177,345	211,475	(16.1)%
Other	33,297	37,689	(11.7)%

Total revenues	$575,681	$693,234	(17.0)%

Individual hotel revenues for the years ended December 31, 2009 and 2008 consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	% Change

Chicago Marriott	$86.7	$96.2	(9.9)%
Westin Boston Waterfront Hotel	65.5	73.0	(10.3)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	48.2	54.7	(11.9)%
Los Angeles Airport Marriott	47.7	59.1	(19.3)%
Renaissance Waverly Hotel	29.6	35.2	(15.9)%
Conrad Chicago	21.8	27.4	(20.4)%
Renaissance Austin Hotel	29.2	35.7	(18.2)%
Oak Brook Hills Marriott Resort	19.6	24.6	(20.3)%
Marriott Griffin Gate Resort	23.3	28.2	(17.4)%
Renaissance Worthington	30.5	38.3	(20.4)%
Courtyard Manhattan/Midtown East	22.6	31.7	(28.7)%
Torrance Marriott South Bay	20.8	25.1	(17.1)%
Vail Marriott Mountain Resort & Spa	20.7	27.8	(25.5)%
Salt Lake City Marriott Downtown	19.5	24.9	(21.7)%
The Lodge at Sonoma, a Renaissance Resort & Spa	13.9	18.1	(23.2)%
Orlando Airport Marriott	20.8	24.4	(14.8)%
Westin Atlanta North at Perimeter	14.7	18.3	(19.7)%
Courtyard Manhattan/Fifth Avenue	14.1	18.0	(21.7)%
Bethesda Marriott Suites	14.1	17.6	(19.9)%
Marriott Atlanta Alpharetta	12.4	14.9	(16.8)%

Total	$575.7	$693.2	(17.0)%

Our total revenues decreased 17.0 percent, from $693.2 million for the year ended December 31, 2008 to $575.7 million for the year ended December 31, 2009. The decrease is primarily due to a 17.6 percent decline in RevPAR, driven by a 12.6 percent decrease in ADR and a 4.1 percentage point decrease in occupancy, as well as lower food and beverage and other revenue. All of our hotels experienced revenue declines for the year ended December 31, 2009 as compared to the year ended December 31, 2008, reflecting the impact of the economic recession on all of our markets. The following are the key hotel operating statistics for the years ended December 31, 2009 and 2008, respectively.

	Year Ended December 31,
	2009	2008	% Change

Occupancy%	67.7%	71.8%	(4.1) percentage points
ADR	$154.45	$176.73	(12.6)%
RevPAR	$104.60	$126.95	(17.6)%

Our RevPAR declined 17.6% for the year ended December 31, 2009. Most of the decline in RevPAR can be attributed to a significant decline in the average daily rate and reflect a number of negative trends within our primary customer segments, as well as a change in mix between those segments. Our room revenue by primary customer segment for the years ended December 31, 2009 and 2008 was as follows:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	$ in millions	% of Total	$ in millions	% of Total

Business Transient	$92.9	25.5%	$131.1	29.5%
Group	134.1	36.7%	163.5	36.8%
Leisure and Other	138.0	37.8%	149.5	33.7%

Total	$365.0	100.0%	$444.1	100.0%

Within the business transient segment, traditionally the most profitable segment for hotels, room revenue at our hotels declined almost 30% in 2009 on a 15% decrease in room nights and an 18% decrease in average rate. The declines in business transient revenue moderated to 24% during the fourth quarter, the lowest level of decline during the year. We expect the business transient segment to remain depressed until there is a sustained improvement in the overall economic climate in the United States. Business transient room revenue was partially replaced by lower-rated leisure and other business. Although leisure and other revenue declined during 2009 by almost 8%, room nights increased by over 5%.

In response to the current economic climate, a number of groups postponed, cancelled or reduced their meetings in 2009. As a result, our group room revenue declined 18% on a 12.5% decline in group room nights. Group business is not demonstrating the same moderating trends as business transient, as it was down 22% during the fourth quarter, but the group booking window remains very short. This effect was illustrated during the fourth quarter 2009 when our hotels booked, net of cancellations, 47% more group rooms than during the fourth quarter 2008. As of December 31, 2009, our 2010 group booking pace is approximately 17% lower than as the same time last year.

Food and beverage revenues decreased 16.1% from the year ended December 31, 2008, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fee, decreased 11.7% from the year ended December 31, 2008.

Hotel operating expenses.  Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the years ended December 31, 2009 and 2008 consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	% Change

Rooms departmental expenses	$97.1	$105.9	(8.3)%
Food and beverage departmental expenses	124.0	145.2	(14.6)%
Other departmental expenses	29.8	31.8	(6.3)%
General and administrative	51.9	57.1	(9.1)%
Utilities	24.5	27.8	(11.9)%
Repairs and maintenance	28.6	30.4	(5.9)%
Sales and marketing	42.1	47.6	(11.6)%
Base management fees	15.3	18.9	(19.0)%
Incentive management fees	4.3	9.7	(55.7)%
Property taxes	25.8	23.9	8.0%
Ground rent — Contractual	1.9	2.0	(5.0)%
Ground rent — Non-cash	7.7	7.8	(1.3)%

Total hotel operating expenses	$453.0	$508.1	(10.8)%

Our hotel operating expenses decreased $55.1 million or 10.8% from $508.1 million for the year ended December 31, 2008 to $453.0 million for the year ended December 31, 2009. Our operating expenses, which consist of both fixed and variable costs, are primarily impacted by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. We have been working with our hotel managers to lower operating expenses given the significant declines in revenues. As a result of those cost-containment measures, and an overall decline in occupancy, we have reduced the rooms, food and beverage and other hotel departmental expenses. The primary driver for the decrease in these operating expenses is an overall decline in wages and benefits. Property taxes were the only expense category to increase in 2009, primarily due to our Westin Boston Waterfront Hotel, which is subject to payments in lieu of property taxes based on a ramping percentage of hotel revenues until 2011.

Management fees are calculated as a percentage of revenues, as well as a percentage of operating profit at certain hotels. As such, the decline in base management fees is due to the overall decline in revenues at our hotels. We only pay incentive management fees at certain of our hotels when operating profits are above certain thresholds. The decrease in incentive management fees of approximately $5.4 million is due to the decline in operating profits at those hotels as well as a number of our hotels falling below the operating profit thresholds in 2009 compared to 2008. In 2008, we had eight hotels earn incentive management fees as compared to two hotels in 2009.

Impairment of favorable lease asset.  We recorded impairment losses of $2.5 million and $0.7 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel during 2009 and 2008, respectively. Since our acquisition of the hotel in 2007, the fair market value of this option declined from $12.8 million to $9.5 million as of December 31, 2009.

Depreciation and amortization.  Our depreciation and amortization expense increased $4.5 million from $78.2 million for the year ended December 31, 2008 to $82.7 million for the year ended December 31, 2009. The increase is due to the full year impact of increased capital expenditures in 2008, primarily consisting of the significant capital projects at the Chicago Marriott and the Westin Boston Waterfront Hotel. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced.

Corporate expenses.  Corporate expenses principally consisted of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased from $14.0 million for the year ended December 31, 2008 to $18.3 million for the year ended December 31, 2009. The increase is principally due to two management changes during 2009 that resulted in a $2.6 million charge. First, our Executive Chairman, William W. McCarten, announced his intention to retire as of December 31, 2009 and continue as the non-executive Chairman of the Board in 2010. In connection with this change, our Board of Directors granted Mr. McCarten eligible retiree status and we recorded a non-cash charge of approximately $1.0 million to accelerate unrecognized stock-based compensation expense. Secondly, our Executive Vice President and General Counsel, Michael D. Schecter, was terminated in December 2009 and as a result, we recorded a non-recurring charge of $1.6 million. The remainder of the increase in corporate expenses is attributable to higher stock-based compensation expense in 2009.

Interest expense.  Our interest expense totaled $51.6 million for the year ended December 31, 2009, a $1.2 million increase from 2008. The increase in interest expense is due primarily to $3.1 million of default interest recorded as a result of the Event of Default on the Frenchman’s Reef mortgage, which was partially offset by the repayment of amounts outstanding on our credit facility and the repayment of the mortgages on two of our hotels in 2009. Our 2009 interest expense was comprised of interest on our mortgage debt ($50.1 million), amortization of deferred financing costs ($0.9 million) and interest and unused facility fees on our credit facility ($0.6 million). As of December 31, 2009, we had property-specific mortgage debt outstanding on ten of our hotels. On all of the hotels we have fixed-rate secured debt, which bears interest at rates ranging from 5.30% to 8.81% per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. We did not have any draws on the credit facility as of December 31, 2009. Our weighted-average interest rate on all debt as of December 31, 2009 was 5.86%.

Interest income.  Our interest income decreased $1.2 million from $1.6 million for the year ended December 31, 2008 to $0.4 million for the year ended December 31, 2009. Although our corporate cash balances are higher in 2009, the interest rates earned on our corporate cash were significantly lower than the rates earned in 2008.

Income taxes.  We recorded a benefit for income taxes from continuing operations of $21.0 million for the year ended December 31, 2009 based on the $53.5 million pre-tax loss of our TRS for the year ended December 31, 2009 and the $0.7 million pre-tax loss of the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Our net income for the year ended December 31, 2008 was $52.9 million. We did not acquire any hotels during the year ended December 31, 2008 and acquired one hotel during the year ended December 31, 2007. Accordingly, the current period results are not comparable to the results for the corresponding period in 2007.

Revenues.  Revenues consisted primarily of the room, food and beverage and other revenues from our hotels. Revenues for the years ended December 31, 2008 and 2007 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	% Change

Rooms	$444,070	$456,719	(2.8)%
Food and beverage	211,475	217,505	(2.8)%
Other	37,689	36,709	2.7%

Total revenues	$693,234	$710,933	(2.5)%

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

Hotel operating expenses.  Our hotel operating expenses from continuing operations totaled $508.1 million for the year ended December 31, 2008. Hotel operating expenses consisted primarily of operating expenses of our hotels, including approximately $7.8 million of non-cash ground rent expense. The operating expenses for the years ended December 31, 2008 and 2007 consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	% Change

Rooms departmental expenses	$105.9	$104.7	1.1%
Food and beverage departmental expenses	145.2	147.5	(1.6)%
Other departmental expenses	31.8	30.0	6.0%
General and administrative	57.1	58.1	(1.7)%
Utilities	27.8	26.1	6.5%
Repairs and maintenance	30.4	29.4	3.4%
Sales and marketing	47.6	47.4	0.4%
Base management fees	18.9	19.5	(3.1)%
Yield support	—	(0.8)	(100.0)%
Incentive management fees	9.7	11.1	(12.6)%
Property taxes	23.9	23.3	2.6%
Ground rent — Contractual	2.0	1.9	5.3%
Ground rent — Non-cash	7.8	7.8	0.0%

Total hotel operating expenses	$508.1	$506.0	0.4%

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

Liquidity and Capital Resources

During the year ended December 31, 2009, the global financial system continued to deleverage. As banks and other financial intermediaries reduce their leverage and incur losses on their existing portfolio of loans, the amount of capital that they are able to lend remains limited. As a result, it is a very difficult secured borrowing environment for all borrowers, even those that have strong balance sheets. The continuation of the constrained secured borrowing market was offset by the opening of the equity markets and the unsecured credit markets. During 2009, $24 billion was raised in equity offerings by public REITs. We participated in the wave of equity offerings through our April 2009 follow-on offering and the two separate controlled equity offering programs we implemented during the year. We expect to continue the deleveraging of the Company.

Our short-term liquidity requirements consist primarily of funds necessary to fund acquisitions and future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures and payments of interest and principal. We currently expect that our operating cash flows will be sufficient to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our credit facility.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a flexible capital structure with prudent leverage. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the peak years (2006 and 2007) in the commercial real estate market we maintained low financial leverage by funding several of our acquisitions with proceeds from the issuance of equity. This capital markets strategy allowed us to maintain a balance sheet with a moderate amount of debt as the lodging cycle began to decline. During the peak years, we believed, and present events have confirmed, that it is not prudent to increase the inherent risk of a highly cyclical business through a highly levered capital structure.

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

We have always strived to operate our business with prudent leverage. Our corporate goals and objectives for 2009, a year that experienced a significant industry downturn, were focused on preserving and enhancing our liquidity. Based on a comprehensive action plan, we took a number of steps to achieve that goals, as follows:

•	We completed a follow-on public offering of our common stock during the second quarter of 2009. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.

•	We initiated two separate $75 million controlled equity offering programs, raising net proceeds as of December 31, 2009 of $123.1 million through the sale of 16.1 million shares of our common stock at an average price of $7.72 per share.

•	We repaid the entire $57 million outstanding on our senior unsecured credit facility during 2009. As of December 31, 2009, we have no outstanding borrowings on our senior unsecured credit facility.

•	We refinanced the mortgage on our Courtyard Manhattan/Midtown East hotel with a $43.0 million secured loan from Massachusetts Mutual Life Insurance Company, which matures on October 1, 2014.

•	We repaid the $27.9 million loan secured the Griffin Gate Marriott with corporate cash during the fourth quarter of 2009. The loan was scheduled to mature on January 1, 2010.

•	We repaid the $5 million loan secured by the Bethesda Marriott Suites with corporate cash during the fourth quarter of 2009. The mortgage debt was scheduled to mature in July 2010.

•	We paid 90% of our 2009 dividend in shares of our common stock, as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, which preserved $37 million of corporate cash.

•	We focused on minimizing capital spending during 2009. Our 2009 capital expenditures were $24.7 million, of which only $4.6 million was funded from corporate cash and the balance funded from escrow reserves.

As a result of the steps listed above, we achieved our 2009 goal to preserve and enhance our liquidity and decreased our net debt by 30 percent in 2009. As of December 31, 2009, we have $177.4 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt with limited near-term maturities. As of December 31, 2009, we have $786.8 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of over 6 years. In addition, we currently have ten hotels unencumbered by debt and no corporate-level debt outstanding.

Follow-on Public Offering.  On April 17, 2009, we completed a follow-on public offering of our common stock. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.

Controlled Equity Offering Programs.  We initiated two separate controlled equity offering programs during 2009. Under the first program, which was initiated on July 31, 2009 and completed on October 14, 2009, we sold 10.2 million shares at an average price of $7.34 per share and raised net proceeds of $74.0 million. Under the second program, which was initiated on October 22, 2009, we sold 5.9 million shares at an average price of $8.37 per share and raised net proceeds of $49.0 million. As of December 31, 2009, we have approximately $25 million remaining under the second program.

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

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%

Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
		December 31,
	Covenant	2009

Maximum leverage ratio(1)	65%	50.3%
Minimum fixed charge coverage ratio	1.6x	1.76x
Minimum tangible net worth(2)	$892.3 million	$1.5 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.0%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
		December 31,
	Covenant	2009

Minimum implied debt service ratio	1.5x	N/A
Maximum unencumbered leverage ratio	65%	0.0%
Minimum number of unencumbered borrowing base properties	4	10
Minimum unencumbered borrowing base value	$150 million	$529.0 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

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

			EBITDA Change from 2009
	Covenant		-5%		-10%		-15%		-20%

Maximum leverage ratio	65%		53%		55%		58%		62%
Minimum fixed charge coverage ratio	1.6	x	1.7	x	1.5	x	1.4	x	1.4x

In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees of $0.6 million, $2.6 million and $2.7 million for the years ended 2009, 2008 and 2007, respectively, on the credit facility. As of December 31, 2009, we did not have an outstanding balance under the Facility.

Mortgage Loan Default

As of December 31, 2009, we had not completed certain capital projects required at Frenchman’s Reef and Morning Star Marriott Beach Resort (“Frenchman’s Reef”) as required by the mortgage loan secured by the hotel (the “Loan”). The Loan stipulated that we should complete certain capital projects by December 31, 2008 and December 31, 2009, respectively, or request an extension of the due date in accordance with the Loan. The failure to complete the capital projects or receive an extension resulted in a non-monetary Event of Default as of January 1, 2009. During an Event of Default the lender has the ability to charge default interest of 5 percentage points above the Loan’s stated interest rate. In addition, the lender has the right to declare that the Loan is due and payable, which will accelerate the maturity date of the Loan. As of February 26, 2010, the lender had not declared that the Loan is due and payable. The default interest on the Loan is $3.1 million for the year ended December 31, 2009.

We discovered the Event of Default during the fourth quarter of 2009. The default interest was not reflected in our unaudited consolidated financial statements as filed in the Form 10-Qs for each of the three quarters in the period from January 1, 2009 to September 11, 2009. The entire $3.1 million of default interest for the year ended December 31, 2009 was recorded during the fourth quarter. The $2.1 million of out of period default interest was recorded in the fourth quarter of 2009 and $0.7 million was not recognized for each of the three quarters during the period from January 1, 2009 to September 11, 2009. We have concluded that the out of period default interest is not material to our reported results of operations.

We are currently in discussions with the Loan master servicer and special servicer to obtain a waiver of the Event of Default and extend the due date of the capital projects to December 31, 2012. If the loan servicers accept our proposed solution to this Event of Default and enter into the amendment, we may reverse the $3.1 million penalty interest accrual. If we are unable to reach agreement with the loan servicers, there is a risk that the lender will exercise its right to accelerate the Loan. The Loan is non-recourse to the Company with the exception of a $2 million corporate guaranty of the completion of certain capital projects. The corporate guaranty is not eliminated in the event of an acceleration of the Loan or lender foreclosure of Frenchman’s Reef. If the Loan is accelerated and we do not repay the outstanding balance of the Loan, which was $61.4 million as of December 31, 2009, the lender may commence foreclosure proceedings against Frenchman’s Reef, as well as exercise all of its other rights and remedies under the Loan agreement, mortgage and other related documents. None of our other loan agreements contain cross-default provisions that are triggered by the Event of Default under the Loan.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our common stock. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and dividends.

Cash From Operations.  Our cash provided by operating activities was $80.5 million for the year ended December 31, 2009, which is the result of our $11.1 million net loss adjusted for the impact of several non-cash charges, including $82.7 million of depreciation, $7.7 million of non-cash ground rent, $0.9 million of amortization of deferred financing costs, $2.5 million of loss on asset impairment and $6.9 million of stock compensation, offset by $1.7 million of amortization of unfavorable agreements, $0.6 million of amortization of deferred income and unfavorable working capital changes of $7.1 million.

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

Cash From Investing Activities.  Our cash used in investing activities of continuing operations was $28.0 million, $56.7 million and $351.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, we incurred capital expenditures at our hotels of $24.7 million, had a decrease in restricted cash of $2.5 million and used $0.9 million to purchase an interest in the Salt Lake City Marriott ground lease.

During the year ended December 31, 2008, we incurred capital expenditures at our hotels of $65.1 million which was offset by an increase in restricted cash of $3.4 million and the receipt of $5.0 million of key money related to the Chicago Marriott Downtown.

During the year ended December 31, 2007, we utilized $331.3 million of cash for the acquisition of the Boston Westin Waterfront Hotel. During the year ended December 31, 2008, we incurred normal recurring capital expenditures at our hotels of $56.4 million. In addition, we received $35.4 million in net proceeds from the sale of the SpringHill Suites Buckhead and $5.3 million of key money related to the Chicago Marriott Downtown renovation ($5 million) and the Conrad Chicago ($0.3 million).

Cash From Financing Activities.  Approximately $111.0 million of cash was provided by financing activities for the year ended December 31, 2009, which consisted of $4.2 million of scheduled debt principal payments, $73.4 million of debt repayments ($40.5 million for Courtyard Midtown East, $27.9 million for Griffin Gate and $5.0 million for Marriott Bethesda Suites), $57.0 million of repayments of our credit facility, $1.1 million of share repurchases, $0.7 million of costs related to the sale of common stock, $0.1 million of vested dividend payments to SAR/DER holders and $1.2 million of financing costs for the Courtyard Midtown refinancing offset by $43.0 million of proceeds from the new Courtyard Midtown/Manhattan East mortgage, $205.6 million of proceeds from the sale of common stock ($123.1 million from the CEO programs and $82.5 million from our secondary offering).

Approximately $88.8 million of cash was used in financing activities for the year ended December 31, 2008, which consisted of $3.2 million of scheduled debt principal payments, $49.4 million of share repurchases and $93.0 million of dividend payments offset by $57.0 million of net draws under our credit facility.

Approximately $212.7 million of cash was provided by financing activities for the year ended December 31, 2007. The cash provided by financing activities for the year ended December 31, 2008 primarily consists of $317.6 million of net proceeds from sales of our common stock, $108.0 million in draws under our credit facilities, and $5.0 million of proceeds from the new mortgage debt of the Bethesda Marriott Suites. The cash provided by financing activities for the year ended December 31, 2007 was offset by the $108.0 million in repayments of the credit facilities, $20.4 million related to the early extinguishment of the Bethesda Marriott Suites mortgage ($18.4 million in principal repayment and a $2.0 million prepayment penalty), $3.2 million of scheduled debt principal payments, $1.2 million payment of financing costs, $2.7 million of share repurchases, and $82.3 million of dividend payments.

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

On January 29, 2010, we paid a dividend to our stockholders of record as of December 28, 2009 in the amount of $0.33 per share, which represented 100% of our 2009 taxable income. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay 90% of the dividend in shares of our common stock and the remainder in cash. We intend to pay our next dividend to stockholders of record on a date close to December 31, 2010 in an amount equal to 100% of our taxable income. Our board of directors will assess all relevant factors prior to determining whether to pay a portion of our 2010 dividend in shares of our common stock as permitted by Revenue Procedure 2010-12.

The following table sets forth the dividends on common shares for the years ended December 31, 2009, 2008 and 2007:

		Dividend per
Payment Date	Record Date	Share

January 4, 2007	December 21, 2006	$0.18
April 2, 2007	March 23, 2007	$0.24
June 22, 2007	June 15, 2007	$0.24
September 18, 2007	September 7, 2007	$0.24
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25
January 29, 2010	December 28, 2009	$0.33

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2009, we have set aside $28.9 million for capital projects in property improvement funds. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

In 2009, we have focused our capital expenditures primarily on life safety, capital preservation, and return-on-investment projects. The total amount spent on capital improvements in 2009 was $24.7 million, only $4.6 million of which was funded from corporate cash. The balance was funded from hotel escrow reserves.

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

	Year Ended
	2009	2008	2007
	(In thousands)

Net (loss) income	$(11,090)	$52,929	$68,309
Interest expense	51,609	50,404	51,445
Income tax (benefit) expense(1)	(21,031)	(9,376)	4,919
Real estate related depreciation(2)	82,729	78,156	75,477

EBITDA	$102,217	$172,113	$200,150

(1)	Amounts for the year ended December 31, 2007 include $0.3 million of income tax benefit included in discontinued operations.

(2)	Amounts for the year ended December 31, 2007 include $1.2 million of depreciation expense included in discontinued operations.

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net (loss) income	$(11,090)	$52,929	$68,309
Real estate related depreciation(1)	82,729	78,156	75,477
Gain on property disposal, net of tax	—	—	(3,783)

FFO	$71,639	$131,085	$140,003

(1)	Amounts for the year ended December 31, 2007 include $1.2 million of depreciation expense included in discontinued operations.

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

Investment in Hotels.  Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We typically enter into a new hotel management agreement based on market terms at the time of acquisition. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of our operating partnership as of December 31, 2009.

	Payments Due by Period
		Less Than	1 to 3	4 to 5
	Total	1 Year	Years	Years	After 5 Years
	(In thousands)

Long-Term Debt Obligations including interest	$1,064,494	$52,417	$107,084	$148,031	$756,962
Operating Lease Obligations — Ground Leases and Office Space	645,570	3,486	5,572	5,000	631,512

Total	$1,710,064	$55,903	$112,656	$153,031	$1,388,474

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk and Risk Factors

Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed in the future, is interest rate risk. As of December 31, 2009, all of our debt was fixed rate and therefore not exposed to interest rate risk.

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

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2010 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.	Directors and Executive Officers of the Registrant

Information on our directors and executive officers is incorporated by reference to our 2010 proxy statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to our 2010 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2010 proxy statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to our 2010 proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2010 proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-33.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-32 and F-33:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 73 and 74 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 26, 2010.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ William J. Tennis
Name:     William J. Tennis

Title:	Executive Vice President, General
Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark W. Brugger
Name:     Mark W. Brugger

Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010

By:	/s/ John L. Williams
Name:     John L. Williams

Title:	President and Chief Operating Officer and Director

Date: February 26, 2010

By:	/s/ Sean M. Mahoney
Name:     Sean M. Mahoney

Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 26, 2010

By:	/s/ William W. McCarten
Name:     William W. McCarten

Title:	Chairman

Date: February 26, 2010

By:
/s/  Daniel J. Altobello
Name:     Daniel J. Altobello

Title:	Director

Date: February 26, 2010

By:	/s/ W. Robert Grafton
Name:     W. Robert Grafton

Title:	Lead Director

Date: February 26, 2010

By:	/s/ Maureen L. McAvey
Name:     Maureen L. McAvey

Title:	Director

Date: February 26, 2010

By:	/s/ Gilbert T. Ray
Name:     Gilbert T. Ray

Title:	Director

Date: February 26, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3	.1.1	Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
3	.1.2	Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)
3	.2.1	Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)
4.1		Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.1		Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)
10.2		Form of Hotel Management Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.3		Form of TRS Lease (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.4*	2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.6*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.7*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10	.8*	Form of Deferred Stock Award Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123809)
10.9		Amended and Restated Credit Agreement, dated as of February 28, 2007 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., Calyon New York Branch and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citicorp North America, Inc., as Documentation Agent (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)
10	.10*	Form of Severance Agreement, dated as of March 9, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)
10	.11*	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008)
10	.12*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2008)

Exhibit
Number		Description of Exhibit

10.13		First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2008 by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wachovia Bank, National Association, as Agent, Wachovia Capital Markets, LLC, as Sole Lead Arranger and as Book Manager, each of Bank of America, N.A., KeyBank National Association and The Royal Bank Of Scotland PLC, as a Syndication Agent, and Citigroup North America, Inc., as Documentation Agent and Wells Fargo, National Association and Merrill Lynch Bank USA, as lenders (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2008)
10	.14*	Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)
10.15		Purchase Agreement, dated April 13, 2009, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wachovia Capital Markets, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009)
10.16		Sales Agreement, dated July 27, 2009, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)
10.17		Sales Agreement, dated October 19, 2009, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)
10	.18*	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.19		Severance Letter, dated as of December 16, 2009, by and between DiamondRock Hospitality Company and Michael D. Schecter (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10	.20*	Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis
10	.21*	Form of Severance Agreement
12.1		Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1		List of DiamondRock Hospitality Company Subsidiaries
23.1		Consent of KPMG LLP
31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Exhibit is a management contract or compensatory plan or arrangement.

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

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements and issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

February 26, 2010

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG

McLean, Virginia
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors of
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG

McLean, Virginia
February 26, 2010

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
	(In thousands, except share amounts)

ASSETS
Property and equipment, at cost	$2,171,311	$2,146,616
Less: accumulated depreciation	(309,224)	(226,400)

	1,862,087	1,920,216
Restricted cash	31,274	30,060
Due from hotel managers	45,200	61,062
Favorable lease assets, net	37,319	40,619
Prepaid and other assets	58,607	33,414
Cash and cash equivalents	177,380	13,830
Deferred financing costs, net	3,624	3,335

Total assets	$2,215,491	$2,102,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$786,777	$821,353
Senior unsecured credit facility	—	57,000

Total debt	786,777	878,353
Deferred income related to key money, net	19,763	20,328
Unfavorable contract liabilities, net	82,684	84,403
Dividends declared and unpaid	41,810	—
Due to hotel managers	29,847	35,196
Accounts payable and accrued expenses	79,104	66,624

Total other liabilities	253,208	206,551

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 124,299,423 and 90,050,264 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,243	901
Additional paid-in capital	1,311,053	1,100,541
Accumulated deficit	(136,790)	(83,810)

Total stockholders’ equity	1,175,506	1,017,632

Total liabilities and stockholders’ equity	$2,215,491	$2,102,536

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except share amounts)

Revenues:
Rooms	$365,039	$444,070	$456,719
Food and beverage	177,345	211,475	217,505
Other	33,297	37,689	36,709

Total revenues	575,681	693,234	710,933

Operating Expenses:
Rooms	97,089	105,868	104,672
Food and beverage	124,046	145,181	147,463
Management fees	19,556	28,569	29,764
Other hotel expenses	212,282	228,469	224,053
Impairment of favorable lease asset	2,542	695	—
Depreciation and amortization	82,729	78,156	74,315
Corporate expenses	18,317	13,987	13,818

Total operating expenses	556,561	600,925	594,085

Operating income	19,120	92,309	116,848
Interest income	(368)	(1,648)	(2,399)
Interest expense	51,609	50,404	51,445
Gain on early extinguishment of debt	—	—	(359)

Total other expenses (income)	51,241	48,756	48,687

(Loss) income before income taxes	(32,121)	43,553	68,161
Income tax benefit (expense)	21,031	9,376	(5,264)

(Loss) income from continuing operations	(11,090)	52,929	62,897
Income from discontinued operations, net of tax	—	—	5,412

Net (loss) income	$(11,090)	$52,929	$68,309

(Loss) earnings per share:
Continuing operations	$(0.10)	$0.56	$0.66
Discontinued operations	—	—	0.06

Basic and diluted (loss) earnings per share	$(0.10)	$0.56	$0.72

Weighted-average number of common shares outstanding:
Basic	107,404,074	93,064,790	94,199,814

Diluted	107,404,074	93,116,162	94,265,245

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
		(In thousands, except share amounts)

Balance at December 31, 2006	76,191,632	$762	$826,918	$(42,752)	$784,928
Sale of common stock in secondary offerings, less placement fees and expenses of $380	18,342,500	183	317,372	—	317,555
Dividends of $0.96 per common share	—	—	358	(91,733)	(91,375)
Issuance and amortization of stock grants, net	196,681	2	863	—	865
Net income	—	—	—	68,309	68,309

Balance at December 31, 2007	94,730,813	$947	$1,145,511	$(66,176)	$1,080,282
Share repurchases	(4,800,000)	(48)	(48,776)	—	(48,824)
Dividends of $0.75 per common share	—	—	437	(70,563)	(70,126)
Issuance and vesting of common stock grants, net	119,451	2	3,369	—	3,371
Net income	—	—	—	52,929	52,929

Balance at December 31, 2008	90,050,264	$901	$1,100,541	$(83,810)	$1,017,632
Share repurchases		—	(749)		(749)
Dividends of $0.33 per common share	—	—	—	(41,890)	(41,890)
Issuance and vesting of common stock grants, net	280,265	3	6,625	—	6,628
Sale of common stock in secondary offerings, less placement fees and expenses of $669	33,968,894	339	204,636	—	204,975
Net loss	—	—	—	(11,090)	(11,090)

Balance at December 31, 2009	124,299,423	$1,243	$1,311,053	$(136,790)	$1,175,506

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net (loss) income	$(11,090)	$52,929	$68,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate depreciation	82,729	78,156	75,477
Corporate asset depreciation as corporate expenses	145	164	172
Non-cash financing costs as interest	930	808	779
Non-cash ground rent	7,720	7,755	7,823
Gain on disposal of asset, net of taxes	—	—	(3,783)
Impairment of favorable lease asset	2,542	695	—
Gain on early extinguishment of debt, net	—	—	(359)
Amortization of debt premium and unfavorable contract liabilities	(1,720)	(1,720)	(1,807)
Amortization of deferred income	(564)	(557)	(392)
Yield support received	—	797	1,803
Non-cash yield support recognized	—	—	(894)
Stock-based compensation	6,937	3,981	3,584
Deferred income tax (benefit) expense	(21,566)	(10,128)	2,952
Changes in assets and liabilities:
Prepaid expenses and other assets	(430)	(2,183)	(347)
Due to/from hotel managers	10,513	1,773	(6,795)
Restricted cash	520	(1,773)	1,217
Accounts payable and accrued expenses	3,872	(1,196)	959

Net cash provided by operating activities	80,538	129,501	148,698

Cash flows from investing activities:
Hotel acquisitions	—	—	(331,325)
Proceeds from sale of asset, net	—	—	35,405
Purchase of ground lease interest	(874)	—	—
Hotel capital expenditures	(24,692)	(65,116)	(56,412)
Receipt of deferred key money	—	5,000	5,250
Change in restricted cash	(2,465)	3,449	(4,210)

Net cash used in investing activities	(28,031)	(56,667)	(351,292)

Cash flows from financing activities:
Proceeds from mortgage debt	43,000	—	5,000
Repayments of mortgage debt	(73,409)	—	(18,392)
Repayments of credit facility	(57,000)	(116,000)	(108,000)
Draws on credit facility	—	173,000	108,000
Scheduled mortgage debt principal payments	(4,167)	(3,173)	(3,233)
Prepayment penalty on early extinguishment of debt	—	—	(1,972)
Payment of financing costs	(1,219)	(123)	(1,237)
Proceeds from sale of common stock	205,642	—	317,935
Payment of costs related to sale of common stock	(667)	—	(380)
Repurchase of shares	(1,057)	(49,434)	(2,720)
Payment of dividends	(80)	(93,047)	(82,325)

Net cash provided by (used in) financing activities	111,043	(88,777)	212,676

Net increase (decrease) in cash and cash equivalents	163,550	(15,943)	10,082
Cash and cash equivalents, beginning of period	13,830	29,773	19,691

Cash and cash equivalents, end of period	$177,380	$13,830	$29,773

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,595	$49,614	$50,560

Cash paid for income taxes	$1,023	$1,080	$1,867

Capitalized interest	$19	$259	$50

Non-Cash Financing Activities:
Unpaid dividends	$41,810	$—	$22,922

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that, as of February 26, 2010, owns a portfolio of 20 premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel manager, which are based on the revenues and profitability of the hotels.

As of December 31, 2009, we owned 20 hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of the operating partnership and currently owns, either directly or indirectly, all of the limited partnership units of the operating partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with United States generally accepted accounting principles, or GAAP. All intercompany accounts and transactions have been eliminated in consolidation. We have evaluated the need for disclosures and/or adjustments resulting from subsequent events through February 26, 2010.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The state of the overall economy can significantly impact hotel operational performance and thus, impact our financial position. Should any of our hotels experience a significant decline in operational performance, it may affect our ability to make distributions to our stockholders and service debt or meet other financial obligations.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued expenses and due to/from hotel manager. Due to their short maturities, the carrying amounts of cash and cash equivalents and accounts payable and accrued expenses approximate fair value. See Note 14 for disclosures on the fair value of mortgage debt.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Investments in hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value upon acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation is removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

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

We will classify a hotel as held for sale in the period that we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation expense. We will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

Goodwill

Goodwill represents the excess of our cost to acquire a business over the net amounts assigned to assets acquired and liabilities assumed. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Our goodwill is classified within other assets in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenues from operations of our hotels are recognized when the products or services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state and foreign income taxes.

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

We had no accruals for tax uncertainties as of December 31, 2009 and 2008.

Intangible Assets and Liabilities

Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment if events or circumstances indicate that the asset may be impaired.

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

Stock-based Compensation

We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of awards with service conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We have not issued awards with performance-based or market-based conditions.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as currently reported on the consolidated statement of operations adjusted for other comprehensive income items. We do not have any items of comprehensive (loss) income other than net (loss) income.

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

Hotel Working Capital

The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on our behalf. The liabilities incurred by the hotel managers are comprised of liabilities incurred on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.

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

Derivative Instruments

We may be party to interest rate swaps in the future, which are considered derivative instruments. The fair value of the interest rate swaps and interest rate caps would be on the consolidated balance sheet and gains or losses from the changes in the market value of the contracts would be recorded in other income or expense.

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

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yield Support

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

3.	Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Land	$220,445	$219,590
Land improvements	7,994	7,994
Building	1,671,821	1,658,227
Furniture, fixtures and equipment	270,042	259,154
Corporate office equipment and Construction in progress	1,009	1,651

	2,171,311	2,146,616
Less: accumulated depreciation	(309,224)	(226,400)

	$1,862,087	$1,920,216

As of December 31, 2009 and 2008, we had accrued capital expenditures of $0.5 million and $2.6 million, respectively.

In 2009, we acquired a 21% interest in the land under the Salt Lake City Marriott for approximately $0.9 million. This gives us a right of first refusal in the event that the other owners want to sell their interests in the entity and the right to veto the sale of the land to a third party.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the term of the non-cancelable term of the lease agreement. Amortization expense for the year ended December 31, 2009, was approximately $0.8 million, and is expected to total approximately $0.8 million each for 2010, 2011, 2012, 2013, and 2014.

We also own a favorable lease asset related for the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). We do not amortize the lease right, which has an indefinite useful life, but review the asset for impairment if events or circumstances indicate that the asset may be impaired. An impairment loss of $2.5 million was recognized in 2009.

	As of December 31,		As of December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Lease Right	$9,513	$9,513	$12,055	$12,055

The GAAP fair value hierarchy assigns a level to fair value measurements based on inputs used: Level 1 inputs are quoted prices in active markets for identical assets and liabilities; Level 2 inputs are inputs other

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than quoted market prices that are observable for the asset or liability, either directly or indirectly; or Level 3 inputs are unobservable inputs. The fair value of the lease right is in Level 3.

The fair value of the lease right was derived from a discounted cash flow model using the favorable difference between the estimated participating rents in accordance with the lease terms and the estimated market rents. The discount rate was estimated using a risk adjusted rate or return, the estimated participating rents were estimated based on a hypothetical completed 327-room hotel comparable to our Westin Boston Waterfront Hotel, and market rents were based comparable long-term ground leases in the City of Boston. The methodology used to fair value the lease right is consistent with the methodology used since acquisition of the lease right.

5.	Capital Stock

Common Shares

We are authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends when authorized by our board of directors out of assets legally available for the payment of dividends. We had 124,299,423 and 90,050,264 shares of common stock outstanding as of December 31, 2009 and 2008, respectively.

Follow-on Public Offering.  On April 17, 2009, we completed a follow-on public offering of our common stock. We sold 17,825,000 shares of common stock, including the underwriters’ overallotment of 2,325,000 shares, at an offering price of $4.85 per share. The net proceeds to us, after deduction of offering costs, were approximately $82.1 million.

Controlled Equity Offering Programs.  We initiated two separate controlled equity offering programs during 2009. Under the first program, which was initiated on July 31, 2009 and completed on October 14, 2009, we sold 10.2 million shares at an average price of $7.34 per share and raised net proceeds of $74.0 million. Under the second program, which was initiated on October 22, 2009, we sold 5.9 million shares at an average price of $8.37 per share and raised net proceeds of $49.0 million. As of December 31, 2009, we have approximately $25 million remaining under the second program.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. We had no shares of preferred stock outstanding as of December 31, 2009 and 2008.

Operating Partnership Units

Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our stockholders. As of December 31, 2009 and 2008, respectively, there were no Operating Partnership units held by unaffiliated third parties.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Stock Incentive Plan

As of December 31, 2009, we have issued or committed to issue 3,118,361 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended, including 1,719,376 shares of unvested restricted common stock and a commitment to issue 466,819 units of deferred common stock.

Restricted Stock Awards

As of December 31, 2009, we have awarded our officers and employees 3,068,447 shares of restricted common stock, including shares that have vested. Generally, shares issued to our officers and employees vest over a three-year period from the date of the grant based on continued employment, with the exception of one grant made in 2008 that vests in its entirety three years from the grant date. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations.

A summary of our restricted stock awards from January 1, 2007 to December 31, 2009 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value

Unvested balance at January 1, 2007	461,527	$12.57
Granted	199,885	17.99
Vested	(314,787)	11.27

Unvested balance at December 31, 2007	346,625	16.88
Granted	406,767	10.92
Vested	(147,583)	16.31

Unvested balance at December 31, 2008	605,809	13.02
Granted	1,517,435	2.82
Forfeited	(7,184)	14.61
Vested	(396,684)	9.77

Unvested balance at December 31, 2009	1,719,376	$4.76

The remaining share awards will vest as follows: 558,447 shares during 2010, 714,221 shares during 2011 and 446,708 during 2012. As of December 31, 2009, the unrecognized compensation cost related to restricted stock awards was $4.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. For the years ended December 31, 2009, 2008 and 2007, we recorded $5.7 million, $3.2 million and $3.4 million, respectively, of compensation expense related to restricted stock awards. The compensation expense recorded for the year ended December 31, 2009 included $1.6 million related to the retirement of our Executive Chairman and the termination of our Executive Vice President and General Counsel.

Deferred Stock Awards

At the time of our initial public offering, we made a commitment to issue 382,500 shares of deferred stock units to our senior executive officers. These deferred stock units are fully vested and represent the promise to issue a number of shares of our common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) June 1, 2010 (the “Deferral Period”). However, if an executive’s service is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the end of the Deferral

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Period. As of December 31, 2009, we have a commitment to issue 466,819 shares under this plan. The share commitment increased from 382,500 to 466,819 since our initial public offering because current dividends are not paid out but instead are effectively reinvested in additional deferred stock units based on the closing price of our common stock on the dividend payment date.

Stock Appreciation Rights and Dividend Equivalent Rights

We have awarded our executive officers stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”). The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance. Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of our common stock on the exercise date and the “strike price.” The strike price is equal to the closing price of our common stock on the SAR grant date. We simultaneously issued one DER for each SAR. The DER entitles the holder to the value of dividends issued on one share of common stock. No dividends are paid on a DER prior to vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date. Initially, the DER was to terminate upon exercise or expiration of each SAR. The Company amended the terms of the DERs in 2008. The amendment shortened the maturity from 10 years to 8 years from the grant date and eliminated the provision that required the awards to terminate, in whole or in part, upon the exercise of the SAR that was issued simultaneously with the DER. The modification did not result in an increase or a decrease in the fair value of the DERs. We measure compensation expense of the SAR/DER awards based upon the fair market value of these awards at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.

On March 4, 2008, we issued 300,225 SARs/DERs to our executive officers with an aggregate fair value of approximately $2.0 million. The strike price of the SARs is $12.59. The SARs were valued using a binomial option pricing model using the following assumptions, an expected life of seven years, a risk free rate of 3.17%, expected volatility of 29.8% and an expected dividend yield of 5.5% (the average dividend yield on the four dividend payment dates preceding the issuance of the SARs). The DERs were valued using a discounted cash flow model assuming a stream of dividends equal to 5.5% of the closing stock price on the New York Stock Exchange on the date that the DERs were issued over the seven year expected life of the instrument. For the years ended December 31, 2009 and 2008, we recorded approximately $1.1 million and $0.6 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	SARs/DERs	Value

Balance at January 1, 2008	—	—
Granted	300,225	$6.62
Exercised	—	—

Balance at December 31, 2008	300,225	6.62
Granted	—	—
Exercised	—	—

Balance at December 31, 2009	300,225	$6.62

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income available to common stockholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. Our unvested SARs are anti-dilutive for the years ended December 31, 2009 and 2008 and our unvested restricted stock awards are anti-dilutive for the year ended December 31, 2009.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2009, 2008 and 2007 (in thousands, except share and per share data):

	2009		2008	2007

Basic (Loss) Earnings per Share Calculation:
Numerator:
Net (loss) income		$(11,090)	$52,929	$68,309
Less: dividends on unvested restricted common stock		—	(389)	(483)

Net (loss) income after dividends on unvested restricted common stock		$(11,090)	$52,540	$67,826
Less: discontinued operations		—	—	(5,412)

Net (loss) income from continuing operations after dividends on unvested restricted common stock	$	(11,090)	$52,540	$62,414

Weighted-average number of common shares outstanding — basic		107,404,074	93,064,790	94,199,814

Basic (loss) earnings per share:
Continuing operations		(0.10)	$0.56	$0.66
Discontinued operations		—	—	0.06

Total		$(0.10)	$0.56	$0.72

Diluted (Loss) Earnings per Share Calculation:
Numerator:
Net (loss) income		$(11,090)	$52,929	$68,309
Less: dividends on unvested restricted common stock		—	(389)	(483)

Net (loss) income after dividends on unvested restricted common stock		$(11,090)	$52,540	$67,826
Less: discontinued operations		—	—	(5,412)

Net (loss) income from continuing operations after dividends on unvested restricted stock		$(11,090)	$52,540	$62,414

Weighted-average number of common shares outstanding — basic		107,404,074	93,064,790	94,199,814
Unvested restricted common stock		—	51,372	65,431
Unvested SARs		—	—	—

Weighted-average number of common shares outstanding — diluted		107,404,074	93,116,162	94,265,245

Diluted (loss) earnings per share:
Continuing operations		$(0.10)	$0.56	$0.66
Discontinued operations		—	—	0.06

Total		$(0.10)	$0.56	$0.72

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

We have incurred limited recourse, property specific mortgage debt on certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of December 31, 2009, ten of our 20 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger cash management provisions as well as restrictions on incurring additional debt without lender consent. As of December 31, 2009, we were in compliance with the financial covenants of our mortgage debt.

As of December 31, 2009, we had approximately $786.8 million of outstanding debt. The following table sets forth the debt obligations on our hotels.

				Maturity		Amortization
Property	Principal Balance	Debt per Key	Interest Rate	Date		Provisions
	(In thousands)

Frenchman’s Reef & Morning Star Marriott Beach Resort	$61,422	$122,355	5.44%	August 2015		30 years
Marriott Los Angeles Airport	82,600	82,271	5.30%	July 2015		Interest Only
Courtyard Manhattan / Fifth Avenue	51,000	275,676	6.48%	June 2016		30 years	(1)
Courtyard Manhattan / Midtown East	42,949	137,657	8.81%	October 2014		30 years
Orlando Airport Marriott	59,000	121,399	5.68%	January 2016		30 years	(2)
Marriott Salt Lake City Downtown	33,108	64,918	5.50%	January 2015		20 years
Renaissance Worthington	57,103	113,300	5.40%	July 2015		30 years	(3)
Chicago Marriott Downtown Magnificent Mile	219,595	183,301	5.975%	April 2016		30 years	(4)
Renaissance Austin	83,000	168,699	5.507%	December 2016		Interest Only
Renaissance Waverly	97,000	186,180	5.503%	December 2016		Interest Only
Senior unsecured credit facility	—		LIBOR + 1.25%	February 2011	(5)	Interest Only

Total debt	$786,777

Weighted-Average Interest Rate			5.86%

(1)	The debt has a five-year interest only period that commenced in May 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)	The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)	The debt had a four-year interest only period that expired in July 2009. The debt is currently amortizing based on a thirty-year schedule.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The debt had a 3.5 year interest only period that expired in October 2009. The debt is currently amortizing based on a thirty-year schedule.

(5)	The senior unsecured credit facility matures in February 2011. The Company has a one year extension option that will extend the maturity to 2012.

The aggregate debt maturities as of December 31, 2009 are as follows (in thousands):

2010	$5,902
2011	7,257
2012	7,930
2013	8,486
2014	50,081
Thereafter	707,121

$786,777

Mortgage Debt Refinancing and Repayments

On September 11, 2009, we refinanced the mortgage on our Courtyard Manhattan/Midtown East hotel with $43.0 million secured loan from Massachusetts Mutual Life Insurance Company, which matures on October 1, 2014. The mortgage bears a fixed interest rate of 8.81%.

On October 1, 2009, we repaid the 27.9 million loan secured by the Griffin Gate Marriott with corporate cash. The loan was scheduled to mature on January 1, 2010. On October 15, 2009, we repaid the $5.0 million loan secured by the Bethesda Marriott Suites with corporate cash. The mortgage debt was scheduled to mature in July 2010.

Mortgage Loan Default

As of December 31, 2009, we had not completed certain capital projects at Frenchman’s Reef and Morning Star Marriott Beach Resort (“Frenchman’s Reef”) as required by the mortgage loan secured by the hotel (the “Loan”). The Loan stipulated that we should complete certain capital projects by December 31, 2008 and December 31, 2009, respectively, or request an extension of the due date in accordance with the Loan. The failure to complete the capital projects or receive an extension resulted in a non-monetary Event of Default as of January 1, 2009. During an Event of Default the lender has the ability to charge default interest of 5 percentage points above the Loan’s stated interest rate. In addition, the lender has the right to declare that the Loan is due and payable, which will accelerate the maturity date of the Loan. As of February 26, 2010, the lender had not declared that the Loan is due and payable. The default interest on the Loan is $3.1 million for the year ended December 31, 2009.

We discovered the Event of Default during the fourth quarter of 2009. The default interest was not reflected in our unaudited consolidated financial statements as filed in the Form 10-Qs for each of the three quarters in the period from January 1, 2009 to September 11, 2009. The entire $3.1 million of default interest for the year ended December 31, 2009 was recorded during the fourth quarter. The $2.1 million of out of period default interest was recorded in the fourth quarter of 2009 and $0.7 million was not recognized for each of the three quarters during the period from January 1, 2009 to September 11, 2009. We have concluded that the out of period default interest is not material to our reported results of operations.

We are currently in discussions with the Loan master servicer and special servicer to obtain a waiver of the Event of Default and extend the due date of the capital projects to December 31, 2012. If we are unable to reach agreement with the loan servicers, there is a risk that the lender will exercise its right to accelerate the Loan. If the Loan is accelerated and we do not repay the outstanding

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of the Loan, which was $61.4 million as of December 31, 2009, the lender may commence foreclosure proceedings against Frenchman’s Reef, as well as exercise all of its other rights and remedies under the Loan agreement, mortgage and other related documents. None of our other loan agreements contain cross-default provisions that are triggered by the Event of Default under the Loan.

Senior Unsecured Credit Facility

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

Interest is paid on the periodic advances under the Facility at varying rates, based upon either LIBOR or the alternate base rate, plus an agreed upon additional margin amount. The interest rate depends upon our level of outstanding indebtedness in relation to the value of our assets from time to time, as follows:

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%

Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
		December 31,
	Covenant	2009

Maximum leverage ratio(1)	65%	50.3%
Minimum fixed charge coverage ratio	1.6x	1.76x
Minimum tangible net worth(2)	$892.3 million	$1.5 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%	0.0%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Tangible net worth” is defined as the gross book value of the Company’s real estate assets and other corporate assets less the Company’s total debt and all other corporate liabilities.

The Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

		Actual at
		December 31,
	Covenant	2009

Minimum implied debt service ratio	1.5x	N/A
Maximum unencumbered leverage ratio	65%	0.0%
Minimum number of unencumbered borrowing base properties	4	10
Minimum unencumbered borrowing base value	$150 million	$529.0 million
Percentage of total asset value owned by borrowers or guarantors	90%	100%

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees of $0.6 million, $2.6 million and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, on the Facility. As of December 31, 2009, we had no outstanding borrowings on the Facility.

9.	Discontinued Operations

On December 21, 2007, we sold the SpringHill Suites Atlanta Buckhead for $36.0 million, resulting in a gain of approximately $3.8 million, net of $0.1 million of income taxes. The gain is recorded in discontinued operations on the accompanying consolidated statements of operations. The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (in thousands):

Year Ended
December 31,
2007

Revenues	$6,483
Pre-tax income from operations	1,284
Gain on disposal, net of tax	3,783
Income tax benefit	345

Income from discontinued operations	$5,412

10.	Dividends

On January 29, 2010, we paid a dividend to stockholders of record as of December 28, 2009 in the amount of $0.33 per share. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay a portion of that dividend in shares of common stock and the remainder in cash. As a result, we paid approximately $4.1 million of the dividend in cash and issued 3.9 million shares of our common stock. The following table sets forth the dividends on common shares for the years ended December 31, 2009 and 2008:

		Dividend per
Payment Date	Record Date	Share

April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25
January 29, 2010	December 28, 2009	$0.33

11.	Income Taxes

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries are subject to federal, state and foreign income taxes.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Current — Federal	$—	$—	$901
State	535	665	752
Foreign	—	87	314

	535	752	1,967
Deferred — Federal	(17,299)	(8,330)	1,803
State	(3,882)	(1,978)	426
Foreign	(385)	180	723

	(21,566)	(10,128)	2,952

Income tax (benefit) provision(1)	$(21,031)	$(9,376)	$4,919

(1)	Amounts for the year ended December 31, 2007 includes $0.3 million of income tax benefit included in discontinued operations.

A reconciliation of the statutory federal tax provision to our income tax (benefit) provision is as follows (in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Statutory federal tax provision (35)%	$(11,243)	$15,663	$23,856
Tax impact of REIT election	(7,757)	(24,565)	(20,353)
State income tax (benefit) provision, net of federal tax benefit	(2,176)	(854)	766
Foreign income tax provision	(126)	267	1,037
Other	271	113	(42)

Income tax (benefit) provision from continuing operations	$(21,031)	$(9,376)	$5,264

We are required to pay franchise taxes in certain jurisdictions. We expensed approximately $0.1 million of franchise taxes during each of the years ended December 31, 2009, 2008 and 2007, which are classified as corporate expenses in the accompanying consolidated statements of operations.

Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Deferred tax assets are included in prepaid and other assets and

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax liabilities are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The total deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2009	2008

Deferred income related to key money	$7,824	$8,065
Net operating loss carryforwards	41,213	16,208
Alternative minimum tax credit carryforwards	3,017	3,017

Deferred tax assets	52,054	27,290

Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(19,137)	(16,123)

Deferred tax liabilities	(23,397)	(20,383)

Deferred tax asset, net	$28,657	$6,907

We believe that we will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $3.5 million are expected to be recovered from taxes paid in prior years. Deferred tax assets of $19.1 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $29.5 million is dependent upon future taxable earnings of the TRS.

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary, and is subject to USVI income taxes. We are party to a tax agreement with the USVI that reduces the income tax rate to approximately 4%. This arrangement expired in February 2010. We are diligently working to extend this agreement, which, if extended, would relate back to the date of expiration, but we may not be successful. If the arrangement is not extended, we are subject to an income tax rate of 37.4%.

12.	Relationships with Managers

Our Hotel Management Agreements

We are a party to hotel management agreements with Marriott for 16 of our 20 properties owned as of December 31, 2009. The Vail Marriott Mountain Resort & Spa, is managed by an affiliate of Vail Resorts and is under a long-term franchise agreement with Marriott, the Westin Atlanta North at Perimeter is managed by Davidson Hotel Company LLC, the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton and the Westin Boston Waterfront Hotel is managed by Starwood.

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

	Date of	Initial
	Agreement	Term	Number of Renewal Terms

Austin Renaissance	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	6/2009	10 years	None
Bethesda Marriott Suites	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	3/2006	32 years	Two ten-year periods
Conrad Chicago	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	12/2004	30 years	None
Courtyard Manhattan/Midtown East	11/2004	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	9/2000	30 years	Two ten-year periods
Los Angeles Airport Marriott	9/2000	40 years	Two ten-year periods
Marriott Griffin Gate Resort	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	7/2005	30 years	None
Orlando Airport Marriott	11/2005	30 years	None
Renaissance Worthington	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	1/2005	40 years	None
Waverly Renaissance	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	6/2005	15 1/2 years	None

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the base management fee and incentive management fee, generally due and payable each fiscal year, for each of the Company’s hotel properties:

	Base Management		Incentive
	Fee(1)		Management Fee(2)

Austin Renaissance	3%		20%(3)
Atlanta Alpharetta Marriott	3%		25%(4)
Atlanta North at Perimeter Westin	2.5%		10%(5)
Bethesda Marriott Suites	3%		50%(6)
Boston Westin Waterfront	2.5%		20%(7)
Chicago Marriott Downtown	3%		20%(8)
Conrad Chicago	2.5	%(9)	15%(10)
Courtyard Manhattan/Fifth Avenue	5.5	%(11)	25%(12)
Courtyard Manhattan/Midtown East	5%		25%(13)
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%		25%(14)
Los Angeles Airport Marriott	3%		25%(15)
Marriott Griffin Gate Resort	3%		20%(16)
Oak Brook Hills Marriott Resort	3%		20% or 30%(17)
Orlando Airport Marriott	3%		20% or 25%(18)
Renaissance Worthington	3%		25%(19)
Salt Lake City Marriott Downtown	3%		20%(20)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%(21)
Torrance Marriott South Bay	3%		20%(22)
Waverly Renaissance	3%		20%(23)
Vail Marriott Mountain Resort & Spa	3%		20%(24)

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.9 million and (ii) 10.75% of certain capital expenditures.

(4)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(5)	Calculated as a percentage of operating profits after a pre-set dollar amount of owner’s priority beginning in 2010. The owner’s priority is $3.0 million in 2010, $3.7 million on 2011, $4.2 million in 2012, $4.7 million in 2013, $5.0 million in 2014. In 2015 and thereafter, the owner’s priority adjusts annually based upon CPI. The incentive management fee cannot exceed 1.5% of total revenue.

(6)	Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner’s priority expires in 2027.

(7)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which resets with each sale.

(8)	Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

(9)	The base management fee will increase to 3% for fiscal year 2010 and thereafter.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Calculated as a percentage of operating profits after a pre-set dollar amount ($8.7 million in 2009 and $8.8 million in 2010) of owner’s priority. Beginning in fiscal year 2011, the incentive management fee will be based on 103% of the prior year cash flow.

(11)	The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(12)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(13)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(14)	Calculated as a percentage of operating profits in excess of the sum of (i) $9.2 million and (ii) 10.75% of certain capital expenditures.

(15)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(16)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.

(17)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 30%.

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.9 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(20)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of capital expenditures.

(21)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(22)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(23)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(24)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We recorded $19.6 million, $28.6 million and $29.8 million of management fees during the years ended December 31, 2009, 2008 and 2007, respectively. The management fees for the year ended December 31, 2009 were comprised of $4.3 million of incentive management fees and $15.3 million of base management fees. The management fees for the year ended December 31, 2008 were comprised of $9.7 million of incentive management fees and $18.9 million of base management fees. The management fees for the year ended December 31, 2007 were comprised of $11.1 million of incentive management fees and $18.7 million of base management fees.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yield Support

Marriott has provided us with operating cash flow guarantees for certain hotels and will reimburse an amount of their management fee if actual hotel operating income is less than a negotiated target net operating income. We refer to these guarantees as “yield support”. Yield support is recognized over the period earned if the yield support is not refundable and there is reasonable uncertainty of receipt at inception of the management agreement. Yield support is recorded as an offset to base management fees on the accompanying consolidated statement of operations. We earned $0.9 million ($0.1 million of which is classified in discontinued operations on the accompanying statement of operations) of yield support during the year ended December 31, 2007. We did not earn any yield support during the years ended December 31, 2009 and 2008 and are not entitled to any further yield support at any of our hotels.

Key Money

Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired or the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Marriott has provided us with key money of approximately $22 million in the aggregate in connection with the acquisitions of six of our hotels and in exchange for the renovation of certain hotels. Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees on the accompanying consolidated statements of operations. We amortized $0.6 million of key money during each of the years ended December 31, 2009 and 2008 and $0.4 million during the year ended December 31, 2007.

Franchise Agreements

The following table sets forth the terms of our franchise agreements for our two franchised hotels:

	Date of	Initial
	Agreement	Term(1)	Franchise Fee

Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales

(1)	There are no renewal options under either franchise agreement.

We recorded $1.9 million, $2.8 million and $2.7 million of franchise fees during the years ended December 31, 2009, 2008 and 2007, respectively.

13.	Commitments and Contingencies

Litigation

We are not involved in any material litigation nor, to its knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ground Leases

Four of the our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•	The Bethesda Marriott Suites is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•	The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the Crossroads Plaza Mall. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017. In 2009, we acquired a 21% interest in the land under the hotel for approximately $0.9 million. This gives us the right of first refusal in the event that the other owners want to sell their interests in the entity and the right to veto the sale of the land to a third party.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

In addition, two of the golf courses adjacent to two of our hotels are subject to a ground lease agreement:

•	The golf course which is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•	The golf course which is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

Finally, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options contained in each ground lease.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground leases covering the Salt Lake City Marriott Downtown extension and a portion of the Marriott Griffin Gate Resort golf course, our share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property. We record ground rent payments on a straight-line basis as required by U.S. generally accepted accounting principles.

Ground rent expense was $9.6 million, $9.8 million and $9.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash paid for ground rent was $1.9 million, $2.0 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual rental commitments under non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

2010	3,486
2011	2,845
2012	2,727
2013	2,571
2014	2,429
Thereafter	631,512

$645,570

14.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2009 and 2008 are as follows:

	As of December 31,		As of December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

Mortgage Debt	$786,777	$670,936	$878,353	$750,899

We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximates fair value due to the short-term nature of these financial instruments.

15.	Segment Information

We aggregate our operating segments using the criteria established by GAAP, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of and for the years ending December 31, 2009, 2008 and 2007.

	Revenues			Investment
	2009	2008	2007	2009	2008	2007
	(In thousands)			(In thousands)

Chicago	$128,125	$148,254	$159,062	$551,481	$542,628	$519,859
Los Angeles	68,484	84,176	84,138	211,158	209,130	206,648
Atlanta	56,746	68,425	73,381	239,475	237,307	233,947
Boston	65,517	72,993	68,879	351,111	350,010	339,391
US Virgin Islands	48,159	54,729	54,725	91,403	87,138	86,030
New York	36,672	49,730	50,313	126,213	124,956	123,940
Other	171,978	214,927	220,435	565,758	559,294	543,148

Total	$575,681	$693,234	$710,933	$2,136,599	$2,110,463	$2,052,963

DIAMONDROCK HOSPITALITY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Operating Results (Unaudited)

	2009 Quarter Ended
	March 27	June 19	September 11	December 31
	(In thousands, except per share data)

Total revenue	$118,544	$143,607	$137,800	$175,730
Total operating expenses	$118,400	$133,484	$130,589	$174,088

Operating income	$144	$10,123	$7,211	$1,642

Net (loss) income	$(5,293)	$2,457	$761	$(9,015)

Basic and diluted (loss) earnings per share	$(0.06)	$0.02	$0.01	$(0.07)

	2008 Quarter Ended
	March 23	June 15	September 7	December 31
	(In thousands, except per share data)

Total revenue	$132,863	$181,016	$161,395	$217,960
Total operating expenses	$121,152	$147,277	$140,841	$191,655

Operating income	$11,711	$33,739	$20,554	$26,305

Net income	$5,177	$21,755	$12,212	$13,785

Basic and diluted earnings per share	$0.05	$0.23	$0.13	$0.15

DiamondRock Hospitality Company
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2009 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life

The Lodge at Sonoma, a Renaissance Resort and Spa	$—	$3,951	$22,720	$251	$3,951	$22,971	$26,922	$(4,170)	$22,752	2004	40 Years
Courtyard Midtown Manhattan East	(42,949)	16,500	54,812	1,246	16,500	56,058	72,558	(7,056)	65,502	2004	40 Years
Marriott Salt Lake City Downtown	(33,108)	—	45,815	2,058	855	47,018	47,873	(5,870)	42,003	2004	40 Years
Courtyard Manhattan/Fifth Avenue	(51,000)	—	34,685	1,790	—	36,475	36,475	(4,597)	31,878	2004	40 Years
Marriott Griffin Gate Resort	—	7,869	33,352	2,123	7,869	35,475	43,344	(4,418)	38,926	2004	40 Years
Marriott Bethesda Suites	—	—	45,656	1,052	—	46,708	46,708	(5,823)	40,885	2004	40 Years
Torrance Marriott South Bay	—	7,241	48,232	3,791	7,241	52,023	59,264	(6,422)	52,842	2005	40 Years
Marriott Atlanta Alpharetta	—	3,623	33,503	239	3,623	33,742	37,365	(3,828)	33,537	2005	40 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	(61,422)	17,713	50,697	1,979	17,713	52,676	70,389	(5,834)	64,555	2005	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	3,502	24,100	86,579	110,679	(9,721)	100,958	2005	40 Years
Renaissance Worthington	(57,103)	15,500	63,428	948	15,500	64,376	79,876	(7,236)	72,640	2005	40 Years
Vail Marriott Mountain Resort	—	5,800	52,463	1,237	5,800	53,700	59,500	(6,007)	53,493	2005	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	2,295	9,500	41,423	50,923	(4,601)	46,322	2005	40 Years
Orlando Airport Marriott	(59,000)	9,769	57,803	1,981	9,769	59,784	69,553	(6,007)	63,546	2005	40 Years
Chicago Marriott	(219,595)	36,900	347,921	16,649	36,900	364,570	401,470	(33,473)	367,997	2006	40 Years
Westin Atlanta North at Perimeter	—	7,490	51,124	709	7,490	51,833	59,323	(4,765)	54,558	2006	40 Years
Conrad Chicago	—	31,650	76,961	1,350	31,650	78,311	109,961	(6,110)	103,851	2006	40 Years
Waverly Renaissance	(97,000)	12,701	110,461	1,724	12,701	112,185	124,886	(8,603)	116,283	2006	40 Years
Austin Renaissance	(83,000)	9,283	93,815	1,273	9,283	95,088	104,371	(7,265)	97,106	2006	40 Years
Boston Westin Waterfront	—	—	273,696	15,124	—	288,820	288,820	(20,834)	267,986	2007	40 Years

Total	$(786,777)	$219,590	$1,619,349	$61,321	$220,445	$1,679,815	$1,900,260	$(162,640)	$1,737,620

DiamondRock Hospitality Company
Schedule III — Real Estate and Accumulated Depreciation — (Continued)
As of December 31, 2009 (in thousands)

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2009, 2008 and 2007 is as follows:

Balance at December 31, 2006	$1,604,227
Additions:
Acquisitions	273,696
Capital expenditures	12,433
Deductions:
Dispositions and other	(31,979)

Balance at December 31, 2007	1,858,377
Additions:
Capital expenditures	27,434

Balance at December 31, 2008	$1,885,811

Additions:
Acquisition	855
Capital expenditures	15,382
Adjustments to purchase accounting	(1,788)

Balance at December 31, 2009	$1,900,260

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2009, 2008 and 2007 is as follows:

Balance at December 31, 2006	$38,507
Depreciation and amortization	41,549
Dispositions and other	(1,699)

Balance at December 31, 2007	78,357
Depreciation and amortization	41,693

Balance at December 31, 2008	120,050
Depreciation and amortization	42,590

Balance at December 31, 2009	$162,640

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $1,806,455 as of December 31, 2009.