Form 10-Q
period 2010-03-26
DiamondRock Hospitality Co
filed 2010-05-05
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 131,291,682 shares of its $0.01 par value common stock outstanding as of May 5, 2010.

Item I. Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 26, 2010 and December 31, 2009
(in thousands, except share amounts)

	March 26, 2010	December 31, 2009
	(Unaudited)

ASSETS
Property and equipment, at cost	$2,175,430	$2,171,311
Less: accumulated depreciation	(328,210)	(309,224)

	1,847,220	1,862,087

Deferred financing costs, net	3,549	3,624
Restricted cash	37,120	31,274
Due from hotel managers	50,365	45,200
Favorable lease assets, net	37,145	37,319
Prepaid and other assets	57,230	58,607
Cash and cash equivalents	181,402	177,380

Total assets	$2,214,031	$2,215,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Mortgage debt	$785,263	$786,777
Senior unsecured credit facility	—	—

Total debt	785,263	786,777

Deferred income related to key money, net	19,633	19,763
Unfavorable contract liabilities, net	82,287	82,684
Due to hotel managers	30,336	29,847
Dividends declared and unpaid	—	41,810
Accounts payable and accrued expenses	70,286	79,104

Total other liabilities	202,542	253,208

Stockholders’ Equity:

Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 131,053,682 and 124,299,423 shares issued and outstanding at March 26, 2010 and December 31, 2009, respectively	1,311	1,243
Additional paid-in capital	1,370,165	1,311,053
Accumulated deficit	(145,250)	(136,790)

Total stockholders’ equity	1,226,226	1,175,506

Total liabilities and stockholders’ equity	$2,214,031	$2,215,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended March 26, 2010 and March 27, 2009
(in thousands, except per share amounts)

	Fiscal Quarter Ended	Fiscal Quarter Ended
	March 26, 2010	March 27, 2009
	(Unaudited)	(Unaudited)

Revenues:

Rooms	$71,648	$75,116
Food and beverage	35,552	36,890
Other	5,628	6,538

Total revenues	112,828	118,544

Operating Expenses:

Rooms	20,073	19,982
Food and beverage	24,725	26,581
Management fees	3,072	3,327
Other hotel expenses	44,629	46,024
Depreciation and amortization	18,907	18,717
Corporate expenses	3,351	3,769

Total operating expenses	114,757	118,400

Operating (loss) profit	(1,929)	144

Other Expenses (Income):

Interest income	(81)	(83)
Interest expense	8,126	11,498

Total other expenses	8,045	11,415

Loss before income taxes	(9,974)	(11,271)

Income tax benefit	1,628	5,978

Net loss	$(8,346)	$(5,293)

Loss per share:

Basic and diluted loss per share	$(0.07)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Quarters Ended March 26, 2010 and March 27, 2009
(in thousands)

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 26, 2010	March 27, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(8,346)	$(5,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	18,907	18,717
Corporate asset depreciation as corporate expenses	34	34
Non-cash ground rent	1,789	1,787
Non-cash financing costs as interest expense	227	193
Non-cash reversal of penalty interest	(3,134)	—
Amortization of unfavorable contract liabilities	(397)	(397)
Amortization of deferred income	(130)	(130)
Stock-based compensation	786	1,207
Changes in assets and liabilities:
Prepaid expenses and other assets	1,377	1,658
Restricted cash	917	1,383
Due to/from hotel managers	(4,676)	3,570
Accounts payable and accrued expenses	(6,769)	(8,886)

Net cash provided by operating activities	585	13,843

Cash flows from investing activities:
Hotel capital expenditures	(4,604)	(7,293)
Change in restricted cash	(6,763)	143

Net cash used in investing activities	(11,367)	(7,150)

Cash flows from financing activities:
Repayments of credit facility	—	(5,000)
Scheduled mortgage debt principal payments	(1,513)	(1,002)
Repurchase of common stock	(2,023)	(158)
Proceeds from sale of common stock, net	22,816	—
Payment of financing costs	(153)	—
Payment of cash dividends	(4,323)	(80)

Net cash provided by (used in) financing activities	14,804	(6,240)

Net increase in cash and cash equivalents	4,022	453
Cash and cash equivalents, beginning of period	177,380	13,830

Cash and cash equivalents, end of period	$181,402	$14,283

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,633	$11,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 20 premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel manager, which are based on the revenues and profitability of the hotels.
As of March 26, 2010, we owned 20 hotels, comprising 9,586 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K dated February 26, 2010.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 26, 2010 and the results of our operations and cash flows for the fiscal quarters ended March 26, 2010 and March 27, 2009. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.
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
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, or Westin Boston Waterfront Hotel for the month of operations that ends after its fiscal quarter-end because neither Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotel Company, Vail Resorts nor Marriott make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, and the Westin Boston Waterfront Hotel as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
Investment in Hotels
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
Loss Per Share
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
Stock-based Compensation
We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of awards with service conditions and market conditions based on the grant-date fair value of the award. For awards based on market conditions, the grant-date fair value is derived using an open form valuation model. The cost of the award is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Income Taxes
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
Intangible Assets and Liabilities
Intangible assets and liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but review these assets for impairment annually and if events or circumstances indicate that the asset may be impaired.
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

3. Property and Equipment
Property and equipment as of March 26, 2010 (unaudited) and December 31, 2009 consists of the following (in thousands):

	March 26, 2010	December 31, 2009

Land	$220,445	$220,445
Land improvements	7,994	7,994
Buildings	1,672,787	1,671,821
Furniture, fixtures and equipment	273,125	270,042
CIP and corporate office equipment	1,079	1,009

	2,175,430	2,171,311
Less: accumulated depreciation	(328,210)	(309,224)

	$1,847,220	$1,862,087

4. Favorable Lease Assets
In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the term of the non-cancelable term of the lease agreement.
We also own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). We do not amortize the lease right but review the asset for impairment if events or circumstances indicate that the asset may be impaired. We have not recorded any impairment losses during 2010. As of March 26, 2010, the carrying amount of the lease right is $9.5 million.
The U.S. GAAP fair value hierarchy assigns a level to fair value measurements based on inputs used: Level 1 inputs are quoted prices in active markets for identical assets and liabilities; Level 2 inputs are inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly; or Level 3 inputs are unobservable inputs. The fair value of the lease right is a Level 3 measurement and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents in accordance with the lease terms and the estimated market rents. The discount rate was estimated using a risk adjusted rate of return, the estimated participating rents were estimated based on a hypothetical completed 327-room hotel comparable to our Westin Boston Waterfront Hotel, and market rents were based on comparable long-term ground leases in the City of Boston. The methodology used to determine the fair value of the lease right is consistent with the methodology used since acquisition of the lease right.
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
Stock Dividend. On January 29, 2010, we paid a dividend to stockholders of record as of December 28, 2009 in the amount of $0.33 per share. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay up to 90% of that dividend in shares of common stock and the remainder in cash. Based on stockholder elections, we paid the dividend in the form of approximately 3.9 million shares of common stock and $4.3 million of cash.

Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed our previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of $25.1 million. Of the shares sold during the quarter, 0.2 million shares, representing net proceeds of $2.3 million, settled subsequent to March 26, 2010.
Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 26, 2010 and December 31, 2009, there were no shares of preferred stock outstanding.
Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 26, 2010 and December 31, 2009, there were no operating partnership units held by unaffiliated third parties.
6. Stock Incentive Plans
We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,307,836 shares as of March 26, 2010. In addition to these shares, additional shares could be issued related to the Stock Appreciation Rights and Market Stock Unit awards as further described below.
In April 2010, our board of directors approved an amendment to the Incentive Plan primarily to add a deferred compensation program, which will permit non-employee directors to elect to defer the receipt of the annual unrestricted stock award under the Incentive Plan that is generally made to non-employee directors following the Company’s annual stockholders meeting. Those non-employee directors who elect to defer such awards will instead be granted an award of deferred stock units under the Incentive Plan. The deferred stock units will be settled in shares of stock in a lump sum six months after a director ceases to be a member of our board of directors.
Restricted Stock Awards
Restricted stock awards issued to our officers and employees vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.
A summary of our restricted stock awards from January 1, 2010 to March 26, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2010	1,719,376	$4.76
Granted	356,425	8.41
Additional shares from dividends	46,206	9.57
Vested	(573,848)	5.19

Unvested balance at March 26, 2010	1,548,159	$5.49

The remaining share awards are expected to vest as follows: 848,428 shares during 2011, 580,918 shares during 2012 and 118,813 during 2013. As of March 26, 2010, the unrecognized compensation cost related to restricted stock awards was $6.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. For the fiscal quarters ended March 26, 2010 and March 27, 2009, we recorded $0.7 million and $1.1 million, respectively, of compensation expense related to restricted stock awards.

Deferred Stock Awards
At the time of our initial public offering, we made a commitment to issue 382,500 shares of deferred stock units to our senior executive officers. These deferred stock units are fully vested and represent the promise to issue a number of shares of our common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). However, if an executive’s service with the Company is terminated for “cause” prior to the expiration of the Deferral Period, all deferred stock unit awards will be forfeited. The executive officers are restricted from transferring these shares until the fifth anniversary of the initial public offering completion date, which is June 2010. As of March 26, 2010, we have a commitment to issue 482,715 shares under this plan. The share commitment increased from 382,500 to 482,715 since our initial public offering because current dividends are not paid out but instead are effectively reinvested in additional deferred stock units based on the closing price of our common stock on the dividend payment date.
Stock Appreciation Rights and Dividend Equivalent Rights
In 2008, we awarded our executive officers stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”). The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the tenth anniversary of issuance. Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of our common stock on the exercise date and the “strike price.” The strike price is equal to the closing price of our common stock on the SAR grant date. We simultaneously issued one DER for each SAR. The DER entitles the holder to the value of dividends issued on one share of common stock. No dividends are paid on a DER prior to vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date. We measure compensation expense of the SAR/DER awards based upon the fair market value of these awards at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. For the fiscal quarters ended March 26, 2010 and March 27, 2009, we recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs from January 1, 2010 to March 26, 2010 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	SARs/DERs	Value
Balance at January 1, 2010	300,225	$6.62
Granted	—	—
Exercised	—	—

Balance at March 26, 2010	300,225	$6.62

As of March 26, 2010, approximately two-thirds of the SAR/DER awards were vested. The remainder is expected to vest in March 2011. As of March 26, 2010, the unrecognized compensation cost related to the SAR/DER awards was $0.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately one year.
Market Stock Units
We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant, subject to the achievement of certain levels of total stockholder return over the vesting period (the “Performance Period”). We do not pay dividends on the shares of common stock underlying the MSUs; instead, the dividends are effectively reinvested as each of the executive officers is credited with an additional number of MSUs that have a fair market value (based on the closing stock price on the day the dividend is paid) equal to the amount of the dividend that would have been awarded for those shares.
Each executive officer was granted a target number of MSUs (the “Target Award”). The actual number of MSUs that will be earned, if any, and converted to common stock at the end of the Performance Period is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than negative 50%. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award.

On March 3, 2010, we issued 84,854 MSUs to our executive officers with an aggregate fair value of $0.8 million, or $9.87 per share. We used a Monte Carlo simulation model to determine the grant-date fair value of the awards using the following assumptions: expected volatility of 68% and a risk-free rate of 1.33%. We recorded approximately $21,000 of compensation expense related to the MSUs during the fiscal quarter ended March 26, 2010. As of March 26, 2010, the unrecognized compensations costs related to the MSU awards was $0.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 34 months.
7. Loss Per Share
Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss available to common stockholders that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. Our unvested restricted stock, unexercised SARs and unvested MSUs are anti-dilutive for the fiscal quarters ended March 26, 2010 and March 27, 2009.
The following is a reconciliation of the calculation of basic and diluted loss per share (in thousands, except share and per share data):

	Fiscal Quarter	Fiscal Quarter
	Ended March 26,	Ended March 27,
	2010	2009
	(unaudited)	(unaudited)
Basic Loss per Share Calculation:
Numerator:
Net loss	$(8,346)	$(5,293)
Less: dividends on unvested restricted common stock	—	—

Net loss after dividends on unvested restricted common stock	$(8,346)	$(5,293)

Weighted-average number of common shares outstanding—basic	127,747,674	90,551,505

Basic loss per share	$(0.07)	$(0.06)

Diluted Loss per Share Calculation:
Numerator:
Net loss	$(8,346)	$(5,293)
Less: dividends on unvested restricted common stock	—	—

Net loss after dividends on unvested restricted common stock	$(8,346)	$(5,293)

Weighted-average number of common shares outstanding—basic	127,747,674	90,551,505

Unvested restricted common stock	—	—
Unexercised SARs	—	—
Unvested MSUs	—	—

Weighted-average number of common shares outstanding—diluted	127,747,674	90,551,505

Diluted loss per share	$(0.07)	$(0.06)

8. Debt
We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of March 26, 2010, ten of our 20 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 26, 2010, we were in compliance with the financial covenants of our mortgage debt. Subsequent to the end of the first quarter, the lender on the Courtyard Manhattan/Midtown East mortgage notified us that the cash trap provision was triggered.

The following table sets forth information regarding the Company’s debt as of March 26, 2010 (unaudited), in thousands:

	Principal
	Balance	Interest Rate
Courtyard Manhattan / Midtown East	$42,876	8.81%
Marriott Salt Lake City Downtown	32,757	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Renaissance Worthington	56,906	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	61,199	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	218,925	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Senior unsecured credit facility	—	LIBOR + 1.25

Total debt	$785,263

Weighted-Average Interest Rate		5.86%

Mortgage Loan Modification
As of December 31,2009, we had not completed certain capital projects at Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) as required by the mortgage loan secured by the hotel (the “Loan”). As a result, we had accrued $3.1 million of penalty interest as of December 31, 2009. During the fiscal quarter ended March 26, 2010, we amended certain provisions of the Loan. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011, respectively, for the completion date of certain lender required capital projects. In conjunction with the Loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the modification, we reversed the $3.1 million accrual for penalty interest, which was recorded as an offset to interest expense in the accompanying condensed consolidated statement of operations.
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

	Leverage Ratio
	60% or Greater	55% to 60%	50% to 55%	Less Than 50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
			March 26,
	Covenant		2010
Maximum leverage ratio(1)	65%		51.0%
Minimum fixed charge coverage ratio	1.6	x	1.81	x
Minimum tangible net worth(2)	$892.3 million		$1.6 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		0.0%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which ranges from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Tangible net worth” is defined as the gross book value of the Company’s real estate assets and other corporate assets less the Company’s total debt and all other corporate liabilities.

The Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
			March 26,
	Covenant		2010
Minimum implied debt service ratio	1.5	x	N/A
Maximum unencumbered leverage ratio	65%		0.0%
Minimum number of unencumbered borrowing base properties	4		10
Minimum unencumbered borrowing base value	$150 million		$525.4 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% and 0.125% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees of $0.1 million and $0.3 million for the fiscal quarters ended March 26, 2010 and March 27, 2009, respectively, on the Facility. As of March 26, 2010, we had no outstanding borrowings on the Facility.
We have reached agreement on a term sheet with certain lenders for a new $200 million unsecured credit facility with a three-year term and a one year extension option. There can be no assurances, however, that we will enter into the proposed credit facility as it remains subject to a variety of conditions, including the negotiation and execution of definitive loan agreements satisfactory to us and the satisfaction of closing conditions.
9. Fair Value of Financial Instruments
The fair value of certain financial assets and liabilities and other financial instruments as of March 26, 2010 (unaudited) and December 31, 2009, in thousands, are as follows:

	As of March 26,		As of December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Debt	$785,263	$728,865	$786,777	$670,936
We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying values of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.
10. Commitments and Contingencies
Litigation
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.
Income Taxes
We had no accruals for tax uncertainties as of March 26, 2010 and December 31, 2009. As of March 26, 2010, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”), and is subject to U.S. Virgin Island (“USVI”) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010. We are working to extend this agreement, which, if extended, would be effective as of the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort is subject to an income tax rate of 37.4%.

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
Overview
We are a lodging-focused real estate company that, as of May 5, 2010, owns a portfolio of 20 premium hotels and resorts that contain approximately 9,600 guestrooms. We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel manager, which are based on the revenues and profitability of the hotels.
Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and long-term capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on acquiring, owning, and measured recycling of high quality, branded lodging properties in North America with superior long-term growth prospects and high barrier-to-entry for new supply. In addition, we are committed to enhancing the value of our platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following sound corporate governance practices.
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
We have always strived to operate our business with prudent leverage. During 2009, a year that experienced a significant industry downturn, we focused on preserving and enhancing our liquidity. Based on a comprehensive action plan, which included equity offerings and debt repayment, we achieved that goal.
As of March 26, 2010, we had $181.4 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of March 26, 2010, we had $785.3 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of approximately 5.8 years, with no maturities until late 2014. In addition, we currently have ten hotels unencumbered by debt and no corporate-level debt outstanding.
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
We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the regulations governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.
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
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the fiscal quarter ended March 26, 2010, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
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

Our Hotels
The following table sets forth certain operating information for each of our hotels for the period from January 1, 2010 to March 26, 2010.

						%
		Number				Change
		of				from 2009
Property	Location	Rooms	Occupancy	ADR($)	RevPAR($)	RevPAR

Chicago Marriott	Chicago, Illinois	1,198	52.0%	$146.43	$76.21	(13.7%)
Los Angeles Airport Marriott	Los Angeles, California	1,004	82.9%	106.43	88.24	(4.5%)
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	49.3%	154.19	76.04	(2.1%)
Renaissance Waverly Hotel	Atlanta, Georgia	521	69.7%	130.48	90.93	4.6%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	53.5%	137.90	73.78	(9.0%)
Renaissance Worthington	Fort Worth, Texas	504	76.2%	155.34	118.38	(0.3%)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	82.4%	294.01	242.25	3.4%
Renaissance Austin Hotel	Austin, Texas	492	63.7%	145.30	92.61	(6.0%)
Torrance Marriott South Bay	Los Angeles County, California	487	81.7%	99.19	81.00	8.2%
Orlando Airport Marriott	Orlando, Florida	486	80.6%	106.65	85.92	(12.9%)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	49.4%	105.58	52.20	(1.7%)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	36.6%	103.85	38.06	2.4%
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	67.3%	101.97	68.62	(5.9%)
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	82.0%	302.83	248.44	8.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	68.7%	120.67	82.86	6.4%
Courtyard Manhattan/Midtown East	New York, New York	312	77.3%	184.21	142.44	(10.3%)
Conrad Chicago (1)	Chicago, Illinois	311	51.3%	144.27	74.03	(15.7%)
Bethesda Marriott Suites	Bethesda, Maryland	272	57.3%	164.83	94.38	(15.2%)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	82.4%	204.03	168.11	(5.1%)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	47.4%	152.71	72.35	13.1%

TOTAL/WEIGHTED AVERAGE		9,586	65.5%	$145.34	$95.15	(3.7%)

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The period from January 1, 2010 to March 26, 2010 includes the operations for the period from January 1, 2010 to February 28, 2010 for these five hotels.
Results of Operations
During the fiscal quarter ended March 26, 2010, our hotels continued to operate in a challenging economic environment. Lodging fundamentals have historically correlated with several key economic indicators such as GDP growth, employment trends, corporate profits, consumer confidence and business investment. As some of these economic indicators have begun to improve, our hotels experienced improvement in demand during the quarter, although average daily rates were lower. As demand continues to strengthen, we expect pricing to improve later in 2010.
Comparison of the Fiscal Quarter Ended March 26, 2010 to the Fiscal Quarter Ended March 27, 2009
Our net loss for the fiscal quarter ended March 26, 2010 was $8.3 million compared to a net loss of $5.3 million for the fiscal quarter ended March 27, 2009.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended March 26, 2010 and March 27, 2009, respectively, consisted of the following (in thousands):

	Fiscal Quarter	Fiscal Quarter
	Ended March	Ended March
	26, 2010	27, 2009	% Change
Rooms	$71,648	$75,116	(4.6%)
Food and beverage	35,552	36,890	(3.6%)
Other	5,628	6,538	(13.9%)

Total revenues	$112,828	$118,544	(4.8%)

Individual hotel revenues for the fiscal quarters ended March 26, 2010 and March 27, 2009, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended March	Ended March
	26, 2010	27, 2009	% Change

Los Angeles Airport Marriott	$12.3	$13.0	(5.4%)
Chicago Marriott	12.1	14.7	(17.7%)
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	10.7	10.0	7.0%
Renaissance Worthington	7.9	8.5	(7.1%)
Renaissance Waverly Hotel	7.8	7.2	8.3%
Renaissance Austin Hotel	7.1	7.6	(6.6%)
Westin Boston Waterfront Hotel (1)	6.9	7.0	(1.4%)
Vail Marriott Mountain Resort & Spa (1)	6.6	6.1	8.2%
Orlando Airport Marriott	5.5	6.6	(16.7%)
Salt Lake City Marriott Downtown	5.1	5.6	(8.9%)
Torrance Marriott South Bay	4.5	4.6	(2.2%)
Courtyard Manhattan/Midtown East	4.0	4.5	(11.1%)
Marriott Griffin Gate Resort	3.8	3.7	2.7%
Marriott Atlanta Alpharetta	3.4	3.1	9.7%
Bethesda Marriott Suites	3.0	3.5	(14.3%)
Oak Brook Hills Marriott Resort	2.9	3.0	(3.3%)
Courtyard Manhattan/Fifth Avenue	2.7	2.9	(6.9%)
Westin Atlanta North at Perimeter (1)	2.4	2.5	(4.0%)
The Lodge at Sonoma, a Renaissance Resort & Spa	2.3	2.2	4.6%
Conrad Chicago (1)	1.8	2.2	(18.2%)

Total	$112.8	$118.5	(4.8%)

(1)	The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended March 26, 2010 and March 27, 2009 include the operations for the period from January 1, 2010 to February 28, 2010 for these five hotels.
Our total revenues declined $5.7 million, or 4.8%, from $118.5 million for the fiscal quarter ended March 27, 2009 to $112.8 million for the fiscal quarter ended March 26, 2010, reflecting the continued weakness in lodging fundamentals. The decline reflects a 3.7 percent decline in RevPAR, which is the result of a 6.2 percent decrease in ADR offset by a 1.8 percentage point increase in occupancy. The following are the key hotel operating statistics for our hotels for the fiscal quarters ended March 26, 2010 and March 27, 2009, respectively.

	Fiscal Quarter	Fiscal Quarter
	Ended March	Ended March
	26, 2010	27, 2009	% Change
Occupancy %	65.5%	63.7%	1.8 percentage points
ADR	$145.34	$155.00	(6.2%)
RevPAR	$95.15	$98.80	(3.7%)
Food and beverage revenues decreased 3.6% from 2009, reflecting a decline in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 13.9% from 2009.

Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended March 26, 2010 and March 27, 2009, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended March	Ended March
	26, 2010	27, 2009	% Change
Rooms departmental expenses	$20.1	$20.0	0.5%
Food and beverage departmental expenses	24.7	26.6	(7.1%)
Other departmental expenses	5.5	6.4	(14.1%)
General and administrative	11.1	11.1	0.0%
Utilities	5.0	5.4	(7.4%)
Repairs and maintenance	6.1	6.2	(1.6%)
Sales and marketing	8.5	8.7	(2.3%)
Base management fees	3.0	3.1	(3.2%)
Incentive management fees	0.1	0.2	(50.0%)
Property taxes	6.2	6.0	3.3%
Ground rent- Contractual	0.4	0.4	0.0%
Ground rent- Non-cash	1.8	1.8	0.0%

Total hotel operating expenses	$92.5	$95.9	(3.5%)

Our hotel operating expenses decreased $3.4 million or 3.5%, from $95.9 million for the fiscal quarter ended March 27, 2009 to $92.5 million for the fiscal quarter ended March 26, 2010. We continue to work with our hotel managers to lower operating expenses. The primary driver for the decrease in operating expenses is an overall decline in wages and benefits. As a result of continuing these cost-containment measures, we have reduced food and beverage and other hotel departmental expenses. Rooms departmental expense was flat despite the cost-containment measures in place due to the 1.8% increase in occupancy.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the decline in base management fees is due to the overall decline in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits. The decrease in incentive management fees of approximately $0.1 million is due to only one hotel earning incentive fees in 2010.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.2 million from $18.7 million for the fiscal quarter ended March 27, 2009 to $18.9 million for the fiscal quarter ended March 26, 2010.
Corporate expenses. Our corporate expenses decreased from $3.8 million for the fiscal quarter ended March 27, 2009 to $3.4 million for the fiscal quarter ended March 26, 2010. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The decrease in corporate expenses is due primarily to a decrease in stock-based compensation expense and payroll costs, partially offset by an increase in directors’ fees.
Interest expense. Our interest expense decreased $3.4 million from $11.5 million for the fiscal quarter ended March 27, 2009 to $8.1 million for the fiscal quarter ended March 26, 2010. The decrease in interest expense is primarily attributable to the reversal during the quarter of $3.1 million accrued as of December 31, 2009 for penalty interest on the Frenchman’s Reef mortgage loan. The 2010 interest expense was comprised of mortgage debt ($10.9 million), amortization of deferred financing costs ($0.2 million) and unused fees on our credit facility ($0.1 million), which was offset by the reversal of accrued penalty interest. The 2009 interest expense is comprised of mortgage debt ($11.0 million), amortization of deferred financing costs ($0.2 million) and interest and unused fees on our credit facility ($0.3 million).
As of March 26, 2010, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30% to 8.81% per year. Our weighted-average interest rate on all debt as of March 26, 2010 was 5.86%.

Interest income. Interest income remained flat at $0.1 million for the fiscal quarters ended March 26, 2010 and March 27, 2009. Although our corporate cash balances are significantly higher in 2010, the interest rates earned on corporate cash are significantly lower.
Income taxes. We recorded an income tax benefit of $1.6 million for the fiscal quarter ended March 26, 2010 and $6.0 million for the fiscal quarter ended March 27, 2009. The first quarter 2010 income tax benefit was incurred on the $7.7 million pre-tax loss of our taxable REIT subsidiary, or TRS, for the fiscal quarter ended March 26, 2010, together with foreign income tax expense of $1.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The first quarter 2009 income tax benefit was incurred on the $15.7 million pre-tax loss of our TRS for the fiscal quarter ended March 27, 2009, together with foreign income tax expense of $0.2 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to USVI income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010. We are diligently working to extend this agreement, which, if extended, would be effective as of the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reek & Morning Star Marriott Beach Resort is subject to an income tax rate of 37.4%. The first quarter income tax expense of $1.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort reflects the statutory tax rate of 37.4% on the pre-tax income generated after expiration of the tax agreement. This expense will be reversed to an amount which reflects the lower rate if the tax agreement is extended.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures as well as payments of interest and principal. We currently expect that our available cash flows generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Subsequent to the end of the first quarter, the lender on the Courtyard Manhattan/Midtown East mortgage notified us that the cash trap provision was triggered.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations and borrowings, as well as through our issuances of additional equity or debt securities. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise additional equity is also dependent on a number of factors including the current state of the capital markets, investor sentiment and use of proceeds.
Our Financing Strategy
Since our formation in 2004, we have been consistently committed to a flexible capital structure with prudent leverage levels. During 2004 though early 2007, we took advantage of the low interest rate environment by fixing our interest rates for an extended period of time. Moreover, during the peak in the commercial real estate market in the recent past (2006 and 2007), we maintained low financial leverage by funding the majority of our acquisitions through the issuance of equity. This strategy allowed us to maintain a balance sheet with a moderate amount of debt. During the peak years, we believed, and present events have confirmed, that it would be inappropriate to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
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

We have always strived to operate our business with prudent leverage. During 2009, a year that experienced a significant industry downturn, we focused on preserving and enhancing our liquidity. Based on a comprehensive action plan, which included equity offerings and debt repayment, we achieved that goal.
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of March 26, 2010, we had $785.3 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of approximately 5.8 years with no maturities until late 2014. In addition, we currently have ten hotels unencumbered by debt and no corporate-level debt outstanding.
Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed our previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of $25.1 million. Of the shares sold during the quarter, 0.2 million shares, representing net proceeds of $2.3 million, settled subsequent to March 26, 2010.
Mortgage Loan Modification. During the first quarter ended March 26, 2010, we amended certain provisions of the limited recourse mortgage loan secured by Frenchman’s Reef & Morning Star Marriott Beach Resort. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011, respectively, for the completion date of certain lender required capital projects. In conjunction with the loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the loan modification, we reversed the $3.1 million penalty interest accrued last year.
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

	Leverage Ratio
	60% or	55% to	50% to	Less Than
	Greater	60%	55%	50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
			March 26,
	Covenant		2010
Maximum leverage ratio(1)	65%		51.0%
Minimum fixed charge coverage ratio(2)	1.6	x	1.81	x
Minimum tangible net worth(3)	$892.3 million		$1.6 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		0.0%

(1)	“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which ranges from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of our real estate assets and other corporate assets less our total debt and all other corporate liabilities.
Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
			March 26,
	Covenant		2010
Minimum implied debt service ratio	1.5	x	N/A
Maximum unencumbered leverage ratio	65%		0%
Minimum number of unencumbered borrowing base properties	4		10
Minimum unencumbered borrowing base value	$150 million		$525.4 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%

In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million and $0.3 million for the fiscal quarters ended March 26, 2010 and March 27, 2009, respectively. As of March 26, 2010, we did not have an outstanding balance on the Facility.
We have reached agreement on a term sheet with certain lenders for a new $200 million unsecured credit facility with a three-year term and a one year extension option. There can be no assurances, however, that we will enter into the proposed credit facility as it remains subject to a variety of conditions, including the negotiation and execution of definitive loan agreements satisfactory to us and the satisfaction of closing conditions.
Sources and Uses of Cash
Our principal sources of cash are net cash flow from hotel operations, borrowing under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are debt service, capital expenditures, operating costs, corporate expenses and dividends. As of March 26, 2010, we had $181.4 million of unrestricted corporate cash and $37.1 million of restricted cash.
Our net cash provided by operations was $0.6 for the fiscal quarter ended March 26, 2010. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes. The net cash provided by operations declined from 2009 due primarily to the decline in hotel operations.
Our net cash used in investing activities was $11.4 million for the fiscal quarter ended March 26, 2010 due primarily to capital expenditures at our hotels and the net funding of restricted cash reserves.
Our net cash provided by financing activities was $14.8 million for the fiscal quarter ended March 26, 2010. The following table summarizes the significant financing activities for the fiscal quarter ended March 26, 2010 (in millions):

Transaction Date	Description of Transaction	Amount

January	Payment of dividends	$(4.3)
January	Repurchase of shares for employee taxes	$(2.0)
March	Proceeds from Controlled Equity Offering Program	$22.8
Dividend Policy
We intend to distribute to our stockholders dividends equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Internal Revenue Code (the Code). In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:
•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus
•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus
•	any excess non-cash income.
On January 29, 2010, we paid a dividend to our stockholders of record as of December 28, 2009 in the amount of $0.33 per share, which represented 100% of our 2009 taxable income. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay 90% of the dividend in shares of our common stock and the remainder in cash. We intend to declare our next dividend, if any, to stockholders of record on a date close to December 31, 2010.

Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 26, 2010, we have set aside $30.8 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
Although we have significantly curtailed the capital expenditures at our hotels, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. In 2009 and 2010, we have focused our capital expenditures primarily on life safety, capital preservation and return-on-investment projects. The total budget in 2010 for capital improvements is $36 million, only $7 million of which is expected to be funded from corporate cash with the balance to be funded from hotel escrow reserves. We spent approximately $4.6 million on capital improvements during the period from January 1, 2010 through March 26, 2010, of which approximately $0.2 million was funded from corporate cash.
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

	Fiscal Quarter Ended	Fiscal Quarter Ended
	March 26, 2010	March 27, 2009
	(in thousands)

Net loss	$(8,346)	$(5,293)
Interest expense	8,126	11,498
Income tax benefit	(1,628)	(5,978)
Real estate related depreciation	18,907	18,717

EBITDA	$17,059	$18,944

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

	Fiscal Quarter Ended	Fiscal Quarter Ended
	March 26, 2010	March 27, 2009
	(in thousands)

Net loss	$(8,346)	$(5,293)
Real estate related depreciation	18,907	18,717

FFO	$10,561	$13,424

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
Stock-based Compensation. We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of awards with service conditions and market conditions based on the grant-date fair value of the award. For awards based on market conditions, the grant-date fair value is derived using an open form valuation model. The cost of the award is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
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
Item 3. Qualitative Disclosure about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. As of March 26, 2010, all of our debt was fixed rate and therefore not exposed to interest rate risk.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Removed and Reserved
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
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.2
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

4.1		Form of Certificate for Common Stock for DiamondRock Hospitality Company

10.1	*	Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010

10.2	*	Form of Restricted Stock Award Agreement

10.3	*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)

10.4	*	Form of Deferred Stock Unit Award Agreement

10.5	*	Form of Director Election Form

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Exhibit is management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company
May 5, 2010

/s/ Sean M. Mahoney	/s/ William J. Tennis

Sean M. Mahoney	William J. Tennis
Executive Vice President and Chief Financial Officer	Executive Vice President,
(Principal Financial and Accounting Officer)	General Counsel and Corporate Secretary