Form 10-Q
period 2010-06-18
DiamondRock Hospitality Co
filed 2010-07-27
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 18, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 154,570,543 shares of its $0.01 par value common stock outstanding as of July 27, 2010.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 18, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations For the Fiscal Quarters ended June 18, 2010 and June 19, 2009 and the Periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009	2

Condensed Consolidated Statements of Cash Flows For the Periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Removed and Reserved	30

Item 5. Other Information	31

Item 6. Exhibits	31

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item I. Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 18, 2010 and December 31, 2009
(in thousands, except share amounts)

	June 18, 2010	December 31, 2009
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,337,163	$2,171,311
Less: accumulated depreciation	(347,336)	(309,224)

	1,989,827	1,862,087

Deferred financing costs, net	3,365	3,624
Restricted cash	40,817	31,274
Due from hotel managers	66,243	45,200
Note receivable	60,482	—
Favorable lease assets, net	36,970	37,319
Prepaid and other assets	60,275	58,607
Cash and cash equivalents	155,418	177,380

Total assets	$2,413,397	$2,215,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage debt	$783,844	$786,777
Senior unsecured credit facility	—	—

Total debt	783,844	786,777

Deferred income related to key money, net	19,503	19,763
Unfavorable contract liabilities, net	81,890	82,684
Due to hotel managers	39,319	29,847
Dividends declared and unpaid	—	41,810
Accounts payable and accrued expenses	75,536	79,104

Total other liabilities	216,248	253,208

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 154,570,543 and 124,299,423 shares issued and outstanding at June 18, 2010 and December 31, 2009, respectively	1,546	1,243
Additional paid-in capital	1,556,169	1,311,053
Accumulated deficit	(144,410)	(136,790)

Total stockholders’ equity	1,413,305	1,175,506

Total liabilities and stockholders’ equity	$2,413,397	$2,215,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 18, 2010 and June 19, 2009 and
the Periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009
(in thousands, except per share amounts)

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010 to	January 1, 2009 to
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Rooms	$95,730	$90,228	$167,378	$165,343
Food and beverage	47,699	44,697	83,250	81,587
Other	7,696	8,682	13,324	15,221

Total revenues	151,125	143,607	263,952	262,151

Operating Expenses:

Rooms	24,458	22,974	44,530	42,956
Food and beverage	31,490	30,320	56,215	56,901
Management fees	5,482	5,008	8,554	8,336
Other hotel expenses	51,990	50,516	96,619	96,540
Impairment of favorable lease asset	—	1,286	—	1,286
Depreciation and amortization	19,074	19,729	37,981	38,446
Corporate expenses	3,897	3,651	7,248	7,419

Total operating expenses	136,391	133,484	251,147	251,884

Operating profit	14,734	10,123	12,805	10,267

Other Expenses (Income):

Interest income	(286)	(101)	(367)	(183)
Interest expense	11,089	11,086	19,215	22,584

Total other expenses	10,803	10,985	18,848	22,401

Income (loss) before income taxes	3,931	(862)	(6,043)	(12,134)

Income tax (expense) benefit	(3,092)	3,319	(1,462)	9,297

Net income (loss)	$839	$2,457	$(7,505)	$(2,837)

Earnings (loss) per share:

Basic and diluted earnings (loss) per share	$0.01	$0.02	$(0.06)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009
(in thousands)

	Period from	Period from
	January 1, 2010 to	January 1, 2009 to
	June 18, 2010	June 19, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(7,505)	$(2,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	37,981	38,446
Corporate asset depreciation as corporate expenses	70	67
Non-cash ground rent	3,566	3,570
Non-cash financing costs as interest	457	386
Non-cash reversal of penalty interest	(3,134)	—
Impairment of favorable lease asset	—	1,286
Amortization of unfavorable contract liabilities	(794)	(794)
Amortization of deferred income	(260)	(260)
Stock-based compensation	1,915	2,532
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,368)	(3,565)
Restricted cash	(2,546)	123
Due to/from hotel managers	(11,538)	4,754
Accounts payable and accrued expenses	(3,083)	(13,457)

Net cash provided by operating activities	13,761	30,251

Cash flows from investing activities:
Hotel capital expenditures	(10,391)	(13,265)
Hotel acquisition	(156,501)	—
Purchase of mortgage loan	(60,282)	—
Change in restricted cash	(6,997)	(970)

Net cash used in investing activities	(234,171)	(14,235)

Cash flows from financing activities:
Repayments of credit facility	—	(57,000)
Scheduled mortgage debt principal payments	(2,934)	(1,968)
Repurchase of common stock	(3,961)	(159)
Proceeds from sale of common stock, net	209,864	82,158
Payment of financing costs	(198)	(1,240)
Payment of cash dividends	(4,323)	(80)

Net cash provided by financing activities	198,448	21,711

Net (decrease) increase in cash and cash equivalents	(21,962)	37,727
Cash and cash equivalents, beginning of period	177,380	13,830

Cash and cash equivalents, end of period	$155,418	$51,557

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,484	$23,819

Cash paid for income taxes	$642	$868

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 21 premium hotels and resorts as well as the senior loan securing another hotel. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
As of June 18, 2010, we owned 21 hotels, comprising 10,407 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (2); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado, and we also own the senior loan secured by a 443-room hotel located in Chicago, Illinois.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2009, included in our Annual Report on Form 10-K dated February 26, 2010.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 18, 2010; the results of our operations for the fiscal quarters ended June 18, 2010 and June 19, 2009 and the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009; and cash flows for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.
Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Reporting Periods
The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and 16 or 17 weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotel Company, manager of the Westin Atlanta North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago and the Hilton Minneapolis, and Westin Hotel Management, L.P., manager of the Westin Boston Waterfront Hotel report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott’s fiscal quarters but the fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel or Hilton Minneapolis for the month of operations that ends after its fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotel Company, Vail Resorts nor Marriott make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, the Westin Boston Waterfront Hotel and the Hilton Minneapolis as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
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
Note Receivable
We initially record acquired notes receivable at cost. Notes receivable are evaluated for collectability and if collectability of the original amounts due is in doubt, the value is adjusted for impairment. If collectability is in doubt, the note is placed in non-accrual status. No interest is recorded on such notes until the timing and amounts of cash receipts can be reasonably estimated. We record cash payments received on non-accrual notes receivable as a reduction in basis.
Revenue Recognition
Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone and gift shop sales. Additionally, our operators collect sales, use, occupancy and similar taxes at our hotels which are excluded from revenue in our consolidated statements of operations (revenue is recorded net of such taxes).
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

3. Property and Equipment
Property and equipment as of June 18, 2010 (unaudited) and December 31, 2009 consists of the following (in thousands):

	June 18, 2010	December 31, 2009
Land	$220,445	$220,445
Land improvements	7,994	7,994
Buildings	1,811,002	1,671,821
Furniture, fixtures and equipment	296,635	270,042
CIP and corporate office equipment	1,087	1,009

	2,337,163	2,171,311
Less: accumulated depreciation	(347,336)	(309,224)

	$1,989,827	$1,862,087

4. Favorable Lease Assets
In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the term of the non-cancelable term of the lease agreement.
We also own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). We do not amortize the lease right but review the asset for impairment if events or circumstances indicate that the asset may be impaired. We have not recorded an impairment loss related to the lease right during 2010. As of June 18, 2010, the carrying amount of the lease right is $9.5 million.
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
5. Note Receivable
On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the “Allerton Loan”) for approximately $60.5 million. The Allerton Loan earns a blended interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. The Allerton Loan matured in January 2010 and is currently in default. As of June 18, 2010, the Allerton Loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $1.8 million. We continue to pursue the foreclosure proceedings initially filed in April 2010, which, if successful, would result in the Company owning the hotel. The matter may be resolved without foreclosure if the borrower repays the Allerton Loan in full.
Recognition of interest income on the Allerton Loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton Loan on non-accrual status and have not recorded any interest income during the fiscal quarter ended June 18, 2010. Subsequent to the end of the quarter, we received default interest payments from the borrower of approximately $0.8 million, which will be recorded as a reduction of our basis in the Allerton Loan.

6. Capital Stock
Common Shares
We are authorized to issue up to 200,000,000 shares of common stock, $.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.
Follow-On Public Offering. On May 28, 2010, we completed a follow-on public offering of our common stock. We sold 23,000,000 shares of common stock, including the underwriters’ overallotment of 3,000,000 shares, at an offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.8 million.
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
Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed our previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of $25.1 million. Of the shares sold during the first quarter, 0.2 million shares, representing net proceeds of $2.3 million, settled subsequent to March 26, 2010.
Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 18, 2010 and December 31, 2009, there were no shares of preferred stock outstanding.
Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 18, 2010 and December 31, 2009, there were no operating partnership units held by unaffiliated third parties.
7. Stock Incentive Plans
We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,119,288 shares as of June 18, 2010. In addition to these shares, additional shares could be issued related to the Stock Appreciation Rights and Market Stock Unit awards as further described below.
In April 2010, our board of directors approved an amendment to the Incentive Plan primarily to add a deferred compensation program, which will permit non-employee directors to elect to defer the receipt of the annual unrestricted stock award under the Incentive Plan that is generally made to non-employee directors following the Company’s annual stockholders’ meeting. Those non-employee directors who elect to defer such awards will instead be granted an award of deferred stock units under the Incentive Plan. The deferred stock units will be settled in shares of stock in a lump sum six months after the director ceases to be a member of our board of directors.
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

A summary of our restricted stock awards from January 1, 2010 to June 18, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2010	1,719,376	$4.76
Granted	356,425	8.41
Vested	(573,848)	5.19
Additional shares from dividends	46,206	9.57

Unvested balance at June 18, 2010	1,548,159	$5.49

The remaining share awards are expected to vest as follows: 848,428 shares during 2011, 580,918 shares during 2012 and 118,813 during 2013. As of June 18, 2010, the unrecognized compensation cost related to restricted stock awards was $5.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 25 months. For the fiscal quarters ended June 18, 2010 and June 19, 2009, we recorded $0.7 million and $1.2 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, we recorded $1.4 million and $2.2 million, respectively, of compensation expense related to restricted stock awards.
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
On March 3, 2010, we issued 84,854 MSUs to our executive officers with an aggregate fair value of $0.8 million, or $9.87 per share. We used a Monte Carlo simulation model to determine the grant-date fair value of the awards using the following assumptions: expected volatility of 68% and a risk-free rate of 1.33%. For the fiscal quarter ended June 18, 2010 we recorded approximately $0.1 million of compensation expense related to the MSUs. For the period from January 1, 2009 to June 18, 2010 we recorded approximately $0.1 million of compensation expense related to the MSUs. As of June 18, 2010, the unrecognized compensations costs related to the MSU awards was $0.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 33 months.
Deferred Stock Awards
At the time of our initial public offering, we made a commitment to issue 382,500 shares of deferred stock units to our senior executive officers. At issuance, these deferred stock units were fully vested and represented the promise to issue a number of shares of our common stock to each senior executive officer upon the earlier of (i) a change of control or (ii) five years after the date of grant, which was the initial public offering completion date (the “Deferral Period”). On June 1, 2010, the last day of the Deferral Period, we issued 268,657 shares of our common stock pursuant to this commitment, net of shares repurchased for employee income taxes.

Stock Appreciation Rights and Dividend Equivalent Rights
In 2008, we awarded our executive officers stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”). For the fiscal quarters ended June 18, 2010 and June 19, 2009, we recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to the SARs/DERs. For the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, we recorded approximately $0.2 million and $0.3 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs from January 1, 2010 to June 18, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	SARs/DERs	Fair Value
Balance at January 1, 2010	300,225	$6.62
Granted	—	—
Exercised	—	—
Expired	(37,764)	6.62

Balance at June 18, 2010	262,461	$6.62

As of June 18, 2010, approximately two-thirds of the outstanding SAR/DER awards were vested. The remainder will vest in March 2011. As of June 18, 2010, the unrecognized compensation cost related to the SAR/DER awards was $0.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately nine months.
8. Earnings (Loss) Per Share
Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss available to common stockholders that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities. Our unvested restricted stock, unexercised SARs and unvested MSUs are anti-dilutive for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009. Our unexercised SARs are anti-dilutive for the quarters ending June 18, 2010 and June 19, 2009.
The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010 to	January 1, 2009 to
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Basic Earnings (Loss) per Share Calculation:
Numerator:
Net income (loss)	$839	$2,457	$(7,505)	$(2,837)
Less: dividends on unvested restricted common stock	—	—	—	—

Net income (loss) after dividends on unvested restricted common stock	$839	$2,457	$(7,505)	$(2,837)

Weighted-average number of common shares outstanding—basic	137,759,886	104,194,871	132,724,158	97,292,933

Basic earnings (loss) per share	$0.01	$0.02	$(0.06)	$(0.03)

Diluted Earnings (Loss) per Share Calculation:
Numerator:
Net income (loss)	$839	$2,457	$(7,505)	$(2,837)
Less: dividends on unvested restricted common stock	—	—	—	—

Net income (loss) after dividends on unvested restricted common stock	$839	$2,457	$(7,505)	$(2,837)

Weighted-average number of common shares outstanding—basic	137,759,886	104,194,871	132,724,158	97,292,933
Unvested restricted common stock	953,594	666,921	—	—
Unvested MSUs	92,830	—	—	—

Weighted-average number of common shares outstanding—diluted	138,806,310	104,861,792	132,724,158	97,292,933

Diluted earnings (loss) per share	$0.01	$0.02	$(0.06)	$(0.03)

9. Debt
We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of June 18, 2010, ten of our 21 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During the fiscal quarter ended June 18, 2010, the cash trap provision was triggered on our Courtyard Manhattan/Midtown East mortgage. As of June 18, 2010, the lender held approximately $1.1 million under this cash trap for purposes of debt service, which is reflected in restricted cash on the accompanying consolidated balance sheet. As of June 18, 2010, we were in compliance with the financial covenants of our mortgage debt.
The following table sets forth information regarding the Company’s debt as of June 18, 2010 (unaudited), in thousands:

	Principal
Property	Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,799	8.81%
Marriott Salt Lake City Downtown	32,411	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Renaissance Worthington	56,724	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	60,992	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	218,318	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Senior unsecured credit facility	—	LIBOR + 0.95

Total debt	$783,844

Weighted-Average Interest Rate		5.86%

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

	Leverage Ratio
	60% or	55% to	50% to	Less Than
	Greater	60%	55%	50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
	Covenant		June 18, 2010
Maximum leverage ratio(1)	65%		44.2%
Minimum fixed charge coverage ratio(2)	1.60	x	1.84	x
Minimum tangible net worth(3)	$1,050 million		$1.8 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		0.0%

(1)
“Maximum leverage ratio” is determined by dividing the total debt outstanding by the net asset value of our corporate assets and hotels. Hotel level net asset values are calculated based on the application of a contractual capitalization rate (which range from 7.5% to 8.0%) to the trailing twelve month hotel net operating income.

(2)	“Minimum fixed charge ratio” is calculated based on the trailing four quarters.

(3)	“Tangible net worth” is defined as the gross book value of the Company’s real estate assets and other corporate assets less our total debt and all other corporate liabilities.

The Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
	Covenant		June 18, 2010
Minimum implied debt service ratio	1.5	x	N/A
Maximum unencumbered leverage ratio	65%		0%
Minimum number of unencumbered borrowing base properties	4		11
Minimum unencumbered borrowing base value	$150 million		$690.9 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million for the fiscal quarters ended June 18, 2010 and June 19, 2009 and $0.2 million and $0.4 million for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively. As of June 18, 2010, we had no outstanding borrowings under the Facility.
We have amended our term sheet with Wells Fargo Bank, N.A. and Bank of America, N.A., serving as co-lead arrangers, for a new $200 million senior unsecured revolving credit facility. The significant terms of the proposed credit facility, as amended, are as follows:
•	Term: Term of 36 months, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.
•	Accordion Feature: Amount of the borrowing capacity can increase to a maximum amount of $275 million with the lenders’ approval.
•
Financial Covenants: The proposed financial covenants including a maximum leverage ratio of 60%, a minimum fixed charge coverage ratio that will range from 1.3x to 1.5x during the term of the agreement and a minimum tangible net worth covenant.

•	Interest Rate: Interest rate spread based on a pricing grid depending on our leverage ratio. The LIBOR spread ranges from 275 to 375 basis points over LIBOR, with a LIBOR floor of 1.00%.
•	Unused Fee: The unused facility fee ranges from 50 to 40 basis points depending on the amount drawn on the facility.
The proposed new credit facility, which would replace our existing credit facility, is subject to lender due diligence, definitive documentation and closing requirements; accordingly, no assurance can be given that this proposed facility will be procured on the terms, including the amount available to be borrowed, described above, or at all.
Mortgage Loan Modification
As of December 31, 2009, we had not completed certain capital projects at Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) as required by the mortgage loan secured by the hotel (the “Loan”). As a result, we had accrued $3.1 million of penalty interest as of December 31, 2009. During the fiscal quarter ended March 26, 2010, we amended certain provisions of the Loan. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011, respectively, for the completion date of certain lender required capital projects. In conjunction with the Loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the modification, we reversed the $3.1 million accrual for penalty interest during the fiscal quarter ended March 26, 2010, which was recorded as an offset to interest expense in the accompanying condensed consolidated statement of operations.
10. Acquisition
On June 17, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $156 million. The hotel will remain a Hilton-branded and managed property. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 15% of hotel operating profit above an owner’s priority determined in accordance with the terms of the management agreement. The hotel is subject to a ground lease with an agency of the city of Minneapolis that expires in 2091 and provides for fixed payments of ground rent and real estate taxes through 2018. Beginning in 2019, the payments are equal to the annual market real estate taxes for the hotel. We are evaluating the terms of the ground lease in conjunction with the hotel purchase accounting to assess whether the lease terms are consistent with current market and will record a purchase accounting adjustment as appropriate.

The preliminary allocation of fair value to the acquired assets and liabilities, which may be adjusted upon receipt of all information necessary for the finalization of appraisals is as follows (in thousands):

Hilton
Minneapolis
Land	$—
Building	136,230
Furniture, fixtures and equipment	19,700

Total fixed assets	155,930
FF&E escrow	1,028
Accrued liabilities and other assets, net	272

Purchase Price	$157,230

The acquisition is included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations reflect the transaction as if it had occurred on January 1, 2009. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the fair value was made, and we will finalize the allocation after all information is obtained. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended June 18,	Ended June 19,	January 1, 2010 to	January 1, 2009 to
	2010	2009	June 18, 2010	June 19, 2009
	(in thousands)
Revenues	$163,054	$154,363	$281,460	$278,244

Net income (loss)	2,907	5,137	(5,823)	(2,055)

Earnings (loss) per share — Basic and Diluted	$0.02	$0.05	$(0.04)	$(0.02)

11. Fair Value of Financial Instruments
The fair value of certain financial assets and liabilities and other financial instruments as of June 18, 2010 and December 31, 2009, in thousands, are as follows:

	As of June 18,		As of December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Note receivable	$60,482	$60,482	$—	$—
Debt	$783,844	$776,817	$786,777	$670,936
We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. Based on the recent timing of our acquisition of the Allerton Loan, we estimate the fair value of the note receivable to equal our carrying amount. The carrying value of our other financial instruments approximates fair value due to the short-term nature of these financial instruments.

12. Commitments and Contingencies
Litigation
Except as described below with respect to the Loan secured by the Allerton Hotel, we are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.
We are involved in foreclosure proceedings against the borrower under the Loan secured by the Allerton Hotel in Chicago, Illinois. The proceedings were initiated in April 2010 and, if successful, would result in the Company owning the Allerton Hotel. Foreclosure proceedings in Cook County are expected to take 8 to 10 months from inception and no assurances can be given that the proceedings will be completed in this time frame or will be successful.
Income Taxes
We had no accruals for tax uncertainties as of June 18, 2010 and December 31, 2009. As of June 18, 2010, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.
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
13. Subsequent Event
On July 1, 2010, we signed a definitive purchase and sale agreement to acquire the 166-room Renaissance Charleston Historic District Hotel located in Charleston, South Carolina for a contractual purchase price of $39 million plus customary closing costs. The acquisition is expected to close in the third quarter, subject to the satisfaction of customary closing conditions.

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
Overview
We are a lodging-focused real estate company that, as of July 28, 2010, owns a portfolio of 21 premium hotels and resorts that contain 10,407 guestrooms and the senior loan secured by another hotel. We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels, after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
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
Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 21 hotels is concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).
We differentiate ourselves from our competitors because of our adherence to three basic principles:
•	high-quality urban- and destination resort-focused branded hotel real estate;
•	conservative capital structure; and
•	thoughtful asset management.
High Quality Urban and Destination Resort Focused Branded Real Estate
We own 21 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.
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
As of June 18, 2010, we had $155.4 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of June 18, 2010, we had $783.8 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of approximately 5.6 years, with no maturities until late 2014. In addition, we currently have eleven hotels unencumbered by debt and no corporate-level debt outstanding.
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

Key Indicators of Financial Condition and Operating Performance
We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. GAAP, as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:
•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA); and

•	Funds From Operations (or FFO).
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 63% of our total revenues for the fiscal quarter ended June 18, 2010, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
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
Our Hotels
The following table sets forth certain operating information for each of our hotels for the period from January 1, 2010 to June 18, 2010.

						% Change
		Number of	Occupancy			from 2009
Property	Location	Rooms	(%)	ADR($)	RevPAR($)	RevPAR
Chicago Marriott	Chicago, Illinois	1,198	65.2%	$177.18	$115.53	0.1%
Los Angeles Airport Marriott	Los Angeles, California	1,004	81.0	103.54	83.89	(0.5)
Hilton Minneapolis (2)	Minneapolis, Minnesota	821	—	—	—	—
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	63.2	187.61	118.63	4.1
Renaissance Waverly Hotel	Atlanta, Georgia	521	65.2	129.43	84.36	(2.0)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	54.1	134.25	72.68	(0.6)
Renaissance Worthington	Fort Worth, Texas	504	71.8	159.72	114.65	1.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	84.4	267.55	225.70	3.2
Renaissance Austin Hotel	Austin, Texas	492	63.8	143.70	91.72	(5.6)
Torrance Marriott South Bay	Los Angeles County, California	487	82.5	100.32	82.81	6.5
Orlando Airport Marriott	Orlando, Florida	486	74.8	102.29	76.51	(12.1)
Marriott Griffin Gate Resort	Lexington, Kentucky	408	60.0	122.07	73.20	3.8
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	48.2	105.28	50.74	19.3
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	369	71.1	102.42	72.79	5.4
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	346	65.8	262.31	172.64	5.2
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	66.8	119.44	79.75	5.2
Courtyard Manhattan/Midtown East	New York, New York	312	84.6	214.31	181.35	6.9
Conrad Chicago (1)	Chicago, Illinois	311	70.6	158.74	112.12	(6.2)
Bethesda Marriott Suites	Bethesda, Maryland	272	66.9	166.99	111.80	(0.6)
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.8	230.28	199.92	8.5
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	59.2	176.23	104.39	15.2

TOTAL/WEIGHTED AVERAGE		10,407	69.2%	$153.53	$106.31	1.7%

(1)
The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The period from January 1, 2010 to June 18, 2010 includes the operations for the period from January 1, 2010 to May 31, 2010 for these hotels.

(2)
Hilton Minneapolis reports operations on a calendar month and year basis. The period from January 1, 2010 to June 18, 2010 excludes the operations of the Hilton Minneapolis since it was acquired on June 16, 2010.

2010 Highlights
Acquisitions. On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the “Allerton Loan”) for approximately $60.5 million. The Allerton Loan earns a blended interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. The Allerton Loan matured in January 2010 and is currently in default. As of June 18, 2010, the Allerton Loan had a principal balance of $69.0 million and unrecorded accrued interest of approximately $1.8 million.
On June 17, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $156 million. The hotel will remain a Hilton-branded and managed property. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 15% of hotel operating profits above an owner’s priority defined in the management agreement. The hotel is the largest hotel in the state of Minnesota and features 77,000 square feet of meeting space, including the largest ballroom in the state.
On July 1, 2010, we signed a definitive purchase and sale agreement to acquire the 166-room Renaissance Charleston Historic District Hotel located in Charleston, South Carolina for a contractual purchase price of $39 million. The acquisition is expected to close in the third quarter, subject to the satisfaction of customary closing conditions.
Follow-on Public Offering. We completed a follow-on public offering of our common stock during the second quarter. We sold 23,000,000 shares of common stock, including the underwriters’ overallotment of 3,000,000 shares, at an offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.8 million.
Proposed New Line of Credit. On July 15, 2010, we amended our term sheet with Wells Fargo Bank, N.A. and Bank of America, N.A., serving as co-lead arrangers, for a new $200 million senior unsecured revolving credit facility. The proposed credit agreement would have a term of 36 months, which may be extended for an additional year. The proposed credit facility is subject to lender due diligence, definitive documentation and closing requirements; accordingly no assurance can be given that it procured on the current terms, or at all.
Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed our previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of $25.1 million.
Results of Operations
During the fiscal quarter ended June 18, 2010, our hotels operated in an improving economic environment. Lodging fundamentals have historically correlated with several key economic indicators such as GDP growth, employment trends, corporate profits, consumer confidence and business investment. As some of these economic indicators have begun to improve, our hotels experienced improvement in demand and stable average daily rates during the quarter. As demand continues to strengthen, we expect rates to improve throughout 2010.
Comparison of the Fiscal Quarter Ended June 18, 2010 to the Fiscal Quarter Ended June 19, 2009
Our net income for the fiscal quarter ended June 18, 2010 was $0.8 million compared to $2.5 million for the fiscal quarter ended June 19, 2009.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the fiscal quarters ended June 18, 2010 and June 19, 2009, respectively, consisted of the following (in thousands):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 18, 2010	June 19, 2009	% Change
Rooms	$95,730	$90,228	6.1%
Food and beverage	47,699	44,697	6.7%
Other	7,696	8,682	(11.4)%

Total revenues	$151,125	$143,607	5.2%

Individual hotel revenues for the fiscal quarters ended June 18, 2010 and June 19, 2009, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 18, 2010	June 19, 2009	% Change

Chicago Marriott	$23.4	$21.7	7.8%
Westin Boston Waterfront Hotel (1)	19.4	18.2	6.6%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	15.6	14.6	6.8%
Los Angeles Airport Marriott	11.1	10.6	4.7%
Renaissance Worthington	8.1	7.4	9.5%
Renaissance Austin Hotel	6.9	7.2	(4.2%)
Marriott Griffin Gate Resort	6.2	6.1	1.6%
Renaissance Waverly Hotel	6.1	7.1	(14.1%)
Courtyard Manhattan/Midtown East	6.0	5.0	20.0%
Vail Marriott Mountain Resort & Spa (1)	5.6	5.5	1.8%
Oak Brook Hills Marriott Resort	5.4	4.9	10.2%
Conrad Chicago (1)	5.2	5.4	(3.7%)
Torrance Marriott South Bay	5.0	4.9	2.0%
Salt Lake City Marriott Downtown	4.8	4.2	14.3%
Westin Atlanta North at Perimeter (1)	4.2	3.7	13.5%
Orlando Airport Marriott	4.1	4.6	(10.9%)
Bethesda Marriott Suites	3.8	3.4	11.8%
Courtyard Manhattan/Fifth Avenue	3.7	3.0	23.3%
The Lodge at Sonoma, a Renaissance Resort & Spa	3.5	3.2	9.4%
Marriott Atlanta Alpharetta	3.0	2.9	3.4%
Hilton Minneapolis (2)	—	—	—

Total	$151.1	$143.6	5.2%

(1)
The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended June 18, 2010 and June 19, 2009 include the operations for the period from March 1, 2010 to May 31, 2010 and March 1, 2009 to May 31, 2009, respectively, for these five hotels.

(2)
Hilton Minneapolis reports operations on a calendar month and year basis. The fiscal quarter ended June 18, 2010 excludes the operations of the Hilton Minneapolis since it was acquired on June 16, 2010.

Our total revenues increased $7.5 million, or 5.2%, from $143.6 million for the fiscal quarter ended June 19, 2009 to $151.1 million for the fiscal quarter ended June 18, 2010, reflecting the improvement in lodging fundamentals. The increase reflects a 6.1 percent increase in RevPAR, which is the result of a 3.7 percentage point increase in occupancy and 0.6 percent increase in ADR. The following are the key hotel operating statistics for our hotels for the fiscal quarters ended June 18, 2010 and June 19, 2009, respectively.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 18, 2010	June 19, 2009	% Change
Occupancy %	72.7%	69.0%	3.7 percentage points
ADR	$160.29	$159.30	0.6%
RevPAR	$116.53	$109.85	6.1%

Food and beverage revenues increased 6.7% from 2009, reflecting an increase in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 11.4% from 2009. The decrease in other revenues was primarily the result of lower attrition and cancellation fees for the quarter ended June 18, 2010 as is typical during the initial stages of a lodging recovery.
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended June 18, 2010 and June 19, 2009, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	June 18, 2010	June 19, 2009	% Change
Rooms departmental expenses	$24.5	$23.0	6.5%
Food and beverage departmental expenses	31.5	30.3	4.0%
Other departmental expenses	6.6	7.5	(12.0)%
General and administrative	13.1	12.2	7.4%
Utilities	5.7	5.4	5.6%
Repairs and maintenance	6.8	6.8	0.0%
Sales and marketing	11.0	10.2	7.8%
Base management fees	4.1	3.8	7.9%
Incentive management fees	1.4	1.2	16.7%
Property taxes	6.5	6.2	4.8%
Ground rent—Contractual	0.4	0.4	0.0%
Ground rent—Non-cash	1.8	1.8	0.0%

Total hotel operating expenses	$113.4	$108.8	4.2%

Our hotel operating expenses increased $4.6 million or 4.2%, from $108.8 million for the fiscal quarter ended June 19, 2009 to $113.4 million for the fiscal quarter ended June 18, 2010. The primary driver for the increase in operating expenses is the overall increase of occupancy at our hotels. We continue to work with our hotel managers to lower operating expenses.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the increase in base management fees is due to the overall increase in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits. The increase in incentive management fees of approximately $0.2 million is due to the increase in operating profits in 2010 at those hotels.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.6 million from $19.7 million for the fiscal quarter ended June 19, 2009 to $19.1 million for the fiscal quarter ended June 18, 2010.
Corporate expenses. Our corporate expenses increased from $3.7 million for the fiscal quarter ended June 19, 2009 to $3.9 million for the fiscal quarter ended June 18, 2010. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to acquisition costs incurred in conjunction with our acquisition of the Hilton Minneapolis, partially offset by a decrease in employee-related expenses.
Interest expense. Our interest expense was $11.1 million for the fiscal quarters ended June 19, 2009 and June 18, 2010. The 2010 and 2009 interest expense was comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and unused fees on our credit facility ($0.1 million).
As of June 18, 2010, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30% to 8.81% per year. Our weighted-average interest rate on all debt as of June 18, 2010 was 5.86%.
Interest income. Interest income increased $0.2 million from $0.1 million for the fiscal quarter ended June 19, 2009 to $0.3 million for the fiscal quarter ended June 18, 2010. The increase is due to our corporate cash balances being significantly higher in 2010, as well as the interest rates earned on corporate cash having increased slightly since 2009.

Income taxes. We recorded an income tax expense of $3.1 million for the fiscal quarter ended June 18, 2010 and an income tax benefit of $3.3 million for the fiscal quarter ended June 19, 2009. The second quarter 2010 income tax expense includes $2.1 million of expense incurred on the $5.3 million pre-tax income of our taxable REIT subsidiary, or TRS, foreign income tax expense of $0.9 million incurred on the $3.2 million of pre-tax income of the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort and $0.1 million of state franchise taxes. The second quarter 2009 income tax benefit was recorded on the $9.9 million pre-tax loss of our TRS for the fiscal quarter ended June 19, 2009, offset by a foreign income tax expense of $0.5 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to USVI income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010. We are diligently working to extend this agreement, which, if extended, would be effective as of the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort is subject to an income tax rate of 37.4%. The second quarter income tax expense of $0.9 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort reflects the statutory tax rate of 37.4% on the pre-tax income generated after expiration of the tax agreement. If the tax agreement is extended, this expense will be reversed to an amount which reflects the lower rate in the period the extension is granted.
Comparison of the Period from January 1, 2010 to June 18, 2010 to the Period from January 1, 2009 to June 19, 2009
Our net loss for the period from January 1, 2010 to June 18, 2010 was $7.5 million compared to $2.8 million for the period from January 1, 2009 to June 19, 2009.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Revenues for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively, consisted of the following (in thousands):

	Period from	Period from
	January 1, 2010	January 1, 2009
	to June 18, 2010	to June 19, 2009	% Change
Rooms	$167,378	$165,343	1.2%
Food and beverage	83,250	81,587	2.0%
Other	13,324	15,221	(12.5)%

Total revenues	$263,952	$262,151	0.7%

Individual hotel revenues for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively, consist of the following (in millions):

	Period from	Period from
	January 1, 2010	January 1, 2009
	to June 18, 2010	to June 19, 2009	% Change
Chicago Marriott	$35.5	$36.4	(2.5%)
Westin Boston Waterfront Hotel (1)	26.4	25.2	4.8%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	26.3	24.6	6.9%
Los Angeles Airport Marriott	23.4	23.6	(0.8%)
Renaissance Worthington	16.0	16.0	0.0%
Renaissance Waverly Hotel	14.0	14.3	(2.1%)
Renaissance Austin Hotel	13.9	14.8	(6.1%)
Vail Marriott Mountain Resort & Spa (1)	12.2	11.6	5.2%
Courtyard Manhattan/Midtown East	10.0	9.4	6.4%
Marriott Griffin Gate Resort	10.0	9.9	1.0%
Salt Lake City Marriott Downtown	9.9	9.8	1.0%
Orlando Airport Marriott	9.6	11.2	(14.3%)
Torrance Marriott South Bay	9.5	9.5	0.0%
Oak Brook Hills Marriott Resort	8.3	7.9	5.1%
Conrad Chicago (1)	7.1	7.6	(6.6%)
Bethesda Marriott Suites	6.8	6.9	(1.4%)
Westin Atlanta North at Perimeter (1)	6.6	6.2	6.5%
Marriott Atlanta Alpharetta	6.5	6.0	8.3%
Courtyard Manhattan/Fifth Avenue	6.3	5.9	6.8%
The Lodge at Sonoma, a Renaissance Resort & Spa	5.7	5.4	5.6%
Hilton Minneapolis (2)	—	—	—

Total	$264.0	$262.2	0.7%

(1)
The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009 include the operations for the period from January 1, 2010 to May 31, 2010 and January 1, 2009 to May 31, 2009, respectively, for these five hotels.

(2)
Hilton Minneapolis reports operations on a calendar month and year basis. The period from January 1, 2010 to June 18, 2010 excludes the operations of the Hilton Minneapolis since it was acquired on June 16, 2010.

Our total revenues increased $1.8 million, or 0.7%, from $262.2 million for the period from January 1, 2009 to June 19, 2009 to $264.0 million for the period from January 1, 2010 to June 18, 2010, reflecting the improvement in lodging fundamentals. The increase reflects a 1.7 percent increase in RevPAR, which is the result of a 2.8 percentage point increase in occupancy partially offset by a 2.4 percent decrease in ADR. The following are the key hotel operating statistics for our hotels for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively.

	Period from	Period from
	January 1, 2010	January 1, 2009
	to June 18, 2010	to June 19, 2009	% Change
Occupancy %	69.2%	66.4%	2.8 percentage points
ADR	$153.53	$157.36	(2.4)%
RevPAR	$106.31	$104.53	1.7%
Food and beverage revenues increased 2.0% from 2009, reflecting an increase in both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased 12.5% from 2009. The decrease in other revenues was primarily the result of lower attrition and cancellation fees in 2010 compared to 2009 as is typical during the initial stages of a lodging recovery.
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively, consist of the following (in millions):

	Period from	Period from
	January 1,	January 1,
	2010 to June	2009 to June
	18, 2010	19, 2009	% Change
Rooms departmental expenses	$44.5	$43.0	3.5%
Food and beverage departmental expenses	56.2	56.9	(1.2)%
Other hotel expenses	12.4	14.0	(11.4)%
General and administrative	24.1	23.1	4.3%
Utilities	10.7	10.8	(0.9)%
Repairs and maintenance	12.8	13.0	(1.5)%
Sales and marketing	19.4	18.8	3.2%
Base management fees	7.1	6.9	2.9%
Incentive management fees	1.5	1.4	7.1%
Property taxes	12.7	12.3	3.3%
Ground rent—Contractual	0.9	0.9	0.0%
Ground rent—Non-cash	3.6	3.6	0.0%

Total hotel operating expenses	$205.9	$204.7	0.6%

Our hotel operating expenses increased $1.2 million or 0.6%, from $204.7 million for the period from January 1, 2009 to June 19, 2009 to $205.9 million for the period from January 1, 2010 to June 18, 2010. The primary driver for the increase in operating expenses is due to the increase in occupancy at our hotels and increasing hotel support costs, particularly employee-related costs in general and administrative and sales and marketing expenses. Despite the increase in occupancy, we decreased our food and beverage and other hotel expenses due to the continuation of cost-containment measures that we have in place at our properties.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the increase in base management fees is due to the overall increase in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits. The increase in incentive management fees of approximately $0.1 million is due to the increase in profits at those hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.4 million from $38.4 million for the period from January 1, 2009 to June 19, 2009 to $38.0 million for the period from January 1, 2010 to June 18, 2010.
Corporate expenses. Our corporate expenses decreased from $7.4 million for the period from January 1, 2009 to June 19, 2009 to $7.2 million for the period from January 1, 2010 to June 18, 2010. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The decrease in corporate expenses is due primarily to a decrease in employee-related expenses, partially offset by an increase in directors’ fees and acquisition costs incurred in conjunction with our acquisition of the Hilton Minneapolis.
Interest expense. Our interest expense decreased $3.4 million from $22.6 million for the period from January 1, 2009 to June 19, 2009 to $19.2 million for the period from January 1, 2010 to June 18, 2010. The decrease in interest expense is primarily attributable to the first quarter reversal of $3.1 million penalty interest on the Frenchman’s Reef mortgage loan. The 2010 interest expense was comprised of mortgage debt ($18.5 million), amortization of deferred financing costs ($0.5 million) and interest and unused facility fees on our credit facility ($0.2 million). The 2009 interest expense is comprised of mortgage debt ($21.8 million), amortization of deferred financing costs ($0.4 million) and interest and unused facility fees on our credit facility ($0.4 million).
As of June 18, 2010, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30% to 8.81% per year. Our weighted-average interest rate on all debt as of June 18, 2010 was 5.86%.
Interest income. Interest income increased $0.2 million from $0.2 million for the period from January 1, 2009 to June 19, 2009 to $0.4 million for the period from January 1, 2010 to June 18, 2010. The increase is due to our corporate cash balances being significantly higher in 2010, as well as the interest rates earned on corporate cash being slightly higher than they were in 2009.
Income taxes. We recorded an income tax expense of $1.5 million and an income tax benefit of $9.3 million for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively. The 2010 income tax benefit includes a $1.0 million benefit recorded on the $2.4 million pre-tax loss of our taxable REIT subsidiary, or TRS, foreign income tax expense of $2.3 million incurred on the $8.8 million of pre-tax income of the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort and $0.2 million of state franchise tax expense. The 2009 income tax benefit was recorded on the $25.6 million pre-tax loss of our TRS for the period from January 1, 2009 to June 19, 2009, together with foreign income tax expense of $0.7 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to USVI income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010. We are diligently working to extend this agreement, which, if extended, would be effective as of the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort is subject to an income tax rate of 37.4%. The income tax expense for the period from January 1, 2010 to June 18, 2010 of $2.3 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort reflects the statutory tax rate of 37.4% on the pre-tax income generated after expiration of the tax agreement. If the tax agreement is extended, this expense will be reversed to an amount which reflects the lower rate in the period the extension is granted.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures as well as payments of interest and principal. We currently expect that our available cash flows generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. During the quarter, the Courtyard Manhattan/Midtown East lender notified us that the cash trap provision was triggered, resulting in $1.1 million being held by the lender as of June 18, 2010.

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
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of June 18, 2010, we had $783.8 million of mortgage debt outstanding with a weighted average interest rate of 5.9 percent and a weighted average maturity date of approximately 5.6 years with no maturities until late 2014. In addition, we currently have eleven hotels unencumbered by debt and no corporate-level debt outstanding.
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

	Leverage Ratio
	60% or	55% to	50% to	Less Than
	Greater	60%	55%	50%
Alternate base rate margin	0.65%	0.45%	0.25%	0.00%
LIBOR margin	1.55%	1.45%	1.25%	0.95%
Our Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

			Actual at
			June 18,
	Covenant		2010
Maximum leverage ratio(1)	65%		44.2%
Minimum fixed charge coverage ratio(2)	1.60	x	1.84	x
Minimum tangible net worth(3)	$1,050 million		$1.8 billion
Unhedged floating rate debt as a percentage of total indebtedness	35%		0.0%

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

Our Facility requires that we maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject to the following limitations and covenants:

			Actual at
			June 18,
	Covenant		2010
Minimum implied debt service ratio	1.5	x	N/A
Maximum unencumbered leverage ratio	65%		0%
Minimum number of unencumbered borrowing base properties	4		11
Minimum unencumbered borrowing base value	$150 million		$690.9 million
Percentage of total asset value owned by borrowers or guarantors	90%		100%
In addition to the interest payable on amounts outstanding under the Facility, we are required to pay unused credit facility fees equal to 0.20% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.125% of the unused portion of the Facility if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.1 million for the fiscal quarters ended June 18, 2010 and June 19, 2009, respectively. We incurred interest and unused credit facility fees on the Facility of $0.2 million and $0.4 million for the periods from January 1, 2010 to June 18, 2010 and January 1, 2009 to June 19, 2009, respectively. As of June 18, 2010, we did not have an outstanding balance on the Facility.
We have amended our term sheet with Wells Fargo Bank, N.A. and Bank of America, N.A., serving as co-lead arrangers, for a new $200 million senior unsecured revolving credit facility. The significant terms of the proposed credit facility, as amended, are as follows:
•	Term: Term of 36 months, which may be extended for an additional year upon the payment of applicable fees and satisfaction of certain customary conditions.
•	Accordion Feature: Amount of the borrowing capacity can increase to a maximum amount of $275 million with the lenders’ approval.
•
Financial Covenants: The proposed financial covenants including a maximum leverage ratio of 60%, a minimum fixed charge coverage ratio that will range from 1.3x to 1.5x during the term of the agreement and a minimum tangible net worth covenant.

•	Interest Rate: Interest rate spread based on a pricing grid depending on our leverage ratio. The LIBOR spread ranges from 275 to 375 basis points over LIBOR, with a LIBOR floor of 1.00%.
•	Unused Fee: The unused facility fee ranges from 50 to 40 basis points depending on the amount drawn on the facility.
The proposed new credit facility, which will replace the our existing credit facility, is subject to lender due diligence, definitive documentation and closing requirements; accordingly, no assurance can be given that this proposed facility will be procured on the terms, including the amount available to be borrowed, described above, or at all.
Mortgage Loan Modification
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

Sources and Uses of Cash
Our principal sources of cash are net cash flow from hotel operations, borrowing under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of June 18, 2010, we had $155.4 million of unrestricted corporate cash and $40.8 million of restricted cash.
Our net cash provided by operations was $13.8 million for the period from January 1, 2010 to June 18, 2010. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes. The net cash provided by operations declined from 2009 due primarily to the decline in hotel operations.
Our net cash used in investing activities was $234.2 million for the period from January 1, 2010 to June 18, 2010 primarily as a result of the acquisition of the Hilton Minneapolis and the purchase of the Allerton Loan. In addition, we made certain capital expenditures at our hotels and funded restricted cash reserves for capital expenditures.
Our net cash provided by financing activities was $198.4 million for the period from January 1, 2010 to June 18, 2010. The following table summarizes the significant financing activities for the period from January 1, 2010 to June 18, 2010 (in millions):

Transaction Date	Description of Transaction	Amount

January	Payment of dividends	$(4.3)
January	Repurchase of shares for employee taxes	$(2.0)
March	Proceeds from Controlled Equity Offering Program	$25.1
May	Proceeds from Follow-on Public Offering	$184.8
June	Repurchase of shares for employee taxes	$(2.0)
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
Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 18, 2010, we have set aside $31.0 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

Although we have significantly curtailed the capital expenditures at our hotels, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. In 2009 and 2010, we have focused our capital expenditures primarily on life safety, capital preservation and return-on-investment projects. The total budget in 2010 for capital improvements is $36 million, only $7 million of which is expected to be funded from corporate cash with the balance to be funded from hotel escrow reserves. We spent approximately $10.4 million on capital improvements during the period from January 1, 2010 through June 18, 2010, of which approximately $0.7 million was funded from corporate cash.
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

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010	January 1, 2009
	June 18, 2010	June 19, 2009	to June 18, 2010	to June 19, 2009
	(in thousands)

Net income (loss)	$839	$2,457	$(7,505)	$(2,837)
Interest expense	11,089	11,086	19,215	22,584
Income tax (benefit) expense	3,092	(3,319)	1,462	(9,297)
Real estate related depreciation and amortization	19,074	19,729	37,981	38,446

EBITDA	$34,094	$29,953	$51,153	$48,896

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

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010	January 1, 2009
	June 18, 2010	June 19, 2009	to June 18, 2010	to June 19, 2009
	(in thousands)

Net income (loss)	$839	$2,457	$(7,505)	$(2,837)
Real estate related depreciation and amortization	19,074	19,729	37,981	38,446

FFO	$19,913	$22,186	$30,476	$35,609

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
Revenue Recognition. Hotel revenues, including room, golf, food and beverage, and other hotel revenues, are recognized as the related services are provided. Additionally, our operators collect sales, use, occupancy and similar taxes at our hotels which are excluded from revenue in our consolidated statements of operations (revenue is recorded net of such taxes).
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
Notes Receivable. We initially record acquired notes receivable at cost. Notes receivable are evaluated for collectability and if collectability of the original amounts due is in doubt, the value is adjusted for impairment. If collectability is in doubt, the note is placed in non-accrual status. No interest is recorded on such notes until the timing and amounts of cash receipts can be reasonably estimated. We record cash payments received on non-accrual notes receivable as a reduction in basis We continually assess the current facts and circumstances to determine whether we can reasonably estimate cash flows. If we can reasonably estimate the timing and amount of cash flows to be collected, then income recognition becomes possible.

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
Item 3. Qualitative Disclosure about Market Risk
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. As of June 18, 2010, all of our debt was fixed rate and therefore not exposed to interest rate risk.
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

PART II
Item 1. Legal Proceedings
Except as described below with respect to the Allerton Loan, we are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and none of which is expected to have a material impact on our business, financial condition or results of operations.
We are involved in foreclosure proceedings against the borrower under the Allerton Loan. The proceedings were initiated in April 2010 and, if successful, would result in the Company owning the Allerton Hotel. Foreclosure proceedings in Cook County are expected to take 8 to 10 months from inception and no assurances can be given that the proceedings will be completed in this time frame or will be successful.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:
We have no prior experience investing in mortgage loans and therefore may have difficulty executing our investment strategy associated with our purchase of the Allerton Loan.
We have no prior experience investing in mortgage loans. As a result, we cannot assure you that we will be able to successfully foreclose on, or otherwise take control of, the Allerton Hotel, which is securing the mortgage loan. The foreclosure proceeding may also take longer than expected.
Mortgage loans are subject to increased risks of loss and may adversely affect our business, financial condition and results of operations.
We acquired the Allerton Loan with the expectation of subsequently foreclosing on, or otherwise taking control of, the Allerton Hotel, which is securing the mortgage loan. This investment and any other similar investment in mortgage loans that we may undertake in the future may negatively affect our financial condition due to the impact of losses from non-performing loans, and they are subject to increased risks of loss, including risks associated with foreclosure. Foreclosure on a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on a foreclosed mortgage loan. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may also create a negative public perception of the related mortgaged property, resulting in a diminution of its value. These types of investments and associated foreclosure actions may also require a substantial amount of resources and negotiations, which may divert the attention of our management team from other activities.
If we are unable to acquire the Allerton Hotel, we will hold the Allerton Loan as a debt investment, which is subject to many risks.
If we are unable to acquire the Allerton Hotel, we will hold the Allerton Loan as a debt investment, which is subject to, among other risks, (i) the risk of continued borrower default, (ii) the risks attendant to foreclosure, (iii) the risk of delays and expenses due to interposed defenses or counterclaims, and the possibility that a foreclosure sale may be challenged as a fraudulent conveyance, regardless of the parties’ intent, (iv) the risk that we may be limited in our ability to collect certain funds due to it from a borrower that is a debtor in a case filed under Title 11 of the U.S. Code, 111 U.S.C. §§ 101 et seq., as amended, and (v) the risk that the borrower may not maintain adequate insurance coverage against liability for personal injury and property damage in the event of casualty or accident.
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
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	Exhibit is management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company
July 27, 2010

/s/ Sean M. Mahoney Sean M. Mahoney Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	/s/ William J. Tennis William J. Tennis Executive Vice President, General Counsel and Corporate Secretary