Form 10-Q
period 2010-09-10
DiamondRock Hospitality Co
filed 2010-10-19
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 10, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation)	20-1180098 (I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 154,570,543 shares of its $0.01 par value common stock outstanding as of October 19, 2010.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 10, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations For the Fiscal Quarters ended September 10, 2010 and September 11, 2009 and the Periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009	2

Condensed Consolidated Statements of Cash Flows For the Periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Removed and Reserved	31

Item 5. Other Information	31

Item 6. Exhibits	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item 1.	Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 10, 2010 and December 31, 2009
(in thousands, except share amounts)

	September 10,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,446,205	$2,171,311
Less: accumulated depreciation	(367,890)	(309,224)

	2,078,315	1,862,087

Deferred financing costs, net	6,040	3,624
Restricted cash	48,242	31,274
Due from hotel managers	70,172	45,200
Note receivable	59,365	—
Favorable lease assets, net	42,880	37,319
Prepaid and other assets	56,110	58,607
Cash and cash equivalents	61,281	177,380

Total assets	$2,422,405	$2,215,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage debt	$782,656	$786,777
Senior unsecured credit facility	—	—

Total debt	782,656	786,777

Deferred income related to key money, net	19,373	19,763
Unfavorable contract liabilities, net	84,181	82,684
Due to hotel managers	41,529	29,847
Dividends declared and unpaid	—	41,810
Accounts payable and accrued expenses	84,063	79,104

Total other liabilities	229,146	253,208

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 154,570,543 and 124,299,423 shares issued and outstanding at September 10, 2010 and December 31, 2009, respectively	1,546	1,243
Additional paid-in capital	1,557,002	1,311,053
Accumulated deficit	(147,945)	(136,790)

Total stockholders’ equity	1,410,603	1,175,506

Total liabilities and stockholders’ equity	$2,422,405	$2,215,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 10, 2010 and September 11, 2009 and
the Periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009
(in thousands, except per share amounts)

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010 to	January 1, 2009 to
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:

Rooms	$99,703	$88,318	$267,081	$253,661
Food and beverage	43,370	40,836	126,620	122,423
Other	8,040	8,646	21,364	23,866

Total revenues	151,113	137,800	415,065	399,950

Operating Expenses:

Rooms	26,979	23,912	71,510	66,868
Food and beverage	30,534	29,068	86,748	85,969
Management fees	5,080	4,907	13,634	13,243
Other hotel expenses	55,613	50,161	152,232	146,701
Impairment of favorable lease asset	—	—	—	1,286
Depreciation and amortization	21,297	18,866	59,278	57,312
Hotel acquisition costs	899	—	1,236	—
Corporate expenses	3,948	3,675	10,859	11,094

Total operating expenses	144,350	130,589	395,497	382,473

Operating profit	6,763	7,211	19,568	17,477

Other Expenses (Income):

Interest income	(283)	(82)	(650)	(265)
Interest expense	11,240	11,090	30,455	33,673

Total other expenses	10,957	11,008	29,805	33,408

Loss before income taxes	(4,194)	(3,797)	(10,237)	(15,931)

Income tax benefit (expense)	660	4,558	(803)	13,856

Net (loss) income	$(3,534)	$761	$(11,040)	$(2,075)

(Loss) earnings per share:

Basic and diluted (loss) earnings per share	$(0.02)	$0.01	$(0.08)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009
(in thousands)

	Period from	Period from
	January 1, 2010 to	January 1, 2009 to
	September 10, 2010	September 11, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,040)	$(2,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	59,278	57,312
Corporate asset depreciation as corporate expenses	110	101
Non-cash ground rent	5,104	5,350
Non-cash financing costs as interest	804	556
Non-cash reversal of penalty interest	(3,134)	—
Impairment of favorable lease asset	—	1,286
Amortization of unfavorable contract liabilities	(1,203)	(1,190)
Amortization of deferred income	(390)	(391)
Stock-based compensation	2,794	3,892
Changes in assets and liabilities:
Prepaid expenses and other assets	2,482	(1,982)
Restricted cash	(3,892)	(1,700)
Due to/from hotel managers	(11,765)	4,958
Accounts payable and accrued expenses	3,368	(16,235)

Net cash provided by operating activities	42,516	49,882

Cash flows from investing activities:
Hotel capital expenditures	(16,154)	(17,735)
Hotel acquisitions	(265,998)	—
Purchase of mortgage loan	(60,615)	—
Cash received from mortgage loan	1,250	—
Change in restricted cash	(11,290)	(2,702)

Net cash used in investing activities	(352,807)	(20,437)

Cash flows from financing activities:
Repayments of credit facility	—	(57,000)
Proceeds from mortgage debt	—	43,000
Repayment of mortgage debt	—	(40,528)
Scheduled mortgage debt principal payments	(4,121)	(2,972)
Repurchase of common stock	(3,961)	(309)
Proceeds from sale of common stock, net	209,817	134,878
Payment of financing costs	(3,220)	(1,008)
Payment of cash dividends	(4,323)	(80)

Net cash provided by financing activities	194,192	75,981

Net (decrease) increase in cash and cash equivalents	(116,099)	105,426
Cash and cash equivalents, beginning of period	177,380	13,830

Cash and cash equivalents, end of period	$61,281	$119,256

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$33,381	$35,905

Cash paid for income taxes	$642	$901

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 23 premium hotels and resorts as well as a senior loan secured by another hotel. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
As of September 10, 2010, we owned 23 hotels, comprising 10,743 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (3); Northern California; Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado, and we also own a senior loan secured by a 443-room hotel located in Chicago, Illinois.
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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 10, 2010; the results of our operations for the fiscal quarters ended September 10, 2010 and September 11, 2009 and the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009; and cash flows for the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.
Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Reporting Periods
The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports 12 weeks of operations for each of the first three quarters and 16 or 17 weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotel Company, manager of the Westin Atlanta North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago and the Hilton Minneapolis, Westin Hotel Management, L.P., manager of the Westin Boston Waterfront Hotel and Alliance Hospitality Management, manager of the Hilton Garden Inn Chelsea, report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that the fiscal year always ends on December 31 to comply with REIT rules. The first three fiscal quarters end on the same day as Marriott’s fiscal quarters but the fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Westin Atlanta North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel, Hilton Minneapolis or Hilton Garden Inn Chelsea for the month of operations that ends after its fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotel Company, Alliance Hospitality Management, Vail Resorts nor Marriott (with respect to Frenchman’s Reef) make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Westin Atlanta North at Perimeter, the Conrad Chicago, the Westin Boston Waterfront Hotel, the Hilton Minneapolis and the Hilton Garden Inn Chelsea as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and the senior loan secured by the Allerton Hotel. We maintain cash and cash equivalents with various high credit-quality financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.
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
3. Property and Equipment
Property and equipment as of September 10, 2010 (unaudited) and December 31, 2009 consists of the following (in thousands):

	September 10, 2010	December 31, 2009
Land	$228,245	$220,445
Land improvements	7,994	7,994
Buildings	1,901,344	1,671,821
Furniture, fixtures and equipment	305,873	270,042
CIP and corporate office equipment	2,749	1,009

	2,446,205	2,171,311
Less: accumulated depreciation	(367,890)	(309,224)

	$2,078,315	$1,862,087

4. Favorable Lease Assets
In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. In connection with our acquisition of the Hilton Minneapolis on June 16, 2010, we recorded a $6.1 million favorable lease asset. We determined the value using a discounted cash flow model using the favorable difference between the contractual lease payments and estimated market rents. The estimated market rents were provided by a third party appraiser and the discount rate was estimated using a risk adjusted rate of return. See Note 10 for a further discussion of this favorable lease asset.
We also own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). We do not amortize the lease right but review the asset for impairment if events or circumstances indicate that the asset may be impaired. As of September 10, 2010 and December 31, 2009, the carrying amount of the lease right is $9.5 million.
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
5. Note Receivable
On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the “Allerton Loan”) for approximately $60.6 million. The Allerton Loan matured in January 2010 and is currently in default. The Allerton Loan earns a blended interest rate of LIBOR plus 692 basis points, which includes five percentage points of default interest. As of September 10, 2010, the Allerton Loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $2.1 million. We continue to pursue the foreclosure proceedings initially filed in April 2010, which, if successful, would result in the Company owning the hotel. The matter may be resolved without foreclosure if the borrower repays the Allerton Loan in full.
Recognition of interest income on the Allerton Loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton Loan on non-accrual status. As of September 10, 2010, we have received default interest payments from the borrower of approximately $1.3 million, which have been recorded as a reduction of our basis in the Allerton Loan. We have received $0.5 million of default interest payments subsequent to September 10, 2010.

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
Follow-On Public Offering. On May 28, 2010, we completed a follow-on public offering of our common stock. We sold 23,000,000 shares of common stock, including the underwriters’ overallotment of 3,000,000 shares, at an offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.7 million.
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
Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 10, 2010 and December 31, 2009, there were no shares of preferred stock outstanding.
Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 10, 2010 and December 31, 2009, there were no operating partnership units held by unaffiliated third parties.
7. Stock Incentive Plans
We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,119,827 shares as of September 10, 2010. In addition to these shares, additional shares could be issued related to the Stock Appreciation Rights and Market Stock Unit awards as further described below.
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
A summary of our restricted stock awards from January 1, 2010 to September 10, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2010	1,719,376	$4.76
Granted	356,964	8.41
Vested	(573,848)	5.19
Additional shares from dividends	46,206	9.57

Unvested balance at September 10, 2010	1,548,698	$5.49

The remaining share awards are expected to vest as follows: 848,608 shares during 2011, 581,098 shares during 2012 and 118,992 during 2013. As of September 10, 2010, the unrecognized compensation cost related to restricted stock awards was $4.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. For the fiscal quarters ended September 10, 2010 and September 11, 2009, we recorded $0.7 million and $1.2 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009, we recorded $2.2 million and $3.4 million, respectively, of compensation expense related to restricted stock awards.
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
On March 3, 2010, we issued 84,854 MSUs to our executive officers with an aggregate fair value of $0.8 million, or $9.87 per share. We used a Monte Carlo simulation model to determine the grant-date fair value of the awards using the following assumptions: expected volatility of 68% and a risk-free rate of 1.33%. For the fiscal quarter ended September 10, 2010 we recorded approximately $0.1 million of compensation expense related to the MSUs. For the period from January 1, 2010 to September 10, 2010 we recorded approximately $0.2 million of compensation expense related to the MSUs. As of September 10, 2010, the unrecognized compensation cost related to the MSU awards was approximately $0.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 30 months.
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

Stock Appreciation Rights and Dividend Equivalent Rights
In 2008, we awarded our executive officers stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”). For the fiscal quarters ended September 10, 2010 and September 11, 2009, we recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to the SARs/DERs. For the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009, we recorded approximately $0.2 million and $0.5 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs from January 1, 2010 to September 10, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant Date
	SARs/DERs	Fair Value
Balance at January 1, 2010	300,225	$6.62
Granted	—	—
Exercised	—	—
Expired	(37,764)	6.62

Balance at September 10, 2010	262,461	$6.62

As of September 10, 2010, approximately two-thirds of the outstanding SAR/DER awards were vested. The remainder will vest in March 2011. As of September 10, 2010, the unrecognized compensation cost related to the SAR/DER awards was $0.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately six months.
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
The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010 to	January 1, 2009 to
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Basic Earnings (Loss) per Share Calculation:
Numerator:
Net (loss) income	$(3,534)	$761	$(11,040)	$(2,075)
Less: dividends on unvested restricted common stock	—	—	—	—

Net income (loss) after dividends on unvested restricted common stock	$(3,534)	$761	$(11,040)	$(2,075)
Weighted-average number of common shares outstanding—basic	154,585,849	110,426,611	139,982,585	101,636,354

Basic (loss) earnings per share	$(0.02)	$0.01	$(0.08)	$(0.02)

Diluted Earnings (Loss) per Share Calculation:
Numerator:
Net (loss) income	$(3,534)	$761	$(11,040)	$(2,075)
Less: dividends on unvested restricted common stock	—	—	—	—

Net (loss) income after dividends on unvested restricted common stock	$(3,534)	$761	$(11,040)	$(2,075)
Weighted-average number of common shares outstanding—basic	154,585,849	110,426,611	139,982,585	101,636,354
Unvested restricted common stock (1)	—	875,735	—	—
Unvested SARs (2)	—	—	—	—
Unvested MSUs (2)	—	—	—	—

Weighted-average number of common shares outstanding—diluted	154,585,849	111,302,346	139,982,585	101,636,354

Diluted (loss) earnings per share	$(0.02)	$0.01	$(0.08)	$(0.02)

(1)	Anti-dilutive for the fiscal quarter ended September 10, 2010 and the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009.

(2)	Anti-dilutive for all periods presented.

9. Debt
We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of September 10, 2010, ten of our 23 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During the fiscal quarter ended June 18, 2010, the cash trap provision was triggered on our Courtyard Manhattan/Midtown East mortgage. As of September 10, 2010, the lender held approximately $1.3 million under this cash trap for purposes of debt service, which is reflected in restricted cash on the accompanying consolidated balance sheet. As of September 10, 2010, we were in compliance with the financial covenants of our mortgage debt.
The following table sets forth information regarding the Company’s debt as of September 10, 2010 (unaudited), in thousands:

	Principal
Property	Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,721	8.81%
Marriott Salt Lake City Downtown	32,060	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Renaissance Worthington	56,598	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	60,781	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	59,000	5.68%
Chicago Marriott Downtown Magnificent Mile	217,896	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Senior unsecured credit facility	—	LIBOR + 3.00%

Total debt	$782,656

Weighted-Average Interest Rate		5.86%

Senior Unsecured Credit Facility
On August 6, 2010, we amended and restated our $200 million senior unsecured revolving credit facility (the “Facility”) that now expires in August 2013. The maturity date of the Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the Facility to $275 million with lender approval. Interest is paid on the periodic advances under the Facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage, as defined in the credit agreement, as follows:

Leverage	Applicable Margin
Less than or equal to 35%	2.75%
Greater than 35% but less than 45%	3.00%
Greater than or equal 45% but less than 50%	3.25%
Greater than or equal to 50% but less than 55%	3.50%
Greater than or equal to 55%	3.75%
The Facility includes a LIBOR floor of 100 basis points. In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.50% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.40% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.2 and $0.1 million for the fiscal quarters ended September 10, 2010 and September 11, 2009 and $0.4 million and $0.5 million for the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009, respectively. As of September 10, 2010, we had no outstanding borrowings under the Facility.

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	September 10, 2010
Maximum leverage ratio	60%	39.1%
Minimum fixed charge coverage ratio	1.3x - on or before June 29, 2012
1.4x - on or after June 30, 2012 and on or before June 29, 2013
	1.5x - on or after June 30, 2013	1.9x
Minimum tangible net worth	$1.457 billion	$1.779 billion
The Facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject, among other restrictions, to the following limitations and covenants:
•	A minimum of five properties with an unencumbered borrowing base value, as defined, of not less than $250 million.
•
The unencumbered borrowing base must include the Westin Boston Waterfront, the Conrad Chicago and the Vail Marriott Mountain Resort and Spa. The Conrad Chicago and the Vail Marriott Mountain Resort and Spa may be released from the unencumbered borrowing base upon lender approval and certain conditions.

Mortgage Loan Modification
As of December 31, 2009, we had not completed certain capital projects at Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) as required by the mortgage loan secured by the hotel (the “Loan”). As a result, we had accrued $3.1 million of penalty interest as of December 31, 2009. During the fiscal quarter ended March 26, 2010, we amended certain provisions of the Loan. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011, respectively, for the completion date of certain lender required capital projects. In conjunction with the Loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the modification, we reversed the $3.1 million accrual for penalty interest during the fiscal quarter ended March 26, 2010, which was recorded as an offset to interest expense in the accompanying condensed consolidated statement of operations. During the fiscal quarter ended September 10, 2010, we deposited an additional $0.9 million into a lender-held escrow for a roof project at Frenchman’s Reef.
10. Acquisitions
Hilton Minneapolis
On June 17, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $157 million. The hotel remains a Hilton-branded and managed property. We assumed the existing management agreement, which expires in December 2026. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 15% of hotel operating profit above an owner’s priority determined in accordance with the terms of the management agreement. The hotel is subject to a ground lease with an agency of the city of Minneapolis that expires in 2091. The ground lease payment and related property tax liability were negotiated as a single payment in lieu of taxes (“PILOT”). The PILOT payments increase at a rate of 5% per year through 2018. Beginning in 2019, there will no longer be a stipulated PILOT payment and the hotel will pay only the real property tax portion of the PILOT based on the then assessed valuation and applicable tax rate. In accordance with GAAP, the total estimated amount to be paid for the ground lease, which is included as part of the PILOT payments through 2018 is being amortized and recognized as an expense on a straight line basis over the life of the ground lease. The following is a schedule of the contractual PILOT payments, excluding amounts due in 2019 and beyond, because such amounts are not fixed and determinable:

Fiscal Year	Ground Lease Payment
2010 (1)	$5,193,000
2011	$5,453,000
2012	$5,726,000
2013	$6,012,000
2014	$6,313,000
2015	$6,629,000
2016	$6,960,000
2017	$7,308,000
2018	$7,673,000

(1)	Includes total 2010 PILOT payments, including the period prior to our acquisition date.

We reviewed the terms of the ground lease in conjunction with the hotel purchase accounting and concluded that the terms are more favorable to us than a typical current market ground lease. Accordingly, we recorded a $6.1 million favorable lease asset that will be amortized over the remaining term of the ground lease.
Renaissance Charleston Historic District Hotel
On August 6, 2010, we acquired the 166-room Renaissance Charleston Historic District Hotel for total cash consideration of approximately $40 million. The hotel remains a Renaissance-branded and managed hotel. We assumed the existing management agreement, which expires in December 2021 with two five-year extensions at the option of the manager. The management agreement provides for a base management fee of 3.5% of the hotel’s gross revenues and an incentive management fee of 20% of hotel operating profit above an owner’s priority determined in accordance with the terms of the management agreement. We reviewed the terms of the management agreement in conjunction with the hotel purchase accounting and concluded that the terms are less favorable than a typical current market management agreement for this type of hotel. Accordingly, we recorded a $2.7 million unfavorable contract liability that will be amortized over the remaining term of the management agreement.
Hilton Garden Inn Chelsea
On September 8, 2010, we acquired the 169-room Hilton Garden Inn Chelsea located in New York City for total cash consideration of approximately $69 million. The hotel continues to be managed by Alliance Hospitality Management under a new 10-year management agreement, which provides for a base management fee of 2.5% of the hotel’s gross revenues for the first three years and 2.75% of the hotel’s gross revenues thereafter. In addition, the agreement provides for an incentive management fee of 10% of hotel operating profits above an owner’s priority as defined in the management agreement. The hotel remains Hilton-branded under a franchise agreement.
The preliminary allocation of fair value to the acquired assets and liabilities, which may be adjusted upon receipt of all information necessary for the finalization of appraisals is as follows (in thousands):

			Hilton
	Hilton	Renaissance	Garden Inn
	Minneapolis	Charleston	Chelsea
Land	$—	$5,900	$1,900
Building	130,130	32,700	63,500
Furniture, fixtures and equipment	19,700	3,100	3,000

Total fixed assets	149,830	41,700	68,400
Favorable lease asset	6,100	—	—
Unfavorable contract liability	—	(2,700)	—
FF&E escrow	1,028	759	—
Accrued liabilities and other assets, net	272	16	595

Purchase Price	$157,230	$39,775	$68,995

The acquired properties are included in our results of operations based on their respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1, 2009. In our opinion, all significant adjustments necessary to reflect the effects of the acquisitions have been made; however, a preliminary allocation of the fair value was made, and we will finalize the allocation after all information is obtained. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Fiscal Quarter	Fiscal Quarter	Period from	Period from
	Ended	Ended	January 1, 2010 to	January 1, 2009 to
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
	(in thousands)
Revenues	$157,524	$153,795	$447,645	$439,680

Net (loss) income	(1,875)	3,537	(5,765)	2,727

(Loss) earnings per share — Basic and Diluted	$(0.01)	$0.03	$(0.04)	$0.03

11. Fair Value of Financial Instruments
The fair value of certain financial assets and liabilities and other financial instruments as of September 10, 2010 (unaudited) and December 31, 2009, in thousands, are as follows:

	As of September 10,		As of December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Note receivable	$59,365	$59,365	$—	$—
Debt	$782,656	$836,486	$786,777	$670,936
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
12. Commitments and Contingencies
Litigation
Except as described below, we are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material impact on our financial condition or results of operations.
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
In addition, certain employees at the Los Angeles Marriott Airport Hotel (the “LAX Marriott”), which is owned by one of the Company’s subsidiaries, and certain employees at other hotels in the vicinity of the Los Angeles Airport (“LAX Hotels”), have brought a claim against DiamondRock and Marriott and other LAX area hotel owners and operators alleging that the LAX Marriott and the other LAX Hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at such hotels. The case is likely to begin the discovery phase in the near future. We cannot presently determine the likelihood of the outcome of amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
Income Taxes
We had no accruals for tax uncertainties as of September 10, 2010 and December 31, 2009. As of September 10, 2010, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”), and is subject to U.S. Virgin Island (“USVI”) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010, at which time the income tax rate increased to 37.4%. On October 9, 2010, the USVI Economic Development Authority recommended the approval of the extension of our tax agreement for a period of 5 years, retroactive to February 2010 and subject to another renewal in February 2015. The extension is expected to be sent to the Governor of USVI for final approval and execution. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort will continue to be subject to an income tax rate of 37.4%.

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
Overview
We are a lodging-focused real estate company that, as of October 19, 2010, owns a portfolio of 23 premium hotels and resorts that contain 10,743 guestrooms and a senior loan secured by another hotel. We are an owner, as opposed to an operator, of hotels. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
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
Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 23 hotels is concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).
We differentiate ourselves from our competitors because of our adherence to three basic principles:
•	high-quality urban- and destination resort-focused branded hotel real estate;
•	conservative capital structure; and
•	thoughtful asset management.
High Quality Urban and Destination Resort Focused Branded Real Estate
We own 23 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.
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
In addition, a core tenet of our strategy is to leverage global hotel brands. We strongly believe in the value of powerful global brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton) and all but three of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand.
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
As of September 10, 2010, we had $61.3 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of September 10, 2010, we had $782.7 million of mortgage debt outstanding with a weighted average interest rate of 5.86 percent and a weighted average maturity date of approximately 5.4 years, with no maturities until late 2014. In addition, we amended and restated our $200 million unsecured credit facility in August 2010, which now provides reasonable financial covenants. Finally, we currently have 13 hotels unencumbered by debt and no corporate-level debt outstanding.
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
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the fiscal quarter ended September 10, 2010, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of the Marriott, Starwood and Hilton brands.
We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”
Our Hotels
The following table sets forth certain operating information for each of our hotels for the period from January 1, 2010 to September 10, 2010.

						% Change
		Number of	Occupancy			from 2009
Property	Location	Rooms	(%)	ADR($)	RevPAR($)	RevPAR (5)
Chicago Marriott	Chicago, Illinois	1,198	71.7%	$176.48	$126.48	1.1%
Los Angeles Airport Marriott	Los Angeles, California	1,004	82.4	102.44	84.45	4.4
Hilton Minneapolis (2)	Minneapolis, Minnesota	821	85.9	143.61	123.43	19.7
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	69.6	186.39	129.65	(1.6)
Renaissance Waverly Hotel	Atlanta, Georgia	521	64.7	126.66	81.93	(3.5)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	54.0	134.00	72.32	0.1
Renaissance Worthington	Fort Worth, Texas	504	66.2	158.77	105.07	0.2
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	84.8	232.26	197.00	0.8
Renaissance Austin Hotel	Austin, Texas	492	61.7	141.71	87.46	(3.9)
Torrance Marriott South Bay	Los Angeles County, California	487	81.4	100.73	81.96	2.7
Orlando Airport Marriott	Orlando, Florida	485	71.6	97.65	69.90	(11.7)
Marriott Griffin Gate Resort	Lexington, Kentucky	409	63.7	124.17	79.11	2.7
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	52.6	106.83	56.22	11.5
Westin Atlanta North at Perimeter (1)	Atlanta, Georgia	372	71.4	102.40	73.14	4.6
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	65.8	232.48	152.94	13.2
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.5	118.63	80.07	7.1
Courtyard Manhattan/Midtown East	New York, New York	312	85.6	221.64	189.62	9.9

						% Change
		Number of	Occupancy			from 2009
Property	Location	Rooms	(%)	ADR($)	RevPAR($)	RevPAR (5)
Conrad Chicago (1)	Chicago, Illinois	311	77.7	176.17	136.93	3.1
Bethesda Marriott Suites	Bethesda, Maryland	272	67.2	162.00	108.83	1.9
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.1	235.93	203.18	8.8
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	68.1	192.22	130.99	12.0
Hilton Garden Inn Chelsea (3)	New York, New York	169	—	—	—	—
Renaissance Charleston (4)	Charleston, South Carolina	166	84.4	148.55	125.31	7.9

TOTAL/WEIGHTED AVERAGE		10,743	71.3%	$151.94	$108.34	2.7%

(1)
The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The period from January 1, 2010 to September 10, 2010 includes the operations for the period from January 1, 2010 to August 31, 2010 for these hotels.

(2)
The Hilton Minneapolis reports operations on a calendar month and year basis. The hotel was acquired on June 16, 2010 and the period from January 1, 2010 to September 10, 2010 includes operations for the period from June 16, 2010 to August 31, 2010.

(3)
The Hilton Garden Inn Chelsea reports operations on a calendar month and year basis. The period from January 1, 2010 to September 10, 2010 excludes the operations of the hotel since it was acquired on September 8, 2010.

(4)	The Renaissance Charleston was acquired on August 6, 2010 and the period from January 1, 2010 to September 10, 2010 includes operations from August 6, 2010 to September 10, 2010.

(5)	The percentage change from 2009 RevPAR reflects the comparable period in 2009 to our 2010 ownership period for our 2010 acquisitions.
2010 Highlights
Allerton Mortgage Loan. On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the “Allerton Loan”) for approximately $60.6 million. The Allerton Loan matured in January 2010 and is currently in default. The Allerton Loan earns a blended interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of September 10, 2010, the Allerton Loan had a principal balance of $69.0 million and unpaid basic and default interest of approximately $2.1 million. As of September 10, 2010, we have received default interest payments from the borrower of approximately $1.3 million, which have been recorded as a reduction of our basis in the Allerton Loan. We received $0.5 million of default interest payments subsequent to September 10, 2010.
Hotel Acquisitions. On June 17, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $157 million. The hotel remains a Hilton-branded and managed property. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 15% of hotel operating profits above an owner’s priority defined in the management agreement. The hotel is the largest hotel in the state of Minnesota and features 77,000 square feet of meeting space, including the largest ballroom in the state.
On August 6, 2010, we acquired the 166-room Renaissance Charleston Historic District Hotel for total cash consideration of approximately $40 million. The hotel remains a Renaissance-branded and managed hotel. We assumed the existing management agreement, which provides for a base management fee of 3.5% of the hotel’s gross revenues and an incentive management fee of 20% of hotel operating profit above an owner’s priority, as defined.
On September 8, 2010, we acquired the 169-room Hilton Garden Inn Chelsea located in New York City for total cash consideration of approximately $69 million. The hotel continues to be managed by Alliance Hospitality Management under a 10-year management agreement which provides for a base management fee of 2.5% of the hotel’s gross revenues and an incentive management fee of 10% of hotel operating profits above an owner’s priority, as defined. The hotel remains Hilton-branded under a franchise agreement.
New Line of Credit. On August 6, 2010, we amended and restated our $200 million senior unsecured revolving credit facility. The new credit agreement has a term of 36 months, which may be extended for an additional year. We also have the right to increase the amount of the credit agreement to $275 million with lender approval.
Follow-on Public Offering. We completed a follow-on public offering of our common stock during the second quarter. We sold 23,000,000 shares of common stock, including the underwriters’ overallotment of 3,000,000 shares, at an offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.7 million.

Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed our previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of $25.1 million.
Results of Operations
During the fiscal quarter ended September 10, 2010, our hotels operated in an improving economic environment. Lodging fundamentals have historically correlated with several key economic indicators such as GDP growth, employment trends, corporate profits, consumer confidence and business investment. As some of these economic indicators have begun to improve, our hotels experienced improvement in demand and average daily rates during the quarter. As demand continues to strengthen, we expect rates to improve in the remainder of 2010.
Comparison of the Fiscal Quarter Ended September 10, 2010 to the Fiscal Quarter Ended September 11, 2009
Our net loss for the fiscal quarter ended September 10, 2010 was $3.5 million compared to net income of $0.8 million for the fiscal quarter ended September 11, 2009.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $13.3 million from $137.8 million for the fiscal quarter ended September 11, 2009 to $151.1 million for the fiscal quarter ended September 10, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$11.8 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.9 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.
Individual hotel revenues for the fiscal quarters ended September 10, 2010 and September 11, 2009, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 10, 2010	September 11, 2009
Chicago Marriott	$21.6	$21.7
Westin Boston Waterfront Hotel (1)	16.2	18.5
Hilton Minneapolis (2)	11.8	—
Los Angeles Airport Marriott	11.3	10.2
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	10.8	11.4
Conrad Chicago (1)	7.1	6.5
Renaissance Waverly Hotel	6.7	6.9
Renaissance Austin Hotel	6.0	6.1
Marriott Griffin Gate Resort	6.0	6.0
Vail Marriott Mountain Resort & Spa (1)	5.8	4.5
Oak Brook Hills Marriott Resort	5.7	6.1
Courtyard Manhattan/Midtown East	5.6	4.9
Renaissance Worthington	5.4	5.5
The Lodge at Sonoma, a Renaissance Resort & Spa	4.6	4.1
Torrance Marriott South Bay	4.5	4.8
Salt Lake City Marriott Downtown	4.4	4.4
Westin Atlanta North at Perimeter (1)	3.9	3.7
Courtyard Manhattan/Fifth Avenue	3.3	3.0
Orlando Airport Marriott	3.2	3.9
Bethesda Marriott Suites	3.2	2.9
Marriott Atlanta Alpharetta	3.1	2.7
Renaissance Charleston (3)	0.9	—
Hilton Garden Inn Chelsea (4)	—	—

Total	$151.1	$137.8

(1)
The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The fiscal quarters ended September 10, 2010 and September 11, 2009 include the operations for the period from June 1, 2010 to August 31, 2010 and June 1, 2009 to August 31, 2009, respectively, for these five hotels.

(2)
The Hilton Minneapolis reports operations on a calendar month and year basis. The hotel was acquired on June 16, 2010 and the fiscal quarter ended September 10, 2010 includes operations for the period from June 16, 2010 to August 31, 2010.

(3)	The Charleston Renaissance was acquired on August 6, 2010 and includes operations from August 6, 2010 to September 10, 2010.

(4)
The Hilton Garden Inn Chelsea reports operations on a calendar month and year basis. The fiscal quarter ended September 10, 2010 excludes the operations of the hotel since it was acquired on September 8, 2010.

The following pro forma key hotel operating statistics for our hotels for the fiscal quarters ended September 10, 2010 and September 11, 2009, respectively, include the prior year operating statistics for the comparable prior year period to our 2010 ownership period.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 10, 2010	September 11, 2009	% Change
Occupancy %	75.0%	73.5%	1.5 percentage points
ADR	$149.35	$145.93	2.3%
RevPAR	$111.94	$107.25	4.4%
Food and beverage revenues increased $2.5 million from the comparable period in 2009, with $3.8 million contributed from the Hilton Minneapolis and the Renaissance Charleston offset by a decrease of $1.3 million from our comparable hotels. The decrease in food and beverage revenues at our comparable hotels is due mainly to lower group banquet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased $1.0 million at our comparable hotels from 2009, which is primarily the result of lower attrition and cancellation fees for the quarter ended September 10, 2010 as is typical during the initial stages of a lodging recovery.
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the fiscal quarters ended September 10, 2010 and September 11, 2009 consists of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	September 10, 2010	September 11, 2009
Rooms departmental expenses	$27.0	$23.9
Food and beverage departmental expenses	30.5	29.1
Other departmental expenses	8.6	7.0
General and administrative	13.6	12.2
Utilities	6.9	6.1
Repairs and maintenance	7.2	6.7
Sales and marketing	11.4	9.9
Base management fees	4.1	3.6
Incentive management fees	1.0	1.3
Property taxes	4.9	5.9
Ground rent—Contractual	1.5	0.5
Ground rent—Non-cash	1.5	1.8

Total hotel operating expenses	$118.2	$108.0

Our hotel operating expenses increased $10.2 million, or 9.4%, from $108.0 million for the fiscal quarter ended September 11, 2009 to $118.2 million for the fiscal quarter ended September 10, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$7.3 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.6 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.
The remaining increase of $2.3 million is due to the overall increase of occupancy at our hotels as well as higher support costs at our hotels, specifically administrative and sales and marking expenses. In addition, during the quarter we recorded $1.4 million of operating expense related to hurricane damage sustained at Frenchman’s Reef from Hurricane Earl in late August 2010. These increases are partially offset by lower property taxes, primarily due to a $1.6 million successful multi-year real estate tax appeal at the Renaissance Waverly Hotel. We continue to work with our hotel managers to lower operating expenses.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the increase in base management fees is due to the overall increase in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.4 million from $18.9 million for the fiscal quarter ended September 11, 2009 to $21.3 million for the fiscal quarter ended September 10, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$1.7 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.1 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.
Corporate expenses. Our corporate expenses increased $0.2 million, from $3.7 million for the fiscal quarter ended September 11, 2009 to $3.9 million for the fiscal quarter ended September 10, 2010. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to legal expenses incurred partially offset by a decrease in employee-related expenses.
Hotel acquisition costs. We incurred $0.9 million of hotel acquisition costs during the fiscal quarter ended September 10, 2010 associated with our acquisitions of the Renaissance Charleston and the Hilton Garden Inn Chelsea. In accordance with GAAP, acquisition-related costs are expensed as incurred rather than capitalized.
Interest expense. Our interest expense was $11.1 million and $11.2 million for the fiscal quarters ended September 11, 2009 and September 10, 2010, respectively. The 2010 interest expense was comprised of mortgage debt ($10.7 million), amortization of deferred financing costs ($0.3 million) and unused fees on our credit facility ($0.2 million). The 2009 interest expense was comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million).
As of September 10, 2010, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30% to 8.81% per year. Our weighted-average interest rate on all debt as of September 10, 2010 was 5.86%.
Interest income. Interest income increased $0.2 million from $0.1 million for the fiscal quarter ended September 11, 2009 to $0.3 million for the fiscal quarter ended September 10, 2010. The increase is due to our corporate cash balances being significantly higher in 2010, as well as the interest rates earned on corporate cash having increased slightly since 2009.
Income taxes. We recorded an income tax benefit of $0.7 million for the fiscal quarter ended September 10, 2010 and $4.6 million for the fiscal quarter ended September 11, 2009. The third quarter 2010 income tax benefit includes $0.6 million of income tax expense incurred on the $1.5 million pre-tax income of our taxable REIT subsidiary, or TRS, foreign income tax benefit of $1.4 million incurred on the $3.0 million of pre-tax loss of the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort and $0.1 million of state franchise taxes. The third quarter 2009 income tax benefit was recorded on the $11.8 million pre-tax loss of our TRS for the fiscal quarter ended September 11, 2009, offset by a foreign income tax expense of $0.1 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to USVI income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010, at which time the income tax rate increased to 37.4%. On October 9, 2010, the USVI Economic Development Authority recommended the approval of the extension of our tax agreement for a period of 5 years, retroactive to February 2010 and subject to another renewal in February 2015. The extension is expected to be sent to the Governor of USVI for final approval and execution. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort is subject to an income tax rate of 37.4%. The third quarter income tax benefit of $1.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort reflects the statutory tax rate of 37.4%. If the tax agreement is extended, this expense will be reversed to an amount which reflects the lower rate in the period the extension is granted.
Comparison of the Period from January 1, 2010 to September 10, 2010 to the Period from January 1, 2009 to September 11, 2009
Our net loss for the period from January 1, 2010 to September 10, 2010 was $11.0 million compared to $2.1 million for the period from January 1, 2009 to September 11, 2009.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $15.1 million from $400.0 million for the period from January 1, 2009 to September 11, 2009 to $415.1 million for the period from January 1, 2010 to September 10, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$11.8 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.9 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.
The remaining increase of $2.4 million reflects the improvement in lodging fundamentals.
Individual hotel revenues for the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009, respectively, consist of the following (in millions):

	Period from	Period from
	January 1, 2010	January 1, 2009
	to September 10,	to September 11,
	2010	2009
Chicago Marriott	$57.1	$58.1
Westin Boston Waterfront Hotel (1)	42.5	43.6
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	37.1	36.1
Los Angeles Airport Marriott	34.7	33.8
Renaissance Worthington	21.4	21.4
Renaissance Waverly Hotel	20.6	21.3
Renaissance Austin Hotel	19.9	20.9
Vail Marriott Mountain Resort & Spa (1)	18.1	16.1
Marriott Griffin Gate Resort	16.1	15.9
Courtyard Manhattan/Midtown East	15.6	14.3
Salt Lake City Marriott Downtown	14.4	14.2
Conrad Chicago (1)	14.1	14.1
Torrance Marriott South Bay	14.0	14.3
Oak Brook Hills Marriott Resort	14.0	14.0
Orlando Airport Marriott	12.9	15.0
Hilton Minneapolis (2)	11.8	—
Westin Atlanta North at Perimeter (1)	10.5	10.0
The Lodge at Sonoma, a Renaissance Resort & Spa	10.3	9.5
Bethesda Marriott Suites	10.0	9.8
Courtyard Manhattan/Fifth Avenue	9.6	8.9
Marriott Atlanta Alpharetta	9.5	8.7
Renaissance Charleston	0.9	—
Hilton Garden Inn Chelsea (2)	—	—

Total	$415.1	$400.0

(1)
The Frenchman’s Reef & Morning Star Marriott Beach Resort, Vail Marriott Mountain Resort & Spa, Westin Atlanta North at Perimeter, Conrad Chicago and the Westin Boston Waterfront Hotel report operations on a calendar month and year basis. The periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009 include the operations for the period from January 1, 2010 to August 31, 2010 and January 1, 2009 to August 31, 2009, respectively, for these five hotels.

(2)
The Hilton Minneapolis reports operations on a calendar month and year basis. The hotel was acquired on June 16, 2010 and the period from January 1, 2010 to September 10, 2010 includes operations for the period from June 16, 2010 to August 31, 2010.

(3)	The Renaissance Charleston was acquired on August 6, 2010 and the period from January 1, 2010 to September 10, 2010 includes operations from August 6, 2010 to September 10, 2010.

(4)
The Hilton Garden Inn Chelsea reports operations on a calendar month and year basis. The period ended September 10, 2010 excludes the operations of the hotel since it was acquired on September 8, 2010.

The following pro forma key hotel operating statistics for our hotels for the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009, respectively, include the prior year operating statistics for the comparable prior year period to our 2010 ownership period.

	Period from	Period from
	January 1, 2010	January 1, 2009
	to September 10,	to September 11,
	2010	2009	% Change
Occupancy %	71.3%	69.0%	2.3 percentage points
ADR	$151.94	$152.98	(0.7)%
RevPAR	$108.34	$105.51	2.7%

Food and beverage revenues increased $4.2 million from the comparable period in 2009, with $3.8 million contributed from the Hilton Minneapolis and the Renaissance Charleston and $0.4 million from our comparable hotels. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased $2.5 million from the comparable period in 2009, which is primarily the result of lower attrition and cancellation fees for the quarter ended September 10, 2010 as is typical during the initial stages of a lodging recovery.
Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. The operating expenses for the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009 consist of the following (in millions):

	Period from	Period from
	January 1, 2010	January 1, 2009
	to September 10,	to September 11,
	2010	2009
Rooms departmental expenses	$71.5	$66.9
Food and beverage departmental expenses	86.7	86.0
Other hotel expenses	20.9	20.8
General and administrative	37.8	35.7
Utilities	17.7	16.9
Repairs and maintenance	20.0	19.7
Sales and marketing	30.8	28.8
Base management fees	11.1	10.5
Incentive management fees	2.5	2.7
Property taxes	17.6	18.2
Ground rent—Contractual	2.4	1.3
Ground rent—Non-cash	5.1	5.3

Total hotel operating expenses	$324.1	$312.8

Our hotel operating expenses increased $11.3 million or 3.6%, from $312.8 million for the period from January 1, 2009 to September 11, 2009 to $324.1 million for the period from January 1, 2010 to September 10, 2010. This increase includes amount that are not comparable year-over-year as follows:
•	$7.3 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.6 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.
The remaining increase of $3.4 million is due to the overall increase of occupancy at our hotels as well as higher support costs at our hotels, specifically administrative and sales and marketing expenses. In addition, during the quarter we recorded $1.4 million of operating expense related to hurricane damage sustained at Frenchman’s Reef from Hurricane Earl in late August 2010. These increases are partially offset by lower property taxes, primarily due to a $1.6 million successful multi-year real estate tax appeal at the Renaissance Waverly Hotel. We continue to work with our hotel managers to lower operating expenses.
Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at certain hotels. Therefore, the increase in base management fees is due to the overall increase in revenues at our hotels. We pay incentive management fees only at certain of our hotels based on operating profits.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.0 million from $57.3 million for the period from January 1, 2009 to September 11, 2009 to $59.3 million for the period from January 1, 2010 to September 10, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$1.7 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.1 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.
Corporate expenses. Our corporate expenses decreased from $11.1 million for the period from January 1, 2009 to September 11, 2009 to $10.9 million for the period from January 1, 2010 to September 10, 2010. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees, and directors’ fees. The decrease in corporate expenses is due primarily to a decrease in employee-related expenses.

Hotel acquisition costs. We incurred $1.2 million of hotel acquisition costs during the period from January 1, 2010 to September 10, 2010 associated with our acquisitions of the Hilton Minneapolis, Renaissance Charleston and Hilton Garden Inn Chelsea. In accordance with GAAP, acquisition-related costs are expensed as incurred rather than capitalized.
Interest expense. Our interest expense decreased $3.2 million from $33.7 million for the period from January 1, 2009 to September 11, 2009 to $30.5 million for the period from January 1, 2010 to September 10, 2010. The decrease in interest expense is primarily attributable to the first quarter reversal of $3.1 million penalty interest on the Frenchman’s Reef mortgage loan. The 2010 interest expense was comprised of mortgage debt ($29.3 million), amortization of deferred financing costs ($0.8 million) and interest and unused facility fees on our credit facility ($0.4 million). The 2009 interest expense is comprised of mortgage debt ($32.6 million), amortization of deferred financing costs ($0.6 million) and interest and unused facility fees on our credit facility ($0.5 million).
As of September 10, 2010, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30% to 8.81% per year. Our weighted-average interest rate on all debt as of September 10, 2010 was 5.86%.
Interest income. Interest income increased $0.4 million from $0.3 million for the period from January 1, 2009 to September 11, 2009 to $0.7 million for the period from January 1, 2010 to September 10, 2010. The increase is due to our corporate cash balances being significantly higher in 2010, as well as the interest rates earned on corporate cash being slightly higher than they were in 2009.
Income taxes. We recorded an income tax expense of $0.8 million for the period from January 1, 2010 to September 10, 2010 and an income tax benefit of $13.9 million for the period from January 1, 2009 to September 11, 2009, respectively. The 2010 income tax expense includes a $0.4 million benefit recorded on the $0.9 million pre-tax loss of our taxable REIT subsidiary, or TRS, foreign income tax expense of $0.9 million incurred on the $5.8 million of pre-tax income of the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort and $0.3 million of state franchise tax expense. The 2009 income tax benefit was recorded on the $37.4 million pre-tax loss of our TRS for the period from January 1, 2009 to September 11, 2009, together with foreign income tax expense of $0.8 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to USVI income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010, at which time the income tax rate increased to 37.4%. On October 9, 2010, the USVI Economic Development Authority recommended the approval of the extension of our tax agreement for a period of 5 years, retroactive to February 2010 and subject to another renewal in February 2015. The agreement is expected to be sent to the Governor of USVI for execution. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort is subject to final approval an income tax rate of 37.4%. The income tax expense for the period from January 1, 2010 to September 10, 2010 of $0.9 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort reflects the statutory tax rate of 37.4% on the pre-tax income generated after expiration of the tax agreement. If the tax agreement is extended, this expense will be reversed to an amount which reflects the lower rate in the period the extension is granted.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures as well as payments of interest and principal. We currently expect that our available cash flows generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. During the second quarter, the Courtyard Manhattan/Midtown East lender notified us that the cash trap provision was triggered, resulting in $1.3 million being held by the lender as of September 10, 2010.
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
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of September 10, 2010, we had $782.7 million of mortgage debt outstanding with a weighted average interest rate of 5.86 percent and a weighted average maturity date of approximately 5.4 years with no maturities until late 2014. In addition, we entered into a new $200 million unsecured credit facility in August 2010 that provides reasonable financial covenants. Finally, we currently have 13 hotels unencumbered by debt and no corporate-level debt outstanding.
Senior Unsecured Credit Facility
On August 6, 2010, we amended and restated our $200 million senior unsecured revolving credit facility (the “Facility”) that now expires in August 2013. The maturity date of the Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the Facility to $275 million with lender approval. Interest is paid on the periodic advances under the Facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage, as defined in the credit agreement, as follows:

Leverage	Applicable Margin
Less than or equal to 35%	2.75%
Greater than 35% but less than 45%	3.00%
Greater than or equal 45% but less than 50%	3.25%
Greater than or equal to 50% but less than 55%	3.50%
Greater than or equal to 55%	3.75%
The Facility includes a LIBOR floor of 100 basis points. In addition to the interest payable on amounts outstanding under the Facility, we are required to pay an amount equal to 0.50% of the unused portion of the Facility if the unused portion of the Facility is greater than 50% or 0.40% if the unused portion of the Facility is less than 50%. We incurred interest and unused credit facility fees on the Facility of $0.2 and $0.1 million for the fiscal quarters ended September 10, 2010 and September 11, 2009 and $0.4 million and $0.5 million for the periods from January 1, 2010 to September 10, 2010 and January 1, 2009 to September 11, 2009, respectively. As of September 10, 2010, we had no outstanding borrowings under the Facility.

The Facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	September 10, 2010
Maximum leverage ratio	60%	39.1%
Minimum fixed charge coverage ratio	1.3x - on or before June 29, 2012
1.4x - on or after June 30, 2012 and on or before June 29, 2013
	1.5x - on or after June 30, 2013	1.9x
Minimum tangible net worth	$1.457 billion	$1.779 billion
The Facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject, among other restrictions, to the following limitations and covenants:
•	A minimum of five properties with an unencumbered borrowing base value, as defined, of not less than $250 million.
•
The unencumbered borrowing base must include the Westin Boston Waterfront, the Conrad Chicago and the Vail Marriott Mountain Resort and Spa. The Conrad Chicago and the Vail Marriott Mountain Resort and Spa may be released from the unencumbered borrowing base upon lender approval and certain conditions.

Mortgage Loan Modification
As of December 31, 2009, we had not completed certain capital projects at Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) as required by the mortgage loan secured by the hotel (the “Loan”). As a result, we had accrued $3.1 million of penalty interest as of December 31, 2009. During the fiscal quarter ended March 26, 2010, we amended certain provisions of the Loan. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011, respectively, for the completion date of certain lender required capital projects. In conjunction with the loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the loan modification, we reversed the $3.1 million penalty interest accrued last year. During the fiscal quarter ended September 10, 2010, we deposited an additional $0.9 million into a lender-held escrow for a roof project at Frenchman’s Reef.
Sources and Uses of Cash
Our principal sources of cash are net cash flow from hotel operations, borrowing under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of September 10, 2010, we had $61.3 million of unrestricted corporate cash and $48.2 million of restricted cash.
Our net cash provided by operations was $42.5 million for the period from January 1, 2010 to September 10, 2010. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes. The net cash provided by operations declined from 2009 due primarily to the decline in hotel operations.
Our net cash used in investing activities was $352.8 million for the period from January 1, 2010 to September 10, 2010 primarily as a result of the acquisitions of the Hilton Minneapolis, Renaissance Charleston, Chelsea Hilton Garden Inn and the purchase of the Allerton Loan. In addition, we made certain capital expenditures at our hotels and funded restricted cash reserves for capital expenditures.
Our net cash provided by financing activities was $194.2 million for the period from January 1, 2010 to September 10, 2010. The following table summarizes the significant financing activities for the period from January 1, 2010 to September 10, 2010 (in millions):

Transaction Date	Description of Transaction	Amount

January	Payment of dividends	$(4.3)
January	Repurchase of shares for employee taxes	$(2.0)
March	Proceeds from Controlled Equity Offering Program	$25.1
May	Proceeds from Follow-on Public Offering	$184.7
June	Repurchase of shares for employee taxes	$(2.0)
August	Payment of new credit facility fees	$(3.1)

Dividend Policy
We intend to distribute to our stockholders dividends at least equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:
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
Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 10, 2010, we have set aside $36.2 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
Although we have significantly curtailed the capital expenditures at our hotels, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. In 2009 and 2010, we have focused our capital expenditures primarily on life safety, capital preservation and return-on-investment projects. The total budget in 2010 for capital improvements is $36 million, only $7 million of which is expected to be funded from corporate cash with the balance to be funded from hotel escrow reserves. We spent approximately $16.2 million on capital improvements during the period from January 1, 2010 through September 10, 2010, of which approximately $2.3 million was funded from corporate cash.
We recently completed a comprehensive evaluation of a major capital investment program at the Frenchman’s Reef & Morning Star Marriott Beach Resort. We plan to undertake a $45 million renovation and repositioning program in order to enhance the guest experience. The repositioning program is projected to include the following key elements:
•	Reinvented Pool — The Company plans a major redesign of the pool with state of the art features, including multiple pools, cascading waterfalls, bali beds, a sundeck and a new swim-up bar.
•
Guestroom Renovation — Each of the guestrooms and bathrooms is expected to feature new modern design elements to enhance lighting, comfort and feel. A renowned interior design firm is the designer for the new guestrooms and bathrooms.

•	Spa Upgrade and Expansion — The Company plans to reinvent and double the size of the existing spa. The plans incorporate the creation of a dedicated spa pool and additional treatment rooms.
•
Infrastructure Improvements — The Company intends to invest $15 million to comprehensively redesign the mechanical plant to allow the hotel to generate its own electricity, improve air flow in common spaces and replace packaged terminal air conditioners in the guestrooms with a central system. These enhancements are expected to greatly reduce the energy consumption and cost per kilowatt hour and generate a significant return on investment while improving guest comfort.

•
Other Resort Upgrades — In addition to the above, the Company intends to provide for upgrades to the food and beverage outlets, renovation of the main ballroom, balcony upgrades, renovations to the boat dock and improvements to other facilities designed to enhance the guest experience.

We expect the majority of the renovation and repositioning program will occur during the summer of 2011 when we will close two of the resorts four buildings (approximately 300 guestrooms) during the seasonally slow period between May and September. During this time, we expect renovation disruption to operations resulting from the partial closure, decreasing the Company’s EBITDA by several million dollars compared to the comparable period in 2010.
We intend to fund the renovation and repositioning program from available corporate cash and borrowings under our credit facility. Marriott has agreed pursuant to a non-binding term sheet to fund a portion of the expense, demonstrating its commitment to Frenchman’s Reef. In addition to funding from Marriott and existing escrow reserves, we expect our total cash expenditure to be approximately $35 million over the next two years.
Elements of the renovation and repositioning program began during the third quarter. In order to take advantage of the low occupancy summer months, we started several projects in the Sea Cliff tower in August 2010, including installation of a new roof, tile surrounds in the guest bathrooms and balcony upgrades. The hotel was damaged by Hurricane Earl, which hit the U.S. Virgin Islands during the Sea Cliff construction. The remediation costs related to the damage caused by Hurricane Earl in September 2010 were below our insurance policy deductible for damages from a named windstorm event. The Company accrued $1.4 million during the third quarter for remediation costs from Hurricane Earl damage.
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

			Period from	Period from
	Fiscal Quarter	Fiscal Quarter	January 1, 2010 to	January 1, 2009
	Ended	Ended	September 10,	to September 11,
	September 10, 2010	September 11, 2009	2010	2009
	(in thousands)

Net (loss) income	$(3,534)	$761	$(11,040)	$(2,075)
Interest expense	11,240	11,090	30,455	33,673
Income tax (benefit) expense	(660)	(4,558)	803	(13,856)
Real estate related depreciation and amortization	21,297	18,866	59,278	57,312

EBITDA	$28,343	$26,159	$79,496	$75,054

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

			Period from	Period from
	Fiscal Quarter	Fiscal Quarter	January 1, 2010	January 1, 2009
	Ended	Ended	to September 10,	to September 11,
	September 10, 2010	September 11, 2009	2010	2009
	(in thousands)

Net (loss) income	$(3,534)	$761	$(11,040)	$(2,075)
Real estate related depreciation and amortization	21,297	18,866	59,278	57,312

FFO	$17,763	$19,627	$48,238	$55,237

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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. As of September 10, 2010, all of our debt was fixed rate and therefore not exposed to interest rate risk.

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
Except as described below, we are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and none of which is expected to have a material impact on our business, financial condition or results of operations.
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
In addition, certain employees at the Los Angeles Marriott Airport Hotel (the “LAX Marriott”), which is owned by one of the Company’s subsidiaries, and certain employees at other hotels in the vicinity of the Los Angeles Airport (“LAX Hotels”), have brought a claim against DiamondRock and Marriott and other LAX area hotel owners and operators alleging that the LAX Marriott and the other LAX Hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at such hotels. The case is likely to begin the discovery phase in the near future. We cannot presently determine the likelihood of the outcome of amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.

Item 1A.	Risk Factors
Other than as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2010, there have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:
The planned renovation and repositioning of Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) may cost more than anticipated and the project could take longer than planned.
We are currently undertaking a renovation and repositioning program at Frenchman’s Reef, including a major redesign of the pool, spa upgrade and expansion, infrastructure improvements, including the HVAC system, and renovation of guestrooms. This renovation and repositioning gives rise to several risks, including construction cost overruns and delays; the renovation investment not resulting in the returns on investment that we expect; and disruption in the operations of the hotel, closure of part of the hotel for longer than expected and reduction in demand for the hotel while capital improvements are underway. These costs and delays could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.2
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Second Amended and Restated Credit Agreement, dated as of August 6, 2010, by and among DiamondRcok Hospitality Limited Partnership. DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Deutsche Bank Securities, Inc. and Citibank, N.A., as Co-Documentation Agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2010)

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
October 19, 2010

/s/ Sean M. Mahoney	/s/ William J. Tennis

Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)