Form 10-K
period 2010-12-31
DiamondRock Hospitality Co
filed 2011-03-01
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-1180098 (I.R.S. Employer Identification Number)

3 Bethesda Metro Center, Suite 1500 Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)
Registrant’s telephone number, including area code: (240) 744-1150
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 18, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1.4 billion (based on the closing sale price of the Registrant’s Common Stock on that date as reported on the New York Stock Exchange).
     The registrant had 166,989,205 shares of its $0.01 par value common stock outstanding as of February 25, 2011.
Documents Incorporated by Reference
     Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010, is incorporated by reference in Part III herein.

DIAMONDROCK HOSPITALITY COMPANY

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
     Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
     References in this Annual Report on Form 10-K to “we,” “our,” “us” and “the Company” refer to DiamondRock Hospitality Company, including as the context requires, DiamondRock Hospitality Limited Partnership, as well as our other direct and indirect subsidiaries.
PART I
Item 1. Business
Overview
     We are a lodging-focused real estate company that, as of February 28, 2011, owns a portfolio of 23 premium hotels and resorts that contain 10,743 guestrooms and a senior mortgage loan secured by another hotel. We are an owner, as opposed to an operator, of the 23 hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
     Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and long-term capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on acquiring, owning, and measured dispositions of high quality, branded lodging properties in North America with superior long-term growth prospects in markets with high barriers-to-entry for new supply. In addition, we are committed to enhancing the value of our platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following sound corporate governance practices.
     Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 23 hotels is concentrated in key gateway cities and in destination resort locations. All of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).
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
     In addition, a core tenet of our strategy is to leverage global hotel brands. We strongly believe in the value of powerful global brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton) and all but three of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand. However, we would consider owning non-branded hotels in certain top-tier or unique markets if we believe that the returns on these hotels would be higher than if the hotels were operated under a globally recognized brand.
Conservative Capital Structure
     Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. All of our outstanding debt is fixed interest rate mortgage debt with no maturities until late 2014. We also maintain low financial leverage by funding a portion of our acquisitions with proceeds from the issuance of equity. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with a moderate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
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
     As of December 31, 2010, we had $84.2 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of December 31, 2010, we had $780.9 million of mortgage debt outstanding with a weighted average interest rate of 5.86 percent and a weighted average maturity date of approximately 5.1 years, with no maturities until late 2014. In addition, we amended and restated our $200 million unsecured credit facility in August 2010. We currently have 13 hotels unencumbered by debt and no corporate-level debt outstanding.
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
     As the economic recovery continues, we will explore strategic options to maximize the growth of our revenue and profitability. We continue to focus our hotel managers on minimizing the increases in our property-level operating expenses and we continue to maintain modest corporate expenses. We are also continuing to work closely with our hotel managers to optimize the mix of business at our hotels in order to maximize potential revenue.
     We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

     We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning. We are committed to regularly evaluating our portfolio to determine if we can employ these value-added strategies at our hotels.
Our Company
     We commenced operations in July 2004. Since our formation, we have sought to be open and transparent in our communications with investors, to monitor our corporate overhead and to follow sound corporate governance practices. We believe that we have among the most transparent disclosure in the industry, consistently going beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels enabling our investors to evaluate our successes and our failures. In addition, we have been able to acquire and finance our hotels, asset manage them, complete approximately $270 million of capital expenditures on time and on budget, and comply with the complex accounting and legal requirements of a public company with only 20 employees. Finally, we believe that we have implemented sound corporate governance practices in that we have a majority-independent Board of Directors that is elected annually by our stockholders, we believe that we are subject to limited corporate or statutory anti-takeover devices and our directors and officers are subject to stock ownership policies that are designed so that our directors and officers will own a meaningful amount of our stock.
     As of December 31, 2010, we owned 23 hotels that contained 10,743 hotel rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (3); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington D.C.; Sonoma, California; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois.
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
     Our senior management team periodically meets with senior representatives of Marriott to explore how to further our investment sourcing relationship in order to maximize the value of the relationship to both parties. During 2010, we acquired the Renaissance Charleston through our investment sourcing relationship with Marriott. We actively monitor the acquisition market and believe our investment sourcing relationship with Marriott will continue to prove to be valuable in identifying and executing acquisitions.
Key Money and Yield Support
     Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Previously, Marriott provided us with key money of approximately $22 million in the aggregate in connection with our acquisitions of six of our hotels and the renovations of certain hotels.
     In addition, Marriott provided us with operating cash flow guarantees for certain hotels and funded shortfalls of actual hotel operating income compared to a negotiated target net operating income. We refer to these guarantees as “yield support.” Marriott provided us with yield support for the Oak Brook Hills Marriott Resort and Orlando Airport Marriott, all of which we earned during fiscal years 2006 and 2007. We are not entitled to any further yield support at any of our hotels.
Investment in DiamondRock
     In connection with our July 2004 private placement and our 2005 initial public offering, Marriott purchased an aggregate of 4.4 million shares of our common stock at the same purchase price as all other investors. Marriott has since sold all of its shares in DiamondRock.

Our Corporate Structure
     We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. We have the ability to issue limited partnership units to third parties in connection with acquisitions of hotel properties. In order for the income from our hotel investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to our taxable REIT subsidiary, or TRS, to a wholly-owned subsidiary of our TRS (each, a TRS lessee), or to an unrelated third party. We currently lease all of our domestic hotels to TRS lessees. In turn our TRS lessees must engage a third-party management company to manage the hotels. However, we may structure our properties that are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, Frenchman’s Reef is held by a United States Virgin Islands corporation, which we have elected to be a TRS.
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
     Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and will generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. These assessments generally do not include soil sampling, subservice investigations, comprehensive asbestos surveys or mold investigations. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. We cannot assure you that these assessments will discover every environmental condition that may be present on a property.
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
Competition
     The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Starwood or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These global brands’ reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, ADR and RevPAR or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.
     We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. Some of these competitors have substantially greater financial and operational resources than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and increase the cost of acquiring our targeted hotel investments.
Employees
     We currently employ 20 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Courtyard Manhattan/Fifth Avenue, Frenchman’s Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront Hotel and Hilton Minneapolis are currently represented by labor unions and are subject to collective bargaining agreements.
Legal Proceedings
     Except as described below, we are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and is not expected to have a material adverse impact on our financial condition or results of operations.

     We are involved in foreclosure proceedings against the borrower under the senior mortgage loan we acquired in May 2010, which is secured by the Allerton Hotel, located in Chicago, Illinois. The proceedings were initiated in April 2010 and, if successful, would result in the Company owning the Allerton Hotel. The timing and completion of foreclosure proceedings in Cook County, Illinois is uncertain and depends on a variety of factors. No precise timeframe for completion of the foreclosure proceedings on the loan can be given and no assurances can be given that the proceedings will be successful.
     A junior lender which held debt subordinated to the Allerton loan intervened in the foreclosure proceedings and recently filed a counterclaim against the Company in the proceedings. This junior lender alleges in its counterclaim that certain press releases and public statements made by the Company in connection with its acquisition of the Allerton loan were intended to and did impair or destroy the value of the junior lender’s interest in its subordinated debt, which it was attempting to sell. The matter is in the early stages of litigation, and while the Company intends to vigorously defend this claim, no assurances can be given that we will be successful. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
     In addition, certain employees at the Los Angeles Marriott Airport Hotel, which is owned by one of the Company’s subsidiaries, and certain employees at other hotels in the vicinity of the Los Angeles Airport, have brought a claim against the Company and Marriott and other LAX area hotel owners and operators alleging that these hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at these hotels. The litigation is in the discovery phase. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
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
Available Information
     We maintain an internet website at the following address: www.drhc.com. Through our website, we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).
     Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Governance page in the Investor Relations section that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics for our employees, officers and directors, our Guidelines on Significant Governance Issues and the charters for each standing committee of our Board of Directors, which currently are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Copies of our charter, our bylaws and these charters and policies are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland 20814.
     The information included or referenced to, on or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

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
     We own hotels, a very different asset class from many other REITs. A typical office REIT, for example, has long-term leases with third party tenants, which provide a relatively stable long-term stream of revenue. Our TRS, on the other hand, does not enter into a lease with a hotel manager. Instead, our TRS engages the hotel manager pursuant to a management agreement and pays the manager a fee for managing the hotel. The TRS receives all the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.
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
     In addition, our hotels are mostly in the premium full-service segment of the hotel business that, historically, tends to have the best operating results in a strong economy and the worst results in a weak economy as many travelers choose lower cost and more limited service hotels. In periods of weak demand, such as the recent economic recession, profitability is negatively affected by the relatively high fixed costs of operating premium full-service hotels when compared to other classes of hotels.
     The occurrence of any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
Our portfolio is highly concentrated in a handful of core markets.
     During 2010, over 65% of our earnings were derived from our hotels in five gateway cities (New York City, Boston, Chicago, Los Angeles and Atlanta) and three destination resorts (Frenchman’s Reef, Vail Marriott, and the Lodge at Sonoma) and as such, the operations of these hotels will have a material impact on our overall results of operations. This concentration in our portfolio may lead to increased volatility in our results. If lodging fundamentals in any of these cities are poor compared to the United States as a whole, the popularity of any of these destinations resorts decreases, or a manmade or natural disaster or casualty or other damage occurs to one of our key hotels, our overall results of operations may be adversely affected.
Recent economic conditions may continue to adversely affect the lodging industry.
     The performance of the lodging industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand. As these indicators improve, we anticipate that lodging operating fundamentals will improve as well. However, if the early-stage economic recovery should falter and there is a further extended period of economic weakness, our revenues and profitability could be adversely affected.
Our hotels are subject to significant competition.
     Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In particular, we own the Marriott Chicago Downtown and the Renaissance Austin, each of which is being impacted by new supply in its respective market. In Chicago, a new JW Marriott opened in November 2010 and is likely to impact the performance of the Marriott Chicago Downtown by directly competing for Marriott customers, particularly business transient travelers, a typically high ADR segment. In Austin, the Westin Austin at the Domain opened in March 2010 and is a strong competitor to our Renaissance Austin as it is located near several corporate customers of our hotel.
     Additionally, over 10,000 rooms have been, or will be, added to the Manhattan hotel market. Although the new supply is not expected to be directly competitive to our two Courtyard hotels in Manhattan, because many of these hotels are not located near our Courtyard hotels nor do they have the benefit of a well-recognized national hotel brand, there nevertheless may be an impact on the performance of our Courtyard hotels if demand for rooms in Manhattan declines. However, we do believe the new supply is directly competitive to the Hilton Garden Inn Chelsea/New York City and is likely to impact the operating performance of that hotel.
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
     It may be in the best interest of our stockholders to sell one or more of our hotels in the future. We cannot predict whether we will be able to sell any hotel property or investment at an acceptable price or otherwise on reasonable terms and conditions. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property or loan.
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
     One of our major hotels, Frenchman’s Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the U.S. Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes, including Hurricane Earl in August 2010. In addition, three of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott South Bay and The Lodge at Sonoma, a Renaissance Resort & Spa, are located in areas that are seismically active. Finally, ten of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are each material to our financial results. The Chicago Marriott, Westin Boston Waterfront Hotel, Los Angeles Airport Marriott, Frenchman’s Reef & Morning Star Marriott Beach Resort, Courtyard Manhattan/Midtown East, Conrad Chicago, Torrance Marriott South Bay, the Lodge at Sonoma, Courtyard Manhattan/Fifth Avenue and Hilton Garden Inn Chelsea/New York City constituted approximately 13.8%, 10.2%, 8.0%, 7.8%, 4.0%, 3.7%, 3.3%, 2.5%, 2.4% and 0.7%, respectively, of our total revenues in 2010. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases, such as H1N1, SARS or the avian bird flu, or other casualty events affecting the United States, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
     With or without insurance, damage to any of our hotels, or to the hotel industry generally, due to fire, hurricane, earthquake, terrorism, outbreaks such as H1N1, SARS, or the avian bird flu or other man-made or natural disasters or casualty events could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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

     In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, or investments through retained earnings, is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements, but due to the current recession and capital markets crisis, these sources of funds may not be available on reasonable terms and conditions.
There are several specific risks associated with the ownership of Frenchman’s Reef.
     Frenchman’s Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990’s and since then has been damaged by subsequent hurricanes, including Hurricane Earl in August 2010. While we maintain insurance against wind damage in an amount we believe is customarily obtained for or by hotel owners, Frenchman’s Reef has a deductible of approximately $5 million if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $5 million caused by a named windstorm event. While we cannot predict whether there will be another hurricane that will impact this hotel, if there were, then it could have a material adverse affect on the operations of this hotel. Further, in the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our investment. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman’s Reef, as well as the anticipated future revenue of this hotel. In that event, we might nevertheless remain obligated for mortgage debt related to Frenchman’s Reef. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.
     We are currently undertaking a renovation and repositioning program at Frenchman’s Reef, including a major redesign of the pool, spa upgrade and expansion, infrastructure improvements, including the HVAC system, and renovation of guestrooms. This renovation and repositioning gives rise to several risks, including construction cost overruns and delays; the renovation investment not resulting in the returns on investment that we expect; closure of part of the hotel for longer than expected; and reduction in demand for the portion of the hotel that remains open while capital improvements are underway. These costs and delays could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
     The cost of utilities at Frenchman’s Reef is highly correlated to oil prices. If the price of oil were to increase back to the levels experienced prior to 2010, the cost of utilities would likely increase dramatically and this would have a significant impact on the results of operation. Also, the hotel has experienced disruptions in service from the local utility providers, including power outages from time to time. The hotel has generators in place that are able to provide power when these outages occur. Part of the renovation and repositioning program includes a redesign to the mechanical plant to allow the hotel to generate its own electricity, which is expected to significantly reduce both the kilowatt hour consumption and the cost per kilowatt hour as well as enhance guest comfort. However, there can be no assurance that we will complete this project or that the significant consumption and cost savings can be achieved.
     Frenchman’s Reef benefits from a tax holiday, which was recently extended to February 2015. The provisions of the tax holiday permit us to pay income taxes at 19 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands. There can be no assurance that such tax exemptions or similar exemptions will be secured at the expiration of the current tax holiday.
Our hotel portfolio is not diverse by brand or manager and there are risks associated with using Marriott’s brands on most of our hotels and having Marriott manage most of our hotels.
Our success depends in part on the success of Marriott.
     Eighteen of our current hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of Marriott and its brands. We believe that building brand value is critical to increasing demand and building customer loyalty. If market recognition or the positive perception of these Marriott brands is reduced or compromised, the goodwill associated with Marriott branded hotels may be adversely affected and the results of operations of our hotels may be adversely affected. As a result, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
Marriott is not obligated to refer acquisition opportunities to us.
     We have an investment sourcing relationship with Marriott. We believe that our investment sourcing relationship with Marriott will continue to prove valuable in identifying and executing acquisitions. However, we have not entered into a binding agreement or commitment setting forth the terms of this investment sourcing relationship. As a result, we cannot assure you that our investment sourcing relationship will continue or will not be modified.
Our ownership of properties through ground leases exposes us to the risk that we may have difficulty financing such properties, be forced to sell such properties for a lower price or lose such properties upon breach or termination of the ground leases.
     We acquired interests in five hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis), the parking lot associated with another hotel (Renaissance Worthington) and two golf courses associated with two additional hotels (Marriott Griffin Gate Resort and Oak Brook Hills Marriott Resort) by acquiring a leasehold interest in land underlying the property. We may acquire additional hotels in the future through the purchase of hotels subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any prices, so we may find that we will have a difficult time selling a property subject to a ground lease or may receive less proceeds from such sale. Finally, as lessee under ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
Due to restrictions in our hotel management agreements, franchise agreements, mortgage agreements and ground leases, we may not be able to sell our hotels at the highest possible price (or at all).
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
     Our ground lease agreements with respect to Bethesda Marriott Suites, Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent we receive less sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

We face competition for hotel acquisitions and investments and we may not be successful in identifying or completing hotel acquisitions and investments that meet our criteria, which may impede our growth.
     One component of our long-term business strategy is expansion through hotel acquisitions and investments. However, we may not be successful in identifying or completing acquisitions or investments that are consistent with our strategy. We compete with institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may not be dependent on third-party financing, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels, hotel companies or hotel investments may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.
We may fail to successfully integrate and operate newly acquired hotels.
     Our ability to successfully integrate and operate newly acquired hotels is subject to the following risks:
•	we may not possess the same level of familiarity with the dynamics and market conditions of any new markets that we may enter, which could result in us paying too much for hotels in new markets;

•	market conditions may result in lower than expected occupancy and room rates;

•	we may acquire hotels without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the hotels and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the hotels;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to our newly acquired hotels; and

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations.
     If we cannot operate acquired hotels to meet our goals or expectations, our business, financial condition, results of operations and ability to make distributions to our stockholders could be materially and adversely affected.
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
     We believe that if the Employee Free Choice Act is enacted, a number of our hotels could become unionized. Currently, we have only four hotels whose manager employs a unionized workforce. In general, the wages and benefits of our non-union hotels are consistent with the wages and benefits of unionized hotels in their respective markets. However, unionized hotels are generally subject to a number of work rules that, if implemented at our non-union hotels, could decrease operating margins at these hotels. If that is the case, we believe that the unionization of our remaining hotels may result in a significant decline in the profitability and value of those hotels, which could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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
We may have difficulty executing our investment strategy associated with our purchase of the Allerton loan.
     We have no prior experience investing in mortgage loans. As a result, we cannot assure you that we will be able to successfully foreclose on, or otherwise take control of, the Allerton Hotel, which secures the mortgage loan. The foreclosure proceedings may also take longer than expected.
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
     If we are unable to acquire the Allerton Hotel, we will hold the loan as a debt investment, which is subject to, among other risks, (i) the risk of continued borrower default, (ii) the risks attendant to foreclosure, (iii) the risk of delays and expenses due to interposed defenses or counterclaims, and the possibility that a foreclosure sale may be challenged as a fraudulent conveyance, regardless of the parties’ intent, (iv) the risk that we may be limited in our ability to collect certain funds due to it from a borrower that is a debtor in a case filed under Title 11 of the U.S. Code, 111 U.S.C. §§ 101 et seq., as amended, and (v) the risk that the borrower may not maintain adequate insurance coverage against liability for personal injury and property damage in the event of casualty or accident.
We face risks associated with the development of a hotel by a third-party developer.
     On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion (expected in 2013), a hotel property under development on West 42nd Street in Times Square, New York City. We are exposed to the risks associated with the failure of the third-party developer to complete the development, as we expect, of the to-be-developed hotel described in more detail in Item 7 under “Recent Developments.” These include the risk that the third-party developer will default on its obligations under the purchase and sale agreement with us or default on an obligation to a lender, which may have a security interest in the property senior to us. In either of these cases, we may lose the opportunity to acquire the hotel and may have no recourse to the developer. In addition, the hotel is not expected to be opened for approximately 24 to 30 months. If we acquire this hotel, there can be no assurance that the market where it is located will not be experiencing a downturn when the acquisition is completed and the hotel may not perform as we expect.
     We cannot assure you that we will acquire this hotel because the proposed acquisition is subject to a variety of factors, including substantial construction completion of the hotel by the third-party developer and construction of the hotel within the contractual scope. In addition, even if we complete the acquisition of the hotel, we cannot assure you that the hotel will contain more than 250 guest rooms because the additional rooms are subject to the receipt of required permits, approvals and consents.
Risks Related to the Economy and Credit Markets
The lack of availability and terms of financing could adversely impact the amounts, sources and costs of capital available to us.
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
     During periods of economic recession, it could be difficult for us to borrow money. Over the last 10 years, a significant percentage of hotel loans were made by lenders who quickly sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. If the market for new CMBS issuances results in CMBS lenders making very few loans, the debt capital available to hotel owners could be dramatically reduced.
A recession could result in declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.
     The performance of the lodging industry has traditionally been closely linked with the general economy. A stall in the economic recovery or a resurgent recession would have a material adverse effect on our results of operations. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we would be required to spend additional funds for that property’s operating expenses.
     In addition, if the operating results decline at our hotels secured by mortgage debt there may not be sufficient operating profit from the hotel to cover the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our corporate credit facility, selling the hotel on disadvantageous terms, including an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.
The market price of our common stock could be volatile and could decline, resulting in a substantial or complete loss on our common stockholders’ investment.
     The market price of our common stock has been highly volatile in the past, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.
Risks Related to Our Debt and Financing
Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our stockholders.
     Our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. In addition, this could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.
Our credit facility contains financial covenants that may constrain our ability to sell assets and make distributions to our stockholders.
     Our corporate credit facility contains several financial covenants, the most constraining of which limits the amount of debt we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, the lenders may require us to repay all amounts then outstanding under our credit facility and may terminate our credit facility. These two financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition our credit facility requires that we maintain a portion of our hotels as unencumbered assets. The pool of unencumbered assets must include the Westin Boston Waterfront Hotel, the Vail Marriott Mountain Resort & Spa and the Conrad Chicago. During the term of the credit facility, we are prohibited from selling the Westin Boston Waterfront Hotel and may only sell the Vail Marriott Mountain Resort & Spa and Conrad Chicago under limited circumstances.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.
     Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline further. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders. During the second quarter of 2010, the Courtyard Manhattan/Midtown East lender notified us that the cash trap provisions had been triggered resulting in $0.8 million being held by the lender as of December 31, 2010.
There is refinancing risk associated with our debt.
     Our typical debt contains limited principal amortization; therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, the first of which is in late 2014, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
If we default on our secured debt in the future, the lenders may foreclose on our hotels.
     All of our indebtedness, except our credit facility, is secured by single property first mortgages on the applicable property. If we default on any of the secured loans, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure.
     In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Internal Revenue Code of 1986, as amended (the “Code”), a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.
Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our ability to make cash distributions necessary to maintain our tax status as a REIT and limit our ability to make distributions to our stockholders.
     In the future, we and our subsidiaries may be able to incur substantial additional debt, including secured debt. While borrowing costs are currently low, borrowing costs on new and refinanced debt may be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:
•	our cash flow from operations will be insufficient to make required payments of principal and interest or to make cash distributions necessary to maintain our tax status as a REIT;

•	we may be vulnerable to adverse economic and industry conditions;

•	we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, funds available for operations and capital expenditures, future investment opportunities or other purposes;

•	the terms of any refinancing is likely not as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our stock price and the ability to make distributions to our stockholders.
     If we violate covenants in our future indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.
     Higher interest rates could increase debt service requirements on our floating rate debt, if any, and refinanced debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements — to “hedge” against the possible negative effects of interest rate fluctuations. However, hedging is expensive, there is no perfect hedge, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties.
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
     In addition, currency devaluations and unfavorable changes in international monetary and tax policies could have a material adverse effect on our profitability and financing plans, as could other changes in the international regulatory climate and international economic conditions. Liabilities arising from differing legal, monetary and political risks as well as currency fluctuations could adversely affect our financial condition, operating results and our ability to make distributions to our stockholders. In addition, the gross income and asset tests that we must meet to qualify as a REIT may limit our ability to earn gains, as determined for federal income tax purposes, attributable to changes in currency exchange rates. These limitations may limit our ability to invest outside of the United States or impair our ability to qualify as a REIT.
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
     We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2010, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.
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
     If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to federal income tax on our taxable income at corporate rates. We might need to borrow money or sell assets in order to pay any such tax. Also, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and we would no longer be compelled to make distributions under the Code. Unless we were entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT but we may be required to pay a penalty tax, which could be substantial.
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
To qualify as a REIT we must meet annual distribution requirements.
     In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result, for example, of differences between cash flow and the accrual of income and expenses for tax purposes, or of nondeductible expenditures, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.
     We may distribute taxable dividends that are partially payable in our common stock to satisfy our annual distribution requirement. Under the Internal Revenue Service’s Revenue Procedure 2010-12, we may pay up to 90% of any taxable dividend for taxable years ending on or before December 31, 2011 in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the shares of common stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our common stock.

In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on these dividends, it may put downward pressure on the trading price of our common stock.
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
     We will be subject to a 100% excise tax on transactions with our TRSs that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm’s-length rental amount, such amount potentially is subject to this excise tax. While we believe we structure all of our leases on an arm’s-length basis, upon an audit, the IRS might disagree with our conclusion.
You may be restricted from transferring our common stock.
     In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include certain entities) during the last half of any taxable year. In addition, the REIT rules generally prohibit a manager of one of our hotels from owning, directly or indirectly, more than 35% of our stock and a person who holds 35% or more of our stock from also holding, directly or indirectly, more than 35% of any such hotel management company. To qualify for and preserve REIT status, our charter contains an aggregate share ownership limit and a common share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common share ownership limit.
     If anyone transfers or owns shares in a way that would violate the aggregate share ownership limit or the common share ownership limit (unless such ownership limits have been waived by our board of directors), or would prevent us from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit or the common share ownership limit. If this transfer to a trust would not be effective to prevent a violation of the ownership restrictions in our charter, then the initial intended transfer or ownership will be null and void from the outset. The intended transferee or owner of those shares will be deemed never to have owned the shares. Anyone who acquires or owns shares in violation of the aggregate share ownership limit, the common share ownership limit (unless such ownership limits have been waived by our board of directors) or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.
Even if we qualify as a REIT, in certain circumstances, we may be subject to federal and state income taxes, which would reduce our cash available for distribution to our stockholders.
     Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or property, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. In addition, we may be subject to federal, state local or non-U.S. taxes in other various circumstances. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders.
REIT dividends generally do not qualify for the reduced tax rates that apply to certain other corporate dividends.
     Tax legislation enacted at the end of 2010 extended the maximum 15% tax rate applicable to “qualified dividend income” received by individuals from domestic and certain foreign corporations through 2012. However, dividends from REITs generally do not qualify as qualified dividend income and, therefore, are taxed at normal ordinary income tax rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the preferential rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. It is unclear whether this reduced tax rate will be extended beyond 2012 and if so, at what rate.
Foreign investors may be subject to Foreign Investment Real Property Tax Act, or FIRPTA, tax on certain distributions and on the sale of our common stock if certain exceptions do not apply.
     A foreign person disposing of a U.S. real property interest, or USRPI, including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by foreign persons. Even if we do not qualify as a domestically controlled qualified investment entity, a foreign person’s sale of our common stock will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market at the time of the sale, and (2) the selling foreign person held 5% or less of our outstanding common stock at all times during a specified testing period. If we were to fail to qualify as a domestically controlled qualified investment entity at a time when our common stock is not regularly traded on an established securities market, gain realized by a foreign person on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity or that our common stock will continue to be regularly traded on an established securities market. Additionally, any distributions we make to our foreign shareholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholding, unless our common stock is regularly traded on an established securities market at the time of the distribution and the recipient did not own more than 5% of our common stock at any time during the year preceding the distribution.
Legislative or regulatory action could adversely affect our stockholders.
     In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to applicable tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock. All stockholders are urged to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Risks Related to Our Organization and Structure
Provisions of our charter may limit the ability of a third party to acquire control of our company.
     Our charter provides that no person may beneficially own more than 9.8% of the aggregate outstanding shares of our common stock or more than 9.8% of the value of the aggregate outstanding shares of our capital stock, except certain “look-through entities,” such as mutual funds, which may beneficially own up to 15% of the aggregate outstanding shares of our common stock or up to 15% of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for certain investors in the past. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests.
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
     Our bylaws provide that (a) with respect to an annual meeting of stockholders, nominations of individuals for election to our board of directors and the proposal of other business to be considered by stockholders may be made only (i) pursuant to our notice of the meeting, (ii) by the board of directors or (iii) by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the bylaws and (b) with respect to special meetings of stockholders, only the business specified in our notice of meeting may be brought before the meeting of stockholders and nominations of individuals for election to the board of directors may be made only (A) by the board of directors or (B) provided that the board of directors has determined that directors shall be elected at such meeting, by a stockholder who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders’ best interests.
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
     Our board of directors determines our major policies, including policies related to our investment objectives, leverage, financing, growth and distributions to our stockholders. Our board of directors may amend or revise these policies without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies and those changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
We may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at expected levels, and we cannot assure you of our ability to make distributions in the future.
     Beginning in 2011, we intend to pay a quarterly dividend that represents 90% of cash available for distribution. Our ability to make this intended distribution may be adversely affected by the risk factors described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. In addition, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, any debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time.
     As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Our Properties
Overview
     The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2010:

						% Change
		Number of				from 2009
Property	Location	Rooms	Occupancy	ADR ($)	RevPAR ($)	RevPAR(4)
Chicago Marriott	Chicago, Illinois	1,198	72.3%	$184.50	$133.43	2.7%
Los Angeles Airport Marriott	Los Angeles, California	1,004	81.6%	101.36	82.67	5.5%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	74.0%	141.19	104.46	8.7%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	67.2%	192.34	129.20	(2.2)%
Renaissance Waverly Hotel	Atlanta, Georgia	521	64.0%	126.88	81.20	1.2%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	54.1%	130.12	70.36	2.9%

						% Change
		Number of				from 2009
Property	Location	Rooms	Occupancy	ADR ($)	RevPAR ($)	RevPAR(4)
Renaissance Worthington	Fort Worth, Texas	504	64.8%	159.10	103.07	(1.8)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	82.2%	219.91	180.84	4.3%
Renaissance Austin Hotel	Austin, Texas	492	61.2%	143.89	88.11	1.6%
Torrance Marriott South Bay	Los Angeles County, California	487	79.8%	101.34	80.82	2.0%
Orlando Airport Marriott	Orlando, Florida	485	72.7%	95.74	69.59	(7.3)%
Marriott Griffin Gate Resort	Lexington, Kentucky	409	62.2%	148.75	92.59	18.7%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	51.7%	108.05	55.90	13.0%
Atlanta Westin North at Perimeter	Atlanta, Georgia	372	69.8%	102.45	71.51	5.3%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	61.1%	220.44	134.71	16.8%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	66.0%	119.51	78.86	7.3%
Courtyard Manhattan/Midtown East	New York, New York	312	85.8%	244.03	209.26	10.3%
Conrad Chicago	Chicago, Illinois	311	80.3%	186.54	149.83	6.9%
Bethesda Marriott Suites	Bethesda, Maryland	272	66.3%	164.47	109.00	2.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.3%	254.90	220.05	6.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	68.3%	197.93	135.13	13.1%
Hilton Garden Inn Chelsea/New York City (2)	New York, New York	169	93.8%	242.48	227.45	29.3%
Renaissance Charleston (3)	Charleston, South Carolina	166	81.4%	157.59	128.24	9.2%

TOTAL/WEIGHTED AVERAGE		10,743	70.5%	$155.29	$109.40	4.5%

(1)	We purchased the Hilton Minneapolis on June 16, 2010. The operating information above is for the period from June 16, 2010 to December 31, 2010.

(2)	We purchased the Hilton Garden Inn Chelsea/New York City on September 8, 2010. The operating information above is for the period from September 8, 2010 to December 31, 2010.

(3)	We purchased the Renaissance Charleston on August 6, 2010. The operating information above is for the period from August 6, 2010 to December 31, 2010.

(4)	Total hotel statistics and the percentage change from 2009 RevPAR for our 2010 acquisitions reflect the comparable period in 2009 to our 2010 ownership period.
     The following table sets forth information regarding our investment in each of our owned hotels as of December 31, 2010:

					Total
		Year	Number of	Total	Investment
Property	Location	Opened	Rooms	Investment(1)	Per Room
				(in thousands)
Chicago Marriott	Chicago, Illinois	1978	1,198	$331,686	$276,867
Los Angeles Airport Marriott	Los Angeles, California	1973	1,004	125,228	124,729
Hilton Minneapolis	Minneapolis, Minnesota	1992	821	155,703	189,650
Westin Boston Waterfront Hotel	Boston, Massachusetts	2006	793	349,447	440,664
Renaissance Waverly Hotel	Atlanta, Georgia	1983	521	131,498	252,396
Salt Lake City Marriott Downtown	Salt Lake City, Utah	1981	510	53,929	105,743
Renaissance Worthington	Fort Worth, Texas	1981	504	81,950	162,599
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	1973/1984	502	93,635	186,524
Renaissance Austin Hotel	Austin, Texas	1986	492	110,972	225,553
Torrance Marriott South Bay	Los Angeles County, California	1985	487	73,538	151,002
Orlando Airport Marriott	Orlando, Florida	1983	485	80,935	166,876
Marriott Griffin Gate Resort	Lexington, Kentucky	1981	409	56,652	138,513
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	1987	386	77,186	199,963
Atlanta Westin North at Perimeter	Atlanta, Georgia	1987	372	65,576	176,281

					Total
		Year	Number of	Total	Investment
Property	Location	Opened	Rooms	Investment(1)	Per Room
				(in thousands)
Vail Marriott Mountain Resort & Spa	Vail, Colorado	1983/2002	344	66,532	193,408
Marriott Atlanta Alpharetta	Atlanta, Georgia	2000	318	38,501	121,073
Courtyard Manhattan/Midtown East	New York, New York	1998	312	75,516	242,039
Conrad Chicago	Chicago, Illinois	2001	311	123,227	396,227
Bethesda Marriott Suites	Bethesda, Maryland	1990	272	48,485	178,254
Courtyard Manhattan/Fifth Avenue	New York, New York	1990	185	44,276	239,329
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	2001	182	32,359	177,797
Hilton Garden Inn Chelsea/New York City	New York, New York	2007	169	68,659	406,268
Renaissance Charleston	Charleston, South Carolina	2001	166	38,942	234,590

Total			10,743	$2,324,432	$216,367

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.
Our Hotels
Bethesda Marriott Suites
     The Bethesda Marriott Suites is located in the Rock Spring Corporate Office Park near downtown Bethesda, Maryland, with convenient access to Washington, D.C.’s Beltway (I-495) and the I-270 Technology Corridor. Rock Spring Corporate Office Park contains several million square feet of office space and includes corporate headquarters for companies such as Marriott and Lockheed Martin Corp., as well as offices for the National Institute of Health. The hotel contains 272 guestrooms, all of which are suites, and 5,000 square feet of total meeting space.
     The hotel was built in 1990. We completed the refurbishment of guestrooms during 2006. The hotel lobby was renovated in 2007 and converted into a Marriott “great room.” We acquired the hotel in 2004 and hold the property pursuant to a ground lease. The current term of the ground lease will expire in 2087.
Chicago Marriott
     The Chicago Marriott opened in 1978 and contains 1,198 rooms, 90,000 square-feet of meeting space, and three food and beverage outlets. The 46-story hotel sits amid the world-famous shops and restaurants on Michigan Avenue, in the heart of downtown Chicago. We acquired a fee simple interest in the hotel in 2006.
     We undertook a $35 million renovation of the hotel in 2008. The renovation included a complete redo of all the meeting rooms and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby.
     In November 2010, a JW Marriott opened in downtown Chicago. We expect the JW Marriott to be a significant competitor to the Chicago Marriott as it will compete for Marriott customers, particularly business transient travelers, which is a typically high average rate segment.
Conrad Chicago
     The Conrad Chicago opened in 2001 as a Le Meridien and contains 311 rooms, 33 of which are suites, and 13,000 square-feet of meeting space. The property is located on several floors within the 17-story former McGraw-Hill Building, amid Chicago’s Magnificent Mile. The Conrad Chicago rises above the Westfield North Bridge Shopping Centre and the Nordstrom department store on North Michigan Avenue. The property is approximately one half block away from our Chicago Marriott. The Conrad Chicago changed management to Hilton in November 2005 and had its official “Conrad launch” in June 2006. Conrad Hotels has approximately 25 luxury properties worldwide, but currently just three are open in the United States. Conrad Hotels are Hilton’s competitor to Marriott’s Ritz-Carlton brand and Starwood’s St. Regis brand.
     We acquired a fee simple interest in the hotel in 2006. In 2008, we completed a renovation of the guestrooms, corridors, and front entrance.

Courtyard Manhattan/Fifth Avenue
     The Courtyard Manhattan/Fifth Avenue is located on 40th Street, just off of Fifth Avenue in Midtown Manhattan, across the street from the New York Public Library. The hotel is situated in a convenient tourist and business location. It is within walking distance from Times Square, Broadway theaters, Grand Central Station, Rockefeller Center and the Empire State Building. The hotel includes 185 guestrooms. We acquired the hotel in 2004 and hold the property pursuant to a ground lease. The term of the ground lease expires in 2085, inclusive of one 49-year extension.
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
     We completed a guestroom and public space renovation in 2006.
Frenchman’s Reef & Morning Star Marriott Beach Resort
     The Frenchman’s Reef & Morning Star Marriott Beach Resort is a 17-acre resort hotel located in St. Thomas, U.S. Virgin Islands. The hotel is located on a hill overlooking Charlotte Amalie Harbor and the Caribbean Sea. The hotel has 502 guestrooms, including 27 suites, and approximately 60,000 square feet of meeting space. The hotel caters primarily to tourists, but also attracts group business travelers. We acquired a fee simple interest in the hotel in 2005.
     The Frenchman’s Reef section of the resort was built in 1973 and the Morning Star section of the resort was built in 1984. Following severe damage from a hurricane, the entire resort was substantially rebuilt in 1996 as part of a $60 million capital improvement. We are currently undertaking a $45 million renovation and repositioning program at Frenchman’s Reef, including a major redesign of the pool, spa upgrade and expansion, infrastructure improvements, including the HVAC system, and renovation of guestrooms.
Hilton Garden Inn Chelsea/New York City
     The Hilton Garden Inn Chelsea/New York City, located along West 28th Street between 6th and 7th Avenue in Manhattan, was built in 2007 and has 169 guestrooms. The location produces leisure demand from its proximity to Times Square, the Empire State Building and Madison Square Garden and business transient demand from its central access to both Midtown and Downtown as well as major transportation hubs. We acquired a fee simple interest in the hotel in 2010.
Hilton Minneapolis
     The Hilton Minneapolis is the largest hotel in the state of Minnesota with 821 rooms and approximately 77,000 square feet of meeting space. The hotel was constructed in 1992 and the guestrooms and meeting space were renovated and upgraded in 2006, including the addition of approximately 10,000 square feet of incremental meeting space. The hotel is located near the Minneapolis Convention Center, and is convenient to Target Field and local shopping, dining, and all downtown attractions via a climate-controlled skyway.
     We acquired the hotel in 2010 and hold the property pursuant to a ground lease, which has approximately 80 years remaining with no renewal options.

Los Angeles Airport Marriott
     The Los Angeles Airport Marriott was built in 1973 and has 1,004 guestrooms, including 19 suites, and approximately 55,000 square feet of meeting space. The hotel attracts both business and leisure travelers due to its convenient location minutes from Los Angeles International Airport (LAX), one of the busiest airports in the world. The property attracts large groups due to its significant amount of meeting space, guestrooms and parking spaces.
     We acquired a fee simple interest in the hotel in 2005. The hotel guestrooms underwent a significant renovation in 2006 and the meeting rooms were renovated in 2007.
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
     We acquired a fee simple interest in the hotel in 2005 and renovated the hotel meeting space in 2008.
Marriott Griffin Gate Resort
     Marriott Griffin Gate Resort is a 163-acre regional resort located north of downtown Lexington, Kentucky. The resort has 409 guestrooms, including 21 suites, as well as 28,000 square feet of meeting space. The resort contains three distinct components: the seven story main hotel and public areas, the Griffin Gate Golf Club, with a Rees Jones-designed 18-hole golf course, and The Mansion (which was originally constructed in 1854 and was Lexington’s first AAA 4-Diamond restaurant). The hotel is near the area’s major corporate office parks and regional facilities of a number of major companies such as IBM, Toyota, Lexel Corporation and Lexmark International. The hotel also is located in proximity to downtown Lexington, the University of Kentucky, the historic Keeneland Horse Track and the Kentucky Horse Park.
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
     The hotel is located on approximately 18 acres that we own in fee simple. The hotel is adjacent to an 18-hole, approximately 110-acre, championship golf course that we lease pursuant to a ground lease, which has approximately 35 years remaining, including renewal terms. Rent for the entire initial term of the ground lease has been paid in full.
Orlando Airport Marriott
     The Orlando Airport Marriott was built in 1983 and has 485 guestrooms, including 14 suites, and approximately 26,000 square feet of meeting space. The hotel has a resort-like setting yet is well-located in a commercial office park five minutes from the Orlando

International Airport. The hotel serves predominantly business transient guests as well as small and mid-size groups due to the hotel’s amenities as well as its proximity to the airport.
     We acquired a fee simple interest in the hotel in 2005. The hotel guestrooms and lobby underwent a significant renovation in 2006.
Renaissance Austin
     The Renaissance Austin opened in 1986 and includes 492 rooms, 60,000 square feet of meeting space, a restaurant, lounge and delicatessen. The hotel is situated in Austin’s Arboretum area, near the major technology firms located in Austin, including Dell, Motorola, IBM, Samsung and National Instruments. In close proximity are office complexes, high-end shopping and upscale restaurants. The hotel is 12 miles from downtown Austin, home of the 6th Avenue Historic District, the State Capitol, and the University of Texas.
     We acquired the fee simple interest in the hotel in 2006. In 2008, we completed the conversion of a nightclub in the building adjacent to the hotel into 7,000 square feet of meeting space.
     The Westin Austin at the Domain opened in March 2010. We expect this hotel to be a significant competitor to the Renaissance Austin due to its proximity to our corporate customers.
Renaissance Charleston
     The Renaissance Charleston opened in 2001 and includes 166 guestrooms. The hotel is located in the historic district of Charleston, South Carolina. The hotel targets leisure guests due to its location in the historic district and business transient guests as corporations increase activity in the area. Boeing selected Charleston as the location for its second 787 Dreamliner production facility. The new 1.2 million square foot building is scheduled to open in mid-2011 and is expected to employ almost 4,000 people. In addition, Southwest Airlines announced that it will begin serving the Charleston International Airport beginning in early 2011, which is estimated to bring 200,000 additional passengers to Charleston annually.
     Prior to our acquisition of the hotel in 2010, the guestrooms were renovated in 2008. We own a fee simple interest in the hotel.
Renaissance Waverly
     The Renaissance Waverly opened in 1983 and includes 521 rooms, 65,000 square feet of meeting space, and multiple food and beverage outlets. The Renaissance Waverly consists of a 13-story rectangular tower with an atrium rising to the top floor. The Renaissance Waverly is connected to the Galleria shopping complex and the 320,000 square-foot Cobb Galleria Centre convention facility. The Galleria office complex is within Atlanta’s second largest office sub-market and in close proximity to Home Depot’s world headquarters, as well as offices for IBM, Lockheed Martin and Coca-Cola. Within walking distance of the property are the Cumberland Mall, and the Cobb Energy Performing Arts Center, which opened in 2007.
     We acquired a fee simple interest in the hotel in 2006.
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
     The hotel is located next to the City Creek Project, one of the largest urban redevelopment projects in the United States. Currently, the owner of the City Creek Project, an affiliate of the Church of Jesus Christ of Latter-day Saints, has cleared a 20 acre parcel of land between the hotel and Temple Square, the location of the Salt Lake Temple and Salt Lake Tabernacle, and is in the process of constructing a mixed use project consisting of retail, office and residential. The project is expected to be completed in 2012. Until the completion of the project, the hotel is expected to experience some disruption. After the completion of the project, it is expected to be an amenity and demand-driver for the hotel.
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
The Lodge at Sonoma, a Renaissance Resort & Spa
     The Lodge at Sonoma, a Renaissance Resort & Spa, was built in 2000 and is located in the heart of the Sonoma Valley wine country, 45 miles from San Francisco, in the town of Sonoma, California. Numerous wineries are located within a short driving distance from the resort. The area is served by the Sacramento, Oakland, San Jose, and San Francisco airports. Leisure demand is generated by Sonoma Valley and Napa Valley wine country attractions. Group and business demand is primarily generated from companies located in San Francisco and the surrounding Bay Area, and some ancillary demand is generated from the local wine industry.
     We acquired the hotel in 2004. We own a fee simple interest in the hotel, which is comprised of the main two-story Lodge building, including 76 guestrooms and 18 separate cottage buildings, containing the remaining 102 guestrooms and 4 suites. The award-winning Raindance Spa is located in a separate two-story building at the rear of the cottages. The hotel also has 22,000 square feet of meeting and banquet space.
Torrance Marriott South Bay
     The Torrance Marriott South Bay was built in 1985 and has 487 guestrooms, including 11 suites, and approximately 23,000 square feet of indoor and outdoor meeting space. The hotel underwent a significant renovation in 2006 and 2007. The hotel is located in Los Angeles County in Torrance, California, a major automotive center. Two major Japanese automobile manufacturers, Honda and Toyota, have their U.S. headquarters in the Torrance area and generate demand for the hotel. It is also adjacent to the Del Amo Fashion Center mall, one of the largest malls in America.
     We acquired the hotel in 2005 and own a fee simple interest in the hotel.
Atlanta Westin North at Perimeter
     The Atlanta Westin North at Perimeter is a 20-story hotel, which opened in 1987 and contains 372 rooms and 20,000 square-feet of meeting space. The property is located within the Perimeter Center sub-market of Atlanta, Georgia. Comprising over 23 million square-feet of office space, Perimeter Center is one of the largest office markets in the southeast, and its corporate tenants include UPS, Hewlett Packard, Microsoft, Newell Rubbermaid and General Electric.
     We acquired the fee simple interest in the hotel in 2006 and completed guestroom and lobby renovations during 2007.
Westin Boston Waterfront Hotel
     The Westin Boston Waterfront Hotel opened in June 2006 and contains 793 rooms and 69,000 square feet of meeting space. The hotel is attached to the 1.6 million square foot Boston Convention and Exhibition Center, or BCEC, and is located in the Seaport District. The Westin Boston Waterfront Hotel includes a full service restaurant, a lobby lounge, a Starbucks licensed café, a 400-car underground parking facility, a fitness center, an indoor swimming pool, a business center, a gift shop and retail space.
     The retail space is a separate three-floor, 100,000 square foot building attached to the Westin Boston Waterfront Hotel. In this building, we completed the construction of 37,000 square feet of meeting and exhibition space at a cost of approximately $19 million.

We have leased a portion of the retail space to an Irish pub restaurant and an upscale bar, which added amenities for our guests. When the remaining retail space is leased to third-party tenants, we or the tenants will complete the necessary tenant improvements.
     We acquired a leasehold interest in the property in 2007. We also acquired a leasehold interest in a parcel of land with development rights to build a 320 to 350 room hotel. The expansion hotel, should we decide to build it, will be located on a 1 1/2 acre parcel of developable land that is immediately adjacent to the Westin Boston Waterfront Hotel. The expansion hotel is expected to have 320 to 350 rooms and 100 underground parking spaces and, upon construction, could also be attached to the BCEC. We are still investigating the cost to construct and the potential returns associated with, an expansion hotel and have not concluded whether or not to pursue this portion of the project.
Vail Marriott Mountain Resort & Spa
     The Vail Marriott Mountain Resort & Spa is located at the base of Vail Mountain in Vail, Colorado. The hotel has 344 guestrooms, including 61 suites, and approximately 21,000 square feet of meeting space. The hotel is approximately 150 yards from the Eagle Bahn Express Gondola, which transports guests to the top of Vail Mountain, with over 5,289 acres of skiable terrain. The hotel is located in Lionshead Village, the center of which was recently completely renovated to create a new European-inspired plaza which includes luxury condominiums and a small 36 room hotel, as well as equipment rentals, ski storage, lockers, ski and snowboard school, shopping and an après ski restaurant and bar; dining and shopping opportunities; and a winter ice-skating plaza and entertainment venues.
     The hotel opened in 1983 and underwent a renovation of the public space, guest rooms and corridors in 2002. We acquired a fee simple interest in the hotel in 2005 and completed the renovation of certain meeting space and pre-function space during 2006.
Our Hotel Management Agreements
     We are a party to hotel management agreements for our 23 hotels. Each hotel manager is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse the manager. The managers (or the franchisors in the case of the Vail Marriott Mountain Resort & Spa, Atlanta Westin North at Perimeter, and Hilton Garden Inn Chelsea/New York City) provide centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Each manager also prepares and implements annual operations budgets subject to our review and approval. Each of our management agreements limits our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.
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

Date of
Property	Manager	Agreement	Initial Term	Number of Renewal Terms
Austin Renaissance	Marriott	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	Davidson Hotel Company	6/2009	10 years	None
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 3/4 years	None
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods

Date of
Property	Manager	Agreement	Initial Term	Number of Renewal Terms
Marriott Griffin Gate Resort	Marriott	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	Marriott	7/2005	30 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	Marriott	1/2005	40 years	None
Waverly Renaissance	Marriott	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15 1/2 years	None
Amounts Payable under our Hotel Management Agreements
     Under our current hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner’s priority. We refer to this excess of operating profits over the owner’s priority as “available cash flow.”
     The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

	Base Management	Incentive	FF&E Reserve
Property	Fee(1)	Management Fee(2)	Contribution(1)
Austin Renaissance	3%	20%(3)	4%(4)
Atlanta Alpharetta Marriott	3%	25%(5)	5%(6)
Atlanta Westin North at Perimeter	2.5%	10%(7)	4%
Bethesda Marriott Suites	3%	50%(8)	5%(9)
Boston Westin Waterfront	2.5%	20%(10)	4%
Chicago Marriott Downtown	3%	20%(11)	5%
Conrad Chicago	3%	15%(12)	4%
Courtyard Manhattan/Fifth Avenue	5.5%(13)	25%(14)	4%
Courtyard Manhattan/Midtown East	5%	25%(15)	4%
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%	25%(16)	5.5%
Hilton Garden Inn Chelsea/New York City	2.5%(17)	10%(18)	None
Hilton Minneapolis	3%	15%(19)	4%
Los Angeles Airport Marriott	3%	25%(20)	5%
Marriott Griffin Gate Resort	3%	20%(21)	5%
Oak Brook Hills Marriott Resort	3%	20% or 30%(22)	5.5%
Orlando Airport Marriott	3%	20% or 25%(23)	5%
Renaissance Charleston	3.5%	20%(24)	4%(25)
Renaissance Worthington	3%	25%(26)	5%
Salt Lake City Marriott Downtown	3%	20%(27)	5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%	20%(28)	4%(29)
Torrance Marriott South Bay	3%	20%(30)	5%
Waverly Renaissance	3%	20%(31)	4%(4)
Vail Marriott Mountain Resort & Spa	3%	20%(32)	4%

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.0 million and (ii) 10.75% of certain capital expenditures.

(4)	The FF&E contribution increases to 4.5% beginning in January 2026 and thereafter.

(5)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(6)	The FF&E contribution increased from 4% to 5% beginning in February 2010.

(7)	Calculated as a percentage of operating profits after a pre-set dollar amount of owner’s priority beginning in 2010. The owner’s priority is $3.0 million in 2010, $3.7 million on 2011, $4.2 million in 2012, $4.7 million in 2013 and $5.0 million in 2014. In 2015 and thereafter, the owner’s priority adjusts annually based upon CPI. The incentive management fee cannot exceed 1.5% of total revenue.

(8)	Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner’s priority expires in 2027.

(9)	The contribution is reduced to 1% until operating profits exceed an owner’s priority of $3.8 million.

(10)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which resets with each sale.

(11)	Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

(12)	Calculated as a percentage of operating profits above $8.8 million. Beginning in fiscal year 2011, the owner’s priority will be calculated as 103% of the prior year cash flow.

(13)	The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(14)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(15)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(16)	Calculated as a percentage of operating profits in excess of the sum of (i) $11.5 million and (ii) 10.75% of certain capital expenditures.

(17)	The base management fee will increase to 2.75% in September 2013 and thereafter.

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.3 million plus (ii) 12% of certain capital expenditures plus (iii) 12% of working capital provided by the owner. The incentive management fee payable in any year can be reduced by 25% if the actual House Profit margin is less than budget or if the trailing 12-month RevPAR Index is less than the previous year.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $11.6 million and (ii) 11% of certain capital expenditures.

(20)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(21)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.

(22)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 30%.

(23)	Calculated as a percentage of operating profits in excess of the sum of (i) $9.0 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.

(24)	Calculated as a percentage of operating profits in excess of the sum of (i) $2.6 million and (ii) 10% of certain capital expenditures.

(25)	The FF&E contribution increases to 5% beginning in January 2011.

(26)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(27)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of capital expenditures.

(28)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(29)	The FF&E contribution increases to 5% beginning in fiscal year 2011 and thereafter.

(30)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(31)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(32)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.
     We recorded $22.0 million, $19.6 million and $28.6 million of management fees during the years ended December 31, 2010, 2009 and 2008, respectively. The management fees for the year ended December 31, 2010 consisted of $5.2 million of incentive management fees and $16.8 million of base management fees. The management fees for the year ended December 31, 2009 consisted of $4.3 million of incentive management fees and $15.3 million of base management fees. The management fees for the year ended December 31, 2008 consisted of $9.7 million of incentive management fees and $18.9 million of base management fees.
Performance Termination Provisions
     Our management agreements provide us with termination rights upon a manager’s failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. Based on our forecasts and the hotels’ budgets, the following three properties have failed, or are at risk of failing, their performance criteria: Chicago Conrad, Orlando Airport Marriott, and Oak Brook Hills Marriott Resort.
Our Franchise Agreements
     The following table sets forth the terms of the hotel franchise agreements for our three franchised hotels:

Date of
	Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales

Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales

Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
     We recorded $2.6 million, $1.9 million and $2.8 million of franchise fees during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
Our Ground Lease Agreements
     Five of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:
•	The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•	The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Project. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017. In 2009, we acquired a 21% interest in the land under the hotel for approximately $0.9 million.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•	The Hilton Minneapolis is subject to a ground lease that runs until 2091. There are no renewal options.
     In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•	The golf course that is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•	The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.
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
     The following table reflects the annual base rents of our ground leases:

	Property	Term(1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 10/2087	$509,137 (2)

	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007-9/2017	$906,000
		10/2017-9/2027	1,132,812
		10/2027-9/2037	1,416,015
		10/2037-9/2047	1,770,019
		10/2047-9/2057	2,212,524
		10/2057-9/2067	2,765,655
		10/2067-9/2077	3,457,069
		10/2077-9/2085	4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through-12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2008-12/2012	$10,277
		1/2013-12/2017	11,305

	Westin Boston Waterfront Hotel(6) (Base Rent)	Through-5/2012	$0
		6/2012-5/2016	500,000
		6/2016-5/2021	750,000
		6/2021-5/2026	1,000,000
		6/2026-5/2031	1,500,000
		6/2031-5/2036	1,750,000
		6/2036-6/2099	No base rent
	(Percentage Rent)	Through-6/2016	0% of annual gross revenue
		7/2016-6/2026	1.0% of annual gross revenue
		7/2026-6/2036	1.5% of annual gross revenue
		7/2036-6/2046	2.75% of annual gross revenue
		7/2046-6/2056	3.0% of annual gross revenue
		7/2056-6/2066	3.25% of annual gross revenue
		7/2066-6/2099	3.5% of annual gross revenue

	Hilton Minneapolis (7)	1/2010-12/2010	$5,193,000

	Property	Term(1)	Annual Rent
		1/2011-12/2011	5,453,000
		1/2012-12/2012	5,726,000
		1/2013-12/2013	6,012,000
		1/2014-12-2014	6,313,000
		1/2015-12/2015	6,629,000
		1/2016-12-2016	6,960,000
		1/2017-12/2017	7,308,000
		1/2018-12/2018	7,673,000
		1/2019-12/2091	Annual real estate taxes

Ground leases under parking garage:	Renaissance Worthington	Through-7/2012	$36,613
		8/2012-7/2022	40,400
		8/2022-7/2037	46,081
		8/2037-7/2052	51,764
		8/2052-7/2056	57,444

Ground leases under golf course:	Marriott Griffin Gate Resort	9/2003-8/2008	$90,750
		9/2008-8/2013	99,825
		9/2013-8/2018	109,800
		9/2018-8/2023	120,750
		9/2023-8/2028	132,750
		9/2028-8/2033	147,000

	Oak Brook Hills Marriott Resort	10/1985-9/2025	$1 (8)

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2010. Rent will increase annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)	The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2010.

(5)	In 2009, we acquired a 21% interest in the land underlying the hotel. As a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(6)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(7)	The ground lease payment and related property tax liability were negotiated as a single payment in lieu of taxes. The single payments increase at a rate of 5% per year through 2018. Beginning in 2019, there will no longer be a stipulated single payment and the hotel will pay only the real property tax portion of the initial single payment based on the then assessed valuation and applicable tax rate.

(8)	We have the right to extend the term of this lease for two consecutive renewal terms of ten years each with rent at then market value.
     Subject to certain limitations, an assignment of the ground leases covering the Courtyard Manhattan/Fifth Avenue, a portion of the Marriott Griffin Gate Resort golf course and the Oak Brook Hills Marriott Resort golf course do not require the consent of the ground lessor. With respect to the ground leases covering the Salt Lake City Marriott Downtown hotel and extension, Bethesda Marriott Suites, Westin Boston Waterfront and Hilton Minneapolis, any proposed assignment of our leasehold interest as ground lessee under the ground lease requires the consent of the applicable ground lessor. As a result, we may not be able to sell, assign, transfer or convey our ground lessee’s interest in any such property in the future absent the consent of the ground lessor, even if such transaction may be in the best interests of our stockholders.

Debt
     As of December 31, 2010, we had approximately $780.9 million of outstanding debt. The following table sets forth our debt obligations on our hotels.

	Principal
	Balance				Amortization
Property	(in thousands)	Debt per Room	Interest Rate	Maturity Date	Provisions
Frenchman’s Reef & Morning Star Marriott Beach Resort	$60,558	$120,634	5.44%	August 2015	30 years
Marriott Los Angeles Airport	82,600	82,271	5.30%	July 2015	Interest Only
Courtyard Manhattan /Fifth Avenue	51,000	275,676	6.48%	June 2016	30 years(1)
Courtyard Manhattan /Midtown East	42,641	136,670	8.81%	October 2014	30 years
Orlando Airport Marriott	59,000	121,649	5.68%	January 2016	30 years(2)
Marriott Salt Lake City Downtown	31,699	62,155	5.50%	January 2015	20 years
Renaissance Worthington	56,343	111,791	5.40%	July 2015	30 years
Chicago Marriott Downtown Magnificent Mile	217,039	181,168	5.975%	April 2016	30 years
Renaissance Austin	83,000	168,699	5.507%	December 2016	Interest Only
Renaissance Waverly	97,000	186,180	5.503%	December 2016	Interest Only
Senior unsecured credit facility (3)	—		LIBOR + 3.00%	August 2013	Interest Only

Total debt	$780,880

(1)	The debt has a five-year interest only period that commenced in May 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)	The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)	The senior unsecured credit facility matures in August 2013. Subject to certain conditions, including being in compliance with all financial covenants, we have one extension option that will extend the maturity for one year. Interest is paid on the periodic advances under our senior unsecured credit facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage.
Item 3. Legal Proceedings
     Except as described below, we are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and none of which is expected to have a material adverse impact on our financial condition or results of operations.
     We are involved in foreclosure proceedings against the borrower under a senior mortgage loan that is secured by the Allerton Hotel. The proceedings were initiated in April 2010 and, if successful, would result in the Company owning the Allerton Hotel. The timing and completion of foreclosure proceedings in Cook County, Illinois is uncertain and depends on a variety of factors. No precise timeframe for completion of the foreclosure proceedings on the loan can be given and no assurances can be given that the proceedings will be successful.
     A junior lender which held debt subordinated to the Allerton loan intervened in the foreclosure proceedings and recently filed a counterclaim against the Company in the proceedings. This junior lender alleges in its counterclaim that certain press releases and public statements made by the Company in connection with its acquisition of the Allerton loan were intended to and did impair or destroy the value of the junior lender’s interest in its subordinated debt, which it was attempting to sell. The matter is in the early stages of litigation, and while the Company intends to vigorously defend this claim, no assurances can be given that we will be successful. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
     In addition, certain employees at the Los Angeles Airport Marriott Hotel, and certain employees at other hotels in the vicinity of the Los Angeles Airport, have brought a claim against the Company and Marriott and other LAX area hotel owners and operators alleging that such hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at the hotels. The litigation is in the discovery phase. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
Item 4. Removed and Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common stock trades on the New York Stock Exchange, or NYSE, under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2009
First Quarter	$5.35	$2.67
Second Quarter	$7.75	$3.61
Third Quarter	$7.72	$5.28
Fourth Quarter	$8.92	$7.26
Year Ended December 31, 2010
First Quarter	$9.82	$7.90
Second Quarter	$11.64	$8.33
Third Quarter	$10.03	$7.81
Fourth Quarter	$12.08	$9.26
Year Ending December 31, 2011
First Quarter (through February 28, 2011)	$12.56	$11.44
     The closing price of our common stock on the NYSE on February 28, 2011 was $11.76 per share.
     In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:
•	90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	Any excess non-cash income.
     On January 29, 2010, we paid a dividend to our stockholders of record as of December 28, 2009 in the amount of $0.33 per share, which represented 100% of our 2009 taxable income for the year ended December 31, 2009. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay up to 90% of the dividend in shares of common stock and the remainder in cash. We did not pay a dividend for 2010 as we did not have any REIT taxable income for the year ended December 31, 2010. The Company’s Board of Directors declared a quarterly dividend of $0.08 per share to record holders of common stock as of March 25, 2011. We intend to pay the dividend in April 2011.
     As of February 28, 2011, there were 13 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.
     Equity compensation plan information. The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2010. See Note 7 to the accompanying consolidated financial statements for a complete description of the 2004 Stock Option and Incentive Plan, as amended.

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	262,461	$12.59	4,880,173
Equity compensation plans not approved by security holders	—	—	—

Total	262,461	$12.59	4,880,173

     Repurchases of equity securities. During the year ended December 31, 2010, certain of our employees surrendered 443,310 shares of common stock to the Company in connection with the vesting of restricted stock and the issuance of deferred stock awards as payment for taxes.
     The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index (the “S&P 500 Total Return”) and Morgan Stanley REIT Index (the “RMZ Total Return”). The graph assumes an initial investment of $100 in our common stock and each of the indexes and also assumes the reinvestment of dividends. The total return values do not include any dividends declared, but not paid, during the period.

	2005	2006	2007	2008	2009	2010
DiamondRock Hospitality Company Total Return	$100.00	$157.95	$138.79	$50.18	$86.72	$122.86
RMZ Total Return	$100.00	$133.12	$110.73	$68.69	$88.34	$113.50
S&P 500 Total Return	$100.00	$113.92	$120.18	$75.72	$95.76	$110.18
     This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data
     The selected historical financial information as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008, and the related notes contained elsewhere in this Annual Report on Form 10-K.
     We present the following two non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: (1) Earnings Before Interest, Income Taxes, Depreciation, and Amortization (or EBITDA); and (2) Funds From Operations (or FFO). We caution investors that amounts presented in accordance with our definitions of EBITDA and FFO may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. EBITDA and FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA and FFO can enhance your understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow. Under this section, as required, we include a quantitative reconciliation of EBITDA and FFO to the most directly comparable GAAP financial performance measure, which is net income (loss).

	Year Ended December 31,
	2010	2009	2008	2007	2006
		Historical (in thousands, except for per share data)
Revenues:
Rooms	$403,527	$365,039	$444,070	$456,719	$316,051
Food and beverage	189,291	177,345	211,475	217,505	143,259
Other	31,553	33,297	37,689	36,709	25,741

Total revenues	624,371	575,681	693,234	710,933	485,051

Operating expenses:
Rooms	106,895	97,089	105,868	104,672	73,110
Food and beverage	128,429	124,046	145,181	147,463	96,053
Other hotel expenses and management fees	244,565	231,838	257,038	253,817	182,556
Impairment of favorable lease asset	—	2,542	695	—	—
Hotel acquisition costs	1,436	—	—	—	—
Corporate expenses(1)	16,385	18,317	13,987	13,818	12,403
Depreciation and amortization	88,464	82,729	78,156	74,315	51,192

Total operating expenses	586,174	556,561	600,925	594,085	415,314

Operating income	38,197	19,120	92,309	116,848	69,737
Interest income	(797)	(368)	(1,648)	(2,399)	(4,650)
Interest expense	45,524	51,609	50,404	51,445	36,934
Gain on early extinguishment of debt	—	—	—	(359)	—

(Loss) Income before income taxes	(6,530)	(32,121)	43,553	68,161	37,453
Income tax (expense) benefit	(2,642)	21,031	9,376	(5,264)	(3,750)

(Loss) Income from continuing operations	(9,172)	(11,090)	52,929	62,897	33,703
Income from discontinued operations, net of tax	—	—	—	5,412	1,508

Net (loss) income	$(9,172)	$(11,090)	$52,929	$68,309	$35,211

(Loss) Earnings per share:
Continuing operations	$(0.06)	$(0.10)	$0.56	$0.66	$0.49
Discontinued operations	$—	$—	$—	$0.06	$0.02

Basic and diluted (loss) earnings per share	$(0.06)	$(0.10)	$0.56	$0.72	$0.51

Dividends declared per common share(2)	$—	$0.33	$0.75	$0.96	$0.72

FFO(3)	$79,292	$71,639	$131,085	$140,003	$87,573

EBITDA(4)	$127,458	$102,217	$172,113	$200,150	$127,890

	As of December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Balance sheet data:
Property and equipment, net	$2,071,603	$1,862,087	$1,920,216	$1,938,832	$1,686,426
Cash and cash equivalents	84,201	177,380	13,830	29,773	19,691
Total assets	2,414,609	2,215,491	2,102,536	2,131,627	1,818,965
Total debt	780,880	786,777	878,353	824,526	843,771
Total other liabilities	220,212	253,208	206,551	226,819	190,266
Stockholders’ equity	1,413,517	1,175,506	1,017,632	1,080,282	784,928

(1)	Corporate expenses for the year ended December 31, 2009 include charges of approximately $2.6 million related to the retirement of our prior Executive Chairman and the termination of our prior Executive Vice President and General Counsel.

(2)	We paid 90% of the 2009 dividend in shares of common stock and the remainder in cash as permitted by the Internal Revenue Service’s Revenue Procedure 2009-15. All of our other dividends have been paid in cash.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
			(In thousands)
Net (loss) income	$(9,172)	$(11,090)	$52,929	$68,309	$35,211
Real estate related depreciation(a)	88,464	82,729	78,156	75,477	52,362
Gain on property disposal, net of tax	—	—	—	(3,783)	—

FFO	$79,292	$71,639	$131,085	$140,003	$87,573

(a)	Amounts for the years ended December 31, 2007 and 2006 include $1.2 million of depreciation expense included in discontinued operations.

(4)	EBITDA is defined as net income (loss) before interest, taxes, depreciation and amortization. We believe it is a useful financial performance measure for us and for our stockholders and is a complement to net income and other financial performance measures provided in accordance with GAAP. We use EBITDA to measure the financial performance of our operating hotels because it excludes expenses such as depreciation and amortization, taxes and interest expense, which are not indicative of operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our properties and operations. By excluding depreciation and amortization expense, which can vary from hotel to hotel based on a variety of factors unrelated to the hotels’ financial performance, we can more accurately assess the financial performance of our hotels. Under GAAP, hotels are recorded at historical cost at the time of acquisition and are depreciated on a straight-line basis. By excluding depreciation and amortization, we believe EBITDA provides a basis for measuring the financial performance of hotels unrelated to historical cost. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our borrowings or changes in interest rates. EBITDA, as calculated by us, may not be comparable to EBITDA reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income (loss) which is the most comparable financial measure calculated and presented in accordance with GAAP. EBITDA does not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation between net income (loss) and EBITDA (in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands)
Net (loss) income	$(9,172)	$(11,090)	$52,929	$68,309	$35,211
Interest expense	45,524	51,609	50,404	51,445	36,934
Income tax expense (benefit) (a)	2,642	(21,031)	(9,376)	4,919	3,383
Real estate related depreciation(b)	88,464	82,729	78,156	75,477	52,362

EBITDA	$127,458	$102,217	$172,113	$200,150	$127,890

(a)	Amounts for the years ended December 31, 2007 and 2006 include $0.3 million and $0.4 million of income tax benefit included in discontinued operations.

(b)	Amounts for the years ended December 31, 2007 and 2006 include $1.2 million of depreciation expense included in discontinued operations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K and in our other reports that we file from time to time with the SEC.

Overview
     We are a lodging-focused real estate company that, as of February 28, 2011, owns a portfolio of 23 premium hotels and resorts that contain 10,743 guestrooms and a senior mortgage loan secured by another hotel. We are an owner, as opposed to an operator, of the 23 hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
     Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and long-term capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on acquiring, owning, and measured dispositions of high quality, branded lodging properties in North America with superior long-term growth prospects in markets with high barriers-to-entry for new supply. In addition, we are committed to enhancing the value of our platform by being open and transparent in our communications with investors, monitoring our corporate overhead and following sound corporate governance practices.
     Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 23 hotels is concentrated in key gateway cities and in destination resort locations. All of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).
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
     In addition, a core tenet of our strategy is to leverage global hotel brands. We strongly believe in the value of powerful global brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and all of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton) and all but three of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand. We would, however, consider owning non-branded hotels in certain top-tier markets or unique markets if the returns on such hotels would be higher than if the hotels were operated under a globally recognized brand.
Conservative Capital Structure
     Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. All of our outstanding debt is fixed interest rate mortgage debt with no maturities until late 2014. We will also maintain low financial leverage by funding a portion of our acquisitions with proceeds from the issuance of equity. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with a moderate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
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
     As of December 31, 2010, we had $84.2 million of unrestricted corporate cash. We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of December 31, 2010, we had $780.9 million of mortgage debt outstanding with a weighted average interest rate of 5.86 percent and a weighted average maturity date of approximately 5.1 years, with no maturities until late 2014. In addition, we amended and restated our $200 million unsecured credit facility in August 2010. We currently have 13 hotels unencumbered by debt and no corporate-level debt outstanding.
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
     As the economic recovery continues, we will explore strategic options to maximize the growth of our revenue and profitability. We continue to focus our hotel managers on minimizing the increases in our property-level operating expenses and we continue to maintain modest corporate expenses. We are also continuing to work closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue.
     We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor through one of our subsidiaries to manage each of our hotels pursuant to a management agreement. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with the managers of our hotels in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers’ senior executives, and we work directly with these senior executives to improve the performance of our portfolio.
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
     Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 65% and 63% of our total revenues for the fiscal years ended December 31, 2010 and 2009, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
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
Overview of 2010
     In 2010, we saw the beginning of a recovery in the lodging cycle as demand and business mix trends were positive. Business travel increased in 2010, and as a result, key metrics showed associated improvement. Our RevPAR increased 4.5% from the comparable period in 2009 as a result of a 2.4 percentage point increase in occupancy and a 1.0 percent increase in ADR. The business mix at our hotels shifted from lower-rated segments to higher-rated segments, such as business transient, our most profitable segment. Operating cost cutting initiatives were maintained during the year, thereby sustaining or improving profit margins. Due to debt maturities, limited new supply and a thaw in the capital and credit markets for investors with strong balance sheets, acquisition activity increased substantially in 2010. The following are significant highlights for the year ended December 31, 2010.
     Hotel Acquisitions.
•	On June 16, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $157 million. The hotel remains a Hilton-branded and managed property. The hotel is the largest hotel in the state of Minnesota and features 77,000 square feet of meeting space, including the largest ballroom in the state. The hotel is located near the Minneapolis Convention Center, and is convenient to Target Field and local shopping, dining, and all downtown attractions via the climate-controlled Skyway.

•	On August 6, 2010, we acquired the 166-room Renaissance Charleston Historic District Hotel for total cash consideration of approximately $40 million. The hotel remains a Renaissance-branded and managed hotel. The hotel is located in Charleston’s Historic District and is proximate to the historical attractions, shopping and dining found in downtown Charleston.

•	On September 8, 2010, we acquired the 169-room Hilton Garden Inn Chelsea/New York City located in Manhattan for total cash consideration of approximately $69 million. The hotel is recently constructed and opened at the end of 2007. The hotel occupies a convenient location in Chelsea on West 28th Street, between 6th and 7th Avenues in New York City. The location produces leisure demand from its close proximity to prime travel destinations such as Times Square, the Empire State Building and Madison Square Garden. Moreover, the hotel derives strong business transient demand from its central access to both Midtown and Downtown as well as major transportation hubs.
     Allerton Mortgage Loan. On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The loan matured in January 2010 and is currently in default. The loan accrues interest at the rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of December 31, 2010, we have received default interest payments from the borrower of approximately $2.7 million. We continue to pursue the foreclosure proceedings initially filed in April 2010, which, if successful, would result in the Company owning the hotel. The matter may be resolved without foreclosure if the borrower repays the outstanding balance of the loan in full.
     New Line of Credit. On August 6, 2010, we amended and restated our $200 million senior unsecured revolving credit facility. The new credit agreement has a term of 36 months, which may be extended for one additional year. We also have the right to increase the amount available under the credit agreement to $275 million with lender approval.
     Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed our previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of approximately $25.1 million.
     Follow-on Public Offering. We completed a follow-on public offering of our common stock during the second quarter of 2010. We sold 23,000,000 shares of common stock, including the underwriters’ overallotment of 3,000,000 shares, at an offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.6 million.
Outlook for 2011
     Historically, as key macroeconomic indicators—such as GDP growth, employment, corporate earnings and investment, and travel demand—improve, lodging operating fundamentals improve as well. We expect 2011 to be the continuation of a sustained recovery in lodging. We believe the strength of the recovery will reflect the current general economic outlook and business operations—economic and earnings growth tempered by continued high unemployment, modest GDP growth and conservative corporate and consumer budgets. All of these factors are impacted by prevalent economic and geopolitical uncertainty. We expect, however, segment mix will continue to trend to higher-rated business transient and corporate group segments in 2011. As such, we believe rates will increase and occupancy will stabilize in 2011. We believe improved lodging operating fundamentals in large urban markets, such as New York City and Chicago, will outgrow improvement in operating fundamentals in second- and third-tier markets, as well as resort markets, in this early-stage economic recovery. We estimate revenue increases will outpace operating cost increases, thereby improving margins in 2011.
     We expect hotel sale and acquisition activity will continue to increase in 2011. Hotel investors with strong balance sheets have capacity to tap into unused credit capacity by leveraging unencumbered assets and to tap into the capital markets, in order to grow their portfolios. We believe the availability of hotels offered for sale in first-tier markets at attractive prices will have peaked before the end of 2011, if they have not already, as investors price in a sustained and substantial lodging recovery into purchase prices. In our view, limited new supply will help operating fundamentals, but contribute to higher asking prices on hotels in first-tier urban markets. We expect the significant majority of our investments will be hotel acquisitions. We may opportunistically target investments in debt secured by hotel properties that would otherwise meet our investment criteria with the intention of ultimately acquiring the underlying hotel property.
Recent Developments
     Follow-on Public Offering. We completed a follow-on public offering of our common stock on January 31, 2011. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at an offering price of $12.07 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.6 million.
     Times Square Development. On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third party developer, the hotel is expected to contain approximately 250 to 300 guest rooms. The contractual purchase price will range from approximately $112.5 million to $135 million, depending upon the number of guest rooms, or approximately $450,000 per guest room. If certain required permits, approvals and consents are obtained, the number of guest rooms could be increased to approximately 400 guest rooms, which would result in the contractual purchase price increasing to approximately $178 million, or $445,000 per guest room. The purchase and sale agreement is for a fixed-price (which varies only by total guest rooms built and the completion date for the hotel, and we are not assuming any construction risk (including not assuming the risk of construction cost overruns).
     Upon entering into the purchase and sale agreement, we committed to make a $20.0 million deposit. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless we do not close as a result of the seller failing to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.
     We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.
Our Hotels
     The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2010:

						% Change
		Number of				from 2009
Property	Location	Rooms	Occupancy	ADR ($)	RevPAR ($)	RevPAR(4)
Chicago Marriott	Chicago, Illinois	1,198	72.3%	$184.50	$133.43	2.7%
Los Angeles Airport Marriott	Los Angeles, California	1,004	81.6%	101.36	82.67	5.5%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	74.0%	141.19	104.46	8.7%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	67.2%	192.34	129.20	(2.2)%
Renaissance Waverly Hotel	Atlanta, Georgia	521	64.0%	126.88	81.20	1.2%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	54.1%	130.12	70.36	2.9%
Renaissance Worthington	Fort Worth, Texas	504	64.8%	159.10	103.07	(1.8)%

						% Change
		Number of				from 2009
Property	Location	Rooms	Occupancy	ADR ($)	RevPAR ($)	RevPAR(4)
Frenchman’s Reef & Morning Star	St. Thomas, U.S. Virgin Islands	502	82.2%	219.91	180.84	4.3%
Marriott Beach Resort
Renaissance Austin Hotel	Austin, Texas	492	61.2%	143.89	88.11	1.6%
Torrance Marriott South Bay	Los Angeles County, California	487	79.8%	101.34	80.82	2.0%
Orlando Airport Marriott	Orlando, Florida	485	72.7%	95.74	69.59	(7.3)%
Marriott Griffin Gate Resort	Lexington, Kentucky	409	62.2%	148.75	92.59	18.7%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	51.7%	108.05	55.90	13.0%
Atlanta Westin North at Perimeter	Atlanta, Georgia	372	69.8%	102.45	71.51	5.3%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	61.1%	220.44	134.71	16.8%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	66.0%	119.51	78.86	7.3%
Courtyard Manhattan/Midtown East	New York, New York	312	85.8%	244.03	209.26	10.3%
Conrad Chicago	Chicago, Illinois	311	80.3%	186.54	149.83	6.9%
Bethesda Marriott Suites	Bethesda, Maryland	272	66.3%	164.47	109.00	2.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.3%	254.90	220.05	6.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	68.3%	197.93	135.13	13.1%
Hilton Garden Inn Chelsea/New York City (2)	New York, New York	169	93.8%	242.48	227.45	29.3%
Renaissance Charleston (3)	Charleston, South Carolina	166	81.4%	157.59	128.24	9.2%

TOTAL/WEIGHTED AVERAGE		10,743	70.5%	$155.29	$109.40	4.5%

(1)	We purchased the Hilton Minneapolis on June 16, 2010. The operating information above is for the period from June 16, 2010 to December 31, 2010.

(2)	We purchased the Hilton Garden Inn Chelsea/New York City on September 8, 2010. The operating information above is for the period from September 8, 2010 to December 31, 2010.

(3)	We purchased the Renaissance Charleston on August 6, 2010. The operating information above is for the period from August 6, 2010 to December 31, 2010.

(4)	Total hotel statistics and the percentage change from 2009 RevPAR for our 2010 acquisitions reflect the comparable period in 2009 to our 2010 ownership period.
Results of Operations
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
     Our net loss for the year ended December 31, 2010 was $9.2 million as compared to net loss of $11.1 million for the year ended December 31, 2009.
     Revenues. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $48.7 million from $575.7 million for the year ended December 31, 2009 to $624.4 million for the year ended December 31, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$27.1 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;

•	$3.9 million increase from the Charleston Renaissance, which was purchased on August 6, 2010; and

•	$4.5 million increase from the Hilton Garden Inn Chelsea/New York City, which was purchased on September 8, 2010.
     Individual hotel revenues for the years ended December 31, 2010 and 2009 consisted of the following (in millions):

	Year Ended
	December 31,
	2010	2009	% Change
Chicago Marriott	$86.4	$86.7	(0.3)%
Westin Boston Waterfront Hotel	63.4	65.5	(3.2)%
Los Angeles Airport Marriott	49.9	47.7	4.6%
Frenchman’s Reef & Morning Star Marriott Beach Resort	48.9	48.2	1.5%
Renaissance Waverly Hotel	30.3	29.6	2.4%
Renaissance Worthington	30.2	30.5	(1.0)%
Renaissance Austin Hotel	29.1	29.2	(0.3)%
Hilton Minneapolis (1)	27.1	—	100%
Marriott Griffin Gate Resort	25.6	23.3	9.9%
Courtyard Manhattan/Midtown East	24.8	22.6	9.7%
Vail Marriott Mountain Resort & Spa	23.8	20.7	15.0%
Conrad Chicago	22.9	21.8	5.0%
Torrance Marriott South Bay	20.3	20.8	(2.4)%
Salt Lake City Marriott Downtown	20.3	19.5	4.1%
Oak Brook Hills Marriott Resort	20.2	19.6	3.1%
Orlando Airport Marriott	18.5	20.8	(11.1)%
The Lodge at Sonoma, a Renaissance Resort & Spa	15.4	13.9	10.8%
Atlanta Westin North at Perimeter	15.4	14.7	4.8%
Courtyard Manhattan/Fifth Avenue	15.1	14.1	7.1%
Bethesda Marriott Suites	14.8	14.1	5.0%
Marriott Atlanta Alpharetta	13.6	12.4	9.7%
Hilton Garden Inn Chelsea/New York City (2)	4.5	—	100%
Renaissance Charleston (3)	3.9	—	100%

Total	$624.4	$575.7	8.5%

(1)	Revenues presented for our period of ownership from June 16, 2010 to December 31, 2010.

(2)	Revenues presented for our period of ownership from September 8, 2010 to December 31, 2010.

(3)	Revenues presented for our period of ownership from August 6, 2010 to December 31, 2010.
     The following pro-forma key hotel operating statistics for our hotels for the years ended December 31, 2010 and December 31, 2009, respectively, include the prior year operating statistics for the comparable prior year period to our 2010 ownership period.

	Year Ended December 31,
	2010	2009	%Change
Occupancy %	70.5%	68.1%	2.4 percentage points
ADR	$155.29	$153.74	1.0%
RevPAR	$109.40	$104.68	4.5%
     Room revenue increased $38.5 million from the comparable period in 2009, which is partially due to $24.6 million of revenues from our 2010 acquisitions. The remaining increase of $13.9 million at our comparable hotels was due to a 2.4 percentage point increase in occupancy and 0.6 percent increase in ADR from the comparable period in 2009.
     Food and beverage revenues increased $11.9 million from the comparable period in 2009, which is partially due to $10.0 million of revenues from our 2010 acquisitions. The remaining increase of $1.9 million at our comparable hotels is driven by higher outlet revenue and, to a lesser extent, higher banquet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased $2.7 million at our comparable hotels from 2009, which is primarily the result of lower attrition and cancellation fees for the year ended December 31, 2010 as is typical during the initial stages of a lodging recovery.
     Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. Our hotel operating expenses increased $26.9 million, or 5.9 percent from $453.0 million for the year ended December 31, 2009 to $479.9 million for the year ended December 31, 2010. This increase includes amounts that are not comparable year-over-year as follows:
•	$18.1 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;

•	$2.5 million increase from the Charleston Renaissance, which was purchased on August 6, 2010; and

•	$2.1 million increase from the Hilton Garden Inn Chelsea/New York City, which was purchased on September 8, 2010.
     The operating expenses at our comparable hotels for the years ended December 31, 2010 and 2009 consisted of the following (in millions):

	Year Ended
	December 31,
	2010	2009	% Change
Rooms departmental expenses	$106.9	$97.1	10.1%
Food and beverage departmental expenses	128.4	124.0	3.5%
Other direct departmental expenses	18.1	18.8	(3.7)%
General and administrative	56.3	51.9	8.5%
Utilities	26.0	24.5	6.1%
Repairs and maintenance	30.3	28.6	5.9%
Sales and marketing	46.6	42.1	10.7%
Base management fees	16.8	15.3	9.8%
Incentive management fees	5.2	4.3	20.9%
Property taxes	21.3	25.8	(17.4)%
Other fixed charges	12.2	11.0	10.9%
Ground rent — Contractual	4.7	1.9	147.4%
Ground rent — Non-cash	7.1	7.7	(7.8)%

Total hotel operating expenses	$479.9	$453.0	5.9%

     The increase in operating expenses is due primarily to the overall increase of occupancy at our hotels as well as higher support costs at our hotels, specifically administrative and sales and marking expenses. Food and beverage expenses decreased primarily as a result of our efforts to increase profitability at our hotel restaurants and outlets. Other fixed charges increased primarily as a result of $1.6 million of hurricane damage sustained at Frenchman’s Reef from Hurricane Earl in late August 2010. Property taxes decreased as a result of a number of successful multi-year real estate tax appeals as well as lower real estate tax assessments at certain hotels.
     Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. Therefore, the increase in base management fees is due to the overall increase in revenues at our hotels. The increase in incentive management fees from the comparable period in 2009 is due to the increased profit at certain of our hotels and a higher number of hotels earning an incentive management fee in 2010 as compared to 2009.
     Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $5.7 million from the comparable period in 2009. This increase includes amounts that are not comparable year-over-year as follows:
•	$3.9 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;

•	$0.6 million increase from the Renaissance Charleston, which was purchased on August 6, 2010; and

•	$0.6 million increase from the Hilton Garden Inn Chelsea/New York City, which was purchased on September 8, 2010.
     The remaining increase of $0.6 million is attributable to capital expenditures at our comparable hotels during the year ended December 31, 2010.
     Corporate expenses. Our corporate expenses decreased $1.9 million, from $18.3 million for the year ended December 31, 2009 to $16.4 million for the year ended December 31, 2010. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The decrease in corporate expenses is due primarily to charges of $2.6 million in 2009 due to the retirement of our prior Executive Chairman, William W. McCarten, and the termination of our prior Executive Vice President and General Counsel, Michael D. Schecter, partially offset by higher legal and professional fees in 2010.
     Hotel acquisition costs. We incurred $1.4 million of hotel acquisition costs during the year ended December 31, 2010 associated with our acquisitions of the Hilton Minneapolis, the Renaissance Charleston, and the Hilton Garden Inn Chelsea/New York City, as well as the entry into an agreement to acquire the to-be-developed hotel announced in January 2011. We had no acquisitions during the year ended December 31, 2009.
     Interest expense. Our interest expense was $45.5 million and $51.6 million for the years ended December 31, 2010 and 2009, respectively. The 2010 interest expense was comprised of mortgage debt ($43.4 million), amortization of deferred financing costs ($1.4 million), and unused fees on our credit facility ($0.7 million). The 2009 interest expense was comprised of mortgage debt ($50.1 million), amortization of deferred financing costs ($0.9 million) and interest and unused facility fees on our credit facility ($0.6 million). As described below, in 2009, we recorded $3.1 million of default interest as a result of the event of default on the Frenchman’s Reef mortgage, which we reversed in the first quarter of 2010.

     As of December 31, 2010, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. Our weighted-average interest rate on all debt as of December 31, 2010 was 5.86 percent.
     Interest income. Interest income increased $0.4 million from $0.4 million for the year ended December 31, 2009 to $0.8 million for the year ended December 31, 2010. The increase is due to our average corporate cash balances being higher in 2010, as well as the interest rates earned on corporate cash having increased slightly since 2009.
     Income taxes. We recorded an income tax expense of $2.6 million for the year ended December 31, 2010 and an income tax benefit of $21.0 million for the year ended December 31, 2009. The 2010 income tax expense includes $1.4 million of income tax expense incurred on the $3.0 million pre-tax income of our taxable REIT subsidiary, or TRS, and foreign income tax expense of $1.2 million, of which $0.8 million represents the effect of the change in income tax rate related to the extension of our tax agreement discussed below, incurred on the $3.2 million of pre-tax income of the taxable REIT subsidiary that owns Frenchman’s Reef. The 2009 income tax benefit was recorded on the $53.5 million pre-tax loss of our TRS for the year ended December 31, 2009, offset by a foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns Frenchman’s Reef.
     Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4 percent. This agreement expired in February 2010, at which time the income tax rate increased to 37.4 percent. On December 13, 2010, the Governor of the USVI approved an extension of our tax agreement for a period of 5 years, retroactive to February 2010 and subject to another renewal in February 2015. The extension modified the tax exemption rates from the previous agreement. The income tax rate we are subject to is now approximately 7 percent, an 81 percent exemption. Furthermore, we are now subject to a 90 percent exemption from real estate and gross receipt taxes, which are recorded in other hotel expenses, whereas we were 100 percent exempt under the prior agreement.
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

     Our total revenues decreased 17.0 percent, from $693.2 million for the year ended December 31, 2008 to $575.7 million for the year ended December 31, 2009. The decrease is primarily due to a 17.6 percent decline in RevPAR, driven by a 12.6 percent decrease in ADR and a 4.1 percentage point decrease in occupancy, as well as lower food and beverage and other revenue. All of our hotels experienced revenue declines for the year ended December 31, 2009 as compared to the year ended December 31, 2008, reflecting the impact of the recent economic recession on all of our markets. The following are the key hotel operating statistics for the years ended December 31, 2009 and 2008, respectively.

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

     Our hotel operating expenses decreased $55.1 million or 10.8 percent from $508.1 million for the year ended December 31, 2008 to $453.0 million for the year ended December 31, 2009. Our operating expenses, which consist of both fixed and variable costs, are primarily impacted by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. The decrease from 2008 is primarily attributable to an overall decline in wages and benefits. Property taxes were the only expense category that increased in 2009, primarily due to our Westin Boston Waterfront Hotel, which is subject to payments in lieu of property taxes based on a ramping percentage of hotel revenues until 2011.
     Management fees are calculated as a percentage of revenues, as well as a percentage of operating profit at certain hotels. As such, the decline in base management fees is due to the overall decline in revenues at our hotels. We only pay incentive management fees at certain of our hotels when operating profits are above certain thresholds. The decrease in incentive management fees from 2008 is due to the decline in operating profits at those hotels as well as a number of our hotels falling below the operating profit thresholds in 2009 compared to 2008. In 2008, we had eight hotels earn incentive management fees as compared to two hotels in 2009.
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
     Corporate expenses. Our corporate expenses increased from $14.0 million for the year ended December 31, 2008 to $18.3 million for the year ended December 31, 2009. Corporate expenses principally consisted of employee related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase is principally due to two management changes during 2009 that resulted in a $2.6 million charge. First, our Executive Chairman, William W. McCarten, announced his intention to retire as of December 31, 2009 and continue as the non-executive Chairman of the Board in 2010. In connection with this change, our Board of Directors granted Mr. McCarten eligible retiree status and we recorded a non-cash charge of approximately $1.0 million to accelerate unrecognized stock-based compensation expense. Secondly, our Executive Vice President and General Counsel, Michael D. Schecter, was terminated in December 2009, and as a result, we recorded a charge of $1.6 million. The remainder of the increase in corporate expenses is attributable to higher stock-based compensation expense in 2009.
     Interest expense. Our interest expense increased $1.2 million from $50.4 million for the year ended December 31, 2008 to $51.6 million for the year ended December 31, 2009. The increase in interest expense is due primarily to $3.1 million of default interest recorded as a result of the event of default on the Frenchman’s Reef mortgage, which was partially offset by the repayment of amounts outstanding on our credit facility and the repayment of the mortgages on two of our hotels in 2009. Our 2009 interest expense was comprised of interest on our mortgage debt ($50.1 million), amortization of deferred financing costs ($0.9 million) and interest and unused facility fees on our credit facility ($0.6 million). As of December 31, 2009, we had property-specific mortgage debt outstanding on ten of our hotels. On all of the hotels we have fixed-rate secured debt, which bears interest at rates ranging from 5.30 percent to 8.81 percent per year. Amounts drawn under the credit facility bear interest at a variable rate that fluctuates based on the level of outstanding indebtedness in relation to the value of our assets from time to time. We did not have any draws on the credit facility as of December 31, 2009. Our weighted-average interest rate on all debt as of December 31, 2009 was 5.86 percent.
     Interest income. Our interest income decreased $1.2 million from $1.6 million for the year ended December 31, 2008 to $0.4 million for the year ended December 31, 2009. Although our corporate cash balances were higher in 2009, the interest rates earned on our corporate cash were significantly lower than the rates earned in 2008.
     Income taxes. We recorded an income tax benefit of $21.0 million for the year ended December 31, 2009 and $9.4 million for the year ended December 31, 2008. The 2009 income tax benefit was recorded on the $53.5 million pre-tax loss of our TRS for the year ended December 31, 2009, offset by a foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort. The 2008 income tax benefit was recorded on the $25.4 million pre-tax loss of our TRS for the year ended December 31, 2008, offset by foreign income tax expense of $0.3 million related to the taxable REIT subsidiary that owns the Frenchman’s Reef & Morning Star Marriott Beach Resort.
Liquidity and Capital Resources
     Our short-term liquidity requirements consist primarily of funds necessary to fund future distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures, and scheduled debt payments of interest and principal. We currently expect that our available cash flows generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions due not allow the lender the right to accelerate repayment of the underlying debt. During the second quarter of 2010, the Courtyard Manhattan/Midtown East lender notified us that the cash trap provision had been triggered, resulting in $0.8 million being held by the lender as of December 31, 2010.
     Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, cash provided by operations, borrowings, issuances of additional equity or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.
Our Financing Strategy
     Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. All of our outstanding debt is fixed interest rate mortgage debt with no maturities until late 2014. We also maintain low financial leverage by funding a portion of our acquisitions with proceeds from the issuance of equity. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a moderate amount of debt during the lodging cycle. We believe that it is not prudent to increase the inherent risk of a highly cyclical business through a highly levered capital structure.
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
     We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. As of December 31, 2010, we had $780.9 million of mortgage debt outstanding with a weighted average interest rate of 5.86 percent and a weighted average maturity date of approximately 5.1 years, with no maturities until late 2014. In addition, we amended and restated our $200 million unsecured credit facility in August 2010. We currently have 13 hotels unencumbered by debt and no corporate-level debt outstanding.
Short-Term Borrowings
     Other than periodic borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. We did not have any borrowings under our senior unsecured credit facility during the year ended December 31, 2010.
Senior Unsecured Credit Facility
     On August 6, 2010, we amended and restated our $200 million senior unsecured revolving credit facility that now expires in August 2013. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility to $275 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage, as defined in the credit agreement, as follows:

Leverage	Applicable Margin
Less than or equal to 35%	2.75%
Greater than 35% but less than 45%	3.00%
Greater than or equal to 45% but less than 50%	3.25%
Greater than or equal to 50% but less than 55%	3.50%
Greater than or equal to 55%	3.75%
     The facility includes a LIBOR floor of 100 basis points. In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.50% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.40% if the unused portion of the facility is less than 50%. We incurred interest and unused credit facility fees on the facility of $0.7 million, $0.6 million, and $2.6 million for the years ended 2010, 2009, and 2008, respectively. As of December 31, 2010, we had no outstanding borrowings under the facility.
     The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	December 31, 2010
Maximum leverage ratio(1)	60%	38.6%
Minimum fixed charge coverage ratio(2)	1.3x — on or before June 29, 2012 1.4x — on or after June 30, 2012 and on or before June 29, 2013 1.5x — on or after June 30, 2013
2.3x
Minimum tangible net worth(3)	$1.457 billion	$ 1.810 billion

(1)	Leverage ratio is total indebtedness, as defined in the credit agreement, divided by total asset value, defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on (i) until March 31, 2012, appraised values and (ii) after March 31, 2012, hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton Loan.

(2)	Fixed charge coverage ratio is Adjusted EBITDA, defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 fiscal months, to fixed charges, defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12 fiscal month period.

(3)	Tangible net worth, as defined in the credit agreement, is (i) total gross book value of all assets, exclusive of depreciation and amortization, less intangible assets, total indebtedness, and all other liabilities, plus (ii) 85% of net proceeds from future equity issuances.
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
     During 2011, we have the option of excluding the Frenchman’s Reef & Morning Star Marriott Beach Resort from the calculation of our compliance with the corporate financial covenants during the extensive renovation and repositioning project at the hotel.
     Mortgage Loan Modification
     As a result of not completing certain capital projects at Frenchman’s Reef & Morning Star Marriott Beach Resort as required by the mortgage loan secured by the hotel, we accrued $3.1 million of penalty interest during the year ended December 31, 2009. During the fiscal quarter ended March 26, 2010, we amended certain provisions of the loan. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011 for the completion date of certain lender required capital projects. In conjunction with the loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the loan modification, we reversed the $3.1 million penalty interest accrued in 2009. During the year ended December 31, 2010, we deposited an additional $2.1 million into a lender-held escrow for other renovation projects at Frenchman’s Reef, which resulted in total lender-held reserves of $7.1 million at December 31, 2010. The lender-required capital project that was required to be completed by December 31, 2010 was completed in November 2010. Subsequent to December 31, 2010, we received $4.1 million from the lender for completion of all those projects except the one project that is not required to be completed until December 31, 2011.
Sources and Uses of Cash
     Our principal sources of cash are net cash flow from hotel operations, borrowing under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2010, we had $84.2 million of unrestricted corporate cash and $51.9 million of restricted cash.
     Cash from Operations. Our net cash provided by operations was $85.1 million for the year ended December 31, 2010. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.
     Cash from Investing Activities. Our net cash used in investing activities was $370.5 million for the year ended December 31, 2010 primarily as a result of the acquisitions of the Hilton Minneapolis, Renaissance Charleston, Hilton Garden Inn Chelsea/New York City and the purchase of the Allerton Loan. In addition, we made certain capital expenditures at our hotels and funded restricted cash reserves for capital expenditures.
     Cash from Financing Activities. Our net cash provided by financing activities was $192.3 million for the year ended December 31, 2010. The following table summarizes the significant financing activities for the year ended December 31, 2010 (in millions):

Transaction Date	Description of Transaction	Amount
January	Payment of dividends	($4.3)
January	Repurchase of shares for employee taxes	($2.0)
March	Proceeds from Controlled Equity Offering Program	$25.1
May	Proceeds from follow-on public offering	$184.6
June	Repurchase of shares for employee taxes	($2.0)
August	Payment of amended credit facility fees	($3.2)
Dividend Policy
     To qualify as a REIT, we must distribute to our stockholders dividends at least equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the net earnings of our TRS, including through our TRS lessees, which are subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, plus
•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus
•	any excess non-cash income.
     On January 29, 2010, we paid a dividend to our stockholders of record as of December 28, 2009 in the amount of $0.33 per share, which represented 100% of our 2009 taxable income. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay up to 90% of the dividend in shares of our common stock and the remainder in cash. We did not pay a dividend for 2010 as we did not have any REIT taxable income for the year ended December 31, 2010. The Company’s board of directors declared a quarterly dividend of $0.08 per share to record holders of our common stock as of March 25, 2011, which we intend to pay in April 2011.
     The following table sets forth the dividends on common shares for the years ended December 31, 2010, 2009 and 2008:

		Dividend per
Payment Date	Record Date	Share
January 10, 2008	December 31, 2007	$0.24
April 1, 2008	March 21, 2008	$0.25
June 24, 2008	June 13, 2008	$0.25
September 16, 2008	September 5, 2008	$0.25
January 29, 2010	December 28, 2009	$0.33
     The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including our financial performance, restrictions under applicable law and our current and future loan agreements, our debt service requirements, our capital expenditure requirements, the requirements for qualification as a REIT under the Code and other factors that our board of directors may deem relevant from time to time.
Capital Expenditures
     The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2010, we have set aside $38.7 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
     Although we have significantly curtailed capital expenditures at our hotels, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. We spent approximately $31.5 million on capital improvements during the year ended December 31, 2010, of which approximately $12.5 million was funded from corporate cash.
     We completed a comprehensive evaluation of a major capital investment program at the Frenchman’s Reef & Morning Star Marriott Beach Resort and are undertaking a $45 million renovation and repositioning program in order to enhance the guest experience. The repositioning program is projected to include the following key elements:
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
     We expect the majority of the renovation and repositioning program will occur during the summer of 2011 when we will close two of the resort’s four buildings (approximately 300 guestrooms) during the seasonally slow period between May and September. During this time, we expect renovation disruption to operations resulting from the partial closure, decreasing the Company’s revenues by approximately $14 million and EBITDA by approximately $5.5 million compared to the comparable period in 2010.
     We intend to fund the renovation and repositioning program from available corporate cash and, if necessary, borrowings under our credit facility. Marriott has agreed, pursuant to a non-binding term sheet, to fund a portion of the expense, demonstrating its commitment to Frenchman’s Reef. In addition to funding from Marriott and existing escrow reserves, we expect our total cash expenditure to be approximately $35 million over the next two years.
     Elements of the renovation and repositioning program began during the third quarter of 2010. In order to take advantage of the low occupancy summer months, we started several projects in the Sea Cliff tower in August 2010, including installation of a new roof, tile surrounds in the guest bathrooms and balcony upgrades. The hotel was damaged by Hurricane Earl, which impacted the U.S. Virgin Islands during the Sea Cliff construction in late August 2010. The remediation costs related to the damage caused by Hurricane Earl were below our insurance policy deductible for damages from a named windstorm event. We incurred $1.6 million during the second fiscal half of 2010 to remediate damages from Hurricane Earl.
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

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Net (loss) income	$(9,172)	$(11,090)	$52,929
Interest expense	45,524	51,609	50,404
Income tax expense (benefit)	2,642	(21,031)	(9,376)
Real estate related depreciation	88,464	82,729	78,156

EBITDA	$127,458	$102,217	$172,113

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

	Year Ended December 31,
	2010	2009	2008
		(In thousands)
Net (loss) income	$(9,172)	$(11,090)	$52,929
Real estate related depreciation	88,464	82,729	78,156

FFO	$79,292	$71,639	$131,085

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
     We have elected to be treated as a REIT under the provisions of the Code and, as such, generally are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state income tax on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state, local and/or foreign income tax.

     Note Receivable. We initially record acquired notes receivable at cost. Notes receivable are evaluated for collectability and if collectability of the original amounts due is in doubt, the value is adjusted for impairment. Our impairment analysis considers the anticipated cash receipts as well as the underlying value of the collateral. If collectability is in doubt, the note is placed in non-accrual status. No interest is recorded on such notes until the timing and amounts of cash receipts can be reasonably estimated. We record cash payments received on non-accrual notes receivable as a reduction in basis We continually assess the current facts and circumstances to determine whether we can reasonably estimate cash flows. If we can reasonably estimate the timing and amount of cash flows to be collected, then income recognition becomes possible.
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
Contractual Obligations
     The following table outlines the timing of payment requirements related to the consolidated mortgage debt and other commitments of our operating partnership as of December 31, 2010.

	Payments Due by Period
		Less Than	1 to 3	4 to 5
	Total	1 Year	Years	Years	After 5 Years
			(In thousands)
Long-Term Debt Obligations including interest	$1,012,082	$53,455	$107,258	$351,530	$499,839
Operating Lease Obligations — Ground Leases and Office Space	700,525	9,461	19,053	19,448	652,563

Total	$1,712,607	$62,916	$126,311	$370,978	$1,152,402

     On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third party developer, the hotel is expected to contain approximately 250 to 300 guest rooms. The contractual purchase price will range from approximately $112.5 million to $135 million, depending upon the number of guest rooms, or approximately $450,000 per guest room. If certain required permits, approvals and consents are obtained, the number of guest rooms could be increased to approximately 400 guest rooms, which would result in the contractual purchase price increasing to approximately $178 million, or $445,000 per guest room. The purchase and sale agreement is for a fixed-price (which varies only by total guest rooms built and the completion date for the hotel, and we are not assuming any construction risk (including not assuming the risk of construction cost overruns).
     Upon entering into the purchase and sale agreement, we committed to make a $20.0 million deposit. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless we do not close as a result of the seller failing to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.
     We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
     Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and which we expect to be exposed in the future, is interest rate risk. As of December 31, 2010, all of our outstanding debt was fixed rate and therefore not exposed to interest rate risk.
Item 8. Financial Statements and Supplementary Data
     See Index to the Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management has evaluated, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission (the “SEC”) (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting on page F-2.
Management Report on Internal Control over Financial Reporting
     The report of our management regarding internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K under the caption “Management Report on Internal Control over Financial Reporting” and incorporated herein by reference.
Attestation Report of Independent Registered Public Accounting Firm
     The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page F-3 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.
Item 9B. Other Information
     None.
PART III
     The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2011 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).
Item 10. Directors and Executive Officers of the Registrant
     Information on our directors and executive officers is incorporated by reference to our 2011 proxy statement.

Item 11. Executive Compensation
     The information required by this item is incorporated by reference to our 2011 proxy statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item is incorporated by reference to our 2011 proxy statement.
Item 13. Certain Relationships and Related Transactions
     The information required by this item is incorporated by reference to our 2011 proxy statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference to our 2011 proxy statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     1. Financial Statements
     Included herein at pages F-1 through F-30.
     2. Financial Statement Schedules
     The following financial statement schedule is included herein on pages F-29 and F-30:
     Schedule III — Real Estate and Accumulated Depreciation
     All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.
     3. Exhibits
     The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 63 and 64 of this report, which is incorporated by reference herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 1, 2011.

DIAMONDROCK HOSPITALITY COMPANY
By:	/s/ William J. Tennis
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark W. Brugger
	Name:	Mark W. Brugger
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2011

By:	/s/ John L. Williams
	Name:	John L. Williams
	Title:	President and Chief Operating Officer and Director

Date: March 1, 2011

By:	/s/ Sean M. Mahoney
	Name:	Sean M. Mahoney
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 1, 2011

By:	/s/ William W. McCarten
	Name:	William W. McCarten
	Title:	Chairman

Date: March 1, 2011

By:	/s/ Daniel J. Altobello
	Name:	Daniel J. Altobello
	Title:	Director

Date: March 1, 2011

By:	/s/ W. Robert Grafton
	Name:	W. Robert Grafton
	Title:	Lead Director

Date: March 1, 2011

By:	/s/ Maureen L. McAvey
	Name:	Maureen L. McAvey
	Title:	Director

Date: March 1, 2011

By:	/s/ Gilbert T. Ray
	Name:	Gilbert T. Ray
	Title:	Director

Date: March 1, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1.1	Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2	Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.2.1	Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

4.1	Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1	Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.2	Form of Hotel Management Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.3	Form of TRS Lease (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.4*	Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.6*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)

10.7*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.8	Form of Director Election Form (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.9*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

10.11	Second Amended and Restated Credit Agreement, dated as of August 6, 2010, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Deutsche Bank Securities, Inc. and Citibank, N.A., as Co-Documentation Agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2010)

10.12*	Form of Severance Agreement, dated as of March 9, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)

10.13*	Form of Stock Appreciation Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)

10.14*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)

10.15*	Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004

Exhibit
Number	Description of Exhibit
Stock Option and Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.16	Purchase Agreement, dated April 13, 2009, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wachovia Capital Markets, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2009)

10.17	Sales Agreement, dated July 27, 2009, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.18	Sales Agreement, dated October 19, 2009, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, and Cantor Fitzgerald & Co. (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.19*	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)

10.20	Severance Letter, dated as of December 16, 2009, by and between DiamondRock Hospitality Company and Michael D. Schecter (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)

10.21*	Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.22*	Form of Severance Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1	List of DiamondRock Hospitality Company Subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Exhibit is a management contract or compensatory plan or arrangement.

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
     Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. KPMG LLP, an independent registered public accounting firm, has audited the Company’s financial statements and issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
DiamondRock Hospitality Company:
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, Virginia
March 1, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
DiamondRock Hospitality Company:
     We have audited DiamondRock Hospitality Company’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, Virginia
March 1, 2011

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
	(In thousands, except share amounts)
ASSETS
Property and equipment, at cost	$2,468,289	$2,171,311
Less: accumulated depreciation	(396,686)	(309,224)

	2,071,603	1,862,087

Restricted cash	51,936	31,274
Due from hotel managers	50,715	45,200
Note receivable	57,951	—
Favorable lease assets, net	42,622	37,319
Prepaid and other assets	50,089	58,607
Cash and cash equivalents	84,201	177,380
Deferred financing costs, net	5,492	3,624

Total assets	$2,414,609	$2,215,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage debt	$780,880	$786,777
Senior unsecured credit facility	—	—

Total debt	780,880	786,777

Deferred income related to key money, net	19,199	19,763
Unfavorable contract liabilities, net	83,613	82,684
Dividends declared and unpaid	—	41,810
Due to hotel managers	36,168	29,847
Accounts payable and accrued expenses	81,232	79,104

Total other liabilities	220,212	253,208

Stockholders’ Equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 154,570,543 and 124,299,423 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,546	1,243
Additional paid-in capital	1,558,047	1,311,053
Accumulated deficit	(146,076)	(136,790)

Total stockholders’ equity	1,413,517	1,175,506

Total liabilities and stockholders’ equity	$2,414,609	$2,215,491

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except share amounts)
Revenues:
Rooms	$403,527	$365,039	$444,070
Food and beverage	189,291	177,345	211,475
Other	31,553	33,297	37,689

Total revenues	624,371	575,681	693,234

Operating Expenses:
Rooms	106,895	97,089	105,868
Food and beverage	128,429	124,046	145,181
Management fees	22,017	19,556	28,569
Other hotel expenses	222,548	212,282	228,469
Impairment of favorable lease asset	—	2,542	695
Depreciation and amortization	88,464	82,729	78,156
Hotel acquisition costs	1,436	—	—
Corporate expenses	16,385	18,317	13,987

Total operating expenses	586,174	556,561	600,925

Operating income	38,197	19,120	92,309

Interest income	(797)	(368)	(1,648)
Interest expense	45,524	51,609	50,404

Total other expenses	44,727	51,241	48,756

(Loss) income before income taxes	(6,530)	(32,121)	43,553

Income tax (expense) benefit	(2,642)	21,031	9,376

Net (loss) income	$(9,172)	$(11,090)	$52,929

(Loss) earnings per share:
Basic and diluted (loss) earnings per share	$(0.06)	$(0.10)	$0.56

Weighted-average number of common shares outstanding:
Basic	144,463,587	107,404,074	93,064,790

Diluted	144,463,587	107,404,074	93,116,162

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-In Capital	Deficit	Total
		(In thousands, except share amounts)
Balance at December 31, 2007	94,730,813	$947	$1,145,511	$(66,176)	$1,080,282

Share repurchases	(4,800,000)	(48)	(48,776)	—	(48,824)
Dividends of $0.75 per common share	—	—	437	(70,563)	(70,126)
Issuance and vesting of common stock grants, net	119,451	2	3,369	—	3,371
Net income	—	—	—	52,929	52,929

Balance at December 31, 2008	90,050,264	$901	$1,100,541	$(83,810)	$1,017,632

Share repurchases	—	—	(749)	—	(749)
Dividends of $0.33 per common share	—	—	—	(41,890)	(41,890)
Issuance and vesting of common stock grants, net	280,265	3	6,625	—	6,628
Sale of common stock in secondary offerings, less placement fees and expenses of $669	33,968,894	339	204,636	—	204,975
Net loss	—	—	—	(11,090)	(11,090)

Balance at December 31, 2009	124,299,423	$1,243	$1,311,053	$(136,790)	$1,175,506

Dividends of $0.33 per common share	3,865,961	39	37,563	(114)	37,488
Issuance and vesting of common stock grants, net	623,659	6	(1)	—	5
Sale of common stock in secondary offerings, less placement fees and expenses of $413	25,781,500	258	209,432	—	209,690
Net loss	—	—	—	(9,172)	(9,172)

Balance at December 31, 2010	154,570,543	$1,546	$1,558,047	$(146,076)	$1,413,517

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
		(In thousands)
Cash flows from operating activities:
Net (loss) income	$(9,172)	$(11,090)	$52,929
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate depreciation	88,464	82,729	78,156
Corporate asset depreciation as corporate expenses	204	145	164
Non-cash financing costs as interest	1,370	930	808
Non-cash ground rent	7,092	7,720	7,755
Non-cash reversal of penalty interest	(3,134)	—	—
Impairment of favorable lease asset	—	2,542	695
Amortization of debt premium and unfavorable contract liabilities	(1,771)	(1,720)	(1,720)
Amortization of deferred income	(564)	(564)	(557)
Yield support received	—	—	797
Stock-based compensation	3,967	6,937	3,981
Deferred income tax expense (benefit)	2,043	(21,566)	(10,128)
Changes in assets and liabilities:
Prepaid expenses and other assets	788	(430)	(2,183)
Due to/from hotel managers	(2,844)	10,513	1,773
Restricted cash	(3,835)	520	(1,773)
Accounts payable and accrued expenses	2,464	3,872	(1,196)

Net cash provided by operating activities	85,072	80,538	129,501

Cash flows from investing activities:
Hotel acquisitions	(265,999)	—	—
Purchase of mortgage loan	(60,601)	—	—
Cash received from mortgage loan	2,650	—	—
Purchase of ground lease interest	—	(874)	—
Hotel capital expenditures	(31,532)	(24,692)	(65,116)
Receipt of deferred key money	—	—	5,000
Change in restricted cash	(15,040)	(2,465)	3,449

Net cash used in investing activities	(370,522)	(28,031)	(56,667)

Cash flows from financing activities:
Proceeds from mortgage debt	—	43,000	—
Repayments of mortgage debt	—	(73,409)	—
Repayments of credit facility	—	(57,000)	(116,000)
Draws on credit facility	—	—	173,000
Scheduled mortgage debt principal payments	(5,897)	(4,167)	(3,173)
Payment of financing costs	(3,238)	(1,219)	(123)
Proceeds from sale of common stock, net	209,690	204,975	—
Repurchase of shares	(3,961)	(1,057)	(49,434)
Payment of dividends	(4,323)	(80)	(93,047)

Net cash provided by (used in) financing activities	192,271	111,043	(88,777)

Net (decrease) increase in cash and cash equivalents	(93,179)	163,550	(15,943)
Cash and cash equivalents, beginning of year	177,380	13,830	29,773

Cash and cash equivalents, end of year	$84,201	$177,380	$13,830

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$47,119	$47,595	$49,614

Cash paid for income taxes	$846	$1,023	$1,080

Capitalized interest	$112	$19	$259

Non-Cash Financing Activities:
Unpaid dividends	$—	$41,810	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 23 premium hotels and resorts as well as a senior mortgage loan secured by another hotel. Our hotels are concentrated in key gateway cities and in destination resort locations and are all operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the 23 hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
     As of December 31, 2010, we owned 23 hotels that contained 10,743 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (3); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado, and we also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with United States generally accepted accounting principles, or GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
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
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued expenses and due to/from hotel manager. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 15 for disclosures on the fair value of mortgage debt and note receivable.
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
Note Receivable
     We initially record acquired notes receivable at cost. Notes receivable are evaluated for collectability and if collectability of the original amounts due is in doubt, the value is adjusted for impairment. Our impairment analysis considers the anticipated cash receipts as well as the underlying value of the collateral. If collectability is in doubt, the note is placed in non-accrual status. No interest is recorded on such notes until the timing and amounts of cash receipts can be reasonably estimated. We record cash payments received on non-accrual notes receivable as a reduction in basis. We continually assess the current facts and circumstances to determine whether we can reasonably estimate cash flows. If we can reasonably estimate the timing and amount of cash flows to be collected, then income recognition becomes possible.
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
     We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local, and/or foreign income taxes.

     In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly-owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS.
     We had no accruals for tax uncertainties as of December 31, 2010 and 2009.
Intangible Assets and Liabilities
     Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.
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
Hotel Working Capital
     The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on our behalf. The due to hotel manager represents liabilities incurred by the hotel on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.
Key Money
     Key money received in conjunction with entering into hotel management agreements or completing specific capital projects is deferred and amortized over the term of the hotel management agreement. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as an offset to base management fees on the accompanying consolidated statements of operations.
Straight-Line Rent
     We record rent expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of our note receivable and cash and cash equivalents. We perform periodic evaluations of the underlying hotel property securing the note receivable. While the note receivable is currently in default, the value of the underlying hotel exceeds our carrying value of the note. See further discussion in Note 5. We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.
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
Reclassifications
     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.
3. Property and Equipment
     Property and equipment as of December 31, 2010 and 2009 consists of the following (in thousands):

	2010	2009
Land	$241,145	$220,445
Land improvements	7,994	7,994
Building	1,903,782	1,671,821
Furniture, fixtures and equipment	309,976	270,042
Corporate office equipment and Construction in progress	5,392	1,009

	2,468,289	2,171,311
Less: accumulated depreciation	(396,686)	(309,224)

	$2,071,603	$1,862,087

     As of December 31, 2010 and 2009, we had accrued capital expenditures of $2.0 million and $0.5 million, respectively.
4. Favorable Lease Assets
     In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the term of the non-cancelable term of the lease agreement. Amortization expense for the year ended December 31, 2010, was approximately $0.8 million, and is expected to total approximately $0.8 million each year for 2011 through 2015. Our favorable lease assets as of December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Boston Westin Waterfront	$19,156	$19,371
Boston Westin Waterfront — Lease Right	9,513	9,513
Minneapolis Hilton	6,059	—
Oak Brook Hills Marriott Resort	7,894	8,435

	$42,622	$37,319

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

     We also own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2099. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. During the year ended December 31, 2009, we recorded an impairment loss of $2.5 million to write down the carrying value of the lease right to its fair value of $9.5 million. No impairment loss was recorded in 2010. As of December 31, 2010 and December 31, 2009, the carrying amount of the lease right is $9.5 million.
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
5. Note Receivable
     On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes five percentage points of default interest. As of December 31, 2010, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $1.8 million. We continue to pursue the foreclosure proceedings initially filed in April 2010, which, if successful, would result in the Company owning the hotel. The matter may be resolved without foreclosure if the borrower repays the Allerton loan in full. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel. We concluded at December 31, 2010, there is no impairment.
     Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of December 31, 2010, we have received default interest payments from the borrower of approximately $2.7 million, which have been recorded as a reduction of our basis in the Allerton loan.
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
     Follow-On Public Offerings. On May 28, 2010, we completed a follow-on public offering of our common stock. We sold 23,000,000 shares of common stock, including the underwriters’ overallotment of 3,000,000 shares, at an offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.6 million. On January 31, 2011, we completed an additional follow-on public offering of our common stock. We sold 12,418,662 shares of our common stock, including the underwriter’s overallotment of 1,418,662 shares, at an offering price of $12.07 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.6 million.
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
     Controlled Equity Offering Program. During the first quarter ended March 26, 2010, we completed a previously announced $75 million controlled equity offering program by selling 2.8 million shares at an average price of $9.13 per share, raising net proceeds of $25.1 million.

Preferred Shares
     We are authorized to issue up to 10,000,000 shares of preferred stock, $.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2010 and December 31, 2009, there were no shares of preferred stock outstanding.
Operating Partnership Units
     Holders of Operating Partnership units have certain redemption rights, which enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our stockholders. As of December 31, 2010 and 2009, respectively, there were no Operating Partnership units held by unaffiliated third parties.
7. Stock Incentive Plans
     We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,119,827 shares as of December 31, 2010. In addition to these shares, additional shares could be issued related to the Stock Appreciation Rights and Market Stock Unit awards as further described below.
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
     A summary of our restricted stock awards from January 1, 2008 to December 31, 2010 is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	Shares	Value
Unvested balance at January 1, 2008	346,625	$16.88
Granted	406,767	10.92
Vested	(147,583)	16.31

Unvested balance at December 31, 2008	605,809	13.02
Granted	1,517,435	2.82
Forfeited	(7,184)	14.61
Vested	(396,684)	9.77

Unvested balance at December 31, 2009	1,719,376	4.76
Granted	356,964	8.41
Additional shares from dividends	46,206	9.57
Vested	(573,848)	5.19

Unvested balance at December 31, 2010	1,548,698	$5.49

     The remaining share awards are expected to vest as follows: 848,608 shares during 2011, 581,098 shares during 2012 and 118,992 during 2013. As of December 31, 2010, the unrecognized compensation cost related to restricted stock awards was $4.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 20 months. For the years ended December 31, 2010, 2009, and 2008, we recorded $3.2 million, $5.7 million, and $3.2 million, respectively, of compensation expense related to restricted stock awards.

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
     On March 3, 2010, we issued 84,854 MSUs to our executive officers with an aggregate grant date fair value of $0.8 million, or $9.87 per share. We used a Monte Carlo simulation model to determine the grant-date fair value of the awards using the following assumptions: expected volatility of 68% and a risk-free rate of 1.33%. For the year ended December 31, 2010 we recorded approximately $0.2 million of compensation expense related to the MSUs. As of December 31, 2010, the unrecognized compensation cost related to the MSU awards was approximately $0.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months.
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
Stock Appreciation Rights and Dividend Equivalent Rights
     We have awarded our executive officers stock-settled Stock Appreciation Rights (“SARs”) and Dividend Equivalent Rights (“DERs”). The SARs/DERs vest over three years based on continued employment and may be exercised, in whole or in part, at any time after the instrument vests and before the eighth anniversary of issuance. Upon exercise, the holder of a SAR is entitled to receive a number of common shares equal to the positive difference, if any, between the closing price of our common stock on the exercise date and the “strike price.” The strike price is equal to the closing price of our common stock on the SAR grant date. We simultaneously issued one DER for each SAR. The DER entitles the holder to the value of dividends issued on one share of common stock. No dividends are paid on a DER prior to vesting, but upon vesting, the holder of each DER will receive a lump sum equal to the cumulative dividends paid per share of common stock from the grant date through the vesting date. Initially, the DER was to terminate upon exercise or expiration of each SAR. The Company amended the terms of the DERs in 2008. The amendment shortened the maturity from 10 years to 8 years from the grant date and eliminated the provision that required the awards to terminate, in whole or in part, upon the exercise of the SAR that was issued simultaneously with the DER. The modification did not result in an increase or a decrease in the fair value of the DERs. We measure compensation expense of the SAR/DER awards based upon the fair market value of these awards at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations.
     On March 4, 2008, we issued 300,225 SARs/DERs to our executive officers with an aggregate grant date fair value of approximately $2.0 million. The strike price of the SARs is $12.59. The SARs were valued using a binomial option pricing model using the following assumptions, an expected life of seven years, a risk free rate of 3.17%, expected volatility of 29.8% and an expected dividend yield of 5.5% (the average dividend yield on the four dividend payment dates preceding the issuance of the SARs). The DERs were valued using a discounted cash flow model assuming a stream of dividends equal to 5.5% of the closing stock price on the New York Stock Exchange on the date that the DERs were issued over the seven year expected life of the instrument. For the years ended December 31, 2010, 2009 and 2008, we recorded approximately $0.3 million, $1.1 million and $0.6 million, respectively, of compensation expense related to the SARs/DERs. A summary of our SARs/DERs is as follows:

		Weighted-Average
	Number of	Grant Date Fair
	SARs/DERs	Value
Balance at January 1, 2008	—	$—

Granted	300,225	6.62
Exercised	—	—

Balance at January 1, 2009	300,225	6.62
Granted	—	—
Exercised	—	—

Balance at December 31, 2009	300,225	6.62
Granted	—	—
Expired	(37,764)	6.62
Exercised	—	—

Balance at December 31, 2010	262,461	$6.62

8. (Loss) Earnings Per Share
     Basic (loss) earnings per share is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share is calculated by dividing net (loss) income available to common stockholders, that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities
     The following is a reconciliation of the calculation of basic and diluted (loss) earnings per share for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share and per share data):

	2010	2009	2008
Basic (Loss) Earnings per Share Calculation:
Numerator:
Net (loss) income	$(9,172)	$(11,090)	$52,929
Less: dividends on unvested restricted common stock	—	—	(389)

Net (loss) income after dividends on unvested restricted common stock	$(9,172)	$(11,090)	$52,540

Weighted-average number of common shares outstanding — basic	144,463,587	107,404,074	93,064,790

Basic (loss) earnings per share	$(0.06)	$(0.10)	$0.56

Diluted (Loss) Earnings per Share Calculation:
Numerator:
Net (loss) income	$(9,172)	$(11,090)	$52,929
Less: dividends on unvested restricted common stock	—	—	(389)

Net (loss) income after dividends on unvested restricted stock	$(9,172)	$(11,090)	$52,540

Weighted-average number of common shares outstanding — basic	144,463,587	107,404,074	93,064,790
Unvested restricted common stock (1)	—	—	51,372
Unexercised SARs (2)	—	—	—
Unvested MSUs (2)	—	—	—

Weighted-average number of common shares outstanding — diluted	144,463,587	107,404,074	93,116,162

Diluted (loss) earnings per share	$(0.06)	$(0.10)	$0.56

(1)	Anti-dilutive for the years ended December 31, 2009 and 2010.

(2)	Anti-dilutive for all periods presented.

9. Debt
     We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of December 31, 2010, ten of our 23 hotel properties were pledged to secure mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During the fiscal quarter ended June 18, 2010, the cash trap provision had been triggered on our Courtyard Manhattan/Midtown East mortgage. As of December 31, 2010, the lender held approximately $0.8 million under this cash trap for purposes of debt service, which is reflected in restricted cash on the accompanying consolidated balance sheet. As of December 31, 2010, we were in compliance with the financial covenants of our mortgage debt.
     As of December 31, 2010, we had approximately $780.9 million of outstanding debt. The following table sets forth the debt obligations on our hotels.

				Maturity	Amortization
Property	Principal Balance	Debt per Room	Interest Rate	Date	Provisions
	(In thousands)
Frenchman’s Reef & Morning Star Marriott Beach Resort	$60,558	$120,634	5.44%	August 2015	30 years
Marriott Los Angeles Airport	82,600	82,271	5.30%	July 2015	Interest Only
Courtyard Manhattan /Fifth Avenue	51,000	275,676	6.48%	June 2016	30 years(1)
Courtyard Manhattan /Midtown East	42,641	136,670	8.81%	October 2014	30 years
Orlando Airport Marriott	59,000	121,649	5.68%	January 2016	30 years(2)
Marriott Salt Lake City Downtown	31,699	62,155	5.50%	January 2015	20 years
Renaissance Worthington	56,343	111,791	5.40%	July 2015	30 years
Chicago Marriott Downtown Magnificent Mile	217,039	181,168	5.975%	April 2016	30 years
Renaissance Austin	83,000	168,699	5.507%	December 2016	Interest Only
Renaissance Waverly	97,000	186,180	5.503%	December 2016	Interest Only
Senior unsecured credit facility (3)	—		LIBOR + 3.00%	August 2013	Interest Only

Total debt	$780,880

Weighted-Average Interest Rate			5.86%

(1)	The debt has a five-year interest only period that commenced in May 2006. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(2)	The debt has a five-year interest only period that commenced in December 2005. After the expiration of that period, the debt will amortize based on a thirty-year schedule.

(3)	The senior unsecured credit facility matures in August 2013. Subject to certain conditions, including being in compliance with all financial covenants, we have one extension option that will extend maturity for one year. Interest is paid on the periodic advances under our senior unsecured credit facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage.
     The aggregate debt maturities as of December 31, 2010 are as follows (in thousands):

2011	$7,257
2012	7,930
2013	8,486
2014	50,086
2015	222,331
Thereafter	484,790

$780,880

Senior Unsecured Credit Facility
     On August 6, 2010, we amended and restated our $200 million senior unsecured revolving credit facility that now expires in August 2013. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility to $275 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage, as defined in the credit agreement, as follows:

Leverage	Applicable Margin
Less than or equal to 35%	2.75%
Greater than 35% but less than 45%	3.00%
Greater than or equal to 45% but less than 50%	3.25%
Greater than or equal to 50% but less than 55%	3.50%
Greater than or equal to 55%	3.75%
     The facility includes a LIBOR floor of 100 basis points. In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.50% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.40% if the unused portion of the facility is less than 50%. We incurred interest and unused credit facility fees on the facility of $0.7, $0.6, and $2.6 million for the years ended 2010, 2009, and 2008, respectively. As of December 31, 2010, we had no outstanding borrowings under the facility.
     The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	December 31, 2010
Maximum leverage ratio	60%	38.6%
Minimum fixed charge coverage ratio	1.3x — on or before June 29, 2012
1.4x — on or after June 30, 2012
and on or before June 29, 2013
	1.5x — on or after June 30, 2013	2.3x
Minimum tangible net worth	$1.457 billion	$1.810 billion
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
     During 2011, we have the option of excluding the Frenchman’s Reef & Morning Star Marriott Beach Resort from the calculation of our compliance with the corporate financial covenants during the extensive renovation and repositioning project at the hotel.
Mortgage Loan Modification
     As a result of not completing certain capital projects at Frenchman’s Reef & Morning Star Marriott Beach Resort required by the mortgage loan secured by the hotel, we accrued $3.1 million of penalty interest during the year ended December 31, 2009. During the fiscal quarter ended March 26, 2010, we amended certain provisions of the loan. The lender provided us with a waiver for any penalty interest and an extension to December 31, 2010 and December 31, 2011 for the completion date of certain lender required capital projects. In conjunction with the loan modification, we pre-funded $5.0 million for the capital projects into an escrow account and paid the lender a $150,000 modification fee. As a result of the loan modification, we reversed the $3.1 million penalty interest accrued in 2009. During the year ended December 31, 2010, we deposited an additional $2.1 million into a lender-held escrow for other renovation projects at Frenchman’s Reef, which resulted in total lender-held reserves of $7.1 million at December 31, 2010. The lender-required capital project that was required to be completed by December 31, 2010 was completed in November 2010. Subsequent to December 31, 2010, we received $4.1 million from the lender for completion of all those projects except the one project that is not required to be completed until December 31, 2011.

10. Acquisitions
Hilton Minneapolis
     On June 16, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $157 million. We assumed the existing management agreement, which expires in December 2026. The management agreement provides for a base management fee of 3% of the hotel’s gross revenues and an incentive management fee of 15% of hotel operating profit above an owner’s priority determined in accordance with the terms of the management agreement. The hotel is subject to a ground lease with an agency of the city of Minneapolis that expires in 2091. The ground lease payment and related property tax liability were negotiated as a single payment in lieu of taxes. The single payments increase at a rate of 5% per year through 2018. Beginning in 2019, there will no longer be a stipulated single payment and the hotel will pay only the real property tax portion of the initial single payment based on the then assessed valuation and applicable tax rate. In accordance with GAAP, the total estimated amount to be paid for the ground lease, which is included as part of the single payments through 2018 is being amortized and recognized as an expense on a straight line basis over the life of the ground lease. The following is a schedule of the contractual single payments, excluding amounts due in 2019 and beyond, because such amounts are not fixed and determinable:

Fiscal Year	Ground Lease Payment
2010 (1)	$5,193,000
2011	$5,453,000
2012	$5,726,000
2013	$6,012,000
2014	$6,313,000
2015	$6,629,000
2016	$6,960,000
2017	$7,308,000
2018	$7,673,000

(1)	Includes total 2010 single payments, including the period prior to our acquisition date.
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
Hilton Garden Inn Chelsea/New York City
     On September 8, 2010, we acquired the 169-room Hilton Garden Inn Chelsea/New York City located in New York City for total cash consideration of approximately $69 million. The hotel is managed by Alliance Hospitality Management under a new 10-year management agreement, which provides for a base management fee of 2.5% of the hotel’s gross revenues for the first three years and 2.75% of the hotel’s gross revenues thereafter. In addition, the agreement provides for an incentive management fee of 10% of hotel operating profits above an owner’s priority as defined in the management agreement. The hotel remains Hilton-branded under a franchise agreement.
     The allocation of fair value to the acquired assets and liabilities is as follows (in thousands):

			Hilton Garden Inn
		Renaissance	Chelsea/New York
	Hilton Minneapolis	Charleston	City

Land	$—	$5,900	$14,800
Building	129,640	32,511	51,458
Furniture, fixtures and equipment	19,700	3,100	2,115

Total fixed assets	149,340	41,511	68,373
Favorable lease asset	6,100	—	—
Unfavorable contract liability	—	(2,700)	—
FF&E escrow	1,028	790	—
Accrued liabilities and other assets, net	762	174	622

Purchase Price	$157,230	$39,775	$68,995

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

	Year ended December 31,
	2010	2009

Revenues	$657,153	$637,069
Loss from continuing operations	(5,005)	(3,804)
Net loss	(5,005)	(3,804)
Loss per share—Basic and Diluted	$(0.03)	$(0.04)
11. Dividends
     On January 29, 2010, we paid a dividend to stockholders of record as of December 28, 2009 in the amount of $0.33 per share. We relied on the Internal Revenue Service’s Revenue Procedure 2009-15, as amplified and superseded by Revenue Procedure 2010-12, that allowed us to pay a portion of that dividend in shares of common stock and the remainder in cash. As a result, we paid approximately $4.3 million of the dividend in cash and issued 3.9 million shares of our common stock.
12. Income Taxes
     We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries are subject to federal, state, local and/or foreign income taxes.
     Our (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current — Federal	$—	$—	$—
State	493	535	665
Foreign	106	—	87

	599	535	752
Deferred — Federal	826	(17,299)	(8,330)
State	152	(3,882)	(1,978)
Foreign	1,065	(385)	180

	2,043	(21,566)	(10,128)

Income tax (benefit) provision	$2,642	$(21,031)	$(9,376)

     A reconciliation of the statutory federal tax provision to our income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Statutory federal tax provision (35)%	$(2,159)	$(11,243)	$15,663
Tax impact of REIT election	4,411	(7,757)	(24,565)
State income tax (benefit) provision, net of federal tax benefit	419	(2,176)	(854)
Foreign income tax provision	(736)	(126)	267
Foreign tax rate adjustment	770	—	—
Other	(63)	271	113

Income tax (benefit) provision from continuing operations	$2,642	$(21,031)	$(9,376)

     We are required to pay franchise taxes in certain jurisdictions. We expensed approximately $0.2 million of franchise taxes during the year ended December 31, 2010 and $0.1 million of franchise taxes during the years ended 2009 and 2008, which are classified as corporate expenses in the accompanying consolidated statements of operations.
     Deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are paid. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realizable based on consideration of available evidence, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies. Deferred tax assets are included in prepaid and other assets and deferred tax liabilities are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The total deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2010	2009
Deferred income related to key money	$7,620	$7,824
Net operating loss carryforwards	36,187	41,213
Alternative minimum tax credit carryforwards	117	3,017
Other	422	—

Deferred tax assets	44,346	52,054

Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(16,854)	(19,137)

Deferred tax liabilities	(21,114)	(23,397)

Deferred tax asset, net	$23,232	$28,657

     We believe that we will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $0.1 million are expected to be recovered from taxes paid in prior years. Deferred tax assets of $8.0 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $36.2 million are dependent upon future taxable earnings of the TRS.
     The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 4%. This agreement expired in February 2010, at which time the income tax rate increased to 37.4%. On December 13, 2010, the Governor of the USVI approved an extension of our tax agreement for a period of 5 years, retroactive to February 2010 and subject to another renewal in February 2015. The extension modified the tax exemption rates from the previous agreement. The income tax rate we are subject to is now approximately 7%, an 81% exemption. Furthermore, we are now subject to a 90% exemption from real estate and gross receipt taxes, which are recorded in other hotel expenses, whereas we were 100% exempt under the prior agreement.
13. Relationships with Managers
     Our Hotel Management Agreements
     We are a party to hotel management agreements with Marriott for 17 of the 23 properties. The Vail Marriott Mountain Resort & Spa is managed by an affiliate of Vail Resorts and is under a long-term franchise agreements with Marriott; the Atlanta Westin North at Perimeter is managed by Davidson Hotel Company; the Conrad Chicago is managed by Conrad Hotels USA, Inc., a subsidiary of Hilton; the Westin Boston Waterfront Hotel is managed by Westin Hotel Management, L.P. a subsidiary of Starwood; the Hilton

Minneapolis Hotel is managed by Hilton Management, LLC, a subsidiary of Hilton; and the Hilton Garden Inn Chelsea/New York City is managed by Alliance Hospitality Management, LLC.
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

Date of
Property	Manager	Agreement	Initial Term	Number of Renewal Terms
Austin Renaissance	Marriott	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	Davidson Hotel Company	6/2009	10 years	None
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman’s Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 3/4 years	None
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods
Marriott Griffin Gate Resort	Marriott	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	Marriott	7/2005	30 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	Marriott	1/2005	40 years	None
Waverly Renaissance	Marriott	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15 1/2 years	None
     Under our current hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner’s priority. We refer to this excess of operating profits over the owner’s priority as “available cash flow.”
     The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

	Base Management		Incentive		FF&E Reserve
Property	Fee(1)		Management Fee(2)		Contribution(1)
Austin Renaissance	3%		20	%(3)	4	%(4)
Atlanta Alpharetta Marriott	3%		25	%(5)	5	%(6)
Atlanta Westin North at Perimeter	2.5%		10	%(7)	4%
Bethesda Marriott Suites	3%		50	%(8)	5	%(9)
Boston Westin Waterfront	2.5%		20	%(10)	4%
Chicago Marriott Downtown	3%		20	%(11)	5%
Conrad Chicago	3%		15	%(12)	4%
Courtyard Manhattan/Fifth Avenue	5.5	%(13)	25	%(14)	4%
Courtyard Manhattan/Midtown East	5%		25	%(15)	4%
Frenchman’s Reef & Morning Star Marriott Beach Resort	3%		25	%(16)	5.5%

	Base Management		Incentive		FF&E Reserve
Property	Fee(1)		Management Fee(2)		Contribution(1)
Hilton Garden Inn Chelsea/New York City	2.5	%(17)	10	%(18)	None
Hilton Minneapolis	3%		15	%(19)	4%
Los Angeles Airport Marriott	3%		25	%(20)	5%
Marriott Griffin Gate Resort	3%		20	%(21)	5%
Oak Brook Hills Marriott Resort	3%		20% or 30%(22)		5.5%
Orlando Airport Marriott	3%		20% or 25%(23)		5%
Renaissance Charleston	3.5%		20	%(24)	4	%(25)
Renaissance Worthington	3%		25	%(26)	5%
Salt Lake City Marriott Downtown	3%		20	%(27)	5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20	%(28)	4	%(29)
Torrance Marriott South Bay	3%		20	%(30)	5%
Waverly Renaissance	3%		20	%(31)	4	%(4)
Vail Marriott Mountain Resort & Spa	3%		20	%(32)	4%

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.0 million and (ii) 10.75% of certain capital expenditures.

(4)	The FF&E contribution increases to 4.5% beginning in January 2026 and thereafter.

(5)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(6)	The FF&E contribution increased from 4% to 5% beginning in February 2010.

(7)	Calculated as a percentage of operating profits after a pre-set dollar amount of owner’s priority beginning in 2010. The owner’s priority is $3.0 million in 2010, $3.7 million in 2011, $4.2 million in 2012, $4.7 million in 2013 and $5.0 million in 2014. In 2015 and thereafter, the owner’s priority adjusts annually based upon CPI. The incentive management fee cannot exceed 1.5% of total revenue.

(8)	Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner’s priority expires in 2027.

(9)	The contribution is reduced to 1% until operating profits exceed an owner’s priority of $3.8 million.

(10)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which resets with each sale.

(11)	Calculated as 20% of net operating income before base management fees. There is no owner’s priority.

(12)	Calculated as a percentage of operating profits above $8.8 million. Beginning in fiscal year 2011, the owner’s priority will be calculated as 103% of the prior year cash flow.

(13)	The base management fee will be equal to 5.5% of gross revenues for fiscal years 2010 through 2014 and 6% for fiscal year 2015 and thereafter until the expiration of the agreement. Beginning in 2011, the base management fee may increase to 6.0% at the beginning of the next fiscal year if operating profits equal or exceed $5.0 million.

(14)	Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(15)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(16)	Calculated as a percentage of operating profits in excess of the sum of (i) $11.5 million and (ii) 10.75% of certain capital expenditures.

(17)	The base management fee will increase to 2.75% in September 2013 and thereafter.

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.3 million plus (ii) 12% of certain capital expenditures plus (iii) 12% of working capital provided by the owner. The incentive management fee payable in any year can be reduced by 25% if the actual House Profit margin is less than budget or if the trailing 12-month RevPAR Index is less than the previous year.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $11.6 million and (ii) 11% of certain capital expenditures.

(20)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(21)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of certain capital expenditures.

(22)	Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 30%.

(23)	Calculated as a percentage of operating profits in excess of the sum of (i) $9.0 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits is 20% except from 2011 through 2021 when it is 25%.

(24)	Calculated as a percentage of operating profits in excess of the sum of (i) $2.6 million and (ii) 10% of certain capital expenditures.

(25)	The FF&E contribution increases to 5% beginning in January 2011.

(26)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(27)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of capital expenditures.

(28)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(29)	The FF&E contribution increases to 5% beginning in fiscal year 2011 and thereafter.

(30)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(31)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(32)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.
     We recorded $22.0 million, $19.6 million and $28.6 million of management fees during the years ended December 31, 2010, 2009 and 2008, respectively. The management fees for the year ended December 31, 2010 consisted of $5.2 million of incentive management fees and $16.8 million of base management fees. The management fees for the year ended December 31, 2009 consisted of $4.3 million of incentive management fees and $15.3 million of base management fees. The management fees for the year ended December 31, 2008 consisted of $9.7 million of incentive management fees and $18.9 million of base management fees.
Key Money
     Marriott has contributed to us certain amounts in exchange for the right to manage hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Previously, Marriott provided us with key money of approximately $22 million in the aggregate in connection with the acquisitions of six of our hotels and in exchange for the renovation of certain hotels. Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees on the accompanying consolidated statements of operations. We amortized $0.6 million of key money during each of the years ended December 31, 2010, 2009 and 2008.
Franchise Agreements
     The following table sets forth the terms of the hotel franchise agreements for our three franchised hotels:

Date of
	Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales

Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales

Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales

     We recorded $2.6 million, $1.9 million and $2.8 million of franchise fees during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
Performance Termination Provisions
     Our management agreements provide us with termination rights upon a manager’s failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. As of December 31, 2010, the manager of the Conrad Chicago has failed the performance termination test set forth in the management agreement. The management agreement allows the manager of the Conrad Chicago to cure the performance termination. We are in discussions with the manager to assess options available to both parties.
14. Commitments and Contingencies
Litigation
     Except as described below, we are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us. We are involved in routine litigation arising out of the ordinary course of business, all of which is expected to be covered by insurance and is not expected to have a material adverse impact on our financial condition or results of operations.
     We are involved in foreclosure proceedings against the borrower under a senior mortgage loan we acquired in May 2010, which is secured by the Allerton Hotel. The proceedings were initiated in April 2010 and, if successful, would result in the Company owning the Allerton Hotel. The timing and completion of foreclosure proceedings in Cook County, Illinois is uncertain and depends on a variety of factors. No precise timeframe for completion of the foreclosure proceedings on the loan can be given and no assurances can be given that the proceedings will be successful.
     A junior lender which held debt subordinated to the Allerton loan intervened in the foreclosure proceedings and recently filed a counterclaim against the Company in the proceedings. This junior lender alleges in its counterclaim that certain press releases and public statements made by the Company in connection with its acquisition of the Allerton loan were intended to and did impair or destroy the value of the junior lender’s interest in its subordinated debt, which it was attempting to sell. The matter is in the early stages of litigation, and while the Company intends to vigorously defend this claim, no assurances can be given that we will be successful. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
     In addition, certain employees at the Los Angeles Airport Marriott Hotel, and certain employees at other hotels in the vicinity of the Los Angeles Airport, have brought a claim against the Company and Marriott and other LAX area hotel owners and operators alleging that these hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at these hotels. The litigation is in the discovery phase. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any; however, we do not expect any potential loss to have a material impact on our financial condition or results of operations.
Ground Leases
     Five of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:
•	The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•	The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Project. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017. In 2009, we acquired a 21% interest in the land under the hotel for approximately $0.9 million.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•	The Hilton Minneapolis is subject to a ground lease that runs until 2091. There are no renewal options.
     In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:
•	The golf course that is part of the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options. We have the right, beginning in 2013 and upon the expiration of any 5-year renewal term, to purchase the property covered by such ground lease for an amount ranging from $27,500 to $37,500 per acre, depending on which renewal term has expired. The ground lease also grants us the right to purchase the leased property upon a third party offer to purchase such property on the same terms and conditions as the third party offer. We are also the sub-sublessee under another minor ground lease of land adjacent to the golf course, with a term expiring in 2020.

•	The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.
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
     Ground rent expense was $11.8 million, $9.6 million and $9.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash paid for ground rent was $4.7 million, $1.9 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Future minimum annual rental commitments under non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

2011	9,461
2012	9,664
2013	9,389
2014	9,539
2015	9,909
Thereafter	652,563

$700,525

Hotel under Development
     On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third party developer, the hotel is expected to contain approximately 250 to 300 guest rooms. The contractual purchase price will range from approximately $112.5 million to $135 million, depending upon the number of guest rooms, or approximately $450,000 per guest room. If certain required permits, approvals and consents are obtained, the number of guest rooms could be increased to approximately 400 guest rooms, which would result in the contractual purchase price increasing to approximately $178 million, or $445,000 per guest room. The purchase and sale agreement is for a fixed-price (which varies only by total guest rooms built and the completion date for the hotel, and we are not assuming any construction risk (including not assuming the risk of construction cost overruns).
     Upon entering into the purchase and sale agreement, we committed to make a $20.0 million deposit. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless we do not close as a result of the seller failing to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

     We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.
15. Fair Value of Financial Instruments
     The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2010 and 2009 are as follows (in thousands):

	As of December 31,		As of December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Note receivable	$57,951	$40,500	$—	$—
Debt	$780,880	$794,900	$786,777	$670,936
     We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. We estimate the fair value of our note receivable by discounting the future cash flows related to the note at estimated market rates. The carrying values of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.
16. Segment Information
     We aggregate our operating segments using the criteria established by GAAP, including the similarities of our product offering, types of customers and method of providing service.
     The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of and for the years ending December 31, 2010, 2009 and 2008.

	Revenues			Investment
	2010	2009	2008	2010	2009	2008
		(in thousands)			(in thousands)
Chicago	$129,584	$128,125	$148,254	$532,098	$532,098	$531,298
Los Angeles	70,129	68,484	84,176	198,766	198,408	197,969
Atlanta	59,345	56,746	68,425	235,576	235,168	234,665
Boston	63,396	65,517	72,993	349,447	349,447	349,320
US Virgin Islands	48,893	48,159	54,729	93,635	82,437	82,437
New York	44,345	36,672	49,730	188,451	119,767	119,607
Minneapolis	27,130		—	155,703	—	—
Other	181,549	171,978	214,927	570,756	531,428	528,726

Total	$624,371	$575,681	$693,234	$2,324,432	$2,048,753	$2,044,022

17. Quarterly Operating Results (Unaudited)

	2010 Quarter Ended
	March 26	June 18	September 10	December 31
		(In thousands, except per share data)
Total revenue	$112,828	$151,125	$151,113	$209,306
Total operating expenses	$114,757	$136,391	$144,350	$190,677

Operating income	$(1,929)	$14,734	$6,763	$18,629

Net (loss) income	$(8,346)	$839	$(3,534)	$1,868

Basic and diluted (loss) earnings per share	$(0.07)	$0.01	$(0.02)	$0.01

	2009 Quarter Ended
	March 27	June 19	September 11	December 31
		(In thousands, except per share data)
Total revenue	$118,544	$143,607	$137,800	$175,730
Total operating expenses	$118,400	$133,484	$130,589	$174,088

Operating income	$144	$10,123	$7,211	$1,642

Net income	$(5,293)	$2,457	$761	$(9,015)

Basic and diluted earnings per share	$(0.06)	$0.02	$0.01	$(0.07)

DiamondRock Hospitality Company
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2010 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Austin Renaissance	$(83,000)	$9,283	$93,815	$383	$9,283	$94,198	$103,481	$(9,556)	$93,925	2006	40 Years
Atlanta Alpharetta Marriott	—	3,623	33,503	591	3,623	34,094	37,717	(4,719)	32,998	2005	40 Years
Atlanta Westin North at Perimeter	—	7,490	51,124	1,208	7,490	52,332	59,822	(6,113)	53,709	2006	40 Years
Bethesda Marriott Suites	—	—	45,656	1,555	—	47,211	47,211	(7,044)	40,167	2004	40 Years
Boston Westin Waterfront	—	—	273,696	16,337	—	290,035	290,035	(28,231)	261,804	2007	40 Years
Chicago Marriott Downtown	(217,039)	36,900	347,921	17,506	36,900	365,427	402,327	(42,675)	359,652	2006	40 Years
Conrad Chicago	—	31,650	76,961	1,298	31,650	78,259	109,909	(8,060)	101,849	2006	40 Years
Courtyard Manhattan/Fifth Avenue	(51,000)	—	34,685	1,800	—	36,485	36,485	(5,538)	30,947	2004	40 Years
Courtyard Manhattan/Midtown East	(42,641)	16,500	54,812	1,506	16,500	56,318	72,818	(8,479)	64,339	2004	40 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	(60,558)	17,713	50,697	10,376	17,713	61,073	78,786	(7,276)	71,510	2005	40 Years
Hilton Garden Inn Chelsea/New York City	—	14,800	51,458	174	14,800	51,632	66,432	(396)	66,036	2010	40 Years
Hilton Minneapolis	—	—	129,640	167	—	129,807	129,807	(1,745)	128,062	2010	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	5,097	24,100	88,174	112,274	(12,101)	100,173	2005	40 Years
Marriott Griffin Gate Resort	—	7,869	33,352	2,540	7,869	35,892	43,761	(5,395)	38,366	2004	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	3,989	9,500	43,117	52,617	(5,884)	46,733	2005	40 Years
Orlando Airport Marriott	(59,000)	9,769	57,803	3,352	9,769	61,155	70,924	(7,644)	63,280	2005	40 Years
Renaissance Charleston	—	5,900	32,511	—	5,900	32,511	38,411	(313)	38,098	2010	40 Years
Renaissance Worthington	(56,343)	15,500	63,428	483	15,500	63,911	79,411	(8,807)	70,604	2005	40 Years
Salt Lake City Marriott Downtown	(31,699)	—	45,815	2,616	855	47,576	48,431	(7,078)	41,353	2004	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	—	3,951	22,720	343	3,951	23,063	27,014	(4,994)	22,020	2004	40 Years
Torrance Marriott South Bay	—	7,241	48,232	4,526	7,241	52,758	59,999	(7,832)	52,167	2005	40 Years
Waverly Renaissance	(97,000)	12,701	110,461	2,332	12,701	112,793	125,494	(11,459)	114,035	2006	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	1,492	5,800	53,955	59,755	(7,402)	52,353	2005	40 Years

Total	$(780,880)	$240,290	$1,832,958	$79,671	$241,145	$1,911,776	$2,152,921	$(208,741)	$1,944,180

DiamondRock Hospitality Company
Schedule III — Real Estate and Accumulated Depreciation — (Continued)
As of December 31, 2010 (in thousands)
Notes:
     A) The change in total cost of properties for the fiscal years ended December 31, 2010, 2009 and 2008 is as follows:

Balance at December 31, 2007	$1,858,377
Additions:
Capital expenditures	27,434

Balance at December 31, 2008	$1,885,811

Additions:
Acquisition	855
Capital expenditures	15,382
Adjustments to purchase accounting	(1,788)

Balance at December 31, 2009	$1,900,260

Additions:
Acquisition	234,309
Capital expenditures	12,631
Adjustments to purchase accounting	5,721

Balance at December 31, 2010	$2,152,921

     B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2010, 2009 and 2008 is as follows:

Balance at December 31, 2007	$78,357
Depreciation and amortization	41,693

Balance at December 31, 2008	120,050
Depreciation and amortization	42,590

Balance at December 31, 2009	162,640
Depreciation and amortization	46,101

Balance at December 31, 2010	$208,741

     C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,056,465 as of December 31, 2010.