Form 10-Q
period 2011-03-25
DiamondRock Hospitality Co
filed 2011-05-03
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State of Incorporation)	(I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)
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
The registrant had 167,373,785 shares of its $0.01 par value common stock outstanding as of May 3, 2011.

Item I.	Financial Statements
DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 25, 2011 and December 31, 2010
(in thousands, except share amounts)

	March 25, 2011	December 31, 2010
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,474,573	$2,468,289
Less: accumulated depreciation	(417,981)	(396,686)

	2,056,592	2,071,603

Deferred financing costs, net	5,099	5,492
Restricted cash	78,621	51,936
Due from hotel managers	51,228	50,715
Note receivable	57,851	57,951
Favorable lease assets, net	42,430	42,622
Prepaid and other assets	70,544	50,089
Cash and cash equivalents	186,422	84,201

Total assets	$2,548,787	$2,414,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Mortgage debt	$779,143	$780,880
Senior unsecured credit facility	—	—

Total debt	779,143	780,880

Deferred income related to key money, net	19,124	19,199
Unfavorable contract liabilities, net	83,188	83,613
Due to hotel managers	36,626	36,168
Dividends declared and unpaid	13,522	—
Accounts payable and accrued expenses	80,628	81,232

Total other liabilities	233,088	220,212

Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 167,373,785 and 154,570,543 shares issued and outstanding at March 25, 2011 and December 31, 2010, respectively	1,674	1,546
Additional paid-in capital	1,705,618	1,558,047
Accumulated deficit	(170,736)	(146,076)

Total stockholders’ equity	1,536,556	1,413,517

Total liabilities and stockholders’ equity	$2,548,787	$2,414,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended March 25, 2011 and March 26, 2010
(in thousands, except per share amounts)

	Fiscal Quarter Ended	Fiscal Quarter Ended
	March 25, 2011	March 26, 2010
	(Unaudited)	(Unaudited)
Revenues:

Rooms	$79,318	$71,648
Food and beverage	37,033	35,552
Other	5,915	5,628

Total revenues	122,266	112,828

Operating Expenses:

Rooms	22,709	20,073
Food and beverage	27,042	24,725
Management fees	3,402	3,072
Other hotel expenses	47,720	44,629
Depreciation and amortization	21,352	18,907
Hotel acquisition costs	256	—
Corporate expenses	4,075	3,351

Total operating expenses	126,556	114,757

Operating loss	(4,290)	(1,929)

Other Expenses (Income):

Interest income	(298)	(81)
Interest expense	11,143	8,126

Total other expenses	10,845	8,045

Loss before income taxes	(15,135)	(9,974)

Income tax benefit	4,091	1,628

Net loss	$(11,044)	$(8,346)

Loss per share:

Basic and diluted loss per share	$(0.07)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Quarters Ended March 25, 2011 and March 26, 2010
(in thousands)

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 25, 2011	March 26, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,044)	$(8,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	21,352	18,907
Corporate asset depreciation as corporate expenses	19	34
Non-cash ground rent	1,566	1,789
Non-cash financing costs as interest	393	227
Non-cash reversal of penalty interest	—	(3,134)
Amortization of unfavorable contract liabilities	(426)	(397)
Amortization of deferred income	(130)	(130)
Stock-based compensation	936	786
Changes in assets and liabilities:
Prepaid expenses and other assets	666	1,377
Restricted cash	75	917
Due to/from hotel managers	(57)	(4,676)
Accounts payable and accrued expenses	(5,694)	(6,769)

Net cash provided by operating activities	7,656	585

Cash flows from investing activities:
Hotel capital expenditures	(7,882)	(4,604)
Change in restricted cash	(21,460)	(6,763)
Cash received from mortgage loan	100	—
Purchase deposits	(20,000)	—

Net cash used in investing activities	(49,242)	(11,367)

Cash flows from financing activities:
Scheduled mortgage debt principal payments	(1,737)	(1,513)
Repurchase of common stock	(3,095)	(2,023)
Proceeds from sale of common stock, net	149,841	22,816
Deposit on mortgage loan financing	(1,125)	—
Payment of financing costs	—	(153)
Payment of cash dividends	(77)	(4,323)

Net cash provided by financing activities	143,807	14,804

Net increase in cash and cash equivalents	102,221	4,022
Cash and cash equivalents, beginning of period	84,201	177,380

Cash and cash equivalents, end of period	$186,422	$181,402

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,725	$11,633

Cash paid for income taxes	$96	$30

Capitalized interest	$215	$—

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
As of March 25, 2011, we owned 23 hotels that contained 10,743 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (3); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado, and we also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed on March 1, 2011.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 25, 2011 and the results of our operations and cash flows for our fiscal quarters ended March 25, 2011 and March 26, 2010. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.
Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
Reporting Periods
The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports 12 weeks of operations for each of the first three quarters and 16 or 17 weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotel Company, manager of the Atlanta Westin North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago and Hilton Minneapolis, Westin Hotel Management, L.P., manager of the Westin Boston Waterfront Hotel and Alliance Hospitality Management, manager of the Hilton Garden Inn Chelsea/New York City, report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that our fiscal year always ends on December 31 to comply with REIT rules. Our first three fiscal quarters end on the same day as Marriott’s fiscal quarters but our fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.
While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Atlanta Westin North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel, Hilton Minneapolis or Hilton Garden Inn Chelsea/New York City for the month of operations that ends after its fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotel Company, Alliance Hospitality Management, Vail Resorts nor Marriott (with respect to Frenchman’s Reef) make mid-month results available to us. As a result, our quarterly results of operations include results from Frenchman’s Reef, the Vail Marriott, the Atlanta Westin North at Perimeter, the Conrad Chicago, the Westin Boston Waterfront Hotel, the Hilton Minneapolis and the Hilton Garden Inn Chelsea/New York City as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.
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

Earnings (Loss) Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.
Stock-based Compensation
We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of awards with service or market conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.
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
We had no accruals for tax uncertainties as of March 25, 2011 and December 31, 2010.
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

Use of Estimates
The preparation of the financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus, impact our financial position. Should any of our hotels experience a significant decline in operational performance, it may affect our ability to make distributions to our stockholders and service debt or meet other financial obligations.
3. Property and Equipment
Property and equipment as of March 25, 2011 (unaudited) and December 31, 2010 consists of the following (in thousands):

	March 25, 2011	December 31, 2010
Land	$241,145	$241,145
Land improvements	7,994	7,994
Buildings	1,904,417	1,903,782
Furniture, fixtures and equipment	312,890	309,976
CIP and corporate office equipment	8,127	5,392

	2,474,573	2,468,289
Less: accumulated depreciation	(417,981)	(396,686)

	$2,056,592	$2,071,603

As of March 25, 2011 we had no accrued capital expenditures. As of December 31, 2010, we had accrued capital expenditures of $2.0 million.
4. Favorable Lease Assets
In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases. The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for our fiscal quarter ended March 25, 2011, was approximately $0.2 million. Our net favorable lease assets as of March 25, 2011 (unaudited) and December 31, 2010 consist of the following (in thousands):

	March 25, 2011	December 31, 2010
Boston Westin Waterfront	$19,106	$19,156
Boston Westin Waterfront — Lease Right	9,513	9,513
Minneapolis Hilton	6,042	6,059
Oak Brook Hills Marriott Resort	7,769	7,894

	$42,430	$42,622

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2099. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded in our fiscal quarters ended March 25, 2011 or March 26, 2010. As of March 25, 2011 and December 31, 2010, the carrying amount of the lease right is $9.5 million.
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

5. Note Receivable
On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes five percentage points of default interest. As of March 25, 2011, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $3.2 million. We continue to pursue the foreclosure proceedings initially filed in April 2010, which, if successful, would result in the Company owning the hotel. The matter may be resolved without foreclosure if the borrower repays the Allerton loan in full. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of March 25, 2011, there is no impairment.
Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of March 25, 2011, we have received default interest payments from the borrower of approximately $2.8 million, of which $0.1 million was received during our fiscal quarter ended March 25, 2011. These payments have been recorded as a reduction of our basis in the Allerton loan.
6. Capital Stock
Common Shares
We are authorized to issue up to 200,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.
Follow-On Public Offering. We completed a follow-on public offering of our common stock during the quarter ended March 25, 2011. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at an offering price of $12.07 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.8 million.
Dividend. The Company’s board of directors declared a quarterly cash dividend of $0.08 per share to record holders of our common stock as of March 25, 2011. The dividend was paid on April 7, 2011.
Preferred Shares
We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 25, 2011 and December 31, 2010, there were no shares of preferred stock outstanding.
Operating Partnership Units
Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 25, 2011 and December 31, 2010, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans
We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,167,777 shares as of March 25, 2011. In addition to these shares, additional shares of common stock could be issued related to the Market Stock Unit awards as further described below and the Stock Appreciation Rights issued in 2008.
Restricted Stock Awards
Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2011 to March 25, 2011 is as follows:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested balance at January 1, 2011	1,548,698	$5.49
Granted	302,153	11.60
Forfeited	(1,818)	4.80
Vested	(635,033)	4.87

Unvested balance at March 25, 2011	1,214,000	$7.34

The remaining share awards are expected to vest as follows: 212,766 shares during 2011, 681,008 shares during 2012, 219,513 during 2013, and 100,713 during 2014. As of March 25, 2011, the unrecognized compensation cost related to restricted stock awards was $6.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. For our fiscal quarters ended March 25, 2011 and March 26, 2010, we recorded $0.8 million and $0.7 million, respectively, of compensation expense related to restricted stock awards.
Market Stock Units
We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of shares of common stock issued to each executive officer at the vesting date is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than 50%. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award. A summary of our MSUs from January 1, 2011 to March 25, 2011 is as follows:

		Weighted-
		Average Grant
	Number of	Date Fair
	Units	Value
Unvested balance at January 1, 2011	84,854	$9.87
Granted	72,599	13.43

Unvested balance at March 25, 2011	157,453	$11.51

The fair values were determined using a Monte Carlo simulation. As of March 25, 2011, the unrecognized compensation cost related to the MSUs was $1.5 million and is expected to be recognized on a straight-line basis over a weighted average period of 31 months. We recorded approximately $89,000 and $21,000 of compensation expense, respectively, related to the MSUs during the fiscal quarters ended March 25, 2011 and March 26, 2010.

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
The following is a reconciliation of the calculation of basic and diluted loss per share (in thousands, except share and per share data):

	Fiscal Quarter Ended
	March 25, 2011	March 26, 2010
Basic Loss per Share Calculation:

Net loss	$(11,044)	$(8,346)

Weighted-average number of common shares outstanding—basic	163,997,743	127,747,674

Basic loss per share	$(0.07)	$(0.07)

Diluted Loss per Share Calculation:

Net loss	$(11,044)	$(8,346)

Weighted-average number of common shares outstanding—basic	163,997,743	127,747,674
Unvested restricted common stock	—	—
Unexercised SARs	—	—
Unvested MSUs	—	—

Weighted-average number of common shares outstanding—diluted	163,997,743	127,747,674

Diluted loss per share	$(0.07)	$(0.07)

We did not include the following shares in our calculation of diluted earnings per share as they would be anti-dilutive:

	Fiscal Quarter Ended
	March 25, 2011	March 26, 2010
Unvested restricted common stock	825,151	1,024,243
Unexercised SARs	—	—
Shares related to unvested MSUs	182,743	89,503

Total	1,007,894	1,113,746

9. Debt
We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds and other customary recourse provisions, the lender may seek payment from us. As of March 25, 2011, ten of our 23 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 25, 2011, the lender held approximately $0.8 million under the cash trap on our Courtyard Manhattan/Midtown East mortgage, which is reflected in restricted cash on the accompanying consolidated balance sheet. As of March 25, 2011, we were in compliance with the financial covenants of our mortgage debt.
In connection with the ongoing renovation and repositioning project at the Frenchman’s Reef & Morning Star Marriott Beach Resort, we expect, in due course, to obtain the consent of the master servicer and the special servicer under the mortgage loan secured by this hotel.

The following table sets forth information regarding the Company’s debt as of March 25, 2011 (unaudited), in thousands:

	Principal
Property	Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,559	8.81%
Marriott Salt Lake City Downtown	31,328	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Renaissance Worthington	56,136	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	60,323	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	58,866	5.68%
Chicago Marriott Downtown Magnificent Mile	216,331	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Senior unsecured credit facility	—	LIBOR + 3.00%

Total debt	$779,143

Weighted-Average Interest Rate		5.86%

On April 15, 2011, we closed on a $100 million loan secured by a mortgage on the Hilton Minneapolis. The loan has a 10-year term, bears interest at an annual fixed interest rate of 5.464%, amortizes on a 25-year schedule and is non-recourse, subject only to standard recourse exceptions.
Senior Unsecured Credit Facility
We are party to a three-year, $200.0 million unsecured credit facility expiring in August 2013. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility to $275 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage, as defined in the credit agreement, as follows:

Leverage	Applicable Margin
Less than or equal to 35%	2.75%
Greater than 35% but less than 45%	3.00%
Greater than or equal 45% but less than 50%	3.25%
Greater than or equal to 50% but less than 55%	3.50%
Greater than or equal to 55%	3.75%
The facility includes a LIBOR floor of 100 basis points. In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.50% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.40% if the unused portion of the facility is less than 50%. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.1 million for our fiscal quarters ended March 25, 2011 and March 26, 2010. As of March 25, 2011, we had no outstanding borrowings under the facility.
The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
		March 25,
	Covenant	2011
Maximum leverage ratio(1)	60%	38.9%
Minimum fixed charge coverage ratio(2)	1.3x — on or before June 29, 2012	2.2x
	1.4x — on or after June 30, 2012 and on or before June 29, 2013
	1.5x — on or after June 30, 2013
Minimum tangible net worth(3)	$1.585 billion	$1.954 billion

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

In connection with the closing of the Hilton Minneapolis mortgage loan in April 2011, we received lender approval to release the Company’s subsidiaries owning the Hilton Minneapolis as guarantors under the facility.
10. Acquisitions
On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third party developer, the hotel is expected to contain approximately 285 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. If certain required permits, approvals and consents are obtained, the number of guest rooms could be increased to approximately 400 guest rooms, which would result in the contractual purchase price increasing to approximately $178 million, or $445,000 per guest room. The purchase and sale agreement is for a fixed-price, which varies only by total guest rooms built and the completion date for the hotel, and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.
Upon entering into the purchase and sale agreement, we made a $20.0 million deposit with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless we do not close as a result of the seller failing to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

11. Fair Value of Financial Instruments
The fair value of certain financial assets and liabilities and other financial instruments as of March 25, 2011 (unaudited) and December 31, 2010, in thousands, are as follows:

	As of March 25,		As of December 31,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Note receivable	$57,851	$40,500	$57,951	$40,500
Debt	$779,143	$794,483	$780,880	$794,900
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
A junior lender which held debt subordinated to the Allerton loan intervened in the foreclosure proceedings and recently filed a counterclaim against the Company in the proceedings. This junior lender alleges in its counterclaim that certain press releases and public statements made by the Company in connection with its acquisition of the Allerton loan were intended to and did impair or destroy the value of the junior lender’s interest in its subordinated debt, which it was attempting to sell. The matter is in the early stages of litigation, and while the Company intends to vigorously defend this claim, no assurances can be given that we will be successful. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any.
In addition, certain employees at the Los Angeles Airport Marriott Hotel and certain employees at other hotels in the vicinity of the Los Angeles Airport, have brought a claim against the Company and Marriott and other LAX area hotel owners and operators alleging that these hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at these hotels. The litigation is in the discovery phase. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any.
Performance Termination Provisions Under Management Agreements
Our management agreements provide us with termination rights upon a hotel’s failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be extinguished if the manager of the hotel elects to cure the failure by making a cure payment. Based on our forecasts and the hotels’ budgets, the Orlando Airport Marriott and Oak Brook Hills Marriott Resort are likely to fail to satisfy their performance termination criteria, which will give us the right to terminate the management agreements for these hotels, subject to the managers’ right to cure.
If we elect to terminate a hotel manager under the performance termination provisions we will evaluate the most appropriate action plan for the hotel. This action plan could include disposition of the hotel, rebranding the hotel, or maintaining the existing hotel brand with an independent hotel manager.
The Conrad Chicago has failed the performance criteria under our management agreement with Hilton. Hilton has the option to provide us with a cure payment to continue to manage the hotel. If Hilton does not make the cure payment, we have the right to terminate the management agreement. If we elect to terminate the management agreement, we are obligated to repay Hilton $1.0 million of key money provided to the previous owner of the hotel.
Income Taxes
We had no accruals for tax uncertainties as of March 25, 2011 and December 31, 2010. As of March 25, 2011, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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
Overview
We are a lodging-focused real estate company that, as of May 3, 2011, owns a portfolio of 23 premium hotels and resorts that contain 10,743 guestrooms and a senior mortgage loan secured by another hotel. We are an owner, as opposed to an operator, of the 23 hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.
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
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. On April 15, 2011, the Company entered into a new $100 million loan secured by a mortgage on the Hilton Minneapolis. Following the Hilton Minneapolis loan closing, we have $875.6 million of mortgage debt outstanding with a weighted average interest rate of 5.81% and a weighted average maturity date of approximately 5.4 years. We currently have 12 hotels unencumbered by debt and no corporate-level debt outstanding. In addition, subsequent to the closing of the Hilton Minneapolis loan, we currently have over $250 million of unrestricted corporate cash.
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
Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 65% of our total revenues for our fiscal quarter ended March 25, 2011, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.
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
Our Hotels
The following table sets forth certain operating information for each of our hotels for the period from January 1, 2011 to March 25, 2011.

						% Change
		Number of				from 2010
Property	Location	Rooms	Occupancy (%)	ADR($)	RevPAR($)	RevPAR (2)
Chicago Marriott	Chicago, Illinois	1,198	50.9%	$156.15	$79.48	4.3%
Los Angeles Airport Marriott	Los Angeles, California	1,004	83.3	108.43	90.38	2.4
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	60.0	113.72	68.21	6.7
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	47.2	156.57	73.87	(2.9)
Renaissance Waverly Hotel	Atlanta, Georgia	521	67.6	133.39	90.14	(0.9)
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	57.7	126.57	73.04	(1.0)
Renaissance Worthington	Fort Worth, Texas	504	74.3	172.68	128.29	8.4
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	78.4	275.05	215.51	(11.0)
Renaissance Austin Hotel	Austin, Texas	492	71.4	148.21	105.86	14.3
Torrance Marriott South Bay	Los Angeles County, California	487	77.8	106.05	82.55	1.9
Orlando Airport Marriott	Orlando, Florida	485	89.4	108.46	96.96	12.8
Marriott Griffin Gate Resort	Lexington, Kentucky	409	44.1	113.27	49.91	(4.4)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	36.7	106.48	39.04	2.6
Atlanta Westin North at Perimeter (1)	Atlanta, Georgia	372	63.9	110.15	70.40	2.6
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	80.4	311.68	250.53	0.8
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.1	136.59	91.60	10.5
Courtyard Manhattan/Midtown East	New York, New York	312	74.4	203.66	151.55	6.4
Conrad Chicago (1)	Chicago, Illinois	311	60.7	141.83	86.16	16.4
Bethesda Marriott Suites	Bethesda, Maryland	272	54.7	175.96	96.22	2.0
Courtyard Manhattan/Fifth Avenue	New York, New York	185	78.6	209.46	164.72	(2.0)
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	52.9	167.88	88.78	22.7
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	83.6	150.89	126.13	3.2
Renaissance Charleston	Charleston, South Carolina	166	75.6	158.29	119.72	13.2

TOTAL/WEIGHTED AVERAGE		10,743	65.5%	$148.01	$96.94	3.3%

(1)
These hotels report operations on a calendar month and year basis. The period from January 1, 2011 to March 25, 2011 includes the operations for the period from January 1, 2011 to February 28, 2011 for these hotels.

(2)	The percentage change from 2010 RevPAR assumes we owned our 2010 acquisitions for the entire year of 2010.

2011 Highlights
Times Square Development. On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third party developer, the hotel is expected to contain approximately 285 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. If certain required permits, approvals and consents are obtained, the number of guest rooms could be increased to approximately 400 guest rooms, which would result in the contractual purchase price increasing to approximately $178 million, or $445,000 per guest room. The purchase and sale agreement is for a fixed-price, which varies only by total guest rooms built and the completion date for the hotel, and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.
Upon entering into the purchase and sale agreement, we made a $20.0 million deposit with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless we do not close as a result of the seller failing to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.
Follow-on Public Offering. We completed a follow-on public offering of our common stock during the fiscal quarter ended March 25, 2011. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at an offering price of $12.07 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.8 million.
Dividends. The Company’s board of directors declared a quarterly cash dividend of $0.08 per share to record holders of our common stock as of March 25, 2011. The dividend was paid on April 7, 2011.
Hilton Minneapolis Mortgage Loan. On April 15, 2011, we entered into a new $100 million loan secured by a mortgage on the Hilton Minneapolis. The loan has a term of 10 years, bears interest at an annual fixed rate of 5.464%, amortizes based on a 25-year amortization schedule and is non-recourse, subject only to standard recourse exceptions. We anticipate using the proceeds of the debt for hotel acquisitions and general corporate purposes.
Conrad Chicago Performance Termination. The Conrad Chicago has failed the performance criteria under our management agreement with Hilton. Hilton has the option to provide us with a cure payment to continue to manage the hotel. If Hilton does not make the cure payment, we have the right to terminate the management agreement. If we choose to terminate the management agreement, we are obligated to repay Hilton $1.0 million of key money they provided to the previous owner of the hotel.
Results of Operations
Comparison of our Fiscal Quarter Ended March 25, 2011 to our Fiscal Quarter Ended March 26, 2010
Our net loss for our fiscal quarter ended March 25, 2011 was $11.0 million compared to $8.3 million for our fiscal quarter ended March 26, 2010.
Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $9.5 million from $112.8 million for our fiscal quarter ended March 26, 2010 to $122.3 million for our fiscal quarter ended March 25, 2011. This increase includes amounts that are not comparable quarter-over-quarter as follows:
•	$6.1 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$2.1 million increase from the Charleston Renaissance, which was purchased on August 6, 2010.
•	$1.3 million increase from the Hilton Garden Inn Chelsea/New York City, which was purchased on September 8, 2010.

Individual hotel revenues for our fiscal quarters ended March 25, 2011 and March 26, 2010, respectively, consist of the following (in millions):

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 25, 2011	March 26, 2010	% Change
Chicago Marriott	$12.4	$12.1	2.5%
Los Angeles Airport Marriott	12.3	12.3	0.0
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	9.6	10.7	(10.3)
Renaissance Worthington	8.4	7.9	6.3
Renaissance Austin Hotel	7.8	7.1	9.9
Renaissance Waverly Hotel	7.4	7.8	(5.1)
Vail Marriott Mountain Resort & Spa (1)	6.5	6.6	(1.5)
Westin Boston Waterfront Hotel (1)	6.2	6.9	(10.1)
Hilton Minneapolis (1)	6.1	—	100.0
Orlando Airport Marriott	6.0	5.5	9.1
Salt Lake City Marriott Downtown	4.8	5.1	(5.9)
Torrance Marriott South Bay	4.7	4.5	4.4
Courtyard Manhattan/Midtown East	4.2	4.0	5.0
Marriott Atlanta Alpharetta	3.7	3.4	8.8
Marriott Griffin Gate Resort	3.3	3.8	(13.2)
Bethesda Marriott Suites	3.1	3.0	3.3
Oak Brook Hills Marriott Resort	2.6	2.9	(10.3)
Courtyard Manhattan/Fifth Avenue	2.6	2.7	(3.7)
The Lodge at Sonoma, a Renaissance Resort & Spa	2.6	2.3	13.0
Atlanta Westin North at Perimeter (1)	2.5	2.4	4.2
Conrad Chicago (1)	2.1	1.8	16.7
Renaissance Charleston	2.1	—	100.0
Hilton Garden Inn Chelsea/New York City (1)	1.3	—	100.0

Total	$122.3	$112.8	8.4%

(1)
These hotels report operations on a calendar month and year basis. Our fiscal quarters ended March 25, 2011 and March 26, 2010 include the operations for the period from January 1, 2011 to February 28, 2011 and January 1, 2010 to February 28, 2010, respectively, for these hotels.

The following pro forma key hotel operating statistics for our hotels for our fiscal quarters ended March 25, 2011 and March 26, 2010, respectively, include the prior year operating statistics for the comparable prior year period to our 2011 ownership period.

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 25, 2011	March 26, 2010	% Change
Occupancy %	65.5%	65.5%	—
ADR	$148.01	$143.16	3.4%
RevPAR	$96.94	$93.83	3.3%
The increase in ADR is attributable to a change in mix between our primary customer segments that resulted in a shift away from the leisure and other business to higher-rated business transient business. Revenue from the business transient segment, traditionally the most profitable segment for hotels, increased 11.4% from the prior year. Group revenue was slightly higher than the prior year. Although the group room nights declined from the prior year, this was more than offset by an increase in the group ADR. As of the end of the first quarter, our group revenue booking pace was 2% higher than at the same time last year and is showing growth in both ADR and occupancy.
Food and beverage revenues increased $1.5 million from the comparable period in 2010, which is partially due to $2.7 million of revenues from our 2010 acquisitions. The increase from our acquisitions is partially offset by a decrease of $1.2 million at our comparable hotels, which is driven by both lower outlet revenue and lower banquet revenue. The lower banquet and outlet revenue is primarily attributable to the lower group room nights. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $0.3 million, which is primarily due to $0.6 million of revenues from our 2010 acquisitions offset by a decrease of $0.3 million at our comparable hotels driven by lower attrition and cancellation fees.

Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. Our hotel operating expenses increased $8.4 million, or 9.1 percent, from $92.5 million for our fiscal quarter ended March 26, 2010 to $100.9 million for our fiscal quarter ended March 25, 2011.
The operating expenses for our fiscal quarters ended March 25, 2011 and March 26, 2010 consists of the following (in millions):

	Fiscal	Fiscal
	Quarter	Quarter
	Ended	Ended
	March 25,	March 26,	%
	2011	2010	Change
Rooms departmental expenses	$22.7	$20.1	12.9%
Food and beverage departmental expenses	27.0	24.7	9.3
Other departmental expenses	3.8	3.7	2.7
General and administrative	12.0	11.1	8.1
Utilities	5.3	5.0	6.0
Repairs and maintenance	6.7	6.1	9.8
Sales and marketing	9.9	8.5	16.5
Base management fees	3.2	3.0	6.7
Incentive management fees	0.2	0.1	100.0
Property taxes	5.2	6.2	(16.1)
Other fixed charges	2.0	1.8	27.8
Ground rent—Contractual	1.3	0.4	225.0
Ground rent—Non-cash	1.6	1.8	(11.1)

Total hotel operating expenses	$100.9	$92.5	9.1%

The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:
•	$5.2 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$1.5 million increase from the Charleston Renaissance, which was purchased on August 6, 2010; and
•	$1.0 million increase from the Hilton Garden Inn Chelsea/New York City, which was purchased on September 8, 2010.
The remaining increase in operating expenses of $0.7 million at our comparable hotels is due primarily to higher rooms departmental expenses and support costs, specifically repairs and maintenance and sales and marketing expenses. Property taxes decreased as a result of a number of successful multi-year real estate tax appeals as well as lower real estate tax assessments at certain hotels. The increase in contractual ground rent noted in the table above is attributable to our acquisition of the Hilton Minneapolis in June 2010, which is subject to a ground lease.
Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. Therefore, the increase in base management fees is due to the overall increase in revenues at our hotels. The increase in incentive management fees from the comparable period in 2010 is due to the increased profit at certain of our hotels and a higher number of hotels earning an incentive management fee in 2011 as compared to 2010.
Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.4 million from the first fiscal quarter in 2010 to the first fiscal quarter in 2011. This increase includes amounts that are not comparable for the year-over-year quarters as follows:
•	$1.7 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010;
•	$0.3 million increase from the Renaissance Charleston, which was purchased on August 6, 2010; and
•	$0.4 million increase from the Hilton Garden Inn Chelsea/New York City, which was purchased on September 8, 2010.
Corporate expenses. Our corporate expenses increased $0.7 million, from $3.4 million for our fiscal quarter ended March 26, 2010 to $4.1 million for our fiscal quarter ended March 25, 2011. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to higher employee-related expenses due to additional employees being hired in late 2010 and 2011.

Hotel acquisition costs. We incurred $0.3 million of hotel acquisition costs during the quarter ended March 26, 2011 associated with the agreement to acquire the to-be-developed hotel in Times Square and the acquisition of the JW Marriott Denver at Cherry Creek which is expected to occur during the second quarter, subject to the satisfaction of closing conditions. We did not incur any acquisition costs during the fiscal quarter ended March 26, 2010.
Interest expense. Our interest expense was $11.1 million and $8.1 million for our fiscal quarters ended March 25, 2011 and March 26, 2010, respectively. The increase in interest expense is primarily attributable to the reversal of the $3.1 million of penalty interest accrual during the first quarter of 2010, related to the event of default on the Frenchman’s Reef mortgage loan.
The interest expense for our fiscal quarter ended March 25, 2011 was comprised of mortgage debt ($10.7 million), amortization of deferred financing costs ($0.4 million), and unused fees on our credit facility ($0.2 million), which is partially offset by capitalized interest of $0.2 million. The interest expense for our fiscal quarter ended March 26, 2010 was comprised of mortgage debt ($10.9 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million), which was offset by the $3.1 million reversal of accrued penalty interest on the Frenchman’s Reef mortgage loan. As of March 25, 2011, we had property-specific mortgage debt outstanding on ten of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. Our weighted-average interest rate on all debt as of March 25, 2011 was 5.86 percent.
Interest income. Interest income increased $0.2 million from $0.1 million for our fiscal quarter ended March 26, 2010 to $0.3 million for our fiscal quarter ended March 25, 2011. The increase is due to our corporate cash balances being slightly higher in 2011, as well as the interest rates earned on corporate cash having increased since 2010.
Income taxes. We recorded an income tax benefit of $4.1 million for our fiscal quarter ended March 25, 2011 and $1.6 million for our fiscal quarter ended March 26, 2010. The first quarter 2011 income tax benefit includes $4.2 million of income tax benefit incurred on the $10.6 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by foreign income tax expense of $0.1 million, incurred on the $0.7 million of pre-tax income of the taxable REIT subsidiary that owns Frenchman’s Reef. The first quarter 2010 income tax benefit was recorded on the $7.7 million pre-tax loss of our TRS for our fiscal quarter ended March 26, 2010, offset by a foreign income tax expense of $1.4 million related to the taxable REIT subsidiary that owns Frenchman’s Reef. The decrease in foreign tax expense is primarily attributable to the extension of the USVI tax agreement in late 2010, which reduced the income tax rate to 7.11%.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures, funding of the renovation escrow account, and scheduled debt payments of interest and principal. We currently expect that our available cash flows generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.

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
We believe that we maintain a reasonable amount of fixed interest rate mortgage debt. On April 15, 2011, we closed on a new $100 million loan secured by a mortgage on the Hilton Minneapolis. Following the Hilton Minneapolis loan closing, we have $875.6 million of mortgage debt outstanding with a weighted average interest rate of 5.81% and a weighted average maturity date of approximately 5.4 years. We currently have 12 hotels unencumbered by debt and no corporate-level debt outstanding. In addition, subsequent to the closing of the Hilton Minneapolis loan, we currently have over $250 million of unrestricted corporate cash.
Short-Term Borrowings
Other than periodic borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. We did not have any borrowings under our senior unsecured credit facility during our fiscal quarter ended March 25, 2011.
Senior Unsecured Credit Facility
We are party to a three-year, $200.0 million unsecured credit facility expiring in August 2013. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility to $275 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage, as defined in the credit agreement, as follows:

Leverage	Applicable Margin
Less than or equal to 35%	2.75%
Greater than 35% but less than 45%	3.00%
Greater than or equal to 45% but less than 50%	3.25%
Greater than or equal to 50% but less than 55%	3.50%
Greater than or equal to 55%	3.75%
The facility includes a LIBOR floor of 100 basis points. In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.50% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.40% if the unused portion of the facility is less than 50%. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.1 million for our fiscal quarters ended March 25, 2011 and March 26, 2010, respectively. As of March 25, 2011, we had no outstanding borrowings under the facility.
The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
		March 25,
	Covenant	2011
Maximum leverage ratio(1)	60%	38.9%
Minimum fixed charge coverage ratio(2)	1.3x — on or before June 29, 2012	2.2x
	1.4x — on or after June 30, 2012 and on or before June 29, 2013
	1.5x — on or after June 30, 2013
Minimum tangible net worth(3)	$1.585 billion	$1.954 billion

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

In connection with the closing of the Hilton Minneapolis mortgage loan in April 2011, we received lender approval to release the Company’s subsidiaries owning the Hilton Minneapolis as guarantors under the facility.
Sources and Uses of Cash
Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of March 25, 2011, we had $186.4 million of unrestricted corporate cash and $78.6 million of restricted cash.
Our net cash provided by operations was $7.7 million for the period from January 1, 2011 to March 25, 2011. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.
Our net cash used in investing activities was $49.2 million for the period from January 1, 2011 to March 25, 2011 primarily as a result of the deposit on the to-be-developed hotel in Time Square ($20.0 million) and the funding of a renovation escrow account for the Frenchman’s Reef renovation project ($24.5 million). In addition, we made certain capital expenditures at our other hotels and funded restricted cash reserves for capital expenditures.
Our net cash provided by financing activities was $143.8 million for the period from January 1, 2011 to March 25, 2011. The following table summarizes the significant financing activities since January 1, 2011 (in millions):

Transaction Date	Description of Transaction	Amount
January	Proceeds from follow-on public offering	$149.8
February	Repurchase of shares for employee taxes	$(3.1)
April	Dividends	$(13.4)
April	Proceeds from Hilton Minneapolis mortgage loan	$100.0
April	Payment of financing costs	$(0.6)
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
The Company’s board of directors declared a quarterly dividend of $0.08 per share to record holders of our common stock as of March 25, 2011. The dividend was paid on April 7, 2011.
Capital Expenditures
The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 25, 2011, we have set aside $69.6 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.
Although we significantly curtailed capital expenditures at our hotels in the last several years, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. During 2011, we plan to commence or complete approximately $65 million of capital improvements, approximately $40 million of which will be funded from corporate cash and the remainder from reserves held by our manager. Our estimated 2011 capital expenditures include approximately $37 million for the 2011 portion of the Frenchman’s Reef capital investment program ($31.7 million from corporate cash and existing property reserves and $5.3 million from Marriott). We spent approximately $7.9 million on capital improvements during our fiscal quarter ended March 25, 2011, of which approximately $4.8 million was funded from corporate cash.
The most significant 2011 capital projects are as follows:
•
Frenchman’s Reef Repositioning: We are continuing to execute on the comprehensive $45 million capital investment program at Frenchman’s Reef. The majority of the renovation and repositioning program is expected to occur during the summer of 2011 when two of the resort’s four buildings (representing approximately 300 guestrooms) will close during the seasonally slow period between May and September. During this time, we expect renovation disruption to operations resulting from the partial closure, decreasing our revenues by approximately $14 million and EBITDA by approximately $5.5 million compared to the comparable period in 2010.

We will fund the majority of the renovation and repositioning program from available corporate cash and, if necessary, borrowings under its credit facility. Marriott has agreed to contribute $5.3 million to the program, demonstrating its commitment to Frenchman’s Reef. In addition to funding from Marriott and existing escrow reserves, we expect our total cash expenditure to be approximately $35 million over the next two years. During the first quarter we deposited $29.8 million into a renovation escrow account, of which $5.3 million was contributed by Marriott, and is classified as restricted cash.

•	Room Renovations: We plan to complete soft-goods renovations at the Renaissance Waverly and the Courtyard Manhattan/Fifth Avenue.
•
Lobby Renovation: We plan to complete a renovation of the lobby at the Lodge at Sonoma. The renovation will consist of a redesign of the current lobby and pool patio, as well as the addition of a retail wine market.

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

	Fiscal Quarter	Fiscal Quarter
	Ended	Ended
	March 25, 2011	March 26, 2010
	(in thousands)
Net loss	$(11,044)	$(8,346)
Interest expense	11,143	8,126
Income tax benefit	(4,091)	(1,628)
Real estate related depreciation and amortization	21,352	18,907

EBITDA	$17,360	$17,059

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

	Fiscal Quarter Ended	Fiscal Quarter Ended
	March 25, 2011	March 26, 2010
	(in thousands)
Net loss	$(11,044)	$(8,346)
Real estate related depreciation and amortization	21,352	18,907

FFO	$10,308	$10,561

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
While our hotels have experienced improvement in certain key operating measures as the general economic conditions improve, the operating performance at certain of our hotels has not achieved our expected levels. As part of our overall capital allocation strategy, we assess underperforming hotels for possible disposition, which could result in a reduction in the carrying values of these properties.
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
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. As of March 25, 2011, all of our debt was fixed rate and therefore not exposed to interest rate risk.

Item 4.	Controls and Procedures
The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
A junior lender which held debt subordinated to the Allerton loan intervened in the foreclosure proceedings and recently filed a counterclaim against the Company in the proceedings. This junior lender alleges in its counterclaim that certain press releases and public statements made by the Company in connection with its acquisition of the Allerton loan were intended to and did impair or destroy the value of the junior lender’s interest in its subordinated debt, which it was attempting to sell. The matter is in the early stages of litigation, and while the Company intends to vigorously defend this claim, no assurances can be given that we will be successful. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any.
In addition, certain employees at the Los Angeles Airport Marriott Hotel and certain employees at other hotels in the vicinity of the Los Angeles Airport, have brought a claim against the Company and Marriott and other LAX area hotel owners and operators alleging that these hotels did not comply with an ordinance adopted by the Los Angeles City Council governing payment of service charges to certain employees at these hotels. The litigation is in the discovery phase. We cannot presently determine the likelihood of the outcome or amount of potential loss, if any.

Item 1A.	Risk Factors
There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
None.

Item 6.	Exhibits
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

10.1	*	Form of Amendment to Severance Agreement, dated as of December 17, 2010

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit is management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company

May 3, 2011

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)