Form 10-Q
period 2011-06-17
DiamondRock Hospitality Co
filed 2011-07-26
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 17, 2011
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 167,385,657 shares of its $0.01 par value common stock outstanding as of July 26, 2011.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 17, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Fiscal Quarters ended June 17, 2011 and June 18, 2010 and the Periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010	2

Condensed Consolidated Statements of Cash Flows for the Periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010	3

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. [Removed and Reserved]	35

Item 5. Other Information	35

Item 6. Exhibits	36

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 17, 2011 and December 31, 2010
(in thousands, except share amounts)

	June 17, 2011	December 31, 2010
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,901,026	$2,468,289
Less: accumulated depreciation	(439,324)	(396,686)
	2,461,702	2,071,603
Deferred financing costs, net	6,935	5,492
Restricted cash	75,812	51,936
Due from hotel managers	60,340	50,715
Note receivable	57,346	57,951
Favorable lease assets, net	43,825	42,622
Prepaid and other assets	75,232	50,089
Cash and cash equivalents	20,918	84,201
Total assets	$2,802,110	$2,414,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$921,094	$780,880
Senior unsecured credit facility	115,000	—
Total debt	1,036,094	780,880
Deferred income related to key money, net	20,564	19,199
Unfavorable contract liabilities, net	82,923	83,613
Due to hotel managers	37,408	36,168
Dividends declared and unpaid	13,549	—
Accounts payable and accrued expenses	87,827	81,232
Total other liabilities	242,271	220,212
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 167,385,657 and 154,570,543 shares issued and outstanding at June 17, 2011 and December 31, 2010, respectively	1,674	1,546
Additional paid-in capital	1,706,887	1,558,047
Accumulated deficit	(184,816)	(146,076)
Total stockholders’ equity	1,523,745	1,413,517
Total liabilities and stockholders’ equity	$2,802,110	$2,414,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 17, 2011 and June 18, 2010 and
the Periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Period From
			January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010
	June 17, 2011	June 18, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Rooms	$111,866	$95,730	$191,184	$167,378
Food and beverage	49,432	47,699	86,466	83,250
Other	8,207	7,696	14,122	13,324
Total revenues	169,505	151,125	291,772	263,952
Operating Expenses:
Rooms	28,534	24,458	51,243	44,530
Food and beverage	33,210	31,490	60,252	56,215
Management fees	6,987	5,482	10,389	8,554
Other hotel expenses	58,211	51,990	105,931	96,619
Depreciation and amortization	21,682	19,074	43,034	37,981
Hotel acquisition costs	1,904	337	2,159	337
Corporate expenses	4,373	3,560	8,448	6,911
Total operating expenses	154,901	136,391	281,456	251,147
Operating profit	14,604	14,734	10,316	12,805
Other Expenses (Income):
Interest income	(268)	(286)	(565)	(367)
Interest expense	12,340	11,089	23,483	19,215
Total other expenses	12,072	10,803	22,918	18,848
Income (loss) before income taxes	2,532	3,931	(12,602)	(6,043)
Income tax (expense) benefit	(3,088)	(3,092)	1,003	(1,462)
Net (loss) income	$(556)	$839	$(11,599)	$(7,505)
Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$—	$0.01	$(0.07)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010
(in thousands)

	Period From
	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(11,599)	$(7,505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	43,034	37,981
Corporate asset depreciation as corporate expenses	39	70
Non-cash ground rent	3,221	3,566
Non-cash financing costs and debt premium as interest	764	457
Non-cash reversal of penalty interest	—	(3,134)
Amortization of unfavorable contract liabilities	(852)	(794)
Amortization of deferred income	(403)	(260)
Stock-based compensation	2,301	1,915
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,852)	(1,368)
Restricted cash	(2,794)	(2,546)
Due to/from hotel managers	(7,590)	(11,538)
Accounts payable and accrued expenses	(4,929)	(3,083)
Net cash provided by operating activities	18,340	13,761
Cash flows from investing activities:
Hotel capital expenditures	(21,345)	(10,391)
Hotel acquisitions	(366,792)	(156,501)
Purchase of mortgage loan	—	(60,282)
Cash received from mortgage loan	605	—
Change in restricted cash	(15,762)	(6,997)
Purchase deposits	(22,300)	—
Receipt of deferred key money	1,768	—
Net cash used in investing activities	(423,826)	(234,171)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,637)	(2,934)
Repurchase of common stock	(3,095)	(3,961)
Proceeds from sale of common stock, net	149,674	209,864
Proceeds from mortgage loan financing	100,000	—
Draw on senior unsecured credit facility	115,000	—
Payment of financing costs	(2,234)	(198)
Payment of cash dividends	(13,505)	(4,323)
Net cash provided by financing activities	342,203	198,448
Net decrease in cash and cash equivalents	(63,283)	(21,962)
Cash and cash equivalents, beginning of period	84,201	177,380
Cash and cash equivalents, end of period	$20,918	$155,418
Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$24,426	$23,484
Cash paid for income taxes	$629	$642
Capitalized interest	$548	$—
Non-cash Financing Activities:
Assumption of mortgage debt	$43,879	$—
Unpaid dividends	$13,549	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 26 premium hotels and resorts as well as a senior mortgage loan secured by another hotel. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the 26 hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of June 17, 2011, we owned 25 hotels that contained 11,651 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado; Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado, and we also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois. Subsequent to the end of our second fiscal quarter, we acquired the Courtyard Denver Downtown located in Denver, Colorado, our 26th hotel.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 17, 2011, the results of our operations for our fiscal quarters ended June 17, 2011 and June 18, 2010 and the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, and our cash flows for the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports 12 weeks of operations for each of the first three quarters and 16 or 17 weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotels & Resorts, manager of the Atlanta Westin North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago and Hilton Minneapolis, Westin Hotel Management, L.P., manager of the Westin Boston Waterfront Hotel, Alliance Hospitality Management, manager of the Hilton Garden Inn Chelsea/New York City, Sage Hospitality, manager of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, and Highgate Hotels, manager of the Radisson Lexington Hotel New York, report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that our fiscal year always ends on December 31 to comply with REIT rules. Our first three fiscal quarters end on the same day as Marriott’s fiscal quarters but our fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is we are unable to report any results for Frenchman’s Reef, Vail Marriott, Atlanta Westin North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel, Hilton Minneapolis, Hilton Garden Inn Chelsea/New York City, JW Marriott Denver at Cherry Creek, Courtyard Denver Downtown or Radisson Lexington Hotel New York for the month of operations that ends after our fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotels & Resorts, Alliance Hospitality Management, Vail Resorts, Sage Hospitality, Highgate Hotels nor Marriott (with respect to Frenchman’s Reef) make mid-month results available to us. As a result, our quarterly results of operations include results from these hotels as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

We had no accruals for tax uncertainties as of June 17, 2011 and December 31, 2010.

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

Straight-Line Rental Income and Expense

We record rental income and expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis.

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

3.	Property and Equipment

Property and equipment as of June 17, 2011 (unaudited) and December 31, 2010 consists of the following (in thousands):

	June 17, 2011	December 31, 2010
Land	$342,345	$241,145
Land improvements	7,994	7,994
Buildings	2,199,046	1,903,782
Furniture, fixtures and equipment	330,708	309,976
CIP and corporate office equipment	20,933	5,392
	2,901,026	2,468,289
Less: accumulated depreciation	(439,324)	(396,686)
	$2,461,702	$2,071,603

As of June 17, 2011, we had accrued capital expenditures of $3.5 million. As of December 31, 2010, we had accrued capital expenditures of $2.0 million. Construction in progress (CIP) is primarily as a result of the extensive ongoing renovation at the Frenchman's Reef & Morning Star Marriott Beach Resort.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets as of June 17, 2011 (unaudited) and December 31, 2010 consist of the following (in thousands):

	June 17, 2011	December 31, 2010
Boston Westin Waterfront Ground Lease	$19,057	$19,156
Boston Westin Waterfront — Lease Right	9,513	9,513
Minneapolis Hilton Ground Lease	6,025	6,059
Oak Brook Hills Marriott Resort Ground Lease	7,644	7,894
Radisson Lexington Restaurant Leases	1,586	—
	$43,825	$42,622

The favorable lease assets are recorded at the acquisition date and amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the period from January 1, 2011 to June 17, 2011 was approximately $0.4 million.

In connection with our acquisition of the Radisson Lexington on June 1, 2011, we recorded a $1.6 million favorable lease asset related to certain tenant leases at the hotel. We determined the value using a discounted cash flow model based on the favorable differences between the contractual lease payments and estimated market rents.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2099. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded in our fiscal quarters ended June 17, 2011 or June 18, 2010. As of June 17, 2011 and December 31, 2010, the carrying amount of the lease right was $9.5 million.

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

On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of June 17, 2011, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $3.4 million. Foreclosure proceedings were initially filed in April 2010 and on May 5, 2011, the borrower under the senior mortgage loan placed the hotel in bankruptcy. We will continue to pursue our rights in the bankruptcy proceedings, but the outcome is uncertain. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of June 17, 2011, there is no impairment.

Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of June 17, 2011, we have received default interest payments from the borrower of approximately $3.3 million, of which $0.6 million was received during the period from January 1, 2011 to June 17, 2011. Subsequent to June 17, 2011, we received $0.5 million in default interest payments. These payments have been recorded as a reduction of our basis in the Allerton loan.

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

Follow-On Public Offering. We completed a follow-on public offering of our common stock during the quarter ended March 25, 2011. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at an offering price of $12.07 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.7 million.

Dividends. During the first fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on April 7, 2011 to stockholders of record as of March 25, 2011. During the second fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on June 27, 2011 to stockholders of record as of June 17, 2011.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 17, 2011 and December 31, 2010, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 17, 2011 and December 31, 2010, there were no operating partnership units held by unaffiliated third parties.

7.	Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,184,724 shares as of June 17, 2011. In addition to these shares, additional shares of common stock could be issued related to the market stock unit awards as further described below and the stock appreciation rights issued in 2008. On May 6, 2011, we issued (i) 11,872 shares of common stock and (ii) 17,808 deferred stock units to our board of directors having an aggregate value of $325,000, based on the closing stock price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2011 to June 17, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2011	1,548,698	$5.49
Granted	302,153	11.60
Additional shares from dividends	5,075	11.02
Forfeited	(1,818)	4.80
Vested	(635,033)	4.87
Unvested balance at June 17, 2011	1,219,075	$7.36

The remaining share awards are expected to vest as follows: 212,766 shares during 2011, 685,227 shares during 2012, 220,369 during 2013, and 100,713 during 2014. As of June 17, 2011, the unrecognized compensation cost related to restricted stock awards was $5.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. For our fiscal quarters ended June 17, 2011 and June 18, 2010, we recorded $0.9 million and $0.7 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, we recorded $1.7 million and $1.4 million, respectively, of compensation expense related to restricted stock awards.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest 3 years from the date of grant. Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of shares of common stock issued to each executive officer at the vesting date is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than 50% of the target return. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award. A summary of our MSUs from January 1, 2011 to June 17, 2011 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2011	84,854	$9.87
Granted	72,599	13.43
Additional units from dividends	1,143	$11.02
Unvested balance at June 17, 2011	158,596	$11.51

The fair values were determined using a Monte Carlo simulation. As of June 17, 2011, the unrecognized compensation cost related to the MSUs was $1.3 million and is expected to be recognized on a straight-line basis over a weighted average period of 29 months. We recorded approximately $139,000 and $64,000 of compensation expense, respectively, related to the MSUs during the fiscal quarters ended June 17, 2011 and June 18, 2010. For the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, we recorded $229,000 and $86,000, respectively, of compensation expense related to market stock units.

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter Ended		Period from
			January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010
	June 17, 2011	June 18, 2010
Basic Earnings (Loss) per Share Calculation:

Net income (loss)	$(556)	$839	$(11,599)	$(7,505)
Weighted-average number of common shares outstanding—basic	167,404,379	137,759,886	165,701,061	132,724,158
Basic earnings (loss) per share	$—	$0.01	$(0.07)	$(0.06)

Diluted Earnings (Loss) per Share Calculation:

Net income (loss)	$(556)	$839	$(11,599)	$(7,505)
Weighted-average number of common shares outstanding—basic	167,404,379	137,759,886	165,701,061	132,724,158
Unvested restricted common stock	—	953,594	—	—
Unexercised SARs	—	—	—	—
Unvested MSUs	—	92,830	—	—
Weighted-average number of common shares outstanding—diluted	167,404,379	138,806,310	165,701,061	132,724,158
Diluted earnings (loss) per share	$—	$0.01	$(0.07)	$(0.06)

We did not include the following shares in our calculation of diluted earnings per share as they would be anti-dilutive:

	Fiscal Quarter		Period from
			January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010
	June 17, 2011	June 18, 2010
Unvested restricted common stock	663,457	—	747,280	987,069
Unexercised SARs	—	—	—	—
Shares related to unvested MSUs	171,515	—	171,515	92,830
Total	834,972	—	918,795	1,079,899

9.	Debt

The following table sets forth information regarding the Company’s debt as of June 17, 2011 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,476	8.81%
Marriott Salt Lake City Downtown	30,962	5.50%
Courtyard Manhattan / Fifth Avenue	51,000	6.48%
Renaissance Worthington	55,942	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	60,103	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	58,694	5.68%
Chicago Marriott Downtown Magnificent Mile	215,684	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Hilton Minneapolis	99,859	5.464%
JW Marriott Denver at Cherry Creek	42,321	6.470%
Debt premium	1,453
Total mortgage debt	921,094

Senior unsecured credit facility	115,000	LIBOR + 2.25% (2.45% at June 17, 2011)
Total debt	$1,036,094
Weighted-Average Interest Rate		5.47%

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us.

As of June 17, 2011, 13 of our 25 hotel properties were secured by mortgage debt, including the $100 million mortgage that is held on our senior unsecured credit facility. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During the fiscal quarter ended June 17, 2011, we satisfied the requirements to allow the lender to release the $0.8 million funds held under the cash trap on our Courtyard Manhattan/Midtown East mortgage. We are currently in compliance with the financial covenants of our mortgage debt.

On April 15, 2011, we closed on a $100 million loan secured by a mortgage on the Hilton Minneapolis. The loan has a 10-year term, bears interest at an annual fixed interest rate of 5.464%, amortizes on a 25-year schedule and is non-recourse, subject only to standard recourse exceptions.

On May 19, 2011, in connection with our acquisition of the JW Marriott Denver at Cherry Creek, we assumed a $42.4 million loan secured by a mortgage on the hotel. The loan bears an annual fixed interest rate equal to 6.47%, amortizes on a 25-year schedule and matures on July 1, 2015. We reviewed the terms of the mortgage loan in conjunction with the hotel purchase accounting and concluded that the interest rate was above current market. Accordingly, we recorded a $1.5 million debt premium to record the debt at fair value as of the acquisition date. The debt premium will be amortized over the remaining life of the loan to interest expense.

Subsequent to the end of our second fiscal quarter, in connection with our acquisition of the Courtyard Denver Downtown, we assumed a $27.2 million loan secured by a mortgage on the hotel. The loan bears an annual fixed interest rate equal to 6.26%, amortizes on a 30-year schedule and matures on August 5, 2012. We will review the terms of the loan in conjunction with our purchase accounting to determine whether the loan terms are consistent with current market.

In connection with the ongoing renovation and repositioning project at the Frenchman’s Reef & Morning Star Marriott Beach Resort, we received consent for the project from the lender of the mortgage loan secured by this hotel. In connection with receiving the consent, we were required to deposit $3.4 million into a reserve account for debt service during the renovation project and to establish a lender-held reserve for the project.

Senior Unsecured Credit Facility

On June 2, 2011, we amended and restated our $200.0 million unsecured credit facility, which now expires in August 2014. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

Ratio of Net Indebtedness to EBITDA	Applicable Margin
Less than 4.00 to 1.00	2.25%
Greater than or equal to 4.00 to 1.00 but less than 5.00 to 1.00	2.50%
Greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00	2.75%
Greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00	3.00%
Greater than or equal to 6.00 to 1.00	3.25%

In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.40% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.30% if the unused portion of the facility is less than or equal to 50%.

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	June 17, 2011
Maximum leverage ratio(1)	60%	45.3%
Minimum fixed charge coverage ratio(2)	1.50x	2.1x
Minimum tangible net worth(3)	$1.8 billion	$1.96 billion
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement which includes our commitment on the Time Square development hotel, divided by total asset value, defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on (i) until March 31, 2012, appraised values and (ii) after March 31, 2012, hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton loan.

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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject, among other restrictions, to the following limitations and covenants:

•	A minimum of 5 properties with an unencumbered borrowing base value, as defined, of not less than $250 million.

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

On May 24, 2011, we borrowed $115.0 million under the facility to fund a portion of our acquisition of the Radisson Lexington Hotel New York. In conjunction with the acquisition, the seller's $100.0 million mortgage secured by the hotel was assigned to us and we added the mortgage as security to the facility. We have the ability to repay the $100.0 million and release the mortgage as security for the facility at any time.

As of June 17, 2011, we had $115.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.9x. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 300 basis points for our third fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.5 million and $0.1 million for our fiscal quarters ended June 17, 2011 and June 18, 2010, and $0.7 million and $0.2 million for the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, respectively. Subsequent to the end of our second quarter, we borrowed an additional $15 million under the facility to fund a portion of our acquisition of the Courtyard Denver Downtown.

10.	Acquisitions

Times Square Development

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 285 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. If certain required permits, approvals and consents are obtained, the number of guest rooms could be increased to approximately 400 guest rooms, which would result in the contractual purchase price increasing to approximately $178 million, or $445,000 per guest room. The purchase and sale agreement is for a fixed-price, which varies only by total guest rooms built and the completion date for the hotel, and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.

Upon entering into the purchase and sale agreement, we made a $20.0 million deposit with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

JW Marriott Denver at Cherry Creek

On May 19, 2011, we acquired the 196-room JW Marriott Denver at Cherry Creek located in Denver, Colorado for approximately $74.2 million. We funded the acquisition with corporate cash of $30.3 million and the assumption of a $42.4 million mortgage loan with a fair value of approximately $43.9 million. We reviewed the terms of the mortgage loan in conjunction with the hotel purchase accounting and concluded the interest rate of the loan to be above current market. Accordingly, we recorded a $1.5 million debt premium that will be amortized into interest expense over the remaining life of the loan.

We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional 5 years upon mutual consent. The management agreement provides for a base management fee of 2.25% to 3.25% of gross revenues and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a JW Marriott hotel under a new15-year franchise agreement with Marriott. The franchise fees are 6.0% of gross rooms revenue and 3.0% of food and beverage revenue.

Radisson Lexington

On June 1, 2011, we acquired the 712-room Radisson Lexington Hotel located in New York City for approximately $336.8 million. The acquisition was funded with corporate cash and a $115.0 million draw on our senior unsecured credit facility. We retained the existing hotel manager, Highgate Hotels, under a new 10-year management agreement, which may be renewed for an additional 5 years by the manager if the hotel meets certain financial performance hurdles. The management agreement provides for a base management fee of 2.5% of gross revenues during the first year and 3.0% of gross revenues thereafter. The agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. We assumed the existing franchise agreement with Radisson, which (i) provides for a franchise fee of 2.75% of gross rooms revenue and (ii) gives us an option for termination during two 60-day windows, the first of which begins on March 1, 2012, for a termination fee. We are currently assessing the optimal brand strategy for the hotel.

The majority of the hotel's food and beverage outlets are leased to third party tenants. We reviewed the terms of the tenant leases in conjunction with the hotel purchase accounting and concluded that the terms of three of the leases are more favorable to us than a current market tenant lease. Accordingly, we recorded a $1.6 million favorable lease asset that will be amortized over the remaining term of each lease. We concluded that the terms of two of the leases have terms that are unfavorable to us compared to a current market tenant lease and have recorded an unfavorable contract liability of $0.2 million that will be amortized over the remaining term of each lease.

Courtyard Denver Downtown

Subsequent to the end of our second fiscal quarter, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for approximately $46.0 million.  The acquisition was funded with corporate cash, a $15 million million draw on our credit facility, and the assumption of a $27.2 million mortgage loan.  We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional 5 years upon mutual consent.   The management agreement provides for a base management fee of 2% to 3% of gross revenues, and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a Courtyard hotel under a new 16-year franchise agreement with Marriott. The franchise fee is 5.5% of gross room revenue.

The preliminary allocation of fair value to the acquired assets and liabilities of the hotels acquired as of June 17, 2011, which may be adjusted upon receipt of all information necessary for the finalization of appraisals is as follows (in thousands):

	JW Marriott Denver	Radisson Lexington
Land	$9,200	$92,000
Building	63,321	229,807
Furnitures, fixtures and equipment	1,600	13,400
Total fixed assets	74,121	335,207
Favorable lease assets	—	1,586
Unfavorable lease liabilities	—	(161)
Environmental remediation liability	—	(592)
Net other assets and liabilities	79	725
Total	$74,200	$336,765

The acquired properties are included in our results of operations based on their respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1, 2010. We believe all significant adjustments necessary to reflect the effects of acquisitions have been made; however, a preliminary estimate of the fair value of the assets acquired and the liabilities assumed was made, and we will finalize the recorded amounts after all information is obtained. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it intend to indicate future operating results.

	Fiscal Quarter Ended		Period from
	June 17, 2011	June 18, 2010	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010
Revenues	$186,625	$184,404	$316,737	$313,550

Net income (loss)	888	4,403	(12,282)	(6,892)

Earnings (loss) per share - Basic and Diluted	$0.01	$0.03	$(0.07)	$(0.05)

11.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 17, 2011 (unaudited) and December 31, 2010, in thousands, are as follows:

	As of June 17, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$57,346	$40,500	$57,951	$40,500
Debt	$1,036,094	$1,053,936	$780,880	$794,900

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

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including, without limitation, the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that we had previously filed against the borrower.  While we intend to continue to vigorously pursue our rights in the bankruptcy case, it is too early in the process to determine the likelihood of potential outcomes.

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

The Conrad Chicago failed the performance criteria under our management agreement with Hilton. Hilton elected not to make a cure payment to continue to manage the hotel. On May 17, 2011, we entered into a termination agreement with Hilton, which allows us to notify Hilton, with 30-day written notice, of a termination date on or prior to December 31, 2011. If termination does not occur on or prior to December 31, 2011, the existing management agreement remains in effect. At the termination date, we are required to pay a $1.0 million termination fee, reflecting partial repayment of key money provided by Hilton when it entered into the management agreement. Upon execution of the termination agreement with Hilton, we concluded that the $1.0 million repayment of key money to Hilton was probable and, accordingly, we accrued a liability during the second fiscal quarter.

Income Taxes

We had no accruals for tax uncertainties as of June 17, 2011 and December 31, 2010. As of June 17, 2011, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

Overview

We are a lodging-focused real estate company that, as of July 26, 2011, owns a portfolio of 26 premium hotels and resorts that contain 11,828 guestrooms as well as a senior mortgage loan secured by another hotel. We are an owner, as opposed to an operator, of the 26 hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

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

Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 26 hotels is concentrated in key gateway cities and in destination resort locations. All but one of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•	high-quality urban- and destination resort-focused branded hotel real estate;

•	conservative capital structure; and

•	thoughtful asset management.

High Quality Urban and Destination Resort Focused Branded Real Estate

As of July 26 ,2011, we own 26 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

In addition, a core tenet of our strategy is to leverage global hotel brands. We strongly believe in the value of powerful global brands because we believe that they are able to produce incremental revenue and profits compared to similar unbranded hotels. Dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and all but one of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood, Hilton) and all but six of our hotels are managed by the brand company directly. Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand. We would, however, consider owning non-branded hotels in certain top-tier markets or unique markets if the returns on such hotels would be higher than if the hotels were operated under a globally recognized brand.

Conservative Capital Structure

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Other than borrowings under our $200 million senior unsecured credit facility, our outstanding debt is fixed interest rate mortgage debt with no near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with a prudent amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly levered capital structure.

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

As the economic recovery continues, we will explore strategic options to maximize the growth of our revenue and profitability. We continue to focus our hotel managers on minimizing the increases in our property-level operating expenses and we continue to maintain reasonable corporate expenses. We are also continuing to work closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for our fiscal quarter ended June 17, 2011 and for the period from January 1, 2011 to June 17, 2011, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Our Hotels

The following table sets forth certain operating information for each of our owned hotels as of June 17, 2011 for the period from January 1, 2011 to June 17, 2011. The operating information presented below assumes we owned our 2011 and 2010 acquisitions since January 1, 2010.

Property (2)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2010 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	62.9%	$189.57	$119.19	3.2%
Los Angeles Airport Marriott	Los Angeles, California	1,004	84.0%	105.19	88.36	5.3%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	68.1%	130.59	88.97	5.6%
Radisson Lexington Hotel New York (1)	New York, New York	712	94.0%	170.71	160.45	7.1%
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	64.7%	185.47	120.00	1.2%
Renaissance Waverly Hotel	Atlanta, Georgia	521	67.0%	130.69	87.55	3.8%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	60.8%	126.18	76.75	5.6%
Renaissance Worthington	Fort Worth, Texas	504	71.8%	166.72	119.78	4.5%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	82.1%	253.11	207.72	(8.0%)
Renaissance Austin Hotel	Austin, Texas	492	66.7%	144.45	96.39	5.1%
Torrance Marriott South Bay	Los Angeles County, California	487	78.4%	105.87	83.01	0.2%
Orlando Airport Marriott	Orlando, Florida	485	81.5%	104.61	85.23	11.4%
Marriott Griffin Gate Resort	Lexington, Kentucky	409	57.4%	128.31	73.60	0.5%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	49.4%	111.74	55.18	8.8%
Atlanta Westin North at Perimeter (1)	Atlanta, Georgia	372	70.0%	108.56	75.95	4.3%
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	62.7%	278.73	174.76	1.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	68.4%	134.19	91.77	15.1%
Courtyard Manhattan/Midtown East	New York, New York	312	80.5%	241.91	194.68	7.4%
Conrad Chicago (1)	Chicago, Illinois	311	78.8%	170.74	134.60	20.1%
Bethesda Marriott Suites	Bethesda, Maryland	272	66.5%	175.60	116.80	4.5%
JW Marriott Denver at Cherry Creek (1)	Denver, Colorado	196	67.8%	224.86	152.39	3.9%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	83.7%	243.45	203.69	1.9%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	64.7%	189.95	122.93	17.8%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	90.1%	187.66	169.09	10.4%
Renaissance Charleston	Charleston, South Carolina	166	84.1%	176.19	148.26	13.4%
TOTAL/WEIGHTED AVERAGE		11,651	71.7%	$158.35	$113.46	4.1%
____________________

(1)	These hotels report operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2011 to May 31, 2011 for these hotels.

(2)	The table excludes the 177-room Courtyard Denver Downtown located in Denver, Colorado, which was acquired on July 22, 2011.

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

Upon entering into the purchase and sale agreement, we made a $20.0 million deposit with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. If certain permits, approvals and consents necessary for the hotel to contain more than 250 guest rooms are obtained, we will be required to make an additional deposit equal to $45,000 per guest room for each guest room in excess of 250. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

Follow-on Public Offering. We completed a follow-on public offering of our common stock during the fiscal quarter ended

March 25, 2011. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at an offering price of $12.07 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.7 million.

Hilton Minneapolis Mortgage Loan. On April 15, 2011, we closed on a $100 million loan secured by a mortgage on the Hilton Minneapolis. The loan has a 10-year term, bears interest at an annual fixed interest rate of 5.464%, amortizes on a 25-year schedule and is non-recourse, subject only to standard recourse exceptions. We used the proceeds from the loan to fund a portion of our acquisition of the Radisson Lexington.

Acquisition of the JW Marriott Denver at Cherry Creek. On May 19, 2011, we acquired the 196-room JW Marriott Denver at Cherry Creek located in Denver, Colorado for approximately $74.2 million. We funded the acquisition with corporate cash and the assumption of a $42.4 million mortgage loan. The mortgage loan bears interest at a fixed rate of 6.47% and matures in July 2015. We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional 5 years upon mutual consent. The management agreement provides for a base management fee of 2.25% to 3.25% of gross revenues and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a JW Marriott hotel under a new 15-year franchise agreement with Marriott. The franchise fees are 6.0% of gross rooms revenue and 3.0% of food and beverage revenue.

Acquisition of the Radisson Lexington Hotel New York. On June 1, 2011, we acquired the 712-room Radisson Lexington Hotel located in New York City for approximately $336.8 million. The acquisition was funded with corporate cash and a $115.0 million draw on our senior unsecured credit facility. We retained the existing hotel manager, Highgate Hotels, under a new 10-year management agreement, which may be renewed for an additional 5 years at the manager's option upon meeting certain financial performance hurdles. The management agreement provides for a base management fee of 2.5% of gross revenues during the first year and 3.0% of gross revenues thereafter. The agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. We assumed the existing franchise agreement with Radisson, which provides an option for termination during two 60-day windows, the first of which begins on March 1, 2012, for a termination fee. We are currently assessing the optimal brand strategy for the hotel.

Acquisition of the Courtyard Denver Downtown. Subsequent to the end of our second fiscal quarter, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for purchase price of $46.0 million.  The acquisition was funded with corporate cash, a $15 million draw on our credit facility, and the assumption of a $27.2 million mortgage loan. The loan bears an annual fixed interest rate equal to 6.26%, amortizes on a 30-year schedule and matures on August 5, 2012. We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional 5 years with mutual consent. The management agreement provides for a base management fee of 2% to 3% of gross revenues, and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement.  The hotel remains a Courtyard hotel under a new 16-year franchise agreement with Marriott. The franchise fee is 5.5% of gross room revenue.

Credit Facility Amendment. On June 2, 2011, we amended our $200.0 million unsecured credit facility to reduce the interest rate spread, lower certain fees and extend the term for an additional year.

Results of Operations

Comparison of our Fiscal Quarter Ended June 17, 2011 to our Fiscal Quarter Ended June 18, 2010

Our net loss for our fiscal quarter ended June 17, 2011 was $0.6 million compared to net income of $0.8 million for our fiscal quarter ended June 18, 2010.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $18.4 million from $151.1 million for our fiscal quarter ended June 18, 2010 to $169.5 million for our fiscal quarter ended June 17, 2011. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$12.4 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$3.0 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$3.2 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$0.7 million increase from the JW Marriott Denver at Cherry Creek, which was purchased on May 19, 2011.

Individual hotel revenues for our fiscal quarters ended June 17, 2011 and June 18, 2010, respectively, consist of the following

(in millions):

	Fiscal Quarter Ended
	June 17, 2011	June 18, 2010	% Change
Chicago Marriott	$23.7	$23.4	1.3%
Westin Boston Waterfront Hotel (1)	18.7	19.4	(3.6)
Hilton Minneapolis (1)	12.4	—	100.0
Los Angeles Airport Marriott	12.3	11.1	10.8
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	10.8	15.6	(30.8)
Renaissance Worthington	7.5	8.1	(7.4)
Renaissance Waverly Hotel	6.6	6.1	8.2
Courtyard Manhattan/Midtown East	6.5	6.0	8.3
Marriott Griffin Gate Resort	6.4	6.2	3.2
Renaissance Austin Hotel	6.3	6.9	(8.7)
Conrad Chicago (1)	6.1	5.2	17.3
Oak Brook Hills Marriott Resort	5.6	5.4	3.7
Vail Marriott Mountain Resort & Spa (1)	5.2	5.6	(7.1)
Salt Lake City Marriott Downtown	5.1	4.8	6.3
Torrance Marriott South Bay	5.0	5.0	—
Orlando Airport Marriott	4.4	4.1	7.3
Bethesda Marriott Suites	4.3	3.8	13.2
Atlanta Westin North at Perimeter (1)	4.2	4.2	—
The Lodge at Sonoma, a Renaissance Resort & Spa	4.0	3.5	14.3
Courtyard Manhattan/Fifth Avenue	3.9	3.7	5.4
Marriott Atlanta Alpharetta	3.6	3.0	20.0
Hilton Garden Inn Chelsea/New York City (1)	3.2	—	100.0
Renaissance Charleston	3.0	—	100.0
JW Marriott Denver at Cherry Creek (2)	0.7	—	100.0
Total	$169.5	$151.1	12.2%

(1)	These hotels report operations on a calendar month and year basis. Our fiscal quarters ended June 17, 2011 and June 18, 2010 include the months of March, April, and May for these hotels.

(2)
The JW Marriott Denver at Cherry Creek was acquired on May 19, 2011 and reports on a calendar month and yearly basis. The fiscal quarter ended June 17, 2011 includes the operations of the hotel from May 19, 2011 to May 31, 2011.

The following pro forma key hotel operating statistics for our hotels for our fiscal quarters ended June 17, 2011 and June 18, 2010, respectively, include the prior year operating statistics for the prior year period comparable to our 2011 ownership period.

	Fiscal Quarter Ended
	June 17, 2011	June 18, 2010	% Change
Occupancy %	74.7%	73.3%	1.4 percentage points
ADR	$162.87	$159.07	2.4%
RevPAR	$121.61	$116.63	4.3%

The increase in ADR is attributable to an increase in pricing power and a change in mix between our primary customer segments that resulted in an increase in higher-rated business transient business. Revenue from the business transient segment, traditionally the most profitable segment for hotels, increased 9.3% from the prior year. Group revenue was flat to the prior year. Although the group room nights declined from the prior year, this was offset by an increase in the group ADR. As of the end of our second fiscal quarter, our group revenue booking pace was 2.1% higher than at the same time last year and is showing growth in both ADR and occupancy.

Food and beverage revenues increased $1.7 million from the comparable period in 2010, which is partially due to $5.1 million of revenues from our 2010 and 2011 acquisitions. The increase from our acquisitions is partially offset by a decrease of $3.4 million at our comparable hotels driven primarily by lower banquet revenue due to lower group room nights, and to a lesser extent lower outlet revenue. Also contributing to the decrease was the partial closure of Frenchman's Reef during the quarter for the renovation project. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $0.5 million, which is primarily due to $0.5 million of revenues from our 2010 and 2011 acquisitions.

Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. Our hotel operating expenses increased $13.5 million, or 11.9 percent, from $113.4 million for our fiscal quarter ended June 18, 2010 to $126.9 million for our fiscal quarter ended June 17, 2011.

The operating expenses for our fiscal quarters ended June 17, 2011 and June 18, 2010 consists of the following (in millions):

	Fiscal Quarter Ended
	June 17, 2011	June 18, 2010	% Change
Rooms departmental expenses	$28.5	$24.5	16.3%
Food and beverage departmental expenses	33.2	31.5	5.4
Other departmental expenses	4.6	4.4	4.5
General and administrative	14.2	13.1	8.4
Utilities	6.2	5.7	8.8
Repairs and maintenance	7.8	6.8	14.7
Sales and marketing	12.9	11.0	17.3
Base management fees	5.5	4.1	34.1
Incentive management fees	1.5	1.4	7.1
Property taxes	6.5	6.5	—
Other fixed charges	2.5	2.2	13.6
Ground rent—Contractual	1.8	0.4	350.0
Ground rent—Non-cash	1.7	1.8	(5.6)
Total hotel operating expenses	$126.9	$113.4	11.9%

The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•	$8.7 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$1.7 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$1.7 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$0.5 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

The remaining increase in operating expenses of $0.9 million at our comparable hotels is due primarily to higher rooms departmental expenses and support costs, specifically repairs and maintenance and sales and marketing expenses. This increase at our comparable hotels is partially offset by a $1.7 million decrease in property taxes as a result of a number of successful multi-year real estate tax appeals as well as lower real estate tax assessments at certain hotels. The increase in contractual ground rent noted in the table above is attributable to our acquisition of the Hilton Minneapolis in June 2010, which is subject to a ground lease.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is due to the impact of our 2010 and 2011 acquisitions, the overall increase in revenues at our comparable hotels and a $1.0 million termination fee accrual for the Conrad Chicago. The Conrad Chicago failed the performance criteria under our management agreement with Hilton. Hilton elected not to make a cure payment to continue to manage the hotel. On May 17, 2011, we entered into a termination agreement with Hilton, which allows us to notify Hilton, with 30-day written notice, of a termination date on or prior to December 31, 2011. If termination does not occur on or prior to December 31, 2011, the existing management agreement remains in effect. At the termination date, we are required to pay a $1.0 million termination fee, reflecting partial repayment of key money provided by Hilton when it entered into the management agreement. Upon execution of the termination agreement with Hilton, we concluded that the $1.0 million repayment of key money to Hilton was probable and, accordingly, we accrued a liability during the second fiscal quarter. The increase in incentive management fees from the comparable period in 2010 is due to the increased profit at certain of our hotels and a higher number of hotels earning an incentive management fee in 2011 as compared to 2010.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.6 million from the second fiscal quarter in 2010 to the second fiscal quarter in 2011. This increase includes amounts that are not comparable for the year-over-year quarters as follows:

•	$1.7 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010.

•	$0.3 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$0.4 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$0.1 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$0.4 million increase from the Radisson Lexington, which was purchased on June 1, 2011.

Corporate expenses. Our corporate expenses increased $0.8 million, from $3.6 million for our fiscal quarter ended June 18, 2010 to $4.4 million for our fiscal quarter ended June 17, 2011. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to higher employee-related expenses due to additional employees being hired in late 2010 and 2011.

Hotel acquisition costs. We incurred $1.9 million of hotel acquisition costs during the quarter ended June 17, 2011 associated with the acquisition of the JW Marriott Denver at Cherry Creek and Radisson Lexington Hotel New York. We incurred acquisition costs of $0.3 million during the fiscal quarter ended June 18, 2010 related to the acquisition of the Hilton Minneapolis.

Interest expense. Our interest expense was $12.3 million and $11.1 million for our fiscal quarters ended June 17, 2011 and June 18, 2010, respectively. The increase in interest expense is primarily attributable to our recent mortgage financing on the Hilton Minneapolis, the mortgage loan assumed in our acquisition of the JW Marriott Denver at Cherry Creek, and the outstanding borrowings on our credit facility in conjunction with our acquisition of the Radisson Lexington Hotel New York.

The interest expense for our fiscal quarter ended June 17, 2011 was comprised of mortgage debt ($11.8 million), amortization of deferred financing costs ($0.4 million), and interest and unused fees on our credit facility ($0.4 million), which is partially offset by capitalized interest of $0.3 million. The interest expense for our fiscal quarter ended June 18, 2010 was comprised of mortgage debt ($10.8 million), amortization of deferred financing costs ($0.2 million) and interest and unused facility fees on our credit facility ($0.1 million). As of June 17, 2011, we had property-specific mortgage debt outstanding on twelve of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. As of June 17, 2011, we had $115 million of outstanding borrowings on our credit facility bearing an interest rate of 2.45%. Our weighted-average interest rate on all debt as of June 17, 2011 was 5.47 percent.

Interest income. Interest income was $0.3 million for our fiscal quarters ended June 18, 2010 and June 17, 2011.

Income taxes. We recorded an income tax expense of $3.1 million for our fiscal quarters ended June 17, 2011 and June 18, 2010. The second quarter 2011 income tax expense includes $3.0 million of income tax expense incurred on the $7.5 million pre-tax income of our taxable REIT subsidiary, or TRS, and $0.1 million of state franchise taxes. The second quarter 2010 income tax expense includes $2.1 million of income tax expense incurred on the $5.3 million pre-tax income of our TRS for our fiscal quarter ended June 18, 2010, foreign income tax expense of $0.9 million related to the taxable REIT subsidiary that owns Frenchman’s Reef and $0.1 million of state franchise taxes. The decrease in foreign tax expense is primarily attributable to the extension of the USVI tax agreement in late 2010, which reduced the income tax rate from 37.4% to 7.1%.

Comparison of the Period from January 1, 2011 to June 17, 2011 to the Period from January 1, 2010 to June 18, 2010

Our net loss for the period from January 1, 2011 to June 17, 2011 was $11.6 million compared to $7.5 million for the period from January 1, 2010 to June 18, 2010.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $27.8 million from $264.0 million for the period from January 1, 2010 to June 18, 2010 to $291.8 million for the period from January 1, 2011 to June 17, 2011. This increase includes amounts that are not comparable period-over-period as follows:

•	$18.6 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$5.1 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$4.5 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$0.7 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

Individual hotel revenues for our fiscal quarters ended June 17, 2011 and June 18, 2010, respectively, consist of the following (in millions):

	Period from
	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010	% Change

Chicago Marriott	$36.1	$35.5	1.7%
Westin Boston Waterfront Hotel (1)	25.0	26.4	(5.3)
Los Angeles Airport Marriott	24.6	23.4	5.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	20.4	26.3	(22.4)
Hilton Minneapolis (1)	18.6	—	100.0
Renaissance Worthington	15.9	16.0	(0.6)
Renaissance Austin Hotel	14.1	13.9	1.4
Renaissance Waverly Hotel	14.0	14.0	—
Vail Marriott Mountain Resort & Spa (1)	11.7	12.2	(4.1)
Courtyard Manhattan/Midtown East	10.7	10.0	7.0
Orlando Airport Marriott	10.4	9.6	8.3
Salt Lake City Marriott Downtown	9.8	9.9	(1.0)
Marriott Griffin Gate Resort	9.8	10.0	(2.0)
Torrance Marriott South Bay	9.7	9.5	2.1
Oak Brook Hills Marriott Resort	8.2	8.3	(1.2)
Conrad Chicago (1)	8.2	7.1	15.5
Bethesda Marriott Suites	7.3	6.8	7.4
Marriott Atlanta Alpharetta	7.2	6.5	10.8
Atlanta Westin North at Perimeter (1)	6.7	6.6	1.5
The Lodge at Sonoma, a Renaissance Resort & Spa	6.6	5.7	15.8
Courtyard Manhattan/Fifth Avenue	6.5	6.3	3.2
Renaissance Charleston	5.1	—	100.0
Hilton Garden Inn Chelsea/New York City (1)	4.5	—	100.0
JW Marriott Denver at Cherry Creek (2)	0.7	—	100.0
Total	$291.8	$264.0	10.5%

(1)
These hotels report operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2011 to May 31, 2011 and January 1, 2010 to May 31, 2010, respectively, for these hotels.

(2)
The JW Marriott Denver at Cherry Creek was acquired on May 19, 2011 and reports on a calendar month and yearly basis. The table above includes the operations of the hotel from May 19, 2011 to May 31, 2011.

The following pro forma key hotel operating statistics for our hotels for the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, respectively, include the prior year operating statistics for the prior year period comparable to our 2011 ownership period.

	Period from
	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010	% Change

Occupancy %	70.3%	69.7%	0.6 percentage points
ADR	$156.36	$152.03	2.8%
RevPAR	$110.00	$105.90	3.9%

The increase in ADR is attributable to an increase in pricing power and a change in mix between our primary customer segments that resulted in a shift away from the leisure and other business to higher-rated business transient business. Revenue from the business transient segment, traditionally the most profitable segment for hotels, increased 10.3% from the prior year. Group revenue was flat to the prior year. Although the group room nights declined from the prior year, this was offset by an increase in the group ADR. As of the end of the second quarter, our group revenue booking pace was 2.1% higher than at the same time last year and is showing growth in both ADR and occupancy.

Food and beverage revenues increased $3.2 million from the comparable period in 2010 due to $7.8 million of revenues from our 2010 and 2011 acquisitions, partially offset by a decrease of $4.6 million at our comparable hotels driven by both lower banquet revenue and lower outlet revenue. The lower banquet and outlet revenue is primarily attributable to the lower group room nights. Also contributing to the decrease was the partial closure of Frenchman's Reef during the period for the renovation project. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $0.8 million, which is due to $1.1 million of revenues from our 2010 and 2011 acquisitions and lower attrition and cancellation fees at our comparable hotels.

Hotel operating expenses. Hotel operating expenses consist primarily of operating expenses of our hotels, including non-cash ground rent expense. Our hotel operating expenses increased $21.9 million, or 10.6 percent, from $205.9 million for the period from January 1, 2010 to June 18, 2010 to $227.8 million for the period from January 1, 2011 to June 17, 2011.

The operating expenses for the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, respectively, consists of the following (in millions):

	Period from
	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010	% Change

Rooms departmental expenses	$51.2	$44.5	15.1%
Food and beverage departmental expenses	60.3	56.2	7.3
Other departmental expenses	8.4	8.0	5.0
General and administrative	26.2	24.1	8.7
Utilities	11.6	10.7	8.4
Repairs and maintenance	14.6	12.8	14.1
Sales and marketing	22.7	19.4	17.0
Base management fees	8.7	7.1	22.5
Incentive management fees	1.7	1.5	13.3
Property taxes	11.7	12.7	(7.9)
Other fixed charges	4.4	4.4	—
Ground rent—Contractual	3.1	0.9	244.4
Ground rent—Non-cash	3.2	3.6	(11.1)
Total hotel operating expenses	$227.8	$205.9	10.6%

The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$13.6 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$3.2 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$2.6 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$0.5 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

The remaining increase in operating expenses of $2.0 million at our comparable hotels is due primarily to higher rooms departmental expenses and support costs, specifically repairs and maintenance and sales and marketing expenses. Property taxes decreased as a result of a number of successful multi-year real estate tax appeals as well as lower real estate tax assessments at certain hotels. The increase in contractual ground rent noted in the table above is attributable to our acquisition of the Hilton Minneapolis in June 2010, which is subject to a ground lease.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is due to the impact of our 2010 and 2011 acquisitions, the overall increase in revenues at our comparable hotels and a $1.0 million termination fee accrual for the Conrad Chicago. The Conrad Chicago failed the performance criteria under our management agreement with Hilton. Hilton elected not to make a cure payment to continue to manage the hotel. On May 17, 2011, we entered into a termination agreement with Hilton, which allows us to notify Hilton, with 30-day written notice, of a termination date on or prior to December 31, 2011. If termination does not occur on or prior to December 31, 2011, the existing management agreement remains in effect. At the termination date, we are required to pay a $1.0 million termination fee, reflecting partial repayment of key money provided by Hilton when it entered into the management agreement. Upon execution of the termination agreement with Hilton, we concluded that the $1.0 million repayment of key money to Hilton was probable and, accordingly, we accrued a liability during the second fiscal quarter. The increase in incentive management fees from the comparable period in 2010 is due to the increased profit at certain of our hotels and a higher number of hotels earning an incentive management fee in 2011 as compared to 2010.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $5.1 million from the period from January 1, 2010 to June 18, 2010 to the period from January 1, 2011 to June 17, 2011 . This increase includes amounts that are not comparable for the year-over-year as follows:

•	$3.4 million increase from the Minneapolis Hilton, which was purchased on June 16, 2010.

•	$0.7 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$0.8 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$0.1 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$0.4 million increase from the Radisson Lexington, which was purchased on June 1, 2011.

Corporate expenses. Our corporate expenses increased $1.5 million, from $6.9 million for the period from January 1, 2010 to June 18, 2010 to $8.4 million for the period from January 1, 2011 to June 17, 2011. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to higher employee-related expenses due to additional employees being hired in late 2010 and 2011.

Hotel acquisition costs. We incurred $2.2 million of hotel acquisition costs during the the period from January 1, 2011 to June 17, 2011 associated with the acquisition of the Times Square development hotel, JW Marriott Denver and Radisson Lexington. We incurred acquisition costs of $0.3 million during the period from January 1, 2010 to June 18, 2010 related to the acquisition of the Hilton Minneapolis.

Interest expense. Our interest expense was $23.5 million and $19.2 million for the period from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, respectively. The increase in interest expense is attributable to the reversal of the $3.1 million of penalty interest accrual during the first quarter of 2010, related to the event of default on the Frenchman’s Reef mortgage loan which was partially offset by interest on our recent mortgage financing on the Hilton Minneapolis, the mortgage loan assumed in conjunction with our acquisition of the JW Marriott Denver, and the outstanding borrowings on our credit facility.

The interest expense for the period from January 1, 2011 to June 17, 2011 was comprised of mortgage debt ($22.5 million), amortization of deferred financing costs ($0.8 million), and interest and unused fees on our credit facility ($0.7 million), which is partially offset by capitalized interest of $0.5 million. The interest expense for the period from January 1, 2010 to June 18, 2010 was comprised of mortgage debt ($18.5 million), amortization of deferred financing costs ($0.5 million) and interest and unused facility fees on our credit facility ($0.2 million). As of June 17, 2011, we had property-specific mortgage debt outstanding on twelve of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. As of June 17, 2011, we had $115 million of outstanding borrowings on our credit facility bearing an interest rate of 2.45%. Our weighted-average interest rate on all debt as of June 17, 2011 was 5.47 percent.

Interest income. Interest income increased $0.2 million from $0.4 million for the period from January 1, 2010 to June 18, 2010 to $0.6 million for the period from January 1, 2011 to June 17, 2011. The increase is due to our corporate cash balances being slightly higher in 2011, as well as the interest rates earned on corporate cash having increased slightly since 2010.

Income taxes. We recorded an income tax benefit of $1.0 million for the period from January 1, 2011 to June 17, 2011 and income tax expense of $1.5 million for the period from January 1, 2010 to June 18, 2010. The 2011 income tax benefit includes a $1.2 million income tax benefit incurred on the $3.1 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by foreign income tax expense of $50,000 incurred on the $0.7 million of pre-tax income of the taxable REIT subsidiary that owns Frenchman’s Reef and state franchise taxes of $0.2 million. The 2010 income tax expense includes a $1.0 million income tax benefit incurred on the $2.4 million pre-tax loss of our TRS for the period from January 1, 2010 to June 18, 2010, foreign income tax expense of $2.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef and $0.2 million of state franchise taxes. The decrease in foreign tax expense is primarily attributable to the extension of the USVI tax agreement in late 2010, which reduced the income tax rate from 37.4% to 7.1%.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Other than borrowings under our $200 million senior unsecured credit facility, our outstanding debt is fixed interest rate mortgage debt with no near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly levered capital structure.

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

We believe that we maintain a reasonable amount of debt. On April 15, 2011, we closed on a new $100 million loan secured by a mortgage on the Hilton Minneapolis. On May 19, 2011, in connection with our acquisition of the JW Marriott Denver at Cherry Creek, we assumed a $42.4 million mortgage loan secured by the hotel. Subsequent to the end of the second quarter, in connection with our acquisition of the Courtyard Denver Downtown, we assumed a $27.2 million loan secured by a mortgage on the hotel. As of June 17, 2011, we have $1.0 billion of debt outstanding with a weighted average interest rate of 5.47% and a weighted average maturity date of approximately 4.9 years. We currently have 12 hotels unencumbered by debt.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. We borrowed $115.0 million under our senior unsecured credit facility during the second fiscal quarter ended June 17, 2011 to partially fund the acquisition of the Radisson Lexington Hotel New York. In addition, the loan we assumed in conjunction with our acquisition of the Courtyard Denver Downtown matures in approximately 12 months.

Senior Unsecured Credit Facility

On June 2, 2011, we amended and restated our $200.0 million unsecured credit facility, which now expires in August 2014. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

Ratio of Net Indebtedness to EBITDA	Applicable Margin
Less than 4.00 to 1.00	2.25%
Greater than or equal to 4.00 to 1.00 but less than 5.00 to 1.00	2.50%
Greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00	2.75%
Greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00	3.00%
Greater than or equal to 6.00 to 1.00	3.25%

In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.40% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.30% if the unused portion of the facility is less than or equal to 50%.

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	June 17, 2011
Maximum leverage ratio(1)	60%	45.3%
Minimum fixed charge coverage ratio(2)	1.50x	2.1x
Minimum tangible net worth(3)	$1.8 billion	$1.96 billion
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement which includes our commitment on the Times Square development hotel, divided by total asset value, defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on (i) until March 31, 2012, appraised values and (ii) after March 31, 2012, hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton loan.

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

On May 24, 2011 we borrowed $115.0 million under the facility to fund a portion of our acquisition of the Radisson Lexington Hotel New York. In conjunction with the acquisition, we were assigned the seller's $100.0 million mortgage secured by the hotel and the mortgage was added as security to the facility. We have the ability to repay the $100.0 million and release the mortgage as security for the facility at any time.

As of June 17, 2011, we had $115.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.9x. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 300 basis points. We incurred interest and unused credit facility fees on the facility of $0.5 million and $0.1 million for our fiscal quarters ended June 17, 2011 and June 18, 2010, and $0.7 million and $0.2 million for the periods from January 1, 2011 to June 17, 2011 and January 1, 2010 to June 18, 2010, respectively. Subsequent to the end of our second quarter, we borrowed an additional $15 million under the facility to fund a portion of our acquisition of the Courtyard Denver Downtown.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of June 17, 2011, we had $20.9 million of unrestricted corporate cash and $75.8 million of restricted cash.

Our net cash provided by operations was $18.3 million for the period from January 1, 2011 to June 17, 2011. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $423.8 million for the period from January 1, 2011 to June 17, 2011 primarily as a result of the deposit on the to-be-developed hotel in Time Square ($20.0 million), the acquisitions of the JW Marriott Denver and Radisson Lexington ($366.8 million) the funding of a renovation escrow account for the Frenchman’s Reef renovation project ($24.5 million). In addition, we made certain capital expenditures at Frenchman's Reef and our other hotels and funded restricted cash reserves for capital expenditures.

Our net cash provided by financing activities was $342.2 million for the period from January 1, 2011 to June 17, 2011 primarily as a result of $149.7 million of proceeds from our follow-on equity offering, $100.0 million of proceeds from our Hilton Minneapolis mortgage loan and a $115.0 million draw on our credit facility, partially offset by $13.5 million of dividend payments and $2.2 million paid for financing costs and $3.1 million paid to repurchase shares for employee taxes.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction, plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus any excess non-cash income.

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

During our first fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on April 7, 2011 to stockholders of record as of March 25, 2011. During our second fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on June 27, 2011 to stockholders of record as of June 17, 2011.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 17, 2011, we have set aside $45.1 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

Although we significantly curtailed capital expenditures at our hotels in the last several years, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. During 2011, we plan to commence or complete approximately $65 million of capital improvements, approximately $40 million of which will be funded from corporate cash and the remainder from reserves held by our manager. Our estimated 2011 capital expenditures include approximately $37 million for the 2011 portion of the Frenchman’s Reef capital investment program ($31.7 million from corporate cash and existing property reserves and $5.3 million from Marriott). We spent approximately $21.3 million on capital improvements during the period from January 1, 2011 to June 17, 2011.

We are continuing to execute on the comprehensive $45 million capital investment program at Frenchman’s Reef. The majority of the renovation and repositioning program commenced in early May 2011 when two of the resort’s four buildings (representing approximately 300 guestrooms) closed. During the project, we expect material renovation disruption to operations resulting from the partial closure.

We are funding the majority of the renovation and repositioning program from available corporate cash and, if necessary, borrowings under our credit facility. Marriott has contributed $5.3 million to the program, demonstrating its commitment to Frenchman’s Reef. In addition to funding from Marriott and existing escrow reserves, we expect our total cash expenditure to be approximately $35 million over the next two years. During the first quarter we deposited $29.8 million into a renovation escrow account, of which $5.3 million was contributed by Marriott, and is classified as restricted cash.

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

	Fiscal Quarter Ended		Period from
	June 17, 2011	June 18, 2010	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010

	(in thousands)
Net (loss) income	$(556)	$839	$(11,599)	$(7,505)
Interest expense	12,340	11,089	23,483	19,215
Income tax expense (benefit)	3,088	3,092	(1,003)	1,462
Real estate related depreciation and amortization	21,682	19,074	43,034	37,981
EBITDA	$36,554	$34,094	$53,915	$51,153

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

	Fiscal Quarter Ended		Period from
	June 17, 2011	June 18, 2010	January 1, 2011 to June 17, 2011	January 1, 2010 to June 18, 2010

	(in thousands)
Net (loss) income	$(556)	$839	$(11,599)	$(7,505)
Real estate related depreciation and amortization	21,682	19,074	43,034	37,981
FFO	$21,126	$19,913	$31,435	$30,476

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 17, 2011 was $1.0 billion, of which $115.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $1.1 million annually.

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

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including, without limitation, the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that we had previously filed against the borrower.  While we intend to continue to vigorously pursue our rights in the bankruptcy case, it is too early in the process to determine the likelihood of the potential outcomes.

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
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.2
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Purchase and Sale Agreement between Lexington Hotel, LLC and DiamondRock NY Lex Owner, LLC, dated as of May 12, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011)

10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of June 2, 2011 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011)

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

99.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 17, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company

July 26, 2011

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)