Form 10-Q
period 2011-09-09
DiamondRock Hospitality Co
filed 2011-10-19
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 9, 2011
OR

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
The registrant had 167,502,359 shares of its $0.01 par value common stock outstanding as of October 19, 2011.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 9, 2011 and December 31, 2010
(in thousands, except share amounts)

	September 9, 2011	December 31, 2010
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,962,709	$2,468,289
Less: accumulated depreciation	(462,986)	(396,686)
	2,499,723	2,071,603
Deferred financing costs, net	6,720	5,492
Restricted cash	65,645	51,936
Due from hotel managers	65,454	50,715
Note receivable	56,247	57,951
Favorable lease assets, net	43,594	42,622
Prepaid and other assets	71,445	50,089
Cash and cash equivalents	28,777	84,201
Total assets	$2,837,605	$2,414,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$945,888	$780,880
Senior unsecured credit facility	130,000	—
Total debt	1,075,888	780,880
Deferred income related to key money, net	22,216	19,199
Unfavorable contract liabilities, net	82,490	83,613
Due to hotel managers	42,487	36,168
Dividends declared and unpaid	13,569	—
Accounts payable and accrued expenses	91,397	81,232
Total other liabilities	252,159	220,212
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 167,502,359 and 154,570,543 shares issued and outstanding at September 9, 2011 and December 31, 2010, respectively	1,675	1,546
Additional paid-in capital	1,707,240	1,558,047
Accumulated deficit	(199,357)	(146,076)
Total stockholders’ equity	1,509,558	1,413,517
Total liabilities and stockholders’ equity	$2,837,605	$2,414,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 9, 2011 and September 10, 2010 and
the Periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Period From
			January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010
	September 9, 2011	September 10, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Rooms	$125,100	$99,703	$316,284	$267,081
Food and beverage	44,671	43,370	131,137	126,620
Other	9,224	8,040	23,347	21,364
Total revenues	178,995	151,113	470,768	415,065
Operating Expenses:
Rooms	33,398	26,979	84,642	71,510
Food and beverage	31,024	30,534	91,276	86,748
Management fees	5,214	5,080	15,603	13,634
Other hotel expenses	64,296	55,613	170,227	152,232
Depreciation and amortization	23,801	21,297	66,835	59,278
Hotel acquisition costs	445	899	2,604	1,236
Corporate expenses	6,453	3,948	14,901	10,859
Total operating expenses	164,631	144,350	446,088	395,497
Operating profit	14,364	6,763	24,680	19,568
Other Expenses (Income):
Interest income	(24)	(283)	(590)	(650)
Interest expense	13,605	11,240	37,088	30,455
Total other expenses	13,581	10,957	36,498	29,805
Income (loss) before income taxes	783	(4,194)	(11,818)	(10,237)
Income tax (expense) benefit	(1,798)	660	(795)	(803)
Net loss	$(1,015)	$(3,534)	$(12,613)	$(11,040)
Loss per share:
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.08)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010
(in thousands)

	Period From
	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,613)	$(11,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	66,835	59,278
Corporate asset depreciation as corporate expenses	59	110
Non-cash ground rent	4,878	5,104
Non-cash financing costs and debt premium as interest	1,068	804
Non-cash reversal of penalty interest	—	(3,134)
Amortization of unfavorable contract liabilities	(1,284)	(1,203)
Amortization of deferred income	(414)	(390)
Stock-based compensation	3,339	2,794
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,371)	2,482
Restricted cash	(5,225)	(3,892)
Due to/from hotel managers	(7,438)	(11,765)
Accounts payable and accrued expenses	(4,564)	3,368
Net cash provided by operating activities	43,270	42,516
Cash flows from investing activities:
Hotel capital expenditures	(35,403)	(16,154)
Hotel acquisitions	(385,472)	(265,998)
Purchase of mortgage loan	—	(60,615)
Cash received from mortgage loan	1,704	1,250
Change in restricted cash	(3,164)	(11,290)
Purchase deposits	(20,000)	—
Receipt of deferred key money	3,430	—
Net cash used in investing activities	(438,905)	(352,807)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(6,217)	(4,121)
Repurchase of common stock	(3,849)	(3,961)
Proceeds from sale of common stock, net	149,674	209,817
Proceeds from mortgage loan financing	100,000	—
Draw on senior unsecured credit facility	130,000	—
Payment of financing costs	(2,457)	(3,220)
Payment of cash dividends	(26,940)	(4,323)
Net cash provided by financing activities	340,211	194,192
Net decrease in cash and cash equivalents	(55,424)	(116,099)
Cash and cash equivalents, beginning of period	84,201	177,380
Cash and cash equivalents, end of period	$28,777	$61,281

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$39,436	$33,381
Cash paid for income taxes	$629	$642
Capitalized interest	$1,036	$—
Non-cash Financing Activities:
Assumption of mortgage debt	$71,421	$—
Unpaid dividends	$13,569	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 26 premium hotels and resorts as well as a senior mortgage loan secured by another hotel. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of September 9, 2011, we owned 26 hotels with 11,828 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 9, 2011, the results of our operations for our fiscal quarters ended September 9, 2011 and September 10, 2010 and the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, and our cash flows for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is that we are unable to report any results for Frenchman’s Reef, Vail Marriott, Atlanta Westin North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel, Hilton Minneapolis, Hilton Garden Inn Chelsea/New York City, JW Marriott Denver at Cherry Creek, Courtyard Denver Downtown or Radisson Lexington Hotel New York for the month of operations that ends after our fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotels & Resorts, Alliance Hospitality Management, Vail Resorts, Sage Hospitality, Highgate Hotels nor Marriott (with respect to Frenchman’s Reef) make mid-month results available to us. As a result, our quarterly results of operations include results from these hotels as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized.

We will classify a hotel as held for sale in the period that we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation expense. We will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

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

We had no accruals for tax uncertainties as of September 9, 2011 and December 31, 2010.

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

3.	Property and Equipment

Property and equipment as of September 9, 2011 (unaudited) and December 31, 2010 consists of the following (in thousands):

	September 9, 2011	December 31, 2010
Land	$351,745	$241,145
Land improvements	7,994	7,994
Buildings	2,235,044	1,903,782
Furniture, fixtures and equipment	336,283	309,976
CIP and corporate office equipment	31,643	5,392
	2,962,709	2,468,289
Less: accumulated depreciation	(462,986)	(396,686)
	$2,499,723	$2,071,603

As of September 9, 2011, we had accrued capital expenditures of $4.8 million. As of December 31, 2010, we had accrued capital expenditures of $2.0 million. Construction in progress (CIP) is primarily as a result of the extensive renovation at the Frenchman's Reef & Morning Star Marriott Beach Resort.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of September 9, 2011 (unaudited) and December 31, 2010 consist of the following (in thousands):

	September 9, 2011	December 31, 2010
Boston Westin Waterfront Ground Lease	$19,007	$19,156
Boston Westin Waterfront — Lease Right	9,513	9,513
Minneapolis Hilton Ground Lease	6,008	6,059
Oak Brook Hills Marriott Resort Ground Lease	7,519	7,894
Radisson Lexington Restaurant Leases	1,547	—
	$43,594	$42,622

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the period from January 1, 2011 to September 9, 2011 was approximately $0.6 million.

In connection with our acquisition of the Radisson Lexington on June 1, 2011, we recorded a $1.6 million favorable lease asset related to certain tenant leases at the hotel. We determined the value using a discounted cash flow model based on the favorable differences between the contractual lease payments and estimated market rents.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2099. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded in our fiscal quarters ended September 9, 2011 or September 10, 2010.

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

On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of September 9, 2011, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $3.2 million. Foreclosure proceedings were initially filed in April 2010 and on May 5, 2011, the borrower filed for bankruptcy. We continue to pursue our rights in the bankruptcy proceedings, but the outcome is uncertain.

Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of September 9, 2011, we have received default interest payments from the borrower of approximately $4.4 million, of which $1.7 million was received during the period from January 1, 2011 to September 9, 2011. Subsequent to September 9, 2011, we received $0.5 million in default interest payments. These payments have been recorded as a reduction of our basis in the Allerton loan. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of September 9, 2011, there was no impairment.

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

Dividends. During the first fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on April 7, 2011 to stockholders of record as of March 25, 2011. During the second fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on June 27, 2011 to stockholders of record as of June 17, 2011. During the third fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on September 20, 2011 to stockholders of record as of September 9, 2011.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 9, 2011 and December 31, 2010, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 9, 2011 and December 31, 2010, there were no operating partnership units held by unaffiliated third parties.

7.	Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,111,837 shares as of September 9, 2011. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards as further described below and the stock appreciation rights issued in 2008. On May 6, 2011, we issued (i) 11,872 shares of common stock and (ii) 17,808 deferred stock units to our board of directors having an aggregate value of $325,000, based on the closing stock price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2011 to September 9, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2011	1,548,698	$5.49
Granted	302,645	11.60
Additional shares from dividends	10,669	10.52
Forfeited	(2,910)	6.50
Vested	(847,799)	6.01
Unvested balance at September 9, 2011	1,011,303	$6.94

The remaining share awards are expected to vest as follows: 689,427 shares during 2012, 221,142 during 2013, and 100,734 during 2014. As of September 9, 2011, the unrecognized compensation cost related to restricted stock awards was $4.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. For our fiscal quarters ended September 9, 2011 and September 10, 2010, we recorded $0.9 million and $0.7 million, respectively, of compensation expense related to restricted stock awards. For the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, we recorded $2.6 million and $2.2 million, respectively, of compensation expense related to restricted stock awards.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest 3 years from the date of grant. Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of shares of common stock issued to each executive officer at the vesting date is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than 50% of the target return. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award. A summary of our MSUs from January 1, 2011 to September 9,

2011 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2011	84,854	$9.87
Granted	72,599	13.43
Additional units from dividends	2,402	$10.52
Unvested balance at September 9, 2011	159,855	$11.50

The fair values were determined using a Monte Carlo simulation. As of September 9, 2011, the unrecognized compensation cost related to the MSUs was $1.2 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded approximately $0.1 million of compensation expense related to the MSUs during each of the the fiscal quarters ended September 9, 2011 and September 10, 2010. For the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, we recorded $0.4 million and $0.2 million, respectively, of compensation expense related to market stock units.

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

The following is a reconciliation of the calculation of basic and diluted loss per share (in thousands, except share and per share data):

	Fiscal Quarter Ended		Period from
			January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010
	September 9, 2011	September 10, 2010
Basic Loss per Share Calculation:

Net loss	$(1,015)	$(3,534)	$(12,613)	$(11,040)
Weighted-average number of common shares outstanding—basic	167,431,622	154,585,849	166,277,915	139,982,585
Basic loss per share	$(0.01)	$(0.02)	$(0.08)	$(0.08)

Diluted Loss per Share Calculation:

Net loss	$(1,015)	$(3,534)	$(12,613)	$(11,040)
Weighted-average number of common shares outstanding—basic	167,431,622	154,585,849	166,277,915	139,982,585
Unvested restricted common stock	—	—	—	—
Unexercised stock appreciation rights	—	—	—	—
Unvested MSUs	—	—	—	—
Weighted-average number of common shares outstanding—diluted	167,431,622	154,585,849	166,277,915	139,982,585
Diluted loss per share	$(0.01)	$(0.02)	$(0.08)	$(0.08)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Fiscal Quarter Ended		Period from
			January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010
	September 9, 2011	September 10, 2010
Unvested restricted common stock	452,492	973,846	517,872	982,927
Unexercised stock appreciation rights	—	—	—	—
Shares related to unvested MSUs	131,980	91,629	131,980	91,629
Total	584,472	1,065,475	649,852	1,074,556

9.	Debt

The following table sets forth information regarding the Company’s debt as of September 9, 2011 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,390	8.81%
Marriott Salt Lake City Downtown	30,591	5.50%
Courtyard Manhattan / Fifth Avenue	50,841	6.48%
Renaissance Worthington	55,746	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	59,880	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	58,520	5.68%
Chicago Marriott Downtown Magnificent Mile	215,027	5.975%
Renaissance Austin	83,000	5.507%
Renaissance Waverly	97,000	5.503%
Hilton Minneapolis	99,415	5.464%
JW Marriott Denver at Cherry Creek	42,085	6.47%
Courtyard Denver Downtown	27,140	6.26%
Debt premiums	1,653
Total mortgage debt	945,888

Senior unsecured credit facility	130,000	LIBOR + 3.00% (3.22% at September 9, 2011)
Total debt	$1,075,888
Weighted-Average Interest Rate		5.54%

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us.

As of September 9, 2011, 14 of our 26 hotel properties were secured by mortgage debt, including the $100 million mortgage secured by the Radisson Lexington Hotel New York that is held as security under our senior unsecured credit facility. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. We are currently in compliance with the financial covenants of our mortgage debt.

On April 15, 2011, we closed on a $100 million loan secured by a mortgage on the Hilton Minneapolis. The loan has a 10-year term, bears interest at an annual fixed interest rate of 5.464%, amortizes on a 25-year schedule and is non-recourse, subject to standard recourse exceptions.

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

On July 22, 2011, in connection with our acquisition of the Courtyard Denver Downtown, we assumed a $27.2 million loan secured by a mortgage on the hotel. The loan bears an annual fixed interest rate equal to 6.26%, amortizes on a 30-year schedule and matures on August 5, 2012. We reviewed the terms of the mortgage loan in conjunction with the hotel purchase accounting and concluded that the interest rate was above current market. Accordingly, we recorded a $0.3 million debt premium to record the debt at fair value as of the acquisition date. The debt premium will be amortized over the remaining life of the loan to interest expense.

In connection with the renovation and repositioning project at the Frenchman’s Reef & Morning Star Marriott Beach Resort, we received consent for the project from the lender of the mortgage loan secured by this hotel. In connection with receiving the consent, we were required to deposit $3.4 million into a reserve account for debt service during the renovation project and to establish a lender-held reserve for the project. In addition, we were required to deposit $24.5 million into lender and other escrow reserves for the funding of the renovation. As of September 9, 2011, the reserve funds for the renovation have been substantially used.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	September 9, 2011
Maximum leverage ratio(1)	60%	45.9%
Minimum fixed charge coverage ratio(2)	1.50x	2.1x
Minimum tangible net worth(3)	$1.8 billion	$1.97 billion
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject, among other restrictions, to the following limitations and covenants:

•	A minimum of 5 properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million.

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

On May 24, 2011, we borrowed $115.0 million under the facility to fund a portion of our acquisition of the Radisson Lexington Hotel New York. In conjunction with the acquisition, the seller's $100.0 million mortgage secured by the hotel was assigned to us and we added the mortgage as security to the facility. We have the ability to repay the $100.0 million and release the mortgage as security for the facility at any time. On July 21, 2011, we borrowed $15.0 million under the facility to fund a portion of our acquisition of the Courtyard Denver Downtown.

As of September 9, 2011, we had $130.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.9x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 300 basis points. We incurred interest and unused credit facility fees on the facility of $0.8 million and $0.2 million for our fiscal quarters ended September 9, 2011 and September 10, 2010, and $1.5 million and $0.4 million for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, respectively.

10.	Acquisitions

Times Square Development

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 285 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price, which varies only by total guest rooms built and the completion date for the hotel. We are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.

Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

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

We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional term of 5 years upon mutual consent. The management agreement provides for a base management fee of 2.25% to 3.25% of gross revenues and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a JW Marriott hotel under a new15-year franchise agreement with Marriott. The franchise fees are 6.0% of gross rooms revenue and 3.0% of food and beverage revenue.

Radisson Lexington

On June 1, 2011, we acquired the 712-room Radisson Lexington Hotel located in New York City for approximately $336.8 million. The acquisition was funded with corporate cash and a $115.0 million draw on our senior unsecured credit facility. We retained the existing hotel manager, Highgate Hotels, under a new 10-year management agreement, which may be renewed for an additional term of 5 years by the manager if the hotel meets certain financial performance hurdles. The management agreement provides for a base management fee of 2.5% of gross revenues during the first year and 3.0% of gross revenues thereafter. The agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. We assumed the existing franchise agreement with Radisson, which (i) provides for a franchise fee of 2.75% of gross rooms revenue and (ii) gives us an option for termination during two 60-day windows, the first of which begins on March 1, 2012, for a termination fee. We are currently assessing the optimal brand strategy for the hotel.

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

Courtyard Denver Downtown

On July 22, 2011, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for approximately $46.2 million.  The acquisition was funded with corporate cash, a $15 million draw on our senior unsecured credit facility, and the assumption of a $27.2 million mortgage loan.  We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional 5 years upon mutual consent.   The management agreement provides for a base management fee of 2% to 3% of gross revenues, and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a Courtyard hotel under a new 16-year franchise agreement with Marriott. The franchise fee is 5.5% of gross room revenue.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	JW Marriott Denver	Radisson Lexington	Courtyard Denver
Land	$9,200	$92,000	$9,400
Building	63,183	229,453	36,183
Furnitures, fixtures and equipment	1,600	13,400	750
Total fixed assets	73,983	334,853	46,333
Favorable lease assets	—	1,586	—
Unfavorable lease liabilities	—	(161)	—
Environmental remediation liability	—	(238)	—
Net other assets and liabilities	217	725	(148)
Total	$74,200	$336,765	$46,185

The acquired properties are included in our results of operations based on their respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1, 2010. We believe all significant adjustments necessary to reflect the effects of acquisitions have been made; however, a preliminary estimate of the fair value of the assets acquired and the liabilities assumed was made, and we will finalize the recorded amounts after all information is obtained. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Fiscal Quarter Ended		Period from
	September 9, 2011	September 10, 2010	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010
Revenues	$180,415	$177,478	$500,188	$494,948

Net loss	(1,130)	(182)	(13,679)	(5,421)

Loss per share - Basic and Diluted	$(0.01)	$(0.00)	$(0.08)	$(0.04)

11.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 9, 2011 (unaudited) and December 31, 2010, in thousands, are as follows:

	September 9, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$56,247	$40,500	$57,951	$40,500
Debt	$1,075,888	$1,114,658	$780,880	$794,900

We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. We estimate the fair value of our note receivable by discounting the future cash flows related to the note at estimated market rates. The underlying collateral of the note receivable has a fair value greater than the carrying value of the note receivable. The carrying value of our other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that we had previously filed against the borrower.  While we intend to continue to vigorously pursue our rights in the bankruptcy case, it is too early in the process to determine the likelihood of potential outcomes. As a result of pursuing our rights in the foreclosure proceedings and the bankruptcy case, we have incurred approximately $1.2 million in legal fees for the period from January 1, 2011 to September 9, 2011. Subsequent to the end of the third quarter, the borrower agreed to continue to pay interest at the default rate through December 2011. We agreed to fund the hotel's cash flow shortfalls, if any, during the first quarter of 2012 up to $800,000, which will be treated as additional principal.

During the third quarter, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement is recorded in corporate expenses on the accompanying condensed consolidated statement of operations. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County.

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

The Conrad Chicago failed the performance test under the management agreement. During the second fiscal quarter, we accrued approximately $1.0 million for repayment of key money to Hilton upon termination. In October 2011, we amended the management agreement to include a performance guarantee for the remaining term of the agreement, which ends in 2015. We believe there are compelling investment opportunities at the hotel and expect to invest $3.5 million in the hotel to add 4,100 square feet of new meeting space, reposition the food and beverage outlets and re-concept the hotel lobby. Under the terms of the amended management agreement, the key money repayment is no longer due. Accordingly, the Company reversed the $1.0 million key money repayment accrual during the third quarter.

Sale of Three-Hotel Portfolio

We have entered into a purchase and sale agreement to sell a portfolio of three non-core hotel properties to an affiliate of Inland American for a contractual purchase price of $262.5 million. The 1,422-room portfolio consists of the 492-room Renaissance Austin located in Austin, Texas, the 521-room Renaissance Waverly located in Atlanta, Georgia, and the 409-room Griffin Gate Marriott Resort and Spa located in Lexington, Kentucky.

Upon the sale of the portfolio, we expect to receive net cash proceeds of approximately $80 million and to assign $180 million of mortgage debt to the buyer. The transaction is expected to close during the fourth quarter subject to the satisfaction of closing conditions, including the receipt of lender consents. Due to the outstanding contingencies for the completion of the sale, which could cause the transaction not to be completed in a timely manner, or at all, we did not report the operating results of the three hotels as discontinued operations in the third fiscal quarter. We expect to report the three hotels as discontinued operations when the outstanding contingencies have been resolved. We expect to record a net gain upon completion of the transaction of approximately $5.0 million to $6.0 million.

Income Taxes

We had no accruals for tax uncertainties as of September 9, 2011 and December 31, 2010. As of September 9, 2011, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

We are a lodging-focused real estate company that currently owns a portfolio of 26 premium hotels and resorts with 11,828 guestrooms as well as a senior mortgage loan secured by another hotel. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

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

Consistent with our strategy, we continue to focus on opportunistically investing in premium full-service hotels and, to a lesser extent, premium urban limited-service hotels located throughout North America. Our portfolio of 26 hotels is concentrated in key gateway cities and in destination resort locations. Most of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

We differentiate ourselves from our competitors because of our adherence to three basic principles:

•	high-quality urban- and destination resort-focused branded hotel real estate;

•	conservative capital structure; and

•	thoughtful asset management.

High Quality Urban and Destination Resort Focused Branded Real Estate

We currently own 26 premium hotels and resorts in North America. These hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

Conservative Capital Structure

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Other than borrowings under our $200 million senior unsecured credit facility, our outstanding debt is fixed interest rate mortgage debt with limited near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with a prudent amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly levered capital structure.

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

We continue to explore strategic options to maximize the growth of our revenue and profitability. We continue to focus our hotel managers on minimizing the increases in our property-level operating expenses and we continue to maintain reasonable corporate expenses. We work closely with our managers to optimize the mix of business at our hotels in order to maximize potential revenue.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 67% of total revenues for the period from January 1, 2011 to September 9, 2011, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA and FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Our Hotels

The following table sets forth certain operating information for each of our owned hotels for the period from January 1, 2011 to September 9, 2011. The operating information presented below assumes we owned our hotels acquired in 2011 and 2010 since January 1, 2010.

Property (2)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2010 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	70.5%	$184.90	$130.28	3.0%
Los Angeles Airport Marriott	Los Angeles, California	1,004	86.3%	104.64	90.29	6.9%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	76.3%	139.47	106.41	8.2%
Radisson Lexington Hotel New York (1)	New York, New York	712	95.4%	180.19	171.84	6.9%
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	71.7%	191.18	137.00	5.7%
Renaissance Waverly Hotel	Atlanta, Georgia	521	68.2%	129.01	88.02	7.4%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	60.0%	127.22	76.28	5.5%
Renaissance Worthington	Fort Worth, Texas	504	71.5%	159.30	113.88	8.4%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	83.7%	239.39	200.46	1.8%
Renaissance Austin Hotel	Austin, Texas	492	64.6%	140.88	91.01	4.1%
Torrance Marriott South Bay	Los Angeles County, California	487	81.1%	105.61	85.64	4.5%
Orlando Airport Marriott	Orlando, Florida	485	77.2%	99.90	77.12	10.3%
Marriott Griffin Gate Resort	Lexington, Kentucky	409	61.0%	130.04	79.33	0.3%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	54.5%	113.64	61.87	10.0%
Atlanta Westin North at Perimeter (1)	Atlanta, Georgia	372	72.3%	107.92	78.03	6.7%
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	65.8%	226.25	148.94	(2.6)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	68.0%	133.83	91.00	13.7%
Courtyard Manhattan/Midtown East	New York, New York	312	83.2%	243.92	203.01	7.1%
Conrad Chicago (1)	Chicago, Illinois	311	84.5%	187.61	158.54	15.8%
Bethesda Marriott Suites	Bethesda, Maryland	272	64.9%	167.16	108.51	(0.3)%
JW Marriott Denver at Cherry Creek (1)	Denver, Colorado	196	71.7%	231.79	166.20	4.5%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	85.8%	243.78	209.19	3.0%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.9%	211.60	150.06	14.6%
Courtyard Denver Downtown (1)	Denver, Colorado	177	79.9%	152.68	121.96	1.6%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	92.1%	195.28	179.76	9.2%
Renaissance Charleston	Charleston, South Carolina	166	84.8%	168.95	143.30	8.5%
TOTAL/WEIGHTED AVERAGE		11,828	74.6%	$158.08	$117.92	4.8%
____________________

(1)	These hotels report operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2011 to August 31, 2011 for these hotels.

2011 Highlights

Times Square Development. On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 285 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price, which varies only by total guest rooms built and the completion date for the hotel. We are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2013.

Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

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

Acquisition of the JW Marriott Denver at Cherry Creek. On May 19, 2011, we acquired the 196-room JW Marriott Denver at Cherry Creek located in Denver, Colorado for approximately $74.2 million. We funded the acquisition with corporate cash and the assumption of a $42.4 million mortgage loan. The mortgage loan bears interest at a fixed rate of 6.47% and matures in July 2015. We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional term of 5 years upon mutual consent. The management agreement provides for a base management fee of 2.25% to 3.25% of gross revenues and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a JW Marriott hotel under a new 15-year franchise agreement with Marriott. The franchise fees are 6.0% of gross rooms revenue and 3.0% of food and beverage revenue.

Acquisition of the Radisson Lexington Hotel New York. On June 1, 2011, we acquired the 712-room Radisson Lexington Hotel located in New York City for approximately $336.8 million. The acquisition was funded with corporate cash and a $115.0 million draw on our senior unsecured credit facility. We retained the existing hotel manager, Highgate Hotels, under a new 10-year management agreement, which may be renewed for an additional term of 5 years at the manager's option upon meeting certain financial performance hurdles. The management agreement provides for a base management fee of 2.5% of gross revenues during the first year and 3.0% of gross revenues thereafter. The agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. We assumed the existing franchise agreement with Radisson, which provides an option for termination during two 60-day windows, the first of which begins on March 1, 2012, for a termination fee. We are currently assessing the optimal brand strategy for the hotel.

Acquisition of the Courtyard Denver Downtown. On July 22, 2011, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for purchase price of $46.2 million.  The acquisition was funded with corporate cash, a $15 million draw on our credit facility, and the assumption of a $27.2 million mortgage loan. The loan bears an annual fixed interest rate equal to 6.26%, amortizes on a 30-year schedule and matures on August 5, 2012. We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional term of 5 years with mutual consent. The management agreement provides for a base management fee of 2% to 3% of gross revenues, and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement.  The hotel remains a Courtyard hotel under a new 16-year franchise agreement with Marriott. The franchise fee is 5.5% of gross room revenue.

Credit Facility Amendment. On June 2, 2011, we amended our $200.0 million unsecured credit facility to reduce the interest rate spread, lower certain fees and extend the term for an additional year.

Sale of Three-Hotel Portfolio. We have entered into a purchase and sale agreement to sell a portfolio of three non-core hotel properties to an affiliate of Inland American for a purchase price of $262.5 million. The 1,422-room portfolio consists of the 409-room Griffin Gate Marriott Resort and Spa in Lexington, Kentucky, the 521-room Renaissance Waverly in Atlanta, Georgia, and the 492-room Renaissance Austin in Austin, Texas. Upon the sale of the portfolio, we expect to receive net cash proceeds of approximately $80 million and to assign $180 million of mortgage debt to the buyer. The transaction is expected to close during the fourth fiscal quarter and is subject to the satisfaction of closing conditions, including the receipt of lender consents. Due to the outstanding contingencies for the completion of the sale, which could cause the transaction not to be completed in a timely manner, or at all, we did not report the operating results of the three hotels as discontinued operations during the third fiscal quarter. We expect to report the three hotels as discontinued operations when the outstanding contingencies have been resolved. We expect to record a net gain upon completion of the transaction of approximately $5.0 million to $6.0 million.

Results of Operations

Comparison of our Fiscal Quarter Ended September 9, 2011 to our Fiscal Quarter Ended September 10, 2010

Our net loss for our fiscal quarter ended September 9, 2011 was $1.0 million compared to a net loss of $3.5 million for our fiscal quarter ended September 10, 2010.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $27.9 million from $151.1 million for our fiscal quarter ended September 10, 2010 to $179.0 million for our fiscal quarter ended September 9, 2011. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$2.8 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$1.3 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$3.1 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$5.4 million increase from the JW Marriott Denver at Cherry Creek, which was purchased on May 19, 2011.

•	$13.1 million increase from the Radisson Lexington Hotel New York, which was purchased on June 1, 2011.

•	$1.2 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Individual hotel revenues for our fiscal quarters ended September 9, 2011 and September 10, 2010, respectively, consist of the following (in millions):

	Fiscal Quarter Ended
	September 9, 2011	September 10, 2010	% Change
Chicago Marriott	$22.3	$21.6	3.2%
Westin Boston Waterfront Hotel (1)	18.8	16.2	16.0
Hilton Minneapolis (1)	15.4	11.8	30.5
Radisson Lexington Hotel New York (1)	13.1	—	100.0
Los Angeles Airport Marriott	12.4	11.3	9.7
Conrad Chicago (1)	7.7	7.1	8.5
Renaissance Waverly Hotel	6.9	6.7	3.0
Renaissance Worthington	6.0	5.4	11.1
Courtyard Manhattan/Midtown East	6.0	5.6	7.1
Oak Brook Hills Marriott Resort	5.8	5.7	1.8
Marriott Griffin Gate Resort	5.7	6.0	(5.0)
Renaissance Austin Hotel	5.4	6.0	(10.0)
Vail Marriott Mountain Resort & Spa (1)	5.4	5.8	(6.9)
Torrance Marriott South Bay	5.4	4.5	20.0
JW Marriott Denver at Cherry Creek (1)	5.4	—	100.0
The Lodge at Sonoma, a Renaissance Resort & Spa	4.8	4.6	4.3
Salt Lake City Marriott Downtown	4.7	4.4	6.8
Atlanta Westin North at Perimeter (1)	4.1	3.9	5.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1) (3)	3.7	10.8	(65.7)
Courtyard Manhattan/Fifth Avenue	3.5	3.3	6.1
Orlando Airport Marriott	3.5	3.2	9.4
Marriott Atlanta Alpharetta	3.4	3.1	9.7
Hilton Garden Inn Chelsea/New York City (1)	3.1	—	100.0
Bethesda Marriott Suites	3.0	3.2	(6.3)
Renaissance Charleston	2.3	0.9	155.6
Courtyard Denver Downtown (2)	1.2	—	100.0
Total	$179.0	$151.1	18.5%

(1)	These hotels report operations on a calendar month and year basis. Our fiscal quarters ended September 9, 2011 and September 10, 2010 include the months of June, July, and August for these hotels.

(2)
The Courtyard Denver Downtown was acquired on July 22, 2011 and reports on a calendar month and yearly basis. The fiscal quarter ended September 9, 2011 includes the operations of the hotel from July 22, 2011 to August 31, 2011.

(3)	The hotel was partially closed for the fiscal quarter ended September 9, 2011 due to the ongoing extensive renovation project.

The following pro forma key hotel operating statistics for our hotels for our fiscal quarters ended September 9, 2011 and September 10, 2010, respectively, include the prior year operating statistics for the prior year period comparable to our 2011 ownership period.

	Fiscal Quarter Ended
	September 9, 2011	September 10, 2010	% Change
Occupancy %	80.0%	77.0%	3.0 percentage points
ADR	$157.93	$154.35	2.3%
RevPAR	$126.40	$118.88	6.3%

The increase in RevPAR is attributable to growth in both occupancy and ADR. The ADR growth is a result of increase in pricing power and a change in mix between our primary customer segments that resulted in an increase in higher-rated business transient business. Revenue from the business transient segment, traditionally the most profitable segment for hotels, increased 4.4% from the prior year. Group revenue increased 2.8% from the prior year. Although the group room nights declined from the prior year, this was offset by an increase in the group ADR. In addition, contract and other business increased 12.3% from the prior year.

Food and beverage revenues increased $1.3 million from the comparable period in 2010, which includes a $3.0 million increase in revenues from our 2010 and 2011 acquisitions. This increase was partially offset by a decrease of $1.7 million at our comparable hotels driven primarily by $2.5 million lower food and beverage revenue at Frenchman's Reef due to the partial closure during the quarter for the renovation project. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $1.2 million, primarily due to our 2010 and 2011 acquisitions.

Hotel operating expenses. The operating expenses for our fiscal quarters ended September 9, 2011 and September 10, 2010 consists of the following (in millions):

	Fiscal Quarter Ended
	September 9, 2011	September 10, 2010	% Change
Rooms departmental expenses	$33.4	$27.0	23.7%
Food and beverage departmental expenses	31.0	30.5	1.6
Other departmental expenses	5.3	4.6	15.2
General and administrative	14.8	13.6	8.8
Utilities	7.2	6.9	4.3
Repairs and maintenance	8.2	7.2	13.9
Sales and marketing	14.3	11.4	25.4
Base management fees	3.9	4.1	(4.9)
Incentive management fees	1.3	1.0	30.0
Property taxes	8.2	4.9	67.3
Other fixed charges	2.8	4.0	(30.0)
Ground rent—Contractual	1.8	1.5	20.0
Ground rent—Non-cash	1.7	1.5	13.3
Total hotel operating expenses	$133.9	$118.2	13.3%

Our hotel operating expenses increased $15.7 million, or 13.3 percent, from $118.2 million for our fiscal quarter ended September 10, 2010 to $133.9 million for our fiscal quarter ended September 9, 2011. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•	$1.8 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$1.0 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$1.7 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$3.5 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$8.5 million increase from the Radisson Lexington Hotel New York, which was purchased on June 1, 2011.

•	$0.6 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

The remaining decrease in operating expenses of $1.4 million at our comparable hotels is primarily due to lower food and beverage departmental costs, general and administrative expenses and utilities as well as the partial closure of Frenchman's Reef during the quarter for the renovation project. The decrease at our comparable hotels is partially offset by a $1.4 million increase in property taxes, primarily as a result of a successful multi-year appeal won in the prior year at the Renaissance Waverly Hotel and the expiration of our PILOT program at the Westin Boston Waterfront Hotel.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The decrease in base management fees is due primarily to the reversal of the $1.0 million accrual for key money repayment at the Conrad Chicago. The Conrad Chicago failed the performance criteria under our management agreement with Hilton and we accrued $1.0 million in the second quarter for key money repayment required to be paid to Hilton upon termination. In October 2011, we amended the management agreement to include a performance guarantee for the remaining term of the agreement, which ends in 2015. The decrease is partially offset by an increase in base management fees due primarily to the impact of our 2010 and 2011 acquisitions.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.5 million from the third fiscal quarter in 2010 to the third fiscal quarter in 2011 due primarily to our 2010 and 2011 acquisitions.

Corporate expenses. Our corporate expenses increased $2.6 million, from $3.9 million for our fiscal quarter ended September 10, 2010 to $6.5 million for our fiscal quarter ended September 9, 2011. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to $1.2 million of legal expenses related to the bankruptcy proceedings of the Allerton Hotel. In addition, we accrued $1.7 million for a tentative settlement of litigation at the Los Angeles Airport Marriott Hotel.

Hotel acquisition costs. We incurred $0.4 million of hotel acquisition costs during the quarter ended September 9, 2011, which were primarily associated with the acquisitions of the JW Marriott Denver at Cherry Creek and Courtyard Denver Downtown. We incurred acquisition costs of $0.9 million during the fiscal quarter ended September 10, 2010 related to the acquisition of the Renaissance Charleston and Hilton Garden Inn Chelsea.

Interest expense. Our interest expense was $13.6 million and $11.2 million for our fiscal quarters ended September 9, 2011 and September 10, 2010, respectively. The increase in interest expense is primarily attributable to our recent mortgage financing on the Hilton Minneapolis, the mortgage loans assumed in our acquisitions of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, and the outstanding borrowings under our credit facility in conjunction with our acquisitions of the Radisson Lexington Hotel New York and Courtyard Denver Downtown.

The interest expense for our fiscal quarter ended September 9, 2011 was comprised of mortgage debt ($13.0 million), amortization of deferred financing costs and debt premium ($0.3 million), and interest and unused fees on our credit facility ($0.8 million), which is partially offset by capitalized interest of $0.5 million. The interest expense for our fiscal quarter ended September 10, 2010 was comprised of mortgage debt ($10.7 million), amortization of deferred financing costs ($0.3 million) and interest and unused facility fees on our credit facility ($0.2 million). As of September 9, 2011, we had property-specific mortgage debt outstanding on thirteen of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. As of September 9, 2011, we had $130 million of outstanding borrowings under our credit facility bearing an interest rate of 3.22%. Our weighted-average interest rate on all debt as of September 9, 2011 was 5.54 percent.

Interest income. Interest income was $24,000 and $0.3 million for our fiscal quarters ended September 9, 2011 and September 10, 2010, respectively. The decrease is primarily due to lower average cash balances quarter over quarter.

Income taxes. We recorded an income tax expense of $1.8 million for our fiscal quarter ended September 9, 2011 and an income tax benefit of $0.7 million for our fiscal quarter ended September 10, 2010. The third quarter 2011 income tax expense includes $1.9 million of income tax expense incurred on the $4.9 million pre-tax income of our taxable REIT subsidiary, or TRS, and $0.1 million of state franchise taxes, offset by a foreign income tax benefit of $0.2 million incurred on the $3.5 million pre-tax loss of the taxable REIT subsidiary that owns Frenchman's Reef. The third quarter 2010 income tax expense includes $0.6 million of income tax expense incurred on the $1.5 million pre-tax income of our TRS for our fiscal quarter ended September 10, 2010, foreign income tax benefit of $1.4 million related to the taxable REIT subsidiary that owns Frenchman’s Reef and $0.1 million of state franchise taxes.

Comparison of the Period from January 1, 2011 to September 9, 2011 to the Period from January 1, 2010 to September 10, 2010

Our net loss for the period from January 1, 2011 to September 9, 2011 was $12.6 million and $11.0 million for the period from January 1, 2010 to September 10, 2010.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our total revenues increased $55.7 million from $415.1 million for the period from January 1, 2010 to September 10, 2010 to $470.8 million for the period from January 1, 2011 to September 9, 2011. This increase includes amounts that are not comparable period-over-period as follows:

•	$21.4 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$6.4 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$7.6 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$6.2 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$13.1 million increase from the Radisson Lexington Hotel New York, which was purchased on June 1, 2011.

•	$1.2 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Individual hotel revenues for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, respectively, consist of the following (in millions):

	Period from
	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010	% Change

Chicago Marriott	$58.4	$57.1	2.3%
Westin Boston Waterfront Hotel (1)	43.7	42.5	2.8
Los Angeles Airport Marriott	37.0	34.7	6.6
Hilton Minneapolis (1)	34.0	11.8	188.1
Frenchman’s Reef & Morning Star Marriott Beach Resort (1) (3)	24.1	37.1	(35.0)
Renaissance Worthington	21.9	21.4	2.3
Renaissance Waverly Hotel	20.9	20.6	1.5
Renaissance Austin Hotel	19.5	19.9	(2.0)
Vail Marriott Mountain Resort & Spa (1)	17.1	18.1	(5.5)
Courtyard Manhattan/Midtown East	16.7	15.6	7.1
Conrad Chicago (1)	15.9	14.1	12.8
Marriott Griffin Gate Resort	15.4	16.1	(4.3)
Torrance Marriott South Bay	15.1	14.0	7.9
Salt Lake City Marriott Downtown	14.6	14.4	1.4
Oak Brook Hills Marriott Resort	14.0	14.0	—
Orlando Airport Marriott	13.9	12.9	7.8
Radisson Lexington Hotel New York (1)	13.1	—	100.0
The Lodge at Sonoma, a Renaissance Resort & Spa	11.4	10.3	10.7
Atlanta Westin North at Perimeter (1)	10.9	10.5	3.8
Marriott Atlanta Alpharetta	10.6	9.5	11.6
Bethesda Marriott Suites	10.3	10.0	3.0
Courtyard Manhattan/Fifth Avenue	10.0	9.6	4.2
Hilton Garden Inn Chelsea/New York City (1)	7.6	—	100.0
Renaissance Charleston	7.3	0.9	711.1
JW Marriott Denver at Cherry Creek (1)	6.2	—	100.0
Courtyard Denver Downtown (2)	1.2	—	100.0
Total	$470.8	$415.1	13.4%

(1)
These hotels report operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2011 to August 31, 2011 and January 1, 2010 to August 31, 2010, respectively, for these hotels.

(2)
The Courtyard Denver Downtown was acquired on July 22, 2011 and reports on a calendar month and yearly basis. The table above includes the operations of the hotel from July 22, 2011 to August 31, 2011.

(3)	The hotel partially closed in May 2011 due to the ongoing extensive renovation project.

The following pro forma key hotel operating statistics for our hotels for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, respectively, include the prior year operating statistics for the prior year period comparable to our 2011 ownership period.

	Period from
	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010	% Change

Occupancy %	73.9%	72.4%	1.5 percentage points
ADR	$156.98	$152.94	2.6%
RevPAR	$115.95	$110.67	4.8%

The increase in ADR is attributable to an increase in pricing power and a change in mix between our primary customer segments that resulted in a shift away from the leisure and other business to higher-rated business transient business. Revenue from the business transient segment, traditionally the most profitable segment for hotels, increased 7.8% from the prior year. Group revenue increased 1.1% from the prior year. Although the group room nights declined from the prior year, this was offset by an increase in the group ADR. In addition, contract and other business increased 9.2% from the prior year.

Food and beverage revenues increased $4.5 million from the comparable period in 2010, which is due to a $10.8 million increase in revenues from our 2010 and 2011 acquisitions, offset by a decrease of $6.3 million at our comparable hotels driven by $4.8 million lower food and beverage revenue at Frenchman's Reef due to the partial closure in May 2011 for the renovation project and lower banquet revenue and outlet revenue at our other comparable hotels. The lower banquet and outlet revenue is primarily attributable to a combination of the lower group room nights and the lower spending by groups at the hotels. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $2.0 million, which is primarily due to our 2010 and 2011 acquisitions.

Hotel operating expenses. The operating expenses for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, respectively, consists of the following (in millions):

	Period from
	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010	% Change

Rooms departmental expenses	$84.6	$71.5	18.3%
Food and beverage departmental expenses	91.3	86.7	5.3
Other departmental expenses	13.7	14.1	(2.8)
General and administrative	41.5	37.8	9.8
Utilities	18.7	17.7	5.6
Repairs and maintenance	22.7	20.0	13.5
Sales and marketing	37.0	30.8	20.1
Base management fees	12.6	11.1	13.5
Incentive management fees	3.0	2.5	20.0
Property taxes	19.8	17.6	12.5
Other fixed charges	7.0	6.8	2.9
Ground rent—Contractual	4.9	2.4	104.2
Ground rent—Non-cash	4.9	5.1	(3.9)
Total hotel operating expenses	$361.7	$324.1	11.6%

Our hotel operating expenses increased $37.6 million, or 11.6 percent, from $324.1 million for the period from January 1, 2010 to September 10, 2010 to $361.7 million for the period from January 1, 2011 to September 9, 2011. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$15.4 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$4.1 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$4.4 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$4.0 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$8.5 million increase from the Radisson Lexington Hotel New York, which was purchased on June 1, 2011.

•	$0.6 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Operating expenses at our comparable hotels are relatively flat to last year. Food and beverage and other departmental expenses have decreased, offset by an increase in rooms departmental expenses, primarily due to higher benefits costs, and higher sales and marketing expenses. The increase in contractual ground rent noted in the table above is attributable to our acquisition of the Hilton Minneapolis in June 2010, which is subject to a ground lease.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is primarily due to the impact of our 2010 and 2011 acquisitions.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $7.6 million from the period from January 1, 2010 to September 10, 2010 to the period from January 1, 2011 to September 9, 2011 due primarily to our 2010 and 2011 acquisitions.

Corporate expenses. Our corporate expenses increased $4.0 million, from $10.9 million for the period from January 1, 2010 to September 10, 2010 to $14.9 million for the period from January 1, 2011 to September 9, 2011. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to $1.2 million of legal expenses related to the bankruptcy proceedings of the Allerton Hotel as well as higher employee-related expenses due to additional employees being hired in late 2010 and in 2011. In addition, we accrued $1.7 million for a tentative settlement of litigation at the Los Angeles Airport Marriott Hotel.

Hotel acquisition costs. We incurred $2.6 million of hotel acquisition costs during the the period from January 1, 2011 to September 9, 2011 associated with the acquisitions of the Times Square development hotel, JW Marriott Denver at Cherry Creek, Radisson Lexington, and Courtyard Denver Downtown. We incurred acquisition costs of $1.2 million during the period from January 1, 2010 to September 10, 2010 related to the acquisitions of the Hilton Minneapolis, Renaissance Charleston, and Hilton Garden Inn Chelsea.

Interest expense. Our interest expense was $37.1 million and $30.5 million for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, respectively. The increase in interest expense is attributable to the reversal of the $3.1 million of penalty interest accrual during the first quarter of 2010, related to the event of default on the Frenchman’s Reef mortgage loan, and to interest on our recent mortgage financing on the Hilton Minneapolis, the mortgage loans assumed in conjunction with our acquisitions of the JW Marriott Denver and Courtyard Denver Downtown, and the outstanding borrowings under our credit facility.

The interest expense for the period from January 1, 2011 to September 9, 2011 was comprised of mortgage debt ($35.5 million), amortization of deferred financing costs and debt premium ($1.1 million), and interest and unused fees on our credit facility ($1.5 million), which is partially offset by capitalized interest of $1.0 million. The interest expense for the period from January 1, 2010 to September 10, 2010 was comprised of mortgage debt ($29.3 million), amortization of deferred financing costs ($0.8 million) and interest and unused facility fees on our credit facility ($0.4 million). As of September 9, 2011, we had property-specific mortgage debt outstanding on thirteen of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. As of September 9, 2011, we had $130 million of outstanding borrowings under our credit facility bearing an interest rate of 3.22%. Our weighted-average interest rate on all debt as of September 9, 2011 was 5.54 percent.

Interest income. Interest income decreased $0.1 million from $0.7 million for the period from January 1, 2010 to September 10, 2010 to $0.6 million for the period from January 1, 2011 to September 9, 2011. The decrease is due to our corporate cash balances being slightly lower in 2011, as well as the interest rates earned on corporate cash having decreased slightly since 2010.

Income taxes. We recorded income tax expense of $0.8 million for the periods from January 1, 2011 to September 9, 2011 and from January 1, 2010 to September 10, 2010. The 2011 income tax expense includes a $0.7 million income tax expense incurred on the $1.7 million pre-tax income of our taxable REIT subsidiary, or TRS, and $0.3 million in state franchise taxes, offset by a foreign income tax benefit of $0.2 million incurred on the $2.8 million of pre-tax loss of the taxable REIT subsidiary that owns Frenchman’s Reef. The 2010 income tax expense includes a $0.4 million income tax benefit incurred on the $0.9 million pre-tax loss of our TRS for the period from January 1, 2010 to September 10, 2010, foreign income tax expense of $0.9 million related to the taxable REIT subsidiary that owns Frenchman’s Reef and $0.3 million of state franchise taxes.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures, funding of the renovation escrow account, and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Other than borrowings under our $200 million senior unsecured credit facility, our outstanding debt is fixed interest rate mortgage debt with limited near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly levered capital structure.

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

We believe that we maintain a reasonable amount of debt. On April 15, 2011, we closed on a new $100 million loan secured by a mortgage on the Hilton Minneapolis. On May 19, 2011, in connection with our acquisition of the JW Marriott Denver at Cherry Creek, we assumed a $42.4 million mortgage loan secured by the hotel. On July 22, 2011, in connection with our acquisition of the Courtyard Denver Downtown, we assumed a $27.2 million loan secured by a mortgage on the hotel. As of September 9, 2011, we have $1.1 billion of debt outstanding with a weighted average interest rate of 5.54% and a weighted average maturity date of approximately 4.6 years. We currently have twelve hotels unencumbered by debt.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. We have borrowed $130.0 million under our senior unsecured credit facility to partially fund the acquisitions of the Radisson Lexington Hotel New York and Courtyard Denver Downtown. In addition, the mortgage loan we assumed in conjunction with our acquisition of the Courtyard Denver Downtown matures in less than one year.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	September 9, 2011
Maximum leverage ratio(1)	60%	45.9%
Minimum fixed charge coverage ratio(2)	1.50x	2.1x
Minimum tangible net worth(3)	$1.8 billion	$1.97 billion
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets are subject, among other restrictions, to the following limitations and covenants:

•	A minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million.

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

On May 24, 2011 we borrowed $115.0 million under the facility to fund a portion of our acquisition of the Radisson Lexington Hotel New York. In conjunction with the acquisition, the seller's $100.0 million mortgage secured by the hotel was assigned to us and we added the mortgage as security to the facility. We have the ability to repay the $100.0 million and release the mortgage as security for the facility at any time. On July 21, 2011, we borrowed an additional $15 million under the facility to fund a portion of our acquisition of the Courtyard Denver Downtown.

As of September 9, 2011, we had $130.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.9x. Accordingly, interest on our borrowings under the facility will continue to be based on

LIBOR plus 300 basis points. We incurred interest and unused credit facility fees on the facility of $0.8 million and $0.2 million for our fiscal quarters ended September 9, 2011 and September 10, 2010, and $1.5 million and $0.4 million for the periods from January 1, 2011 to September 9, 2011 and January 1, 2010 to September 10, 2010, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of September 9, 2011, we had $28.8 million of unrestricted corporate cash and $65.6 million of restricted cash.

Our net cash provided by operations was $43.3 million for the period from January 1, 2011 to September 9, 2011. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $438.9 million for the period from January 1, 2011 to September 9, 2011 primarily as a result of the acquisitions of the JW Marriott Denver, Radisson Lexington, and Courtyard Denver Downtown ($385.5 million) and the deposit on the to-be-developed hotel in Time Square ($20.0 million). In addition, we made certain capital expenditures at Frenchman's Reef and our other hotels and funded restricted cash reserves for capital expenditures.

Our net cash provided by financing activities was $340.2 million for the period from January 1, 2011 to September 9, 2011 primarily as a result of $149.7 million of proceeds from our follow-on equity offering, $100.0 million of proceeds from our Hilton Minneapolis mortgage loan and $130.0 million of draws on our credit facility, partially offset by $26.9 million of dividend payments and $2.5 million paid for financing costs and $3.8 million paid to repurchase shares for employee taxes.

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

During the first fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on April 7, 2011 to stockholders of record as of March 25, 2011. During the second fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on June 27, 2011 to stockholders of record as of June 17, 2011. During the third fiscal quarter, our board of directors declared a cash dividend of $0.08 per share of common stock. The dividend was paid on September 20, 2011 to stockholders of record as of September 9, 2011.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 9, 2011, we have set aside $47.3 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

Although we significantly curtailed capital expenditures at our hotels in the last several years, we continue to benefit from the extensive capital investments made from 2006 to 2008, during which time many of our hotels were fully renovated. During 2011, we have commenced or plan to commence approximately $65 million of capital improvements, approximately $40 million of which will be funded from corporate cash and the remainder from reserves held by our managers. Our estimated 2011 capital expenditures include approximately $37 million for the 2011 portion of the Frenchman’s Reef capital investment program ($31.7 million from corporate cash and existing property reserves and $5.3 million from Marriott). We spent approximately $35.4 million on capital improvements during the period from January 1, 2011 to September 9, 2011.

We have substantially completed the 2011 portion of the comprehensive $45 million capital investment program at Frenchman's Reef. The majority of the renovation and repositioning program commenced in early May 2011 when two of the resort's four buildings (representing approximately 300 guestrooms) closed. In October 2011, the hotel reopened substantially all of its guestrooms and public areas. During the project, we experienced material renovation disruption to operations resulting from the partial closure.

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

	Fiscal Quarter Ended		Period from
	September 9, 2011	September 10, 2010	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010

	(in thousands)
Net loss	$(1,015)	$(3,534)	$(12,613)	$(11,040)
Interest expense	13,605	11,240	37,088	30,455
Income tax expense (benefit)	1,798	(660)	795	803
Real estate related depreciation and amortization	23,801	21,297	66,835	59,278
EBITDA	$38,189	$28,343	$92,105	$79,496

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

	Fiscal Quarter Ended		Period from
	September 9, 2011	September 10, 2010	January 1, 2011 to September 9, 2011	January 1, 2010 to September 10, 2010

	(in thousands)
Net loss	$(1,015)	$(3,534)	$(12,613)	$(11,040)
Real estate related depreciation and amortization	23,801	21,297	66,835	59,278
FFO	$22,786	$17,763	$54,222	$48,238

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 9, 2011 was $1.1 billion, of which $130.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $1.3 million annually.

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

PART II. OTHER INFORMATION

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

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that we had previously filed against the borrower.  While we intend to continue to vigorously pursue our rights in the bankruptcy case, it is too early in the process to determine the likelihood of potential outcomes. As a result of pursuing our rights in the foreclosure proceedings and the bankruptcy case, we have incurred approximately $1.2 million in legal fees for the period January 1, 2011 to September 9, 2011. Subsequent to the end of the third quarter, the borrower agreed to continue to pay interest at the default rate through December 2011. We agreed to fund the hotel's cash flow shortfalls, if any, during the first quarter of 2012 up to $800,000, which will be treated as additional principal.

During the third quarter, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement is recorded in corporate expenses on the accompanying condensed consolidated statement of operations. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County.

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

10.1*	Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit is management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DiamondRock Hospitality Company

October 19, 2011

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)