Form 10-K
period 2011-12-31
DiamondRock Hospitality Co
filed 2012-02-29
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 17, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 167,918,292 shares of its $0.01 par value common stock outstanding as of February 29, 2012.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011, are incorporated by reference in Part III herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “we,” “our,” “us” and “the Company” refer to DiamondRock Hospitality Company, including as the context requires, DiamondRock Hospitality Limited Partnership, as well as our other direct and indirect subsidiaries.

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). We own a portfolio of 26 premium hotels and resorts that contain 11,828 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and asset management of high quality, branded lodging properties with superior growth prospects in North American markets with high barriers to entry.

We differentiate ourselves from our competitors by adhering to three basic principles in executing our strategy:

•	high-quality urban- and destination resort-focused branded hotel real estate;

•	innovative asset management; and

•	conservative capital structure.

In addition, we are committed to enhancing the value of the Company's platform by being open and transparent in our communications with stockholders, scrutinizing our corporate overhead and adopting and following sound corporate governance practices.

Consistent with our strategy, we continue to direct our energies toward opportunistic investments in premium full-service hotels and premium urban limited-service hotels located throughout North America. Our portfolio is concentrated in key gateway cities and destination resorts located in popular vacation settings. Each of our hotels is managed by a third party and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

We own 26 premium hotels and resorts throughout North America. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in four key gateway cities (New York City, Chicago, Los Angeles and Boston) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

We critically evaluate each potential acquisition to insure that the prospective asset is aligned with the vision we have set forth, supports our mission and corresponds with our strategy. Furthermore, we regularly analyze our portfolio to identify weaknesses therein and to strategize for the disposition of non-core assets in order to recycle capital for additional acquisitions.

A core tenet of our strategy is to leverage the top global hotel brands. We strongly believe that the largest global hotel brands create significant value as a result of each brand's ability to produce incremental revenue and that, as a result, branded hotels are able to generate greater profits than similar unbranded hotels. The dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and most of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton). Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand. However, we would own or acquire non-branded hotels in certain top-tier or unique markets if we believe that the returns on these hotels would be higher than if the hotels were operated under a globally recognized brand.

Innovative Asset Management

We believe that we create significant value in our portfolio by utilizing our management team's extensive experience and encouraging innovative asset management strategies. Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants.

We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor to manage each of our hotels pursuant to a management agreement with one of our subsidiaries. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

We continue to explore strategic options to maximize the growth of revenue and profitability. We persist in impressing upon our hotel managers the importance of limiting increases in property-level operating expenses. We maintain our practice of working closely with managers to optimize business at our hotels in order to maximize revenue and we remain committed to the objective of maintaining conservative corporate expenses.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Conservative Capital Structure

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt as of December 31, 2011 consists of fixed interest rate mortgage debt with no significant maturities until late 2014 and outstanding borrowings under our senior unsecured credit facility, which bears interest at an attractive floating rate. We also maintain low financial leverage by often funding a portion of our acquisitions with proceeds from the issuance of equity. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through use of a highly leveraged capital structure.

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

At all times, we actively review and manage the sources and uses of our funds in order to mitigate our exposure to economic risks and to maximize returns for our investors. In response to volatility in the financial markets during the last several years, we have undertaken additional measures in order to navigate the challenges created thereby and we are perpetually evaluating and updating these measures in order to effectively address evolving economic, social and political climates. Our ultimate goal in this regard is to create and maintain long-term stockholder value.

We believe that we maintain a reasonable amount of debt. As of December 31, 2011, we had $1.0 billion of total debt outstanding with a weighted average interest rate of 5.61% percent and a weighted average maturity date of approximately 4.3 years. In addition, we had 12 hotels unencumbered by debt and $100 million outstanding on our $200 million senior unsecured credit facility.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. We have been successful in acquiring, financing and asset managing our hotels, completing over $320 million of capital expenditures on time and on budget and complying with the complex public company accounting and legal requirements with only 22 employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices. We believe that we have among the most transparent disclosures in the industry and we consistently go beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels, enabling our investors to effectively evaluate our successes and challenges. Finally, we consider our corporate governance practices to be sound in that we have a majority-independent Board of Directors elected annually by our stockholders, we believe that our risk of takeover is limited by anti-takeover devices and our officers and directors are subject to stock ownership policies designed to insure that these persons own a meaningful amount of stock in the Company.

We currently own 26 hotels that contain 11,828 hotel rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Washington, D.C.; Sonoma, California; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, a 282-room hotel under development in New York City. During 2011, we entered into an agreement to sell a portfolio of three hotels located in Lexington, Kentucky; Austin, Texas; and Atlanta, Georgia and the sale is expected to close during the first quarter of 2012.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. We have the ability to issue limited partnership units to third parties in connection with acquisitions of hotel properties. In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS (each, a TRS lessee), or to an unrelated third party. We currently lease all of our domestic hotels to TRS lessees. In turn our TRS lessees must engage a third-party management company to manage the hotels. However, we may structure our properties that are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, Frenchman's Reef is held by a U.S. Virgin Islands corporation, which we have elected to be a TRS.

The following chart shows our corporate structure as of the date of this report:

DiamondRock
Hospitality Company
100%
(direct and indirect)
DiamondRock
Hospitality Limited
Partnership
(our operating partnership)
100%
100%
Bloodstone TRS, Inc.
(our taxable REIT
subsidiary)
100%
Subsidiaries
Owning Hotels
Leases
Subsidiaries
Leasing Hotels
(our TRS Lessees)
Management
Agreements
Hotel Management
Companies, including
Marriott International, Inc.
or one or more wholly
owned subsidiaries of
Marriott

Environmental Matters

In connection with the ownership of hotels, the Company is subject to various federal, state and local environmental laws and regulations relating to environmental protection. Under these laws, a current or previous owner or operator (including tenants) of real estate may be liable for the costs or removal or remediation of certain hazardous or toxic substances at, on, under or in such property. These laws typically impose liability without regard to fault or whether or not the owner or operator knew of or caused the presence of the contamination and the liability under these laws may be joint and several. Because these laws also impose liability on the persons who owned the property at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell properties. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner or operator to sell that property or to borrow funds using such property as collateral. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment.

Our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew and waste management. Our hotels incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information regarding past uses of the property. These assessments generally do not include soil sampling, subservice investigations, comprehensive asbestos surveys or mold investigations. We cannot assure you that these assessments will discover every environmental condition that may be present on a property. Material environmental condition, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

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

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Starwood or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These global brands' reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Employees

We currently employ 22 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Radisson Lexington Hotel, Courtyard Manhattan/Fifth Avenue, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront Hotel and Hilton Minneapolis are currently represented by labor unions and are subject to collective bargaining agreements.

Regulation

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, as amended, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we believe we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

Available Information

We maintain a website at the following address: www.drhc.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website free of charge as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to provide any amendments or waivers to our Code of Business Conduct and Ethics that apply to any of our executive officers or our senior financial officers within four business days following the date of amendment or waiver. Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the Company's SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

The information included or referenced to, on or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

DiamondRock is traded on the New York Stock Exchange, or NYSE, under the symbol DRH.

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

In addition to fluctuations related to our business model, our hotels are and will continue to be subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•	dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•	competition from other hotels located in the markets in which we own properties;

•	an over-supply or over-building of hotels in the markets in which we own properties which could adversely affect occupancy rates, revenues and profits at our hotels;

•	increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

In addition, our hotels are mostly in the premium full-service segment of the hotel business, which, historically, tends to have the strongest operating results in a growing economy and the weakest results in a contracting or slow growth economy when many travelers might curtail travel or choose lower cost hotels. In periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating premium full-service hotels as compared to other classes of hotels.

The occurrence of any of the foregoing factors could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our portfolio is highly concentrated in a handful of core markets.

During 2011, 74% of our earnings from continuing operations were derived from our hotels in six major cities (New York City, Boston, Chicago, Denver, Los Angeles and Atlanta) and three destination resorts (Frenchman's Reef, Vail Marriott, and the Lodge at Sonoma), with 21% of our earnings from continuing operations being derived from our properties in New York City. As such, the operations of these hotels - particularly the operations of New York City properties - will have a material impact on our overall results of operations. This concentration in our portfolio may lead to increased volatility in our results. If lodging fundamentals in any of these cities are poor compared to the United States as a whole, the popularity of any of these destination resorts decreases, or a manmade or natural disaster or casualty or other damage occurs to one of our key hotels, our overall results of operations may be adversely affected.

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been linked to key macroeconomic indicators, such as GDP growth, employment, corporate earnings and investment, and travel demand. As these indicators improve, we anticipate that lodging operating fundamentals will improve as well. However, if the economic recovery should falter and there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected.

Our hotels are subject to significant competition.

Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, we may experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. In particular, we own the Vail Marriott Mountain Resort & Spa which has been impacted by a new Four Seasons Hotel, which opened in late 2010, and the expansion of the Sebastian Hotel, both of which compete with the Vail Marriott for guests. In addition, the Four Seasons Hotel has substantial meeting space and competes with our hotel for groups planning meetings in Vail.

Additionally, over 10,000 rooms have been, or will be, added to the Manhattan hotel market, including an expected 1,800-room increase in supply in 2012. Although many of these hotels are not located in our specific sub-markets of Manhattan, the operating performance of our Manhattan hotels has nevertheless been impacted by the addition of this new supply.

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

It may be in the best interest of our stockholders to sell one or more of our hotels in the future. We cannot predict whether we will be able to sell any hotel property or investment at an acceptable price or otherwise on reasonable terms and conditions. We also cannot predict the length of time that will be necessary to find a willing purchaser and to close the sale of a hotel property or loan.

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

One of our major hotels, Frenchman's Reef & Morning Star Marriott Beach Resort, is located on the side of a cliff facing the ocean in the U.S. Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990's and since then has been damaged by subsequent hurricanes, including Hurricane Earl in 2010. In addition, four of our hotels, the Los Angeles Airport Marriott, the Torrance Marriott South Bay, The Lodge at Sonoma, a Renaissance Resort & Spa and the Renaissance Charleston Historic District, are located in areas that are seismically active. Finally, eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are material to our financial results, having constituted approximately 64% of our total revenues in 2011. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of diseases, such as H1N1, SARS, the avian bird flu or Legionnaires disease, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We cannot assure you that such coverage will be available at reasonable rates or with reasonable deductibles. For example, Frenchman's Reef & Morning Star Marriott Beach Resort has a high deductible if it is damaged due to a named wind storm. Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from that particular hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations secured by or related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

With or without insurance, damage to any of our hotels, or to the hotel industry generally, due to fire, hurricane, earthquake, terrorism, outbreaks such as H1N1, SARS, the avian bird flu or Legionnaires disease, or other man-made or natural disasters or casualty events could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•	construction cost overruns and delays;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•	the renovation investment failing to produce the returns on investment that we expect;

•	disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and

•	disputes with franchisors/hotel managers regarding compliance with relevant management/franchise agreements.

The costs of these capital improvements could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures, or investments through retained earnings, is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements. These sources of funds may not be available on reasonable terms and conditions.

We may be subject to risks associated with a renovation project planned for the Renaissance Worthington.

We are planning to undertake a comprehensive repair of the concrete façade at the Renaissance Worthington. This renovation project gives rise to several risks, including construction cost overruns and delays; closure of portions of the hotel for longer than expected; and reduction in demand for the portion of the hotel that remains open while the renovation project is underway. These costs and delays could have a material adverse effect on occupancy rates, revenues and profits at the hotel.

There are several specific risks associated with the ownership of Frenchman's Reef.

Frenchman's Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990's and since then has been damaged by subsequent hurricanes, including Hurricane Earl in 2010. While we maintain insurance against wind damage in an amount we believe is customarily obtained for or by hotel owners, Frenchman's Reef has a $5 million deductible if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $5 million caused by a named windstorm event. While we cannot predict whether there will be another hurricane that will impact this hotel, if there were, then it could have a material adverse affect on the operations of this hotel. Further, in the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of the hotel. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman's Reef, as well as the anticipated future revenue and profits of this hotel. In that event, we might nevertheless remain obligated for mortgage debt related to Frenchman's Reef. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

Part of the renovation and repositioning program undertaken at the hotel in 2011 included a redesign to the mechanical plant to allow the hotel to generate its own electricity in order to significantly reduce both the kilowatt hour consumption and the cost per kilowatt hour; however, the hotel still depends on oil to generate electricity. If the price of oil were to increase, the cost of utilities would likely increase dramatically and this would have a significant impact on the results of operation at the hotel. Also, if the hotel's self-generation system fails, the hotel will be forced to utilize service from local utility providers which are prone to disruptions, including power outages from time to time. Such disruptions could adversely affect occupancy rates, revenues and profits at the hotel.

Frenchman's Reef benefits from a tax holiday, which permits us to pay income taxes at 19 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands. The tax holiday expires in February 2015 and there can be no assurance that such tax exemptions or similar exemptions will be secured at the expiration of the tax holiday.

We may have difficulty executing our investment strategy associated with our purchase of the Allerton loan.

We acquired the Allerton loan with the expectation of subsequently foreclosing on, or otherwise taking control of, the Allerton Hotel, which secures the mortgage loan. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U. S. Code, 111 U.S.C. §§ 101 et seq., as amended. The filing of the bankruptcy proceedings had the effect of staying the foreclosure proceedings that we had previously filed against the borrower. As a result, we cannot be certain that we will be able to successfully foreclose on, or otherwise take control of, the Allerton Hotel. If we are unable to acquire the Allerton Hotel, we may hold the loan as a debt investment after completion of the bankruptcy proceedings. If this is the outcome of the bankruptcy proceedings, we are subject to several risks, including (i) the risk that the bankruptcy court reduces the principal amount of the loan based on a claim of equitable subordination or other claim, (ii) the risk that the bankruptcy court orders a restructuring of the loan at below-market terms and (iii) the risk of another borrower default.

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

We are party to a purchase and sale agreement to acquire, upon completion (expected in 2014), a hotel property under development on West 42nd Street in Times Square, New York City. The hotel is expected to contain 282 guest rooms. We are exposed to the risk that the third-party developer will fail to substantially complete the development of the hotel in accordance with the contractual scope or that the developer defaults under another obligation set forth in the purchase and sale agreement with us. We are also exposed to the risk that the developer will default on an obligation to a lender, which may have a security interest in the property senior to us. In either of these cases, we may lose the opportunity to acquire the hotel and may have no recourse to the developer. In addition, the hotel is not expected to be opened for approximately 24 to 30 months. If we acquire this hotel, there can be no assurance that the market where it is located will not be experiencing a downturn when the acquisition is completed and the hotel may not perform as we expect.

Our hotel portfolio is not diverse by brand or manager and there are risks associated with using Marriott's brands on most of our hotels and having Marriott manage most of our hotels.

Twenty of our current hotels utilize brands owned by Marriott. As a result, our success is dependent in part on the continued success of Marriott and its brands. We believe that building brand value is critical to increasing demand and building customer loyalty. If market recognition or the positive perception of these Marriott brands is reduced or compromised, the goodwill associated with Marriott branded hotels and the results of operations of our hotels may be adversely affected. As a result, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our results of operations are highly dependent on the management of our hotel properties by third-party hotel management companies.

In order to qualify as a REIT, we cannot operate our hotel properties or control the daily operations of our hotel properties. Our TRS lessees may not operate these hotel properties and, therefore, they must enter into third-party hotel management agreements with one or more eligible independent contractors. Thus, third-party hotel management companies that enter into management contracts with our TRS lessees control the daily operations of our hotel properties.

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our current management agreements are generally non-terminable, subject to certain exceptions for cause, and in the event that we need to replace any of our hotel management companies pursuant to termination for cause, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our ownership of properties through ground leases exposes us to the risk that we may have difficulty financing such properties, be forced to sell such properties for a lower price or lose such properties upon breach or termination of the ground leases.

We hold a leasehold interest in the land underlying five of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis), the parking lot at another of our hotels (Renaissance Worthington) and the golf courses at two of our hotels (Marriott Griffin Gate Resort and Oak Brook Hills Marriott Resort). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price whatsoever, so we may find that we will have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

In addition, our current hotel management agreements contain initial terms ranging from five to forty years and certain agreements have renewal periods of five to forty-five years which are exercisable at the option of the property manager. Because our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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

These provisions of our mortgage agreements may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. To the extent we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

Our ground leases contain certain provisions that may limit our ability to sell our hotels.

Our ground lease agreements with respect to Bethesda Marriott Suites, Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

The failure of tenants under our retail leases at our hotels may adversely affect our results of operation.

On occasion, tenants at our hotel properties may fail to make rent payments as and when due. Generally, we hold security deposits in connection with each of the leases which may be applied in the event that the tenant under the lease fails or is unable to make rent payments; however, these security deposits do not provide us with cash flow to pay distributions or for other purposes. In the event that a tenant continually fails to make rent payments, the security deposits may be applied in full to the non-payment of rents and we face the risk of being able to recover only a portion of the rents due to us or being unable to recover any amounts whatsoever.

We face competition for hotel acquisitions and investments and we may not be successful in identifying or completing hotel acquisitions and investments that meet our criteria, which may impede our growth.

One component of our long-term business strategy is expansion through hotel acquisitions and investments. However, we may not be successful in identifying or completing acquisitions or investments that are consistent with our strategy. We compete with institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to acquire. Furthermore, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater financial resources, may not be dependent on third-party financing or the capital markets, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels, hotel companies or hotel investments may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.

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

The hotel industry is seasonal in nature. Generally, our earnings are higher in the second and fourth quarters. As a result, we may have to enter into short-term borrowings in order to offset these fluctuations in earnings and to make distributions to our stockholders.

We rely on technology in our operations and failures, inadequacies or interruptions to our service could harm our business.

The execution of our business strategy is heavily dependent on the use of technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Although we believe we have taken commercially reasonable steps to protect the security of our systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached.  Disruptions in service, system shutdowns and security breaches could have a material adverse effect on our business.

We may be adversely affected by increased use of business related technology which may reduce the need for business related travel.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders may be adversely affected.

Risks Related to the Economy and Credit Markets

The lack of availability and terms of financing could adversely impact the amounts, sources and costs of capital available to us.

The ownership of hotels is very capital intensive. We finance the acquisition of our hotels with a mixture of equity and long-term debt while we traditionally finance renovations and operating needs with cash provided from operations or with borrowings from our corporate credit facility. Typically, when we acquire a hotel, we seek a five to ten year loan secured by a mortgage on the hotel. These loans have a large balloon payment due at their maturity. Generally, we find it more efficient to place a significant amount of debt on a small number of our hotels and we try to maintain a significant number of our hotels unencumbered.

During periods of economic recession, it could be difficult for us to borrow money. Over the last ten years, a significant percentage of hotel loans were made by lenders who quickly sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. If the market for new CMBS issuances results in CMBS lenders making very few loans, there is a risk that the debt capital available to hotel owners could be dramatically reduced.

An uncertain environment in the lodging industry and the economy generally could result in declines in our average daily room rates, occupancy and RevPAR, and thereby have a material adverse effect on our results of operations.

The performance of the lodging industry has traditionally been closely linked with the general economy. While the economic climate appears to be improving, a stall in economic growth or an economic recession would have a material adverse effect on our results of operations. If a property's occupancy or room rates drop to the point where its revenues are less than its operating expenses, then we would be required to spend additional funds in order to cover that property's operating expenses.

In addition, if the operating results decline at our hotels secured by mortgage debt there may not be sufficient operating profit from the hotel to cover the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our corporate credit facility, selling a hotel on disadvantageous terms, including an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

The market price of our common stock could be volatile and could decline, resulting in a substantial or complete loss on our common stockholders' investment.

The market price of our common stock has been highly volatile in the past, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

Risks Related to Our Debt and Financing

Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our stockholders.

Our existing property-level debt instruments contain restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. In addition, this could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

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

Our typical debt contains limited principal amortization; therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Internal Revenue Code of 1986, as amended (the “Code”), a foreclosure of property securing nonrecourse debt would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.

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

Higher interest rates could increase debt service requirements on our floating rate debt, if any, and refinanced debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements - to “hedge” against the possible negative effects of interest rate fluctuations. However, hedging is expensive, there is no perfect hedge, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties.

Risks Related to Regulation, Taxes and the Environment

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters and climate change.

Our hotels are, and the hotels we acquire in the future will be, subject to various federal, state and local environmental laws. Under these laws, courts and government agencies may have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person who arranges for the disposal or treatment, or transports for disposal or treatment, a hazardous substance at a property owned by another person may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

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

Numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions. Changes in the regulations and legislation relating to climate change, and complying with such laws and regulations, may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to pay dividends to our stockholders.

Americans with Disabilities Act and other changes in governmental rules and regulations.

Under the Americans with Disabilities Act of 1990, as amended, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA's requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2011, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result of differences between cash flow and the accrual of income and expenses for tax purposes, or nondeductible expenditures, for example, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

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

We will be subject to a 100% excise tax on transactions with our TRSs that are not conducted on an arm's-length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm's-length rental amount, such amount is potentially subject to this excise tax. While we believe we structure all of our leases on an arm's-length basis, upon an audit, the IRS might disagree with our conclusion.

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

A foreign person disposing of a U.S. real property interest, or USRPI, including shares of a U.S. corporation whose assets consist principally of USRPIs, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity.” A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by foreign persons. Even if we do not qualify as a domestically controlled qualified investment entity, a foreign person's sale of our common stock will generally not be subject to tax under FIRPTA as a sale of a USRPI, provided that (1) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market at the time of the sale, and (2) the selling foreign person held 5% or less of our outstanding common stock at all times during a specified testing period. If we were to fail to qualify as a domestically controlled qualified investment entity at a time when our common stock is not regularly traded on an established securities market, gain realized by a foreign person on a sale of our common stock would be subject to FIRPTA tax and applicable withholding. No assurance can be given that we will be a domestically controlled qualified investment entity or that our common stock will continue to be regularly traded on an established securities market. Additionally, any distributions we make to our foreign shareholders that are attributable to gain from the sale of any USRPI will also generally be subject to FIRPTA tax and applicable withholding, unless our common stock is regularly traded on an established securities market located in the United States at the time of the distribution and the recipient did not own more than 5% of our common stock at any time during the year preceding the distribution.

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

We intend to pay a quarterly dividend that represents at least 90% of cash available for distribution. Our ability to make this intended distribution may be adversely affected by the risk factors described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. In addition, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, any debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time.

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

The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our common stock may trade at prices that are greater or less than our net asset value per share of common stock. If our future earnings or cash distributions are less than expected, it is likely that the market price of our common stock will diminish.

Further issuances of equity securities may be dilutive to current stockholders.

We may issue additional shares of common stock or preferred stock to raise the capital necessary to finance hotel acquisitions, refinance debt, or pay portions of future dividends. In addition, we may issue preferred stock or units in our operating partnership, which are redeemable on a one-to-one basis for our common stock, to acquire hotels. Such issuances could result in dilution of stockholders' equity.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Our Properties

Overview

The following table sets forth certain operating information for each of our hotels owned during the year ended December 31, 2011. The operating information presented below assumes we owned our hotels acquired during 2011 and 2010 since January 1, 2010.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2010 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	72.8%	$191.48	$139.43	4.5%
Los Angeles Airport Marriott	Los Angeles, California	1,004	84.6%	104.15	88.12	6.6%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	73.7%	142.22	104.87	8.8%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	69.7%	197.64	137.69	6.6%
Radisson Lexington Hotel New York (2)	New York, New York	712	95.5%	200.70	191.72	6.1%
Renaissance Waverly Hotel (3)	Atlanta, Georgia	521	65.5%	129.56	84.87	4.5%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	59.4%	127.40	75.64	7.5%
Renaissance Worthington	Fort Worth, Texas	504	71.9%	157.00	112.83	9.5%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	81.8%	229.24	187.53	3.7%
Renaissance Austin Hotel (3)	Austin, Texas	492	62.3%	140.49	87.49	(0.7%)
Torrance Marriott South Bay	Los Angeles County, California	487	81.2%	105.31	85.46	5.7%
Orlando Airport Marriott	Orlando, Florida	485	74.9%	99.05	74.19	6.6%
Marriott Griffin Gate Resort (3)	Lexington, Kentucky	409	60.8%	131.44	79.97	(13.6%)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	54.3%	115.30	62.64	12.1%
Atlanta Westin North at Perimeter	Atlanta, Georgia	372	69.6%	108.94	75.82	6.0%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	61.1%	218.23	133.33	(1.0%)
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.8%	132.24	89.70	13.7%
Courtyard Manhattan/Midtown East	New York, New York	312	83.5%	262.99	219.68	5.0%
Conrad Chicago	Chicago, Illinois	311	83.9%	198.14	166.33	11.0%
Bethesda Marriott Suites	Bethesda, Maryland	272	64.4%	169.54	109.20	0.2%
JW Marriott Denver at Cherry Creek (2)	Denver, Colorado	196	72.8%	230.29	167.59	3.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.9%	260.09	226.07	2.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.4%	217.76	153.32	13.5%
Courtyard Denver Downtown (2)	Denver, Colorado	177	81.2%	151.30	122.84	4.1%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	92.6%	213.29	197.42	6.9%
Renaissance Charleston (1)	Charleston, South Carolina	166	84.6%	167.50	141.74	8.0%
Total/Weighted Average		11,828	73.9%	$162.53	$120.10	4.7%
________________

(1)	The hotel was acquired during 2010.

(2)	The hotel was acquired during 2011.

(3)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

The following table sets forth information regarding our investment in each of our owned hotels as of December 31, 2011:

Property	Location	Year Opened	Number of Rooms	Total Investment(1)	Total Investment Per Room
				(In thousands)
Chicago Marriott	Chicago, Illinois	1978	1,198	$331,686	$276,867
Los Angeles Airport Marriott	Los Angeles, California	1973	1,004	126,159	125,656
Hilton Minneapolis	Minneapolis, Minnesota	1992	821	155,703	189,650
Westin Boston Waterfront Hotel	Boston, Massachusetts	2006	793	349,447	440,664
Radisson Lexington Hotel New York	New York, New York	1929/2008	712	334,909	470,378
Renaissance Waverly Hotel (2)	Atlanta, Georgia	1983	521	131,629	252,648
Salt Lake City Marriott Downtown	Salt Lake City, Utah	1981	510	54,975	107,795
Renaissance Worthington	Fort Worth, Texas	1981	504	81,957	162,614
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	1973/1984	502	126,907	252,802
Renaissance Austin Hotel (2)	Austin, Texas	1986	492	111,052	225,715
Torrance Marriott South Bay	Los Angeles County, California	1985	487	74,036	152,026
Orlando Airport Marriott	Orlando, Florida	1983	485	81,061	167,136
Marriott Griffin Gate Resort (2)	Lexington, Kentucky	1981	409	56,652	138,513
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	1987	386	77,186	199,963
Atlanta Westin North at Perimeter	Atlanta, Georgia	1987	372	65,576	176,281
Vail Marriott Mountain Resort & Spa	Vail, Colorado	1983/2002	344	66,532	193,408
Marriott Atlanta Alpharetta	Atlanta, Georgia	2000	318	38,501	121,073
Courtyard Manhattan/Midtown East	New York, New York	1998	312	75,786	242,902
Conrad Chicago	Chicago, Illinois	2001	311	123,227	396,227
Bethesda Marriott Suites	Bethesda, Maryland	1990	272	48,485	178,254
JW Marriott Denver at Cherry Creek	Denver, Colorado	2004	196	73,983	377,463
Courtyard Manhattan/Fifth Avenue	New York, New York	1990	185	44,463	240,340
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	2001	182	32,359	177,797
Courtyard Denver Downtown	Denver, Colorado	1998	177	46,333	261,769
Hilton Garden Inn Chelsea/New York City	New York, New York	2007	169	69,151	409,177
Renaissance Charleston	Charleston, South Carolina	2001	166	38,942	234,590
Total			11,828	$2,816,697	$238,138
________________

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.

(2)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

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

The hotel was built in 1990. We acquired the hotel in 2004 and hold the property pursuant to a ground lease. The current term of the ground lease will expire in 2087, with no renewal options.

Chicago Marriott

The Chicago Marriott opened in 1978 and contains 1,198 rooms, 90,000 square-feet of meeting space, and three food and beverage outlets. The 46-story hotel sits amid the world-famous shops and restaurants on Michigan Avenue, in the heart of downtown Chicago.

We acquired a fee simple interest in the hotel in 2006 and undertook a $35 million renovation of the hotel in 2008. The renovation included a complete redo of all the meeting rooms and ballrooms, adding 17,000 square feet of new meeting space, reconcepting and relocating the restaurant, expanding the lobby bar and creating a Marriott “great room” in the lobby.

Conrad Chicago

The Conrad Chicago opened in 2001 as a Le Meridien and contains 311 rooms, 33 of which are suites, and 13,000 square-feet of meeting space. The property is located on several floors within the 17-story former McGraw-Hill Building, amid Chicago's Magnificent Mile. The Conrad Chicago rises above the Westfield North Bridge Shopping Centre and the Nordstrom department store on North Michigan Avenue. The Conrad Chicago changed management to Hilton in November 2005 and had its official “Conrad launch” in June 2006. Conrad Hotels is Hilton's luxury brand, similar to Marriott's Ritz-Carlton brand and Starwood's St. Regis brand.

We acquired a fee simple interest in the hotel in 2006. In 2008, we completed a renovation of the guestrooms, corridors, and front entrance. We expect to renovate the lobby and restaurant and add 4,100 square feet of meeting space at the hotel during 2012.

Courtyard Denver Downtown

The Courtyard Denver Downtown is located in downtown Denver, Colorado and contains 177 rooms, including 11 suites, and 3,200 square feet of meeting space. The hotel was a conversion of a department store and opened in 1998. The location produces demand from its proximity to the 16th Street Mall, the Colorado Convention Center, and various other business transient and leisure demand generators within Denver's Central Business District. We acquired a fee simple interest in the hotel in July 2011.

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

We acquired the hotel in 2004. We hold a fee simple interest in a commercial condominium unit, which includes a 47.725% undivided interest in the common elements in the 866 Third Avenue Condominium; the rest of the condominium is owned predominately (48.2%) by the building's other major occupant, Memorial Sloan-Kettering Cancer Hospital. The hotel occupies the lobby area on the 1st floor, all of the 12th-30th floors and its pro rata share of the condominium's common elements.

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

The Frenchman's Reef section of the resort was built in 1973 and the Morning Star section of the resort was built in 1984. Following severe damage from a hurricane, the entire resort was substantially rebuilt in 1996 as part of a $60 million capital improvement. In 2011, we substantially completed a $45 million renovation and repositioning program at Frenchman's Reef, including a major redesign of the pool, spa upgrade and expansion, infrastructure improvements, including the HVAC system, and renovation of guestrooms.

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

JW Marriott Denver at Cherry Creek

The JW Marriott Denver at Cherry Creek is located in the heart of Denver's upscale Cherry Creek district, adjacent to the 160,000 square foot headquarters of Janus Capital, and walking distance to the high-end Cherry Creek Mall. The hotel opened in 2004 and has 196 rooms, including 5 suites, and 8,400 square feet of meeting space. In early 2011, the hotel guestrooms and meeting space were renovated. We acquired a fee simple interest in the hotel in May 2011.

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

We acquired a fee simple interest in the hotel in 2005.

Marriott Griffin Gate Resort

Marriott Griffin Gate Resort is a 163-acre regional resort located north of downtown Lexington, Kentucky. The resort has 409 guestrooms, including 21 suites, as well as 28,000 square feet of meeting space. The resort contains three distinct components: the seven story main hotel and public areas, the Griffin Gate Golf Club, with a Rees Jones-designed 18-hole golf course, and The Mansion (which was originally constructed in 1854 and was Lexington's first AAA 4-Diamond restaurant). The hotel is near the area's major corporate office parks and regional facilities of a number of major companies such as IBM, Toyota, Lexel Corporation and Lexmark International. The hotel also is located in proximity to downtown Lexington, the University of Kentucky, the historic Keeneland Horse Track and the Kentucky Horse Park.

We entered into a contract to sell the hotel during 2011. The sale is expected to close during the first quarter of 2012, subject to the satisfaction of customary closing conditions, including the receipt of lender consents.

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

Orlando Airport Marriott

The Orlando Airport Marriott was built in 1983 and has 485 guestrooms, including 14 suites, and approximately 26,000 square feet of meeting space. The hotel has a resort-like setting yet is well-located in a commercial office park five minutes from the Orlando International Airport. The hotel serves predominantly business transient guests as well as small and mid-size groups due to the hotel's amenities as well as its proximity to the airport.

We acquired a fee simple interest in the hotel in 2005.

Radisson Lexington Hotel New York

The Radisson Lexington Hotel New York is located at the corner of Lexington Avenue and 48th Street in the heart of Midtown Manhattan. The hotel generates demand from its proximity to Grand Central Terminal, headquarters for several Fortune 500 companies, and Fifth Avenue shopping. It is within walking distance of the United Nations, Chrysler Building, Saint Patrick's Cathedral, Rockefeller Center and Times Square. The hotel has 712 guestrooms, including 12 suites.

We acquired a fee simple interest in the hotel in June 2011. We are currently evaluating a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms, to begin in 2013. In addition, we have entered into a non-binding term sheet with Marriott to license the hotel under the “Autograph” brand. The conversion of the hotel to the "Autograph" brand is contingent on the completion of a property improvement plan (PIP) satisfactory to Marriott.

Renaissance Austin

The Renaissance Austin opened in 1986 and includes 492 rooms, 60,000 square feet of meeting space, a restaurant, lounge and delicatessen. The hotel is situated in Austin's Arboretum area, near the major technology firms located in Austin, including Dell, Motorola, IBM, Samsung and National Instruments. In close proximity are office complexes, high-end shopping and upscale restaurants. The hotel is 12 miles from downtown Austin, home of the 6th Avenue Historic District, the State Capitol, and the University of Texas.

We acquired the fee simple interest in the hotel in 2006. During 2011, we entered into a contract to sell the hotel. The sale is expected to close during the first quarter of 2012, subject to the satisfaction of customary closing conditions, including the receipt of lender consents.

Renaissance Charleston

The Renaissance Charleston opened in 2001 and includes 166 guestrooms. The hotel is located in the historic district of Charleston, South Carolina. The hotel targets leisure guests due to its location in the historic district and business transient guests as corporations increase activity in the area. Boeing selected Charleston as the location for its second 787 Dreamliner production facility. The new 1.2 million square foot building opened mid-2011. In addition, Southwest Airlines commenced serving the Charleston International Airport in 2011, which is estimated to bring 200,000 additional passengers to Charleston annually.

We acquired the fee simple interest in the hotel in 2010.

Renaissance Waverly

The Renaissance Waverly opened in 1983 and includes 521 rooms, 65,000 square feet of meeting space, and multiple food and beverage outlets. The Renaissance Waverly consists of a 13-story rectangular tower with an atrium rising to the top floor. The Renaissance Waverly is connected to the Galleria shopping complex and the 320,000 square-foot Cobb Galleria Centre convention facility. The Galleria office complex is within Atlanta's second largest office sub-market and in close proximity to Home Depot's world headquarters, as well as offices for IBM, Lockheed Martin and Coca-Cola.

We acquired a fee simple interest in the hotel in 2006. During 2011, we entered into a contract to sell the hotel. The sale is expected to close during the first quarter of 2012, subject to the satisfaction of customary closing conditions, including the receipt of lender consents.

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

Salt Lake City Marriott Downtown

The Salt Lake City Marriott Downtown has 510 guestrooms, including 6 suites, and approximately 22,300 square feet of meeting space. The hotel's rooms underwent a significant renovation in late 2008 and into early 2009. The hotel is located in downtown Salt Lake City across from the Salt Palace Convention Center near Temple Square. Demand for the hotel is generated primarily by the Convention Center, the Church of Jesus Christ of Latter-day Saints, the University of Utah, government offices and nearby ski destinations.

The hotel is located next to the City Creek Project, one of the largest urban redevelopment projects in the United States. The City Creek Project is a mixed use project consisting of retail, office and residential and is expected to open in early 2012. The City Creek Project is expected to be an attractive amenity and demand-driver for the hotel.

We acquired the hotel in 2004. We hold ground lease interests in the hotel and the extension that connects the hotel to the City Creek Project. The term of the ground lease for the hotel runs through 2056, inclusive of five ten-year renewal options. The term of the ground lease for the extension of the hotel (containing approximately 1,078 square feet) runs through 2017. We own a 21% interest in the land under the hotel, which provides us a right of first refusal in the event that the other owners want to sell their interests in the entity and the right to veto the sale of the land to a third party.

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

Torrance Marriott South Bay

The Torrance Marriott South Bay was built in 1985 and has 487 guestrooms, including 11 suites, and approximately 23,000 square feet of indoor and outdoor meeting space. The hotel is located in Los Angeles County in Torrance, California. Two major Japanese automobile manufacturers, Honda and Toyota, have their U.S. headquarters in the Torrance area and generate demand for the hotel. It is also adjacent to the Del Amo Fashion Center mall, one of the largest malls in America.

We acquired a fee simple interest in the hotel in 2005.

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

We acquired the fee simple interest in the hotel in 2006.

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

We acquired a leasehold interest in the property in 2007. We also acquired a leasehold interest in an adjacent parcel of land with development rights to build a 320 to 350 room hotel. The expansion hotel, should we decide to build it, will be located on a 1½ acre parcel of developable land that is immediately adjacent to the Westin Boston Waterfront Hotel. The expansion hotel is expected to have 320 to 350 rooms and 100 underground parking spaces and, upon construction, could also be attached to the BCEC. We are still investigating the cost to construct, and the potential returns associated with, an expansion hotel and have not concluded whether or not to pursue this portion of the project.

Vail Marriott Mountain Resort & Spa

The Vail Marriott Mountain Resort & Spa is located at the base of Vail Mountain in Vail, Colorado. The hotel opened in 1983 and has 344 guestrooms, including 61 suites, and approximately 21,000 square feet of meeting space. The hotel is approximately 150 yards from the Eagle Bahn Express Gondola, which transports guests to the top of Vail Mountain, with over 5,289 acres of skiable terrain. The hotel is located in Lionshead Village, the center of which was recently completely renovated to create a new European-inspired plaza which includes luxury condominiums and a small 36 room hotel, as well as equipment rentals, ski storage, lockers, ski and snowboard school, shopping and an après ski restaurant and bar; dining and shopping opportunities; and a winter ice-skating plaza and entertainment venues.

We acquired a fee simple interest in the hotel in 2005.

Our Hotel Management Agreements

We are party to hotel management agreements for our 26 hotels owned as of December 31, 2011. Each hotel manager is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse the manager. The managers (or the franchisors in the case of the Vail Marriott Mountain Resort & Spa, Atlanta Westin North at Perimeter, Hilton Garden Inn Chelsea/New York City, JW Marriott Denver at Cherry Creek, Courtyard Denver Downtown, and Radisson Lexington Hotel New York) provide centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Each manager also prepares and implements annual operations budgets subject to our review and approval. Each of our management agreements limits our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.

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

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Austin Renaissance (1)	Marriott	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	Davidson Hotels & Resorts	6/2009	10 years	None
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods
Marriott Griffin Gate Resort (1)	Marriott	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	Marriott	7/2005	30 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Radisson Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	Marriott	1/2005	40 years	None
Waverly Renaissance (1)	Marriott	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
________________

(1)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

Amounts Payable under our Hotel Management Agreements

Under our current hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner's priority. We refer to this excess of operating profits over the owner's priority as “available cash flow.”

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Austin Renaissance (3)	3%		20%	(4)	4%	(5)
Atlanta Alpharetta Marriott	3%		25%	(6)	5%
Atlanta Westin North at Perimeter	2.5%		10%	(7)	4%
Bethesda Marriott Suites	3%		50%	(8)	5%	(9)
Boston Westin Waterfront	2.5%		20%	(10)	4%
Chicago Marriott Downtown	3%		20%	(11)	5%
Conrad Chicago	3%	(12)	15%	(13)	4%
Courtyard Denver Downtown	2%	(14)	10%	(15)	4%
Courtyard Manhattan/Fifth Avenue	5.5%	(16)	25%	(17)	4%
Courtyard Manhattan/Midtown East	5%		25%	(18)	4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%	(19)	5.5%
Hilton Garden Inn Chelsea/New York City	2.5%	(20)	10%	(21)	None
Hilton Minneapolis	3%		15%	(22)	4%
JW Marriott Denver at Cherry Creek	2.25%	(23)	10%	(24)	4%
Los Angeles Airport Marriott	3%		25%	(25)	5%
Marriott Griffin Gate Resort (3)	3%		20%	(26)	5%
Oak Brook Hills Marriott Resort	3%		30%	(27)	5.5%
Orlando Airport Marriott	3%		25%	(28)	5%
Radisson Lexington Hotel New York	2.5%	(29)	20%	(30)	None
Renaissance Charleston	3.5%		20%	(31)	5%
Renaissance Worthington	3%		25%	(32)	5%
Salt Lake City Marriott Downtown	3%	(33)	20%	(34)	5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%	(35)	5%
Torrance Marriott South Bay	3%		20%	(36)	5%
Waverly Renaissance (3)	3%		20%	(37)	4%	(5)
Vail Marriott Mountain Resort & Spa	3%		20%	(38)	4%
____________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

(4)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.0 million and (ii) 10.75% of certain capital expenditures.

(5)	The FF&E contribution increases to 4.5% beginning in January 2026 and thereafter.

(6)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(7)
Calculated as a percentage of operating profits after an owner's priority of $3.7 million in 2011, $4.2 million in 2012, $4.7 million in 2013 and $5.0 million in 2014. In 2015 and thereafter, the owner's priority adjusts annually based upon CPI. The incentive management fee cannot exceed 1.5% of total revenue.

(8)
Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner's priority expires in 2027.

(9)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.8 million.

(10)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which resets with each sale.

(11)	Calculated as 20% of net operating income before base management fees. There is no owner's priority.

(12)
The base management fee is reduced by the amount in which operating profits do not meet the performance guarantee. The performance guarantee was $8.2 million in 2011 and base management fees were reduced to zero.

(13)	The owner's priority is calculated as 103% of the prior year cash flow.

(14)
The base management fee will increase to 2.5% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(15)	Calculated as a percentage of operating profits in excess of 12% of our invested capital and an additional 5% of operating profits in excess of 15% of our invested capital.

(16)
The base management fee is 5.5% of gross revenues through fiscal year 2014 and 6% for fiscal year 2015 through the expiration of the agreement. Prior to 2015, the base management fee may increase to 6.0% at the beginning of the fiscal year following the achievement of operating profits equal to or above $5.0 million.

(17)
Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $13.0 million and (ii) 10.75% of certain capital expenditures.

(20)	The base management fee will increase to 2.75% in September 2013 for the remaining term of the agreement.

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

(23)
The base management fee will increase to 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(24)	Calculated as a percentage of operating profits in excess of 11% of our invested capital and an additional 5% of operating profits in excess of 12% of our invested capital.

(25)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.4 million and (ii) 10.75% of certain capital expenditures.

(26)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of certain capital expenditures.

(27)
Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits will decrease to 20% beginning in fiscal year 2022.

(28)
Calculated as a percentage of operating profits in excess of the sum of (i) $9.0 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits will decrease to 20% beginning in fiscal year 2022.

(29)	The base management fee will increase to 3.0% in June 2012 for the remaining term of the agreement.

(30)	Calculated as a percentage of operating profits in excess of 8% of our invested capital. Total management fees cannot exceed 4% of gross revenues.

(31)	Calculated as a percentage of operating profits in excess of the sum of (i) $2.6 million and (ii) 10% of certain capital expenditures.

(32)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.

(33)
Following the opening of two new Marriott-branded hotels in Salt Lake City, the base management fee will decrease to 1.5% for the first two years following the first hotel opening and 2.0% for the next three years.

(34)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of capital expenditures.

(35)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(36)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(37)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(38)
Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We incurred $22.0 million, $19.1 million and $16.8 million of management fees from continuing operations during the years ended December 31, 2011, 2010, and 2009, respectively. The total management fees from continuing operations for the year ended December 31, 2011 consisted of $5.2 million of incentive management fees and $16.8 million of base management fees. The total management fees from continuing operations for the year ended December 31, 2010 consisted of $4.8 million of incentive management fees and $14.3 million of base management fees. The total management fees from continuing operations for the year ended December 31, 2009 consisted of $4.0 million of incentive management fees and $12.8 million of base management fees.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. The Conrad Chicago failed the performance test under the management agreement in early 2011 and we negotiated an amendment to the management agreement with Hilton, which permitted them to remain as manager under certain terms and conditions, including a performance guarantee for the remainder of the term of the agreement. The Orlando Airport Marriott failed the performance test under the management agreement at the end of 2011. We are currently evaluating whether we will exercise our termination right. Based on our forecast and the hotel's budget, the Oak Brook Hills Marriott Resort is at risk of failing its performance test at the end of 2012.

Our Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our six franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Radisson Lexington Hotel New York	1/2000	20 years(1)	2.75% of gross room sales. (3% of gross room sales beginning April 2012 and thereafter.)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
____________

(1)	An amendment to the franchise agreement permits two 60-day franchise agreement termination windows at the owner's discretion beginning March 1, 2012 and January 31, 2015.

We recorded $5.7 million, $2.6 million and $1.9 million of franchise fees during the fiscal years ended December 31, 2011, 2010, and 2009, respectively.

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

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•	The Hilton Minneapolis is subject to a ground lease that runs until 2091. There are no renewal options.

In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•	The golf course at the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of renewal options.

•	The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

Finally, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options. The remainder of the land on which the parking garage is constructed is owned by us in fee simple.

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

The following table reflects the annual base rents of our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 10/2087	$537,140 (2)
	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	1,132,812
		10/2027 - 9/2037	1,416,015
		10/2037 - 9/2047	1,770,019
		10/2047 - 9/2057	2,212,524
		10/2057 - 9/2067	2,765,655
		10/2067 - 9/2077	3,457,069
		10/2077 - 9/2085	4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2008 - 12/2012	$10,277
		1/2013 - 12/2017	11,305
	Westin Boston Waterfront Hotel (6) (Base rent)	Through 12/2011	$0
		1/2012 - 12/2015	500,000
		1/2016 - 12/2020	750,000
		1/2021 - 12/2025	1,000,000
		1/2026 - 12/2030	1,500,000
		1/2031 - 12/2035	1,750,000
		1/2036 - 6/2099	No base rent
	(Percentage rent)	Through 12/2015	0% of annual gross revenue
		1/2016 - 12/2025	1.0% of annual gross revenue
		1/2026 - 12/2035	1.5% of annual gross revenue
		1/2036 - 12/2045	2.75% of annual gross revenue
		1/2046 - 12/2055	3.0% of annual gross revenue
		1/2056 - 12/2065	3.25% of annual gross revenue
		1/2066 - 6/2099	3.5% of annual gross revenue
	Hilton Minneapolis (7)	1/2010 - 12/2010	$5,193,000
		1/2011 - 12/2011	5,453,000
		1/2012 - 12/2012	5,726,000
		1/2013 - 12/2013	6,012,000
		1/2014 - 12-2014	6,313,000
		1/2015 - 12/2015	6,629,000
		1/2016 - 12-2016	6,960,000
		1/2017 - 12/2017	7,308,000
		1/2018 - 12/2018	7,673,000
		1/2019 - 12/2091	Annual real estate taxes
Ground leases under parking garage:	Renaissance Worthington	Through 7/2012	$36,613
		8/2012 - 7/2022	40,400
		8/2022 - 7/2037	46,081
		8/2037 - 7/2052	51,764
		8/2052 - 7/2056	57,444
Ground leases under golf course:	Marriott Griffin Gate Resort (8)	9/2003 - 8/2008	$90,750

	9/2008 - 8/2013	99,825
	9/2013 - 8/2018	109,800
	9/2018 - 8/2023	120,750
	9/2023 - 8/2028	132,750
	9/2028 - 8/2033	147,000
Oak Brook Hills Marriott Resort	10/1985 - 9/2025	$1 (9)
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2011. Rent will increase annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2011.

(5)	We own a 21% interest in the land underlying the hotel and, as a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(6)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

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

(8)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

(9)	We have the right to extend the term of this lease for two consecutive renewal terms of ten years each with rent at then market value.

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

Debt

The following table sets forth our debt obligations as of December 31, 2011,

Property	Principal Balance (in thousands)	Debt per Room	Interest Rate	Maturity Date	Amortization Provisions
Frenchman's Reef & Morning Star Marriott Beach Resort	$59,645	$118,815	5.44%	August 2015	30 years
Marriott Los Angeles Airport	82,600	82,271	5.30%	July 2015	Interest Only
Courtyard Manhattan /Fifth Avenue	50,708	274,098	6.48%	June 2016	30 years
Courtyard Manhattan /Midtown East	42,303	135,586	8.81%	October 2014	30 years
Orlando Airport Marriott	58,334	120,277	5.68%	January 2016	30 years
Marriott Salt Lake City Downtown	30,210	59,234	5.50%	January 2015	20 years
Renaissance Worthington	55,540	110,197	5.40%	July 2015	30 years
Chicago Marriott Downtown Magnificent Mile	214,324	178,901	5.975%	April 2016	30 years
Renaissance Austin (1)	83,000	168,699	5.507%	December 2016	Interest Only
Renaissance Waverly (1)	97,000	186,180	5.503%	December 2016	Interest Only
Hilton Minneapolis	98,950	120,524	5.464%	April 2021	25 years
JW Marriott Denver at Cherry Creek	41,845	213,496	6.47%	July 2015	25 years
Courtyard Denver Downtown (2)	27,034	152,735	6.26%	August 2012	30 years
Senior unsecured credit facility (3)	100,000		LIBOR + 3.00%	August 2014	Interest Only
Total debt	$1,041,493
___________

(1)	The hotel is under contract to be sold and the mortgages are reported as "mortgage debt of assets held for sale" on our consolidated balance sheets as of December 31, 2011.

(2)	On February 7, 2012, we prepaid the mortage in full.

(3)
The senior unsecured credit facility matures in August 2014. Subject to certain conditions, including being in compliance with all financial covenants, we have one extension option that will extend the maturity for one year. Interest is paid on the periodic advances under our senior unsecured credit facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our leverage.

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that we had previously filed against the borrower.  While we intend to continue to vigorously pursue our rights in the bankruptcy case, it is too early in the process to determine the likelihood of potential outcomes. As a result of pursuing our rights in the foreclosure proceedings and the bankruptcy case, we have incurred approximately $2.3 million in legal fees through December 31, 2011.

In August 2011, we filed a claim in New York State court under a so-called “bad boy guarantee” against an affiliate of the borrower for certain damages incurred as a result of the bankruptcy filing. In January 2012, the New York State court granted summary judgment in our favor, finding the guarantor liable for legal fees incurred by the Company arising out of the bankruptcy filing and we are preparing for a hearing on the reasonableness of the amount of fees. No assurance can be given, however, that the guarantor will not appeal the decision and win on appeal or that we will be successful in collecting the amounts due to us on a final judgment.

Los Angeles Airport Marriott Litigation

In 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement is recorded in corporate expenses on the accompanying consolidated statement of operations. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County, which is expected during 2012.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2010:
First Quarter	$9.82	$7.90
Second Quarter	11.64	8.33
Third Quarter	10.03	7.81
Fourth Quarter	12.08	9.26
Year Ended December 31, 2011:
First Quarter	12.56	10.45
Second Quarter	12.11	9.75
Third Quarter	11.34	7.05
Fourth Quarter	9.93	6.52

The closing price of our common stock on the NYSE on December 31, 2011 was $9.64 per share.

The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor's 500 Index (the “S&P 500 Total Return”) and Morgan Stanley REIT Index (the “RMZ Total Return”). The graph assumes an initial investment of $100 in our common stock in each of the indexes and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

	2006	2007	2008	2009	2010	2011
DiamondRock Hospitality Company Total Return	$100.00	$87.72	$31.72	$54.81	$77.65	$64.55
RMZ Total Return	$100.00	$83.16	$51.59	$66.34	$85.24	$92.65
S&P 500 Total Return	$100.00	$105.60	$66.53	$84.14	$96.81	$98.86

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The following table sets forth the dividends on common shares for the year ended December 31, 2011. We did not pay a dividend for 2010 because we did not have any REIT taxable income for the year ended December 31, 2010.

Payment Date	Record Date	Dividend per Share
April 7, 2011	March 25, 2011	$0.08
June 27, 2011	June 17, 2011	$0.08
September 20, 2011	September 9, 2011	$0.08
January 10, 2012	December 30,2011	$0.08

As of February 17, 2012, there were 14 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity compensation plan information.  The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2011. See Note 7 to the accompanying consolidated financial statements for additional information regarding our 2004 Stock Option and Incentive Plan, as amended.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	262,461	$12.59	4,889,339
Equity compensation plans not approved by security holders	—	—	—
Total	262,461	$12.59	4,889,339

Repurchases of equity securities.  During the year ended December 31, 2011, certain of our employees surrendered 348,449 shares of common stock to the Company as payment for taxes in connection with the vesting of restricted stock.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and the related notes contained elsewhere in this Annual Report on Form 10-K.

We present the following two non-GAAP financial measures that we believe are useful to investors as key supplemental measures of our operating performance: (1) Earnings Before Interest, Income Taxes, Depreciation, and Amortization (or EBITDA); and (2) Funds From Operations (or FFO). We caution investors that amounts presented in accordance with our definitions of EBITDA and FFO may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. EBITDA and FFO should not be considered as an alternative measure of our net income (loss), operating performance, cash flow or liquidity. EBITDA and FFO may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that EBITDA and FFO can enhance your understanding of our results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to GAAP measures such as net income (loss) or cash flow from operations. In addition, you should be aware that adverse economic and market conditions may harm our cash flow. Under this section, as required, we include a quantitative reconciliation of EBITDA and FFO to the most directly comparable GAAP financial performance measure, which is net income (loss).

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for per share data)
Revenues:
Rooms	$441,514	$358,441	$322,568	$392,128	$403,328
Food and beverage	165,114	153,722	142,367	170,307	174,231
Other	31,602	27,160	28,707	31,721	31,937
Total revenues	638,230	539,323	493,642	594,156	609,496
Operating expenses:
Rooms	118,701	95,975	86,904	94,367	92,987
Food and beverage	117,205	108,895	104,210	120,604	121,366
Other hotel expenses and management fees	250,590	214,391	200,685	221,483	218,363
Impairment of favorable lease asset	—	—	2,542	695	—
Hotel acquisition costs	2,521	1,436	—	—	—
Corporate expenses(1)	21,247	16,384	18,317	13,984	13,817
Depreciation and amortization	87,259	76,464	71,017	67,132	64,163
Total operating expenses	597,523	513,545	483,675	518,265	510,696
Operating income	40,707	25,778	9,967	75,891	98,800
Interest income	(614)	(783)	(342)	(1,563)	(2,309)
Interest expense	45,406	35,425	40,400	38,756	39,847
Gain on early extinguishment of debt	—	—	—	—	(359)
(Loss) income from continuing operations before income taxes	(4,085)	(8,864)	(30,091)	38,698	61,621
Income tax (expense) benefit	(3,655)	(1,995)	20,426	9,235	(4,443)
(Loss) income from continuing operations	(7,740)	(10,859)	(9,665)	47,933	57,178
Income (loss) from discontinued operations	62	1,687	(1,425)	4,996	11,131
Net (loss) income	$(7,678)	$(9,172)	$(11,090)	$52,929	$68,309

Earnings (loss) per share:
Continuing operations	$(0.05)	$(0.07)	$(0.09)	$0.51	$0.60
Discontinued operations	0.00	0.01	(0.01)	0.05	0.12
Basic and diluted (loss) earnings per share	$(0.05)	$(0.06)	$(0.10)	$0.56	$0.72
Dividends declared per common share(2)	$0.32	$—	$0.33	$0.75	$0.96
FFO(3)	$91,546	$79,292	$71,639	$131,085	$140,003
EBITDA(4)	$149,676	$127,458	$102,217	$172,113	$200,150

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,234,504	$2,071,603	$1,862,087	$1,920,216	$1,938,832
Cash and cash equivalents	26,291	84,201	177,380	13,830	29,773
Total assets	2,798,635	2,414,609	2,215,491	2,102,536	2,131,627
Total debt	1,042,933	780,880	786,777	878,353	824,526
Total other liabilities	253,545	220,212	253,208	206,551	226,819
Stockholders' equity	1,502,157	1,413,517	1,175,506	1,017,632	1,080,282
_________

(1)
Corporate expenses for the year ended December 31, 2011 includes legal fees of approximately $2.3 million related to the Allerton bankruptcy proceedings and an accrual of $1.7 million for the settlement of the Los Angeles Airport Marriott litigation. Corporate expenses for the year ended December 31, 2009 include charges of approximately $2.6 million related to the retirement of our prior Executive Chairman and the termination of our prior Executive Vice President and General Counsel.

(2)
We paid 90% of the 2009 dividend in shares of common stock and the remainder in cash as permitted by the Internal Revenue Service's Revenue Procedure 2009-15. All of our other dividends have been paid in cash.

(3)
FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) determined in accordance with GAAP, excluding gains (losses) from sales of property and impairment write-downs of depreciable operating property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The calculation of FFO may vary from entity to entity, thus our presentation of FFO may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net (loss) income	$(7,678)	$(9,172)	$(11,090)	$52,929	$68,309
Real estate related depreciation(a)	99,224	88,464	82,729	78,156	75,477
Gain on property disposal, net of tax	—	—	—	—	(3,783)
FFO	$91,546	$79,292	$71,639	$131,085	$140,003

	(a)	Amounts include depreciation expense included in discontinued operations as follows: $12.0 million in 2011 and 2010, $11.7 million in 2009, $11.0 million in 2008, and $10.2 million in 2007.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net (loss) income	$(7,678)	$(9,172)	$(11,090)	$52,929	$68,309
Interest expense(a)	55,507	45,524	51,609	50,404	51,445
Income tax expense (benefit)(b)	2,623	2,642	(21,031)	(9,376)	4,919
Real estate related depreciation(c)	99,224	88,464	82,729	78,156	75,477
EBITDA	$149,676	$127,458	$102,217	$172,113	$200,150

(a)	Amounts include interest expense included in discontinued operations as follows: $10.1 million in 2011 and 2010, $11.2 million in 2009, $11.6 million in 2008 and 2007.

(b)
Amounts include income tax expense (benefit) included in discontinued operations as follows: ($1.0) million in 2011, $0.6 in 2010, ($0.6) million in 2009, ($0.1) million in 2008, and $0.5 million in 2007.

(c)	Amounts include depreciation expense included in discontinued operations as follows: $12.0 million in 2011 and 2010, $11.7 million in 2009, $11.0 million in 2008, and $10.2 million in 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Special Note About Forward-Looking Statements" and "Rick Factors" contained in this Annual Report on Form 10-K an in our other reports that we file from time to time with the SEC.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). We own a portfolio of 26 premium hotels and resorts that contain 11,828 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and asset management of high quality, branded lodging properties with superior growth prospects in North American markets with high barriers to entry.

We differentiate ourselves from our competitors by adhering to three basic principles in executing our strategy:

•	high-quality urban- and destination resort-focused branded hotel real estate;

•	innovative asset management; and

•	conservative capital structure.

In addition, we are committed to enhancing the value of the Company's platform by being open and transparent in our communications with stockholders, scrutinizing our corporate overhead and adopting and following sound corporate governance practices.

Consistent with our strategy, we continue to direct our energies toward opportunistic investments in premium full-service hotels and premium urban limited-service hotels located throughout North America. Our portfolio is concentrated in key gateway cities and destination resorts located in popular vacation settings. Each of our hotels is managed by a third party and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

We own 26 premium hotels and resorts throughout North America. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in four major gateway cities (New York City, Chicago. Los Angeles and Boston) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We consider lodging properties located in gateway cities and resort destinations to be most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

We critically evaluate each potential acquisition to insure that the prospective asset is aligned with the vision we have set forth, supports our mission and corresponds with our strategy. Furthermore, we regularly analyze our portfolio to identify weaknesses therein and to strategize for the disposition of non-key assets in order to recycle capital for additional acquisitions.

A core tenet of our strategy is to leverage the top global hotel brands. We strongly believe that the largest global hotel brands create significant value as a result of each brand's ability to produce incremental revenue and that, as a result, branded hotels are able to generate greater profits than similar unbranded hotels. The dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and most of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton). Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand. However, we would own or acquire non-branded hotels in certain top-tier or unique markets if we believe that the returns on these hotels would be higher than if the hotels were operated under a globally recognized brand.

Innovative Asset Management

We believe that we create significant value in our portfolio by utilizing our management team's extensive experience and encouraging innovative asset management strategies. Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants.

We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor to manage each of our hotels pursuant to a management agreement with one of our subsidiaries. Our philosophy is to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of our portfolio.

We continue to explore strategic options to maximize the growth of revenue and profitability. We persist in impressing upon our hotel managers the importance of limiting increases in property-level operating expenses. We maintain our practice of working closely with managers to optimize business at our hotels in order to maximize revenue and we remain committed to the objective of maintaining conservative corporate expenses.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Conservative Capital Structure

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt as of December 31, 2011 consists of fixed interest rate mortgage debt with no significant maturities until late 2014 and outstanding borrowings under our senior unsecured credit facility, which bears interest at an attractive floating rate. We also maintain low financial leverage by often funding a portion of our acquisitions with proceeds from the issuance of equity. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through use of a highly leveraged capital structure.

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

At all times, we actively review and manage the sources and uses of our funds in order to mitigate our exposure to economic risks and to maximize returns for our investors. In response to volatility in the financial markets during the last several years, we have undertaken additional measures in order to navigate the challenges created thereby and we are perpetually evaluating and updating these measures in order to effectively address evolving economic, social and political climates. Our ultimate goal in this regard is to create and maintain long-term stockholder value.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of total revenues for the year ended December 31, 2011 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

2011 Highlights

Significant highlights for the year ended December 31, 2011 are as follows:

Times Square Development. We entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain 282 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2014.

Follow-on Public Offering. We completed a follow-on public offering of our common stock during the first fiscal quarter of 2011. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at a public offering price of $12.15 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.6 million.

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

Acquisition of the Courtyard Denver Downtown. On July 22, 2011, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for a purchase price of $46.2 million.  The acquisition was funded with corporate cash, a $15 million draw on our credit facility, and the assumption of a $27.2 million mortgage loan. We repaid the loan in full on February 7, 2012.

Credit Facility Amendment. On June 2, 2011, we amended our $200.0 million unsecured credit facility to reduce the interest rate spread, lower certain fees and extend the term for an additional year to August 2014.

Conrad Chicago Performance Guarantee. We negotiated an amendment to the Conrad Chicago management agreement with Hilton to include a performance guarantee for the remaining term of the agreement, which ends in 2015. During 2011, we earned $0.7 million in 2011 under the performance guarantee and expect to earn the same amount in 2012.

Recent Developments

Sale of Three-Hotel Portfolio. During 2011, we entered into an agreement to sell a portfolio of three hotels for a sales price of $262.5 million. The 1,422-room portfolio consists of the 409-room Griffin Gate Marriott Resort and Spa in Lexington, Kentucky, the 521-room Renaissance Waverly in Atlanta, Georgia, and the 492-room Renaissance Austin in Austin, Texas. We expect to receive net cash proceeds from the disposition of approximately $80 million, which will include $180 million of mortgage debt assumption by the buyer. The transaction is expected to close during the first quarter of 2012, subject to the satisfaction of customary closing conditions, including the receipt of lender consents.

Rebranding of the Radisson Lexington. In connection with our acquisition of the Radisson Lexington Hotel New York, we assumed the existing franchise agreement with Radisson which provides for termination options that may be exercised during two 60-day windows, the first of which begins on March 1, 2012, upon payment of a $750,000 termination fee. It is our intention to exercise the termination right and to enter into a franchise agreement with Marriott to license the hotel as a member of its Autograph Collection. We have entered into a non-binding term sheet with Marriott to affiliate the hotel with the Autograph Collection; however, there can be no assurance that Marriott will enter into a franchise agreement and agree to license the hotel. Specifically, the re-branding of the hotel as "The Lexington" and the affiliation of the hotel with Marriott's Autograph Collection will involve the completion of a $30 million capital plan to renovate, reposition and significantly upgrade the hotel.

Radisson Lexington Financing. We have agreed to terms on a $170 million loan secured by a mortgage on the Radisson Lexington Hotel New York. The loan will have a term of three years and bear interest at a floating rate of one-month LIBOR plus 300 basis points. The loan may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions and the payment of an extension fee. The financing also includes $25 million of corporate recourse, which will be eliminated when the hotel achieves a specified debt yield test, the capital renovation plan is completed and the branding requirements of the hotel are met. The closing of the loan is subject to the satisfaction of customary closing conditions, including final loan syndication.

Outlook for 2012

We believe that the lodging industry appears to be in the early stages of a long and sustainable recovery. Industry data suggests that the lodging industry has commenced a multi-year period of historically low additions to hotel supply. With the low supply backdrop, we anticipate that the increase in travel demand will translate into significant revenue and profit growth for existing hotel owners. Moreover, we believe that we are in an excellent hotel acquisition environment, as we are evaluating an increasing number of high-quality assets being marketed for purchase. We believe that our flexible and conservative capital structure ensures that we are prepared to capitalize on opportunities that may arise that we believe are in the best interests of our Company and our stockholders in this advantageous environment.

Our Hotels

The following table sets forth certain operating information for each of our owned hotels for the year ended December 31,

2011. The operating information presented below assumes we owned our hotels acquired in 2011 and 2010 since January 1, 2010.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2010 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	72.8%	$191.48	$139.43	4.5%
Los Angeles Airport Marriott	Los Angeles, California	1,004	84.6%	104.15	88.12	6.6%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	73.7%	142.22	104.87	8.8%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	69.7%	197.64	137.69	6.6%
Radisson Lexington Hotel New York (2)	New York, New York	712	95.5%	200.70	191.72	6.1%
Renaissance Waverly Hotel (3)	Atlanta, Georgia	521	65.5%	129.56	84.87	4.5%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	59.4%	127.40	75.64	7.5%
Renaissance Worthington	Fort Worth, Texas	504	71.9%	157.00	112.83	9.5%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	81.8%	229.24	187.53	3.7%
Renaissance Austin Hotel (3)	Austin, Texas	492	62.3%	140.49	87.49	(0.7%)
Torrance Marriott South Bay	Los Angeles County, California	487	81.2%	105.31	85.46	5.7%
Orlando Airport Marriott	Orlando, Florida	485	74.9%	99.05	74.19	6.6%
Marriott Griffin Gate Resort (3)	Lexington, Kentucky	409	60.8%	131.44	79.97	(13.6%)
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	54.3%	115.30	62.64	12.1%
Atlanta Westin North at Perimeter	Atlanta, Georgia	372	69.6%	108.94	75.82	6.0%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	61.1%	218.23	133.33	(1.0%)
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.8%	132.24	89.70	13.7%
Courtyard Manhattan/Midtown East	New York, New York	312	83.5%	262.99	219.68	5.0%
Conrad Chicago	Chicago, Illinois	311	83.9%	198.14	166.33	11.0%
Bethesda Marriott Suites	Bethesda, Maryland	272	64.4%	169.54	109.20	0.2%
JW Marriott Denver at Cherry Creek (2)	Denver, Colorado	196	72.8%	230.29	167.59	3.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.9%	260.09	226.07	2.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.4%	217.76	153.32	13.5%
Courtyard Denver Downtown (2)	Denver, Colorado	177	81.2%	151.30	122.84	4.1%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	92.6%	213.29	197.42	6.9%
Renaissance Charleston (1)	Charleston, South Carolina	166	84.6%	167.50	141.74	8.0%
Total/Weighted Average		11,828	73.9%	$162.53	$120.10	4.7%
________________

(1)	The hotel was acquired during 2010.

(2)	The hotel was acquired during 2011.

(3)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Our net loss for the year ended December 31, 2011 was $7.7 million compared to a net loss of $9.2 million for the year ended December 31, 2010.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations, which exclude revenues from the Renaissance Waverly Hotel, Renaissance Austin Hotel and Marriott Griffin Gate Resort that are classified as "held for sale," increased $98.9 million from $539.3 million for the year ended December 31, 2010 to $638.2 million for the year ended December 31, 2011. This increase includes amounts that are not comparable year-over-year as follows:

•	$21.4 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$6.4 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$7.6 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$13.1 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$34.4 million increase from the Radisson Lexington Hotel New York, which was purchased on June 1, 2011.

•	$4.1 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Individual hotel revenues comprising our revenues from continuing operations for the years ended December 31, 2011 and 2010, respectively, consist of the following (in millions):

	Year Ended December 31,
	2011	2010	% Change

Chicago Marriott	$90.9	$86.4	5.2%
Westin Boston Waterfront Hotel	66.6	63.4	5.0
Los Angeles Airport Marriott	52.7	49.9	5.6
Hilton Minneapolis	50.8	27.1	87.5
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	34.4	48.9	(29.7)
Radisson Lexington Hotel New York (2)	34.4	—	100.0
Renaissance Worthington	31.9	30.2	5.6
Courtyard Manhattan/Midtown East	26.1	24.8	5.2
Conrad Chicago	24.9	22.9	8.7
Vail Marriott Mountain Resort & Spa	23.2	23.8	(2.5)
Torrance Marriott South Bay	22.1	20.3	8.9
Salt Lake City Marriott Downtown	21.0	20.2	4.0
Oak Brook Hills Marriott Resort	20.5	20.2	1.5
Orlando Airport Marriott	19.7	18.5	6.5
The Lodge at Sonoma, a Renaissance Resort & Spa	16.9	15.4	9.7
Atlanta Westin North at Perimeter	16.1	15.4	4.5
Courtyard Manhattan/Fifth Avenue	15.5	15.1	2.6
Marriott Atlanta Alpharetta	15.2	13.6	11.8
Bethesda Marriott Suites	15.1	14.8	2.0
JW Marriott Denver at Cherry Creek (3)	13.1	—	100.0
Hilton Garden Inn Chelsea/New York City	12.5	4.5	177.8
Renaissance Charleston	10.5	3.9	169.2
Courtyard Denver Downtown (4)	4.1	—	100.0
Total	$638.2	$539.3	18.3%
_________________

(1)	The hotel was partially closed in 2011 due to the extensive renovation project.

(2)	The Radisson Lexington Hotel New York was acquired on June 1, 2011. The table includes the operations of the hotel from June 1, 2011 to December 31, 2011.

(3)	The JW Marriott Denver at Cherry Creek was acquired on May 19, 2011. The table includes the operations of the hotel from May 19, 2011 to December 31, 2011.

(4)	The Courtyard Denver Downtown was acquired on July 22, 2011. The table includes the operations of the hotel from July 22, 2011 to December 31, 2011.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations (which exclude the three hotels we sold in February 2012) for the years ended December 31, 2011 and 2010 include the prior year operating statistics for the comparable prior year period to our 2011 ownership period.

	Year Ended December 31,
	2011	2010	% Change

Occupancy %	75.4%	73.8%	1.6 percentage points
ADR	$165.86	$160.77	3.2%
RevPAR	$125.06	$118.59	5.5%

The increase in RevPAR is attributable to growth in both occupancy and ADR. Rooms revenue from contract and other business increased 17.7% from 2010. Rooms revenue from the business transient segment, traditionally the most profitable segment for hotels, increased 6.7% from the prior year. Group rooms revenue increased 3.3% from the prior year due primarily to an increase in group ADR as the group room nights were flat to the prior year.

Food and beverage revenues increased $11.4 million from the comparable period in 2010 due primarily to a $13.6 million increase in revenues from our 2010 and 2011 acquisitions, which was offset by a decrease of $2.2 million at our comparable hotels. The decrease at our comparable hotels was primarily driven by $5.8 million lower food and beverage revenues at Frenchman's Reef due to the partial closure during 2011 for the renovation project. Other revenues, which primarily represent spa, golf, and parking revenues, as well as tenant retail lease income and attrition and cancellation fees, increased $4.4 million primarily due to a $3.6 million increase in revenues from our 2010 and 2011 acquisitions.

Hotel operating expenses. Our operating expenses from continuing operations (which excludes the three hotels we sold in February 2012) for the years ended December 31, 2011 and 2010, respectively, consist of the following (in millions):

	Year Ended December 31,
	2011	2010	% Change

Rooms departmental expenses	$118.7	$96.0	23.6%
Food and beverage departmental expenses	117.2	108.9	7.6
Other departmental expenses	17.0	14.8	14.9
General and administrative	55.7	48.7	14.4
Utilities	24.7	22.8	8.3
Repairs and maintenance	30.5	26.5	15.1
Sales and marketing	49.8	40.3	23.6
Base management fees	16.8	14.3	17.5
Incentive management fees	5.2	4.8	8.3
Property taxes	27.0	19.5	38.5
Other fixed charges	9.7	11.0	(11.8)
Ground rent—Contractual	7.3	4.6	58.7
Ground rent—Non-cash	6.9	7.1	(2.8)
Total hotel operating expenses	$486.5	$419.3	16.0%

Our hotel operating expenses increased $67.2 million, or 16.0 percent, from $419.3 million for the year ended December 31, 2010 to $486.5 million for the year ended December 31, 2011. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$15.5 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$4.1 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$4.4 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$8.8 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$20.3 million increase from the Radisson Lexington Hotel New York, which was purchased on June 1, 2011.

•	$2.2 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

The remaining increase in hotel operating expenses of $11.9 million is primarily due to higher rooms and other departmental costs, driven by higher wages and benefits, and increased support costs, specifically sales and marketing and repairs and maintenance expenses. Property taxes at our comparable hotels increased by $2.9 million, or 15 percent, primarily as a result of tax reductions achieved at our downtown Chicago hotels in 2010 and the expiration of our PILOT program at the Westin Boston Waterfront Hotel.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The $2.9 million increase in total management fees reflected in the table above is primarily due to our 2010 and 2011 acquisitions and increased hotel revenues and profits from improvement in lodging fundamentals.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $10.8 million from the year ended December 31, 2010 to the year ended December 31, 2011 due primarily to our 2010 and 2011 acquisitions and the $45 million renovation project at Frenchman's Reef completed in 2011.

Corporate expenses. Our corporate expenses increased $4.8 million, from $16.4 million for the year December 31, 2010 to $21.2 million for the year ended December 31, 2011. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to $2.3 million of legal expenses related to the bankruptcy proceedings of the Allerton Hotel and the $1.7 million accrued for a tentative settlement of litigation with respect to the Los Angeles Airport Marriott Hotel. In addition, we incurred higher employee-related expenses due to additional employees being hired in late 2010 and in 2011.

Hotel acquisition costs. We incurred $2.5 million of hotel acquisition costs during the year ended December 31, 2011 associated with the acquisitions of the Times Square development hotel, JW Marriott Denver at Cherry Creek, Radisson Lexington, and Courtyard Denver Downtown. We incurred acquisition costs of $1.4 million for the year ended December 31, 2010 related to the acquisitions of the Hilton Minneapolis, Renaissance Charleston, and Hilton Garden Inn Chelsea.

Interest expense. Our interest expense was $45.4 million and $35.4 million for the years ended December 31, 2011 and December 31, 2010, respectively. The increase in interest expense is primarily attributable to interest expense on our 2011 mortgage financing on the Hilton Minneapolis, the mortgage loans assumed in conjunction with our acquisitions of the JW Marriott Denver and Courtyard Denver Downtown, and the outstanding borrowings under our credit facility in 2011.

The interest expense for the year ended December 31, 2011 was comprised of mortgage debt ($42.6 million), amortization of deferred financing costs and debt premiums ($1.4 million), interest and unused fees on our credit facility ($2.9 million), which were partially offset by capitalized interest of $1.5 million. The interest expense for the year ended December 31, 2010 was comprised of mortgage debt ($33.3 million), amortization of deferred financing costs ($1.4 million) and interest and unused facility fees on our credit facility ($0.7 million). As of December 31, 2011, we had property-specific mortgage debt outstanding on thirteen of our hotels. All of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. As of December 31, 2011, we had $100 million of outstanding borrowings under our credit facility bearing an interest rate of 3.29%. Our weighted-average interest rate on all debt as of December 31, 2011 was 5.61 percent.

Interest income. Interest income decreased $0.2 million from $0.8 million for the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011. The decrease is primarily due to lower corporate cash balances in 2011.

Discontinued operations. Income from discontinued operations represents the three-hotel portfolio classified as "held for sale." The following table summarizes the income from discontinued operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Hotel revenues	$81,417	$85,049
Hotel operating expenses	(60,331)	(60,630)
Operating income	21,086	24,419
Depreciation and amortization	(11,966)	(12,000)
Interest income	12	14
Interest expense	(10,101)	(10,099)
Pre-tax (loss) income	(969)	2,334
Income tax benefit (expense)	1,031	(647)
Income from discontinued operations	$62	$1,687

Income taxes. We recorded total income tax expense of $2.6 million for the years ended December 31, 2011 and 2010, respectively, which includes income tax classified as discontinued operations. The 2011 income tax expense includes $3.9 million of income tax expense incurred on the $8.6 million pre-tax income of our taxable REIT subsidiary, or TRS and a foreign income tax benefit of $1.3 million incurred on the $8.0 million of pre-tax loss of the taxable REIT subsidiary that owns Frenchman’s Reef. The 2010 income tax expense includes a $1.4 million income tax expense incurred on the $3.0 million pre-tax income of our TRS and foreign income tax expense of $1.2 million related to the taxable REIT subsidiary that owns Frenchman’s Reef.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009.

Our net loss for the year ended December 31, 2010 was $9.2 million as compared to a net loss of $11.1 million for the year ended December 31, 2009.

Revenue. Revenue consists primarily of room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations (which excludes revenues from the three hotels sold in February 2012) increased $45.7 million from $493.6 million for the year ended December 31, 2010 to $539.3 million for the year ended December 31, 2010. This increase includes amounts that are not comparable year-over-year as follows:

•	$27.1 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$3.9 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$4.5 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

Room revenues increased $35.9 million from 2009, which is partially due to $24.6 million of revenues from our 2010 acquisitions. The remaining increase of $11.3 million at our comparable hotels was due to a 2.7 percentage point increase in occupancy and 0.7 percent increase in ADR.

Food and beverage revenues increased $11.4 million from the comparable period in 2009, which is partially due to $10.0 million of revenues from our 2010 acquisitions. The remaining increase of $1.4 million at our comparable hotels is driven by higher outlet revenue and, to a lesser extent, higher banquet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, decreased $1.5 million from the comparable period in 2009, which is primarily the result of lower attrition and cancellation fees for the year ended December 31, 2010 as is typical during the initial stages of a lodging recovery.

The following pro-forma key hotel operating statistics for the years ended December 31, 2010 and 2009, respectively, for the hotels reported in continuing operations include the prior year operating statistics for the comparable year period to our 2010 ownership period.

	Year Ended December 31,
	2010	2009	% Change

Occupancy %	72.0%	69.3%	2.7 percentage points
ADR	$156.76	$155.67	0.7%
RevPAR	$112.89	$107.82	4.7%

Hotel operating expenses. Our operating expenses from continuing operations (which exclude the three hotels we sold in February 2012) for the years ended December 31, 2010 and 2009 consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	% Change

Rooms departmental expenses	$96.0	$86.9	10.5%
Food and beverage departmental expenses	108.9	104.2	4.5
Other departmental expenses	14.8	15.6	(5.1)
General and administrative	48.7	44.8	8.7
Utilities	22.8	21.3	7.0
Repairs and maintenance	26.5	24.9	6.4
Sales and marketing	40.3	35.9	12.3
Base management fees	14.3	12.8	11.7
Incentive management fees	4.8	4.0	20.0
Property taxes	19.5	22.2	(12.2)
Other fixed charges	11.0	9.7	13.4
Ground rent—Contractual	4.6	1.8	155.6
Ground rent—Non-cash	7.1	7.7	(7.8)
Total hotel operating expenses	$419.3	$391.8	7.0%

Our hotel operating expenses increased $27.5 million, or 7.0 percent, from $391.8 million for the year ended December 31,

2009 to $419.3 million for the year ended December 31, 2010. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$18.1 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$2.5 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$2.1 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

The increase in operating expenses is due primarily to the overall increase of occupancy at our hotels as well as higher support costs at our hotels, specifically administrative and sales and marking expenses. Food and beverage expenses decreased at our comparable hotels primarily as a result of our efforts to increase profitability at our hotel restaurants and outlets. Other fixed charges increased primarily as a result of $1.6 million of hurricane damage sustained at Frenchman's Reef from Hurricane Earl in late August 2010. Property taxes decreased as a result of a number of successful multi-year real estate tax appeals as well as lower real estate tax assessments at certain hotels.

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

Depreciation and amortization. Our depreciation and amortization expense increased $5.4 million from the year ended December 31, 2009 to the year ended December 31, 2010 due primarily to our 2010 acquisitions.

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

Hotel acquisition costs. We incurred $1.4 million of hotel acquisition costs during the year ended December 31, 2010 associated with the acquisitions of the Hilton Minneapolis, Renaissance Charleston, and Hilton Garden Inn Chelsea, as well as the entry into the agreement to acquire the hotel now under development in New York City. We had no acquisitions during the year ended December 31, 2009.

Interest expense. Our interest expense was $35.4 million and $40.4 million for the years ended December 31, 2010 and December 31, 2009, respectively. The interest expense for the year ended December 31, 2010 was comprised of mortgage debt ($33.3 million), amortization of deferred financing costs ($1.4 million), and interest and unused fees on our credit facility ($0.7 million). The interest expense for the year ended December 31, 2009 was comprised of mortgage debt ($38.9 million), amortization of deferred financing costs ($0.9 million) and interest and unused facility fees on our credit facility ($0.6 million). In 2009, we recorded $3.1 million of default interest as a result of the event of default on the Frenchman's Reef mortgage, which we reversed in the first quarter of 2010. All of our mortgage debt during 2009 and 2010 was fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year.

Interest income. Interest income increased $0.5 million from $0.3 million for the year ended December 31, 2009 to $0.8 million for the year ended December 31, 2010. The increase is due to our corporate cash balances being slightly higher in 2010, as well as the interest rates earned on corporate cash having increased slightly since 2009.

Discontinued operations. Income (loss) from discontinued operations represents the three-hotel portfolio classified as "held for sale." The following table summarizes the income (loss) from discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009
Hotel revenues	$85,049	$82,039
Hotel operating expenses	(60,630)	(61,174)
Operating income	24,419	20,865
Depreciation and amortization	(12,000)	(11,712)
Interest income	14	26
Interest expense	(10,099)	(11,209)
Pre-tax income (loss)	2,334	(2,030)
Income tax (expense) benefit	(647)	605
Income (loss) from discontinued operations	$1,687	$(1,425)

Income taxes. We recorded an income tax expense of $2.6 million for the year ended December 31, 2010 and an income tax benefit of $21.0 million for the year ended December 31, 2009, which includes income tax classified as discontinued operations. The 2010 income tax expense includes a $1.4 million income tax expense incurred on the $3.0 million pre-tax income of our TRS for the year ended December 31, 2010 and foreign income tax expense of $1.2 million related to the taxable REIT subsidiary that owns Frenchman’s Reef. The 2009 income tax benefit was recorded on the pre-tax loss of our TRS for the year ended December 31, 2009, offset by a foreign income tax expense of $0.4 million related to the taxable REIT subsidiary that owns Frenchman's Reef.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Other than borrowings under our $200 million senior unsecured credit facility, our outstanding debt is fixed interest rate mortgage debt with limited near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. On April 15, 2011, we closed on a new $100 million loan secured by a mortgage on the Hilton Minneapolis. On May 19, 2011, in connection with our acquisition of the JW Marriott Denver at Cherry Creek, we assumed a $42.4 million mortgage loan secured by the hotel. On July 22, 2011, in connection with our acquisition of the Courtyard Denver Downtown, we assumed a $27.2 million loan secured by a mortgage on the hotel, which was repaid on February 7, 2012. As of December 31, 2011, we had $1.0 billion of debt outstanding with a weighted average interest rate of 5.61% and a weighted average maturity date of approximately 4.3 years.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. During the year ended December 31, 2011, we borrowed $130 million under our senior unsecured credit facility to partially fund the acquisitions of the Radisson Lexington Hotel New York and Courtyard Denver Downtown. As of December 31, 2011, we had $100 million outstanding on the credit facility.

Senior Unsecured Credit Facility

On June 2, 2011, we amended and restated our $200 million unsecured credit facility, which now expires in August 2014. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	December 31, 2011
Maximum leverage ratio(1)	60%	44.7%
Minimum fixed charge coverage ratio(2)	1.50x	2.07x
Minimum tangible net worth(3)	$1.8 billion	$2.0 billion
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement and which includes our commitment on the Times Square development hotel, divided by total asset value, which is defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on (i) until March 31, 2012, appraised values and (ii) after March 31, 2012, hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton loan.

(2)
Fixed charge coverage ratio is Adjusted EBITDA, which is defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 fiscal months, to fixed charges, which is defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12 fiscal month period.

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

•
The unencumbered borrowing base must include the Westin Boston Waterfront, the Conrad Chicago and the Vail Marriott Mountain Resort and Spa. The Conrad Chicago and the Vail Marriott Mountain Resort and Spa may be released from the unencumbered borrowing base upon lender approval and the satisfaction of certain conditions.

In connection with the closing of the Hilton Minneapolis mortgage loan in April 2011, we received lender approval to release the Company’s subsidiaries owning the Hilton Minneapolis as guarantors under the facility.

As of December 31, 2011, we had $100.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.8x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 300 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $2.9 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009 respectively. Subsequent to December 31, 2011, we have borrowed an additional $40 million under the facility.

In conjunction with our acquisition of the Radisson Lexington Hotel New York, the seller's $100.0 million mortgage secured by the hotel was assigned to us and we added the mortgage as security to the facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties and notes, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2011, we had $26.3 million of unrestricted corporate cash and $53.9 million of restricted cash.

Our net cash provided by operations was $104.2 million for the year ended December 31, 2011. Our cash from operations generally consists of the net cash flow from hotel operations which is offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $456.1 million for the year ended December 31, 2011 primarily as a result of the acquisitions of the JW Marriott Denver, Radisson Lexington, and Courtyard Denver Downtown ($385.5 million, collectively) and the deposit on the hotel under development in Times Square ($20.0 million), which is partially offset by the receipt of key money ($6.0 million) with respect to Frenchman's Reef and Conrad Chicago as well as $3.2 million of default interest payments on our note receivable. In addition, we made certain capital expenditures at Frenchman's Reef and our other hotels and funded restricted cash reserves for capital expenditures.

Our net cash provided by financing activities was $294.0 million for the year ended December 31, 2011 primarily as a result of $149.6 million of proceeds from our follow-on equity offering, $100.0 million of proceeds from our Hilton Minneapolis mortgage loan and $100.0 million of net draws on our credit facility, which was partially offset by $40.4 million of dividend payments, $2.5 million paid for financing costs and $3.8 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, as well as $9.0 million of scheduled mortgage debt principal payments.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•	90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, plus

•	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•	any excess non-cash income.

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

The following table sets forth the dividends on common shares for the years ended December 31, 2011, 2010 and 2009:

Payment Date	Record Date	Dividend per Share
January 29, 2010	December 28, 2009	$0.33
April 7, 2011	March 25, 2011	$0.08
June 27, 2011	June 17, 2011	$0.08
September 20, 2011	September 9, 2011	$0.08
January 10, 2012	December 30, 2011	$0.08

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2011, we have set aside $51.0 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property.

During 2011, we spent approximately $55 million of capital improvements. Of that amount, approximately $32 million was funded from corporate cash and the balance from reserves held by our hotel managers and a $5.3 million contribution from Marriott towards the capital investment program at Frenchman's Reef.

We have substantially completed the work scheduled for 2011 in our comprehensive $45 million capital investment program at Frenchman's Reef. The majority of the renovation and repositioning program commenced in early May 2011 when two of the resort's four buildings (representing approximately 300 guestrooms) closed. During the fourth fiscal quarter of 2011, the hotel reopened all of its guestrooms and public areas. During the project, we experienced material renovation disruption to operations resulting from the partial closure.

We expect to spend approximately $45 million for capital improvements in 2012, $16 million of which is expected to be funded from corporate cash. Our significant projects for 2012 include the following:

•
Conrad Chicago. We expect to spend $3.5 million to add 4,100 square feet of new meeting space, reposition the food and beverage outlets and re-concept the hotel lobby. The work is schedule to take place during the summer of 2012 and the first quarter of 2013.

•	Courtyard Midtown East. We expect to spend approximately $2.0 million to renovate the lobby and restaurant, as well as relocate the fitness center and add 5 additional rooms at the hotel.

•	Renaissance Worthington. We expect to spend $1.2 million over the next two years to undertake a comprehensive repair of the concrete façade of the hotel.

•	Marriott Atlanta Alpharetta. We expect to spend $2.4 million to renovate the guestrooms at the hotel during the third quarter of 2012.

We are also currently evaluating extensive renovation projects at the Chicago Marriott Downtown and Radisson Lexington Hotel, which would begin in 2013. The project at the Chicago Marriott Downtown is expected to include the replacement of the hotel's existing 2-pipe HVAC system with a 4-pipe HVAC system and a comprehensive guestroom renovation. The project at the Radisson Lexington Hotel is expected to include a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms, in connection with the hotel's rebranding.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

We use the following two non-GAAP financial measures that we believe are useful to investors as key supplemental measures of our operating performance: (1) EBITDA and (2) FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. Refer to "Item 6. Selected Financial Data" in this Annual Report on Form 10-K for additional information regarding our use of non-GAAP financial measures.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net loss	$(7,678)	$(9,172)	$(11,090)
Interest expense (1)	55,507	45,524	51,609
Income tax expense (benefit) (2)	2,623	2,642	(21,031)
Real estate related depreciation (3)	99,224	88,464	82,729
EBITDA	$149,676	$127,458	$102,217
_______________

(1)	Amounts include interest expense included in discontinued operations as follows: $10.1 million in 2011 and 2010 and $11.2 million in 2009.

(2)	Amounts include income tax expense (benefit) included in discontinued operations as follows: ($1.0) million in 2011, $0.6 in 2010 and ($0.6) million in 2009.

(3)	Amounts include depreciation expense included in discontinued operations as follows: $12.0 million in 2011 and 2010 and $11.7 million in 2009.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net (loss) income (determined in accordance with GAAP), excluding gains (losses) from sales of property and impairment write-downs of depreciable operating property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. We also use FFO as one measure in assessing our results.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net loss	$(7,678)	$(9,172)	$(11,090)
Real estate related depreciation (1)	99,224	88,464	82,729
FFO	$91,546	$79,292	$71,639
_______________

(1)	Amounts include depreciation expense included in discontinued operations as follows: $12.0 million in 2011 and 2010 and $11.7 million in 2009.

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

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions, new hotel construction in markets where our hotels are located and/or decisions to sell any of our properties. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized.

While our hotels have experienced improvement in certain key operating measures as the general economic conditions improve, the operating performance at certain of our hotels has not achieved our expected levels. As part of our overall capital allocation strategy, we assess underperforming hotels for possible disposition, which could result in a reduction in the hotel's carrying amount to its estimated fair value.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2011 was $1.0 billion, of which $100.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 1.0%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $1.0 million annually.

Item 8.   Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2012 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to our 2012 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2012 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2012 proxy statement.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2012 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2012 proxy statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-34.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-33 and F-34:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3. Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 64 and 65 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 29, 2012.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 29, 2012
Mark W. Brugger	(Principal Executive Officer)

/s/ JOHN L. WILLIAMS	President and Chief Operating Officer	February 29, 2012
John L. Williams	and Director

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	February 29, 2012
Sean M. Mahoney	Financial Officer (Principal Financial
and Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 29, 2012
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 29, 2012
Daniel J. Altobello

/s/ W. ROBERT GRAFTON	Director	February 29, 2012
W. Robert Grafton

/s/ MAUREEN L. McAVEY	Director	February 29, 2012
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 29, 2012
Gilbert T. Ray

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.2.1
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.2	Form of Hotel Management Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.3	Form of TRS Lease (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.4*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.6*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)
10.7*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.8	Form of Director Election Form (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.9*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.11
Second Amended and Restated Credit Agreement, dated as of August 6, 2010, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Deutsche Bank Securities, Inc. and Citibank, N.A., as Co-Documentation Agents, and Wells Fargo Securities, LLC and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2010)

10.12
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 17, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011)

10.13*	Form of Severance Agreement, dated as of March 9, 2007 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2007)
10.14*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.15*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.16*
Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.17*
Purchase and Sale Agreement between Lexington Hotel LLC and DiamondRock NY Lex Owner, LLC, dated as of May 12, 2011 (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on May 17, 2011)

10.18*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.19*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.20*	Form of Severance Agreement (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)
12.1**	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1**	List of DiamondRock Hospitality Company Subsidiaries
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
99.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of May 17, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011)

99.2*	Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011.
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Exhibit is a management contract or compensatory plan or arrangement.
** Filed herewith
*** Furnished herewith

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2011. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2011.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

February 29, 2012

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 29, 2012

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010
(in thousands, except share and per share amounts)

	2011	2010
ASSETS
Property and equipment, at cost	$2,667,682	$2,468,289
Less: accumulated depreciation	(433,178)	(396,686)
	2,234,504	2,071,603
Assets held for sale	263,399	—
Restricted cash	53,871	51,936
Due from hotel managers	50,728	50,715
Note receivable	54,788	57,951
Favorable lease assets, net	43,285	42,622
Prepaid and other assets	65,900	50,089
Cash and cash equivalents	26,291	84,201
Deferred financing costs, net	5,869	5,492
Total assets	$2,798,635	$2,414,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$762,933	$780,880
Mortgage debt of assets held for sale	180,000	—
Senior unsecured credit facility	100,000	—
Total debt	1,042,933	780,880
Deferred income related to key money, net	24,593	19,199
Unfavorable contract liabilities, net	81,914	83,613
Due to hotel managers	41,676	36,168
Liabilities of assets held for sale	3,805	—
Dividends declared and unpaid	13,594	—
Accounts payable and accrued expenses	87,963	81,232
Total other liabilities	253,545	220,212
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 167,502,359 and 154,570,543 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,675	1,546
Additional paid-in capital	1,708,427	1,558,047
Accumulated deficit	(207,945)	(146,076)
Total stockholders’ equity	1,502,157	1,413,517
Total liabilities and stockholders’ equity	$2,798,635	$2,414,609

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010, and 2009
(in thousands, except share and per share amounts)

	2011	2010	2009
Revenues:
Rooms	$441,514	$358,441	$322,568
Food and beverage	165,114	153,722	142,367
Other	31,602	27,160	28,707
Total revenues	638,230	539,323	493,642
Operating Expenses:
Rooms	118,701	95,975	86,904
Food and beverage	117,205	108,895	104,210
Management fees	22,031	19,055	16,805
Other hotel expenses	228,559	195,336	183,880
Depreciation and amortization	87,259	76,464	71,017
Impairment of favorable lease asset	—	—	2,542
Hotel acquisition costs	2,521	1,436	—
Corporate expenses	21,247	16,384	18,317
Total operating expenses	597,523	513,545	483,675
Operating income	40,707	25,778	9,967
Interest income	(614)	(783)	(342)
Interest expense	45,406	35,425	40,400
Total other expenses	44,792	34,642	40,058
Loss from continuing operations before income taxes	(4,085)	(8,864)	(30,091)
Income tax (expense) benefit	(3,655)	(1,995)	20,426
Loss from continuing operations	(7,740)	(10,859)	(9,665)
Income (loss) from discontinued operations, net of income taxes	62	1,687	(1,425)
Net loss	$(7,678)	$(9,172)	$(11,090)

(Loss) income per share:
Continuing operations	$(0.05)	$(0.07)	$(0.09)
Discontinued operations	0.00	0.01	(0.01)
Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.10)

Weighted-average number of common shares outstanding:
Basic	166,667,459	144,463,587	107,404,074
Diluted	166,667,459	144,463,587	107,404,074

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011, 2010 and 2009
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2008	90,050,264	$901	$1,100,541	$(83,810)	$1,017,632
Share repurchases	—	—	(749)	—	(749)
Dividends of $0.33 per common share	—	—	—	(41,890)	(41,890)
Issuance and vesting of common stock grants, net	280,265	3	6,625	—	6,628
Sale of common stock in secondary offering, less placement fees and expenses of $669	33,968,894	339	204,636	—	204,975
Net loss	—	—	—	(11,090)	(11,090)
Balance at December 31, 2009	124,299,423	$1,243	$1,311,053	$(136,790)	$1,175,506
Dividends of $0.33 per common share	3,865,961	39	37,563	(114)	37,488
Issuance and vesting of common stock grants, net	623,659	6	(1)	—	5
Sale of common stock in secondary offerings, less placement fees and expenses of $413	25,781,500	258	209,432	—	209,690
Net loss	—	—	—	(9,172)	(9,172)
Balance at December 31, 2010	154,570,543	$1,546	$1,558,047	$(146,076)	$1,413,517
Dividends of $0.32 per common share	1,932	—	230	(54,191)	(53,961)
Issuance and vesting of common stock grants, net	511,222	5	642	—	647
Sale of common stock in secondary offerings, less placement fees and expenses of $262	12,418,662	124	149,508	—	149,632
Net loss	—	—	—	(7,678)	(7,678)
Balance at December 31, 2011	167,502,359	$1,675	$1,708,427	$(207,945)	$1,502,157

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(7,678)	$(9,172)	$(11,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	99,224	88,464	82,729
Corporate asset depreciation as corporate expenses	85	204	145
Non-cash ground rent	6,996	7,092	7,720
Non-cash financing costs and debt premium as interest	1,449	1,370	930
Non-cash reversal of penalty interest	—	(3,134)	—
Impairment of favorable lease asset	—	—	2,542
Amortization of unfavorable contract liabilities	(1,860)	(1,771)	(1,720)
Amortization of deferred income	(653)	(564)	(564)
Stock-based compensation	4,496	3,967	6,937
Deferred income tax expense (benefit)	1,564	2,043	(21,566)
Changes in assets and liabilities:
Prepaid expenses and other assets	(206)	788	(430)
Restricted cash	(3,393)	(3,835)	520
Due to/from hotel managers	2,999	(2,844)	10,513
Accounts payable and accrued expenses	1,208	2,464	3,872
Net cash provided by operating activities	104,231	85,072	80,538
Cash flows from investing activities:
Hotel acquisitions	(385,472)	(265,999)	—
Purchase deposits	(20,000)	—	—
Purchase of mortgage loan	—	(60,601)	—
Purchase of ground lease interest	—	—	(874)
Cash received from mortgage loan	3,163	2,650	—
Hotel capital expenditures	(54,752)	(31,532)	(24,692)
Change in restricted cash	(5,128)	(15,040)	(2,465)
Receipt of deferred key money	6,047	—	—
Net cash used in investing activities	(456,142)	(370,522)	(28,031)
Cash flows from financing activities:
Proceeds from mortgage debt	100,000	—	43,000
Repayments of mortgage debt	—	—	(73,409)
Draws on senior unsecured credit facility	130,000	—	—
Repayments of senior unsecured credit facility	(30,000)	—	(57,000)
Scheduled mortgage debt principal payments	(8,960)	(5,897)	(4,167)
Proceeds from sale of common stock, net	149,632	209,690	204,975
Repurchase of common stock	(3,849)	(3,961)	(1,057)
Payment of financing costs	(2,457)	(3,238)	(1,219)
Payment of cash dividends	(40,365)	(4,323)	(80)
Net cash provided by financing activities	294,001	192,271	111,043
Net (decrease) increase in cash and cash equivalents	(57,910)	(93,179)	163,550
Cash and cash equivalents, beginning of year	84,201	177,380	13,830
Cash and cash equivalents, end of year	$26,291	$84,201	$177,380

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$54,618	$47,119	$47,595
Cash paid for income taxes	$1,382	$846	$1,023
Capitalized interest	$1,527	$112	$19
Non-cash Financing Activities:
Assumption of mortgage debt	$71,421	$—	$—
Unpaid dividends	$13,594	$—	$41,810

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that currently owns a portfolio of premium hotels and resorts as well as a senior mortgage loan secured by another hotel. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of December 31, 2011, we owned 26 hotels with 11,828 rooms, located in the following markets: Atlanta, Georgia (3); Austin, Texas; Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Lexington, Kentucky; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois. During 2011, we entered into an agreement to sell a portfolio of three hotels located in Lexington, Kentucky; Austin, Texas; and Atlanta, Georgia and the sale is expected to close during the first quarter of 2012.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, accounts payable, accrued expenses and due to/from hotel manager. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 16 for disclosures on the fair value of mortgage debt and note receivable.

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

We had no accruals for tax uncertainties as of December 31, 2011 and 2010.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported on the consolidated statement of operations adjusted for other comprehensive income items. We do not have any items of comprehensive income (loss) other than net income (loss).

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

Hotel Working Capital

The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on our behalf. The due to hotel managers represents liabilities incurred by the hotel on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.

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

3.	Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consists of the following (in thousands):

	2011	2010
Land	$321,892	$241,145
Land improvements	7,994	7,994
Buildings	2,001,762	1,903,782
Furniture, fixtures and equipment	333,305	309,976
CIP and corporate office equipment	2,729	5,392
	2,667,682	2,468,289
Less: accumulated depreciation	(433,178)	(396,686)
	$2,234,504	$2,071,603

As of December 31, 2011 and 2010 we had accrued capital expenditures of $1.9 million and $2.0 million, respectively.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Boston Westin Waterfront Ground Lease	$18,941	$19,156
Boston Westin Waterfront — Lease Right	9,513	9,513
Minneapolis Hilton Ground Lease	5,985	6,059
Oak Brook Hills Marriott Resort Ground Lease	7,352	7,894
Radisson Lexington Restaurant Leases	1,494	—
	$43,285	$42,622

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense was $0.9 million for the year ended December 31, 2011 and $0.8 million for each of the years ended December 31, 2010 and 2009.

In connection with our acquisition of the Radisson Lexington on June 1, 2011, we recorded a $1.6 million favorable lease asset related to certain tenant leases at the hotel. In connection with our acquisition of the Hilton Minneapolis on June 16, 2010, we recorded a $6.1 million favorable lease asset related to the ground lease for the hotel. We determined the value of these assets using a discounted cash flow model based on the favorable differences between the contractual lease payments and estimated market rents. The estimated market rents were provided by a third party appraiser and the discount rate was estimated using a risk adjusted rate of return.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. During the year ended December 31, 2009, we recorded an impairment loss of $2.5 million to write down the carrying value of the lease right to its fair value of $9.5 million. No impairment losses were recorded in 2011 or 2010, respectively.

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

On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of December 31, 2011, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $3.6 million. Foreclosure proceedings were initially filed in April 2010 and on May 5, 2011, the borrower filed for bankruptcy. We continue to pursue our rights in the bankruptcy proceedings, but the outcome is uncertain.

Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of December 31, 2011, we have received default interest payments from the borrower of approximately $5.8 million, of which $3.2 million was received during the year ended December 31, 2011. These payments have been recorded as a reduction of our basis in the Allerton loan. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of December 31, 2011, there was no impairment.

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

Follow-On Public Offerings. On January 31, 2011, we completed a follow-on public offering of our common stock. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at a public offering price of $12.15 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.6 million. On May 28, 2010, we completed a follow-on public offering of our common stock. We sold 23,000,000 shares of common stock, including the underwriters' overallotment of 3,000,000 shares, at a public offering price of $8.40 per share. The net proceeds to us, after deduction of offering costs, were approximately $184.6 million.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2011 and 2010, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2011 and 2010, there were no operating partnership units held by unaffiliated third parties.

7.	Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,110,661 shares as of December 31, 2011. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards as further described below and the stock appreciation rights issued in 2008. On May 6, 2011, we issued (i) 11,872 shares of common stock and (ii) 17,808 deferred stock units to our board of directors having an aggregate value of $325,000, based on the closing price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2009 to December 31, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2009	605,809	$13.02
Granted	1,517,435	2.82
Forfeited	(7,184)	14.61
Vested	(396,684)	9.77
Unvested balance at December 31, 2009	1,719,376	4.76
Granted	356,964	8.41
Additional shares from dividends	46,206	9.57
Vested	(573,848)	5.19
Unvested balance at December 31, 2010	1,548,698	5.49
Granted	308,486	11.54
Additional shares from dividends	18,302	9.23
Forfeited	(17,560)	7.02
Vested	(847,799)	6.01
Unvested balance at December 31, 2011	1,010,127	$6.97

The remaining share awards are expected to vest as follows: 691,862 shares during 2012, 218,967 during 2013, and 99,298 during 2014. As of December 31, 2011, the unrecognized compensation cost related to restricted stock awards was $3.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 21 months. For the years ended December 31, 2011, 2010, and 2009 we recorded $3.6 million, $3.2 million, and $5.7 million, respectively, of compensation expense related to restricted stock awards.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest 3 years from the date of grant. Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of shares of common stock issued to each executive officer at the vesting date is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than 50% of the target return. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award. The fair values of the MSU awards are determined using a Monte Carlo simulation. A summary of our MSU awards from January 1, 2010 to December 31, 2011 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2010	—	$—
Granted	84,854	9.87
Unvested balance at December 31, 2010	84,854	9.87
Granted	72,599	13.43
Additional units from dividends	4,122	9.23
Unvested balance at December 31, 2011	161,575	$11.45

As of December 31, 2011, the unrecognized compensation cost related to the MSUs was $1.0 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. For the years ended December 31, 2011 and 2010, we recorded $0.6 million and $0.2 million, respectively, of compensation expense related to market stock units.

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

The following is a reconciliation of the calculation of basic and diluted loss per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2011	2010	2009
Basic and Diluted (Loss) Earnings per Share Calculation:
Numerator:
Loss from continuing operations	$(7,740)	$(10,859)	$(9,665)
Income (loss) from discontinued operations	62	1,687	(1,425)
Net loss	$(7,678)	$(9,172)	$(11,090)
Weighted-average number of common shares outstanding—basic and diluted	166,667,459	144,463,587	107,404,074

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.05)	$(0.07)	$(0.09)
Discontinued operations	0.00	0.01	(0.01)
Total	$(0.05)	$(0.06)	$(0.10)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Years Ended December 31,
	2011	2010	2009
Unvested restricted common stock	513,657	1,034,235	690,761
Unexercised stock appreciation rights	—	—	—
Shares related to unvested MSUs	152,675	109,648	—
Total	666,332	1,143,883	690,761

9.	Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2011:

Property	Principal Balance (In thousands)	Interest Rate	Maturity Date	Amortization Provisions
Courtyard Manhattan / Midtown East	$42,303	8.81%	October 2014	30 Years
Marriott Salt Lake City Downtown	30,210	5.50%	January 2015	20 Years
Courtyard Manhattan / Fifth Avenue	50,708	6.48%	June 2016	30 Years
Renaissance Worthington	55,540	5.40%	July 2015	30 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	59,645	5.44%	August 2015	30 Years
Marriott Los Angeles Airport	82,600	5.30%	July 2015	Interest Only
Orlando Airport Marriott	58,334	5.68%	January 2016	30 Years
Chicago Marriott Downtown Magnificent Mile	214,324	5.975%	April 2016	30 Years
Hilton Minneapolis	98,950	5.464%	April 2021	25 Years
JW Marriott Denver at Cherry Creek	41,845	6.47%	July 2015	25 Years
Courtyard Denver Downtown (1)	27,034	6.26%	August 2012	30 Years
Renaissance Austin (2)	83,000	5.507%	December 2016	Interest Only
Renaissance Waverly (2)	97,000	5.503%	December 2016	Interest Only
Debt premiums (3)	1,440
Total mortgage debt	942,933
Senior unsecured credit facility	100,000	LIBOR + 3.00% (3.29% at December 31, 2011)	August 2014	Interest Only
Total debt	$1,042,933
Weighted-Average Interest Rate		5.61%
_____________

(1)	We prepaid the mortgage in full on February 7, 2012.

(2)	Classified as mortgage debt of assets held for sale on our consolidated balance sheet as of December 31, 2011.

(3)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek and Courtyard Denver Downtown mortgage debt in 2011.

The aggregate debt maturities as of December 31, 2011 are as follows (in thousands):

2012	$37,745
2013	11,505
2014	153,298
2015	318,208
2016	432,451
Thereafter	88,286
$1,041,493

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2011, 14 of our 26 hotel properties were secured by mortgage debt, including the $100 million mortgage secured by the Radisson Lexington Hotel New York that is held as security under our senior unsecured credit facility. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. We are currently in compliance with the financial covenants of our mortgage debt.

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

On July 22, 2011, in connection with our acquisition of the Courtyard Denver Downtown, we assumed a $27.2 million loan secured by a mortgage on the hotel. The loan bears an annual fixed interest rate equal to 6.26%, amortizes on a 30-year schedule and matures on August 5, 2012. We reviewed the terms of the mortgage loan in conjunction with the hotel purchase accounting and concluded that the interest rate was above current market. Accordingly, we recorded a $0.3 million debt premium to record the debt at fair value as of the acquisition date. The debt premium will be amortized over the remaining life of the loan to interest expense. On February 7, 2012, we repaid the mortgage loan in full without a prepayment penalty.

In connection with the renovation and repositioning project at the Frenchman’s Reef & Morning Star Marriott Beach Resort, we received consent for the project from the lender of the mortgage loan secured by this hotel. In connection with receiving the consent, we were required to deposit $3.4 million into a reserve account for debt service during the renovation project and to establish a lender-held reserve for the project. In addition, we were required to deposit $24.5 million into lender and other escrow reserves for the funding of the renovation. As of December 31, 2011, the reserve funds for the renovation have been used and in January 2012 the remaining funds in the debt service reserve were returned to us.

Subsequent to December 31, 2011, we agreed to terms on a $170 million loan secured by a mortgage on the Radisson Lexington Hotel New York. The loan will have a term of three years and bear interest at a floating rate of one-month LIBOR plus 300 basis points. The loan may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions and the payment of an extension fee. In conjunction with the closing of the loan, we expect to enter into a three-year interest rate swap agreement. The financing also includes $25 million of corporate recourse, which will be eliminated when the hotel achieves a specified debt yield test, the planned capital renovation plan is completed and the branding requirements for the hotel are met. The closing of the loan is subject to the satisfaction of customary closing conditions, including final loan syndication.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	December 31, 2011
Maximum leverage ratio(1)	60%	44.7%
Minimum fixed charge coverage ratio(2)	1.50x	2.07x
Minimum tangible net worth(3)	$1.8 billion	$2.0 billion
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement and which includes our commitment on the Times Square development hotel, divided by total asset value, which is defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on (i) until March 31, 2012, appraised values and (ii) after March 31, 2012, hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton loan.

(2)
Fixed charge coverage ratio is Adjusted EBITDA, which is defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 fiscal months, to fixed charges, which is defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12 fiscal month period.

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

•
The unencumbered borrowing base must include the Westin Boston Waterfront, the Conrad Chicago and the Vail Marriott Mountain Resort and Spa. The Conrad Chicago and the Vail Marriott Mountain Resort and Spa may be released from the unencumbered borrowing base upon lender approval and the satisfaction of certain conditions.

In connection with the closing of the Hilton Minneapolis mortgage loan in April 2011, we received lender approval to release the Company’s subsidiaries owning the Hilton Minneapolis as guarantors under the facility.

As of December 31, 2011, we had $100.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.8x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 300 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $2.9 million, $0.7 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009 respectively. Subsequent to December 31, 2011, we drew an additional $40 million under the facility.

In conjunction with our acquisition of the Radisson Lexington Hotel New York, the seller's $100.0 million mortgage secured by the hotel was assigned to us and we added the mortgage as security to the facility.

10.	Acquisitions

2011 Acquisitions

Times Square Development

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 282 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2014.

Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. In January 2012 we were notified that permits were received to increase the number of rooms from 249 to 282 and we deposited an additional $1.5 million into escrow. All deposits will be interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

JW Marriott Denver at Cherry Creek

On May 19, 2011, we acquired the 196-room JW Marriott Denver at Cherry Creek located in Denver, Colorado for approximately $74 million. We funded the acquisition with corporate cash of $30.3 million and the assumption of a $42.4 million mortgage loan with a fair value of approximately $43.9 million. We reviewed the terms of the mortgage loan in conjunction with the hotel purchase accounting and concluded the interest rate of the loan to be above current market. Accordingly, we recorded a $1.5 million debt premium that will be amortized into interest expense over the remaining life of the loan.

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

Radisson Lexington

On June 1, 2011, we acquired the 712-room Radisson Lexington Hotel located in New York City for approximately $337 million. The acquisition was funded with corporate cash and a $115.0 million draw on our senior unsecured credit facility. We retained the existing hotel manager, Highgate Hotels, under a new 10-year management agreement, which may be renewed for an additional term of 5 years by the manager if the hotel meets certain financial performance hurdles. The management agreement provides for a base management fee of 2.5% of gross revenues during the first year and 3.0% of gross revenues thereafter. The agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement.

We assumed the existing franchise agreement with Radisson, which (i) provides for a franchise fee of 2.75% of gross rooms revenue and (ii) gives us an option for termination during two 60-day windows, the first of which begins on March 1, 2012, for a termination fee. It is our intention to exercise the termination right and to enter into a franchise agreement with Marriott to license the hotel as a member of its Autograph Collection. We have entered into a non-binding term sheet with Marriott to affiliate the hotel with the Autograph Collection; however, there can be no assurance that Marriott will enter into a franchise agreement and agree to license the hotel. Specifically, the affiliation of the hotel with Marriott's Autograph Collection is contingent on the completion of a property improvement plan (PIP) satisfactory to Marriott.

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

Courtyard Denver Downtown

On July 22, 2011, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for approximately $46 million.  The acquisition was funded with corporate cash, a $15 million draw on our senior unsecured credit facility, and the assumption of a $27.2 million mortgage loan, which we repaid in full on February 7, 2012.  We retained the existing hotel manager, Sage Hospitality, under a new 5-year management agreement, which may be renewed for an additional 5 years upon mutual consent.   The management agreement provides for a base management fee of 2% to 3% of gross revenues, and an incentive management fee of 10% to 15% of hotel operating profit above an owner's priority, both depending on the performance of the hotel and determined in accordance with the terms of the management agreement. The hotel remains a Courtyard hotel under a new 16-year franchise agreement with Marriott. The franchise fee is 5.5% of gross room revenue.

2010 Acquisitions

Hilton Minneapolis

On June 16, 2010, we acquired a leasehold interest in the 821-room Hilton Minneapolis in Minneapolis, Minnesota, for total cash consideration of approximately $157 million. We assumed the existing management agreement, which expires in December 2026. The management agreement provides for a base management fee of 3% of the hotel's gross revenues and an incentive management fee of 15% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. The hotel is subject to a ground lease with an agency of the city of Minneapolis that expires in 2091. The ground lease payment and related property tax liability were negotiated as a single payment in lieu of taxes. The single payments increase at a rate of 5% per year through 2018. Beginning in 2019, there will no longer be a stipulated single payment and the hotel will pay only the real property tax portion of the initial single payment based on the then assessed valuation and applicable tax rate. In accordance with GAAP, the total estimated amount to be paid for the ground lease, which is included as part of the single payments through 2018 is being amortized and recognized as an expense on a straight line basis over the life of the ground lease. The contractual single payments under the lease, excluding amounts due in 2019 and beyond, because such amounts are not fixed and determinable, are included in the table in Note 15.

We reviewed the terms of the ground lease in conjunction with the hotel purchase accounting and concluded that the terms are more favorable to us than a typical current market ground lease. Accordingly, we recorded a $6.1 million favorable lease asset that is being amortized over the remaining term of the ground lease.

Renaissance Charleston Historic District Hotel

On August 6, 2010, we acquired the 166-room Renaissance Charleston Historic District Hotel for total cash consideration of approximately $40 million. We assumed the existing management agreement, which expires in December 2021 with two five-year extensions at the option of the manager. The management agreement provides for a base management fee of 3.5% of the hotel's gross revenues and an incentive management fee of 20% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. We reviewed the terms of the management agreement in conjunction with the hotel purchase accounting and concluded that the terms are less favorable than a typical current market management agreement for this type of hotel. Accordingly, we recorded a $2.7 million unfavorable contract liability that is being amortized over the remaining term of the management agreement.

Hilton Garden Inn Chelsea/New York City

On September 8, 2010, we acquired the 169-room Hilton Garden Inn Chelsea/New York City located in New York City for total cash consideration of approximately $69 million. The hotel is managed by Alliance Hospitality Management under a new 10-year management agreement, which provides for a base management fee of 2.5% of the hotel's gross revenues for the first three years and 2.75% of the hotel's gross revenues thereafter. In addition, the agreement provides for an incentive management fee of 10% of hotel operating profits above an owner's priority as defined in the management agreement. The hotel remains Hilton-branded under a franchise agreement.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	JW Marriott Denver	Radisson Lexington	Courtyard Denver	Hilton Minneapolis	Renaissance Charleston	Hilton Garden Inn Chelsea
Land	$9,200	$92,000	$9,400	$—	$5,900	$14,800
Building	63,183	229,372	36,183	129,640	32,511	51,458
Furnitures, fixtures and equipment	1,600	13,400	750	19,700	3,100	2,115
Total fixed assets	73,983	334,772	46,333	149,340	41,511	68,373
Favorable lease assets	—	1,586	—	6,100	—	—
Unfavorable lease liabilities	—	(161)	—	—	(2,700)	—
Net other assets and liabilities	217	568	(148)	1,790	964	622
Total	$74,200	$336,765	$46,185	$157,230	$39,775	$68,995

The acquired properties are included in our results of operations based on their respective dates of acquisition. The following unaudited pro forma results of operations reflect these transactions as if each had occurred on January 1, 2010. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Year Ended December 31,
	2011	2010
Revenues	$667,650	$649,491
Loss from continuing operations	(8,805)	(6,396)
Net loss	(8,743)	(4,710)
Loss per share - Basic and Diluted	$(0.05)	$(0.03)

11.	Assets Held for Sale and Discontinued Operations

During 2011, we entered into an agreement to sell a portfolio of three hotels for a sales price of $262.5 million. The hotels have been reclassified as held for sale in the consolidated balance sheet as of December 31, 2011 and the operating results are reported as discontinued operations for all periods presented in the consolidated statements of operations. We expect the transaction to close during the first quarter of 2012, subject to the satisfaction of customary closing conditions, including the receipt of lender consents.

The significant components of assets held for sale and liabilities of assets held for sale at December 31, 2011 consist of the following (in thousands):

Property and equipment	$311,819
Less: accumulated depreciation	(61,994)
249,825
Restricted cash	6,607
Due from hotel managers	6,661
Prepaid and other assets	48
Deferred financing costs, net	258
Total assets held for sale	$263,399

Mortgage debt of assets held for sale	$180,000
Due to hotel managers	3,101
Accounts payable and accrued liabilities	704
Total liabilities of assets held for sale	$183,805

The following is a summary of the results of income (loss) from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Hotel revenues	$81,417	$85,049	$82,039
Hotel operating expenses	(60,331)	(60,630)	(61,174)
Operating income	21,086	24,419	20,865
Depreciation and amortization	(11,966)	(12,000)	(11,712)
Interest income	12	14	26
Interest expense	(10,101)	(10,099)	(11,209)
Pre-tax (loss) income	(969)	2,334	(2,030)
Income tax benefit (expense)	1,031	(647)	605
Income (loss) from discontinued operations	$62	$1,687	$(1,425)

12. Dividends

The following table sets forth the dividends on common shares for the year ended December 31, 2011. We did not pay a dividend for 2010 as we did not have any REIT taxable income for the year ended December 31, 2010.

Payment Date	Record Date	Dividend per Share
April 7, 2011	March 25, 2011	$0.08
June 27, 2011	June 17, 2011	$0.08
September 20, 2011	September 9, 2011	$0.08
January 10, 2012	December 30, 2011	$0.08

13. Income Taxes

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current - Federal	$—	$—	$—
State	846	279	309
Foreign	—	106	—
	846	385	309
Deferred - Federal	3,996	393	(16,468)
State	78	152	(3,882)
Foreign	(1,265)	1,065	(385)
	2,809	1,610	(20,735)
Income tax provision (benefit) from continuing operations	$3,655	$1,995	$(20,426)
Income tax provision (benefit) from discontinued operations	$(1,031)	$647	$(605)

A reconciliation of the statutory federal tax provision to our income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Statutory federal tax provision (35)%	$(1,430)	$(2,976)	$(10,532)
Tax impact of REIT election	2,853	4,720	(7,717)
State income tax provision (benefit), net of federal tax benefit	601	280	(2,322)
Foreign income tax provision (benefit)	1,550	(736)	(126)
Foreign tax rate adjustment	—	770	—
Other	81	(63)	271
Income tax provision (benefit) from continuing operations	$3,655	$1,995	$(20,426)

We are required to pay franchise taxes in certain jurisdictions. We expensed approximately $0.3 million, $0.2 million and $0.1 million of franchise taxes during the years ended December 31, 2011, 2010 and 2009, respectively, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2011	2010
Deferred income related to key money	$9,644	$7,620
Net operating loss carryforwards	29,803	36,187
Alternative minimum tax credit carryforwards	43	117
Other	533	422
Deferred tax assets	40,023	44,346
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(14,080)	(16,854)
Deferred tax liabilities	(18,340)	(21,114)
Deferred tax asset, net	$21,683	$23,232

We believe that we will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $10.2 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $29.8 million are dependent upon future taxable earnings of the TRS.

The Frenchman's Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expires in February 2015. If the agreement is not extended, the Company will be subject to an income tax rate of 37.4%.

14. Relationships with Managers

We are party to hotel management agreements for our 26 hotels owned as of December 31, 2011. The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our owned hotels at December 31, 2011. Generally, the term of the hotel management agreements renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Austin Renaissance (1)	Marriott	6/2005	20 years	Three ten-year periods
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Atlanta Westin North at Perimeter	Davidson Hotels & Resorts	6/2009	10 years	None
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods
Marriott Griffin Gate Resort (1)	Marriott	12/2004	20 years	One ten-year period
Oak Brook Hills Marriott Resort	Marriott	7/2005	30 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Radisson Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	Marriott	1/2005	40 years	None
Waverly Renaissance (1)	Marriott	6/2005	20 years	Three ten-year periods
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
________________

(1)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

Under our hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner's priority. We refer to this excess of operating profits over the owner's priority as “available cash flow.”

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Austin Renaissance (3)	3%		20%	(4)	4%	(5)
Atlanta Alpharetta Marriott	3%		25%	(6)	5%
Atlanta Westin North at Perimeter	2.5%		10%	(7)	4%
Bethesda Marriott Suites	3%		50%	(8)	5%	(9)
Boston Westin Waterfront	2.5%		20%	(10)	4%
Chicago Marriott Downtown	3%		20%	(11)	5%
Conrad Chicago	3%	(12)	15%	(13)	4%
Courtyard Denver Downtown	2%	(14)	10%	(15)	4%
Courtyard Manhattan/Fifth Avenue	5.5%	(16)	25%	(17)	4%
Courtyard Manhattan/Midtown East	5%		25%	(18)	4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%	(19)	5.5%
Hilton Garden Inn Chelsea/New York City	2.5%	(20)	10%	(21)	None
Hilton Minneapolis	3%		15%	(22)	4%
JW Marriott Denver at Cherry Creek	2.25%	(23)	10%	(24)	4%
Los Angeles Airport Marriott	3%		25%	(25)	5%
Marriott Griffin Gate Resort (3)	3%		20%	(26)	5%
Oak Brook Hills Marriott Resort	3%		30%	(27)	5.5%
Orlando Airport Marriott	3%		25%	(28)	5%
Radisson Lexington Hotel New York	2.5%	(29)	20%	(30)	None
Renaissance Charleston	3.5%		20%	(31)	5%
Renaissance Worthington	3%		25%	(32)	5%
Salt Lake City Marriott Downtown	3%	(33)	20%	(34)	5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%	(35)	5%
Torrance Marriott South Bay	3%		20%	(36)	5%
Waverly Renaissance (3)	3%		20%	(37)	4%	(5)
Vail Marriott Mountain Resort & Spa	3%		20%	(38)	4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a negotiated return on our invested capital as more fully described in the following footnotes.

(3)	The hotel is under contract to be sold and is classified as "held for sale" and reported in discontinued operations. The sale is expected to close during the first quarter of 2012.

(4)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.0 million and (ii) 10.75% of certain capital expenditures.

(5)	The FF&E contribution increases to 4.5% beginning in January 2026 and thereafter.

(6)	Calculated as a percentage of operating profits in excess of the sum of (i) $4.1 million and (ii) 10.75% of certain capital expenditures.

(7)
Calculated as a percentage of operating profits after an owner's priority of $3.7 million in 2011, $4.2 million in 2012, $4.7 million in 2013 and $5.0 million in 2014. In 2015 and thereafter, the owner's priority adjusts annually based upon CPI. The incentive management fee cannot exceed 1.5% of total revenue.

(8)
Calculated as a percentage of operating profits in excess of the sum of (i) the payment of certain loan procurement costs, (ii) 10.75% of certain capital expenditures, (iii) an agreed-upon return on certain expenditures and (iv) the value of certain amounts paid into a reserve account established for the replacement, renewal and addition of certain hotel goods. The owner's priority expires in 2027.

(9)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.8 million.

(10)	Calculated as a percentage of operating profits in excess of the sum of (i) actual debt service and (ii) 15% of cumulative and compounding return on equity, which resets with each sale.

(11)	Calculated as 20% of net operating income before base management fees. There is no owner's priority.

(12)
The base management fee is reduced by the amount in which operating profits do not meet the performance guarantee. The performance guarantee was $8.2 million in 2011 and base management fees were reduced to zero.

(13)	The owner's priority is calculated as 103% of the prior year cash flow.

(14)
The base management fee will increase to 2.5% of gross revenues if the hotel achieves operating results in excess of 7% of our invested capital and 3% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(15)	Calculated as a percentage of operating profits in excess of 12% of our invested capital and an additional 5% of operating profits in excess of 15% of our invested capital.

(16)
The base management fee is 5.5% of gross revenues through fiscal year 2014 and 6% for fiscal year 2015 through the expiration of the agreement. Prior to 2015, the base management fee may increase to 6.0% at the beginning of the fiscal year following the achievement of operating profits equal to or above $5.0 million.

(17)
Calculated as a percentage of operating profits in excess of the sum of (i) $5.5 million and (ii) 12% of certain capital expenditures, less 5% of the total real estate tax bill (for as long as the hotel is leased to a party other than the manager).

(18)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.9 million and (ii) 10.75% of certain capital expenditures.

(19)	Calculated as a percentage of operating profits in excess of the sum of (i) $13.0 million and (ii) 10.75% of certain capital expenditures

(20)	The base management fee will increase to 2.75% in September 2013 for the remaining term of the agreement.

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

(23)
The base management fee is 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(24)	Calculated as a percentage of operating profits in excess of 11% of our invested capital and an additional 5% of operating profits in excess of 12% of our invested capital.

(25)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.4 million and (ii) 10.75% of certain capital expenditures.

(26)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.2 million and (ii) 10.75% of certain capital expenditures.

(27)
Calculated as a percentage of operating profits in excess of the sum of (i) $8.1 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits will decrease to 20% beginning in fiscal year 2022.

(28)
Calculated as a percentage of operating profits in excess of the sum of (i) $9.0 million and (ii) 10.75% of certain capital expenditures. The percentage of operating profits will decrease to 20% beginning in fiscal year 2022.

(29)	The base management fee will increase to 3% beginning June 2012 and thereafter.

(30)	Calculated as a percentage of operating profits in excess of 8% of our invested capital. Total management fees cannot exceed 4% of gross revenues.

(31)	Calculated as a percentage of operating profits in excess of the sum of (i) $2.6 million and (ii) 10% of certain capital expenditures.

(32)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.6 million and (ii) 10.75% of certain capital expenditures.
(33) Following the opening of two new Marriott-branded hotels in Salt Lake City, the base management fee will decrease to 1.5% for the first two years following the first hotel opening and 2.0% for the next three years.

(34)	Calculated as a percentage of operating profits in excess of the sum of (i) $6.1 million and (ii) 10.75% of capital expenditures.

(35)	Calculated as a percentage of operating profits in excess of the sum of (i) $3.6 million and (ii) 10.75% of capital expenditures.

(36)	Calculated as a percentage of operating profits in excess of the sum of (i) $7.5 million and (ii) 10.75% of certain capital expenditures.

(37)	Calculated as a percentage of operating profits in excess of the sum of (i) $10.3 million and (ii) 10.75% of certain capital expenditures.

(38)
Calculated as a percentage of operating profits in excess of the sum of (i) $7.4 million and (ii) 11% of certain capital expenditures. The incentive management fee rises to 25% if the hotel achieves operating profits in excess of 15% of our invested capital.

We incurred $22.0 million, $19.1 million and $16.8 million of management fees from continuing operations during the years ended December 31, 2011, 2010, and 2009, respectively. The total management fees from continuing operations for the year ended December 31, 2011 consisted of $5.2 million of incentive management fees and $16.8 million of base management fees. The total management fees from continuing operations for the year ended December 31, 2010 consisted of $4.8 million of incentive management fees and $14.3 million of base management fees. The total management fees from continuing operations for the year ended December 31, 2009 consisted of $4.0 million of incentive management fees and $12.8 million of base management fees.

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

During 2011, Marriott provided us with $5.3 million of key money in connection with our renovation and repositioning project at the Frenchman's Reef and Morning Star Marriott Beach Resort. Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees on the accompanying consolidated statements of operations. We amortized $0.7 million of key money during the year ended December 31, 2011, and $0.6 million during each of the years ended December 31, 2010 and 2009.

During 2011, we amended the management agreement for the Conrad Chicago to include a performance guarantee for the remaining term of the agreement, which ends in 2015. During the year ended December 31, 2011, we received $0.7 million in performance guarantee payments. We recorded the 2011 performance guarantee payments as key money due to the certainty of receipt at the time we entered into the amended management agreement.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our six franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Atlanta Westin North at Perimeter	5/2006	20 years	7% of gross room sales plus 2% of food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Radisson Lexington Hotel New York	1/2000	20 years(1)	2.75% of gross room sales (3% of gross room sales beginning April 2012 and thereafter)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
___________

(1)	An amendment to the franchise agreement permits two 60-day franchise agreement termination windows at the owner's discretion beginning March 1, 2012 and January 31, 2015.

We recorded $5.7 million, $2.6 million and $1.9 million of franchise fees during the fiscal years ended December 31, 2011, 2010, and 2009, respectively.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. During 2011, the Conrad Chicago failed the performance test under the management agreement. We amended the management agreement to include a performance guarantee for the remaining term of the the agreement, which ends in 2015. The Orlando Airport Marriott failed the performance test under the management agreement at the end of 2011. We are currently evaluating whether we will exercise our termination right. Based on our forecast and the hotel's budget, the Oak Brook Hills Marriott Resort is at risk of failing its performance test at the end of 2012.

15. Commitments and Contingencies

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. On May 5, 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that we had previously filed against the borrower.  While we intend to continue to vigorously pursue our rights in the bankruptcy case, it is too early in the process to determine the likelihood of potential outcomes. As a result of pursuing our rights in the foreclosure proceedings and the bankruptcy case, we have incurred approximately $2.3 million in legal fees through December 31, 2011. The borrower agreed to continue to pay interest at the default rate through December 2011. We agreed to fund the hotel's cash flow shortfalls, if any, during the first quarter of 2012 up to $800,000, which will be treated as additional principal.

In August 2011, we filed a claim in New York State court under a so-called “bad boy guarantee” against an affiliate of the borrower for certain damages incurred as a result of the bankruptcy filing. In January 2012, the New York State court granted summary judgment in our favor, finding the guarantor liable for legal fees incurred by the Company arising out of the bankruptcy filing and we are preparing for a hearing on the reasonableness of the amount of fees. No assurance can be given, however, that the guarantor will not appeal the decision and win on appeal or that we will be successful in collecting the amounts due to us on a final judgment.

Los Angeles Airport Marriott Litigation

In 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement is recorded in corporate expenses on the accompanying condensed consolidated statement of operations. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County.

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

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•	The Hilton Minneapolis is subject to a ground lease that runs until 2091. There are no renewal options.

In addition, two of the golf courses adjacent to two of our hotels are subject to ground lease agreements:

•	The golf course at the Marriott Griffin Gate Resort is subject to a ground lease covering approximately 54 acres. The ground lease runs through 2033, inclusive of our renewal options.

•	The golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

Finally, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately 1/4 of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options.

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

Ground rent expense from continuing operations was $14.2 million, $11.7 million and $9.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash paid for ground rent from continuing operations was $7.3 million, $4.6 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

2012	$9,551
2013	9,424
2014	9,529
2015	9,692
2016	10,188
Thereafter	641,230
$689,614

Hotel under Development

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 282 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the development of the hotel will take approximately 24 to 30 months with an anticipated opening date in 2014.

Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. In January 2012 we were notified that permits were received to increase the number of rooms from 249 to 282 and we deposited an additional $1.5 million into escrow as required under the purchase and sale agreement. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

16. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2011 and 2010, in thousands, are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$54,788	$55,000	$57,951	$40,500
Debt	$1,042,933	$1,060,830	$780,880	$794,900

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

17. Segment Information

We aggregate our operating segments using the criteria established by GAAP, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues and investment in hotel assets represented by the following geographical areas as of and for the years ended December 31, 2011, 2010 and 2009:

	Revenues			Investment (1)
	2011	2010	2009	2011	2010	2009
	(In thousands)			(In thousands)
Chicago	$136,287	$129,584	$128,125	$532,098	$532,098	$532,098
Los Angeles	74,819	70,129	68,484	200,195	198,766	198,408
Boston	66,564	63,396	65,517	349,447	349,447	349,447
US Virgin Islands	34,367	48,893	48,159	126,907	93,635	82,437
New York	88,586	44,345	36,672	524,309	188,451	119,767
Minneapolis	50,769	27,130	—	155,703	155,703	—
Other	186,838	155,846	146,685	928,038	806,332	766,596
Total	$638,230	$539,323	$493,642	$2,816,697	$2,324,432	$2,048,753
______________

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.

18.  Quarterly Operating Results (Unaudited)

	2011 Quarter Ended
	March 25	June 17	September 9	December 31
	(In thousands, except per share data)
Total revenue	$103,753	$150,168	$160,986	$223,323
Total operating expenses	109,816	137,867	148,107	201,733
Operating (loss) income	$(6,063)	$12,301	$12,879	$21,590
(Loss) income from continuing operations	$(10,863)	$(729)	$(678)	$4,530
(Loss) income from discontinued operations	(181)	173	(337)	407
Net (loss) income	$(11,044)	$(556)	$(1,015)	$4,937
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.07)	$(0.00)	$(0.01)	$0.03
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Total	$(0.07)	$(0.00)	$(0.01)	$0.03

	2010 Quarter Ended
	March 26	June 18	September 10	December 31
	(In thousands, except per share data)
Total revenue	$94,148	$131,894	$132,423	$180,858
Total operating expenses	97,520	119,408	129,132	167,485
Operating (loss) income	$(3,372)	$12,486	$3,291	$13,373
(Loss) income from continuing operations	$(7,547)	$944	$(4,773)	$517
(Loss) income from discontinued operations	(799)	(105)	1,239	1,351
Net (loss) income	$(8,346)	$839	$(3,534)	$1,868
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.06)	$0.01	$(0.03)	$0.00
Discontinued operations	(0.01)	(0.00)	0.01	0.01
Total	$(0.07)	$0.01	$(0.02)	$0.01

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2011 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Austin Renaissance	$(83,000)	$9,283	$93,815	$522	$9,283	$94,337	$103,620	$(11,919)	$91,701	2006	40 Years
Atlanta Alpharetta Marriott	—	3,623	33,503	732	3,623	34,235	37,858	(5,575)	32,283	2005	40 Years
Atlanta Westin North at Perimeter	—	7,490	51,124	1,481	7,490	52,605	60,095	(7,441)	52,654	2006	40 Years
Bethesda Marriott Suites	—	—	45,656	1,582	—	47,238	47,238	(8,242)	38,996	2004	40 Years
Boston Westin Waterfront	—	—	273,696	16,383	—	290,079	290,079	(35,546)	254,533	2007	40 Years
Chicago Marriott Downtown	(214,324)	36,900	347,921	18,134	36,900	366,055	402,955	(51,909)	351,046	2006	40 Years
Conrad Chicago	—	31,650	76,961	1,432	31,650	78,393	110,043	(10,021)	100,022	2006	40 Years
Courtyard Denver	(27,034)	9,400	36,180	—	9,400	36,180	45,580	(417)	45,163	2011	40 Years
Courtyard Manhattan/Fifth Avenue	(50,708)	—	34,685	1,973	—	36,658	36,658	(6,469)	30,189	2004	40 Years
Courtyard Manhattan/Midtown East	(42,303)	16,500	54,812	1,788	16,500	56,600	73,100	(9,912)	63,188	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	(59,645)	17,713	50,697	36,817	17,713	87,514	105,227	(8,958)	96,269	2005	40 Years
Hilton Garden Inn Chelsea/New York City	—	14,800	51,458	373	14,800	51,831	66,631	(1,692)	64,939	2010	40 Years
Hilton Minneapolis	(98,950)	—	129,640	258	—	129,898	129,898	(4,997)	124,901	2010	40 Years
JW Marriott Denver	(41,845)	9,200	63,183	20	9,200	63,203	72,403	(972)	71,431	2011	40 Years
Lexington	—	92,000	229,368	—	92,000	229,368	321,368	(3,311)	318,057	2011	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	5,470	24,100	88,547	112,647	(14,423)	98,224	2005	40 Years
Marriott Griffin Gate Resort	—	7,869	33,352	2,557	7,869	35,909	43,778	(6,335)	37,443	2004	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	4,217	9,500	43,345	52,845	(7,010)	45,835	2005	40 Years
Orlando Airport Marriott	(58,334)	9,769	57,803	3,578	9,769	61,381	71,150	(9,189)	61,961	2005	40 Years
Renaissance Charleston	—	5,900	32,511	11	5,900	32,522	38,422	(1,126)	37,296	2010	40 Years
Renaissance Worthington	(55,540)	15,500	63,428	528	15,500	63,956	79,456	(10,438)	69,018	2005	40 Years
Salt Lake City Marriott Downtown	(30,210)	—	45,815	3,249	855	48,209	49,064	(8,286)	40,778	2004	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	—	3,951	22,720	485	3,951	23,205	27,156	(5,812)	21,344	2004	40 Years
Torrance Marriott South Bay	—	7,241	48,232	5,056	7,241	53,288	60,529	(9,168)	51,361	2005	40 Years
Waverly Renaissance	(97,000)	12,701	110,461	2,573	12,701	113,034	125,735	(14,328)	111,407	2006	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	1,543	5,800	54,006	59,806	(8,763)	51,043	2005	40 Years
Total	$(941,493)	$350,890	$2,161,689	$110,762	$351,745	$2,271,596	$2,623,341	$(262,259)	$2,361,082

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2011, 2010 and 2009 is as follows:

Balance at December 31, 2008	$1,885,811
Additions:
Acquisitions	855
Capital expenditures	15,382
Adjustments to purchase accounting	(1,788)

Balance at December 31, 2009	$1,900,260
Additions:
Acquisitions	234,309
Capital expenditures	12,631
Adjustments to purchase accounting	5,721

Balance at December 31, 2010	$2,152,921
Additions:
Acquisitions	439,338
Capital expenditures	31,082
Deductions:
Dispositions and other	—

Balance at December 31, 2011	$2,623,341

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2011, 2010 and 2009 is as follows:

Balance at December 31, 2008	$120,050
Depreciation and amortization	42,590

Balance at December 31, 2009	162,640
Depreciation and amortization	46,101

Balance at December 31, 2010	208,741
Depreciation and amortization	53,518

Balance at December 31, 2011	$262,259

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,527,433 as of December 31, 2011.