Form 10-Q
period 2012-03-23
DiamondRock Hospitality Co
filed 2012-04-30
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 23, 2012
OR

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
The registrant had 167,918,292 shares of its $0.01 par value common stock outstanding as of April 30, 2012.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 23, 2012 and December 31, 2011
(in thousands, except share and per share amounts)

	March 23, 2012	December 31, 2011
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,673,080	$2,667,682
Less: accumulated depreciation	(453,882)	(433,178)
	2,219,198	2,234,504
Assets held for sale	—	263,399
Deferred financing costs, net	9,697	5,869
Restricted cash	56,099	53,871
Due from hotel managers	51,674	50,728
Note receivable	54,788	54,788
Favorable lease assets, net	43,054	43,285
Prepaid and other assets	67,372	65,900
Cash and cash equivalents	128,570	26,291
Total assets	$2,630,452	$2,798,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$903,331	$762,933
Mortgage debt of assets held for sale	—	180,000
Senior unsecured credit facility	—	100,000
Total debt	903,331	1,042,933

Deferred income related to key money, net	24,445	24,593
Unfavorable contract liabilities, net	81,483	81,914
Due to hotel managers	41,740	41,676
Liabilities of assets held for sale	—	3,805
Dividends declared and unpaid	13,600	13,594
Accounts payable and accrued expenses	76,549	87,963
Total other liabilities	237,817	253,545
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 167,918,292 and 167,502,359 shares issued and outstanding at March 23, 2012 and December 31, 2011, respectively	1,679	1,675
Additional paid-in capital	1,706,490	1,708,427
Accumulated deficit	(218,865)	(207,945)
Total stockholders’ equity	1,489,304	1,502,157
Total liabilities and stockholders’ equity	$2,630,452	$2,798,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended March 23, 2012 and March 25, 2011
(in thousands, except per share amounts)

	Fiscal Quarter Ended

	March 23, 2012	March 25, 2011
	(Unaudited)	(Unaudited)
Revenues:
Rooms	$83,388	$69,283
Food and beverage	31,251	29,179
Other	6,783	5,291
Total revenues	121,422	103,753
Operating Expenses:
Rooms	24,879	20,202
Food and beverage	23,844	22,588
Management fees	3,142	2,748
Other hotel expenses	49,003	41,399
Depreciation and amortization	20,518	18,549
Hotel acquisition costs	33	256
Corporate expenses	4,483	4,074
Total operating expenses	125,902	109,816
Operating loss	(4,480)	(6,063)
Other Expenses (Income):
Interest income	(63)	(291)
Interest expense	11,468	8,818
Gain on early extinguishment of debt	(144)	—
Total other expenses	11,261	8,527
Loss from continuing operations before income taxes	(15,741)	(14,590)
Income tax benefit	5,774	3,727
Loss from continuing operations	(9,967)	(10,863)
Income (loss) from discontinued operations, net of income taxes	12,582	(181)
Net income (loss)	$2,615	$(11,044)
Earnings (loss) per share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	0.08	(0.00)
Basic and diluted earnings (loss) per share	$0.02	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Quarters Ended March 23, 2012 and March 25, 2011
(in thousands)

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,615	$(11,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	20,518	21,352
Corporate asset depreciation as corporate expenses	22	19
Gain on sale of properties, net of tax	(10,017)	—
Gain on early extinguishment of debt	(144)	—
Non-cash ground rent	1,531	1,566
Non-cash financing costs, debt premium and interest rate cap as interest	486	393
Amortization of unfavorable contract liabilities	(432)	(426)
Amortization of deferred income	(210)	(130)
Stock-based compensation	940	936
Changes in assets and liabilities:
Prepaid expenses and other assets	902	666
Restricted cash	(13)	75
Due to/from hotel managers	(2,493)	(57)
Accounts payable and accrued expenses	(11,962)	(5,694)
Net cash provided by operating activities	1,743	7,656
Cash flows from investing activities:
Hotel capital expenditures	(6,791)	(7,882)
Net proceeds from sale of properties	92,631	—
Cash received from mortgage loan	—	100
Change in restricted cash	(2,853)	(21,460)
Purchase deposits	(1,485)	(20,000)
Receipt of deferred key money	62	—
Net cash provided by (used in) investing activities	81,564	(49,242)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,746)	(1,737)
Repurchase of common stock	(2,946)	(3,095)
Proceeds from sale of common stock, net	—	149,841
Deposit on mortgage loan financing	—	(1,125)
Proceeds from mortgage debt	170,368	—
Prepayment of mortgage debt	(26,963)	—
Draws on senior unsecured credit facility	40,000	—
Repayments of senior unsecured credit facility	(140,000)	—
Payment of financing costs	(4,350)	—
Purchase of interest rate cap	(934)	—
Payment of cash dividends	(13,457)	(77)
Net cash provided by financing activities	18,972	143,807
Net increase in cash and cash equivalents	102,279	102,221
Cash and cash equivalents, beginning of period	26,291	84,201
Cash and cash equivalents, end of period	$128,570	$186,422

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,595	$11,725
Cash paid for income taxes	$204	$96
Capitalized interest	$271	$215
Non-cash Financing Activities:
Unpaid dividends	$13,600	$—
Buyer assumption of mortgage debt on sale of hotels	$180,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of 23 premium hotels and resorts. We also hold the senior note on a mortgage loan secured an additional hotel and have the right to acquire, upon completion, a hotel under development. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of March 23, 2012, we owned 23 hotels with 10,406 rooms, located in the following markets: Atlanta, Georgia (2); Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed on February 29, 2012.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 23, 2012, the results of our operations and cash flows for our fiscal quarters ended March 23, 2012 and March 25, 2011. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

If the Company determines that it has an interest in a variable interest entity within the meaning of the FASB ASC 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

Reporting Periods

The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of most of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports 12 weeks of operations for each of the first three quarters and 16 or 17 weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotels & Resorts, manager of the Atlanta Westin North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago and Hilton Minneapolis, Westin Hotel Management, L.P., manager of the Westin Boston Waterfront Hotel, Alliance Hospitality Management, manager of the Hilton Garden Inn Chelsea/New York City, Sage Hospitality, manager of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, and Highgate Hotels, manager of the Lexington Hotel New York, report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that our fiscal year always ends on December 31 to comply with REIT rules. Our first three fiscal quarters end on the same day as Marriott’s fiscal quarters but our fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of most of our properties, one final consequence of the calendar is that we are unable to report any results for Frenchman’s Reef, Vail Marriott, Atlanta Westin North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel, Hilton Minneapolis, Hilton Garden Inn Chelsea/New York City, JW Marriott Denver at Cherry Creek, Courtyard Denver Downtown or Lexington Hotel New York for the month of operations that ends after our fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotels & Resorts, Alliance Hospitality Management, Vail Resorts, Sage Hospitality, Highgate Hotels nor Marriott (with respect to Frenchman’s Reef) make mid-month results available to us. As a result, our quarterly results of operations include results from these hotels as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

Comprehensive Income (Loss)

We do not have any items of comprehensive income (loss) other than net income (loss). If we do incur any additional items of comprehensive income (loss), such that a statement of comprehensive income would be necessary, such statement will be reported as one statement with the consolidated statement of operations.

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

We had no accruals for tax uncertainties as of March 23, 2012 and December 31, 2011.

Fair Value Measurements

In evaluating fair value, U.S. GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the quality and reliability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories. The three levels are as follows:

•Level 1 - Inputs are quoted pries (unadjusted) in active markets for identical assets or liabilities

•
Level 2 - Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets in markets that are not active and model-derived valuations whose inputs are observable

•Level 3 - Model-derived valuations with unobservable inputs

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

3.	Property and Equipment

Property and equipment as of March 23, 2012 (unaudited) and December 31, 2011 consists of the following (in thousands):

	March 23, 2012	December 31, 2011
Land	$321,892	$321,892
Land improvements	7,994	7,994
Buildings	2,022,057	2,001,762
Furniture, fixtures and equipment	316,306	333,305
CIP and corporate office equipment	4,831	2,729
	2,673,080	2,667,682
Less: accumulated depreciation	(453,882)	(433,178)
	$2,219,198	$2,234,504

As of March 23, 2012, we had accrued capital expenditures of $0.6 million. As of December 31, 2011, we had accrued capital expenditures of $1.9 million.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of March 23, 2012 (unaudited) and December 31,

2011 consist of the following (in thousands):

	March 23, 2012	December 31, 2011
Boston Westin Waterfront Ground Lease	$18,892	$18,941
Boston Westin Waterfront Lease Right	9,513	9,513
Minneapolis Hilton Ground Lease	5,967	5,985
Oak Brook Hills Marriott Resort Ground Lease	7,227	7,352
Lexington Hotel New York Restaurant Leases	1,455	1,494
	$43,054	$43,285

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the quarter ended March 23, 2012 was approximately $0.2 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded during the fiscal quarters ended March 23, 2012 or March 25, 2011.

The fair value of the lease right is a Level 3 measurement under the fair value hierarchy (see Note 2) and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents in accordance with the lease terms and the estimated market rents. The discount rate was estimated using a risk adjusted rate of return, the estimated participating rents were estimated based on a hypothetical completed 327-room hotel comparable to our Westin Boston Waterfront Hotel, and market rents were based on comparable long-term ground leases in the City of Boston. The methodology used to determine the fair value of the lease right is consistent with the methodology used since acquisition of the lease right.

5.	Note Receivable

We own the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of March 23, 2012, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $4.7 million. Foreclosure proceedings were initially filed in April 2010 and in May 2011, the borrower filed for bankruptcy. We continue to pursue our rights in the bankruptcy proceedings, but the outcome is uncertain.

Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of March 23, 2012, we have received default interest payments from the borrower of approximately $5.8 million. We did not receive any default interest payments during the first fiscal quarter of 2012. These payments have been recorded as a reduction of our basis in the Allerton loan. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of March 23, 2012, there was no impairment.

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

We have paid the following dividends to holders of our common stock during 2012 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 23, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 23, 2012 and December 31, 2011, there were no operating partnership units held by unaffiliated third parties.

7.	Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,207,754 shares as of March 23, 2012. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards as further described below and the stock appreciation rights issued in 2008.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2012 to March 23, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	1,010,127	$6.97
Granted	365,599	9.84
Additional shares from dividends	5,649	10.00
Vested	(690,718)	5.36
Unvested balance at March 23, 2012	690,657	$10.09

The remaining share awards are expected to vest as follows: 5,841 shares during 2012, 341,784 during 2013, 221,163 during 2014, and 121,869 during 2015. As of March 23, 2012, the unrecognized compensation cost related to restricted stock awards was $6.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. We recorded $0.8 million of compensation expense related to restricted stock awards for each of the fiscal quarters ended March 23, 2012 and March 25, 2011.

Market Stock Units

We have awarded market stock units (“MSUs”) to our executive officers. MSUs are restricted stock units that are earned three years from the date of grant, subject to achievement of certain levels of total stockholder return over the performance period (the "Performance Period"). Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of MSUs that will be earned, if any, and converted to shares of common stock at the end of the Performance Period is equal to the Target Award multiplied by a conversion ratio. The conversion ratio is calculated by dividing the 30-trading day average closing price of our common stock on the last day of the Performance Period plus dividends paid by the 30-trading day average closing price of our common stock on the date of grant. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award and no shares of common stock are earned if the conversion ratio is less than 50%. The number of shares that are earned at the end of the Performance Period also includes an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the number of MSUs actually earned. The fair values of the MSU awards are determined using a Monte Carlo simulation. A summary of our MSUs from January 1, 2012 to March 23, 2012 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	161,575	$11.45
Granted	89,990	11.14
Additional units from dividends	1,293	10.00
Unvested balance at March 23, 2012	252,858	$11.33

As of March 23, 2012, the unrecognized compensation cost related to the MSUs was $1.9 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. For the fiscal quarters ended March 23, 2012 and March 25, 2011, we recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the MSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter Ended
Numerator:	March 23, 2012	March 25, 2011
Loss from continuing operations	$(9,967)	$(10,863)
Income (loss) from discontinued operations	12,582	(181)
Net income (loss)	$2,615	$(11,044)
Denominator:
Weighted-average number of common shares outstanding—basic	167,666,741	163,997,743
Effect of dilutive securities:
Unvested restricted common stock	248,058	—
Shares related to unvested MSUs	257,750	—
Weighted-average number of common shares outstanding—diluted	168,172,549	163,997,743
Basic (loss) earnings per share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	0.08	(0.00)
Total	$0.02	$(0.07)
Diluted (loss) earnings per share:
Continuing operations	$(0.06)	$(0.07)
Discontinued operations	0.08	(0.00)
Total	$0.02	$(0.07)

We did not include the following shares in our calculation of diluted loss per share for the fiscal quarters ended March 23, 2012 and March 25, 2011 as they would be anti-dilutive:

	Fiscal Quarter Ended

	March 23, 2012	March 25, 2011
Unvested restricted common stock	—	825,151
Unexercised stock appreciation rights	262,461	262,461
Shares related to unvested MSUs	—	182,743
Total	262,461	1,270,355

9.	Debt

The following table sets forth information regarding the Company’s debt as of March 23, 2012 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,213	8.81%
Marriott Salt Lake City Downtown	29,823	5.50%
Courtyard Manhattan / Fifth Avenue	50,573	6.48%
Renaissance Worthington	55,330	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	59,407	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	58,146	5.68%
Chicago Marriott Downtown Magnificent Mile	213,611	5.975%
Hilton Minneapolis	98,479	5.464%
JW Marriott Denver at Cherry Creek	41,602	6.47%
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.24% at March 23, 2012)
Debt premium	1,179
Total mortgage debt	903,331

Senior unsecured credit facility	—	LIBOR + 3.00% (3.24% at March 23, 2012)
Total debt	$903,331
Weighted-Average Interest Rate		5.42%

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 23, 2012, 11 of our 23 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 23, 2012, we are in compliance with the financial covenants of our mortgage debt.

On February 7, 2012, we prepaid in full the $27.0 million mortgage loan secured by the Courtyard Denver Downtown without a prepayment penalty. In connection with the prepayment, we wrote off the unamortized debt premium of $0.1 million associated with the mortgage and recorded a gain on early extinguishment of debt.

On March 9, 2012, we closed on a limited recourse $170.4 million loan secured by a mortgage on the Lexington Hotel New York. The loan has a term of three years and may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The loan bears interest at a floating rate of one-month LIBOR plus 300 basis points. The financing includes $25 million of corporate recourse, which will be eliminated when the hotel achieves a specific debt yield test, the planned capital renovation for the hotel is completed and certain other conditions are met. In connection with the loan, we entered into a three-year interest rate cap agreement, which caps one-month LIBOR at 125 basis points. The cost of the interest rate cap was $0.9 million. Each reporting period the carrying value is adjusted to fair market value, with the accompanying charge or credit to interest expense. As of March 23, 2012, the fair market value of the interest rate cap was $0.9 million (see Note 11).

On March 23, 2012, in connection with the sale of a three-hotel portfolio, the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin.

Senior Unsecured Credit Facility

We are party to a $200.0 million unsecured credit facility, which expires in August 2014. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	March 23, 2012
Maximum leverage ratio (1)	60%	41.8%
Minimum fixed charge coverage ratio (2)	1.50x	2.0x
Minimum tangible net worth (3)	$1.8 billion	$1.94 billion
Secured recourse indebtedness	$25 million	$25 million
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

•
The unencumbered borrowing base must include the Westin Boston Waterfront, the Conrad Chicago and the Vail Marriott Mountain Resort and Spa. The Conrad Chicago and the Vail Marriott Mountain Resort and Spa may be released from the unencumbered borrowing base upon lender approval and satisfaction of certain other conditions.

In conjunction with the closing of the $170.4 million loan secured by the Lexington Hotel New York, we repaid in full the outstanding balance on the facility. In addition, the $100.0 million mortgage secured by the Lexington Hotel New York was released as security for the facility.

As of March 23, 2012, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.0x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 275 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.8 million and $0.2 million for our fiscal quarters ended March 23, 2012 and March 25, 2011, respectively.

10.	Dispositions

On March 23, 2012, we completed the sale of a three-hotel portfolio for a contractual sales price of $262.5 million to an unaffiliated third party. The portfolio consists of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. We received net cash proceeds of approximately $93 million from the sale and the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin. The proceeds included approximately $10 million for hotel working capital and cash previously held in restricted escrow accounts, net of closing costs.

We recorded a gain on the sale of the portfolio, net of tax, of approximately $10.0 million. The gain on sale is recorded in discontinued operations on the accompanying condensed consolidated statements of operations. The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (unaudited, in thousands):

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011
Hotel revenues	$19,602	$18,513
Hotel operating expenses	(14,415)	(13,936)
Operating income	5,187	4,577
Depreciation and amortization	—	(2,803)
Interest income	1	6
Interest expense	(2,297)	(2,325)
Income tax (expense) benefit	(326)	364
Gain on sale of hotel portfolio, net of tax	10,017	—
Income (loss) from discontinued operations	$12,582	$(181)

11.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 23, 2012 (unaudited) and December 31, 2011, in thousands, are as follows:

	March 23, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$54,788	$55,000	$54,788	$55,000
Debt	$903,331	$924,032	$1,042,933	$1,060,830
Interest rate cap	$863	$863	$—	$—

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The fair value of our interest rate cap is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate cap based on the LIBOR yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety. The fair value of our note receivable is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of our note receivable by discounting the future cash flows related to the note at estimated market rates.

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that had been previously filed against the borrower.  The borrower filed a plan of reorganization with the bankruptcy court in December 2011 and a disclosure statement with the bankruptcy court in January 2012 (together, the "Plan"). In March 2012, the Plan was approved for submission to the creditors for a vote to approve the Plan. If the creditors approve the Plan, then the Plan will be subject to a confirmation hearing, which is currently scheduled for July 2012. While we continue to vigorously pursue our rights in the bankruptcy case, the potential outcome is uncertain.

In August 2011, we filed a claim in New York State court under a so-called “bad boy guarantee” against an affiliate of the borrower for certain damages incurred as a result of the bankruptcy filing. In January 2012, the New York State court granted summary judgment in our favor, finding the guarantor liable for legal fees incurred by the Company arising out of the bankruptcy filing and we are preparing for a hearing on the reasonableness of the amount of fees. No assurance can be given, however, that we will be successful in collecting the amounts due to us upon a determination of the amount of damages due to us.

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County.

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

Income Taxes

We had no accruals for tax uncertainties as of March 23, 2012 and December 31, 2011. As of March 23, 2012, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). We own a portfolio of 23 premium hotels and resorts that contain 10,406 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

We own 23 premium hotels and resorts throughout North America. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in four major gateway cities (New York City, Chicago, Los Angeles and Boston) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We consider lodging properties located in gateway cities and resort destinations to be most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

We critically evaluate each potential acquisition to ensure that the prospective asset is aligned with the vision we have set forth, supports our mission and corresponds with our strategy. Furthermore, we regularly analyze our portfolio to identify weaknesses therein and to strategize for the disposition of non-key assets in order to recycle capital for additional acquisitions.

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

Conservative Capital Structure

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt as of March 23, 2012 consists of fixed interest rate mortgage debt with no maturities until late 2014 and the interest-only loan secured by the Lexington Hotel New York, which bears interest at an attractive floating rate. We also maintain low financial leverage by often funding a portion of our acquisitions with proceeds from the issuance of equity. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through use of a highly leveraged capital structure.

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

At all times, we actively review and manage the sources and uses of our funds in order to mitigate our exposure to economic risks and to maximize returns for our investors. In response to volatility in the financial markets during the last several years, we have undertaken additional measures in order to navigate the challenges created thereby and we are continuously evaluating and updating these measures in order to effectively address evolving economic, social and political climates. Our ultimate goal in this regard is to create and maintain long-term stockholder value.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of total revenues for the quarter ended March 23, 2012 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for each of our owned hotels for the period from January 1, 2012 to March 23, 2012. The operating information presented below assumes we owned our hotels acquired in 2011 since January 1, 2011 and reflects our period of ownership for the hotels we sold in 2012.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2011 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	55.8%	$155.86	$86.99	9.4%
Los Angeles Airport Marriott	Los Angeles, California	1,004	89.7%	108.18	97.06	7.4%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	59.7%	113.66	67.88	(0.5)%
Lexington Hotel New York (1) (2)	New York, New York	712	92.0%	139.69	128.45	13.3%
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	54.6%	165.15	90.23	22.1%
Renaissance Waverly Hotel (3)	Atlanta, Georgia	521	73.8%	132.02	97.48	8.2%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.2%	139.18	99.13	35.7%
Renaissance Worthington	Fort Worth, Texas	504	77.7%	156.09	121.21	(5.5)%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	83.8%	285.06	238.74	10.8%
Renaissance Austin Hotel (3)	Austin, Texas	492	73.9%	154.28	114.06	7.9%
Torrance Marriott South Bay	Los Angeles County, California	487	80.8%	110.90	89.61	8.5%
Orlando Airport Marriott	Orlando, Florida	485	83.8%	115.69	96.99	—%
Marriott Griffin Gate Resort (3)	Lexington, Kentucky	409	45.8%	118.51	54.31	9.1%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	49.7%	111.40	55.41	41.9%
Atlanta Westin North at Perimeter (1)	Atlanta, Georgia	372	76.5%	111.03	84.92	20.6%
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	78.9%	322.71	254.63	1.6%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.2%	144.64	97.23	6.1%
Courtyard Manhattan/Midtown East	New York, New York	312	79.0%	209.34	165.45	9.2%
Conrad Chicago (1)	Chicago, Illinois	311	58.2%	152.71	88.94	3.2%
Bethesda Marriott Suites	Bethesda, Maryland	272	51.8%	176.34	91.33	(5.1)%
JW Marriott Denver at Cherry Creek (1) (2)	Denver, Colorado	196	67.7%	213.07	144.30	5.9%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	84.1%	217.61	182.95	11.1%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	52.2%	182.58	95.25	7.3%
Courtyard Denver Downtown (1) (2)	Denver, Colorado	177	80.7%	140.70	113.57	18.0%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	88.8%	152.21	135.17	7.2%
Renaissance Charleston	Charleston, South Carolina	166	80.1%	169.41	135.77	13.4%
TOTAL/WEIGHTED AVERAGE		11,828	70.9%	$151.04	$107.07	9.0%
____________________

(1)	The hotel reports operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2012 to February 29, 2012 for the hotel.

(2)	The hotel was acquired during 2011.

(3)	The hotel was sold on March 23, 2012.

2012 Highlights

Sale of Three-Hotel Portfolio. On March 23, 2012, we completed the sale of a three-hotel portfolio for a contractual sales price of $262.5 million. The portfolio consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. We received net cash proceeds of approximately $93 million and the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin. As part of the proceeds, we received approximately $10 million for hotel working capital and cash previously held in restricted escrow accounts, net of closing costs. We recorded a gain on the sale of the portfolio of approximately $10.0 million, net of tax, which is reported within discontinued operations.

Rebranding of Lexington Hotel New York. On March 23, 2012, we executed a franchise agreement with Marriott to affiliate the Lexington Hotel New York with Marriott’s Autograph Collection upon the completion of a comprehensive $30 million property improvement plan. Separately, we exercised our termination option under the hotel's existing franchise agreement with Radisson Hotels International, Inc., for which we paid a $750,000 termination fee. The hotel will operate under the Radisson brand through September 15, 2012. During the period after the termination of Radisson and prior to becoming affiliated with the Autograph Collection, we expect to operate the hotel as an independent hotel. Highgate Hotels will remain the manager of the hotel.

Lexington Hotel New York Mortgage Loan. On March 9, 2012, we closed on a limited recourse $170.4 million loan secured by a mortgage on the Lexington Hotel New York. The loan has a term of three years and may be extended for two additional one-

year terms subject to the satisfaction of certain terms and conditions and the payment of an extension fee. The loan bears interest at a floating rate of one-month LIBOR plus 300 basis points. In connection with the financing, we purchased a three-year 125 basis point LIBOR interest rate cap for approximately $0.9 million.

Prepayment of Courtyard Denver Downtown Mortgage. On February 7, 2012, we prepaid the $27 million mortgage debt secured by the Courtyard Denver Downtown prior to its scheduled maturity in August 2012.

Results of Operations

Comparison of our Fiscal Quarter Ended March 23, 2012 to our Fiscal Quarter Ended March 25, 2011

Our net income for our fiscal quarter ended March 23, 2012 was $2.6 million compared to a net loss of $11.0 million for our fiscal quarter ended March 25, 2011.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations, which exclude revenues from the three hotels sold on March 23, 2012, increased $17.6 million, from $103.8 million for our fiscal quarter ended March 25, 2011 to $121.4 million for our fiscal quarter ended March 23, 2012. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$2.7 million increase from the JW Marriott Denver at Cherry Creek, which was purchased on May 19, 2011.

•	$6.0 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$1.3 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Individual hotel revenues for our fiscal quarters ended March 23, 2012 and March 25, 2011, respectively, consist of the following (in millions):

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011	% Change
Chicago Marriott	$13.0	$12.4	4.8%
Westin Boston Waterfront Hotel (1)	7.4	6.2	19.4
Hilton Minneapolis (1)	5.9	6.1	(3.3)
Lexington Hotel New York (1) (2)	6.0	—	100.0
Los Angeles Airport Marriott	13.1	12.3	6.5
Conrad Chicago (1)	2.1	2.1	—
Renaissance Worthington	8.0	8.4	(4.8)
Courtyard Manhattan/Midtown East	4.5	4.2	7.1
Oak Brook Hills Marriott Resort	3.9	2.6	50.0
Vail Marriott Mountain Resort & Spa (1)	6.7	6.5	3.1
Torrance Marriott South Bay	5.0	4.7	6.4
JW Marriott Denver at Cherry Creek (1) (2)	2.7	—	100.0
The Lodge at Sonoma, a Renaissance Resort & Spa	2.8	2.6	7.7
Salt Lake City Marriott Downtown	6.2	4.8	29.2
Atlanta Westin North at Perimeter (1)	3.0	2.5	20.0
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	10.9	9.6	13.5
Courtyard Manhattan/Fifth Avenue	2.9	2.6	11.5
Orlando Airport Marriott	5.6	6.0	(6.7)
Marriott Atlanta Alpharetta	3.8	3.7	2.7
Hilton Garden Inn Chelsea/New York City (1)	1.4	1.3	7.7
Bethesda Marriott Suites	2.9	3.1	(6.5)
Renaissance Charleston	2.3	2.1	9.5
Courtyard Denver Downtown (1) (2)	1.3	—	100.0
Total	$121.4	$103.8	17.0%

(1)	The hotel reports operations on a calendar month and year basis. The fiscal quarters ended March 23, 2012 and March 25, 2011 include the months of

January and February for the hotel.

(2)	The hotel was acquired in 2011.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the fiscal quarters ended March 23, 2012 and March 25, 2011, respectively, include the prior year operating statistics for the prior year period comparable to our 2012 ownership period.

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011	% Change
Occupancy %	71.7%	67.3%	4.4 percentage points
ADR	$152.88	$149.20	2.5%
RevPAR	$109.56	$100.46	9.1%

The increase in RevPAR is attributable to growth in both occupancy and, to a lesser extent, ADR. The occupancy growth was led by the leisure and contract segments, up 16.4% and 17.0% from 2011, respectively. Group room nights increased 4.8% from 2011, but group ADR was lower by 1.6%. Business transient room nights were 3.4% lower than 2011, but business transient ADR increased 5.8%.

Food and beverage revenues increased $2.1 million from the comparable period in 2011, which includes $0.9 million from our 2011 acquisitions. The remaining increase of $1.2 million at our comparable hotels is driven by both higher banquet revenue and higher outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $1.5 million, which includes $0.6 million from our 2011 acquisitions. The remaining increase of $0.9 million is due to our comparable hotels.

Hotel operating expenses. The operating expenses for our fiscal quarters ended March 23, 2012 and March 25, 2011 consists of the following (in millions):

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011	% Change
Rooms departmental expenses	$24.9	$20.2	23.3%
Food and beverage departmental expenses	23.8	22.6	5.3
Other departmental expenses	3.8	3.2	18.8
General and administrative	11.6	10.3	12.6
Utilities	5.1	4.6	10.9
Repairs and maintenance	6.3	5.8	8.6
Sales and marketing	10.0	8.4	19.0
Base management fees	3.0	2.6	15.4
Incentive management fees	0.1	0.1	—
Property taxes	6.7	4.5	48.9
Other fixed charges	2.6	1.7	52.9
Ground rent—Contractual	1.5	1.3	15.4
Ground rent—Non-cash	1.5	1.6	(6.3)
Total hotel operating expenses	$100.9	$86.9	16.1%

Our hotel operating expenses increased $14.0 million, or 16.1 percent, from $86.9 million for our fiscal quarter ended March 25, 2011 to $100.9 million for our fiscal quarter ended March 23, 2012. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•	$2.1 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$5.5 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$0.8 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

The remaining increase in operating expenses of $5.6 million at our comparable hotels is primarily due to higher rooms and other departmental costs, driven by labor costs, and increased support costs, primarily driven by sales and marketing expenses. Property taxes also increased $1.1 million, primarily as a result of the expiration of our PILOT program at the Westin Boston

Waterfront Hotel and an expected increase in the assessed value of the Chicago Marriott Downtown.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is due primarily to the impact of our 2011 acquisitions and higher revenues at our comparable hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.0 million from the first fiscal quarter in 2011 to the first fiscal quarter in 2012 due primarily to our 2011 acquisitions, as well as the extensive renovation at Frenchman's Reef.

Corporate expenses. Our corporate expenses increased $0.4 million, from $4.1 million for our fiscal quarter ended March 25, 2011 to $4.5 million for our fiscal quarter ended March 23, 2012. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to legal expenses related to the bankruptcy proceedings of the Allerton Hotel.

Hotel acquisition costs. Hotel acquisition costs decreased $0.2 million from the quarter ended March 25, 2011 to the quarter ended March 23, 2012 primarily as a result of the acquisition of the JW Marriott Denver at Cherry Creek and Lexington Hotel New York in 2011.

Interest expense. Our interest expense was $11.5 million and $8.8 million for our fiscal quarters ended March 23, 2012 and March 25, 2011, respectively. The increase in interest expense is primarily attributable to the mortgage financing on the Hilton Minneapolis, the mortgage loans assumed in our acquisitions of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, the outstanding borrowings under our credit facility, and the recent mortgage financing on the Lexington Hotel New York.

Our interest expense for the fiscal quarters ended March 23, 2012 and March 25, 2011 is comprised of the following (in millions):

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011
Mortgage debt interest	$10.5	$8.4
Credit facility interest and unused fees	0.8	0.2
Amortization of deferred financing costs and debt premium	0.4	0.4
Capitalized interest	(0.3)	(0.2)
Interest rate cap fair value adjustment	0.1	—
	$11.5	$8.8

As of March 23, 2012, we had property-specific mortgage debt outstanding on eleven of our hotels. Most of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of March 23, 2012, we had no outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of March 23, 2012 was 5.42 percent.

Interest income. Interest income was less than $0.1 million for our fiscal quarter ended March 23, 2012 and $0.3 million for our fiscal quarter ended March 25, 2011, respectively. The decrease is primarily due to lower average cash balances during the first quarter of 2012.

Discontinued operations. Income from discontinued operations represents the results of operations for the quarters ended March 23, 2012 and March 25, 2011 of the three-hotel portfolio sold on March 23, 2012. We recorded a gain on the sale, net of tax, of $10.0 million during the first quarter of 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $5.8 million for our fiscal quarter ended March 23, 2012 and an income tax benefit on continuing operations of $3.7 million for our fiscal quarter ended March 25, 2011. The first fiscal quarter 2012 income tax benefit includes $5.9 million of income tax benefit incurred on the $14.6 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, partially offset by $0.1 million of foreign income tax expense incurred on the $1.2 million pre-tax income of the TRS that owns Frenchman's Reef. The first fiscal quarter 2011 income tax benefit includes $3.8 million of income tax benefit incurred on the $9.6 million pre-tax loss from continuing operations of our TRS for our fiscal quarter ended March 25, 2011, offset by foreign income tax expense of $0.1 million related to the $0.7 million of pre-tax income of the TRS that owns Frenchman’s Reef.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Other than our $170.4 million loan secured by a mortgage on the Lexington Hotel New York, our outstanding debt is fixed interest rate mortgage debt with no near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of March 23, 2012, we had $903.3 million of debt outstanding with a weighted average interest rate of 5.42% and a weighted average maturity date of approximately 4.1 years.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of March 23, 2012, we had no borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Credit Facility

We are party to a three-year, $200.0 million unsecured credit facility expiring in August 2014. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	March 23, 2012
Maximum leverage ratio (1)	60%	41.8%
Minimum fixed charge coverage ratio (2)	1.50x	2.0x
Minimum tangible net worth (3)	$1.8 billion	$1.94 billion
Secured recourse indebtedness	$25 million	$25 million
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

•
The unencumbered borrowing base must include the Westin Boston Waterfront, the Conrad Chicago and the Vail Marriott Mountain Resort and Spa. The Conrad Chicago and the Vail Marriott Mountain Resort and Spa may be released from the unencumbered borrowing base upon lender approval and satisfaction of certain other conditions.

In conjunction with the closing of the $170.4 million loan secured by the Lexington Hotel New York, we repaid in full the outstanding balance on the facility. In addition, the $100.0 million mortgage secured by the Lexington Hotel New York was released as security for the facility.

As of March 23, 2012, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 5.0x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 275 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.8 million and $0.2 million for our fiscal quarters ended March 23, 2012 and March 25, 2011.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends.

As of March 23, 2012, we had $128.6 million of unrestricted corporate cash, $56.1 million of restricted cash and $200 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $1.7 million for the period from January 1, 2012 to March 23, 2012. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash provided by investing activities was $81.6 million for the period from January 1, 2012 to March 23, 2012 primarily as a result of the sale of the three-hotel portfolio ($93 million). Cash used in investing activities consisted primarily of capital expenditures at our hotels ($6.8 million) and the additional deposit on the to-be-developed hotel in Times Square ($1.5 million).

Our net cash provided by financing activities was $19.0 million for the period from January 1, 2012 to March 23, 2012 and consisted of $170.4 million of proceeds from mortgage financing of the Lexington Hotel New York, offset by the net $100.0 million repayment of our credit facility, the $27.0 million prepayment of the mortgage debt secured by the Courtyard Denver Downtown, payment of cash dividends, and payment of financing costs for the Lexington Hotel New York mortgage loan.

In addition to the sources of cash discussed above with respect to proceeds from the sale of the three-hotel portfolio and the mortgage debt financing on the Lexington Hotel New York, we currently expect our estimated significant sources of cash for the remainder of the year ending December 31, 2012 to be comprised of net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2012 to be comprised of regularly scheduled debt service payments; payment of cash dividends, which are subject to board approval; capital expenditures, which are described further below; and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2012 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 23, 2012, we have set aside $46.6 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property. We spent approximately $6.8 million on capital improvements during the period from January 1, 2012 to March 23, 2012.

During 2012, we have commenced or plan to commence approximately $45 million of capital improvements, approximately $16 million of which will be funded from corporate cash. Our significant projects for 2012 include the following:

•
Conrad Chicago. We expect to spend $3.5 million to add 4,100 square feet of new meeting space, reposition the food and beverage outlets and re-concept the hotel lobby. The addition of the new meeting space is scheduled to take place during the summer of 2012 and the lobby repositioning in the first quarter of 2013.

•	Courtyard Manhattan/Midtown East. We expect to spend approximately $2.0 million to renovate the lobby and restaurant, as well as relocate the fitness center and add 5 additional rooms at the hotel.

•	Renaissance Worthington. We expect to spend $1.2 million over the next two years to undertake a comprehensive repair of the concrete façade of the hotel.

•	Marriott Atlanta Alpharetta. We expect to spend $2.4 million to renovate the guestrooms at the hotel during the third quarter of 2012.

In conjunction with executing the rebranding strategy at the Lexington Hotel, we are currently planning a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms. The cost of the renovation is expected to be approximately $30 million and completed during the first half of 2013.

We are continuing to evaluate an extensive renovation project at the Chicago Marriott Downtown that, if approved, is expected to be completed in subsequent years.

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

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011

	(in thousands)
Net income (loss)	$2,615	$(11,044)
Interest expense (1)	13,765	11,143
Income tax benefit (2)	(5,588)	(4,091)
Real estate related depreciation and amortization (3)	20,518	21,352
EBITDA	$31,310	$17,360
_____________

(1)	Amounts include interest expense included in discontinued operations as follows: $2.3 million in the quarters ended March 23, 2012 and March 25, 2011.

(2)	Amounts include income tax (expense) benefit included in discontinued operations as follows: ($0.2 million) in the quarter ended March 23, 2012 and $0.4 million in the quarter ended March 25, 2011.

(3)	Includes $2.8 million of depreciation expense included in discontinued operations for the quarter ended March 25, 2011.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, which defines FFO as net (loss) income (determined in accordance with GAAP), excluding gains (losses) from sales of property and impairment write-downs of depreciable operating property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). We believe that the presentation of FFO provides useful information to investors regarding our operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on sale of assets. We also use FFO as one measure in assessing our results.

	Fiscal Quarter Ended
	March 23, 2012	March 25, 2011

	(in thousands)
Net income (loss)	$2,615	$(11,044)
Real estate related depreciation and amortization (1)	20,518	21,352
Gain on sale of hotel portfolio, net of tax	(10,017)	—
FFO	$13,116	$10,308
___________

(1)	Includes $2.8 million of depreciation expense included in discontinued operations for the quarter ended March 25, 2011.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 23, 2012 was $902.2 million, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

We use our interest rate cap to manage interest rate risk related to our variable rate debt secured by the Lexington Hotel New York. The change in fair value of our interest rate cap is a non-cash transaction and is recorded as a credit or charge to interest expense.

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that had been previously filed against the borrower.  The borrower filed a plan of reorganization with the bankruptcy court in December 2011 and a disclosure statement with the bankruptcy court in January 2012 (together, the "Plan"). In March 2012, the Plan was approved for submission to the creditors for a vote to approve the Plan. If the creditors approve the Plan, then the Plan will be subject to a confirmation hearing, which is currently scheduled for July 2012. While we continue to vigorously pursue our rights in the bankruptcy case, the potential outcome is uncertain.

In August 2011, we filed a claim in New York State court under a so-called “bad boy guarantee” against an affiliate of the borrower for certain damages incurred as a result of the bankruptcy filing. In January 2012, the New York State court granted summary judgment in our favor, finding the guarantor liable for legal fees incurred by the Company arising out of the bankruptcy filing and we are preparing for a hearing on the reasonableness of the amount of fees. No assurance can be given, however, that we will be successful in collecting the amounts due to us upon a determination of the amount of damages due to us.

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

10.13*	Form of Severance Agreement (and schedule of material differences thereto)

10.20*	Severance Agreement between DiamondRock Hospitality Company and William J. Tennis dated as of December 16, 2009

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended March 23, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

April 30, 2012

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)