Form 10-Q
period 2012-06-15
DiamondRock Hospitality Co
filed 2012-07-25
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 15, 2012
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 195,141,934 shares of its $0.01 par value common stock outstanding as of July 25, 2012.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 15, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Operations for the Fiscal Quarters ended June 15, 2012 and June 17, 2011 and the Periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011	2

Condensed Consolidated Statements of Cash Flows for the Periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011	3

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Mine Safety Disclosures	37

Item 5. Other Information	37

Item 6. Exhibits	39

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 15, 2012 and December 31, 2011
(in thousands, except share and per share amounts)

	June 15, 2012	December 31, 2011
	(Unaudited)
ASSETS
Property and equipment, at cost	$2,681,505	$2,667,682
Less: accumulated depreciation	(474,302)	(433,178)
	2,207,203	2,234,504
Assets held for sale	—	263,399
Deferred financing costs, net	8,975	5,869
Restricted cash	61,026	53,871
Due from hotel managers	67,433	50,728
Note receivable	54,485	54,788
Favorable lease assets, net	42,355	43,285
Prepaid and other assets	69,875	65,900
Cash and cash equivalents	104,824	26,291
Total assets	$2,616,176	$2,798,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$900,624	$762,933
Mortgage debt of assets held for sale	—	180,000
Senior unsecured credit facility	—	100,000
Total debt	900,624	1,042,933

Deferred income related to key money, net	24,408	24,593
Unfavorable contract liabilities, net	81,050	81,914
Due to hotel managers	44,049	41,676
Liabilities of assets held for sale	—	3,805
Dividends declared and unpaid	155	13,594
Accounts payable and accrued expenses	79,791	87,963
Total other liabilities	229,453	253,545
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 167,930,396 and 167,502,359 shares issued and outstanding at June 15, 2012 and December 31, 2011, respectively	1,679	1,675
Additional paid-in capital	1,707,879	1,708,427
Accumulated deficit	(223,459)	(207,945)
Total stockholders’ equity	1,486,099	1,502,157
Total liabilities and stockholders’ equity	$2,616,176	$2,798,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 15, 2012 and June 17, 2011 and
the Periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Period From
			January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011
	June 15, 2012	June 17, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Rooms	$126,973	$101,213	$210,361	$170,496
Food and beverage	47,907	41,834	79,158	71,012
Other	10,667	7,121	17,450	12,412
Total revenues	185,547	150,168	306,969	253,920
Operating Expenses:
Rooms	33,422	25,894	58,301	46,096
Food and beverage	33,233	28,797	57,077	51,385
Management fees	6,616	6,357	9,758	9,105
Other hotel expenses	61,089	51,655	110,093	93,054
Depreciation and amortization	20,571	18,887	41,089	37,436
Impairment of favorable lease asset	468	—	468	—
Hotel acquisition costs	1,999	1,904	2,031	2,159
Corporate expenses	5,001	4,373	9,484	8,447
Total operating expenses	162,399	137,867	288,301	247,682
Operating profit	23,148	12,301	18,668	6,238
Other Expenses (Income):
Interest income	(154)	(263)	(217)	(555)
Interest expense	12,510	10,015	23,978	18,833
Gain on early extinguishment of debt	—	—	(144)	—
Total other expenses	12,356	9,752	23,617	18,278
Income (loss) from continuing operations before income taxes	10,792	2,549	(4,949)	(12,040)
Income tax (expense) benefit	(1,848)	(3,278)	3,926	449
Income (loss) from continuing operations	8,944	(729)	(1,023)	(11,591)
Income (loss) from discontinued operations, net of income taxes	—	173	12,582	(8)
Net income (loss)	$8,944	$(556)	$11,559	$(11,599)
Earnings (loss) per share:
Continuing operations	$0.05	$(0.00)	$(0.01)	$(0.07)
Discontinued operations	—	0.00	0.08	(0.00)
Basic and diluted earnings (loss) per share	$0.05	$(0.00)	$0.07	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011
(in thousands)

	Period From
	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$11,559	$(11,599)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	41,089	43,034
Corporate asset depreciation as corporate expenses	44	39
Gain on sale of properties, net of tax	(10,017)	—
Gain on early extinguishment of debt	(144)	—
Non-cash ground rent	3,107	3,221
Non-cash financing costs, debt premium and interest rate cap as interest	1,681	764
Impairment of favorable lease asset	468	—
Amortization of unfavorable contract liabilities	(864)	(852)
Amortization of deferred income	(426)	(403)
Stock-based compensation	2,262	2,301
Payment of Los Angeles Airport Marriott litigation settlement	(1,709)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,723)	(2,852)
Restricted cash	(1,975)	(2,794)
Due to/from hotel managers	(15,945)	(7,590)
Accounts payable and accrued expenses	(8,567)	(4,929)
Net cash provided by operating activities	18,840	18,340
Cash flows from investing activities:
Hotel capital expenditures	(15,171)	(21,345)
Hotel acquisitions	—	(366,792)
Net proceeds from sale of properties	92,631	—
Cash received from mortgage loan	303	605
Change in restricted cash	(5,819)	(15,762)
Purchase deposits	(1,898)	(22,300)
Receipt of deferred key money	241	1,768
Net cash provided by (used in) investing activities	70,287	(423,826)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(5,371)	(3,637)
Repurchase of common stock	(2,946)	(3,095)
Proceeds from sale of common stock, net	—	149,674
Proceeds from mortgage debt	170,368	100,000
Prepayment of mortgage debt	(26,963)	—
Draws on senior unsecured credit facility	40,000	115,000
Repayments of senior unsecured credit facility	(140,000)	—
Payment of financing costs	(4,375)	(2,234)
Purchase of interest rate cap	(934)	—
Payment of cash dividends	(40,373)	(13,505)
Net cash (used in) provided by financing activities	(10,594)	342,203
Net increase (decrease) in cash and cash equivalents	78,533	(63,283)
Cash and cash equivalents, beginning of period	26,291	84,201
Cash and cash equivalents, end of period	$104,824	$20,918

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27,733	$24,426
Cash paid for income taxes	$1,153	$629
Capitalized interest	$543	$548
Non-cash Financing Activities:
Assumption of mortgage debt	$—	$43,879
Unpaid dividends	$155	$13,549
Buyer assumption of mortgage debt on sale of hotels	$180,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that currently owns a portfolio of premium hotels and resorts. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of June 15, 2012, we owned 23 hotels with 10,406 guest rooms, located in the following markets: Atlanta, Georgia (2); Boston, Massachusetts; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; Sonoma, California; Washington D.C.; St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois. On July 12, 2012, we acquired a portfolio of four hotels containing 1,462 guest rooms. See Footnote 11 for further discussion of this acquisition.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and currently owns, either directly or indirectly, all of the limited partnership units of our operating partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed on February 29, 2012.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 15, 2012, the results of our operations for our fiscal quarters ended June 15, 2012 and June 17, 2011 and the periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011, and our cash flows for the periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Marriott recently announced preliminary plans to change its current fiscal year to a calendar year effective January 1, 2013. Marriott expects to make the fiscal year change on a prospective basis and will not adjust the prior year operating results. The change to Marriott's fiscal year will not impact the Company's full year results, which are currently reported on a calendar year. However, the preliminary change will impact the prior year comparability of each of our 2013 fiscal quarters.

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

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local, and/or foreign income taxes.

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

We had no accruals for tax uncertainties as of June 15, 2012 and December 31, 2011.

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

3.	Property and Equipment

Property and equipment as of June 15, 2012 (unaudited) and December 31, 2011 consists of the following (in thousands):

	June 15, 2012	December 31, 2011
Land	$321,892	$321,892
Land improvements	7,994	7,994
Buildings	2,024,422	2,001,762
Furniture, fixtures and equipment	320,194	333,305
CIP and corporate office equipment	7,003	2,729
	2,681,505	2,667,682
Less: accumulated depreciation	(474,302)	(433,178)
	$2,207,203	$2,234,504

As of June 15, 2012, we had accrued capital expenditures of $0.7 million. As of December 31, 2011, we had accrued capital expenditures of $1.9 million.

4.	Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of June 15, 2012 (unaudited) and December 31, 2011 consist of the following (in thousands):

	June 15, 2012	December 31, 2011
Boston Westin Waterfront Ground Lease	$18,842	$18,941
Boston Westin Waterfront Lease Right	9,045	9,513
Minneapolis Hilton Ground Lease	5,950	5,985
Oak Brook Hills Marriott Resort Ground Lease	7,102	7,352
Lexington Hotel New York Restaurant Leases	1,416	1,494
	$42,355	$43,285

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the period from January 1, 2012 to June 15, 2012 was approximately $0.5 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. An impairment loss of $0.5 million was recorded during the fiscal quarter ended June 15, 2012. No impairment loss was recorded during 2011.

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

We own the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of June 15, 2012, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $5.5 million. Foreclosure proceedings were initially filed in April 2010 and the borrower filed for bankruptcy in May 2011. We continue to pursue our rights in the bankruptcy proceedings, but the outcome is uncertain. See Note 13 for further discussion of the bankruptcy proceedings.

Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of June 15, 2012, we have received default interest payments from the borrower of approximately $6.1 million, of which $0.3 million was received during the period from January 1, 2012 to June 15, 2012. These payments have been recorded as a reduction of our basis in the Allerton loan. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of June 15, 2012, there was no impairment.

6.	Capital Stock

Common Shares

On July 9, 2012, we amended our corporate charter to increase the number of shares of common stock, par value $0.01 per share, from 200,000,000 shares to 400,000,000 shares. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.

Follow-On Public Offering. On July 11, 2012, we completed a follow-on public offering of our common stock. We sold 20,000,000 shares of our common stock for net proceeds to us, after deduction of offering costs, of approximately $200.1 million. The net proceeds from the offering were used to purchase a portfolio of four hotels (the “Portfolio Acquisition”) from affiliates of Blackstone Real Estate Partners VI (the "Sellers").

Private Placement. On July 12, 2012, in connection with the closing of the Portfolio Acquisition, we issued to an affiliate of the Sellers (the “Holder”) 7,211,538 shares of our common stock which is equal to $75 million divided by the closing sale price of our common stock on the New York Stock Exchange, or NYSE, on July 9, 2012. The Holder and the Company entered into a Registration Rights and Lock-Up Agreement which, among other things, requires the Company to use its best efforts to file a re-sale “shelf” registration statement registering the Holder's resale of the shares and subjects these shares to a 150-day lock-up period.

Dividends. We have paid the following dividends to holders of our common stock during 2012 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 15, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 15, 2012 and December 31, 2011, there were no operating partnership units held by unaffiliated third parties.

7.	Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,240,581 shares as of June 15, 2012. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards as further described below and the stock appreciation rights issued in 2008. On May 3, 2012, we issued (i) 12,104 shares of common stock and (ii) 18,156 deferred stock units to our board of directors having an aggregate value of $325,000, based on the closing stock price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2012 to June 15, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	1,010,127	$6.97
Granted	365,599	9.84
Additional shares from dividends	7,541	10.07
Vested	(690,718)	5.36
Unvested balance at June 15, 2012	692,549	$10.09

The remaining share awards are expected to vest as follows: 5,841 shares during 2012, 343,676 during 2013, 221,163 during 2014, and 121,869 during 2015. As of June 15, 2012, the unrecognized compensation cost related to restricted stock awards was $5.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.8 million and $0.9 million, respectively, of compensation expense related to restricted stock awards for each of the fiscal quarters ended June 15, 2012 and June 17, 2011. For the periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011, we recorded $1.6 million and $1.7 million, respectively, of compensation expense related to restricted stock awards.

Market Stock Units

We have awarded market stock units (“MSUs”) to our executive officers. MSUs are restricted stock units that are earned three years from the date of grant, subject to the achievement of certain levels of total stockholder return over the performance period (the "Performance Period"). Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of MSUs that will be earned, if any, and converted to shares of common stock at the end of the Performance Period is equal to the Target Award multiplied by a conversion ratio. The conversion ratio is calculated by dividing the 30-trading day average closing price of our common stock on the last day of the Performance Period plus dividends paid by the 30-trading day average closing price of our common stock on the date of grant. The target award is then multiplied by the conversion ratio. The maximum payout to an executive officer under an award is equal to 150% of the Target Award and no shares are earned if the conversion ratio is less than 50%. The number of shares that are earned at the end of the Performance Period also includes an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the number of MSUs actually earned. The fair values of the MSU awards are determined using a Monte Carlo simulation. A summary of our MSUs from January 1, 2012 to June 15, 2012 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	161,575	$11.45
Granted	89,990	11.14
Additional units from dividends	5,249	10.07
Unvested balance at June 15, 2012	256,814	$11.32

As of June 15, 2012, the unrecognized compensation cost related to the MSUs was $1.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. For the fiscal quarters ended June 15, 2012 and June 17, 2011, we recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the MSUs. For the periods from January 1, 2012 to June 15, 2012 and January 1, 2011 to June 17, 2011, we recorded $0.4 million and $0.2 million, respectively, of compensation expense related to market stock units.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter Ended		Period from
Numerator:	June 15, 2012	June 17, 2011	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011
Income (loss) from continuing operations	$8,944	$(729)	$(1,023)	$(11,591)
Income (loss) from discontinued operations	—	173	12,582	(8)
Net income (loss)	$8,944	$(556)	$11,559	$(11,599)
Denominator:
Weighted-average number of common shares outstanding—basic	167,968,579	167,404,379	167,818,564	165,701,061
Effect of dilutive securities:
Unvested restricted common stock	91,483	—	170,324	—
Shares related to unvested MSUs	265,980	—	265,980	—
Weighted-average number of common shares outstanding—diluted	168,326,042	167,404,379	168,254,868	165,701,061
Basic earnings (loss) per share:
Continuing operations	$0.05	$(0.00)	$(0.01)	$(0.07)
Discontinued operations	—	0.00	0.08	(0.00)
Total	$0.05	$(0.00)	$0.07	$(0.07)
Diluted earnings (loss) per share:
Continuing operations	$0.05	$(0.00)	$(0.01)	$(0.07)
Discontinued operations	—	0.00	0.08	(0.00)
Total	$0.05	$(0.00)	$0.07	$(0.07)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Fiscal Quarter Ended		Period from
			January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011
	June 15, 2012	June 17, 2011
Unvested restricted common stock	—	663,457	—	747,280
Unexercised stock appreciation rights	262,461	262,461	262,461	262,461
Shares related to unvested MSUs	—	171,515	—	171,515
Total	262,461	1,097,433	262,461	1,181,256

9.	Debt

The following table sets forth information regarding the Company’s debt as of June 15, 2012 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,122	8.81%
Marriott Salt Lake City Downtown	29,436	5.50%
Courtyard Manhattan / Fifth Avenue	50,445	6.48%
Renaissance Worthington	55,126	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	59,174	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	57,964	5.68%
Chicago Marriott Downtown Magnificent Mile	212,922	5.975%
Hilton Minneapolis	98,016	5.464%
JW Marriott Denver at Cherry Creek	41,354	6.47%
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.24% at June 15, 2012)
Debt premium	1,097
Total mortgage debt	900,624

Senior unsecured credit facility	—	LIBOR + 2.75% (2.99% at June 15, 2012)
Total debt	$900,624
Weighted-Average Interest Rate		5.49%

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt in conjunction with certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 15, 2012, 11 of our 23 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 15, 2012, we are in compliance with the financial covenants of our mortgage debt.

On February 7, 2012, we prepaid in full the $27.0 million mortgage loan secured by the Courtyard Denver Downtown without a prepayment penalty. In connection with the prepayment, we wrote off the unamortized debt premium of $0.1 million associated with the mortgage and recorded a gain on early extinguishment of debt.

On March 9, 2012, we closed on a limited recourse $170.4 million loan secured by a mortgage on the Lexington Hotel New York. The loan has a term of three years and may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The loan bears interest at a floating rate of one-month LIBOR plus 300 basis points. The financing includes $25 million of corporate recourse, which will be eliminated when the hotel achieves a specific debt yield test, the planned capital renovation for the hotel is completed and certain other conditions are met. In connection with the loan, we entered into a three-year interest rate cap agreement, which caps one-month LIBOR at 125 basis points. The cost of the interest rate cap was $0.9 million and is included in prepaid and other assets on the accompanying condensed consolidated balance sheet. Each reporting period the carrying value is adjusted to fair market value, with the accompanying charge or credit to interest expense. As of June 15, 2012, the fair market value of the interest rate cap was $0.3 million (see Note 12).

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	June 15, 2012
Maximum leverage ratio (1)	60%	49.1%
Minimum fixed charge coverage ratio (2)	1.50x	2.1x
Minimum tangible net worth (3)	$1.8 billion	$1.96 billion
Secured recourse indebtedness	$25 million	$25 million
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement which includes our commitment on the Times Square development hotel, divided by total asset value, defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton loan.

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

As of June 15, 2012, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.9x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 250 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.5 million for our fiscal quarters ended June 15, 2012 and June 17, 2011, respectively. Subsequent to June 15, 2012, we borrowed $120.0 million under the facility to partially fund the Portfolio Acquisition.

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

We recorded a gain on the sale of the portfolio, net of tax, of approximately $10.0 million. The gain on sale is recorded in discontinued operations on the accompanying condensed consolidated statements of operations. The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (unaudited, in thousands):

	Fiscal Quarter Ended		Period from
	June 15, 2012	June 17, 2011	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011
Hotel revenues	$—	$19,338	$19,602	$37,850
Hotel operating expenses	—	(14,239)	(14,415)	(28,175)
Operating income	—	5,099	5,187	9,675
Depreciation and amortization	—	(2,795)	—	(5,598)
Interest income	—	4	1	11
Interest expense	—	(2,325)	(2,297)	(4,650)
Income tax (expense) benefit	—	190	(326)	554
Gain on sale of hotel portfolio, net of tax	—	—	10,017	—
Income (loss) from discontinued operations	$—	$173	$12,582	$(8)

11. Acquisitions

On July 12, 2012, we acquired a portfolio of four hotels for a contractual purchase price of $495 million from affiliates of Blackstone Real Estate Partners VI. The portfolio consists of the 362-room Hilton Boston Downtown, the 406-room Westin Washington, D.C. City Center, the 436-room Westin San Diego and the 258-room Hilton Burlington. We funded the Portfolio Acquisition with a combination of approximately $120 million in borrowings under our senior unsecured credit facility, $100 million of available corporate cash, net proceeds from our recent follow-on public offering of common stock and the issuance of 7,211,538 shares of common stock to an affiliate of the Sellers in a private placement.

We are currently in the process of determining the allocation of the portfolio purchase price based on the fair values of the assets and liabilities acquired.

12. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 15, 2012 (unaudited) and December 31, 2011, in thousands, are as follows:

	June 15, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$54,485	$55,000	$54,788	$55,000
Debt	$900,624	$928,575	$1,042,933	$1,060,830
Interest rate cap	$333	$333	$—	$—

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

13. Commitments and Contingencies

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that had been previously filed against the borrower.  The borrower filed a plan of reorganization with the bankruptcy court in December 2011 and a disclosure statement with the bankruptcy court in January 2012 (together, the "Plan"). In March 2012, the Plan was approved for submission to the creditors for a vote to approve the Plan. The creditors approved the Plan and the Plan is subject to a confirmation hearing, which began on July 23, 2012. While we continue to vigorously pursue our rights in the bankruptcy case, the potential outcome is uncertain.

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

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending final approval by the Superior Court of California, Los Angeles County and during the fiscal quarter ended June 15, 2012, we paid our contribution to the settlement into escrow.

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

The Orlando Airport Marriott failed the performance test under the management agreement at the end of 2011. In July 2012, we amended the management agreement, which reduces the annual base management fee paid to the manager for each of fiscal years 2012 and 2013 from 3% to 2% of gross revenues should the hotel's annual debt service amount exceed hotel operating profit with respect to each such fiscal year. Should we exercise our termination rights based on the hotel failing the performance test in 2012 and 2013, we are required to repay the manager the 1% unpaid base management fees, if any, resulting from such fiscal years.

Income Taxes

We had no accruals for tax uncertainties as of June 15, 2012 and December 31, 2011. As of June 15, 2012, all of our federal income tax returns and state tax returns for the jurisdictions in which our hotels are located remain subject to examination by the respective jurisdiction tax authorities.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). As of June 15, 2012, we owned a portfolio of 23 premium hotels and resorts that contain 10,406 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. On July 12, 2012, we acquired a portfolio of four hotels containing 1,462 guest rooms. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

We currently own 27 premium hotels and resorts throughout North America. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in four major gateway cities (New York City, Chicago, Boston and Los Angeles) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We consider lodging properties located in key gateway cities and resort destinations to be most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

We critically evaluate each potential acquisition to ensure that the prospective asset is aligned with the vision we have set forth, supports our mission and corresponds with our strategy. Furthermore, we regularly analyze our portfolio to identify weaknesses therein and to strategize for the disposition of non-key assets in order to recycle capital for additional acquisitions.

A core tenet of our strategy is to leverage the top global hotel brands. We strongly believe that the largest global hotel brands create significant value as a result of each brand's ability to produce incremental revenue and that, as a result, branded hotels are able to generate greater profits than similar unbranded hotels. The dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and most of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott, Starwood or Hilton). Generally, we are interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand. However, we would own or acquire non-branded hotels in certain top-tier or unique markets if we believe that the returns on these hotels would be higher than if the hotels were operated under a globally recognized brand.

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

Conservative Capital Structure

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our current outstanding debt consists of fixed interest rate mortgage debt with no maturities until late 2014, the variable interest rate loan secured by the Lexington Hotel New York, and borrowings on our senior unsecured credit facility. We also maintain low financial leverage by often funding a portion of our acquisitions with proceeds from the issuance of equity. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through use of a highly leveraged capital structure.

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. GAAP, as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA) and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of total revenues for the quarter ended June 15, 2012 and approximately 69% of total revenues for the period from January 1, 2012 to June 15, 2012, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Matters.”

Our Hotels

The following table sets forth certain operating information for each of our hotels owned during the period from January 1, 2012 to June 15, 2012.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2011 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	67.6%	$193.36	$130.68	9.6%
Los Angeles Airport Marriott	Los Angeles, California	1,004	87.3%	109.98	96.05	8.7%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	67.5%	130.46	88.09	(1.0%)
Lexington Hotel New York (1) (2)	New York, New York	712	93.3%	184.13	171.70	7.0%
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	68.6%	196.64	134.95	12.5%
Renaissance Waverly Hotel (3)	Atlanta, Georgia	521	73.8%	132.02	97.48	8.2%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	68.8%	135.38	93.10	21.3%
Renaissance Worthington	Fort Worth, Texas	504	76.7%	156.28	119.79	—%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	82.7%	272.42	225.43	8.5%
Renaissance Austin Hotel (3)	Austin, Texas	492	73.9%	154.28	114.06	7.9%
Torrance Marriott South Bay	Los Angeles County, California	487	83.2%	109.92	91.49	10.2%
Orlando Airport Marriott	Orlando, Florida	485	79.2%	110.82	87.81	3.0%
Marriott Griffin Gate Resort (3)	Lexington, Kentucky	409	45.8%	118.51	54.31	9.1%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	54.7%	112.58	61.57	11.6%
Atlanta Westin North at Perimeter (1)	Atlanta, Georgia	372	80.3%	107.84	86.60	14.0%
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	64.2%	284.27	182.38	4.4%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	68.3%	140.78	96.13	4.7%
Courtyard Manhattan/Midtown East	New York, New York	312	82.6%	248.19	204.99	5.3%
Conrad Chicago (1)	Chicago, Illinois	311	72.1%	185.34	133.72	(0.7%)
Bethesda Marriott Suites	Bethesda, Maryland	272	64.5%	169.28	109.15	(6.5%)
JW Marriott Denver at Cherry Creek (1) (2)	Denver, Colorado	196	71.4%	218.94	156.39	2.6%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	86.2%	250.04	215.56	5.8%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	64.8%	207.18	134.33	9.3%
Courtyard Denver Downtown (1) (2)	Denver, Colorado	177	83.0%	154.07	127.88	19.9%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	93.4%	187.69	175.24	3.6%
Renaissance Charleston	Charleston, South Carolina	166	85.7%	190.30	163.09	10.0%
TOTAL/WEIGHTED AVERAGE		11,828	74.9%	$165.39	$123.80	7.7%
____________________

(1)	The hotel reports operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2012 to May 31, 2012 for the hotel.

(2)	The hotel was acquired during 2011.

(3)
The hotel was sold on March 23, 2012. The operating information presented for these hotels is for our ownership period of January 1, 2012 to March 23, 2012 and the change from 2011 reflects the change from the comparable period in 2011.

2012 Highlights

Acquisition of Portfolio of Four Hotels. On July 12, 2012, we acquired a portfolio of four hotels (the “Acquisition Portfolio”) from affiliates of Blackstone Real Estate Partners VI (the "Sellers") for a contractual purchase price of $495 million (the “Portfolio Acquisition”). The hotels acquired are the 362-room Hilton Boston Downtown, the 406-room Westin Washington, D.C. City Center, the 436-room Westin San Diego and the 258-room Hilton Burlington. We funded the Portfolio Acquisition with a combination of approximately $120 million in borrowings under our senior unsecured credit facility, $100 million of available corporate cash, net proceeds from our recent follow-on public offering of common stock and the issuance of 7, 211,538 shares of common stock to an affiliate of the Sellers (the “Holder”) in a private placement.

At the closing of the Portfolio Acquisition, we assumed the rights and obligations of the Sellers under the existing hotel management and franchise agreements with respect to the Westin Washington, D.C. City Center and the Westin San Diego. We entered into new franchise agreements with Hilton with respect to the Hilton Boston Downtown and the Hilton Burlington. We assumed the rights and obligations of the Sellers under the existing management agreement for the Hilton Burlington and we entered into a new management agreement with an affiliate of the Sellers with respect to the Hilton Boston.

Follow-On Public Offering. On July 11, 2012, we completed a follow-on public offering of our common stock. We sold 20,000,000 shares of our common stock for net proceeds to us, after deduction of offering costs, of approximately $200.1 million.

The proceeds from the offering were used to purchase the Acquisition Portfolio.

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

Rebranding of Lexington Hotel New York. On March 23, 2012, we executed a franchise agreement with Marriott to affiliate the Lexington Hotel New York with Marriott’s Autograph Collection upon the completion of a comprehensive $32 million property improvement plan. Separately, we exercised our termination option under the hotel's existing franchise agreement with Radisson Hotels International, Inc., for which we paid a $750,000 termination fee. The hotel will operate under the Radisson brand through September 15, 2012. During the period after the termination of Radisson and prior to becoming affiliated with the Autograph Collection, we expect to operate the hotel as an independent hotel. Highgate Hotels will remain the manager of the hotel.

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

Results of Operations

Comparison of our Fiscal Quarter Ended June 15, 2012 to our Fiscal Quarter Ended June 17, 2011

Our net income for our fiscal quarter ended June 15, 2012 was $8.9 million compared to a net loss of $0.6 million for our fiscal quarter ended June 17, 2011.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations, which exclude revenues from the three hotels sold on March 23, 2012, increased $35.3 million, from $150.2 million for our fiscal quarter ended June 17, 2011 to $185.5 million for our fiscal quarter ended June 15, 2012. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$3.8 million increase from the JW Marriott Denver at Cherry Creek, which was purchased on May 19, 2011.

•	$13.9 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$2.4 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Individual hotel revenues for our fiscal quarters ended June 15, 2012 and June 17, 2011, respectively, consist of the following (in millions):

	Fiscal Quarter Ended
	June 15, 2012	June 17, 2011	% Change
Chicago Marriott	$26.6	$23.7	12.2%
Westin Boston Waterfront Hotel (1)	21.4	18.7	14.4
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	16.5	10.8	52.8
Lexington Hotel New York (1)	13.9	—	100.0
Los Angeles Airport Marriott	13.8	12.3	12.2
Hilton Minneapolis (1)	12.2	12.4	(1.6)
Renaissance Worthington	8.2	7.5	9.3
Courtyard Manhattan/Midtown East	6.6	6.5	1.5
Conrad Chicago (1)	6.0	6.1	(1.6)
Vail Marriott Mountain Resort & Spa (1)	5.7	5.2	9.6
Torrance Marriott South Bay	5.4	5.0	8.0
Salt Lake City Marriott Downtown	5.3	5.1	3.9
Oak Brook Hills Marriott Resort	5.0	5.6	(10.7)
Orlando Airport Marriott	4.9	4.4	11.4
JW Marriott Denver at Cherry Creek (1) (2)	4.7	0.7	571.4
Atlanta Westin North at Perimeter (1)	4.6	4.2	9.5
The Lodge at Sonoma, a Renaissance Resort & Spa	4.5	4.0	12.5
Bethesda Marriott Suites	3.9	4.3	(9.3)
Courtyard Manhattan/Fifth Avenue	3.9	3.9	—
Marriott Atlanta Alpharetta	3.6	3.6	—
Hilton Garden Inn Chelsea/New York City (1)	3.2	3.2	—
Renaissance Charleston	3.2	3.0	6.7
Courtyard Denver Downtown (1)	2.4	—	100.0
Total	$185.5	$150.2	23.5%

(1)	The hotel reports operations on a calendar month and year basis. The fiscal quarters ended June 15, 2012 and June 17, 2011 include the months of March, April, and May for the hotel.

(2)	The hotel was acquired on May 19, 2011 and the fiscal quarter ended June 17, 2011 includes operations from May 19, 2011 to May 31, 2011.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the fiscal quarters ended June 15, 2012 and June 17, 2011, respectively, include the prior year operating statistics for the prior year period comparable to our 2012 ownership period.

	Fiscal Quarter Ended
	June 15, 2012	June 17, 2011	% Change
Occupancy %	78.7%	77.3%	1.4 percentage points
ADR	$177.90	$170.00	4.6%
RevPAR	$139.98	$131.45	6.5%

The increase in RevPAR is attributable to growth in both occupancy and ADR. We experienced occupancy growth in the group and leisure segments, partially offset by a decline in business transient room nights. ADR increased in all customer segments. Group room nights and group ADR both increased 3.1% from 2011. Business transient room nights were 6.6% lower than 2011, but business transient ADR increased 5.2%.

Food and beverage revenues increased $6.1 million from the comparable period in 2011, which includes a $1.5 million increase in revenues from our 2011 acquisitions. The remaining increase of $4.6 million at our comparable hotels is driven by both higher banquet revenue and, to a lesser extent, higher outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $3.5 million, which includes a $1.0 million increase in revenues from our 2011 acquisitions. The remaining increase of $2.5 million is due to our comparable hotels.

Hotel operating expenses. The operating expenses for our fiscal quarters ended June 15, 2012 and June 17, 2011 consists of the following (in millions):

	Fiscal Quarter Ended
	June 15, 2012	June 17, 2011	% Change
Rooms departmental expenses	$33.4	$25.9	29.0%
Food and beverage departmental expenses	33.2	28.8	15.3
Other departmental expenses	4.7	3.8	23.7
General and administrative	14.8	12.5	18.4
Utilities	5.9	5.6	5.4
Repairs and maintenance	7.8	7.0	11.4
Sales and marketing	13.9	11.3	23.0
Base management fees	4.9	4.9	—
Incentive management fees	1.7	1.5	13.3
Property taxes	7.8	5.8	34.5
Other fixed charges	2.8	2.1	33.3
Ground rent—Contractual	2.0	1.8	11.1
Ground rent—Non-cash	1.5	1.7	(11.8)
Total hotel operating expenses	$134.4	$112.7	19.3%

Our hotel operating expenses increased $21.7 million, or 19.3 percent, from $112.7 million for our fiscal quarter ended June 17, 2011 to $134.4 million for our fiscal quarter ended June 15, 2012. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•	$2.8 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$8.9 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$1.3 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

The remaining increase in operating expenses of $8.7 million at our comparable hotels is primarily due to higher rooms and other departmental costs, driven by labor costs, and increased support costs, primarily driven by sales and marketing expenses. Property taxes also increased $2.0 million, primarily as a result of the expiration of our PILOT program at the Westin Boston Waterfront Hotel and an expected increase in the assessed value of the Chicago Marriott Downtown.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. Although total revenues have increased, base management fees are flat to last year due to the amortization of key money received from Frenchman's Reef and the Conrad Chicago, which reduce base management fees.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.7 million from the second fiscal quarter in 2011 to the second fiscal quarter in 2012 due primarily to our 2011 acquisitions, as well as the extensive renovation at Frenchman's Reef.

Impairment of favorable lease asset. During our fiscal quarter ended June 15, 2012, we recorded an impairment loss of $0.5 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. No impairment loss was recorded during our fiscal quarter ended June 17, 2011.

Corporate expenses. Our corporate expenses increased $0.6 million, from $4.4 million for our fiscal quarter ended June 17, 2011 to $5.0 million for our fiscal quarter ended June 15, 2012. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to legal expenses related to the bankruptcy proceedings of the Allerton Hotel.

Hotel acquisition costs. Hotel acquisition costs increased $0.1 million from the quarter ended June 17, 2011 to the quarter ended June 15, 2012. The acquisition costs incurred during the quarter ended June 17, 2011 were due to the acquisitions of the JW Marriott Denver at Cherry Creek and Lexington Hotel New York. The acquisition costs incurred during the quarter ended

June 15, 2012 were primarily due to the Portfolio Acquisition, which was completed on July 12, 2012.

Interest expense. Our interest expense was $12.5 million and $10.0 million for our fiscal quarters ended June 15, 2012 and June 17, 2011, respectively. The increase in interest expense is primarily attributable to the mortgage financing the Lexington Hotel New York, the mortgage loan assumed in our acquisition of the JW Marriott Denver at Cherry Creek and the fair value adjustment to our interest rate cap.

Our interest expense for the fiscal quarters ended June 15, 2012 and June 17, 2011 is comprised of the following (in millions):

	Fiscal Quarter Ended
	June 15, 2012	June 17, 2011
Mortgage debt interest	$11.4	$9.4
Credit facility interest and unused fees	0.2	0.5
Amortization of deferred financing costs and debt premium	0.7	0.4
Capitalized interest	(0.3)	(0.3)
Interest rate cap fair value adjustment	0.5	—
	$12.5	$10.0

As of June 15, 2012, we had property-specific mortgage debt outstanding on eleven of our hotels. Most of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of June 15, 2012, we had no outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of June 15, 2012 was 5.49 percent.

Interest income. Interest income was $0.2 million for our fiscal quarter ended June 15, 2012 and $0.3 million for our fiscal quarter ended June 17, 2011, respectively. The decrease is primarily due to lower average cash balances during our second fiscal quarter of 2012.

Discontinued operations. Income from discontinued operations for the quarter ended June 17, 2011 represents the results of operations of the three-hotel portfolio sold on March 23, 2012.

Income taxes. We recorded an income tax expense on continuing operations of $1.8 million for our fiscal quarter ended June 15, 2012 and an income tax expense on continuing operations of $3.3 million for our fiscal quarter ended June 17, 2011. The second fiscal quarter 2012 income tax expense includes $1.4 million of income tax expense incurred on the $3.3 million pre-tax income from continuing operations of our taxable REIT subsidiary, or TRS, and $0.4 million of foreign income tax expense incurred on the $2.2 million pre-tax income of the TRS that owns Frenchman's Reef. The second fiscal quarter 2011 income tax expense includes $3.2 million of income tax expense incurred on the $8.1 million pre-tax income from continuing operations of our TRS for our fiscal quarter ended June 17, 2011, and $0.1 million of state franchise taxes.

Comparison of the Period from January 1, 2012 to June 15, 2012 to the Period from January 1, 2011 to June 17, 2011

Our net income for the period from January 1, 2012 to June 15, 2012 was $11.6 million compared to a net loss of $11.6 million for the period from January 1, 2011 to June 17, 2011.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations, which exclude revenues from the three hotels sold on March 23, 2012, increased $53.1 million, from $253.9 million for the period from January 1, 2011 to June 17, 2011 to $307.0 million for the period from January 1, 2012 to June 15, 2012. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$6.8 million increase from the JW Marriott Denver at Cherry Creek, which was purchased on May 19, 2011.

•	$19.9 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$3.7 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Individual hotel revenues for the period from January 1, 2012 to June 15, 2012 and the period from January 1, 2011 to June 17, 2011, respectively, consist of the following (in millions):

	Period from
	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011	% Change
Chicago Marriott	$39.6	$36.1	9.7%
Westin Boston Waterfront Hotel (1)	28.7	25.0	14.8
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	27.4	20.4	34.3
Los Angeles Airport Marriott	26.9	24.6	9.3
Lexington Hotel New York (1)	19.9	—	100.0
Hilton Minneapolis (1)	18.1	18.6	(2.7)
Renaissance Worthington	16.2	15.9	1.9
Vail Marriott Mountain Resort & Spa (1)	12.5	11.7	6.8
Salt Lake City Marriott Downtown	11.5	9.8	17.3
Courtyard Manhattan/Midtown East	11.2	10.7	4.7
Orlando Airport Marriott	10.5	10.4	1.0
Torrance Marriott South Bay	10.3	9.7	6.2
Oak Brook Hills Marriott Resort	8.9	8.2	8.5
Conrad Chicago (1)	8.0	8.2	(2.4)
Atlanta Westin North at Perimeter (1)	7.6	6.7	13.4
Marriott Atlanta Alpharetta	7.5	7.2	4.2
JW Marriott Denver at Cherry Creek (1) (2)	7.4	0.7	957.1
The Lodge at Sonoma, a Renaissance Resort & Spa	7.3	6.6	10.6
Bethesda Marriott Suites	6.9	7.3	(5.5)
Courtyard Manhattan/Fifth Avenue	6.7	6.5	3.1
Renaissance Charleston	5.5	5.1	7.8
Hilton Garden Inn Chelsea/New York City (1)	4.7	4.5	4.4
Courtyard Denver Downtown (1)	3.7	—	100.0
Total	$307.0	$253.9	20.9%

(1)
The hotel reports operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2012 to May 31, 2012 and January 1, 2011 to May 31, 2011, respectively, for the hotel.

(2)	The hotel was acquired on May 19, 2011 and the period from January 1, 2011 to June 17, 2011 includes operations from May 19, 2011 to May 31, 2011.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the period from January 1, 2012 to June 15, 2012 and the period from January 1, 2011 to June 17, 2011, respectively, include the prior year operating statistics for the prior year period comparable to our 2012 ownership period.

	Period from
	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011	% Change
Occupancy %	75.5%	72.7%	2.8 percentage points
ADR	$167.06	$161.15	3.7%
RevPAR	$126.10	$117.21	7.6%

The increase in RevPAR is attributable to growth in both occupancy and ADR. We experienced occupancy growth in all segments, with the exception of business transient, and ADR increased in all customer segments. Group room revenue increased 7.5% from 2011. Revenue from leisure and contract business increased 23.4% from 2011. Revenue from the business transient segment was flat compared to 2011.

Food and beverage revenues increased $8.1 million from the comparable period in 2011, which includes a $2.4 million increase in revenues from our 2011 acquisitions. The remaining increase of $5.7 million at our comparable hotels is driven by both higher banquet revenue and higher outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $5.0 million, which includes $1.6 million from our 2011 acquisitions. The remaining increase of $3.4 million is due to our comparable hotels.

Hotel operating expenses. The operating expenses for the period from January 1, 2012 to June 15, 2012 and the period from January 1, 2011 to June 17, 2011 consist of the following (in millions):

	Period from
	January 1, 2012 to June 15, 2012		January 1, 2011 to June 17, 2011	% Change
Rooms departmental expenses	$58.3		$46.1	26.5%
Food and beverage departmental expenses	57.1		51.4	11.1
Other departmental expenses	8.5		7.0	21.4
General and administrative	26.4		22.8	15.8
Utilities	11.0		10.2	7.8
Repairs and maintenance	14.1		12.8	10.2
Sales and marketing	24.0	24.0	19.7	21.8
Base management fees	8.0		7.6	5.3
Incentive management fees	1.8		1.5	20.0
Property taxes	14.4		10.3	39.8
Other fixed charges	5.1		3.9	30.8
Ground rent—Contractual	3.5		3.1	12.9
Ground rent—Non-cash	3.0		3.2	(6.3)
Total hotel operating expenses	$235.2		$199.6	17.8%

Our hotel operating expenses increased $35.6 million, or 17.8 percent, from $199.6 million for the period from January 1, 2011 to June 17, 2011 to $235.2 million for the period from January 1, 2012 to June 15, 2012. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$5.1 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$14.4 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$2.0 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

The remaining increase in operating expenses of $14.1 million at our comparable hotels is primarily due to higher rooms and other departmental costs, driven by labor costs, and increased support costs, primarily driven by sales and marketing expenses. Property taxes also increased $4.1 million, primarily as a result of the expiration of our PILOT program at the Westin Boston Waterfront Hotel and an increase in the assessed value of the Chicago Marriott Downtown.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is due primarily to the impact of our 2011 acquisitions and higher revenues at our comparable hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $3.7 million from the period from January 1, 2011 to June 17, 2011 to the period from January 1, 2012 to June 15, 2012 due primarily to our 2011 acquisitions, as well as the extensive renovation at Frenchman's Reef.

Impairment of favorable lease asset. During the period from January 1, 2012 to June 15, 2012, we recorded an impairment loss of $0.5 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. No impairment loss was recorded during the period from January 1, 2011 to June 17, 2011.

Corporate expenses. Our corporate expenses increased $1.1 million, from $8.4 million for the period from January 1, 2011 to June 17, 2011 to $9.5 million for the period from January 1, 2012 to June 15, 2012. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. The increase in corporate expenses is due primarily to legal expenses related to the bankruptcy proceedings of the Allerton Hotel.

Hotel acquisition costs. The acquisition costs incurred during the period from January 1, 2011 to June 17, 2011 were due to the acquisitions of the JW Marriott Denver at Cherry Creek and Lexington Hotel New York. The acquisition costs incurred during the period from January 1, 2012 to June 15, 2012 were primarily due to the Portfolio Acquisition, which was completed on July 12, 2012.

Interest expense. Our interest expense was $24.0 million and $18.8 million for the periods from January 1, 2012 to June 15, 2012 and from January 1, 2011 to June 17, 2011, respectively. The increase in interest expense is primarily attributable to the mortgage financings on the Hilton Minneapolis and the Lexington Hotel New York and the mortgage loans assumed in our acquisitions of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, as well as the fair value adjustment on out interest rate cap.

Our interest expense for the periods from January 1, 2012 to June 15, 2012 and from January 1, 2011 to June 17, 2011 is comprised of the following (in millions):

	Period from
	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011
Mortgage debt interest	$21.8	$17.8
Credit facility interest and unused fees	1.0	0.7
Amortization of deferred financing costs and debt premium	1.1	0.8
Capitalized interest	(0.5)	(0.5)
Interest rate cap fair value adjustment	0.6	—
	$24.0	$18.8

Interest income. Interest income was $0.2 million for the period from January 1, 2012 to June 15, 2012 and $0.6 million for the period from January 1, 2011 to June 17, 2011, respectively. The decrease is primarily due to lower average cash balances during the the period from January 1, 2012 to June 15, 2012.

Discontinued operations. Income from discontinued operations represents the results of operations for the periods from January 1, 2012 to June 15, 2012 and from January 1, 2011 to June 17, 2011 of the three-hotel portfolio sold on March 23, 2012. We recorded a gain on the sale, net of tax, of $10.0 million during the first quarter of 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $3.9 million for the period from January 1, 2012 to June 15, 2012 and an income tax benefit on continuing operations of $0.4 million for the period from January 1, 2011 to June 17, 2011. The income tax benefit for the period from January 1, 2012 to June 15, 2012 includes $4.5 million of income tax benefit incurred on the $11.3 million pre-tax loss from continuing operations of our TRS, partially offset by $0.5 million of foreign income tax expense incurred on the $3.4 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax benefit for the period from January 1, 2011 to June 17, 2011 includes $0.6 million of income tax benefit incurred on the $1.5 million pre-tax loss from continuing operations of our TRS for the period from January 1, 2011 to June 17, 2011, offset by foreign income tax expense of $0.1 million related to the $0.7 million of pre-tax income of the TRS that owns Frenchman’s Reef and $0.1 million of state franchise taxes.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. The majority of our outstanding debt is fixed interest rate mortgage debt with no near-term maturities. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is limited recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of June 15, 2012, we had $900.6 million of debt outstanding with a weighted average interest rate of 5.49% and a weighted average maturity date of approximately 3.8 years and consisted entirely of mortgage debt. After the completion of the Portfolio Acquisition on July 12, 2012, we continue to maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with no near term debt maturities, capacity on our senior unsecured credit facility and 16 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of June 15, 2012, we had no borrowings outstanding under our senior unsecured credit facility. Subsequent to June 15, 2012, we borrowed $120.0 million under the facility to partially fund the Portfolio Acquisition.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	June 15, 2012
Maximum leverage ratio (1)	60%	49.1%
Minimum fixed charge coverage ratio (2)	1.50x	2.1x
Minimum tangible net worth (3)	$1.8 billion	$1.96 billion
Secured recourse indebtedness	$25 million	$25 million
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement which includes our commitment on the Times Square development hotel, divided by total asset value, defined in the credit agreement as a) total cash and cash equivalents plus b) the value of our owned hotels based on hotel net operating income divided by an 8.5% capitalization rate, and (c) the book value of the Allerton loan.

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

As of June 15, 2012, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.9x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 250 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.5 million for our fiscal quarters ended June 15, 2012 and June 17, 2011. Subsequent to June 15, 2012, we borrowed $120.0 million under the facility to partially fund the Portfolio Acquisition.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends.

As of June 15, 2012, we had $104.8 million of unrestricted corporate cash, $61.0 million of restricted cash and $200 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $18.8 million for the period from January 1, 2012 to June 15, 2012. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash provided by investing activities was $70.3 million for the period from January 1, 2012 to June 15, 2012 primarily as a result of the sale of the three-hotel portfolio ($92.6 million). Cash used in investing activities consisted primarily of capital expenditures at our hotels ($15.2 million) and the additional deposits on the to-be-developed hotel in Times Square ($1.9 million).

Our net cash used in financing activities was $10.6 million for the period from January 1, 2012 to June 15, 2012 and consisted of $170.4 million of proceeds from mortgage financing of the Lexington Hotel New York, offset by the net $100.0 million repayment of our credit facility, the $27.0 million prepayment of the mortgage debt secured by the Courtyard Denver Downtown, payment of cash dividends, payment of regularly scheduled mortgage principal payments and payment of financing costs for the Lexington Hotel New York mortgage loan.

In addition to the sources of cash discussed above with respect to proceeds from the sale of the three-hotel portfolio and the mortgage debt financing on the Lexington Hotel New York, we currently expect our estimated significant sources of cash for the remainder of the year ending December 31, 2012 will be comprised of our follow-on public offering, borrowings under our senior unsecured credit facility, and net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2012 will be comprised of the payment of the cash consideration portion of the Portfolio Acquisition, regularly scheduled debt service payments; payment of cash dividends, which are subject to board approval; capital expenditures, which are described further below; and corporate expenses.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS and TRS lessees, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Internal Revenue Code of 1986, as amended, or the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

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

We have paid the following dividends to holders of our common stock during 2012 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 15, 2012, we have set aside $49.6 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property. We spent approximately $15.2 million on capital improvements during the period from January 1, 2012 to June 15, 2012.

During 2012, we have commenced or plan to commence approximately $50 million of capital improvements, approximately $20 million of which will be funded from corporate cash. Our significant projects for 2012 include the following:

•
Conrad Chicago. We expect to spend $3.5 million to add 4,100 square feet of new meeting space, reposition the food and beverage outlets and re-concept the hotel lobby. The addition of the new meeting space is scheduled to be completed by the end of the summer of 2012 and the lobby repositioning in the first quarter of 2013.

•	Renaissance Worthington. We expect to spend $1.2 million over the next two years to undertake a comprehensive repair of the concrete façade of the hotel.

•	Marriott Atlanta Alpharetta. We expect to spend $2.4 million to renovate the guest rooms at the hotel during the third quarter of 2012.

•	Frenchman's Reef. We expect to spend $1.6 million to renovate certain guest rooms and replace the boat dock at the hotel. We expect these projects to be completed in early 2013.

In connection with executing the rebranding strategy at the Lexington Hotel, we are currently planning a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms. The cost of the renovation is expected to be approximately $32 million and completed during the first half of 2013.

We are continuing to evaluate an extensive renovation project at the Chicago Marriott Downtown that, if approved, is expected to be completed in subsequent years.

In connection with the Portfolio Acquisition, we expect to spend approximately $56 million for capital improvements at the Acquisition Portfolio over the next 60 months, including approximately $30 million to $35 million in the first two years of our ownership.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: EBITDA, Adjusted EBITDA, FFO and Adjusted FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO and Adjusted FFO, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company.

EBITDA and FFO

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

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net (loss) income determined in accordance with GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. The Company also uses FFO as one measure in assessing its results.

Adjustments to EBITDA and FFO

We adjust FFO and EBITDA when evaluating our performance because we believe that the exclusion of certain additional recurring and non-recurring items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with GAAP net income, EBITDA and FFO, is beneficial to an investor's complete understanding of our operating performance. We adjust EBITDA and FFO for the following items:

•	Non-Cash Ground Rent: We exclude the non-cash expense incurred from straight lining the rent from our ground lease obligations and the non-cash amortization of our favorable lease assets.

•
Non-Cash Amortization of Unfavorable Contract Liabilities: We exclude the non-cash amortization of the unfavorable contract liabilities recorded in conjunction with our acquisitions of the Bethesda Marriott Suites, the Chicago Marriott Downtown, the Renaissance Charleston and the Lexington Hotel New York. The amortization of the unfavorable contract liabilities does not reflect the underlying operating performance of our hotels.

•
Cumulative Effect of a Change in Accounting Principle: Infrequently, the Financial Accounting Standards Board (FASB) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these one-time adjustments because they do not reflect its actual performance for that period.

•
Gains from Early Extinguishment of Debt: We exclude the effect of gains recorded on the early extinguishment of debt because we believe they do not accurately reflect the underlying performance of the Company.

•	Acquisition Costs: We exclude acquisition transaction costs expensed during the period because we believe they do not reflect the underlying performance of the Company.

•
Allerton Loan: In 2011, we included cash payments received on the senior loan secured by the Allerton Hotel in Adjusted EBITDA and Adjusted FFO. GAAP requires us to record the cash received from the borrower as a reduction of our basis in the mortgage loan due to the uncertainty over the timing and amount of cash payments on the loan. Beginning in 2012, due to the uncertainty of the timing of the bankruptcy resolution, we exclude both cash interest payments received from the borrower and the legal costs incurred as a result of the bankruptcy proceedings from our calculation of Adjusted EBITDA and Adjusted FFO. We have not adjusted our 2011 Adjusted EBITDA and Adjusted FFO calculations to reflect this change in presentation.

•
Other Non-Cash and /or Unusual Items:  We exclude the effect of certain non-cash and/or unusual items because we believe they do not reflect the underlying performance of the Company. In 2012, we excluded the franchise termination fee paid to Radisson because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel. In 2011, we excluded the accrual for net key money repayment to Hilton in conjunction with entering into a termination agreement for the Conrad Chicago because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel.

In addition, to derive Adjusted EBITDA we exclude gains or losses on dispositions and impairment losses because we believe that including them in EBITDA is not consistent with reflecting the ongoing performance of our hotels. Additionally, the gain or loss on dispositions and impairment losses represent either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

In addition, to derive Adjusted FFO we exclude any fair value adjustments to debt instruments. Specifically, we exclude the impact of the non-cash amortization of the debt premium recorded in conjunction with the acquisition of the JW Marriott Denver at Cherry Creek and fair market value adjustments to the Company's interest rate cap agreement.

The following table is a reconciliation of our U.S. GAAP net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Quarter Ended		Period from
	June 15, 2012	June 17, 2011	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011

Net income (loss)	$8,944	$(556)	$11,559	$(11,599)
Interest expense(1)	12,510	12,340	26,274	23,483
Income tax expense (benefit)(2)	1,848	3,088	(3,740)	(1,003)
Real estate related depreciation and amortization(3)	20,571	21,682	41,089	43,034
EBITDA	43,873	36,554	75,182	53,915
Non-cash ground rent	1,575	1,655	3,107	3,221
Non-cash amortization of unfavorable contract liabilities	(432)	(426)	(864)	(852)
Gain on sale of hotel properties, net of tax	—	—	(10,017)	—
Gain on early extinguishment of debt	—	—	(144)	—
Acquisition costs	1,999	1,904	2,031	2,159
Allerton loan interest payments	—	505	—	605
Allerton loan legal fees	590	—	912	—
Franchise termination fee	—	—	750	—
Accrual for net key money repayment	—	864	—	864
Impairment of favorable lease asset	468	—	468	—
Adjusted EBITDA	$48,073	$41,056	$71,425	$59,912

_____________

(1)
Amounts include interest expense included in discontinued operations as follows: $2.3 million in the quarter ended June 17, 2011; $2.3 million in the period from January 1, 2012 to June 15, 2012; and $4.7 million in the period from January 1, 2011 to June 17, 2011.

(2)
Amounts include income tax (expense) benefit included in discontinued operations as follows: $0.2 million in the quarter ended June 17, 2011; ($0.2 million) in the period from January 1, 2012 to June 15, 2012; and $0.6 million in the period from January 1, 2011 to June 17, 2011.

(3)
Amounts include depreciation expense included in discontinued operations as follows: $2.8 million in the quarter ended June 17, 2011 and $5.6 million in the period from January 1, 2011 to June 17, 2011.

The following table is a reconciliation of our U.S. GAAP net income (loss) to FFO and Adjusted FFO (in thousands):

	Fiscal Quarter Ended		Period from
	June 15, 2012	June 17, 2011	January 1, 2012 to June 15, 2012	January 1, 2011 to June 17, 2011

Net income (loss)	$8,944	$(556)	$11,559	$(11,599)
Real estate related depreciation and amortization(1)	20,571	21,682	41,089	43,034
Impairment of favorable lease asset	468	—	468	—
Gain on sale of hotel properties, net of tax	—	—	(10,017)	—
FFO	29,983	21,126	43,099	31,435
Non-cash ground rent	1,575	1,655	3,107	3,221
Non-cash amortization of unfavorable contract liabilities	(432)	(426)	(864)	(852)
Gain on early extinguishment of debt	—	—	(144)	—
Acquisition costs	1,999	1,904	2,031	2,159
Allerton loan interest payments	—	505	—	605
Allerton loan legal fees	590	—	912	—
Franchise termination fee	—	—	750	—
Accrual for net key money repayment	—	864	—	864
Fair value adjustments to debt instruments	448	—	401	—
Adjusted FFO	$34,163	$25,628	$49,292	$37,432
___________

(1)
Amounts include depreciation expense included in discontinued operations as follows: $2.8 million in the quarter ended June 17, 2011 and $5.6 million in the period from January 1, 2011 to June 17, 2011.

Use and Limitations of Non-GAAP Financial Measures

Our management and Board of Directors use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. The use of these non-GAAP financial measures has certain limitations. These non-GAAP financial measures as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our GAAP results and the reconciliations to the corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

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

We have elected to be treated as a REIT under the provisions of the Code and, as such, are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state income tax on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 15, 2012 was $899.5 million, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that had been previously filed against the borrower.  The borrower filed a plan of reorganization with the bankruptcy court in December 2011 and a disclosure statement with the bankruptcy court in January 2012 (together, the "Plan"). In March 2012, the Plan was approved for submission to the creditors for a vote to approve the Plan. The creditors approved the Plan and the Plan is subject to a confirmation hearing, which began on July 23, 2012. While we continue to vigorously pursue our rights in the bankruptcy case, the potential outcome is uncertain.

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

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  The settlement is pending approval by the Superior Court of California, Los Angeles County and during the fiscal quarter ended June 15, 2012, we paid our contribution to the settlement into escrow.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the following.

We intend to make significant capital expenditures for each of the hotels comprising the Acquisition Portfolio and the performance of these hotels is dependent on the successful completion of the capital expenditure program developed for each hotel.

We expect to invest approximately $56 million over the next 60 months in the hotels comprising the Acquisition Portfolio including approximately $30 million to $35 million in the first two years of our ownership. The capital expenditure programs developed for each hotel are comprehensive and no assurance can be given that they will be completed on time or on budget or at all. If the programs are not completed successfully, it could have an impact on the expected performance of these hotels. Further, the franchisors (Hilton and Starwood) required as a condition to consenting to the transfer of the franchise agreements to our subsidiaries that property improvement plans be undertaken for each of these hotels. If these plans are not completed timely, or at all, with respect to one or more of these hotels, then we may be in default under the franchise agreement for such hotel or hotels and subject to termination of the franchise agreement and liquidated damages. Further, while these capital expenditure programs are being implemented at these hotels, guest rooms and certain public spaces may be out of service, which could have a material impact on the financial performance of the hotels and us.

Our hotels generally, and the hotels in the Acquisition Portfolio specifically, are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

The four hotel properties comprising the Acquisition Portfolio will operate under franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we and our lessees and management companies follow their standards. Failure by us, one of our taxable REIT subsidiary lessees or one of our third-party management companies to maintain these standards or other terms and conditions of the franchise agreement could result in us being in default and the franchise agreement being terminated. If a franchise agreement is terminated for failure to comply with its terms, including the maintenance of brand standards, we may be liable to the franchisor for a termination payment. We also face the risk of termination of the franchise agreement if we do not make franchisor-required capital expenditures under the franchise agreements.

Each of the franchise agreements with respect to the hotels in the Acquisition Portfolio imposes significant liquidated damages upon termination of the franchise agreement, in particular the franchise agreements for the Westin Washington, D.C. City Center and the Westin San Diego. In the case of these franchise agreements, if we are in default under the franchise agreement and the franchisor exercises its right to terminate the franchise agreement, we would be required to pay liquidated damages equal to the monthly average of the franchise fees and marketing fees payable over the previous 12 months multiplied by the number of months remaining in the term of the franchise agreement. Each of the franchise agreements for the Westin Washington, D.C. City Center and the Westin San Diego terminates in 2027. In addition to the payment of liquidated damages, if a franchisor terminates the franchise agreement, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations and the underlying value of the hotel property because of the loss of associated name recognition, marketing support and centralized reservation system provided by the franchisor and could adversely affect our revenues. This loss of revenue could in turn adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Future issuances or sales of our common stock, including the issuance of shares to the Holder and any subsequent resale of the shares, may depress the market price of our common stock and have a dilutive effect on our existing stockholders, including purchasers in this offering.

We cannot predict whether future issuances of our common stock or the availability of shares for resale in the open market may depress the market price of our common stock. Future issuances or sales of a substantial number of shares of our common stock in the public market, including the issuance of shares of our common stock to the Holder in the Portfolio Acquisition and any subsequent resale of such shares by the Holder, or the issuance of our common stock in connection with property, portfolio or business acquisitions, or the perception that such issuances or sales might occur, may cause the market price of our shares to decline. In addition, future issuances of our common stock, including the issuance of shares of our common stock to the Holder as part of the Portfolio Acquisition, may be dilutive to existing stockholders.

In connection with the issuance of shares of our common stock to the Holder in the Portfolio Acquisition, we have entered into a Registration Rights and Lock-Up Agreement dated July 9, 2012 (the "Registration Rights Agreement") with the Holder pursuant to which the Holder will agree that during the lock-up period, it will not sell, dispose or otherwise transfer the shares of our common stock issued to the Holder in connection with the Portfolio Acquisition, subject to certain exceptions. Pursuant to the Registration Rights Agreement, we may waive the lock-up restrictions in our sole discretion with respect to all or any portion of the shares of common stock subject to the lock-up agreement. When the restrictions under the Registration Rights Agreement end, the shares of our common stock issued as the Stock Consideration will be available for sale into the market. Pursuant to the Registration Rights Agreement, we have granted the Holder certain registration rights, including a requirement to use our best efforts to file a “shelf” registration statement covering the Holder’s resale of all such shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.2
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

10.1*	Agreement of Purchase and Sale among the Sellers named therein and DiamondRock Hospitality Company, dated as of July 9, 2012

10.2*	Registration Rights and Lock-Up Agreement among the Holder named therein and DiamondRock Hospitality Company, dated as of July 12, 2012

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended June 15, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

July 25, 2012

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)