Form 10-Q
period 2012-09-07
DiamondRock Hospitality Co
filed 2012-10-15
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 7, 2012
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 195,145,707 shares of its $0.01 par value common stock outstanding as of October 15, 2012.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of September 7, 2012 and December 31, 2011	1

Condensed Consolidated Statements of Operations for the Fiscal Quarters ended September 7, 2012 and September 9, 2011 and the Periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011	2

Condensed Consolidated Statements of Cash Flows for the Periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011	3

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	41

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 7, 2012 and December 31, 2011
(in thousands, except share and per share amounts)

	September 7, 2012	December 31, 2011
	(Unaudited)
ASSETS
Property and equipment, at cost	$3,089,494	$2,667,682
Less: accumulated depreciation	(482,641)	(433,178)
	2,606,853	2,234,504
Assets held for sale	41,819	263,399
Deferred financing costs, net	8,261	5,869
Restricted cash	60,263	53,871
Due from hotel managers	70,569	50,728
Note receivable	54,237	54,788
Favorable lease assets, net	40,746	43,285
Prepaid and other assets	68,890	65,900
Cash and cash equivalents	21,604	26,291
Total assets	$2,973,242	$2,798,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$898,471	$762,933
Mortgage debt of assets held for sale	—	180,000
Senior unsecured credit facility	120,000	100,000
Total debt	1,018,471	1,042,933

Deferred income related to key money, net	24,414	24,593
Unfavorable contract liabilities, net	80,619	81,914
Due to hotel managers	49,115	41,676
Liabilities of assets held for sale	1,735	3,805
Dividends declared and unpaid	15,871	13,594
Accounts payable and accrued expenses	81,615	87,963
Total other liabilities	253,369	253,545
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,141,934 and 167,502,359 shares issued and outstanding at September 7, 2012 and December 31, 2011, respectively	1,951	1,675
Additional paid-in capital	1,983,404	1,708,427
Accumulated deficit	(283,953)	(207,945)
Total stockholders’ equity	1,701,402	1,502,157
Total liabilities and stockholders’ equity	$2,973,242	$2,798,635
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 7, 2012 and September 9, 2011 and
the Periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Period From
			January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011
	September 7, 2012	September 9, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Rooms	$132,578	$111,984	$338,043	$278,215
Food and beverage	40,791	36,676	117,415	105,379
Other	10,504	8,177	27,787	20,442
Total revenues	183,873	156,837	483,245	404,036
Operating Expenses:
Rooms	35,428	30,141	92,386	75,043
Food and beverage	30,008	26,170	85,731	76,177
Management fees	5,744	4,551	15,313	13,488
Other hotel expenses	64,098	55,772	171,131	145,887
Depreciation and amortization	22,612	20,577	62,802	57,170
Impairment losses	30,376	—	30,844	—
Hotel acquisition costs	8,314	445	10,345	2,604
Corporate expenses	6,227	6,453	15,711	14,900
Total operating expenses	202,807	144,109	484,263	385,269
Operating (loss) profit	(18,934)	12,728	(1,018)	18,767
Other Expenses (Income):
Interest income	(60)	(24)	(278)	(579)
Interest expense	12,732	11,281	36,710	30,114
Gain on early extinguishment of debt	—	—	(144)	—
Total other expenses	12,672	11,257	36,288	29,535
(Loss) income from continuing operations before income taxes	(31,606)	1,471	(37,306)	(10,768)
Income tax benefit (expense)	916	(2,239)	4,992	(1,646)
Loss from continuing operations	(30,690)	(768)	(32,314)	(12,414)
Loss from discontinued operations, net of income taxes	(14,089)	(247)	(905)	(199)
Net loss	$(44,779)	$(1,015)	$(33,219)	$(12,613)
Loss per share:
Continuing operations	$(0.16)	$(0.01)	$(0.19)	$(0.08)
Discontinued operations	(0.08)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per share	$(0.24)	$(0.01)	$(0.19)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011
(in thousands)

	Period From
	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(33,219)	$(12,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	64,149	66,835
Corporate asset depreciation as corporate expenses	66	59
Gain on sale of hotel properties	(9,541)	—
Gain on early extinguishment of debt	(144)	—
Non-cash ground rent	4,621	4,878
Non-cash financing costs, debt premium and interest rate cap as interest	2,529	1,068
Impairment losses	45,534	—
Amortization of unfavorable contract liabilities	(1,296)	(1,284)
Amortization of deferred income	(658)	(414)
Stock-based compensation	3,230	3,339
Payment of Los Angeles Airport Marriott litigation settlement	(1,709)	—
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,261)	(1,371)
Restricted cash	(1,532)	(5,225)
Due to/from hotel managers	(15,281)	(7,438)
Accounts payable and accrued expenses	(10,822)	(4,564)
Net cash provided by operating activities	44,666	43,270
Cash flows from investing activities:
Hotel capital expenditures	(26,354)	(35,403)
Hotel acquisitions	(415,188)	(385,472)
Net proceeds from sale of properties	92,120	—
Cash received from mortgage loan	551	1,704
Change in restricted cash	(6,193)	(3,164)
Purchase deposits	(1,898)	(20,000)
Receipt of deferred key money	479	3,430
Net cash used in investing activities	(356,483)	(438,905)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,441)	(6,217)
Repurchase of common stock	(2,946)	(3,849)
Proceeds from sale of common stock, net	199,831	149,674
Proceeds from mortgage debt	170,368	100,000
Prepayment of mortgage debt	(26,963)	—
Draws on senior unsecured credit facility	175,000	130,000
Repayments of senior unsecured credit facility	(155,000)	—
Payment of financing costs	(4,412)	(2,457)
Purchase of interest rate cap	(934)	—
Payment of cash dividends	(40,373)	(26,940)
Net cash provided by financing activities	307,130	340,211
Net decrease in cash and cash equivalents	(4,687)	(55,424)
Cash and cash equivalents, beginning of period	26,291	84,201
Cash and cash equivalents, end of period	$21,604	$28,777

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$38,236	$39,436
Cash paid for income taxes	$1,192	$629
Capitalized interest	$802	$1,036
Non-cash Financing Activities:
Assumption of mortgage debt	$—	$71,421
Unpaid dividends	$15,871	$13,569
Buyer assumption of mortgage debt on sale of hotels	$180,000	$—
Issuance of common stock in connection with acquisition of hotel portfolio	$75,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that currently owns a portfolio of 26 premium hotels and resorts. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of September 7, 2012, we owned 27 hotels with 11,868 guest rooms, located in the following markets: Atlanta, Georgia (2); Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois. On October 3, 2012, we sold the 372-room Atlanta Westin North at Perimeter.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 7, 2012, the results of our operations for our fiscal quarters ended September 7, 2012 and September 9, 2011 and the periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011, and our cash flows for the periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Reporting Periods

The results we report in our condensed consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of 14 of our hotels, uses a fiscal year ending on the Friday closest to December 31 and reports 12 weeks of operations for each of the first three quarters and 16 or 17 weeks for the fourth quarter of the year for its domestic managed hotels. In contrast, Marriott, for its non-domestic hotels (including Frenchman’s Reef), Vail Resorts, manager of the Vail Marriott, Davidson Hotels & Resorts, manager of the Atlanta Westin North at Perimeter, Hilton Hotels Corporation, manager of the Conrad Chicago and Hilton Minneapolis, Westin Hotel

Management, L.P., manager of the Westin Boston Waterfront Hotel, Alliance Hospitality Management, manager of the Hilton Garden Inn Chelsea/New York City, Sage Hospitality, manager of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, Highgate Hotels, manager of the Lexington Hotel New York, WHM LLC, manager of the Hilton Boston Downtown, and Interstate Hotels & Resorts, manager of the Westin Washington, D.C. City Center, Westin San Diego, and Hilton Burlington report results on a monthly basis. Additionally, as a REIT, we are required by U.S. federal tax laws to report results on a calendar year basis. As a result, we have adopted the reporting periods used by Marriott for its domestic hotels, except that our fiscal year always ends on December 31 to comply with REIT rules. Our first three fiscal quarters end on the same day as Marriott’s fiscal quarters but our fourth quarter ends on December 31 and the full year results, as reported in the statement of operations, always include the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) the first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years.

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of 14 of our hotels, one final consequence of the calendar is that we are unable to report any results for Frenchman’s Reef, Vail Marriott, Atlanta Westin North at Perimeter, Conrad Chicago, Westin Boston Waterfront Hotel, Hilton Minneapolis, Hilton Garden Inn Chelsea/New York City, JW Marriott Denver at Cherry Creek, Courtyard Denver Downtown, Lexington Hotel New York, Hilton Boston Downtown, Westin Washington, D.C. City Center, Westin San Diego, or Hilton Burlington for the month of operations that ends after our fiscal quarter-end because none of Westin Hotel Management, L.P., Hilton Hotels Corporation, Davidson Hotels & Resorts, Alliance Hospitality Management, Vail Resorts, Sage Hospitality, Highgate Hotels, WHM LLC, Interstate Hotels & Resorts, nor Marriott (with respect to Frenchman’s Reef) make mid-month results available to us. As a result, our quarterly results of operations include results from these hotels as follows: first quarter (January and February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full-year results, it does affect the reporting of quarterly results.

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

We had no accruals for tax uncertainties as of September 7, 2012 and December 31, 2011.

Fair Value Measurements

In evaluating fair value, U.S. GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the quality and reliability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories. The three levels are as follows:

•Level 1 - Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities
•Level 2 - Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets in markets that are not active and model-derived valuations whose inputs are observable
•Level 3 - Model-derived valuations with unobservable inputs

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of our note receivable and cash and cash equivalents. We perform periodic evaluations of the underlying hotel property securing the note receivable. While the note receivable is currently in default, the estimated fair value of the underlying hotel exceeds our carrying value of the note. See further discussion in Note 6. We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

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

3.	Property and Equipment

Property and equipment as of September 7, 2012 (unaudited) and December 31, 2011 consists of the following (in thousands):

	September 7, 2012	December 31, 2011
Land	$381,002	$321,892
Land improvements	7,994	7,994
Buildings	2,364,250	2,001,762
Furniture, fixtures and equipment	326,252	333,305
CIP and corporate office equipment	9,996	2,729
	3,089,494	2,667,682
Less: accumulated depreciation	(482,641)	(433,178)
	$2,606,853	$2,234,504

As of September 7, 2012, we had accrued capital expenditures of $2.7 million. As of December 31, 2011, we had accrued capital expenditures of $1.9 million.

4. Impairments

During the fiscal quarter ended September 7, 2012, we recorded an impairment loss of $30.4 million related to the Oak Brook Hills Marriott Resort. We evaluated the recoverability of the hotel's carrying value given deteriorating operating forecasts for the year ending December 31, 2012. Based on our estimated undiscounted net cash flow, we concluded that the carrying value of the hotel was not recoverable. The Company estimated the fair value of the hotel using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the hotel, the expected useful life and holding period, and capitalization and discount rates. The impairment loss includes the impairment related to the hotel's favorable ground lease asset. See Note 5 for further discussion.

We also recorded an impairment loss related to the Atlanta Westin North at Perimeter to reduce the carrying value of the hotel to the estimated net sales proceeds during the fiscal quarter ended September 7, 2012. See Note 11 for further discussion.

5. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of September 7, 2012 (unaudited) and December 31, 2011 consist of the following (in thousands):

	September 7, 2012	December 31, 2011
Boston Westin Waterfront Ground Lease	$18,792	$18,941
Boston Westin Waterfront Lease Right	9,045	9,513
Minneapolis Hilton Ground Lease	5,933	5,985
Oak Brook Hills Marriott Resort Ground Lease	5,600	7,352
Lexington Hotel New York Tenant Leases	1,376	1,494
	$40,746	$43,285

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the period from January 1, 2012 to September 7, 2012 was approximately $0.7 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. An impairment loss of $0.5 million was recorded during the period from January 1, 2012 to September 7, 2012 due to lower comparable market rents in the City of Boston. No impairment loss was recorded during 2011.

In conjunction with our impairment analysis of the Oak Brook Hills Marriott Resort (see Note 4), we evaluated the hotel's favorable ground lease asset for recoverability of the carrying value as of September 7, 2012. We concluded that the fair value of the ground lease was $5.6 million resulting in an impairment loss of $1.4 million. The impairment of the favorable ground lease asset is included in the $30.4 million impairment loss on the condensed consolidated statements of operations. The new carrying value of the favorable ground lease asset will be amortized over the remaining non-cancelable term of the ground lease.

The fair value of both the lease right and favorable ground lease asset are Level 3 measurements under the fair value hierarchy (see Note 2) and are derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. For the lease right, the discount rate was estimated using a risk adjusted rate of return, the estimated participating rents were estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents were based on comparable long-term ground leases in the City of Boston. For the Oak Brook Hills Marriott Resort's favorable ground lease asset, the discount rate was estimated using a risk adjusted rate of return and market rents were based on comparable golf course leases across the United States.

6. Note Receivable

We own the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois. The Allerton loan matured in January 2010 and is currently in default. The Allerton loan accrues at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of September 7, 2012, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $6.4 million. Foreclosure proceedings were initially filed in April 2010 and the borrower filed for bankruptcy in May 2011. We continue to pursue our rights in the bankruptcy proceedings, but the outcome is uncertain. See Note 14 for further discussion of the bankruptcy proceedings.

Recognition of interest income on the Allerton loan is contingent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of September 7, 2012, we have received default interest payments from the borrower of approximately $6.7 million, of which $0.6 million was received during the period from January 1, 2012 to September 7, 2012. These payments have been recorded as a reduction of our basis in the Allerton loan. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying estimated fair value of the hotel and as of September 7, 2012, there was no impairment.

7. Capital Stock

Common Shares

On July 9, 2012, we amended our corporate charter to increase the number of shares of common stock, par value $0.01 per share, from 200 million shares to 400 million shares. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.

Follow-On Public Offering. On July 11, 2012, we completed a follow-on public offering of our common stock. We sold 20,000,000 shares of our common stock for net proceeds to us, after deduction of offering costs, of approximately $199.8 million. The net proceeds from the offering were used to purchase a portfolio of four hotels (the “Portfolio Acquisition”) from affiliates of Blackstone Real Estate Partners VI (the “Sellers”). See Note 12 for further discussion.

Private Placement. On July 12, 2012, in connection with the closing of the Portfolio Acquisition, we issued to an affiliate of the Sellers (the “Holder”) 7,211,538 shares of our common stock which is equal to $75 million divided by the closing sale price of our common stock on the New York Stock Exchange, or NYSE, on July 9, 2012. The Holder and the Company entered into a Registration Rights and Lock-Up Agreement which, among other things, subjects these shares to a 150-day lock-up period and requires the Company to use its best efforts to file a re-sale “shelf” registration statement registering the Holder's resale of the shares after the lock-up period ends.

Dividends. We have paid the following dividends to holders of our common stock during 2012 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08
September 19, 2012	September 7, 2012	$0.08

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 7, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 7, 2012 and December 31, 2011, there were no operating partnership units held by unaffiliated third parties.

8. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,239,577 shares as of September 7, 2012. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards as further described below and the stock appreciation rights issued in 2008. On May 3, 2012, we issued (i) 12,104 shares of common stock and (ii) 18,156 deferred stock units to our board of directors having an aggregate value of $325,000, based on the closing stock price for our common stock on the date of issuance.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2012 to September 7, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	1,010,127	$6.97
Granted	365,599	9.84
Additional shares from dividends	7,541	10.07
Forfeited	(1,004)	10.06
Vested	(690,718)	5.36
Unvested balance at September 7, 2012	691,545	$10.09

The remaining share awards are expected to vest as follows: 5,841 shares during 2012, 343,154 during 2013, 220,851 during 2014, and 121,699 during 2015. As of September 7, 2012, the unrecognized compensation cost related to restricted stock awards was $5.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.8 million and $0.9 million, respectively, of compensation expense related to restricted stock awards for each of the fiscal quarters ended September 7, 2012 and September 9, 2011. For the periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011, we recorded $2.3 million and $2.6 million, respectively, of compensation expense related to restricted stock awards.

Market Stock Units

We have awarded market stock units (“MSUs”) to our executive officers. MSUs are restricted stock units that are earned three years from the date of grant, subject to the achievement of certain levels of total stockholder return over the performance period (the "Performance Period"). Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of MSUs that will be earned, if any, and converted to shares of common stock at the end of the Performance Period is equal to the Target Award multiplied by a conversion ratio. The conversion ratio is calculated by dividing the 30-trading day average closing price of our common stock on the last day of the Performance Period plus dividends paid by the 30-trading day average closing price of our common stock on the date of grant. The target award is then multiplied by the conversion ratio. The maximum payout to an executive officer under an award is equal to 150% of the Target Award and no shares are earned if the conversion ratio is less than 50%. The number of shares that are earned at the end of the Performance Period also includes an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the number of MSUs actually earned. The fair values of the MSU awards are determined using a Monte Carlo simulation. A summary of our MSUs from January 1, 2012 to September 7, 2012 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	161,575	$11.45
Granted	89,990	11.14
Additional units from dividends	5,249	10.07
Unvested balance at September 7, 2012	256,814	$11.32

As of September 7, 2012, the unrecognized compensation cost related to the MSUs was $1.4 million and is expected to be recognized on a straight-line basis over a weighted average period of 24 months. For the fiscal quarters ended September 7, 2012 and September 9, 2011, we recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the MSUs. For the periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011, we recorded $0.6 million and $0.4 million, respectively, of compensation expense related to market stock units.

9. Earnings (Loss) Per Share

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Fiscal Quarter Ended		Period from
Numerator:	September 7, 2012	September 9, 2011	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011
Loss from continuing operations	$(30,690)	$(768)	$(32,314)	$(12,414)
Loss from discontinued operations	(14,089)	(247)	(905)	(199)
Net loss	$(44,779)	$(1,015)	$(33,219)	$(12,613)
Denominator:
Weighted-average number of common shares outstanding—basic	187,010,360	167,431,622	174,241,316	166,277,915
Effect of dilutive securities:
Unvested restricted common stock	—	—	—	—
Shares related to unvested MSUs	—	—	—	—
Weighted-average number of common shares outstanding—diluted	187,010,360	167,431,622	174,241,316	166,277,915
Basic loss per share:
Continuing operations	$(0.16)	$(0.01)	$(0.19)	$(0.08)
Discontinued operations	(0.08)	(0.00)	(0.00)	(0.00)
Total	$(0.24)	$(0.01)	$(0.19)	$(0.08)
Diluted loss per share:
Continuing operations	$(0.16)	$(0.01)	$(0.19)	$(0.08)
Discontinued operations	(0.08)	(0.00)	(0.00)	(0.00)
Total	$(0.24)	$(0.01)	$(0.19)	$(0.08)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Fiscal Quarter Ended		Period from
			January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011
	September 7, 2012	September 9, 2011
Unvested restricted common stock	149,502	452,492	162,858	517,872
Unexercised stock appreciation rights	262,461	262,461	262,461	262,461
Shares related to unvested MSUs	255,971	131,980	255,971	131,980
Total	667,934	846,933	681,290	912,313

10. Debt

The following table sets forth information regarding the Company’s debt as of September 7, 2012 (unaudited), in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$42,029	8.81%
Marriott Salt Lake City Downtown	29,173	5.50%
Courtyard Manhattan / Fifth Avenue	50,355	6.48%
Renaissance Worthington	54,985	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	59,014	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	57,838	5.68%
Chicago Marriott Downtown Magnificent Mile	212,445	5.975%
Hilton Minneapolis	97,547	5.464%
JW Marriott Denver at Cherry Creek	41,103	6.47%
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.23% at September 7, 2012)
Debt premium	1,014
Total mortgage debt	898,471

Senior unsecured credit facility	120,000	LIBOR + 2.50% (2.75% at September 7, 2012)
Total debt	$1,018,471
Weighted-Average Interest Rate		5.17%

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 7, 2012, 11 of our 27 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of September 7, 2012, we are in compliance with the financial covenants of our mortgage debt.

On February 7, 2012, we prepaid in full the $27.0 million mortgage loan secured by the Courtyard Denver Downtown without a prepayment penalty. In connection with the prepayment, we wrote off the unamortized debt premium of $0.1 million associated with the mortgage and recorded a gain on early extinguishment of debt.

On March 9, 2012, we closed on a limited recourse $170.4 million loan secured by a mortgage on the Lexington Hotel New York. The loan has a term of three years and may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions, including the payment of an extension fee. The loan bears interest at a floating rate of one-month LIBOR plus 300 basis points. The financing includes $25 million of corporate recourse, which will be eliminated when the hotel achieves a specific debt yield test, the planned capital renovation for the hotel is completed and certain other conditions are met. Subsequent to the quarter ended September 7, 2012, we were required to deposit $4.0 million into an escrow account upon termination of the Radisson franchise agreement and the escrow will be released upon completion of the renovation. In connection with the loan, we entered into a three-year interest rate cap agreement, which caps one-month LIBOR at 125 basis points. The cost of the interest rate cap was $0.9 million and is included in prepaid and other assets on the accompanying condensed consolidated balance sheet. Each reporting period the carrying value is adjusted to fair market value, with the accompanying charge or credit to interest expense. As of September 7, 2012, the fair market value of the interest rate cap was $0.2 million (see Note 13).

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	September 7, 2012
Maximum leverage ratio (1)	60%	49.6%
Minimum fixed charge coverage ratio (2)	1.50x	2.23x
Minimum tangible net worth (3)	$2.0 billion	$2.2 billion
Secured recourse indebtedness	$25 million	$25 million
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

In conjunction with the closing of the $170.4 million loan secured by the Lexington Hotel New York, we repaid the existing outstanding balance on the facility. In addition, the $100.0 million mortgage secured by the Lexington Hotel New York was released as security for the facility.

As of September 7, 2012, there was $120.0 million outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.98x. Accordingly, interest on any draws under the facility will continue to be based on LIBOR plus 250 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.7 million and $0.8 million for our fiscal quarters ended September 7, 2012 and September 9, 2011, respectively, and $1.7 million and $1.5 million for the periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011, respectively. Subsequent to the end of the quarter, we repaid a net $35 million of the amount outstanding under the facility using the net proceeds from the sale of the Atlanta Westin North at Perimeter.

11. Discontinued Operations

On March 23, 2012, we completed the sale of a three-hotel portfolio for a contractual sales price of $262.5 million to an unaffiliated third party. The portfolio consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. We received net cash proceeds of approximately $92 million from the sale and the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin. The proceeds included approximately $10 million for hotel working capital and cash previously held in restricted escrow accounts, net of closing costs. We recorded a gain on the sale of the portfolio of approximately $9.5 million. The gain on sale is recorded in discontinued operations on the accompanying condensed consolidated statements of operations.

During the fiscal quarter ended September 7, 2012, we entered into an agreement to sell the Atlanta Westin North at Perimeter to an unaffiliated third party for a contractual price of $39.6 million. The hotel has been reclassified as held for sale in the condensed consolidated balance sheet as of September 7, 2012 and the operating results are reported as discontinued operations for all periods presented in the condensed consolidated statements of operations. We recorded a $14.7 million impairment loss during the quarter ended September 7, 2012 to reduce the carrying value of the hotel assets to the estimated net sales proceeds. The impairment loss is included in discontinued operations on the accompanying condensed consolidated statements of operations. The sale of the hotel was completed on October 3, 2012.

The significant components of assets held for sale and liabilities of assets held for sale at September 7, 2012 (unaudited) and December 31, 2011 consist of the following (in thousands):

	September 7, 2012	December 31, 2011
Property and equipment	$53,083	$311,819
Less: accumulated depreciation	(14,326)	(61,994)
	38,757	249,825
Restricted cash	695	6,607
Due from hotel managers	2,030	6,661
Prepaid and other assets	337	48
Deferred financing costs, net	—	258
Total assets held for sale	$41,819	$263,399

Mortgage debt of assets held for sale	$—	$180,000
Due to hotel managers	1,434	3,101
Accounts payable and accrued liabilities	301	704
Total liabilities of assets held for sale	$1,735	$183,805

The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (unaudited; in thousands, except per share data):

	Fiscal Quarter Ended		Period from
	September 7, 2012	September 9, 2011	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011
Hotel revenues	$4,129	$22,160	$31,329	$66,733
Hotel operating expenses	(2,890)	(17,299)	(23,254)	(51,155)
Operating income	1,239	4,861	8,075	15,578
Depreciation and amortization	(449)	(3,224)	(1,346)	(9,665)
Interest income	—	—	1	11
Interest expense	—	(2,325)	(2,297)	(6,974)
Impairment charge	(14,690)	—	(14,690)	—
(Loss) gain on sale of hotel portfolio	(336)	—	9,541	—
Income tax benefit (expense)	147	441	(189)	851
Loss from discontinued operations	$(14,089)	$(247)	$(905)	$(199)
Basic and diluted loss from discontinued operations per share	$(0.08)	$(0.00)	$(0.00)	$(0.00)

12. Acquisitions

On July 12, 2012, we acquired a portfolio of four hotels for a contractual purchase price of $495 million from affiliates of Blackstone Real Estate Partners VI. The portfolio consists of the Hilton Boston Downtown, Westin Washington D.C. City Center, Westin San Diego and Hilton Burlington. We funded the Portfolio Acquisition with a combination of approximately $120 million in borrowings under our senior unsecured credit facility, $100 million of corporate cash, net proceeds from our recent follow-on public offering of common stock and the issuance of 7,211,538 shares of common stock to an affiliate of the Sellers in a private placement.

Hilton Boston Downtown

The Hilton Boston Downtown is a 362-room full-service hotel located in the Financial District of downtown Boston. We believe the Hilton Boston is well located for business transient customers. In addition, the Hilton Boston’s location is proximate to the waterfront and the Boston Convention and Exhibition Center. The historic Art Deco building was converted to a hotel in 1999 after undergoing a major renovation. The hotel is currently operated by WHM LLC under a short-term management agreement.

Westin Washington D.C. City Center

The Westin Washington D.C. City Center is a 406-room full-service hotel located in downtown Washington, D.C. The hotel opened in 1982 and converted to the Westin brand in 2006 after undergoing a major renovation. The hotel is centrally located to appeal to business and leisure guests visiting the K Street business corridor, White House, Washington Convention Center, National Mall and U.S. Capitol. The hotel is operated by Interstate Hotels & Resorts.

Westin San Diego

The Westin San Diego is a 436-room full-service hotel located in downtown San Diego. The hotel opened in 1991 as part of a San Diego mixed-use facility and was converted to the Westin brand in 2007 after undergoing a major renovation. The hotel is within walking distance of several major group and leisure demand generators, including the San Diego Convention Center, Seaport Village, Little Italy, Gaslamp Quarter and is across the street from the new Federal Courthouse (expected to open in late 2012). The hotel is operated by Interstate Hotels & Resorts.

Hilton Burlington

The Hilton Burlington is a 258-room full-service hotel located in downtown Burlington, Vermont. The hotel was constructed in 1976 and converted to the Hilton brand in 2007 after undergoing a major renovation in 2007. The hotel is the only full-service hotel in downtown Burlington. The hotel, which overlooks Lake Champlain, is a summertime destination resort and attracts state and regional association groups year round. The hotel is operated by Interstate Hotels & Resorts.

The following table sets forth the management agreement terms for each of the four hotels acquired.

Property	Expiration		Base Management Fee(1)		Incentive Management Fee
Hilton Boston Downtown	12/31/2012	(2)	2%		None
Westin Washington D.C. City Center	12/3/2015	(3)	1%	(4)	10%	(5)
Westin San Diego	12/3/2015	(3)	1%	(4)	10%	(5)
Hilton Burlington	12/3/2015	(3)	1%	(4)	10%	(5)
____________________

(1)	As a percentage of gross revenues.

(2)	May be terminated at any time prior to the expiration date with 30 days written notice.

(3)	Term may be extended on a month-to-month basis following the expiration date.

(4)	The base management fee will increase to 1.5% of gross revenues beginning on July 12, 2014. Total management fees are capped at 3.5% of gross revenues.

(5)	Calculated as a percentage of operating profits in excess of 8% of our invested capital until July 12, 2014 and 10% of our invested capital thereafter.

The following table sets forth the franchise agreement terms for each of the four hotels acquired.

Property	Expiration	Franchise Fee
Hilton Boston Downtown	7/31/2022	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/22/2030	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/22/2030	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/31/2022	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Hilton Boston Downtown	Westin Washington D.C. City Center	Westin San Diego	Hilton Burlington
Land	$22,000	$19,800	$17,700	$7,100
Building	133,975	132,505	103,721	46,182
Furnitures, fixtures and equipment	2,700	2,000	2,200	1,600
Total fixed assets	158,675	154,305	123,621	54,882
Net other assets and liabilities	(288)	(725)	(62)	(220)
Total	$158,387	$153,580	$123,559	$54,662

The acquired properties are included in our results of operations based on their date of acquisition. The following unaudited pro forma results of operations (in thousands, except per share data) reflect these transactions as if each had occurred on January 1, 2011. We believe all material adjustments necessary to reflect the effects of acquisitions have been made; however, the amounts recorded are based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed. We will finalize the recorded amounts upon the completion of our valuation analysis of the assets acquired, liabilities assumed and the share consideration paid. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Fiscal Quarter Ended		Period from
	September 7, 2012	September 9, 2011	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011
Revenues	$195,496	$183,882	$530,595	$493,992

(Loss) income from continuing operations	(27,996)	4,740	(24,806)	(3,286)

Net (loss) income	(42,086)	4,492	(25,711)	(3,485)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.14)	$0.02	$(0.13)	$(0.02)
Net (loss) income	$(0.22)	$0.02	$(0.13)	$(0.02)

For the fiscal quarter ended September 7, 2012 and the period from January 1, 2012 to September 7, 2012, our condensed consolidated statements of operations include $14.2 million of revenues and $2.8 million of net income related to the operations of the four hotels acquired in 2012.

13. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 7, 2012 (unaudited) and December 31, 2011, in thousands, are as follows:

	September 7, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$54,237	$55,000	$54,788	$55,000
Debt	$1,018,471	$1,062,715	$1,042,933	$1,060,830
Interest rate cap	$153	$153	$—	$—

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The fair value of our interest rate cap is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate cap using the LIBOR yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs; however these inputs are not significant to the fair value measurement in its entirety. The fair value of our note receivable is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of our note receivable by discounting the future cash flows related to the note at estimated market rates. The underlying collateral of the note receivable has a fair value greater than the carrying value of the note receivable. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that had been previously filed against the borrower.  The borrower filed a plan of reorganization with the bankruptcy court in December 2011 and a disclosure statement with the bankruptcy court in January 2012 (together, the "Plan"). In March 2012, the Plan was approved for submission to the creditors for a vote to approve the Plan. The creditors approved the Plan and the Plan is subject to a confirmation hearing, which began on July 23, 2012, but was not completed and is scheduled to resume on October 29, 2012. While we continue to vigorously pursue our rights in the bankruptcy case, the potential outcome is uncertain.

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

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  During the fiscal quarter ended June 15, 2012, we paid our contribution to the settlement into escrow, and the settlement is pending final approval by the Superior Court of California, Los Angeles County.

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

The Orlando Airport Marriott failed the performance test under the management agreement at the end of 2011. In July 2012, we amended the management agreement, which reduces the annual base management fee paid to the manager for each of fiscal years 2012 and 2013 from 3% to 2% of gross revenues should the hotel's annual debt service amount exceed hotel operating profit with respect to each such fiscal year. Should we exercise our termination rights based on the hotel failing the performance test in 2012 and 2013, we would be required to repay the manager the 1% unpaid base management fees, if any, resulting from such fiscal years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). As of September 7, 2012, we owned a portfolio of 27 premium hotels and resorts that contain 11,868 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. On October 3, 2012, we sold the Atlanta Westin North at Perimeter. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

We currently own 26 premium hotels and resorts throughout North America. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in major gateway cities and in destination resort locations. We consider lodging properties located in key gateway cities and resort destinations to be most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of total revenues for the quarter ended September 7, 2012 and approximately 70% of total revenues for the period from January 1, 2012 to September 7, 2012, and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for the period from January 1, 2012 to September 7, 2012 for each of our hotels owned as of September 7, 2012. The operating information presented below assumes we owned our hotels acquired in 2012 and 2011 since January 1, 2011.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2011 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	72.2%	$193.79	$139.97	7.4%
Los Angeles Airport Marriott	Los Angeles, California	1,004	88.0%	109.93	96.76	7.2%
Hilton Minneapolis (1)	Minneapolis, Minnesota	821	73.9%	140.06	103.58	(2.7)%
Westin Boston Waterfront Hotel (1)	Boston, Massachusetts	793	76.3%	195.33	148.95	8.7%
Lexington Hotel New York (1) (2)	New York, New York	712	94.6%	189.73	179.53	4.5%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	65.9%	136.23	89.84	17.8%
Renaissance Worthington	Fort Worth, Texas	504	70.0%	155.91	109.18	(4.1)%
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	St. Thomas, U.S. Virgin Islands	502	83.6%	239.75	200.39	—%
Torrance Marriott South Bay	Los Angeles County, California	487	84.4%	110.04	92.89	8.5%
Orlando Airport Marriott	Orlando, Florida	485	74.2%	105.70	78.39	1.6%
Westin San Diego (1) (3)	San Diego, California	436	81.1%	151.82	123.06	6.4%
Westin Washington, D.C. City Center (1) (3)	Washington, D.C.	406	74.7%	193.69	144.76	(4.0)%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	58.3%	115.27	67.17	8.6%
Atlanta Westin North at Perimeter (1) (4)	Atlanta, Georgia	372	79.3%	107.44	85.25	9.3%
Hilton Boston Downtown (1) (3)	Boston, Massachusetts	362	79.8%	215.93	172.25	10.0%
Vail Marriott Mountain Resort & Spa (1)	Vail, Colorado	344	67.7%	231.23	156.56	5.1%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.1%	139.32	93.47	2.7%
Courtyard Manhattan/Midtown East	New York, New York	312	85.7%	249.58	213.92	5.4%
Conrad Chicago (1)	Chicago, Illinois	311	79.1%	201.55	159.39	0.5%
Bethesda Marriott Suites	Bethesda, Maryland	272	65.6%	163.69	107.40	(1.0)%
Hilton Burlington (1) (3)	Burlington, Vermont	258	73.8%	156.74	115.72	19.9%
JW Marriott Denver at Cherry Creek (1) (2)	Denver, Colorado	196	75.0%	226.01	169.51	2.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.3%	253.44	226.42	8.2%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	70.8%	232.80	164.72	9.8%
Courtyard Denver Downtown (1) (2)	Denver, Colorado	177	85.3%	158.33	135.11	10.8%
Hilton Garden Inn Chelsea/New York City (1)	New York, New York	169	94.9%	195.21	185.29	3.1%
Renaissance Charleston	Charleston, South Carolina	166	85.0%	183.72	156.09	8.9%
TOTAL/WEIGHTED AVERAGE		11,868	77.5%	$168.96	$130.94	5.9%
____________________

(1)	The hotel reports operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2012 to August 31, 2012 for the hotel.

(2)	The hotel was acquired during 2011.

(3)	The hotel was acquired during 2012.

(4)	The hotel was sold on October 3, 2012.

2012 Highlights

Sale of Atlanta Westin North at Perimeter. On October 3, 2012, we completed the sale of the Atlanta Westin North at Perimeter for a contractual price of $39.6 million. We recorded an impairment loss of $14.7 million upon classifying the hotel as held for sale as of September 7, 2012, which is included in discontinued operations. We used a portion of the net sales proceeds to reduce the amount outstanding on our senior unsecured credit facility.

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

Follow-On Public Offering. On July 11, 2012, we completed a follow-on public offering of our common stock. We sold 20,000,000 shares of our common stock for net proceeds to us, after deduction of offering costs, of approximately $199.8 million. The net proceeds from the offering were used to purchase the Acquisition Portfolio.

Sale of Three-Hotel Portfolio. On March 23, 2012, we completed the sale of a three-hotel portfolio for a contractual sales price of $262.5 million. The portfolio consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. We received net cash proceeds of approximately $92 million and the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin. As part of the proceeds, we received approximately $10 million for hotel working capital and cash previously held in restricted escrow accounts, net of closing costs. We recorded a gain on the sale of the portfolio of approximately $9.5 million which is reported within discontinued operations.

Rebranding of Lexington Hotel New York. On March 23, 2012, we executed a franchise agreement with Marriott to affiliate the Lexington Hotel New York with Marriott’s Autograph Collection upon the completion of a comprehensive $32 million capital improvement plan. Separately, we exercised our termination option under the hotel's existing franchise agreement with Radisson Hotels International, Inc., for which we paid a $750,000 termination fee. The Radisson franchise agreement was terminated on September 15, 2012 and the hotel is operating as an independent hotel until the capital improvement plan is completed in 2013.

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

Results of Operations

Comparison of our Fiscal Quarter Ended September 7, 2012 to our Fiscal Quarter Ended September 9, 2011

Net loss for the fiscal quarter ended September 7, 2012 was $44.8 million compared to a net loss of $1.0 million for our fiscal quarter ended September 9, 2011.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations, which exclude revenues from the Atlanta Westin North held for sale as of September 7, 2012, increased $27.1 million, from $156.8 million for our fiscal quarter ended September 9, 2011 to $183.9 million for our fiscal quarter ended September 7, 2012. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$1.4 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

•	$4.2 million increase from the Hilton Boston Downtown, which was purchased on July 12, 2012.

•	$3.2 million increase from the Westin Washington, D.C. City Center, which was purchased on July 12, 2012.

•	$4.0 million increase from the Westin San Diego, which was purchased on July 12, 2012.

•	$2.8 million increase from the Hilton Burlington, which was purchased on July 12, 2012.

Individual hotel revenues for our fiscal quarters ended September 7, 2012 and September 9, 2011, respectively, consist of the following (in millions):

	Fiscal Quarter Ended
	September 7, 2012	September 9, 2011	% Change
Chicago Marriott	$22.2	$22.3	(0.4)%
Westin Boston Waterfront Hotel (1)	19.3	18.8	2.7
Hilton Minneapolis (1)	14.4	15.4	(6.5)
Lexington Hotel New York (1)	13.3	13.1	1.5
Los Angeles Airport Marriott	12.9	12.4	4.0
Frenchman’s Reef & Morning Star Marriott Beach Resort (1) (4)	12.8	3.7	245.9
Conrad Chicago (1)	8.0	7.7	3.9
Courtyard Manhattan/Midtown East	6.3	6.0	5.0
Vail Marriott Mountain Resort & Spa (1)	6.0	5.4	11.1
Oak Brook Hills Marriott Resort	6.0	5.8	3.4
JW Marriott Denver at Cherry Creek (1)	5.6	5.4	3.7
Renaissance Worthington	5.3	6.0	(11.7)
The Lodge at Sonoma, a Renaissance Resort & Spa	5.3	4.8	10.4
Torrance Marriott South Bay	5.2	5.4	(3.7)
Salt Lake City Marriott Downtown	4.9	4.7	4.3
Hilton Boston Downtown (3)	4.2	—	100.0
Westin San Diego (3)	4.0	—	100.0
Courtyard Manhattan/Fifth Avenue	3.9	3.5	11.4
Orlando Airport Marriott	3.7	3.4	8.8
Bethesda Marriott Suites	3.3	3.0	10.0
Westin Washington, D.C. City Center (3)	3.2	—	100.0
Marriott Atlanta Alpharetta	3.2	3.4	(5.9)
Hilton Garden Inn Chelsea/New York City (1)	3.2	3.1	3.2
Hilton Burlington (3)	2.8	—	100.0
Courtyard Denver Downtown (2)	2.5	1.2	108.3
Renaissance Charleston	2.4	2.3	4.3
Total	$183.9	$156.8	17.3%

(1)	The hotel reports operations on a calendar month and year basis. The fiscal quarters ended September 7, 2012 and September 9, 2011 include the months of June, July, and August for the hotel.

(2)	The hotel was acquired on July 22, 2011 and the fiscal quarter ended September 9, 2011 includes operations from July 22, 2011 to August 31, 2011.

(3)	The hotel was acquired on July 12, 2012 and the fiscal quarter ended September 7, 2012 includes operations from July 12, 2012 to August 31, 2012.

(4)	The hotel was partially closed for the fiscal quarter ended September 9, 2011 due to the hotel's extensive renovation project.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the fiscal quarters ended September 7, 2012 and September 9, 2011, respectively, include the prior year operating statistics for the prior year period comparable to our 2012 ownership period.

	Fiscal Quarter Ended
	September 7, 2012	September 9, 2011	% Change
Occupancy %	81.8%	82.6%	(0.8) percentage points
ADR	$171.06	$163.64	4.5%
RevPAR	$139.94	$135.21	3.5%

The increase in RevPAR is attributable to a 4.5% growth in ADR, slightly offset by a 0.8 percentage point decrease in occupancy. Occupancy decreased for group and business transient segments, offset by increases in leisure and contract segments. ADR increased in all customer segments, including 4.5% for group, 3.1% for business transient, and 6.6% for leisure.

Food and beverage revenues increased $4.1 million from the comparable period in 2011, which includes a $1.5 million increase in revenues from our 2012 acquisitions. The remaining increase of $2.6 million at our comparable hotels is driven primarily by higher outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased

$2.3 million, which includes a $1.0 million increase in revenues from our 2012 acquisitions and 2011 acquisition of the Courtyard Denver. The remaining increase of $1.3 million is due to our comparable hotels.

Hotel operating expenses. The operating expenses for our fiscal quarters ended September 7, 2012 and September 9, 2011 consists of the following (in millions):

	Fiscal Quarter Ended
	September 7, 2012	September 9, 2011	% Change
Rooms departmental expenses	$35.4	$30.1	17.6%
Food and beverage departmental expenses	30.0	26.2	14.5
Other departmental expenses	5.1	4.3	18.6
General and administrative	14.7	13.0	13.1
Utilities	6.9	6.1	13.1
Repairs and maintenance	8.2	7.1	15.5
Sales and marketing	15.3	12.2	25.4
Base management fees	4.6	3.3	39.4
Incentive management fees	1.1	1.3	(15.4)
Property taxes	7.8	7.3	6.8
Other fixed charges	2.7	2.3	17.4
Ground rent—Contractual	2.0	1.8	11.1
Ground rent—Non-cash	1.5	1.6	(6.3)
Total hotel operating expenses	$135.3	$116.6	16.0%

Our hotel operating expenses increased $18.7 million, or 16.0 percent, from $116.6 million for our fiscal quarter ended September 9, 2011 to $135.3 million for our fiscal quarter ended September 7, 2012. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•

•	$0.7 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

•	$2.5 million increase from the Hilton Boston Downtown, which was purchased on July 12, 2012.

•	$2.2 million increase from the Westin Washington, D.C. City Center, which was purchased on July 12, 2012.

•	$2.7 million increase from the Westin San Diego, which was purchased on July 12, 2012.

•	$1.5 million increase from the Hilton Burlington, which was purchased on July 12, 2012.

The remaining increase in operating expenses of $9.1 million at our comparable hotels is primarily due to higher rooms and other departmental costs, especially food and beverage costs.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is due primarily to the impact of our 2012 acquisitions and higher revenues at our comparable hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.0 million from the third fiscal quarter in 2011 to the third fiscal quarter in 2012 due primarily to the extensive renovation at Frenchman's Reef during 2011 and the impact of our 2012 acquisitions.

Impairment losses. During our fiscal quarter ended September 7, 2012, we recorded impairment losses of $30.4 million related to the Oak Brook Hills Marriott Resort. No impairment loss was recorded during our fiscal quarter ended September 9, 2011.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.3 million, from $6.5 million for our fiscal quarter ended September 9, 2011 to $6.2 million for our fiscal quarter ended September 7, 2012. The decrease in corporate expenses is due primarily to the $1.7 million litigation settlement which was accrued in the third quarter of 2011, which is partially offset by higher legal expenses related to the bankruptcy proceedings of the Allerton Hotel, a $0.6 million write-off of costs related to a ballroom construction project at the Chicago Marriott Downtown, which we determined would not be completed, and higher employee-related costs.

Hotel acquisition costs. Hotel acquisition costs incurred during the quarter ended September 7, 2012 were primarily related to the Portfolio Acquisition, which was completed on July 12, 2012.

Interest expense. Our interest expense was $12.7 million and $11.3 million for our fiscal quarters ended September 7, 2012 and September 9, 2011, respectively. The increase in interest expense is primarily attributable to the mortgage financing at the Lexington Hotel New York and the fair value adjustment to our interest rate cap.

Our interest expense for the fiscal quarters ended September 7, 2012 and September 9, 2011 is comprised of the following (in millions):

	Fiscal Quarter Ended
	September 7, 2012	September 9, 2011
Mortgage debt interest	$11.3	$10.7
Credit facility interest and unused fees	0.7	0.8
Amortization of deferred financing costs and debt premium	0.7	0.3
Capitalized interest	(0.2)	(0.5)
Interest rate cap fair value adjustment	0.2	—
	$12.7	$11.3

As of September 7, 2012, we had property-specific mortgage debt outstanding on eleven of our hotels. Most of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 5.30 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of September 7, 2012, we had $120 million of outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of September 7, 2012 was 5.17 percent.

Interest income. Interest income increased less than $0.1 million from our fiscal quarter ended September 9, 2011 to our fiscal quarter ended September 7, 2012, respectively. The increase is primarily due to higher average cash balances during our third fiscal quarter of 2012.

Discontinued operations. Income from discontinued operations for the quarter ended September 7, 2012 represents the results of operations of the Atlanta Westin North at Perimeter, which was classified as held for sale as of September 7, 2012. We recorded an impairment charge of $14.7 million as a result of classifying the Atlanta Westin North as held for sale. The hotel was sold on October 3, 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $0.9 million for our fiscal quarter ended September 7, 2012 and an income tax expense on continuing operations of $2.2 million for our fiscal quarter ended September 9, 2011. The third fiscal quarter 2012 income tax benefit includes $0.9 million of income tax benefit incurred on the $2.2 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, and $0.1 million of foreign income tax benefit incurred on the $0.5 million pre-tax loss of the TRS that owns Frenchman's Reef, offset by $0.1 million of state franchise taxes. The third fiscal quarter 2011 income tax expense includes $2.4 million of income tax expense incurred on the $6.1 million pre-tax income from continuing operations of our TRS for our fiscal quarter ended September 9, 2011 and $0.1 million of state franchise taxes, offset by $0.3 million of foreign income tax benefit incurred on the $3.5 million pre-tax loss of the TRS that owns Frenchman's Reef.

Comparison of the Period from January 1, 2012 to September 7, 2012 to the Period from January 1, 2011 to September 9, 2011

Net loss for the period from January 1, 2012 to September 7, 2012 was $33.2 million compared to a net loss of $12.6 million for the period from January 1, 2011 to September 9, 2011.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations increased $79.2 million, from $404.0 million for the period from January 1, 2011 to September 9, 2011 to $483.2 million for the period from January 1, 2012 to September 7, 2012. This increase includes amounts that are not comparable period-over-period as follows:

•	$6.7 million increase from the JW Marriott Denver at Cherry Creek, which was purchased on May 19, 2011.

•	$19.9 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$5.1 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

•	$4.2 million increase from the Hilton Boston Downtown, which was purchased on July 12, 2012.

•	$3.2 million increase from the Westin Washington D.C. City Center, which was purchased on July 12, 2012.

•	$4.0 million increase from the Westin San Diego, which was purchased on July 12, 2012.

•	$2.8 million increase from the Hilton Burlington, which was purchased on July 12, 2012.

Individual hotel revenues for the period from January 1, 2012 to September 7, 2012 and the period from January 1, 2011 to September 9, 2011, respectively, consist of the following (in millions):

	Period from
	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011	% Change
Chicago Marriott	$61.8	$58.4	5.8%
Westin Boston Waterfront Hotel (1)	48.0	43.7	9.8
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	40.2	24.0	67.5
Los Angeles Airport Marriott	39.8	37.0	7.6
Lexington Hotel New York (1) (3)	33.1	13.1	152.7
Hilton Minneapolis (1)	32.5	34.0	(4.4)
Renaissance Worthington	21.5	21.9	(1.8)
Vail Marriott Mountain Resort & Spa (1)	18.4	17.1	7.6
Courtyard Manhattan/Midtown East	17.5	16.7	4.8
Salt Lake City Marriott Downtown	16.4	14.6	12.3
Conrad Chicago (1)	16.0	15.9	0.6
Torrance Marriott South Bay	15.6	15.1	3.3
Oak Brook Hills Marriott Resort	14.9	14.0	6.4
Orlando Airport Marriott	14.1	13.9	1.4
JW Marriott Denver at Cherry Creek (1) (2)	13.0	6.2	109.7
The Lodge at Sonoma, a Renaissance Resort & Spa	12.6	11.4	10.5
Marriott Atlanta Alpharetta	10.7	10.6	0.9
Courtyard Manhattan/Fifth Avenue	10.6	10.0	6.0
Bethesda Marriott Suites	10.2	10.3	(1.0)
Renaissance Charleston	7.9	7.3	8.2
Hilton Garden Inn Chelsea/New York City (1)	7.9	7.6	3.9
Courtyard Denver Downtown (1) (4)	6.3	1.2	425.0
Hilton Boston Downtown (5)	4.2	—	100.0
Westin San Diego (5)	4.0	—	100.0
Westin Washington D.C. City Center (5)	3.2	—	100.0
Hilton Burlington (5)	2.8	—	100.0
Total	$483.2	$404.0	19.6%

(1)
The hotel reports operations on a calendar month and year basis. The table above includes the operations for the period from January 1, 2012 to August 31, 2012 and January 1, 2011 to August 31, 2011, respectively, for the hotel.

(2)	The hotel was acquired on May 19, 2011 and the period from January 1, 2011 to September 9, 2011 includes operations from May 19, 2011 to August 31, 2011.

(3)	The hotel was acquired on June 1, 2011 and the period from January 1, 2011 to September 9, 2011 includes operations from June 1, 2011 to August 31, 2011.

(4)	The hotel was acquired on July 22, 2011 and the period from January 1, 2011 to September 9, 2011 includes operations from July 22, 2011 to August 31, 2011.

(5)	The hotel was acquired on July 12, 2012 and the period from January 1, 2012 to September 7, 2012 includes operations from July 12, 2012 to August 31, 2012.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the period from January 1, 2012 to September 7, 2012 and the period from January 1, 2011 to September 9, 2011, respectively, include the prior year operating statistics for the prior year period comparable to our 2012 ownership period.

	Period from
	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011	% Change
Occupancy %	77.7%	76.4%	1.3 percentage points
ADR	$169.97	$163.20	4.1%
RevPAR	$132.10	$124.69	5.9%

The increase in RevPAR is attributable to growth in both occupancy and ADR. We experienced occupancy growth in all segments, with the exception of business transient, and ADR increased in all customer segments. Group room revenue increased 4.9% from 2011. Revenue from leisure business increased 13.3% from 2011. Revenue from the business transient segment increased 1.0% from 2011.

Food and beverage revenues increased $12.0 million from the comparable period in 2011, which includes a $4.2 million increase in revenues from our 2011 and 2012 acquisitions. The remaining increase of $7.8 million at our comparable hotels is driven by both higher banquet revenue and higher outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $7.3 million, which includes $2.5 million from our 2011 and 2012 acquisitions. The remaining increase of $4.8 million is due to our comparable hotels.

Hotel operating expenses. The operating expenses for the period from January 1, 2012 to September 7, 2012 and the period from January 1, 2011 to September 9, 2011 consist of the following (in millions):

	Period from
	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011	% Change
Rooms departmental expenses	$92.4	$75.0	23.2%
Food and beverage departmental expenses	85.7	76.2	12.5
Other departmental expenses	13.5	11.2	20.5
General and administrative	40.6	35.4	14.7
Utilities	17.7	15.9	11.3
Repairs and maintenance	21.9	19.5	12.3
Sales and marketing	37.9	30.7	23.5
Base management fees	12.4	10.7	15.9
Incentive management fees	2.9	2.8	3.6
Property taxes	22.0	17.3	27.2
Other fixed charges	7.6	6.2	22.6
Ground rent—Contractual	5.5	4.9	12.2
Ground rent—Non-cash	4.5	4.8	(6.3)
Total hotel operating expenses	$364.6	$310.6	17.4%

Our hotel operating expenses increased $54.0 million, or 17.4 percent, from $310.6 million for the period from January 1, 2011 to September 9, 2011 to $364.6 million for the period from January 1, 2012 to September 7, 2012. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$4.9 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$14.4 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$2.8 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

•	$2.5 million increase from the Hilton Boston Downtown, which was purchased on July 12, 2012.

•	$2.2 million increase from the Westin Washington, D.C. City Center, which was purchased on July 12, 2012.

•	$2.7 million increase from the Westin San Diego, which was purchased on July 12, 2012.

•	$1.5 million increase from the Hilton Burlington, which was purchased on July 12, 2012.

The remaining increase in operating expenses of $23.0 million at our comparable hotels is primarily due to higher rooms and other departmental costs, especially in food and beverage costs. Property taxes also increased $4.7 million, primarily as a result of our 2011 and 2012 acquisitions, the expiration of the Boston Westin PILOT program, and an increase in the assessed value of the Chicago Marriott Downtown.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The increase in base management fees is due primarily to the impact of our 2011 and 2012 acquisitions and higher revenues at our comparable hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $5.6 million from the period from January 1, 2011 to September 9, 2011 to the period from January 1, 2012 to September 7, 2012 due primarily to the impact of our 2011 and 2012 acquisitions, as well as the extensive renovation at Frenchman's Reef during 2011.

Impairment losses. During the period from January 1, 2012 to September 7, 2012, we recorded an impairment loss of $0.5 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. We also recorded impairment losses of $30.4 million related to the Oak Brook Hills Marriott Resort. No impairment loss was recorded during the period from January 1, 2011 to September 9, 2011.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.8 million, from $14.9 million for the period from January 1, 2011 to September 9, 2011 to $15.7 million for the period from January 1, 2012 to September 7, 2012. The increase in corporate expenses is due primarily to higher legal fees related to the bankruptcy proceedings of the Allerton Hotel, a $0.6 million write-off of costs related to a ballroom construction project at the Chicago Marriott Downtown, which we determined would not be completed, and higher employee-related costs, partially offset by the $1.7 million litigation settlement which was accrued in the third quarter of 2011.

Hotel acquisition costs. Hotel acquisition costs incurred during the period from January 1, 2011 to September 9, 2011 were related to the acquisitions of the JW Marriott Denver at Cherry Creek and Lexington Hotel New York. The acquisition costs incurred during the period from January 1, 2012 to September 7, 2012 were related to the Portfolio Acquisition.

Interest expense. Our interest expense was $36.7 million and $30.1 million for the periods from January 1, 2012 to September 7, 2012 and from January 1, 2011 to September 9, 2011, respectively. The increase in interest expense is primarily attributable to the mortgage financings on the Hilton Minneapolis and the Lexington Hotel New York and the mortgage loans assumed in our acquisitions of the JW Marriott Denver at Cherry Creek and the Courtyard Denver Downtown, as well as the fair value adjustment on our interest rate cap.

Our interest expense for the periods from January 1, 2012 to September 7, 2012 and from January 1, 2011 to September 9, 2011 is comprised of the following (in millions):

	Period from
	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011
Mortgage debt interest	$33.2	$28.5
Credit facility interest and unused fees	1.7	1.5
Amortization of deferred financing costs and debt premium	1.7	1.0
Capitalized interest	(0.7)	(0.9)
Interest rate cap fair value adjustment	0.8	—
	$36.7	$30.1

Interest income. Interest income was $0.3 million for the period from January 1, 2012 to September 7, 2012 and $0.6 million for the period from January 1, 2011 to September 9, 2011, respectively. The decrease is primarily due to lower average cash balances during the the period from January 1, 2012 to September 7, 2012.

Discontinued operations. Income from discontinued operations represents the results of operations for the periods from January 1, 2012 to September 7, 2012 and from January 1, 2011 to September 9, 2011 of the three-hotel portfolio sold on March 23, 2012 and the Atlanta Westin North at Perimeter, which is held for sale as of September 7, 2012. We recorded a gain on the sale of $9.5 million for the three-hotel portfolio sold during the period from January 1, 2012 to September 7, 2012. We also recorded an impairment charge of $14.7 million as a result of classifying the Atlanta Westin North as held for sale. The hotel was sold on October 3, 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $5.0 million for the period from January 1, 2012 to September 7, 2012 and an income tax expense on continuing operations of $1.6 million for the period from January 1, 2011 to September 9, 2011. The income tax benefit for the period from January 1, 2012 to September 7, 2012 includes $5.6 million of income tax benefit on the $14.0 million pre-tax loss from continuing operations of our TRS, partially offset by $0.4 million of foreign income tax expense incurred on the $2.9 million pre-tax income of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes. The income tax expense for the period from January 1, 2011 to September 9, 2011 includes $1.7 million of income tax expense incurred on the $4.2 million pre-tax income from continuing operations of our TRS for the period from January 1, 2011 to September 9, 2011 and $0.1 million of state franchise taxes, offset by foreign income tax benefit of $0.2 million related to the $2.8 million of pre-tax loss of the TRS that owns Frenchman’s Reef.

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

We believe that we maintain a reasonable amount of debt. As of September 7, 2012, we had $1.0 billion of debt outstanding with a weighted average interest rate of 5.17% and a weighted average maturity date of approximately 3.3 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with no near term debt maturities, capacity on our senior unsecured credit facility and 15 of our 26 currently owned hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of September 7, 2012, we had $120.0 million borrowings outstanding under our senior unsecured credit facility.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

Actual at
	Covenant	September 7, 2012
Maximum leverage ratio (1)	60%	49.6%
Minimum fixed charge coverage ratio (2)	1.50x	2.23x
Minimum tangible net worth (3)	$2.0 billion	$2.2 billion
Secured recourse indebtedness	$25 million	$25 million
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

In conjunction with the closing of the $170.4 million loan secured by the Lexington Hotel New York, we repaid the existing outstanding balance on the facility. In addition, the $100.0 million mortgage secured by the Lexington Hotel New York was released as security for the facility.

As of September 7, 2012, there was $120.0 million outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.98x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 250 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.7 million and $0.8 million for our fiscal quarters ended September 7, 2012 and September 9, 2011, respectively, and $1.7 million and $1.5 million for the periods from January 1, 2012 to September 7, 2012 and January 1, 2011 to September 9, 2011, respectively. Subsequent to the end of the quarter, we repaid a net $35 million of the amount outstanding under the facility using the net proceeds from the sale of the Atlanta Westin North at Perimeter.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends.

As of September 7, 2012, we had $21.6 million of unrestricted corporate cash, $60.3 million of restricted cash and $80 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $44.7 million for the period from January 1, 2012 to September 7, 2012. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $356.5 million for the period from January 1, 2012 to September 7, 2012 primarily as a result of the Portfolio Acquisition ($415.2 million), capital expenditures at our hotels ($26.4 million), and additional deposits on the to-be-developed hotel in Times Square ($1.9 million), partially offset by proceeds from the sale of the three-hotel portfolio ($92.1 million).

Our net cash provided by financing activities was $307.1 million for the period from January 1, 2012 to September 7, 2012 and consisted of $170.4 million of proceeds from mortgage financing of the Lexington Hotel New York, $199.8 million net proceeds from the sale of common stock, and $20.0 million in net borrowing on our senior unsecured credit facility, offset by the $27.0 million prepayment of the mortgage debt secured by the Courtyard Denver Downtown, payment of cash dividends, regularly scheduled mortgage principal payments and financing costs for the Lexington Hotel New York mortgage loan.

In addition to the sources of cash discussed above, we currently expect our estimated significant sources of cash for the remainder of the year ending December 31, 2012 will be comprised of net cash flow from hotel operations and net proceeds from the sale of the Atlanta Westin North at Perimeter. We expect our estimated uses of cash for the remainder of the year ending December 31, 2012 will be comprised of regularly scheduled debt service payments, capital expenditures, which are described further below, funding of hotel acquisitions, if any, and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2012 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08
September 19, 2012	September 7, 2012	$0.08

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 7, 2012, we have set aside $50.0 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property. We spent approximately $26.4 million on capital improvements during the period from January 1, 2012 to September 7, 2012.

During 2012, we have commenced or plan to commence approximately $50 million of capital improvements, approximately $20 million of which will be funded from corporate cash. Our significant projects for 2012 include the following:

•
Conrad Chicago. We expect to spend $3.5 million to add 4,100 square feet of new meeting space, reposition the food and beverage outlets and re-concept the hotel lobby. The addition of the new meeting space was completed in August 2012 and the lobby repositioning is scheduled for the first quarter of 2013.

•
Renaissance Worthington. We are currently undertaking a comprehensive restoration of the concrete façade of the hotel. This $1.2 million project was originally scheduled to be completed in two phases during 2012 and 2013, but we now expect to substantially complete the restoration in 2012.

•	Marriott Atlanta Alpharetta. We recently completed a $2.4 million renovation of the guest rooms at the hotel.

•	Frenchman's Reef. We expect to spend $1.6 million to renovate the premium Morning Star guest rooms during the fourth quarter and upgrade the boat dock in early 2013.

We are currently planning renovations of several of our hotels during 2013. A description of the most significant capital projects planned for 2013 are as follows:

•
Lexington Hotel New York. In connection with executing the rebranding strategy at the Lexington Hotel, we are currently planning a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms. The renovation is expected to cost $32 to $34 million, net of a financial contribution from Marriott, and be completed by the middle of 2013.

•
Manhattan Courtyards. We expect to renovate the guest rooms and guest bathrooms at the Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue. The renovation scope at the Courtyard Midtown East will also include the public space and the addition of five new guest rooms. The renovations are expected to cost approximately $10 million and be substantially complete in the first quarter of 2013.

•
Westin Washington D.C. City Center. We expect to undertake a comprehensive renovation during 2013 to reposition the hotel to capture higher-rated business, leisure and group customers. The renovation scope will touch every aspect of the guest experience, including the guest rooms, corridors, meeting space and the arrival and restaurant experience.

In connection with the Portfolio Acquisition, we plan to invest $35 million in the four hotels over the next two years. We are evaluating the optimal timing and scope of the capital investment program, but currently expect to complete the capital investment program for the Westin Washington D.C. City Center during the middle of 2013 and the capital investment programs for the Hilton Boston and Hilton Burlington in early 2014. We are evaluating whether to complete the capital investment program for the Westin San Diego in 2013 or 2014.

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

•
Other Non-Cash and /or Unusual Items:  We exclude the effect of certain non-cash and/or unusual items because we believe they do not reflect the underlying performance of the Company. In 2012, we excluded the franchise termination fee paid to Radisson because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel. In 2011, we excluded the accrual for net key money repayment to Hilton in conjunction with entering into a termination agreement for the Conrad Chicago because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel. In 2011, we excluded the accrual for the litigation settlement at the Los Angeles Airport Marriott because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel.

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

The following table is a reconciliation of our U.S. GAAP net loss to EBITDA and Adjusted EBITDA (in thousands):

	Fiscal Quarter Ended		Period from
	September 7, 2012	September 9, 2011	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011

Net loss	$(44,779)	$(1,015)	$(33,219)	$(12,613)
Interest expense(1)	12,732	13,605	39,007	37,088
Income tax (benefit) expense(2)	(1,063)	1,798	(4,803)	795
Real estate related depreciation and amortization(3)	23,060	23,801	64,149	66,835
EBITDA	(10,050)	38,189	65,134	92,105
Non-cash ground rent	1,515	1,658	4,621	4,878
Non-cash amortization of unfavorable contract liabilities	(432)	(432)	(1,296)	(1,284)
Loss (gain) on sale of hotel properties	476	—	(9,541)	—
Gain on early extinguishment of debt	—	—	(144)	—
Acquisition costs	8,314	445	10,345	2,604
Allerton loan interest payments	—	1,099	—	1,704
Allerton loan legal fees	1,106	—	2,017	—
Franchise termination fee	—	—	750	—
Accrual for net key money repayment	—	(864)	—	—
Litigation settlement	—	1,650	—	1,650
Impairment losses	45,066	—	45,534	—
Adjusted EBITDA	$45,995	$41,745	$117,420	$101,657
_____________

(1)
Amounts include interest expense included in discontinued operations as follows: $2.3 million in the quarter ended September 9, 2011; $2.3 million in the period from January 1, 2012 to September 7, 2012; and $7.0 million in the period from January 1, 2011 to September 9, 2011.

(2)
Amounts include income tax (expense) benefit included in discontinued operations as follows: $0.4 million in the quarter ended September 9, 2011; $0.1 million in the quarter ended September 7, 2012; ($0.2 million) in the period from January 1, 2012 to September 7, 2012; and $0.9 million in the period from January 1, 2011 to September 9, 2011.

(3)
Amounts include depreciation expense included in discontinued operations as follows: $3.2 million in the quarter ended September 7, 2011; $0.4 million in the quarter ended September 7, 2012; $1.3 million in the period from January 1, 2012 to September 7, 2012 and $9.7 million in the period from January 1, 2011 to September 9, 2011.

The following table is a reconciliation of our U.S. GAAP net income (loss) to FFO and Adjusted FFO (in thousands):

	Fiscal Quarter Ended		Period from
	September 7, 2012	September 9, 2011	January 1, 2012 to September 7, 2012	January 1, 2011 to September 9, 2011

Net loss	$(44,779)	$(1,015)	$(33,219)	$(12,613)
Real estate related depreciation and amortization(1)	23,060	23,801	64,149	66,835
Impairment losses(2)	45,066	—	45,534	—
Loss (gain) on sale of hotel properties	476	—	(9,541)	—
FFO	23,823	22,786	66,923	54,222
Non-cash ground rent	1,515	1,658	4,621	4,878
Non-cash amortization of unfavorable contract liabilities	(432)	(432)	(1,296)	(1,284)
Gain on early extinguishment of debt	—	—	(144)	—
Acquisition costs	8,314	445	10,345	2,604
Allerton loan interest payments	—	1,099	—	1,704
Amortization of debt premium	(82)	(134)	(282)	(161)
Allerton loan legal fees	1,106	—	2,017	—
Franchise termination fee	—	—	750	—
Accrual for net key money repayment	—	(864)	—	—
Litigation settlement	—	1,650	—	1,650
Fair value adjustments to debt instruments	180	—	781	—
Adjusted FFO	$34,424	$26,208	$83,715	$63,613
___________

(1)
Amounts include depreciation expense included in discontinued operations as follows: $3.2 million in the quarter ended September 9, 2011; $0.4 million in the quarter ended September 7, 2012; $1.3 million in the period from January 1, 2012 to September 7, 2012 and $9.7 million in the period from January 1, 2011 to September 9, 2011.

(2)	Amounts include impairment losses of $14.7 million included in discontinued operations in the quarter ended September 7, 2012 and the period from January 1, 2012 to September 7, 2012.

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

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of the investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss recognized. Fair market value is estimated based on market data, estimated cash flows discounted at an appropriate rate, comparable sales information and other considerations requiring management to use its judgment in determining the assumptions used.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 7, 2012 was $1.0 billion, of which $290.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.7 million annually.

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. The loan matured in January 2010 and is in default. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended.  The senior mortgage loan is secured by substantially all of the assets of the borrower, including the Allerton Hotel. The filing of the bankruptcy case had the effect of, among other things, automatically staying the foreclosure proceedings that had been previously filed against the borrower.  The borrower filed a plan of reorganization with the bankruptcy court in December 2011 and a disclosure statement with the bankruptcy court in January 2012 (together, the "Plan"). In March 2012, the Plan was approved for submission to the creditors for a vote to approve the Plan. The creditors approved the Plan and the Plan is subject to a confirmation hearing, which began on July 23, 2012, but was not completed and is scheduled to resume on October 29, 2012. While we continue to vigorously pursue our rights in the bankruptcy case, the potential outcome is uncertain.

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

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a tentative settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  During the fiscal quarter ended June 15, 2012, we paid our contribution to the settlement into escrow, and the settlement is pending final approval by the Superior Court of California, Los Angeles County.

Item 1A.	Risk Factors

None.

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended September 7, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

October 15, 2012

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)