Form 10-K
period 2012-12-31
DiamondRock Hospitality Co
filed 2013-03-01
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 15, 2012, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 195,419,755 shares of its $0.01 par value common stock outstanding as of March 1, 2013.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012, are incorporated by reference in Part III herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” “strive,” “endeavor,” “mission,” “goal,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in Item 1A “Risk Factors” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

References in this Annual Report on Form 10-K to “we,” “our,” “us” and “the Company” refer to DiamondRock Hospitality Company, including as the context requires, DiamondRock Hospitality Limited Partnership, as well as our other direct and indirect subsidiaries.

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). We own a portfolio of 27 premium hotels and resorts that contain 11,590 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver above average long-term stockholder returns through a combination of dividends and capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high quality lodging properties in North American markets with superior growth prospects and high barriers to entry.

We differentiate ourselves from our competitors by adhering to three basic principles in executing our strategy:

•	focus on high-quality urban and destination resort hotels;

•	promote innovative approaches to asset management; and

•	maintain a conservative capital structure.

Our portfolio is concentrated in key gateway cities and destination resorts. Each of our hotels is managed by a third party and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

We critically evaluate each of our hotels to ensure that our portfolio conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to recycle capital for additional acquisitions, renovation projects, or other capital requirements.

We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize the Company's value and minimize enterprise risk. In addition, we are committed to being open and transparent in our communications with stockholders and adopting and following sound corporate governance practices.

High Quality Urban and Destination Resort Hotels

We own 27 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in key gateway cities (primarily New York City, Chicago, Boston and Los Angeles) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

A core tenet of our strategy is to leverage our relationships with the top globally recognized hotel brands. We strongly believe that the premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. The dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and most of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton). We are primarily interested in owning hotels that are currently operated under, or can be converted to, a globally recognized brand.

In addition to leveraging global brands, we are interested in creating relationships with select non-branded boutique hotels in urban markets. We would consider opportunities to acquire other non-branded hotels located in top-tier or unique markets if we believe that the returns on certain of these hotels may be higher than if these hotels were operated under a globally-recognized brand.

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

We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor to manage each of our hotels pursuant to a management agreement with one of our subsidiaries. We strive to negotiate management agreements that give us the right to exert significant influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these individuals to improve the performance of our portfolio.

We continue to explore strategic options to maximize the growth of revenue and profitability. We persist in impressing upon our hotel managers the importance of maximizing hotel revenues and property-level profits. We maintain our practice of working closely with managers to optimize business at our hotels in order to maximize revenue and we remain committed to the objective of maintaining conservative corporate expenses.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Conservative Capital Structure

Our current debt outstanding consists of primarily fixed interest rate mortgage debt with no significant maturities until late 2014 and limited outstanding borrowings under our senior unsecured credit facility, which bears interest at what we believe is an attractive floating rate. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a conservative balance sheet that will mitigate risk throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2012, we had $988.7 million of total debt outstanding with a weighted average interest rate of 5.31% percent and a weighted average maturity date of approximately 4.1 years. In addition, we had 15 hotels unencumbered by debt and $20 million outstanding on our $200 million senior unsecured credit facility.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. We have been successful in acquiring, financing and asset managing our hotels, and complying with the complex public company accounting and legal requirements with 22 employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices. We believe that we have among the most transparent disclosures in the industry and we consistently go beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels, enabling our investors to effectively evaluate our successes and challenges. Finally, we consider our corporate governance practices to be sound in that we have a majority-independent Board of Directors elected annually by our stockholders, we believe that our risk of takeover is limited by anti-takeover devices and our officers and directors are subject to stock ownership policies designed to insure that these persons own a meaningful amount of stock in the Company.

During 2012, we acquired five (5) new hotels and sold four (4) non-core hotels. We currently own 27 hotels that contain 11,590 hotel rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; St. Thomas, U.S. Virgin Islands; Vail, Colorado and Washington, D.C. (2). We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, a 282-room hotel under development in New York City.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. We have the ability to issue limited partnership units to third parties in connection with acquisitions of hotel properties. In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS (each, a TRS lessee), or to an unrelated third party. We currently lease all of our domestic hotels to TRS lessees. In turn, our TRS lessees must engage a third-party management company to manage the hotels. However, we may structure our properties that are not subject to U.S. federal income tax differently from the structures we use for our U.S. properties. For example, Frenchman's Reef is held by a U.S. Virgin Islands corporation, which we have elected to be a TRS.

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

During 2012, we commissioned the preparation of the Company's first bi-annual Environmental, Social and Governance Report (the “Sustainability Report”) to comprehensively analyze sustainability performance indicators (including energy, water, waste, and greenhouse gas emissions) captured during 2011. The Sustainability Report highlights the Company's dedication to sustainability initiatives and stockholder returns through the implementation of programs designed to reduce energy consumption and increase profitability at our hotels. A copy of the Sustainability Report can be found on the Company's website at www.drhc.com in the Investor Relations section. The information included or referenced to, on or otherwise accessible through the Sustainability Report or our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

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

Employees

As of December 31, 2012, we employed 22 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront Hotel, Hilton Boston Downtown and Hilton Minneapolis are currently represented by labor unions and are subject to collective bargaining agreements.

ADA Regulation

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of architectural barriers to access by individuals with disabilities in areas of our properties. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in payment of civil penalties, damages, and attorneys' fees and costs. The obligation to comply with the ADA is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard.

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

Available Information

We maintain a website at the following address: www.drhc.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website free of charge as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Such reports are also available by accessing the EDGAR database on the SEC's website at www.sec.gov.

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

DiamondRock Hospitality Company is traded on the New York Stock Exchange, or NYSE, under the symbol DRH.

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

During 2012, approximately 69% of our earnings from continuing operations were derived from our hotels in five major cities (New York City, Boston, Chicago, Denver, and Los Angeles) and three destination resorts (Frenchman's Reef, Vail Marriott, and the Lodge at Sonoma), with approximately 20% of our earnings from continuing operations being derived from our properties in New York City. As such, the operations of these hotels - particularly the operations of New York City properties - will have a material impact on our overall results of operations. This concentration in our portfolio exposes our business to economic conditions unique to these markets and may result in increased volatility in our results of operations. If lodging fundamentals in any of these cities are poor compared to the United States as a whole, the popularity of any of these destination resorts decreases, or a manmade or natural disaster or casualty or other damage occurs in any of these areas, our overall results of operations may be adversely affected.

Some of our hotels rely heavily on group contract business, and the loss of such business could harm our operating results.

Certain of our hotels rely heavily on group contract business and room nights generated by large corporate clients. The existence or non-existence of such business can significantly impact the results of operations of our hotels. Group contract business fluctuates from year-to-year and across markets. The scheduling and impact of events and activities that attract this business to hotels are not always easy to predict. As a result, the operating results for certain hotels may fluctuate as a result of these factors, possibly in adverse ways, and these fluctuations can affect our overall operating results.

Economic conditions may adversely affect the lodging industry.

The performance of the lodging industry has historically been linked to key macroeconomic indicators, such as U.S. gross domestic product, or GDP, growth, employment, corporate earnings and investment, and travel demand. As these indicators improve, we anticipate that lodging operating fundamentals will improve as well. However, if the economic recovery should falter and there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, uncertainties relating to the credit rating of the U.S., the country's debt ceiling and other macroeconomic factors may have a negative effect on the lodging industry and adversely impact our revenues and profitability.

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

In particular, over 6,000 rooms are expected to be added to the Manhattan hotel market by the end of 2014, increasing the existing supply by approximately 8%. Although much of the anticipated increase in supply is not expected to be located in the specific sub-markets of Manhattan where we currently own hotels, the operating performance of our Manhattan hotels may be impacted by the addition of this new supply.

Additionally, over 1,600 new hotel rooms are anticipated to open in downtown Chicago before the end of 2014, representing a supply increase of approximately 4.3% in the downtown Chicago market. An increase in the number of rooms available in the downtown Chicago market could negatively impact the operating performance of our downtown Chicago hotels.

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

We expect to invest significant capital in many of our hotels during 2013 and 2014. The capital expenditure programs developed for these hotels will be comprehensive and no assurance can be given that they will be completed on time or on budget or at all. If the programs are not completed successfully, it could have an impact on the expected performance of these hotels. Further, certain of our recent acquisitions are subject to property improvement plans by the respective franchisor (Hilton or Starwood) required as a condition to consenting to the transfer of the franchise agreements. If these plans are not completed timely, or at all, with respect to one or more of these hotels, then we may be in default under the franchise agreement for such hotel or hotels and subject to termination of the franchise agreement and liquidated damages. Further, while these capital expenditure programs are being implemented at these hotels, guest rooms and certain public spaces may be out of service, which could have a material impact on the financial performance of the hotels and us.

We may be subject to risks associated with the renovation and re-branding project we are undertaking at the Lexington Hotel.

We are in the process of completing an extensive renovation project at the Lexington Hotel in New York City. This renovation project gives rise to several risks, including construction cost overruns and delays; closure of portions of the hotel for longer than expected; and reduction in demand for the portion of the hotel that remains open while the renovation project is underway. These costs and delays could have a material adverse effect on occupancy rates, revenues and profits at the hotel. Furthermore, in connection with the renovation, we are re-branding the hotel as part of Marriott's "Autograph Collection." If we have overestimated the value of the brand and the impact the re-branding will have on the hotel's operating revenues and the hotel does not perform as we expect, our occupancy rates, ADRs and RevPAR may decline.

There are several unique risks associated with the ownership of Frenchman's Reef.

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

Part of a renovation and repositioning program completed in 2011 included a redesign to the mechanical plant to allow the hotel to generate its own electricity in order to significantly reduce both the kilowatt hour consumption and the cost per kilowatt hour; however, the hotel still depends on oil to generate electricity. If the price of oil were to increase, the cost of utilities would likely increase dramatically and this would have a significant impact on the results of operation at the hotel. Also, if the hotel's self-generation system fails, the hotel will be forced to utilize service from local utility providers which are prone to disruptions, including power outages from time to time. Such disruptions could adversely affect occupancy rates, revenues and profits at the hotel.

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

Six of our hotels (the Los Angeles Airport Marriott, the Torrance Marriott South Bay, The Lodge at Sonoma, a Renaissance Resort & Spa, the Westin San Diego, the Hotel Rex, and the Renaissance Charleston Historic District) are located in areas that are seismically active. Twelve of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. Additionally, one of our major hotels (Frenchman's Reef & Morning Star Marriott Beach Resort) is located on the side of a cliff facing the ocean in the U.S. Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. The hotel was partially destroyed by a hurricane in the mid-1990's and since then has been damaged by subsequent hurricanes, including Hurricane Earl in 2010. These hotels are material to our financial results, having constituted approximately 55% of our total revenues in 2012. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of diseases, such as H1N1, SARS, the avian bird flu or Legionnaires disease, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We face risks associated with investments in mortgage loans.

Our investment in a senior loan secured by the Allerton Hotel located in Chicago, Illinois, and any other similar investment in mortgage loans that we may undertake in the future, may negatively affect our financial condition if any such loans become non-performing loans. Further, if we were to exercise our rights on any such non-performing loans by commencing foreclosure proceedings, such process could be expensive and lengthy and could result in a bankruptcy filing. Foreclosure and/or bankruptcy could have a substantial negative effect on our anticipated return on a mortgage loan. Foreclosure may also create a negative public perception of the related mortgaged property, resulting in a diminution of its value.

We face risks associated with the development of a hotel by a third-party developer.

We are party to a purchase and sale agreement to acquire, upon completion (expected in 2014), a hotel property under development on West 42nd Street in Times Square, New York City. The hotel is expected to contain 282 guest rooms. We are exposed to the risk that the third-party developer will fail to substantially complete the development of the hotel in accordance with the contractual scope or that the developer defaults under another obligation set forth in the purchase and sale agreement with us. We are also exposed to the risk that the developer will default on an obligation to a lender, which may have a security interest in the property senior to us. There is also a risk that at or prior to such time as our obligation to purchase the hotel comes due, we may not have sufficient funds to acquire the hotel from the seller, or debt or equity capital may not be available on reasonable terms and conditions or at all. In any of these cases, we may lose the opportunity to acquire the hotel and may have no recourse to the developer or any other party. In addition, the hotel is not expected to be opened until mid-2014. If we acquire this hotel, there can be no assurance that the market where it is located will not be experiencing a downturn when the acquisition is completed and the hotel may not perform as we expect.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Our current management agreements are generally non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. The Oak Brook Hills Marriott Resort, Orlando Airport Marriott and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. We are currently evaluating whether we will exercise our termination rights with respect to any of these hotels.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

Nine of our hotels operate under franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we and our lessees and management companies follow their standards. Failure by us, one of our taxable REIT subsidiary lessees or one of our third-party management companies to maintain these standards or other terms and conditions of the franchise agreement could result in us being in default and the franchise agreement being terminated. If a franchise agreement is terminated for failure to comply with its terms, including the maintenance of brand standards, we may be liable to the franchisor for a termination payment, which could include liquidated damages. We also face the risk of termination of the franchise agreement if we do not make franchisor-required capital expenditures under the franchise agreements.

Our ownership of properties through ground leases exposes us to the risk that we may have difficulty financing such properties, be forced to sell such properties for a lower price or lose such properties upon breach or termination of the ground leases.

We hold a leasehold interest in the land underlying five of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis), the parking lot at another of our hotels (Renaissance Worthington) and the golf course at another of our hotels (Oak Brook Hills Marriott Resort). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price whatsoever, so we may find that we will have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must obtain the consent of the lender, pay a fee equal to a fixed percentage of the outstanding loan balance, and pay any costs incurred by the lender in connection with any such assignment or transfer.

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

•	we may need to spend more than underwritten amounts to make necessary improvements or renovations to our newly acquired hotels; and

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations.

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

We may from time to time be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

We may from time to time be subject to litigation.  Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

During periods of economic recession, it could be difficult for us to borrow money. Over the last ten years, a significant percentage of hotel loans were made by lenders who sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. If the market for new CMBS issuances results in CMBS lenders making fewer loans, there is a risk that the debt capital available to hotel owners could be reduced.

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

In addition, if the operating results decline at our hotels secured by mortgage debt there may not be sufficient operating profit from the hotel to fund the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our corporate credit facility, selling a hotel on disadvantageous terms, including an unattractive price, or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these loan agreements are triggered, substantially all of the profit generated by the hotel or hotels affected is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.

There is refinancing risk associated with our debt.

Our typical debt contains limited principal amortization; therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” We have significant debt maturities in 2015 and 2016. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination, or the party responsible for the contamination of the property.

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

Under the Americans with Disabilities Act of 1990 (ADA) all public accommodations must meet various federal non-discrimination requirements related to access and use by individuals with disabilities. Compliance with the ADA's requirements could require removal of architectural barriers to access and non-compliance could result in the payment of civil penalties, damages, and attorneys' fees and costs. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2012, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities. For example, we may not lease to our TRS any hotel which contains gaming. Thus, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

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

We will be subject to a 100% excise tax to the extent that transactions with our TRSs are not conducted on an arm's-length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm's-length rental amount, such excess is potentially subject to this excise tax. While we believe we structure all of our leases on an arm's-length basis, upon an audit, the IRS might disagree with our conclusion.

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

Dividends payable by REITs generally do not qualify for reduced tax rates.

For taxable years beginning after December 31, 2012, a maximum 20% tax rate applies to “qualified” dividends payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not qualified dividends eligible for the reduced rates and are taxed at normal ordinary income tax rates. However, to the extent such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividends. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Our charter also authorizes our board of directors to issue up to 400,000,000 shares of common stock and up to 10,000,000 shares of preferred stock, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Furthermore, our board of directors may, without any action by the stockholders, amend our charter from time to time to increase or decrease the aggregate number of shares of stock of any class or series that we have authority to issue. Issuances of additional shares of stock may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests.

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

Future issuances or sales of our common stock, including the possible resale of 7,211,538 shares of our common stock issued in a private placement in connection with our acquisition of a portfolio of four hotels in 2012, may depress the market price of our common stock and have a dilutive effect on our existing stockholders.

We cannot predict whether future issuances of our common stock or the availability of shares for resale in the open market may depress the market price of our common stock. Future issuances or sales of a substantial number of shares of our common stock in the public market, including the possible resale of 7,211,538 shares of our common stock issued in a private placement in connection with our acquisition of a portfolio of four hotels in 2012, or the issuance of our common stock in connection with future property, portfolio or business acquisitions, or the perception that such issuances or sales might occur, may cause the market price of our shares to decline. In addition, future issuances or sales of our common stock may be dilutive to existing stockholders.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our Hotels

The following table sets forth certain information for each of our hotels owned as of December 31, 2012.

Property	Location	Number of Rooms	Total Investment(1)	Total Investment Per Room
			(In thousands)
Chicago Marriott	Chicago, Illinois	1,198	$333,540	$278,414
Los Angeles Airport Marriott	Los Angeles, California	1,004	126,834	126,329
Hilton Minneapolis	Minneapolis, Minnesota	821	155,703	189,650
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	349,477	440,702
Lexington Hotel New York	New York, New York	712	342,311	480,774
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	54,976	107,797
Renaissance Worthington	Fort Worth, Texas	504	83,002	164,687
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	133,230	265,398
Torrance Marriott South Bay	Los Angeles County, California	487	74,419	152,812
Orlando Airport Marriott	Orlando, Florida	485	81,079	167,173
Westin San Diego	San Diego, California	436	122,830	281,720
Westin Washington, D.C. City Center	Washington, D.C.	406	153,401	377,835
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	77,186	199,963
Hilton Boston Downtown	Boston, Massachusetts	362	158,343	437,412
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	66,557	193,480
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	38,501	121,073
Courtyard Manhattan/Midtown East	New York, New York	312	75,952	243,434
Conrad Chicago	Chicago, Illinois	311	125,925	404,902
Bethesda Marriott Suites	Bethesda, Maryland	272	48,485	178,254
Hilton Burlington	Burlington, Vermont	258	53,635	207,888
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	74,022	377,662
Courtyard Manhattan/Fifth Avenue	New York, New York	185	44,927	242,848
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	32,359	177,797
Courtyard Denver Downtown	Denver, Colorado	177	46,347	261,848
Hilton Garden Inn Chelsea/New York City	New York, New York	169	69,684	412,331
Renaissance Charleston	Charleston, South Carolina	166	38,942	234,590
Hotel Rex	San Francisco, California	94	29,500	313,830
Total		11,590	$2,991,167	$258,082
________________

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.

Our Hotel Management Agreements

We are party to hotel management agreements for our hotels. Each hotel manager is responsible for (i) the hiring of certain executive level employees, subject to certain veto rights, (ii) training and supervising the managers and employees required to operate the properties and (iii) purchasing supplies, for which we generally will reimburse the manager. The managers (or the franchisors in the case of our franchised hotels) provide centralized reservation systems, national advertising, marketing and promotional services, as well as various accounting and data processing services. Each manager also prepares and implements annual operations budgets subject to our review and approval. Most of our management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee (i) is not a competitor of the manager, (ii) assumes the related management agreements and (iii) meets specified other conditions.

Term

The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our hotels. Generally, the terms of the hotel management agreements renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
Hotel Rex	Joie de Vivre Hotels	9/2005	5 years	Month-to-month
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods
Oak Brook Hills Marriott Resort	Marriott	7/2005	30 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	Marriott	1/2005	40 years	None
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month

Amounts Payable under our Hotel Management Agreements

Under our current hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is generally payable as a percentage of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a specified return on our invested capital, which we refer to as the owner's priority, or above a specified profit threshold.

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution generally due and payable each fiscal year for each of our hotels:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%		25%		5%
Bethesda Marriott Suites	3%		50%	(3)	5%	(4)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	3%		20%	(5)	5%
Conrad Chicago	3%	(6)	15%		4%
Courtyard Denver Downtown	2%	(7)	10%		4%
Courtyard Manhattan/Fifth Avenue	5.5%	(8)	25%		4%
Courtyard Manhattan/Midtown East	5%		25%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%		5.5%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1%	(9)	10%		None
Hilton Garden Inn Chelsea/New York City	2.5%	(10)	10%		None
Hilton Minneapolis	3%		15%		4%
Hotel Rex	3%		10%		4%
JW Marriott Denver at Cherry Creek	2.25%	(11)	10%		4%
Lexington Hotel New York	3%		20%		4%
Los Angeles Airport Marriott	3%		25%		5%
Oak Brook Hills Marriott Resort	3%		30%		5.5%
Orlando Airport Marriott	2%	(12)	25%		5%
Renaissance Charleston	3.5%		20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	3%		20%		5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Torrance Marriott South Bay	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin San Diego	1%	(9)	10%		None
Westin Washington D.C. City Center	1%	(9)	10%		4%
____________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The owner's priority expires in 2027.

(4)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.8 million.

(5)	Calculated as 20% of net operating income before base management fees. There is no owner's priority.

(6)
The base management fee is reduced by the amount in which operating profits do not meet the performance guarantee. The performance guarantee was $8.3 million in 2012 and base management fees were reduced to zero.

(7)
The base management fee is 2.5% of gross revenues if the hotel achieves operating results in excess of 7% of our invested capital and 3% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(8)
The base management fee increases to 6% beginning in fiscal year 2015 for the remainder of the agreement. Prior to 2015, the base management fee may increase to 6.0% at the beginning of the fiscal year following the achievement of operating profits equal to or above $5.0 million.

(9) The base management fee will increase to 1.5% of gross revenues beginning on July 12, 2014. Total management fees are capped at 2.5% of gross revenues.

(10)	The base management fee will increase to 2.75% in September 2013 for the remaining term of the agreement.

(11)
The base management fee is 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(12)
In July 2012, we amended the management agreement to reduce the annual base management fee for 2012 and 2013 from 3% to 2% of gross revenues should the hotel's annual debt service amount exceed hotel operating profit with respect to each fiscal year.

The following is a summary of management fees from continuing operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Base management fees	$19,365	$16,405	$13,920
Incentive management fees	5,550	5,226	4,750
Total management fees	$24,915	$21,631	$18,670

Five of our hotels earned incentive management fees for the year ended December 31, 2012. Three of our hotels earned incentive management fees for the year ended December 31, 2011. Two hotel earned incentive management fees for the year ended December 31, 2010.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. The Oak Brook Hills Marriott Resort, the Orlando Airport Marriott and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. We are currently evaluating whether we will exercise our termination rights with respect to any of these hotels.

In July 2012, we amended the management agreement for the Orlando Airport Marriott to reduce the annual base management fee paid to Marriott, as manager, for each of fiscal years 2012 and 2013 from 3% to 2% of gross revenues should the hotel's annual debt service amount exceed hotel operating profit with respect to each such fiscal year. Should we exercise our termination rights based on the hotel failing the performance test in 2012 and 2013, we would be required to repay the manager the 1% unpaid base management fees, if any, resulting from such fiscal years.

Our Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our nine franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York (1)	3/2012	20 years	3% of gross room sales (2)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales

(1)	The agreement begins on the date the hotel opens as a Autograph Collection hotel, which is currently projected to be mid-2013.

(2)	Increases to 4% on the first anniversary of the agreement and 5% on the second anniversary of the agreement.

We recorded $8.4 million, $5.7 million and $2.6 million of franchise fees during the fiscal years ended December 31, 2012, 2011, and 2010, respectively, which are included in other hotel expenses on the accompanying consolidated statement of operations.

Our Ground Lease Agreements

Five of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•	The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•
The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Center. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017. In 2009, we acquired a 21% interest in the land under the hotel for approximately $0.9 million.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•	The Hilton Minneapolis is subject to a ground lease that runs until 2091. There are no renewal options.

In addition, the golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

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

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground lease covering the Salt Lake City Marriott Downtown extension, our tenant's share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

The following table reflects the annual base rents of our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 10/2087	$566,683 (2)
	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	1,132,812
		10/2027 - 9/2037	1,416,015
		10/2037 - 9/2047	1,770,019
		10/2047 - 9/2057	2,212,524
		10/2057 - 9/2067	2,765,655
		10/2067 - 9/2077	3,457,069
		10/2077 - 9/2085	4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2008 - 12/2012	$10,277
		1/2013 - 12/2017	11,305
	Westin Boston Waterfront Hotel (6) (Base rent)	1/2012 - 12/2015	500,000
		1/2016 - 12/2020	750,000
		1/2021 - 12/2025	1,000,000
		1/2026 - 12/2030	1,500,000
		1/2031 - 12/2035	1,750,000
		1/2036 - 6/2099	No base rent
	(Percentage rent)	Through 12/2015	0% of annual gross revenue
		1/2016 - 12/2025	1.0% of annual gross revenue
		1/2026 - 12/2035	1.5% of annual gross revenue
		1/2036 - 12/2045	2.75% of annual gross revenue
		1/2046 - 12/2055	3.0% of annual gross revenue
		1/2056 - 12/2065	3.25% of annual gross revenue
		1/2066 - 6/2099	3.5% of annual gross revenue
	Hilton Minneapolis (7)	1/2012 - 12/2012	5,726,000
		1/2013 - 12/2013	6,012,000
		1/2014 - 12-2014	6,313,000
		1/2015 - 12/2015	6,629,000
		1/2016 - 12-2016	6,960,000
		1/2017 - 12/2017	7,308,000
		1/2018 - 12/2018	7,673,000
		1/2019 - 12/2091	Annual real estate taxes
Ground leases under parking garage:	Renaissance Worthington	Through 7/2012	$36,613
		8/2012 - 7/2022	40,400
		8/2022 - 7/2037	46,081
		8/2037 - 7/2052	51,764
		8/2052 - 7/2056	57,444
Ground lease under golf course:	Oak Brook Hills Marriott Resort	10/1985 - 9/2025	$1 (8)
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2012. Rent will increase annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2012.

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

Subject to certain limitations, an assignment of the ground leases covering the Courtyard Manhattan/Fifth Avenue and the Oak Brook Hills Marriott Resort golf course do not require the consent of the ground lessor. With respect to the ground leases covering the Salt Lake City Marriott Downtown hotel and extension, Bethesda Marriott Suites, Westin Boston Waterfront and Hilton Minneapolis, any proposed assignment of our leasehold interest as ground lessee under the ground lease requires the consent of the applicable ground lessor. As a result, we may not be able to sell, assign, transfer or convey our ground lessee's interest in any such property in the future absent the consent of the ground lessor, even if such transaction may be in the best interests of our stockholders.

Debt

The following table sets forth our debt obligations as of December 31, 2012:

Property	Principal Balance (in thousands)	Debt per Room	Interest Rate	Maturity Date	Amortization Provisions
Courtyard Manhattan / Midtown East	$41,933	$134,401	8.81%	October 2014	30 Years
Marriott Salt Lake City Downtown	28,640	56,157	5.50%	January 2015	20 Years
Courtyard Manhattan / Fifth Avenue	50,173	271,205	6.48%	June 2016	30 Years
Renaissance Worthington	54,700	108,532	5.40%	July 2015	30 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	58,690	116,912	5.44%	August 2015	30 Years
Marriott Los Angeles Airport	82,600	82,271	5.30%	July 2015	Interest Only
Orlando Airport Marriott	57,583	118,728	5.68%	January 2016	30 Years
Chicago Marriott Downtown Magnificent Mile	211,477	176,525	5.975%	April 2016	30 Years
Hilton Minneapolis	96,901	118,028	5.464%	April 2021	25 Years
JW Marriott Denver at Cherry Creek	40,761	207,964	6.470%	July 2015	25 Years
Lexington Hotel New York	170,368	239,281	LIBOR + 3.00% (3.214% at December 31, 2012)	March 2015 (1)	Interest Only
Westin Washington D.C. City Center	74,000	182,266	3.99%	January 2023	25 Years
Senior unsecured credit facility (2)	20,000		LIBOR + 1.90% (2.150% at December 31, 2012)	January 2017	Interest Only
Total debt	$987,826
___________

(1)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)
The senior unsecured credit facility matures in January 2017. Subject to certain conditions, including being in compliance with all financial covenants, we have one extension option that will extend the maturity for one year. Interest is paid on the periodic advances under our senior unsecured credit facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin depends upon our ratio of net indebtedness to EBITDA.

Item 3.      Legal Proceedings

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended. On October 29, 2012, the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division) confirmed an amended plan of reorganization (the "Plan"). Pursuant to the Plan, a claim filed by the Company in New York State court against affiliates of the borrower was dismissed and all other claims between the parties related to this matter were also dismissed with prejudice. Further, pursuant to the Plan, on January 18, 2013, the borrower paid the Company $5.0 million as a paydown of the outstanding principal under the mortgage loan and entered into an amended and restated loan agreement with the Company providing for a $66.0 million loan. The loan has a term of four years, with a one-year extension option, and bears interest at a fixed rate of 5.5%.

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  During 2012, we paid our contribution of the settlement into escrow. The Superior Court of California, Los Angeles County, granted final approval to the settlement on January 7, 2013, and, if no appeals are filed, the effective date will be March 13, 2013.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2011:
First Quarter	$12.56	$10.45
Second Quarter	12.11	9.75
Third Quarter	11.34	7.05
Fourth Quarter	9.93	6.52
Year Ended December 31, 2012:
First Quarter	10.98	9.55
Second Quarter	10.82	9.30
Third Quarter	10.45	9.19
Fourth Quarter	10.43	8.16

The closing price of our common stock on the NYSE on December 31, 2012 was $9.00 per share.

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

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/30/2011
12/31/2012
DiamondRock Hospitality Total Return
RMZ Total Return
S&P 500 Total Return

	2007	2008	2009	2010	2011	2012
DiamondRock Hospitality Company Total Return	$100.00	$36.15	$62.48	$88.52	$73.59	$70.99
RMZ Total Return	$100.00	$62.03	$79.78	$102.50	$111.41	$131.20
S&P 500 Total Return	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our Board of Directors. The following table sets forth the dividends on common shares for the years ended December 31, 2012 and 2011.

Payment Date	Record Date	Dividend per Share
April 7, 2011	March 25, 2011	$0.08
June 27, 2011	June 17, 2011	$0.08
September 20, 2011	September 9, 2011	$0.08
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08
September 19, 2012	September 7, 2012	$0.08
January 10, 2013	December 31, 2012	$0.08

As of February 22, 2013, there were 12 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity compensation plan information.  The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2012. See Note 7 to the accompanying consolidated financial statements for additional information regarding our 2004 Stock Option and Incentive Plan, as amended.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	262,461	$12.59	4,771,667
Equity compensation plans not approved by security holders	—	—	—
Total	262,461	$12.59	4,771,667

Repurchases of equity securities.  During the year ended December 31, 2012, certain of our employees surrendered 276,853 shares of common stock to the Company as payment for taxes in connection with the vesting of restricted stock.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for per share data)
Revenues:
Rooms	$526,113	$431,219	$348,732	$313,368	$380,767
Food and beverage	180,387	159,744	148,453	137,378	163,914
Other	43,147	31,213	26,710	28,165	31,133
Total revenues	749,647	622,176	523,895	478,911	575,814
Operating expenses:
Rooms	140,029	115,786	93,245	84,343	91,764
Food and beverage	128,938	114,029	105,685	101,148	117,120
Other hotel expenses and management fees	286,862	243,102	206,970	193,415	213,886
Impairment losses	30,844	—	—	2,542	695
Hotel acquisition costs	10,591	2,521	1,436	—	—
Corporate expenses(1)	21,095	21,247	16,384	18,317	13,984
Depreciation and amortization	100,152	85,376	74,590	68,915	64,286
Total operating expenses	718,511	582,061	498,310	468,680	501,735
Operating income	31,136	40,115	25,585	10,231	74,079
Interest income	(307)	(614)	(783)	(342)	(1,563)
Interest expense	53,771	45,406	35,425	40,400	38,756
Gain on early extinguishment of debt	(144)	—	—	—	—
(Loss) income from continuing operations before income taxes	(22,184)	(4,677)	(9,057)	(29,827)	36,886
Income tax benefit (expense)	6,158	(3,322)	(1,742)	18,943	8,497
(Loss) income from continuing operations	(16,026)	(7,999)	(10,799)	(10,884)	45,383
(Loss) income from discontinued operations	(566)	321	1,627	(206)	7,546
Net (loss) income	$(16,592)	$(7,678)	$(9,172)	$(11,090)	$52,929

(Loss) earnings per share:
Continuing operations	$(0.09)	$(0.05)	$(0.07)	$(0.10)	$0.48
Discontinued operations	(0.00)	0.00	0.01	(0.00)	0.08
Basic and diluted (loss) earnings per share	$(0.09)	$(0.05)	$(0.06)	$(0.10)	$0.56
Other data:
Dividends declared per common share(2)	$0.32	$0.32	$—	$0.33	$0.75
FFO(3)	$120,961	$91,546	$79,292	$74,181	$131,780
Adjusted FFO(3)	$140,163	$103,643	$90,297	$82,778	$137,816
EBITDA(4)	$134,928	$149,676	$127,458	$102,217	$172,113
Adjusted EBITDA(4)	$189,714	$162,146	$138,463	$113,356	$178,844

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,611,454	$2,234,504	$2,071,603	$1,862,087	$1,920,216
Cash and cash equivalents	9,623	26,291	84,201	177,380	13,830
Total assets	2,944,042	2,798,635	2,414,609	2,215,491	2,102,536
Total debt	988,731	1,042,933	780,880	786,777	878,353
Total other liabilities	260,198	253,545	220,212	253,208	206,551
Stockholders' equity	1,695,113	1,502,157	1,413,517	1,175,506	1,017,632
_________

(1)
Corporate expenses for the year ended December 31, 2012 and 2011 include legal fees of approximately $2.5 million and $2.3 million, respectively, related to the Allerton bankruptcy proceedings. Corporate expenses for the year ended December 31, 2011 include an accrual of $1.7 million for the settlement of the Los Angeles Airport Marriott litigation. Corporate expenses for the year ended December 31, 2009 include charges of approximately $2.6 million related to the retirement of our prior Executive Chairman and the termination of our prior Executive Vice President and General Counsel.

(2)
We paid 90% of the 2009 dividend in shares of common stock and the remainder in cash as permitted by the Internal Revenue Service's Revenue Procedure 2009-15. All of our other dividends have been paid in cash.

(3)
See "Non-GAAP Financial Measures" below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of FFO and Adjusted FFO and a discussion of why we believe that they are useful supplemental measures of our operating performance. The following is a reconciliation of our U.S. GAAP net (loss) income to FFO and Adjusted FFO.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net (loss) income	$(16,592)	$(7,678)	$(9,172)	$(11,090)	$52,929
Real estate related depreciation(a)	101,498	99,224	88,464	82,729	78,156
Impairment losses(b)	45,534	—	—	2,542	695
Gain on sale of hotel properties, net	(9,479)	—	—	—	—
FFO	120,961	91,546	79,292	74,181	131,780
Non-cash ground rent	6,694	6,996	7,092	7,720	7,755
Non-cash amortization of favorable and unfavorable contracts, net	(1,653)	(1,860)	(1,771)	(1,720)	(1,719)
Gain on early extinguishment of debt	(144)	—	—	—	—
Acquisition costs	10,591	2,521	1,436	—	—
Allerton loan interest payments	—	3,163	2,650	—	—
Allerton loan legal fees	2,493	—	—	—	—
Franchise termination fee	750	—	—	—	—
Litigation settlement	—	1,650	—	—	—
Hurricane remediation expense at Frenchman's Reef	—	—	1,598	—	—
Management transition costs	—	—	—	2,597	—
Fair value adjustments to debt instruments	471	(373)	—	—	—
Adjusted FFO	$140,163	$103,643	$90,297	$82,778	$137,816

(a)
Amounts include depreciation expense included in discontinued operations as follows: $1.3 million in 2012, $13.8 million in 2011, $13.9 million in 2010, $13.8 million in 2009, and $13.9 million in 2008.

	(b)	Amounts include impairment losses included in discontinued operations as follows: $14.7 million in 2012.

(4)
See "Non-GAAP Financial Measures" below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of EBITDA and Adjusted EBITDA and why we believe that they are useful supplemental measures of our operating performance. The following is a reconciliation of our U.S. GAAP net (loss) income to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net (loss) income	$(16,592)	$(7,678)	$(9,172)	$(11,090)	$52,929
Interest expense(a)	56,068	55,507	45,524	51,609	50,404
Income tax (benefit) expense(b)	(6,046)	2,623	2,642	(21,031)	(9,376)
Real estate related depreciation(c)	101,498	99,224	88,464	82,729	78,156
EBITDA	134,928	149,676	127,458	102,217	172,113
Non-cash ground rent	6,694	6,996	7,092	7,720	7,755
Non-cash amortization of favorable and unfavorable contracts, net	(1,653)	(1,860)	(1,771)	(1,720)	(1,719)
Gain on sale of hotel properties, net	(9,479)	—	—	—	—
Gain on early extinguishment of debt	(144)	—	—	—	—
Acquisition costs	10,591	2,521	1,436	—	—
Allerton loan interest payments	—	3,163	2,650	—	—
Allerton loan legal fees	2,493	—		—	—
Franchise termination fee	750	—	—	—	—
Litigation settlement	—	1,650		—	—
Hurricane remediation expense at Frenchman's Reef	—	—	1,598	—	—
Management transition costs	—	—	—	2,597	—
Impairment losses(d)	45,534	—	—	2,542	695
Adjusted EBITDA	$189,714	$162,146	$138,463	$113,356	$178,844

(a)	Amounts include interest expense included in discontinued operations as follows: $2.3 million in 2012, $10.1 million in 2011 and 2010, $11.2 million in 2009, and $11.6 million in 2008.

(b)
Amounts include income tax expense (benefit) included in discontinued operations as follows: $0.1 million in 2012, ($0.7) million in 2011, $0.9 in 2010, ($2.1) million in 2009, and ($0.9) million in 2008.

(c)
Amounts include depreciation expense included in discontinued operations as follows: $1.3 million in 2012, $13.8 million in 2011, $13.9 million in 2010, $13.8 million in 2009, and $13.9 million in 2008.

(d)	Amounts include impairment losses included in discontinued operations as follows: $14.7 million in 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Special Note About Forward-Looking Statements" and "Risk Factors" contained in this Annual Report on Form 10-K an in our other reports that we file from time to time with the SEC.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). We own a portfolio of 27 premium hotels and resorts that contain 11,590 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high quality lodging properties in North American markets with superior growth prospects and high barriers to entry.

We differentiate ourselves from our competitors by adhering to three basic principles in executing our strategy:

•	focus on high-quality urban and destination resort hotels;

•	promote innovative approaches to asset management; and

•	maintain a conservative capital structure.

Our portfolio is concentrated in key gateway cities and destination resorts. Each of our hotels is managed by a third party and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)).

We critically evaluate each of our hotels to ensure that our portfolio conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to recycle capital for additional acquisitions, renovation projects, or other capital requirements.

We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize the Company's value and minimize enterprise risk. In addition, we are committed to being open and transparent in our communications with stockholders and adopting and following sound corporate governance practices.

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

We own 27 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

Our properties are concentrated in key gateway cities (primarily New York City, Chicago, Boston and Los Angeles) and in destination resort locations (such as the U.S. Virgin Islands and Vail, Colorado). We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation. We also believe that these locations are better insulated from new supply due to relatively high barriers-to-entry, including expensive construction costs and limited development sites.

A core tenet of our strategy is to leverage our relationships with the top internationally-recognized hotel brands. We strongly believe that the premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. The dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and most of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton). We are primarily interested in owning hotels that are currently operated under, or can be converted to, a globally-recognized brand.

In addition to leveraging global brands, we are interested in creating relationships with select non-branded boutique hotels in urban markets. We would consider opportunities to acquire other non-branded hotels located in top-tier or unique markets as we believe that the returns on certain of these hotels may be higher than if the hotels were operated under a globally recognized brand.

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

We continue to explore strategic options to maximize the growth of revenue and profitability. We persist in impressing upon our hotel managers the importance of maximizing hotel revenues and property-level profits. We maintain our practice of working closely with managers to optimize business at our hotels in order to maximize revenue and we remain committed to the objective of maintaining conservative corporate expenses.

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Conservative Capital Structure

Our current debt outstanding consists of primarily fixed interest rate mortgage debt with no significant maturities until late 2014 and limited outstanding borrowings under our senior unsecured credit facility, which bears interest at what we believe is an attractive floating rate. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of total revenues for the year ended December 31, 2012 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

2012 Highlights

Hotel Acquisitions

On July 12, 2012, we acquired a portfolio of four hotels for a contractual purchase price of $495 million. The portfolio consists of the 362-room Hilton Boston Downtown, the 406-room Westin Washington, D.C. City Center, the 436-room Westin San Diego and the 258-room Hilton Burlington. The acquisition was funded with the proceeds from a secondary offering of our common stock, the issuance of common stock to the sellers, borrowings under our credit facility and available corporate cash.

On November 9, 2012, we acquired the 94-room Hotel Rex located in San Francisco, California for a purchase price of $29.5 million. We funded the acquisition with borrowings on under credit facility.

Hotel Dispositions

On March 23, 2012, we completed the sale of a three-hotel portfolio for a contractual sales price of $262.5 million. The portfolio consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. We received net cash proceeds of approximately $92 million and the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin. We recognized a gain on the sale of the portfolio of approximately $9.5 million, which is reported in discontinued operations.

On October 3, 2012, we completed the sale of the Atlanta Westin North at Perimeter for a contractual price of $39.6 million. Prior to the sale, we recognized an impairment loss of approximately $14.7 million, which is included in discontinued operations. We used a portion of the net sales proceeds to reduce the amount outstanding on our senior unsecured credit facility.

Capital Markets

On March 9, 2012, we closed on a limited recourse $170.4 million loan secured by a mortgage on the Lexington Hotel New York. The loan has a term of three years and may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions and the payment of an extension fee. The loan bears interest at a floating rate of one-month LIBOR plus 300 basis points.

On July 11, 2012, we completed a secondary public offering of our common stock. We sold 20,000,000 shares of our common stock for net proceeds of approximately $199.8 million. The net proceeds from the offering were used to purchase the Blackstone Portfolio.

On November 20, 2012, we amended our $200 million senior unsecured credit facility to, among other things, reduce the interest rate spread and extend the term to January 2017, which may be extended by us for a one-year extension period upon the payment of applicable fees and the satisfaction of certain customary conditions.

On December 20, 2012, we closed on a non-recourse $74 million loan secured by a mortgage on the Westin Washington D.C. City Center. The loan has a term of ten years. The loan bears interest at a fixed rate of 3.99%. We used the loan proceeds to reduce the amount outstanding on our senior unsecured credit facility.

Recent Developments

Allerton Note Restructuring. On January 18, 2013, we closed on a settlement of the bankruptcy and related litigation involving our Allerton loan. As a result of the settlement, we received a $5.0 million cash principal payment and entered into a $66.0 million mortgage loan with a four-year term (plus an additional one-year extension option), bearing annual interest at 5.5%.

Retirement of our President and Chief Operating Officer. On February 6, 2013, we announced that John L. Williams will be retiring from his position as President and Chief Operating Officer of the Company effective no later than May 1, 2013. We may, in our discretion, accelerate the effective date of Mr. Williams' retirement to an earlier date. In connection with Mr. Williams' retirement, we currently expect to record a non-recurring charge of approximately $2.8 million during the first quarter of 2013 in connection with the Company's payment of the payments and benefits described in our Current Report on Form 8-K filed on February 6, 2013.

Outlook for 2013

We believe we are in the middle of a multi-year lodging recovery cycle. Hotel supply growth has flattened in most markets. We expect increased travel demand in 2013, leading to RevPAR gains due more from increases in room rates than from growth in occupancy. We anticipate the extent of revenue and profit growth in the industry to be particularly sensitive to fiscal policy developments over the federal debt ceiling and sequestration. Revenue from the group customer segment may be especially volatile in 2013 in response to any macro economic volatility. The cost of capital remains low due primarily to the debt markets, creating a favorable environment for renovation projects and acquisition and disposition activity in the lodging industry.

Results of Operations

The following table sets forth certain operating information for each of our owned hotels for the year ended December 31, 2012.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2011 RevPAR (3)
Chicago Marriott	Chicago, Illinois	1,198	74.1%	$200.80	$148.78	6.7%
Los Angeles Airport Marriott	Los Angeles, California	1,004	86.7%	109.11	94.64	7.4%
Hilton Minneapolis	Minneapolis, Minnesota	821	72.6%	143.19	103.99	(0.8)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	73.3%	203.85	149.46	8.6%
Lexington Hotel New York (1)	New York, New York	712	94.8%	205.70	195.01	1.7%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	66.4%	134.07	89.07	17.8%
Renaissance Worthington	Fort Worth, Texas	504	68.3%	161.04	109.93	(2.6)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	78.7%	228.17	179.48	(4.3)%
Torrance Marriott South Bay	Los Angeles County, California	487	82.6%	110.15	90.95	6.4%
Orlando Airport Marriott	Orlando, Florida	485	72.2%	103.82	74.97	1.0%
Westin San Diego (2)	San Diego, California	436	82.4%	143.96	118.66	8.1%
Westin Washington, D.C. City Center (2)	Washington, D.C.	406	72.4%	183.39	132.83	(8.0)%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	56.6%	120.39	68.12	8.8%
Hilton Boston Downtown (2)	Boston, Massachusetts	362	74.5%	231.99	172.87	0.7%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	63.7%	225.47	143.72	7.8%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	66.0%	139.59	92.11	2.7%
Courtyard Manhattan/Midtown East	New York, New York	312	86.7%	269.79	233.91	6.5%
Conrad Chicago	Chicago, Illinois	311	80.2%	213.51	171.18	2.9%
Bethesda Marriott Suites	Bethesda, Maryland	272	64.8%	166.08	107.69	(1.4)%
Hilton Burlington (2)	Burlington, Vermont	258	79.2%	168.94	133.74	10.8%
JW Marriott Denver at Cherry Creek (1)	Denver, Colorado	196	76.4%	227.24	173.69	3.6%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	91.7%	274.04	251.29	11.2%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	72.1%	235.86	170.05	10.9%
Courtyard Denver Downtown (1)	Denver, Colorado	177	84.6%	159.29	134.83	9.8%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	96.1%	217.77	209.30	6.0%
Renaissance Charleston	Charleston, South Carolina	166	85.1%	180.50	153.58	8.4%
Hotel Rex (2)	San Francisco, California	94	76.3%	155.01	118.26	12.0%
Total/Weighted Average		11,590	76.7%	$175.01	$134.16	5.2%
________________

(1)	The hotel was acquired during 2011.

(2)	The hotel was acquired during 2012.

(3)	The percentage change from 2011 RevPAR for our 2011 and 2012 acquisitions reflect the comparable period in 2011 to our 2012 ownership period.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Our net loss for the year ended December 31, 2012 was $16.6 million compared to a net loss of $7.7 million for the year ended December 31, 2011.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations increased $127.4 million from $622.2 million for the year ended December 31, 2011 to $749.6 million for the year ended December 31, 2012. This increase includes amounts that are not comparable year-over-year as follows:

•	$6.7 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$19.9 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$5.1 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

•	$11.8 million increase from the Hilton Boston Downtown, which was purchased on July 12, 2012.

•	$11.7 million increase from the Westin Washington, D.C. City Center, which was purchased on July 12, 2012.

•	$12.4 million increase from the Westin San Diego, which was purchased on July 12, 2012.

•	$7.6 million increase from the Hilton Burlington, which was purchased on July 12, 2012.

•	$0.7 million increase from the Hotel Rex, which was purchased on November 13, 2012.

Individual hotel revenues comprising our revenues from continuing operations for the years ended December 31, 2012 and 2011, respectively, consist of the following (in millions):

	Year Ended December 31,
	2012	2011	% Change

Chicago Marriott	$96.7	$90.9	6.4%
Westin Boston Waterfront Hotel	72.8	66.6	9.3
Los Angeles Airport Marriott	56.7	52.7	7.6
Frenchman’s Reef & Morning Star Marriott Beach Resort (1)	55.7	34.4	61.9
Lexington Hotel New York	53.9	34.4	56.7
Hilton Minneapolis	49.1	50.8	(3.3)
Renaissance Worthington	32.1	31.9	0.6
Courtyard Manhattan/Midtown East	27.8	26.1	6.5
Conrad Chicago	25.6	24.9	2.8
Vail Marriott Mountain Resort & Spa	25.5	23.2	9.9
Salt Lake City Marriott Downtown	24.1	21.0	14.8
Torrance Marriott South Bay	22.8	22.1	3.2
Oak Brook Hills Marriott Resort	21.9	20.5	6.8
JW Marriott Denver at Cherry Creek	20.1	13.2	52.3
Orlando Airport Marriott	20.0	19.7	1.5
The Lodge at Sonoma, a Renaissance Resort & Spa	19.0	16.9	12.4
Courtyard Manhattan/Fifth Avenue	17.2	15.5	11.0
Marriott Atlanta Alpharetta	15.3	15.2	0.7
Bethesda Marriott Suites	14.9	15.1	(1.3)
Hilton Garden Inn Chelsea/New York City	13.4	12.5	7.2
Westin San Diego (2)	12.4	—	100.0
Hilton Boston Downtown (2)	11.8	—	100.0
Westin Washington, D.C. City Center (2)	11.7	—	100.0
Renaissance Charleston	11.4	10.5	8.6
Courtyard Denver Downtown	9.4	4.1	129.3
Hilton Burlington (2)	7.6	—	100.0
Hotel Rex (3)	0.7	—	100.0
Total	$749.6	$622.2	20.5%
_________________

(1)	The hotel was partially closed in 2011 due to an extensive renovation project.

(2)	The hotel was acquired on July 12, 2012. The table includes the operations of the hotel from July 12, 2012 to December 31, 2012.

(3)	The hotel was acquired on November 9, 2012. The table includes the operations of the hotel from November 9, 2012 to December 31, 2012.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the years ended December 31, 2012 and 2011 include the prior year operating statistics for the comparable prior year period to our 2012 ownership period.

	Year Ended December 31,
	2012	2011	% Change

Occupancy %	76.7%	75.7%	1.0 percentage points
ADR	$175.01	$168.41	3.9%
RevPAR	$134.16	$127.53	5.2%

The increase in RevPAR is attributable primarily to growth in ADR and, to a lesser extent, occupancy. Rooms revenue from contract and other business, which represents approximately 39% of our 2012 rooms revenue, increased 16.1% from 2011, both in rooms nights and ADR. Group revenue, which represents approximately 31% of our 2012 rooms revenue, increased 1.8% from

2011. Business transient revenue, which represents approximately 30% of our 2012 rooms revenue, increased 1.2% from 2011. Rooms revenue from both the group and business transient segments increased due to higher ADR, while room nights in these segments declined from 2011.

Food and beverage revenues increased $20.6 million from the comparable period in 2011 driven by a $8.2 million increase in revenues from our 2011 and 2012 acquisitions and an increase of $12.4 million at our comparable hotels. The increase at our comparable hotels was driven by a $6.5 million increase at Frenchman's Reef due to the partial closure during 2011 for the renovation project and an increase in both outlet and banquet revenues at our other hotels. Other revenues, which primarily represent spa, golf, and parking revenues, as well as tenant retail lease income and attrition and cancellation fees, increased $11.9 million driven by a $4.3 million increase in revenues from our 2011 and 2012 acquisitions and a $7.6 million increase from 2011 at our comparable hotels. The increase in other revenues from our comparable hotels was driven by a $5.8 million increase at Frenchman's Reef due to the partial closure during 2011, as well as the implementation of a resort fee at the hotel following the renovation. The remaining increase is primarily due to an increase in attrition and cancellation fees.

Hotel operating expenses. Our operating expenses from continuing operations for the years ended December 31, 2012 and 2011, respectively, consist of the following (in millions):

	Year Ended December 31,
	2012	2011	% Change

Rooms departmental expenses	$140.0	$115.8	20.9%
Food and beverage departmental expenses	128.9	114.0	13.1
Other departmental expenses	20.3	16.7	21.6
General and administrative	61.9	54.3	14.0
Utilities	26.8	23.8	12.6
Repairs and maintenance	33.4	29.7	12.5
Sales and marketing	59.5	47.1	26.3
Base management fees	19.4	16.4	18.3
Incentive management fees	5.5	5.2	5.8
Property taxes	34.0	26.2	29.8
Other fixed charges	11.5	9.5	21.1
Ground rent—Contractual	8.2	7.3	12.3
Ground rent—Non-cash	6.4	6.9	(7.2)
Total hotel operating expenses	$555.8	$472.9	17.5%

Our hotel operating expenses increased $82.9 million, or 17.5 percent, from $472.9 million for the year ended December 31, 2011 to $555.8 million for the year ended December 31, 2012. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$4.9 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$14.4 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$2.8 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

•	$7.8 million increase from the Hilton Boston Downtown, which was purchased on July 12, 2012.

•	$8.0 million increase from the Westin Washington, D.C. City Center, which was purchased on July 12, 2012.

•	$8.8 million increase from the Westin San Diego, which was purchased on July 12, 2012.

•	$4.5 million increase from the Hilton Burlington, which was purchased on July 12, 2012.

•	$0.5 million increase from the Hotel Rex, which was purchased on November 13, 2012.

The remaining increase in hotel operating expenses of $31.2 million is primarily due to higher rooms and other departmental costs, driven by higher wages and benefits, and increased support costs, specifically sales and marketing and repairs and maintenance expenses. Property taxes at our comparable hotels increased by $2.2 million, or 8.4 percent, primarily as a result of the expiration of the Boston Westin PILOT program in the middle of 2011 and an estimated increase in the assessed value of the Chicago Marriott Downtown.

Base management fees are calculated as a percentage of total revenues and incentive management fees are based on the level of operating profit at certain hotels. The $3.3 million increase in total management fees reflected in the table above is primarily due to our 2011 and 2012 acquisitions and increased hotel revenues and profits from improvement in lodging fundamentals.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $14.8 million from the year ended December 31, 2011 to the year ended December 31, 2012 due primarily to our 2011 and 2012 acquisitions, as well as the extensive renovation which was completed at Frenchman's Reef during 2011.

Impairment losses. During the year ended December 31, 2012, we recorded an impairment loss of $0.5 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. We also recorded impairment losses of $30.4 million related to the Oak Brook Hills Marriott Resort. No impairment loss was recorded during year ended December 31, 2011.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.1 million, from $21.2 million for the year December 31, 2011 to $21.1 million for the year ended December 31, 2012. The decrease in corporate expenses is due primarily to the $1.7 million litigation settlement which was accrued in 2011, partially offset by higher legal fees related to the bankruptcy proceedings of the Allerton Hotel in 2012 and a $0.7 million write-off of costs related to a ballroom construction project at the Chicago Marriott Downtown, which we determined was not probable to be completed.

Hotel acquisition costs. We incurred $10.6 million of hotel acquisition costs during the year ended December 31, 2012 associated with the acquisitions of the Blackstone Portfolio and the Hotel Rex. We incurred acquisition costs of $2.5 million for the year ended December 31, 2011 related to the acquisitions of the Times Square development hotel, JW Marriott Denver at Cherry Creek, Lexington Hotel New York, and Courtyard Denver Downtown.

Interest expense. Our interest expense was $53.8 million and $45.4 million for the years ended December 31, 2012 and December 31, 2011, respectively. The increase in interest expense is primarily attributable to the mortgage financings on the Hilton Minneapolis and the Lexington Hotel New York and the mortgage loan assumed in our acquisition of the JW Marriott Denver at Cherry Creek, as well as the fair value adjustment on our interest rate cap.

The interest expense for the years ended December 31, 2012 and December 31, 2011 is comprised of the following (in millions):

	Year Ended December 31,
	2012	2011
Mortgage debt interest	$48.7	$42.6
Credit facility interest and unused fees	2.7	2.9
Amortization of deferred financing costs and debt premium	2.7	1.4
Capitalized interest	(1.2)	(1.5)
Interest rate cap fair value adjustment	0.9	—
	$53.8	$45.4

Interest income. Interest income decreased $0.3 million from $0.6 million for the year ended December 31, 2011 to $0.3 million for the year ended December 31, 2012. The decrease is primarily due to lower corporate cash balances in 2012.

Discontinued operations. Income (loss) from discontinued operations represents the operating results of the Renaissance Waverly, Renaissance Austin, Marriott Griffin Gate Resort, and Atlanta Westin North at Perimeter, which were sold in 2012. The following table summarizes the income from discontinued operations for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Hotel revenues	$32,895	$97,472
Hotel operating expenses	(24,496)	(73,911)
Operating income	8,399	23,561
Depreciation and amortization	(1,346)	(13,849)
Interest income	1	12
Interest expense	(2,297)	(10,101)
Impairment charge	(14,690)	—
Gain on sale of hotel properties, net	9,479	—
Income tax (expense) benefit	(112)	698
(Loss) income from discontinued operations	$(566)	$321

Income taxes. We recorded an income tax benefit on continuing operations of $6.2 million for the year ended December 31, 2012 and income tax expense on continuing operations of $3.3 million in 2011. The 2012 income tax benefit includes $5.9 million of income tax benefit incurred on the $15.1 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS and foreign income tax benefit of $0.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef. The 2011 income tax expense from continuing operations includes a $4.6 million income tax expense incurred on the $10.9 million pre-tax income from continuing operations of our TRS and foreign income tax benefit of $1.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010.

Our net loss for the year ended December 31, 2011 was $7.7 million as compared to a net loss of $9.2 million for the year ended December 31, 2010.

Revenue. Revenue consists primarily of room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations increased $98.3 million from $523.9 million for the year ended December 31, 2010 to $622.2 million for the year ended December 31, 2011. This increase includes amounts that are not comparable year-over-year as follows:

•	$21.4 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$6.4 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$7.6 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$13.1 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$34.4 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$4.1 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

Food and beverage revenues increased $11.3 million from the comparable period in 2010 due primarily to a $13.6 million increase in revenues from our 2010 and 2011 acquisitions, which was offset by a decrease of $2.3 million at our comparable hotels. The decrease at our comparable hotels was primarily driven by a $5.8 million lower food and beverage revenues at Frenchman's Reef due to the partial closure during 2011 for the renovation project. Other revenues, which primarily represent spa, golf, and parking revenues, as well as tenant retail lease income and attrition and cancellation fees, increased $4.5 million primarily due to a $3.6 million increase in revenues from our 2010 and 2011 acquisitions.

The following pro-forma key hotel operating statistics for the years ended December 31, 2011 and 2010, respectively, for the hotels reported in continuing operations include the prior year operating statistics for the comparable year period to our 2010 ownership period.

	Year Ended December 31,
	2011	2010	% Change

Occupancy %	75.1%	73.3%	1.8 percentage points
ADR	$167.54	$162.74	2.9%
RevPAR	$125.80	$119.26	5.5%

Hotel operating expenses. Our operating expenses from continuing operations for the years ended December 31, 2011 and 2010 consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	% Change

Rooms departmental expenses	$115.8	$93.2	24.2%
Food and beverage departmental expenses	114.0	105.7	7.9
Other departmental expenses	16.7	14.5	15.2
General and administrative	54.3	47.3	14.8
Utilities	23.8	21.9	8.7
Repairs and maintenance	29.7	25.7	15.6
Sales and marketing	47.1	37.7	24.9
Base management fees	16.4	13.9	18.0
Incentive management fees	5.2	4.8	8.3
Property taxes	26.2	18.6	40.9
Other fixed charges	9.5	10.9	(12.8)
Ground rent—Contractual	7.3	4.6	58.7
Ground rent—Non-cash	6.9	7.1	(2.8)
Total hotel operating expenses	$472.9	$405.9	16.5%

Our hotel operating expenses increased $67.0 million, or 16.5 percent, from $405.9 million for the year ended December 31, 2010 to $472.9 million for the year ended December 31, 2011. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$15.5 million increase from the Hilton Minneapolis, which was purchased on June 16, 2010.

•	$4.1 million increase from the Renaissance Charleston, which was purchased on August 6, 2010.

•	$4.4 million increase from the Hilton Garden Inn Chelsea, which was purchased on September 8, 2010.

•	$8.8 million increase from the JW Marriott Denver, which was purchased on May 19, 2011.

•	$20.3 million increase from the Lexington Hotel New York, which was purchased on June 1, 2011.

•	$2.2 million increase from the Courtyard Denver Downtown, which was purchased on July 22, 2011.

The remaining increase in hotel operating expenses of $11.7 million is primarily due to higher rooms and other departmental costs, driven by higher wages and benefits, and increased support costs, specifically sales and marketing and repairs and maintenance expenses. Property taxes at our comparable hotels increased by $2.8 million, or 15 percent, primarily as a result of tax reductions achieved at our downtown Chicago hotels in 2010 and the expiration of our PILOT program at the Westin Boston Waterfront Hotel.

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

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $4.8 million, from $16.4 million for the year ended December 31, 2010 to $21.2 million for the year ended December 31, 2011. The increase in corporate expenses is due primarily to $2.3 million of legal expenses related to the bankruptcy proceedings of the Allerton Hotel and the $1.7 million accrued for a tentative settlement of litigation with respect to the Los Angeles Airport Marriott Hotel. In addition, we incurred higher employee-related expenses due to additional employees being hired in late 2010 and in 2011.

Hotel acquisition costs. We incurred $2.5 million of hotel acquisition costs during the year ended December 31, 2011 associated with the acquisitions of the Times Square development hotel, JW Marriott Denver at Cherry Creek, Lexington Hotel

New York, and Courtyard Denver Downtown. We incurred $1.4 million of hotel acquisition costs during the year ended December 31, 2010 associated with the acquisitions of the Hilton Minneapolis, Renaissance Charleston, and Hilton Garden Inn Chelsea.

Interest expense. Our interest expense was $45.4 million and $35.4 million for the years ended December 31, 2011 and December 31, 2010, respectively. The increase is primarily attributable to interest expense on our 2011 mortgage financing on the Hilton Minneapolis, the mortage loans assumed in conjunction with our acquisitions of the JW Marriott Denver and Courtyard Denver Downtown, and the outstanding borrowings under our credit facility in 2011.

The interest expense for the years ended December 31, 2011 and December 31, 2010 is comprised of the following (in millions):

	Year Ended December 31,
	2011	2010
Mortgage debt interest	$42.6	$33.3
Credit facility interest and unused fees	2.9	0.7
Amortization of deferred financing costs and debt premium	1.4	1.4
Capitalized interest	(1.5)	—
	$45.4	$35.4

Interest income. Interest income decreased $0.2 million from $0.8 million for the year ended December 31, 2010 to $0.6 million for the year ended December 31, 2011. The decrease is primarily due to lower corporate cash balances in 2011.

Discontinued operations. Income from discontinued operations represents the operating results the Renaissance Waverly, Renaissance Austin, Marriott Griffin Gate Resort, and Atlanta Westin North at Perimeter, which were sold in 2012. The following table summarizes the income from discontinued operations for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Hotel revenues	$97,472	$100,477
Hotel operating expenses	(73,911)	(73,991)
Operating income	23,561	26,486
Depreciation and amortization	(13,849)	(13,874)
Interest income	12	14
Interest expense	(10,101)	(10,099)
Income tax benefit (expense)	698	(900)
Income from discontinued operations	$321	$1,627

Income taxes. We recorded an income tax expense from continuing operations of $3.3 million for the year ended December 31, 2011 and $1.7 million for the year ended December 31, 2010. The 2011 income tax expense from continuing operations includes a $4.6 million income tax expense incurred on the $10.9 million pre-tax income from continuing operations of our TRS and foreign income tax benefit of $1.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef. The 2010 income tax expense includes a $0.6 million income tax expense incurred on the $1.3 million pre-tax income of our TRS for the year ended December 31, 2010 and foreign income tax expense of $1.2 million related to the taxable REIT subsidiary that owns Frenchman’s Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including capital expenditures, funding of the renovation escrow account, and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements. Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. If a “cash trap” provision is triggered on one of our loans, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of the lender until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. The majority of our outstanding debt is fixed interest rate mortgage debt with no significant maturities until late 2014. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2012, we had $988.7 million of debt outstanding with a weighted average interest rate of 5.31% and a weighted average maturity date of approximately 4.1 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, capacity on our senior unsecured credit facility and 15 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of December 31, 2012, we had $20.0 million borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Credit Facility

On November 20, 2012, we amended and restated our $200 million unsecured credit facility, which now expires in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

Ratio of Net Indebtedness to EBITDA	Applicable Margin
Less than 4.00 to 1.00	1.75%
Greater than or equal to 4.00 to 1.00 but less than 5.00 to 1.00	1.90%
Greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00	2.10%
Greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00	2.20%
Greater than or equal to 6.00 to 1.00 but less than 6.50 to 1.00	2.50%
Greater than or equal to 6.50 to 1.00	2.75%

In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.35% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.25% if the unused portion of the facility is less than or equal to 50%.

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2012
Maximum leverage ratio(1)	60%	42.0%
Minimum fixed charge coverage ratio(2)	1.50x	2.47x
Minimum tangible net worth(3)	$1.857 billion	$2.216 billion
Secured recourse indebtedness(4)	Less than 50% of Total Asset Value	37%
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement and which includes our commitment on the Times Square development hotel, divided by total asset value, which is defined in the credit agreement as (a) total cash and cash equivalents plus (b) the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate, and (c) the book value of the Allerton loan.

(2)
Fixed charge coverage ratio is Adjusted EBITDA, which is defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 fiscal months, to fixed charges, which is defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12 fiscal month period.

(3)
Tangible net worth, as defined in the credit agreement, is (i) total gross book value of all assets, exclusive of depreciation and amortization, less intangible assets, total indebtedness, and all other liabilities, plus (ii) 75% of net proceeds from future equity issuances.

(4)	Our secured recourse indebtedness must be less than 45% of Total Asset Value, as defined in the credit agreement, after December 31, 2013.

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million.

As of December 31, 2012, we had $20.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.8x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $2.7 million, $2.9 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010 respectively. Subsequent to December 31, 2012, we borrowed an additional $15 million under the facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and the proceeds from our equity offerings. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2012, we had $9.6 million of unrestricted corporate cash, $76.1 million of restricted cash, and $180.0 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $93.1 million for the year ended December 31, 2012. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $369.1 million for the year ended December 31, 2012 primarily as a result of the acquisitions of the Hilton Boston Downtown, Westin Washington, D.C. City Center, Westin San Diego, Hilton Burlington, and Hotel Rex ($444.7 million, collectively) and capital expenditures at our hotels ($49.3 million), partially offset by the proceeds from the sale of four hotels (collectively, $131.1 million).

Our net cash provided by financing activities was $259.3 million for the year ended December 31, 2012 and consisted of $199.8 million of proceeds from our follow-on equity offering, $244.4 million of loan proceeds from the financings of the Lexington Hotel New York and Westin Washington D.C. City Center, offset by net repayments on our senior unsecured credit facility of $80 million, $56.0 million of dividend payments, $6.9 million paid for financing costs, $3.0 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $27.0 million prepayment of the mortgage debt secured by the Courtyard Denver Downtown, as well as $11.1 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the year ending December 31, 2013 will be the net cash flow from hotel operations and mortgage debt financings. We expect our estimated uses of cash for the year ending December 31, 2013 will be comprised of capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends and corporate expenses.

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

The following table sets forth the dividends on common shares for the years ended December 31, 2012, 2011 and 2010:

Payment Date	Record Date	Dividend per Share
April 7, 2011	March 25, 2011	$0.08
June 27, 2011	June 17, 2011	$0.08
September 20, 2011	September 9, 2011	$0.08
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08
September 19, 2012	September 7, 2012	$0.08
January 10, 2013	December 31, 2012	$0.08

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture and fixtures at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2012, we have set aside $49.8 million for capital projects in property improvement funds, which are included in restricted cash. Funds held in property improvement funds for one hotel are typically not permitted to be applied to any other property. We spent approximately $49.3 million on capital improvements during the year ended December 31, 2012, of which $23.4 million was funded from corporate cash.

We expect to spend approximately $140 million for capital improvements in 2013 and early 2014, $100 million of which is expected to be funded from corporate cash. A description of the most significant projects is as follows:

•
Lexington Hotel New York. In connection with executing the rebranding strategy at the Lexington Hotel, we have begun a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms. The renovation is expected to be completed during the third quarter of 2013.

• Manhattan Courtyards. We are currently renovating the guest rooms and guest bathrooms at the Courtyard Manhattan/
Midtown East and Courtyard Manhattan/Fifth Avenue. The renovation scope at the Courtyard Midtown East also includes the public space and the addition of five new guest rooms. The renovations will be substantially complete in the first half of 2013.

• Westin Washington D.C. City Center. We expect to undertake a comprehensive renovation during 2013 to reposition the hotel to capture higher-rated business, leisure and group customers. The renovation scope will include the guest rooms, corridors, meeting space and the lobby.

•	Westin San Diego. We expect to undertake a comprehensive renovation beginning in late 2013 of the guestrooms, corridors, lobby, public areas, and meeting space.

•	Hilton Boston Downtown. We expect to undertake a comprehensive renovation of the guestrooms, corridors, public areas, and meeting space in early 2014.

•	Hilton Burlington. We expect to undertake a renovation of the corridors and guestrooms in early 2014.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2012.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest	$1,171,961	$64,517	$576,125	$354,571	$176,748
Operating Lease Obligations - Ground Leases and Office Space	678,436	9,912	20,268	21,222	627,034
Total	$1,850,397	$74,429	$596,393	$375,793	$803,782

In 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 282 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect that the hotel will open in mid-2014.

Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. During the year ended December 31, 2012, we made $1.9 million of additional deposits. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key supplemental measures of our operating performance: EBITDA and Adjusted EBITDA, FFO, and Adjusted FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with GAAP. EBITDA, Adjusted EBITDA, FFO and Adjusted FFO, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company.

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

•
Non-Cash Amortization of Favorable and Unfavorable Contracts: We exclude the non-cash amortization of the favorable management contract assets recorded in conjunction with our acquisitions of the Westin Washington D.C. City Center, Westin San Diego, and Hilton Burlington and the non-cash amortization of the unfavorable contract liabilities recorded in conjunction with our acquisitions of the Bethesda Marriott Suites, the Chicago Marriott Downtown, the Renaissance Charleston and the Lexington Hotel New York. The amortization of the favorable and unfavorable contracts does not reflect the underlying operating performance of our hotels.

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

•
Allerton Loan: In 2010 and 2011, we included cash payments received on the senior loan secured by the Allerton Hotel in Adjusted EBITDA and Adjusted FFO. GAAP requires us to record the cash received from the borrower as a reduction of our basis in the mortgage loan due to the uncertainty over the timing and amount of cash payments on the loan. Beginning in 2012, due to the uncertainty of the timing of the bankruptcy resolution, we exclude both cash interest payments received from the borrower and the legal costs incurred as a result of the bankruptcy proceedings from our calculation of Adjusted EBITDA and Adjusted FFO. We have not modified our 2010 and 2011 Adjusted EBITDA and Adjusted FFO calculations to reflect this change in presentation.

•
Other Non-Cash and /or Unusual Items:  We exclude the effect of certain non-cash and/or unusual items because we believe they do not reflect the underlying performance of the Company. In 2012, we excluded the franchise termination fee paid to Radisson because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel. In 2011, we excluded the accrual for the litigation settlement at the Los Angeles Airport Marriott because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel. In 2010, we excluded the remediation costs incurred in connection with the Hurricane Earl damage to Frenchman's Reef & Morning Star Marriott Beach Resort due to the unusual nature of the hurricane damage.

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

The following table is a reconciliation of our U.S. GAAP net loss to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(16,592)	$(7,678)	$(9,172)
Interest expense (1)	56,068	55,507	45,524
Income tax expense (benefit) (2)	(6,046)	2,623	2,642
Real estate related depreciation (3)	101,498	99,224	88,464
EBITDA	134,928	149,676	127,458
Non-cash ground rent	6,694	6,996	7,092
Non-cash amortization of favorable and unfavorable contracts, net	(1,653)	(1,860)	(1,771)
Gain on sale of hotel properties, net	(9,479)	—	—
Gain on early extinguishment of debt	(144)	—	—
Acquisition costs	10,591	2,521	1,436
Allerton loan interest payments	—	3,163	2,650
Allerton loan legal fees	2,493	—	—
Franchise termination fee	750	—	—
Litigation settlement	—	1,650
Hurricane remediation expense at Frenchman's Reef	—	—	1,598
Impairment losses (4)	45,534	—	—
Adjusted EBITDA	$189,714	$162,146	$138,463
_______________

(1)	Amounts include interest expense included in discontinued operations as follows: $2.3 million in 2012 and $10.1 million in 2011 and 2010.

(2)	Amounts include income tax expense (benefit) included in discontinued operations as follows: $0.1 million in 2012, ($0.7) million in 2011, and $0.9 million in 2010.

(3)	Amounts include depreciation expense included in discontinued operations as follows: $1.3 million in 2012, $13.8 million in 2011, and $13.9 million in 2010.

(4)	Amounts include impairment losses included in discontinued operations as follows: $14.7 million in 2012.

The following table is a reconciliation of our U.S. GAAP net loss to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net loss	$(16,592)	$(7,678)	$(9,172)
Real estate related depreciation (1)	101,498	99,224	88,464
Impairment losses (2)	45,534	—	—
Gain on sale of hotel properties, net	(9,479)	—	—
FFO	120,961	91,546	79,292
Non-cash ground rent	6,694	6,996	7,092
Non-cash amortization of favorable and unfavorable contracts, net	(1,653)	(1,860)	(1,771)
Gain on early extinguishment of debt	(144)	—	—
Acquisition costs	10,591	2,521	1,436
Allerton loan interest payments	—	3,163	2,650
Allerton loan legal fees	2,493	—	—
Franchise termination fee	750	—	—
Litigation settlement	—	1,650	—
Hurricane remediation expense at Frenchman's Reef	—	—	1,598
Fair value adjustments to debt instruments	471	(373)	—
Adjusted FFO	$140,163	$103,643	$90,297
_______________

(1)	Amounts include depreciation expense included in discontinued operations as follows: $1.3 million in 2012, $13.8 million in 2011, and $13.9 million in 2010.
(2)	Amounts include impairment losses included in discontinued operations as follows: $14.7 million in 2012.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2012 was $987.8 million, of which $190.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.5 million annually.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2013 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to our 2013 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2013 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2013 proxy statement. Information regarding our 2004 Stock Option and Incentive Plan, as amended, set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2013 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2013 proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 1, 2013.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	March 1, 2013
Mark W. Brugger	(Principal Executive Officer)

/s/ JOHN L. WILLIAMS	President and Chief Operating Officer	March 1, 2013
John L. Williams	and Director

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	March 1, 2013
Sean M. Mahoney	Financial Officer (Principal Financial
and Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	March 1, 2013
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	March 1, 2013
Daniel J. Altobello

/s/ W. ROBERT GRAFTON	Director	March 1, 2013
W. Robert Grafton

/s/ MAUREEN L. McAVEY	Director	March 1, 2013
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	March 1, 2013
Gilbert T. Ray

/s/ BRUCE D. WARDINSKI	Director	March 1, 2013
Bruce D. Wardinski

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.2.1
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.2
Agreement of Purchase and Sale among the Sellers named therein and DiamondRock Hospitality Company, dated as of July 9, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 25, 2012)

10.3
Registration Rights and Lock-Up Agreement between the Holder named therein and DiamondRock Hospitality Company, dated as of July 12, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 25, 2012)

10.4*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

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
10.11
Third Amended and Restated Credit Agreement, dated as of November 20, 2012, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citibank, N.A., as Documentation Agent, and each of Wells Fargo Securities, LLC and Merrill Lynch, Pierce Fenner and Smith Incorporated, as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2012)

10.12*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.13*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.14*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)

10.15*
Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.16*
Purchase and Sale Agreement between Lexington Hotel LLC and DiamondRock NY Lex Owner, LLC, dated as of May 12, 2011 (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on May 17, 2011)

10.17*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.18*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.19*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

12.1**	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1**	List of DiamondRock Hospitality Company Subsidiaries
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1***	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
99.2*	Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011.
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

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

Management has used the framework set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2012. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2012.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

March 1, 2013

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
March 1, 2013

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(in thousands, except share and per share amounts)

	2012	2011
ASSETS
Property and equipment, at cost	$3,131,175	$2,667,682
Less: accumulated depreciation	(519,721)	(433,178)
	2,611,454	2,234,504
Assets held for sale	—	263,399
Restricted cash	76,131	53,871
Due from hotel managers	68,532	50,728
Note receivable	53,792	54,788
Favorable lease assets, net	40,972	43,285
Prepaid and other assets	73,814	65,900
Cash and cash equivalents	9,623	26,291
Deferred financing costs, net	9,724	5,869
Total assets	$2,944,042	$2,798,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$968,731	$762,933
Mortgage debt of assets held for sale	—	180,000
Senior unsecured credit facility	20,000	100,000
Total debt	988,731	1,042,933
Deferred income related to key money, net	24,362	24,593
Unfavorable contract liabilities, net	80,043	81,914
Due to hotel managers	51,003	41,676
Liabilities of assets held for sale	—	3,805
Dividends declared and unpaid	15,911	13,594
Accounts payable and accrued expenses	88,879	87,963
Total other liabilities	260,198	253,545
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,145,707 and 167,502,359 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,951	1,675
Additional paid-in capital	1,976,200	1,708,427
Accumulated deficit	(283,038)	(207,945)
Total stockholders’ equity	1,695,113	1,502,157
Total liabilities and stockholders’ equity	$2,944,042	$2,798,635

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011, and 2010
(in thousands, except share and per share amounts)

	2012	2011	2010
Revenues:
Rooms	$526,113	$431,219	$348,732
Food and beverage	180,387	159,744	148,453
Other	43,147	31,213	26,710
Total revenues	749,647	622,176	523,895
Operating Expenses:
Rooms	140,029	115,786	93,245
Food and beverage	128,938	114,029	105,685
Management fees	24,915	21,631	18,670
Other hotel expenses	261,947	221,471	188,300
Depreciation and amortization	100,152	85,376	74,590
Impairment losses	30,844	—	—
Hotel acquisition costs	10,591	2,521	1,436
Corporate expenses	21,095	21,247	16,384
Total operating expenses	718,511	582,061	498,310
Operating income	31,136	40,115	25,585
Interest income	(307)	(614)	(783)
Interest expense	53,771	45,406	35,425
Gain on early extinguishment of debt	(144)	—	—
Total other expenses	53,320	44,792	34,642
Loss from continuing operations before income taxes	(22,184)	(4,677)	(9,057)
Income tax benefit (expense)	6,158	(3,322)	(1,742)
Loss from continuing operations	(16,026)	(7,999)	(10,799)
(Loss) income from discontinued operations, net of income taxes	(566)	321	1,627
Net loss	$(16,592)	$(7,678)	$(9,172)

Loss per share:
Continuing operations	$(0.09)	$(0.05)	$(0.07)
Discontinued operations	(0.00)	0.00	0.01
Basic and diluted loss per share	$(0.09)	$(0.05)	$(0.06)

Weighted-average number of common shares outstanding:
Basic	180,826,124	166,667,459	144,463,587
Diluted	180,826,124	166,667,459	144,463,587

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2009	124,299,423	$1,243	$1,311,053	$(136,790)	$1,175,506
Dividends of $0.33 per common share	3,865,961	39	37,563	(114)	37,488
Issuance and vesting of common stock grants, net	623,659	6	(1)	—	5
Sale of common stock in secondary offering, less placement fees and expenses of $413	25,781,500	258	209,432	—	209,690
Net loss	—	—	—	(9,172)	(9,172)
Balance at December 31, 2010	154,570,543	$1,546	$1,558,047	$(146,076)	$1,413,517
Dividends of $0.32 per common share	1,932	—	230	(54,191)	(53,961)
Issuance and vesting of common stock grants, net	511,222	5	642	—	647
Sale of common stock in secondary offerings, less placement fees and expenses of $262	12,418,662	124	149,508	—	149,632
Net loss	—	—	—	(7,678)	(7,678)
Balance at December 31, 2011	167,502,359	$1,675	$1,708,427	$(207,945)	$1,502,157
Dividends of $0.32 per common share	—	—	174	(58,501)	(58,327)
Issuance and vesting of common stock grants, net	431,810	4	1,558	—	1,562
Sale of common stock in secondary offerings, less placement fees and expenses of $809	20,000,000	200	199,590	—	199,790
Issuance of common stock in private placement for portfolio acquisition	7,211,538	72	66,451	—	66,523
Net loss	—	—	—	(16,592)	(16,592)
Balance at December 31, 2012	195,145,707	$1,951	$1,976,200	$(283,038)	$1,695,113

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(16,592)	$(7,678)	$(9,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	101,498	99,224	88,464
Corporate asset depreciation as corporate expenses	95	85	204
Gain on sale of hotel properties, net	(9,479)	—	—
Gain on early extinguishment of debt	(144)	—	—
Non-cash ground rent	6,694	6,996	7,092
Non-cash financing costs, debt premium, and interest rate cap as interest	3,538	1,449	1,370
Impairment losses	45,534	—	—
Non-cash reversal of penalty interest	—	—	(3,134)
Amortization of favorable and unfavorable contracts, net	(1,872)	(1,860)	(1,771)
Amortization of deferred income	(999)	(653)	(564)
Stock-based compensation	4,529	4,496	3,967
Payment of Los Angeles Airport Marriott litigation settlement	(1,709)	—	—
Deferred income tax expense (benefit)	(6,510)	1,564	2,043
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,999)	(206)	788
Restricted cash	(16,830)	(3,393)	(3,835)
Due to/from hotel managers	(10,607)	2,999	(2,844)
Accounts payable and accrued expenses	991	1,208	2,464
Net cash provided by operating activities	93,138	104,231	85,072
Cash flows from investing activities:
Hotel capital expenditures	(49,262)	(54,752)	(31,532)
Hotel acquisitions	(444,709)	(385,472)	(265,999)
Net proceeds from sale of properties	131,073	—	—
Cash received from mortgage loan	996	3,163	2,650
Change in restricted cash	(6,072)	(5,128)	(15,040)
Purchase deposits	(1,898)	(20,000)	—
Purchase of mortgage loan	—	—	(60,601)
Receipt of deferred key money	767	6,047	—
Net cash used in investing activities	(369,105)	(456,142)	(370,522)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(11,072)	(8,960)	(5,897)
Repurchase of common stock	(2,967)	(3,849)	(3,961)
Proceeds from sale of common stock, net	199,790	149,632	209,690
Proceeds from mortgage debt	244,368	100,000	—
Prepayment of mortgage debt	(26,963)	—	—
Draws on senior unsecured credit facility	200,000	130,000	—
Repayments of senior unsecured credit facility	(280,000)	(30,000)	—
Payment of financing costs	(6,912)	(2,457)	(3,238)
Purchase of interest rate cap	(934)	—	—
Payment of cash dividends	(56,011)	(40,365)	(4,323)
Net cash provided by financing activities	259,299	294,001	192,271
Net decrease in cash and cash equivalents	(16,668)	(57,910)	(93,179)
Cash and cash equivalents, beginning of year	26,291	84,201	177,380
Cash and cash equivalents, end of year	$9,623	$26,291	$84,201

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$55,294	$54,618	$47,119
Cash paid for income taxes	$1,723	$1,382	$846
Capitalized interest	$1,164	$1,527	$112
Non-cash Financing Activities:
Assumption of mortgage debt	$—	$71,421	$—
Unpaid dividends	$15,911	$13,594	$—
Buyer assumption of mortgage debt on sale of hotels	$180,000	$—	$—
Issuance of common stock in connection with acquisition of hotel portfolio	$66,523	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

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

As of December 31, 2012, we owned 27 hotels with 11,590 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, a 282-room hotel under development in New York City.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings, land improvements, and building improvements and 1 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

We will classify a hotel as held for sale in the period that we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and related assets and will cease recording depreciation expense. We will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

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

We had no accruals for tax uncertainties as of December 31, 2012 and 2011.

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

3.	Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consists of the following (in thousands):

	2012	2011
Land	$402,198	$321,892
Land improvements	7,994	7,994
Buildings	2,360,648	2,001,762
Furniture, fixtures and equipment	340,462	333,305
CIP and corporate office equipment	19,873	2,729
	3,131,175	2,667,682
Less: accumulated depreciation	(519,721)	(433,178)
	$2,611,454	$2,234,504

As of December 31, 2012 and 2011 we had accrued capital expenditures of $3.0 million and $1.9 million, respectively.

During the year ended December 31, 2012, we recorded an impairment loss of $30.4 million related to the Oak Brook Hills Marriott Resort. We evaluated the recoverability of the hotel's carrying value given deteriorating operating forecasts. Based on our estimated undiscounted net cash flow, we concluded that the previous carrying value of the hotel was not recoverable. We estimated the fair value of the hotel using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the hotel based on historical operations and our projected future operating results.  The expected useful life and holding period was based on the age of the property and our current plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from recent comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return. The fair value measurement of the property is a Level 3 measurement under the fair value hierarchy (see Note 2). The impairment loss includes the impairment related to the hotel's favorable ground lease asset. See Note 4 for further discussion.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011
Boston Westin Waterfront Ground Lease	$18,726	$18,941
Boston Westin Waterfront — Lease Right	9,045	9,513
Minneapolis Hilton Ground Lease	5,910	5,985
Oak Brook Hills Marriott Resort Ground Lease	5,489	7,352
Lexington Hotel New York Tenant Leases	1,323	1,494
Hilton Boston Downtown Tenant Leases	479	—
	$40,972	$43,285

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense was $1.0 million for the year ended December 31, 2012, $0.9 million for the year ended December 31, 2011 and $0.8 million for the year ended December 31, 2010.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. An impairment loss of $0.5 million was recorded during the year ended December 31, 2012 due to lower comparable market rents in the City of Boston. No impairment loss was recorded in 2011.

We evaluated the Oak Brook Hills Marriott Resort's favorable ground lease asset for recoverability of the carrying value during the year ended December 31, 2012. We concluded that the fair value of the ground lease was $5.6 million resulting in an impairment loss of $1.4 million for the year ended December 31, 2012. The impairment of the favorable ground lease asset is included in the impairment losses on the consolidated statements of operations. The new carrying value of the favorable ground lease asset will be amortized over the remaining non-cancelable term of the ground lease.

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

5. Note Receivable

On May 24, 2010, we acquired the $69.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois for approximately $60.6 million. The Allerton loan matured in January 2010 and was in default for the period from our acquisition to December 31, 2012. The Allerton loan accrued at an interest rate of LIBOR plus 692 basis points, which includes 5 percentage points of default interest. As of December 31, 2012, the Allerton loan had a principal balance of $69.0 million and unrecorded accrued interest (including default interest) of approximately $7.1 million. Foreclosure proceedings were initially filed in April 2010 and the borrower filed for bankruptcy in May 2011.

Recognition of interest income on the Allerton loan is dependent upon having a reasonable expectation about the timing and amount of cash payments expected to be collected from the borrower. Due to the uncertainty surrounding the timing and amount of cash payments expected, we placed the Allerton loan on non-accrual status. As of December 31, 2012, we have received default interest payments from the borrower of approximately $6.8 million, of which $1.0 million was received during the year ended December 31, 2012. These payments have been recorded as a reduction of our basis in the Allerton loan. We evaluate the potential impairment of the carrying value of the Allerton loan based on the underlying value of the hotel and as of December 31, 2012, there was no impairment.

On January 18, 2013, we closed on a settlement of the bankruptcy and related litigation involving the Allerton loan. Refer to Note 15 for further discussion. As a result of the settlement, we received a $5.0 million cash principal payment and entered into a $66.0 million mortgage loan with a four-year term (plus an additional one-year extension option), bearing annual interest at a fixed rate of 5.5%. The $66.0 million loan is classified as a restructuring of the original loan. Therefore, our carrying basis of the previous note receivable remains the carrying basis of our new note receivable. The discount resulting from the difference between our carrying basis and the $66.0 million face value of the new loan will be recorded as interest income on a level yield basis over the anticipated term of the loan, which includes the one-year extension option.

6. Capital Stock

Common Shares

During 2012, we amended our corporate charter to increase the number of shares of common stock, par value $0.01 per share, from 200 million shares to 400 million shares. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.

Follow-On Public Offerings. On July 11, 2012, we completed a follow-on public offering of our common stock. We sold 20,000,000 shares of our common stock for net proceeds to us, after deduction of offering costs, of approximately $199.8 million. The net proceeds from the offering were used to purchase a portfolio of four hotels (the “Portfolio Acquisition”) from affiliates of Blackstone Real Estate Partners VI (the “Sellers”). See Note 11 for further discussion.

On January 31, 2011, we completed a follow-on public offering of our common stock. We sold 12,418,662 shares of our common stock, including the underwriter’s option to purchase 1,418,662 additional shares, at a public offering price of $12.15 per share. The net proceeds to us, after deduction of offering costs, were approximately $149.6 million.

Private Placement. On July 12, 2012, in connection with the closing of the Portfolio Acquisition, we issued to an affiliate of the Sellers (the “Holder”) 7,211,538 shares of our common stock which is equal to $75 million divided by the closing sale price of our common stock on the New York Stock Exchange, or NYSE, on July 9, 2012. The Holder and the Company entered into a Registration Rights and Lock-Up Agreement which, among other things, subjected these shares to a 150-day lock-up period and required the Company to use its best efforts to file a re-sale “shelf” registration statement registering the Holder's resale of the shares after the lock-up period ends.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2012 and 2011, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,228,333 shares as of December 31, 2012. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards as further described below and the stock appreciation rights issued in 2008. On May 3, 2012, we issued (i) 12,104 shares of common stock and (ii) 18,156 deferred stock units to our board of directors having an aggregate value of $325,000, based on the closing price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2010 to December 31, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2010	1,719,376	$4.76
Granted	356,964	8.41
Additional shares from dividends	46,206	9.57
Vested	(573,848)	5.19
Unvested balance at December 31, 2010	1,548,698	5.49
Granted	308,486	11.54
Additional shares from dividends	18,302	9.23
Forfeited	(17,560)	7.02
Vested	(847,799)	6.01
Unvested balance at December 31, 2011	1,010,127	6.97
Granted	365,599	9.84
Additional shares from dividends	8,507	10.07
Forfeited	(11,563)	10.05
Vested	(696,559)	5.39
Unvested balance at December 31, 2012	676,111	$10.10

The remaining share awards are expected to vest as follows: 338,723 during 2013, 217,552 during 2014 and 119,836 during 2015. As of December 31, 2012, the unrecognized compensation cost related to restricted stock awards was $4.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 21 months. For the years ended December 31, 2012, 2011, and 2010 we recorded $3.3 million, $3.6 million and $3.2 million, respectively, of compensation expense related to restricted stock awards.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest 3 years from the date of grant. Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of shares of common stock issued to each executive officer at the vesting date is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than 50% of the target return. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award. The fair values of the MSU awards are determined using a Monte Carlo simulation. A summary of our MSU awards from January 1, 2010 to December 31, 2012 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2010	—	$—
Granted	84,854	9.87
Unvested balance at December 31, 2010	84,854	9.87
Granted	72,599	13.43
Additional units from dividends	4,122	9.23
Unvested balance at December 31, 2011	161,575	11.45
Granted	89,990	11.14
Additional units from dividends	7,277	10.18
Unvested balance at December 31, 2012	258,842	$11.31

As of December 31, 2012, the unrecognized compensation cost related to the MSUs was $1.1 million and is expected to be recognized on a straight-line basis over a weighted average period of 21 months. For the years ended December 31, 2012, 2011 and 2010 we recorded $0.9 million, $0.6 million and $0.2 million, respectively, of compensation expense related to market stock units.

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

The following is a reconciliation of the calculation of basic and diluted loss per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2012	2011	2010
Basic and Diluted (Loss) Earnings per Share Calculation:
Numerator:
Loss from continuing operations	$(16,026)	$(7,999)	$(10,799)
(Loss) income from discontinued operations	(566)	321	1,627
Net loss	$(16,592)	$(7,678)	$(9,172)
Weighted-average number of common shares outstanding—basic and diluted	180,826,124	166,667,459	144,463,587

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.09)	$(0.05)	$(0.07)
Discontinued operations	(0.00)	0.00	0.01
Total	$(0.09)	$(0.05)	$(0.06)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Years Ended December 31,
	2012	2011	2010
Unvested restricted common stock	161,266	513,657	1,034,235
Unexercised stock appreciation rights	262,461	262,461	262,461
Shares related to unvested MSUs	237,956	152,675	109,648
Total	661,683	928,793	1,406,344

9. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2012:

Property	Principal Balance (In thousands)	Interest Rate	Maturity Date	Amortization Provisions
Courtyard Manhattan / Midtown East	$41,933	8.81%	October 2014	30 Years
Marriott Salt Lake City Downtown	28,640	5.50%	January 2015	20 Years
Courtyard Manhattan / Fifth Avenue	50,173	6.48%	June 2016	30 Years
Renaissance Worthington	54,700	5.40%	July 2015	30 Years
Frenchman’s Reef & Morning Star Marriott Beach Resort	58,690	5.44%	August 2015	30 Years
Marriott Los Angeles Airport	82,600	5.30%	July 2015	Interest Only
Orlando Airport Marriott	57,583	5.68%	January 2016	30 Years
Chicago Marriott Downtown Magnificent Mile	211,477	5.975%	April 2016	30 Years
Hilton Minneapolis	96,901	5.464%	April 2021	25 Years
JW Marriott Denver at Cherry Creek	40,761	6.47%	July 2015	25 Years
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.214% at December 31, 2012)	March 2015 (1)	Interest Only
Westin Washington D.C. City Center	74,000	3.99%	January 2023	25 Years
Debt premium (2)	905
Total mortgage debt	968,731
Senior unsecured credit facility	20,000	LIBOR + 1.90% (2.150% at December 31, 2012)	January 2017 (3)	Interest Only
Total debt	$988,731
Weighted-Average Interest Rate		5.31%
_____________

(1)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt in 2011.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain standard conditions.

The aggregate debt maturities as of December 31, 2012 are as follows (in thousands):

2013	$13,263
2014	55,271
2015	436,418
2016	309,334
2017	24,672
Thereafter	149,773
$988,731

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2012, 12 of our 27 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. At December 31, 2012, we were in compliance with the financial covenants of our mortgage debt.

On March 9, 2012, we closed on a limited recourse $170.4 million loan secured by a mortgage on the Lexington Hotel New York. The loan has a term of three years and bears interest at a floating rate of one-month LIBOR plus 300 basis points. The loan may be extended for two additional one-year terms subject to the satisfaction of certain terms and conditions and the payment of an extension fee. The financing also includes $25 million of corporate recourse, which will be eliminated when the hotel achieves a specified debt yield test, the planned capital renovation plan is completed and the branding requirements for the hotel are met. We were required to deposit $4 million into an escrow account upon termination of the Radisson franchise agreement and the escrow will be released upon completion of the renovation. In connection with the loan, we entered into a three-year interest rate cap agreement, which caps one-month LIBOR at 125 basis points. The cost of the interest rate cap was $0.9 million and is included in prepaid and other assets on the accompanying consolidated balance sheet. Each reporting period the carrying value is adjusted to fair market value, with the accompanying charge or credit to interest expense. As of December 31, 2012, the fair market value of the interest rate cap was $0.1 million (see Note 16).

On March 23, 2012, in connection with the sale of a three-hotel portfolio, the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin.

On December 20, 2012, we closed on a $74 million loan secured by a mortgage on the Westin Washington D.C. City Center. The loan has a 10-year term, bears interest at an annual fixed interest rate of 3.99% and amortizes on a 25-year schedule.

Senior Unsecured Credit Facility

On November 20, 2012, we amended and restated our $200.0 million unsecured credit facility, which now expires in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

Ratio of Net Indebtedness to EBITDA	Applicable Margin
Less than 4.00 to 1.00	1.75%
Greater than or equal to 4.00 to 1.00 but less than 5.00 to 1.00	1.90%
Greater than or equal to 5.00 to 1.00 but less than 5.50 to 1.00	2.10%
Greater than or equal to 5.50 to 1.00 but less than 6.00 to 1.00	2.20%
Greater than or equal to 6.00 to 1.00 but less than 6.50 to 1.00	2.50%
Greater than or equal to 6.50 to 1.00	2.75%

In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to 0.35% of the unused portion of the facility if the unused portion of the facility is greater than 50% or 0.25% if the unused portion of the facility is less than or equal to 50%.

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2012
Maximum leverage ratio(1)	60%	42.0%
Minimum fixed charge coverage ratio(2)	1.50x	2.47x
Minimum tangible net worth(3)	$1.857 billion	$2.216 billion
Secured recourse indebtedness(4)	Less than 50% of Total Asset Value	37%
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement and which includes our commitment on the Times Square development hotel, divided by total asset value, which is defined in the credit agreement as (a) total cash and cash equivalents plus (b) the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate, and (c) the book value of the Allerton loan.

(2)
Fixed charge coverage ratio is Adjusted EBITDA, which is defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 fiscal months, to fixed charges, which is defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12 fiscal month period.

(3)
Tangible net worth, as defined in the credit agreement, is (i) total gross book value of all assets, exclusive of depreciation and amortization, less intangible assets, total indebtedness, and all other liabilities, plus (ii) 75% of net proceeds from future equity issuances.

(4)	Our secured recourse indebtedness must be less than 45% of Total Asset Value, as defined in the credit agreement, after December 31, 2013.

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of 5 properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million.

As of December 31, 2012, we had $20.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.8x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $2.7 million, $2.9 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Subsequent to December 31, 2012, we drew an additional $15 million under the facility.

10. Discontinued Operations

On March 23, 2012, we sold a three-hotel portfolio for a contractual sales price of $262.5 million to an unaffiliated third party. The portfolio consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. We received net cash proceeds of approximately $92 million from the sale and the buyer assumed $97 million of mortgage debt secured by the Renaissance Waverly and $83 million of mortgage debt secured by the Renaissance Austin. We recorded a gain on the sale of the portfolio of approximately $9.5 million. The operating results, as well as the gain on sale, are reported in discontinued operations for all periods presented on the accompanying consolidated statements of operations. The hotels are classified as held for sale in the consolidated balance sheet as of December 31, 2011.

On October 3, 2012, we sold the Atlanta Westin North at Perimeter to an unaffiliated third party for a contractual price of $39.6 million. We recorded a loss on sale of the hotel of approximately $0.1 million. Prior to the sale, we recorded an impairment loss on the hotel of approximately $14.7 million. The operating results, as well as the impairment loss and gain on sale recorded during the year ended December 31, 2012, are reported in discontinued operations for all periods presented on the accompanying consolidated statements of operations.

There are no assets held for sale and liabilities of assets held for sale at December 31, 2012. The significant components of assets held for sale and liabilities of assets held for sale at December 31, 2011 consist of the following (in thousands):

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

The following is a summary of the results of income (loss) from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Hotel revenues	$32,895	$97,472	$100,477
Hotel operating expenses	(24,496)	(73,911)	(73,991)
Operating income	8,399	23,561	26,486
Depreciation and amortization	(1,346)	(13,849)	(13,874)
Interest income	1	12	14
Interest expense	(2,297)	(10,101)	(10,099)
Impairment charge	(14,690)	—	—
Gain on sale of hotel properties, net	9,479	—	—
Income tax (expense) benefit	(112)	698	(900)
(Loss) income from discontinued operations	$(566)	$321	$1,627
Basic and diluted (loss) income from discontinued operations per share	$(0.00)	$0.00	$0.01

11. Acquisitions

2012 Acquisitions

On July 12, 2012, we acquired a portfolio of four hotels for a contractual purchase price of $495 million from affiliates of Blackstone Real Estate Partners VI (the "Sellers"). The portfolio consists of the Hilton Boston Downtown, Westin Washington D.C. City Center, Westin San Diego and Hilton Burlington. We funded the acquisition with a combination of approximately $120 million in borrowings under our senior unsecured credit facility, $100 million of corporate cash, net proceeds from a secondary public offering of our common stock and the issuance of 7,211,538 shares of common stock to an affiliate of the Sellers in a private placement. We recorded the acquisition at fair value using an independent valuation analysis, with the purchase price allocation to property and equipment, hotel working capital, favorable management contract assets and the Company's common stock.

On November 9, 2012, we acquired the Hotel Rex, a 94-room full-service boutique hotel located in the Union Square district of San Francisco, California, for a purchase price of approximately $29.5 million. We funded the acquisition with borrowings under our credit facility.

2011 Acquisitions

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 282 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect the hotel to open in 2014. Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. During the year ended December 31, 2012, we made $1.9 million of additional deposits. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

On May 19, 2011, we acquired the 196-room JW Marriott Denver at Cherry Creek located in Denver, Colorado for approximately $74 million. We funded the acquisition with corporate cash of $30.3 million and the assumption of a $42.4 million mortgage loan with a fair value of approximately $43.9 million. We reviewed the terms of the mortgage loan in conjunction with the hotel purchase accounting and concluded the interest rate of the loan to be above current market. Accordingly, we recorded a $1.5 million debt premium that will be amortized into interest expense over the remaining life of the loan. The hotel is operated by Sage Hospitality.

On June 1, 2011, we acquired the 712-room Lexington Hotel New York located in New York City for approximately $337 million. The acquisition was funded with corporate cash and a $115.0 million draw on our senior unsecured credit facility. The hotel is operated by Highgate Hotels.

Upon acquisition, we assumed the existing franchise agreement with Radisson Hotels International, Inc. On March 23, 2012, we executed a franchise agreement with Marriott to affiliate the Lexington Hotel New York with Marriott’s Autograph Collection upon the completion of a comprehensive capital improvement plan. Separately, we exercised our termination option under the hotel's existing franchise agreement with Radisson, for which we paid a $750,000 termination fee. The Radisson franchise agreement was terminated on September 15, 2012 and the hotel is operating as an independent hotel until the capital improvement plan is completed in 2013.

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

On July 22, 2011, we acquired the 177-room Courtyard Denver Downtown located in Denver, Colorado for approximately $46 million.  The acquisition was funded with corporate cash, a $15 million draw on our senior unsecured credit facility, and the assumption of a $27.2 million mortgage loan, which we repaid in full on February 7, 2012.  The hotel is operated by Sage Hospitality.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Hilton Boston Downtown	Westin Washington D.C. City Center	Westin San Diego	Hilton Burlington	Hotel Rex	JW Marriott Denver	Lexington Hotel New York	Courtyard Denver
Land	$23,262	$24,579	$22,902	$9,197	$7,856	$9,200	$92,000	$9,400
Building	128,628	122,229	95,617	40,644	21,085	63,183	229,372	36,183
Furnitures, fixtures and equipment	3,675	3,499	2,734	3,469	601	1,600	13,400	750
Total fixed assets	155,565	150,307	121,253	53,310	29,542	73,983	334,772	46,333
Net other assets and liabilities	270	207	657	142	(21)	217	1,993	(148)
Total	$155,835	$150,514	$121,910	$53,452	$29,521	$74,200	$336,765	$46,185

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

	Year Ended December 31,
	2012	2011
Revenues	$802,006	$748,127
(Loss) income from continuing operations	(5,127)	527
Net (loss) income	(5,693)	848
(Loss) earnings per share - Basic and Diluted	$(0.03)	$0.00

For the years ended December 31, 2012 and 2011, our consolidated statements of operations include $127 million and $52 million of revenues, respectively, and $13 million and $11 million of net income, respectively, related to the operations of the hotels acquired in 2012 and 2011.

12. Dividends

The following table sets forth the dividends on common shares for the years ended December 31, 2012 and 2011.

Payment Date	Record Date	Dividend per Share
April 7, 2011	March 25, 2011	$0.08
June 27, 2011	June 17, 2011	$0.08
September 20, 2011	September 9, 2011	$0.08
January 10, 2012	December 30, 2011	$0.08
April 4, 2012	March 23, 2012	$0.08
May 29, 2012	May 15, 2012	$0.08
September 19, 2012	September 7, 2012	$0.08
January 10, 2013	December 31, 2012	$0.08

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current - Federal	$—	$—	$—
State	348	846	279
Foreign	—	—	106
	348	846	385
Deferred - Federal	(4,739)	3,663	140
State	(1,456)	78	152
Foreign	(311)	(1,265)	1,065
	(6,506)	2,476	1,357
Income tax (benefit) provision from continuing operations	$(6,158)	$3,322	$1,742
Income tax provision (benefit) from discontinued operations	$112	$(698)	$900

A reconciliation of the statutory federal tax provision to our income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Statutory federal tax provision (35)%	$(7,764)	$(1,637)	$(3,170)
Tax impact of REIT election	2,986	2,727	4,661
State income tax (benefit) provision, net of federal tax benefit	(720)	601	280
Foreign income tax (benefit) provision	(694)	1,550	(736)
Foreign tax rate adjustment	—	—	770
Other	34	81	(63)
Income tax (benefit) provision from continuing operations	$(6,158)	$3,322	$1,742

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million, $0.3 million and $0.2 million of franchise taxes during the years ended December 31, 2012, 2011 and 2010, respectively, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2012	2011
Deferred income related to key money	$9,669	$9,644
Net operating loss carryforwards	28,654	29,803
Alternative minimum tax credit carryforwards	50	43
Other	1,034	533
Deferred tax assets	39,407	40,023
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(7,098)	(14,080)
Deferred tax liabilities	(11,358)	(18,340)
Deferred tax asset, net	$28,049	$21,683

We believe that we will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $10.7 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $28.7 million are dependent upon future taxable earnings of the TRS.

The Frenchman's Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expires in February 2015. If the agreement is not extended, the TRS will be subject to an income tax rate of 37.4%.

14. Relationships with Managers

We are party to hotel management agreements for our 27 hotels owned as of December 31, 2012. The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our owned hotels at December 31, 2012. Generally, the term of the hotel management agreements renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
Hotel Rex	Joie de Vivre Hotels	9/2005	5 years	Month-to-month
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods
Oak Brook Hills Marriott Resort	Marriott	7/2005	30 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Torrance Marriott South Bay	Marriott	1/2005	40 years	None
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month

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

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%		25%		5%
Bethesda Marriott Suites	3%		50%	(3)	5%	(4)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	3%		20%	(5)	5%
Conrad Chicago	3%	(6)	15%		4%
Courtyard Denver Downtown	2%	(7)	10%		4%
Courtyard Manhattan/Fifth Avenue	5.5%	(8)	25%		4%
Courtyard Manhattan/Midtown East	5%		25%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%		5.5%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1%	(9)	10%		None
Hilton Garden Inn Chelsea/New York City	2.5%	(10)	10%		None
Hilton Minneapolis	3%		15%		4%
Hotel Rex	3%		10%		4%
JW Marriott Denver at Cherry Creek	2.25%	(11)	10%		4%
Lexington Hotel New York	3%		20%		4%
Los Angeles Airport Marriott	3%		25%		5%
Oak Brook Hills Marriott Resort	3%		30%		5.5%
Orlando Airport Marriott	2%	(12)	25%		5%
Renaissance Charleston	3.5%		20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	3%		20%		5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Torrance Marriott South Bay	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin San Diego	1%	(9)	10%		None
Westin Washington D.C. City Center	1%	(9)	10%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The owner's priority expires in 2027.

(4)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.8 million.

(5)	Calculated as 20% of net operating income before base management fees. There is no owner's priority.

(6)
The base management fee is reduced by the amount in which operating profits do not meet the performance guarantee. The performance guarantee was $8.3 million in 2012 and base management fees were reduced to zero.

(7)
The base management fee is 2.5% of gross revenues if the hotel achieves operating results in excess of 7% of our invested capital and 3% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(8)
The base management fee increases to 6% beginning in fiscal year 2015 for the remainder of the agreement. Prior to 2015, the base management fee may increase to 6.0% at the beginning of the fiscal year following the achievement of operating profits equal to or above $5.0 million.

(9) The base management fee will increase to 1.5% of gross revenues beginning on July 12, 2014. Total management fees are capped at 2.5% of gross revenues.

(10)	The base management fee will increase to 2.75% in September 2013 for the remaining term of the agreement.

(11)
The base management fee is 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(12)
In July 2012, we amended the management agreement, which reduces the annual base management fee for 2012 and 2013 from 3% to 2% of gross revenues should the hotel's annual debt service amount exceed hotel operating profit with respect to each fiscal year.

The following is a summary of management fees from continuing operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Base management fees	$19,365	$16,405	$13,920
Incentive management fees	5,550	5,226	4,750
Total management fees	$24,915	$21,631	$18,670

Five of our hotels earned incentive management fees for the year ended December 31, 2012. Three of our hotels earned incentive management fees for the year ended December 31, 2011. Two hotel earned incentive management fees for the year ended December 31, 2010.

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

During 2011, Marriott provided us with $5.3 million of key money in connection with our renovation and repositioning project at the Frenchman's Reef and Morning Star Marriott Beach Resort. Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees on the accompanying consolidated statements of operations. We amortized $1.0 million of key money during the year ended December 31, 2012, $0.7 million during the year ended December 31, 2011, and $0.6 million during the year ended December 31, 2010.

During 2011, we amended the management agreement for the Conrad Chicago to include a performance guarantee for the remaining term of the agreement, which ends in 2015. During the year ended December 31, 2011, we received $0.7 million in performance guarantee payments. We recorded the 2011 performance guarantee payments as key money due to the certainty of receipt at the time we entered into the amended management agreement. During the year ended December 31, 2012, we received $0.8 million in performance guarantee payments. We recorded the 2012 performance guarantee payments as key money due to the certainty of receipt at the time we entered into the amended management agreement.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our nine franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York (1)	3/2012	20 years	3% of gross room sales (2)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
___________

(1)	The agreement begins on the date the hotel opens as a Autograph Collection hotel, which is currently projected to be mid-2013.

(2)	Increases to 4% on the first anniversary of the agreement and 5% on the second anniversary of the agreement.

We recorded $8.4 million, $5.7 million and $2.6 million of franchise fees during the fiscal years ended December 31, 2012, 2011, and 2010, respectively, which are included in other hotel expenses on the accompanying consolidated statement of operations.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. The Oak Brook Hills Marriott Resort, Orlando Airport Marriott, and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. We are currently evaluating whether we will exercise our termination rights with respect to any of these hotels.

In July 2012, we amended the management agreement for the Orlando Airport Marriott, which reduces the annual base management fee paid to Marriott, as manager, for each of fiscal years 2012 and 2013 from 3% to 2% of gross revenues should the hotel's annual debt service amount exceed hotel operating profit with respect to each such fiscal year. Should we exercise our termination rights based on the hotel failing the performance test in 2012 and 2013, we would be required to repay the manager the 1% unpaid base management fees, if any, resulting from such fiscal years.

15. Commitments and Contingencies

Litigation

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

Allerton Loan

We hold the senior mortgage loan secured by the Allerton Hotel, located in downtown Chicago, Illinois. In May 2011, the borrower under the loan filed for bankruptcy protection in the Northern District of Illinois under chapter 11 of Title 11 of the U.S. Code, 11 U.S.C. §§ 101 et seq., as amended. On October 29, 2012, the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division) confirmed an amended plan of reorganization (the "Plan"). Pursuant to the Plan, a claim filed by the Company in New York State court against affiliates of the borrower was dismissed and all other claims between the parties related to this matter were also dismissed with prejudice. Further, pursuant to the Plan, on January 18, 2013, the borrower paid the Company $5.0 million as a paydown of the outstanding principal under the mortgage loan and entered into an amended and restated loan agreement with the Company providing for a $66.0 million loan. The loan has a term of four years, with a one-year extension option, and bears interest at a fixed rate of 5.5%.

Los Angeles Airport Marriott Litigation

During 2011, we accrued $1.7 million for our contribution to the settlement of litigation involving the Los Angeles Airport Marriott. The settlement was recorded as a corporate expense during the year ended December 31, 2011. The Company and certain other defendants reached a settlement of the matter, which involved claims by certain employees at the Los Angeles Airport Marriott.  During 2012, we paid our contribution of the settlement into escrow. The Superior Court of California, Los Angeles County, granted final approval to the settlement on January 7, 2013, and, if no appeals are filed, the effective date will be March 13, 2013.

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

In addition, the golf course that is part of the Oak Brook Hills Marriott Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

Finally, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately 1/4 of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue ground lease) and payments for all, or in the case of the ground lease covering the Salt Lake City Marriott Downtown extension, our tenant's share of, charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Ground rent expense from continuing operations was $14.6 million, $14.2 million and $11.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash paid for ground rent from continuing operations was $8.2 million, $7.3 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2012 are as follows (in thousands):

2013	$9,912
2014	10,139
2015	10,129
2016	10,430
2017	10,792
Thereafter	627,034
$678,436

Hotel under Development

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel is expected to contain approximately 282 guest rooms and the contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We currently expect the hotel to open in mid 2014. Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. During the year ended December 31, 2012, we made $1.9 million of additional deposits. Upon the completion of certain construction milestones, we will be required to make an additional deposit of $5.0 million. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

16. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2012 and 2011, in thousands, are as follows:

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$53,792	$57,000	$54,788	$55,000
Debt	$988,731	$1,035,450	$1,042,933	$1,060,830
Interest rate cap	$71	$71	$—	$—

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

The following table sets forth revenues from continuing operations and investment in hotel assets owned as of December 31, 2012 represented by the following geographical areas as of and for the years ended December 31, 2012, 2011 and 2010:

	Revenues			Investment (1)
	2012	2011	2010	2012	2011	2010
	(In thousands)			(In thousands)
Chicago	$144,260	$136,287	$129,584	$536,651	$532,098	$532,098
Los Angeles	79,487	74,819	70,129	201,253	200,195	198,766
Boston	84,512	66,564	63,395	507,820	349,447	349,447
US Virgin Islands	55,753	34,367	48,893	133,230	126,907	93,635
New York	112,279	88,586	44,345	532,873	524,308	188,451
Minneapolis	49,075	50,769	27,130	155,703	155,703	155,703
Denver	29,469	17,152	—	120,369	120,316	—
Other	194,812	153,632	140,419	803,268	442,814	441,633
Total	$749,647	$622,176	$523,895	$2,991,167	$2,451,788	$1,959,733
______________

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.

18.  Quarterly Operating Results (Unaudited)

	2012 Quarter Ended
	March 23	June 15	September 7	December 31
	(In thousands, except per share data)
Total revenue	$118,423	$180,950	$183,873	$266,401
Total operating expenses	123,087	158,371	202,807	234,246
Operating (loss) income	$(4,664)	$22,579	$(18,934)	$32,155
(Loss) income from continuing operations	$(10,108)	$8,483	$(30,690)	$16,289
(Loss) income from discontinued operations	12,723	461	(14,089)	339
Net (loss) income	$2,615	$8,944	$(44,779)	$16,628
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.06)	$0.05	$(0.16)	$0.09
Discontinued operations	0.08	0.00	(0.08)	0.00
Total	$0.02	$0.05	$(0.24)	$0.09

	2011 Quarter Ended
	March 25	June 17	September 9	December 31
	(In thousands, except per share data)
Total revenue	$101,252	$145,946	$156,837	$218,141
Total operating expenses	107,226	133,936	144,109	196,790
Operating (loss) income	$(5,974)	$12,010	$12,728	$21,351
(Loss) income from continuing operations	$(10,750)	$(898)	$(768)	$4,417
(Loss) income from discontinued operations	(294)	342	(247)	520
Net (loss) income	$(11,044)	$(556)	$(1,015)	$4,937
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.07)	$(0.00)	$(0.01)	$0.03
Discontinued operations	(0.00)	0.00	(0.00)	0.00
Total	$(0.07)	$(0.00)	$(0.01)	$0.03

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2012 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	—	3,623	33,503	748	3,623	34,251	37,874	(6,435)	31,439	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	1,672	—	47,328	47,328	(9,443)	37,885	2004	40 Years
Boston Westin Waterfront	—	—	273,696	16,526	—	290,222	290,222	(42,865)	247,357	2007	40 Years
Chicago Marriott Downtown	(211,477)	36,900	347,921	18,573	36,900	366,494	403,394	(61,160)	342,234	2006	40 Years
Conrad Chicago	—	31,650	76,961	3,413	31,650	80,374	112,024	(12,000)	100,024	2006	40 Years
Courtyard Denver	—	9,400	36,180	228	9,400	36,408	45,808	(1,329)	44,479	2011	40 Years
Courtyard Manhattan/Fifth Avenue	(50,173)	—	34,685	2,441	—	37,126	37,126	(7,417)	29,709	2004	40 Years
Courtyard Manhattan/Midtown East	(41,933)	16,500	54,812	2,012	16,500	56,824	73,324	(11,351)	61,973	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	(58,690)	17,713	50,697	40,206	17,713	90,903	108,616	(11,193)	97,423	2005	40 Years
Hilton Boston Downtown	—	23,262	128,628	959	23,262	129,587	152,849	(1,491)	151,358	2012	40 Years
Hilton Burlington	—	9,197	40,644	99	9,197	40,743	49,940	(479)	49,461	2012	40 Years
Hilton Garden Inn Chelsea/New York City	—	14,800	51,458	373	14,800	51,831	66,631	(2,987)	63,644	2010	40 Years
Hilton Minneapolis	(96,901)	—	129,640	449	—	130,089	130,089	(8,253)	121,836	2010	40 Years
Hotel Rex	—	7,856	21,085	—	7,856	21,085	28,941	(71)	28,870	2012	40 Years
JW Marriott Denver	(40,761)	9,200	63,183	17	9,200	63,200	72,400	(2,552)	69,848	2011	40 Years
Lexington Hotel New York	(170,368)	92,000	229,368	495	92,000	229,863	321,863	(9,051)	312,812	2011	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	6,912	24,100	89,989	114,089	(16,792)	97,297	2005	40 Years
Oak Brook Hills Marriott Resort	—	9,500	39,128	(23,397)	9,500	15,731	25,231	(7,884)	17,347	2005	40 Years
Orlando Airport Marriott	(57,583)	9,769	57,803	3,658	9,769	61,461	71,230	(10,737)	60,493	2005	40 Years
Renaissance Charleston	—	5,900	32,511	23	5,900	32,534	38,434	(1,939)	36,495	2010	40 Years
Renaissance Worthington	(54,700)	15,500	63,428	1,246	15,500	64,674	80,174	(12,084)	68,090	2005	40 Years
Salt Lake City Marriott Downtown	(28,640)	—	45,815	3,806	855	48,766	49,621	(9,513)	40,108	2004	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	—	3,951	22,720	565	3,951	23,285	27,236	(6,636)	20,600	2004	40 Years
Torrance Marriott South Bay	—	7,241	48,232	5,517	7,241	53,749	60,990	(10,526)	50,464	2005	40 Years
Westin San Diego	—	22,902	95,617	—	22,902	95,617	118,519	(1,104)	117,415	2012	40 Years
Westin Washington, D.C City Center	(74,000)	24,579	122,229	—	24,579	122,229	146,808	(1,412)	145,396	2012	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	1,816	5,800	54,279	60,079	(10,128)	49,951	2005	40 Years
Total	$(967,826)	$401,343	$2,281,140	$88,357	$402,198	$2,368,642	$2,770,840	$(276,832)	$2,494,008

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2012, 2011 and 2010 is as follows:

Balance at December 31, 2009	$1,900,260
Additions:
Acquisitions	234,309
Capital expenditures	12,631
Adjustments to purchase accounting	5,721

Balance at December 31, 2010	$2,152,921
Additions:
Acquisitions	439,338
Capital expenditures	31,082

Balance at December 31, 2011	$2,623,341
Additions:
Acquisitions	495,999
Capital expenditures	12,756
Deductions:
Dispositions and other	(333,545)
Impairment	(27,711)

Balance at December 31, 2012	$2,770,840

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2012, 2011 and 2010 is as follows:

Balance at December 31, 2009	$162,640
Depreciation and amortization	46,101

Balance at December 31, 2010	208,741
Depreciation and amortization	53,518

Balance at December 31, 2011	262,259
Depreciation and amortization	90,893
Dispositions and other	(76,320)

Balance at December 31, 2012	$276,832

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,674,881 as of December 31, 2012.