Form 10-Q
period 2013-03-31
DiamondRock Hospitality Co
filed 2013-05-10
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

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
The registrant had 195,449,956 shares of its $0.01 par value common stock outstanding as of May 10, 2013.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Property and equipment, at cost	$3,153,041	$3,131,175
Less: accumulated depreciation	(546,390)	(519,721)
	2,606,651	2,611,454
Deferred financing costs, net	9,481	9,724
Restricted cash	90,107	76,131
Due from hotel managers	71,208	68,532
Note receivable	49,495	53,792
Favorable lease assets, net	40,711	40,972
Prepaid and other assets	71,131	73,814
Cash and cash equivalents	77,375	9,623
Total assets	$3,016,159	$2,944,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,067,661	$968,731
Senior unsecured credit facility	10,000	20,000
Total debt	1,077,661	988,731

Deferred income related to key money, net	24,097	24,362
Unfavorable contract liabilities, net	79,573	80,043
Due to hotel managers	50,549	51,003
Dividends declared and unpaid	16,862	15,911
Accounts payable and accrued expenses	92,876	88,879
Total other liabilities	263,957	260,198
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,419,755 and 195,145,707 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,954	1,951
Additional paid-in capital	1,976,473	1,976,200
Accumulated deficit	(303,886)	(283,038)
Total stockholders’ equity	1,674,541	1,695,113
Total liabilities and stockholders’ equity	$3,016,159	$2,944,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended March 31, 2013 and March 23, 2012
(in thousands, except per share amounts)

	Fiscal Quarter Ended

	March 31, 2013	March 23, 2012
	(Unaudited)	(Unaudited)
Revenues:
Rooms	$124,286	$81,493
Food and beverage	45,277	30,211
Other	11,740	6,719
Total revenues	181,303	118,423
Operating Expenses:
Rooms	36,343	24,354
Food and beverage	33,805	23,304
Management fees	4,880	3,067
Other hotel expenses	69,567	47,785
Depreciation and amortization	26,834	20,061
Corporate expenses	7,845	4,516
Total operating expenses	179,274	123,087
Operating profit (loss)	2,029	(4,664)
Other Expenses (Income):
Interest income	(1,285)	(63)
Interest expense	13,583	11,468
Gain on early extinguishment of debt	—	(144)
Total other expenses	12,298	11,261
Loss from continuing operations before income taxes	(10,269)	(15,925)
Income tax benefit	6,143	5,817
Loss from continuing operations	(4,126)	(10,108)
Income from discontinued operations, net of income taxes	—	12,723
Net (loss) income	$(4,126)	$2,615
(Loss) earnings per share:
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	—	0.08
Basic and diluted (loss) earnings per share	$(0.02)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Quarters Ended March 31, 2013 and March 23, 2012
(in thousands)

	Fiscal Quarter Ended
	March 31, 2013	March 23, 2012

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,126)	$2,615
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate depreciation	26,834	20,518
Corporate asset depreciation as corporate expenses	25	22
Gain on sale of hotel properties	—	(10,017)
Gain on early extinguishment of debt	—	(144)
Non-cash ground rent	1,693	1,531
Non-cash financing costs, debt premium and interest rate cap as interest	703	486
Amortization of note receivable discount as interest income	(533)	—
Amortization of favorable and unfavorable contracts, net	(354)	(432)
Amortization of deferred income	(265)	(210)
Stock-based compensation	1,860	940

Changes in assets and liabilities:
Prepaid expenses and other assets	2,286	902
Restricted cash	(1,239)	(13)
Due to/from hotel managers	(3,130)	(2,493)
Accounts payable and accrued expenses	(5,541)	(11,962)
Net cash provided by operating activities	18,213	1,743
Cash flows from investing activities:
Hotel capital expenditures	(13,937)	(6,791)
Net proceeds from sale of properties	—	92,631
Cash received from mortgage loan	5,074	—
Change in restricted cash	(12,737)	(2,853)
Purchase deposits	—	(1,485)
Receipt of deferred key money	—	62
Net cash (used in) provided by investing activities	(21,600)	81,564
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,980)	(2,746)
Repurchase of common stock and other	(1,620)	(2,946)
Proceeds from mortgage debt	102,000	170,368
Prepayment of mortgage debt	—	(26,963)
Draws on senior unsecured credit facility	25,000	40,000
Repayments of senior unsecured credit facility	(35,000)	(140,000)
Payment of financing costs	(525)	(4,350)
Purchase of interest rate cap	—	(934)
Payment of cash dividends	(15,736)	(13,457)
Net cash provided by financing activities	71,139	18,972
Net increase in cash and cash equivalents	67,752	102,279
Cash and cash equivalents, beginning of period	9,623	26,291
Cash and cash equivalents, end of period	$77,375	$128,570

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,354	$15,595
Cash paid for income taxes	$52	$204
Capitalized interest	$367	$271
Non-cash Financing Activities:
Unpaid dividends	$16,862	$13,600
Buyer assumption of mortgage debt on sale of hotels	$—	$180,000

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

As of March 31, 2013, we owned 27 hotels with 11,590 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; St. Thomas, U.S. Virgin Islands; Vail, Colorado; and Washington D.C. (2). We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, a 282-room hotel under development in New York City.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2012, included in our Annual Report on Form 10-K filed on March 1, 2013.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2013 and the results of our operations and cash flows for our fiscal quarters ended March 31, 2013 and March 23, 2012. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which is now consistent with all of our hotel managers. We continue to report our annual financial statements on a calendar year basis. Historically, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott, the manager of 14 of our hotels. Beginning in 2013, Marriott converted to reporting results based on a 12-month calendar year. Previously, Marriott's fiscal year consisted of thirteen 4-week accounting periods, ended on the Friday closest to December 31, and included twelve weeks of operations for each of the first three quarters and sixteen weeks for the fourth quarter. Accordingly, our first three quarters in 2012 ended on March 23, June 15 and September 7. In contrast, the managers of our other hotels, such as Hilton, Starwood and other independent managers, reported results on a monthly basis. In addition, our 2012 quarterly results of operations include results from our non-

Marriott-managed hotels as follows: first quarter (January to February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

The following table illustrates the change in our reporting periods:

Quarter	2012 Reporting Calendar		2013 Reporting Calendar
1st	Marriott-managed hotels	January 1 - March 23	All Hotels	January 1 - March 31
	Non-Marriott-managed hotels	January 1 - February 29
2nd	Marriott-managed hotels	March 24 - June 15	All Hotels	April 1 - June 30
	Non-Marriott-managed hotels	March 31 - May 31
3rd	Marriott-managed hotels	June 16 - September 7	All Hotels	July 1 - September 30
	Non-Marriott-managed hotels	June 1 - August 31
4th	Marriott-managed hotels	September 8 - December 31	All Hotels	October 1 - December 31
	Non-Marriott-managed hotels	September 1 - December 31

We will not restate the previously filed 2012 quarterly financial statements because Marriott did not provide us operating results for 2012 on a daily basis. Because we rely upon our hotel managers for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements unfeasible. Accordingly, our 2012 reported quarterly operating results are not comparable to our 2013 quarterly operating results.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized.

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

Revenue Recognition

Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, golf sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees.

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

Comprehensive Income (Loss)

We do not have any items of comprehensive income (loss) other than net income (loss). If we do incur any additional items of comprehensive income (loss), such that a statement of comprehensive income would be necessary, such statement will be reported as one statement with the condensed consolidated statement of operations.

Stock-based Compensation

We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of stock-based awards based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

We had no accruals for tax uncertainties as of March 31, 2013 and December 31, 2012.

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

Straight-Line Rental Income and Expense

We record rental income and expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease.

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

3.	Property and Equipment

Property and equipment as of March 31, 2013 and December 31, 2012 consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$402,198	$402,198
Land improvements	7,994	7,994
Buildings	2,362,079	2,360,648
Furniture, fixtures and equipment	344,265	340,462
CIP and corporate office equipment	36,505	19,873
	3,153,041	3,131,175
Less: accumulated depreciation	(546,390)	(519,721)
	$2,606,651	$2,611,454

As of March 31, 2013, we had accrued capital expenditures of $10.9 million. As of December 31, 2012, we had accrued capital expenditures of $3.0 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Boston Westin Waterfront Ground Lease	$18,672	$18,726
Boston Westin Waterfront - Lease Right	9,045	9,045
Minneapolis Hilton Ground Lease	5,891	5,910
Oak Brook Hills Marriott Resort Ground Lease	5,381	5,489
Lexington Hotel New York Tenant Leases	1,284	1,323
Hilton Boston Downtown Tenant Leases	438	479
	$40,711	$40,972

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the fiscal quarter ended March 31, 2013 was approximately $0.3 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded during the fiscal quarters ended March 31, 2013 and March 23, 2012.

The fair value of the lease right is a Level 3 measurement under the fair value hierarchy (see Note 2) and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. The discount rate is estimated using a risk adjusted rate of return, the estimated participating rents are estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents are based on comparable long-term ground leases in the City of Boston.

5. Note Receivable

We own a senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois, which we acquired in 2010 for approximately $60.6 million (the "Allerton Loan"). The Allerton Loan, which had an original principal balance of $69.0 million, had matured prior to our acquisition and was in default. On January 18, 2013, we closed on a settlement of the bankruptcy and related litigation involving the Allerton Loan. As a result of the settlement, we received a $5.0 million cash principal payment and entered into a new $66.0 million mortgage loan with a four-year term (plus an additional one-year extension option), bearing annual interest at a fixed rate of 5.5%. The settlement is considered a restructuring of the original loan. Therefore, the carrying basis of the previous note receivable remains the carrying basis of the new note receivable. The discount resulting from the difference between our carrying basis and the $66.0 million new Allerton Loan is recorded as interest income on a level yield basis over the anticipated term of the loan, which includes the one-year extension option. Based on the settlement, we changed the classification of the Allerton Loan from non-accrual status to accrual status during the first quarter. We recorded $1.3 million of interest income on the Allerton Loan for the fiscal quarter ended March 31, 2013, of which $0.5 million is the amortization of the discount and the remainder is contractual interest income earned.

We evaluate the potential impairment of the carrying value of the Allerton loan based on the anticipated cash receipts, as well as the underlying estimated fair value of the hotel and as of March 31, 2013, there was no impairment.

6. Capital Stock

Common Shares

We are authorized to issue up to 400 million shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.

We have paid the following dividends to holders of our common stock during 2013 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units would have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 31, 2013 and December 31, 2012, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,430,691 shares as of March 31, 2013. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below and the stock appreciation rights issued in 2008.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2013 to March 31, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	676,111	$10.10
Granted	269,826	9.08
Additional shares from dividends	1,040	9.30
Forfeited	(1,514)	9.98
Vested	(339,069)	9.86
Unvested balance at March 31, 2013	606,394	$9.78

The remaining share awards are expected to vest as follows: 61,510 during 2013, 267,098 during 2014, 187,846 during 2015, and 89,940 during 2016. As of March 31, 2013, the unrecognized compensation cost related to restricted stock awards was $5.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $1.4 million and $0.8 million, respectively, of compensation expense related to restricted stock awards for each of the fiscal quarters ended March 31, 2013 and March 23, 2012. The compensation expense for the fiscal quarter ended March 31, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the retirement of our Chief Operating Officer, effective May 1, 2013.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. A summary of our MSUs from January 1, 2013 to March 31, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	258,842	$11.31
Additional units from dividends	2,225	9.30
Vested	(90,620)	9.87
Unvested balance at March 31, 2013	170,447	$12.05

As of March 31, 2013, the unrecognized compensation cost related to the MSUs was $0.7 million and is expected to be recognized on a straight-line basis over a weighted average period of 19 months. For the fiscal quarters ended March 31, 2013 and March 23, 2012, we recorded approximately $0.4 million and $0.2 million, respectively, of compensation expense related to the MSUs. The compensation expense for the fiscal quarter ended March 31, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the retirement of our Chief Operating Officer on May 1, 2013.

Performance Stock Units

Beginning in 2013, we awarded our executive officers performance stock units (“PSUs”). PSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The fair values of the PSU awards are determined using a Monte Carlo simulation. A summary of our PSUs from January 1, 2013 to March 31, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	—	$—
Granted	219,895	9.55
Unvested balance at March 31, 2013	219,895	$9.55

As of March 31, 2013, the unrecognized compensation cost related to the PSUs was $2.0 million and is expected to be recognized on a straight-line basis over a period of 35 months. For the fiscal quarter ended March 31, 2013, we recorded approximately $0.1 million of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Quarter Ended
Numerator:	March 31, 2013	March 23, 2012
Loss from continuing operations	$(4,126)	$(10,108)
Income from discontinued operations	—	12,723
Net (loss) income	$(4,126)	$2,615
Denominator:
Weighted-average number of common shares outstanding—basic	195,301,268	167,666,741
Effect of dilutive securities:
Unvested restricted common stock	—	248,058
Shares related to unvested MSUs	—	257,750
Weighted-average number of common shares outstanding—diluted	195,301,268	168,172,549
Basic (loss) earnings per share:
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	—	0.08
Total	$(0.02)	$0.02
Diluted (loss) earnings per share:
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	—	0.08
Total	$(0.02)	$0.02

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Quarter Ended

	March 31, 2013	March 23, 2012
Unvested restricted common stock	181,225	—
Unexercised stock appreciation rights	262,461	262,461
Shares related to unvested MSUs and PSUs	171,987	—
Total	615,673	262,461

9. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2013, in thousands:

Property	Principal Balance	Interest Rate

Courtyard Manhattan / Midtown East	$41,836	8.81%
Marriott Salt Lake City Downtown	28,227	5.50%
Courtyard Manhattan / Fifth Avenue	50,020	6.48%
Renaissance Worthington	54,471	5.40%
Frenchman’s Reef & Morning Star Marriott Beach Resort	58,429	5.44%
Marriott Los Angeles Airport	82,600	5.30%
Orlando Airport Marriott	57,375	5.68%
Chicago Marriott Downtown Magnificent Mile	210,686	5.975%
Hilton Minneapolis	96,544	5.464%
JW Marriott Denver at Cherry Creek	40,588	6.47%
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.20% at March 31, 2013)
Westin Washington D.C. City Center	73,703	3.99%
The Lodge at Sonoma, a Renaissance Resort & Spa	31,000	3.96%
Westin San Diego	71,000	3.94%
Debt premium	814
Total mortgage debt	1,067,661

Senior unsecured credit facility	10,000	LIBOR + 1.90% (2.15% at March 31, 2013)
Total debt	$1,077,661
Weighted-Average Interest Rate		5.21%

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2013, 14 of our 27 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 31, 2013, we are in compliance with the financial covenants of our mortgage debt.

On March 21, 2013, we closed on a $31 million loan secured by The Lodge at Sonoma, a Renaissance Resort & Spa. The loan has a 10-year term, bears interest at an annual fixed interest rate of 3.96% and amortizes on a 30-year schedule. On March 29, 2013, we closed on a $71 million loan secured by the Westin San Diego. The loan has 10-year term, bears interest at an annual fixed interest rate of 3.94% and amortizes on a 30-year schedule.

Senior Unsecured Credit Facility

We are party to a $200.0 million unsecured credit facility, which expires in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2013
Maximum leverage ratio (1)	60%	42.4%
Minimum fixed charge coverage ratio (2)	1.50x	2.63x
Minimum tangible net worth (3)	$1.857 billion	$2.222 billion
Secured recourse indebtedness (4)	Less than 50% of Total Asset Value	38%
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

(4)	After December 31, 2013, the secured recourse indebtedness covenant threshold will decrease to 45% of Total Asset Value, as defined in the credit agreement.

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of 5 properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million.

As of March 31, 2013, we had $10.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.8x. Accordingly, interest on any draws under the facility will continue to be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.3 million and $0.8 million for our fiscal quarters ended March 31, 2013 and March 23, 2012, respectively. Subsequent to March 31, 2013, we repaid the $10.0 million outstanding under the facility.

10. Discontinued Operations

We sold four hotels during 2012 in two separate transactions. In March 2012, we completed the sale of a three-hotel portfolio, which consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. The operating results of these hotels, as well as the gain on sale, are reported in discontinued operations on the accompanying condensed consolidated statement of operations for the fiscal quarter ended March 23, 2012. Discontinued operations for the fiscal quarter ended March 23, 2012 also includes the operating results of the Atlanta Westin North at Perimeter, which we sold in October 2012.

The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (unaudited; in thousands, except per share data):

Quarter Ended March 23, 2012
Hotel revenues	$22,602
Hotel operating expenses	(16,774)
Operating income	5,828
Depreciation and amortization	(457)
Interest income	1
Interest expense	(2,297)
Gain on sale of hotel portfolio	9,877
Income tax expense	(229)
Income from discontinued operations	$12,723
Basic and diluted income from discontinued operations per share	$0.08

11. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2013 and December 31, 2012, in thousands, are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$49,495	$66,000	$53,792	$57,000
Debt	$1,077,661	$1,121,776	$988,731	$1,035,450

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

Performance Termination Provisions Under Management Agreements

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria. Our termination rights may, in certain cases, be waived in exchange for consideration from the manager, such as a cure payment. The Oak Brook Hills Marriott Resort, Orlando Airport Marriott, and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. With respect to the Oak Brook Hills Marriott Resort, we sent a notice of termination to the manager in April 2013. We are currently in discussions with the manager regarding the timing of the termination. With respect to the Hilton Garden Inn Chelsea/New York City, we amended the management agreement to reduce the base management fee to 2% of gross revenues for the remainder of the term. With respect to the Orlando Airport Marriott, we determined that no action would be taken.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high quality lodging properties in North America with superior growth prospects and high barriers to entry.

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

In addition to leveraging global brands, we are interested in creating relationships with select non-branded boutique hotels in urban markets. We would consider opportunities to acquire other non-branded hotels located in top-tier or unique markets as we believe that the returns on certain of these hotels may be higher than if the hotels were operated under a globally-recognized brand.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of total revenues for the quarter ended March 31, 2013 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which is now consistent with all of our hotel managers. We continue to report our annual financial statements on a calendar year basis. Historically, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott, the manager of 14 of our hotels. Beginning in 2013, Marriott converted to reporting results based on a 12-month calendar year. Previously, Marriott's fiscal year consisted of thirteen 4-week accounting periods, ended on the Friday closest to December 31, and included twelve weeks of operations for each of the first three quarters and sixteen weeks for the fourth quarter. Accordingly, our first three quarters in 2012 ended on March 23, June 15 and September 7. In contrast, the managers of our other hotels, such as Hilton, Starwood and other independent managers, reported results on a monthly basis. In addition, our 2012 quarterly results of operations include results from our non-Marriott-managed hotels as follows: first quarter (January to February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

The following table illustrates the change in our reporting periods:

Quarter	2012 Reporting Calendar		2013 Reporting Calendar
1st	Marriott-managed hotels	January 1 - March 23	All Hotels	January 1 - March 31
	Non-Marriott-managed hotels	January 1 - February 29
2nd	Marriott-managed hotels	March 24 - June 15	All Hotels	April 1 - June 30
	Non-Marriott-managed hotels	March 31 - May 31
3rd	Marriott-managed hotels	June 16 - September 7	All Hotels	July 1 - September 30
	Non-Marriott-managed hotels	June 1 - August 31
4th	Marriott-managed hotels	September 8 - December 31	All Hotels	October 1 - December 31
	Non-Marriott-managed hotels	September 1 - December 31

We will not restate the previously filed 2012 quarterly financial statements because Marriott did not provide us operating results for 2012 on a daily basis. Because we rely upon our hotel managers for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements unfeasible. Accordingly, our 2012 reported quarterly operating results are not comparable to our 2013 quarterly operating results.

Our Hotels

The following table sets forth certain operating information for the quarter ended March 31, 2013 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2012 Pro Forma RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	62.7%	$161.90	$101.53	16.7%
Los Angeles Airport Marriott	Los Angeles, California	1,004	82.0%	114.01	93.50	(3.7)%
Hilton Minneapolis	Minneapolis, Minnesota	821	61.6%	116.42	71.77	(3.3)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	63.6%	173.64	110.40	2.5%
Lexington Hotel New York	New York, New York	712	58.7%	162.93	95.66	(32.6)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	67.5%	147.41	99.57	0.4%
Renaissance Worthington	Fort Worth, Texas	504	64.7%	174.11	112.71	(7.0)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	90.5%	310.60	280.98	14.0%
Torrance Marriott South Bay	Los Angeles County, California	487	75.9%	117.38	89.10	(0.6)%
Orlando Airport Marriott	Orlando, Florida	485	86.9%	110.48	95.96	(1.1)%
Westin San Diego	San Diego, California	436	84.6%	155.20	131.34	15.6%
Westin Washington, D.C. City Center	Washington, D.C.	406	70.1%	191.02	133.95	8.0%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	43.9%	111.49	48.96	(11.6)%
Hilton Boston Downtown	Boston, Massachusetts	362	73.2%	168.98	123.61	7.1%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	89.3%	346.39	309.29	14.3%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	73.0%	146.57	106.94	10.0%
Courtyard Manhattan/Midtown East	New York, New York	312	74.2%	223.41	165.72	0.2%
Conrad Chicago	Chicago, Illinois	311	71.4%	165.03	117.80	11.3%
Bethesda Marriott Suites	Bethesda, Maryland	272	48.7%	177.66	86.58	(5.2)%
Hilton Burlington	Burlington, Vermont	258	62.2%	122.20	76.01	6.5%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	76.1%	225.41	171.59	15.9%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	64.4%	233.46	150.38	(17.8)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	63.1%	196.72	124.08	30.3%
Courtyard Denver Downtown	Denver, Colorado	177	79.7%	152.88	121.80	1.9%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	96.1%	179.34	172.38	15.8%
Renaissance Charleston	Charleston, South Carolina	166	81.0%	183.37	148.55	9.4%
Hotel Rex	San Francisco, California	94	77.1%	172.09	132.61	(2.4)%
TOTAL/WEIGHTED AVERAGE		11,590	70.6%	$169.15	$119.40	2.0%
____________________

(1)
2012 Pro Forma RevPAR reflects the operating results of our Marriott-managed hotels from January 1, 2012 to March 23, 2012 and the operating results of all other hotels, including our 2012 acquisitions, from January 1, 2012 to March 31, 2012.

Highlights

Hotel Financings. We raised $102 million through two separate secured financings during the first quarter. The financings include a $31 million mortgage loan secured by The Lodge at Sonoma Renaissance Resort & Spa with a term of ten years and a fixed interest rate of 3.96% and a $71 million mortgage loan secured by the Westin San Diego with a term of ten years and a fixed interest rate of 3.94%. Principal repayments on each loan are based on a 30-year amortization schedule. The loans are property-specific and non-recourse to the Company subject to standard exceptions.

Allerton Loan. We closed on the settlement of the bankruptcy and related litigation involving our senior mortgage loan secured by the Allerton Hotel, receiving a $5.0 million principal payment and a new $66.0 million mortgage loan.

Chief Operating Officer. John L. Williams retired from his position as Chief Operating Officer of the Company effective May 1, 2013. In connection with his retirement, we recorded a severance cost of approximately $3.1 million during the first quarter, which is reflected in corporate expenses on the accompanying condensed consolidated statement of operations. On April 1, 2013, Robert Tanenbaum joined the Company as Executive Vice President, Asset Management and was appointed Chief Operating Officer effective May 1, 2013.

Results of Operations

Comparison of the Quarter Ended March 31, 2013 to the Quarter Ended March 23, 2012 (As Adjusted, except where otherwise noted)

Our results of operations for the quarter ended March 31, 2013 are not comparable to the fiscal quarter ended March 23, 2012 due to the change in our reporting periods as discussed above. However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 quarterly results and operating statistics on a comparable basis of reporting, which we refer to as “2012 As Adjusted” results. The financial information for the 2012 As Adjusted quarter presented herein was calculated based on our actual reported operating results for the quarter ended March 23, 2012 period adjusted to reflect the $28.6 million of revenues and $20.1 million of operating expenses for the 14 hotels not operated by Marriott domestically for the full calendar month of March 2012 that previously were included in our results of operations for the second quarter 2012.

	Revenues	Hotel Operating Expenses
	(in millions)
For the quarter ended March 23, 2012 (As Reported)	$118.4	$98.5
Non-Marriott-managed hotels - March 2012 operations	28.6	20.1
For the quarter ended March 23, 2012 (As Adjusted)	$147.0	$118.6

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Quarter Ended
	March 31, 2013	March 23, 2012 As Adjusted	% Change
Rooms	$124.3	$101.9	22.0%
Food and beverage	45.3	36.9	22.8%
Other	11.7	8.2	42.7%
Total revenues	$181.3	$147.0	23.3%

Our total revenues increased $34.3 million from the quarter ended March 23, 2012 As Adjusted, which includes $21.7 million of revenues contributed by the five hotels we acquired during 2012. Excluding the impact of our 2012 acquisitions, our total revenues increased $12.6 million, or 8.6 percent. The following pro-forma key hotel operating statistics for the quarters ended March 31, 2013 and March 23, 2012 As Adjusted include the prior year operating statistics for the comparable period to our 2013 ownership period.

	Quarter Ended
	March 31, 2013	March 23, 2012 As Adjusted	% Change
Occupancy %	70.6%	72.0%	(1.4) percentage points
ADR	$169.15	$162.67	4.0%
RevPAR	$119.40	$117.09	2.0%

The increase in RevPAR is driven by a 4.0% growth in ADR, slightly offset by a 1.4 percentage point decrease in occupancy. The decrease in occupancy is due to the renovations at the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue, which commenced at the beginning of 2013. Excluding the displaced rooms from these renovations, occupancy increased 1.3 percentage points.

Food and beverage revenues increased $8.4 million from the quarter ended March 23, 2012 As Adjusted, which includes $3.2 million of food and beverage revenues contributed by the five hotels we acquired during 2012. The remaining increase of $5.2 million at our comparable hotels was primarily driven by both higher banquet revenue and outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $3.5 million, which includes $1.5 million of other revenues contributed by the five hotels we acquired during 2012. The remaining increase of $2.0 million at our comparable hotels was primarily driven by the implementation of a resort fee at Frenchman's Reef as well as attrition and cancellation fees.

Hotel operating expenses. The operating expenses consist of the following (in millions):

	Quarter Ended
	March 31, 2013	March 23, 2012 As Adjusted	% Change
Rooms departmental expenses	$36.3	$29.4	23.5%
Food and beverage departmental expenses	33.8	28.0	20.7
Other departmental expenses	5.7	4.3	32.6
General and administrative	15.7	13.1	19.8
Utilities	7.1	6.2	14.5
Repairs and maintenance	9.1	7.3	24.7
Sales and marketing	15.7	12.4	26.6
Base management fees	4.4	3.7	18.9
Incentive management fees	0.5	0.1	400.0
Property taxes	9.8	7.8	25.6
Other fixed charges	2.7	2.8	(3.6)
Ground rent—Contractual	2.2	2.0	10.0
Ground rent—Non-cash	1.6	1.5	6.7
Total hotel operating expenses	$144.6	$118.6	21.9%

Our hotel operating expenses increased $26.0 million, or 21.9 percent, from the quarter ended March 23, 2102 As Adjusted, which includes $16.0 million of hotel operating expenses contributed by the five hotels we acquired during 2012. The remaining increase of $10.0 million, or 8.4 percent, at our comparable hotels is primarily due to higher rooms, food and beverage and other departmental costs, driven primarily by higher wages and benefits, and increased support costs, specifically repairs and maintenance and administrative costs.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $6.8 million from the quarter ended March 23, 2012 (as reported). The increase is primarily due to $5.1 million in depreciation expense from the five hotels acquired in 2012 and 2013 and 7 additional days in the quarter ended March 31, 2013 as compared to the quarter ended March 23, 2012 for our comparable hotels.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $3.3 million, from $4.5 million for the quarter ended March 23, 2012 (as reported) to $7.8 million for the quarter ended March 31, 2013. The increase in corporate expenses is due primarily to $3.1 million in severance costs accrued in connection with the retirement of our President and Chief Operating Officer as well as increased employee-related costs and recruiting fees, partially offset by lower legal fees as a result of the settlement of the Allerton bankruptcy proceedings and related litigation.

Interest expense. Our interest expense was $13.6 million and $11.5 million for the quarters ended March 31, 2013 and March 23, 2012 (as reported), respectively, and is comprised of the following (in millions):

	Quarter Ended
	March 31, 2013	March 23, 2012
Mortgage debt interest	$12.9	$10.5
Credit facility interest and unused fees	0.3	0.8
Amortization of deferred financing costs and debt premium	0.7	0.4
Capitalized interest	(0.4)	(0.3)
Interest rate cap fair value adjustment	0.1	0.1
	$13.6	$11.5

As of March 31, 2013, we had property-specific mortgage debt outstanding on 14 of our hotels. Most of our mortgage debt is fixed-rate secured debt bearing interest at rates ranging from 3.94 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of March 31, 2013, we had $10 million of outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of March 31, 2013 was 5.21 percent.

Interest income. Interest income increased $1.2 million from the quarter ended March 23, 2012 (as reported) to the quarter ended March 31, 2013. The increase is primarily due to the restructuring of the Allerton Loan for which we commenced to recognize interest income during the quarter ended March 31, 2013.

Discontinued operations. Income from discontinued operations of $12.7 million for the quarter ended March 23, 2012 (as reported) represents the results of operations and gain on sale of a three-hotel portfolio sold in March 2012 and the results of operations for the Atlanta Westin North at Perimeter which was sold in October 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $6.1 million for the quarter ended March 31, 2013 and an income tax benefit on continuing operations of $5.8 million for the quarter ended March 23, 2012 (as reported). The first quarter 2013 income tax benefit includes $7.0 million of income tax benefit incurred on the $17.2 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, offset by $0.8 million of foreign income tax expense incurred on the $4.2 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes. The first quarter 2012 income tax expense includes $5.9 million of income tax benefit incurred on the $14.7 million pre-tax loss from continuing operations of our TRS for the quarter ended March 23, 2012, offset by $0.1 million of foreign income tax expense incurred on the $1.2 million pre-tax income of the TRS that owns Frenchman's Reef.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. The majority of our outstanding debt is fixed interest rate mortgage debt with no significant maturities until late 2014. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse mortgage debt. This strategy enables us to maintain a balance sheet with a prudent amount of debt. We believe that it is not prudent to increase the inherent risk of a highly cyclical business by maintaining a highly leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2013, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.21% and a weighted average maturity date of approximately 4.2 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, capacity on our senior unsecured credit facility and 13 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of March 31, 2013, we had $10.0 million outstanding under our senior unsecured credit facility.

Senior Unsecured Credit Facility

We are party to a five-year, $200.0 million unsecured credit facility expiring in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2013
Maximum leverage ratio (1)	60%	42.4%
Minimum fixed charge coverage ratio (2)	1.50x	2.63x
Minimum tangible net worth (3)	$1.857 billion	$2.222 billion
Secured recourse indebtedness (4)	Less than 50% of Total Asset Value	38%
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

(4)	After December 31, 2013, the secured recourse indebtedness covenant threshold will decrease to 45% of Total Asset Value, as defined in the credit agreement.

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million.

As of March 31, 2013, we had $10.0 million in borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.8x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.3 million and $0.8 million for our fiscal quarters ended March 31, 2013 and March 23, 2012, respectively. Subsequent to March 31, 2013, we repaid the $10.0 million outstanding under the facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt and our credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of March 31, 2013, we had $77.4 million of unrestricted corporate cash, $90.1 million of restricted cash, and $190 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $18.2 million for the quarter ended March 31, 2013. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $21.6 million for the quarter ended March 31, 2013 primarily as a result of capital expenditures at our hotels of $13.9 million and funding of a lender-held property improvement plan reserve for the Westin San Diego of $11.7 million.

Our net cash provided by financing activities was $71.1 million for the quarter ended March 31, 2013 and consisted primarily of $102.0 million of loan proceeds from the financings of The Lodge at Sonoma and the Westin San Diego, offset by net repayments on our senior unsecured credit facility of $10 million, $15.7 million of dividend payments, $1.6 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, as well as $3.0 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2013 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the year ending December 31, 2013 will be comprised of capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2013 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2013, we have set aside $50.9 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash. We spent approximately $13.9 million on capital improvements during the period from January 1, 2013 to March 31, 2013.

During 2013, we commenced or plan to commence approximately $140 million of capital improvements, which will be funded from existing corporate cash and cash flows from hotel operations, as well as from existing reserves. Our significant projects for 2013 include the following:

•
Lexington Hotel New York. In connection with executing the rebranding strategy at the Lexington Hotel, we are currently undertaking a comprehensive renovation of the hotel, including the lobby, corridors, guest rooms and guest bathrooms. The current estimated renovation cost is expected to be approximately $45 million and be substantially complete during the third quarter of 2013.

•
Manhattan Courtyards. We are currently undertaking a $12 million renovation of the guest rooms and guest bathrooms at the Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue. The renovation scope at the Courtyard Manhattan/Midtown East also includes the public space and the addition of five new guest rooms. These renovations will be substantially complete during the second quarter of 2013.

•
Westin Washington D.C. We expect to commence a comprehensive $16 million renovation during the fourth quarter of 2013 to reposition the hotel to capture higher-rated business, leisure and group customers. The renovation scope will include the guest rooms, corridors, meeting space and lobby.

•
Westin San Diego. We expect to commence a comprehensive $14 million renovation beginning in the fourth quarter of 2013. The renovation scope will include the guest rooms, corridors, lobby, public areas, and meeting space.

•	Hilton Minneapolis. We expect to undertake a $13 million renovation of the guest rooms, guest bathrooms and corridors at the hotel beginning in late 2013.

•	Hilton Boston Downtown. We expect to undertake a $7 million renovation of the guest rooms, corridors, public areas, and meeting space in early 2014.

•	Hilton Burlington. We expect to undertake a $6 million renovation of the corridors and guest rooms in early 2014.

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

Adjustments to EBITDA and FFO

We adjust EBITDA and FFO when evaluating our performance because we believe that the exclusion of certain additional recurring and non-recurring items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with GAAP net income (loss), EBITDA and FFO, is beneficial to an investor's complete understanding of our operating performance. We adjust EBITDA and FFO for the following items:

•	Non-Cash Ground Rent: We exclude the non-cash expense incurred from the straight line recognition of rent from our ground lease obligations and the non-cash amortization of our favorable lease assets.

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

•
Allerton Loan: In 2012, due to the uncertainty of the timing of the bankruptcy resolution, we excluded both cash interest payments received and the legal costs incurred as a result of the bankruptcy proceedings from our calculation of Adjusted EBITDA and Adjusted FFO. Due to the settlement of the bankruptcy proceedings and amended and restated loan, we commenced recognizing interest income in 2013, which includes the amortization of the difference between the carrying basis of the old loan and face value of the new loan. Cash payments received during 2010 and 2011 that were included in Adjusted EBITDA and Adjusted FFO and reduced the carrying basis of the loan will be now be deducted from Adjusted EBITDA and Adjusted FFO on a straight-line basis over the anticipated five-year term of the new loan.

•
Other Non-Cash and /or Unusual Items:  We exclude the effect of certain non-cash and/or unusual items because we believe they do not reflect the underlying performance of the Company. In 2012, we excluded the franchise termination fee paid to Radisson because we believe that including it would not be consistent with reflecting the ongoing performance of the hotel. In 2013, we exclude the severance costs associated with the retirement of our Chief Operating Officer because these costs do not reflect the underlying performance of the Company.

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

The following table is a reconciliation of our U.S. GAAP net loss to EBITDA and Adjusted EBITDA (in thousands):

	Quarter Ended
	March 31, 2013	March 23, 2012

Net (loss) income	$(4,126)	$2,615
Interest expense(1)	13,583	13,765
Income tax benefit(2)	(6,143)	(5,588)
Real estate related depreciation and amortization(3)	26,834	20,518
EBITDA	30,148	31,310
Non-cash ground rent	1,693	1,531
Non-cash amortization of favorable and unfavorable contract liabilities	(354)	(432)
Gain on sale of hotel properties	—	(10,017)
Gain on early extinguishment of debt	—	(144)
Acquisition costs	9	33
Reversal of previously recognized Allerton income	(291)	—
Allerton loan legal fees	—	322
Franchise termination fee	—	750
Severance costs	3,065	—
Adjusted EBITDA	$34,270	$23,353
_____________

(1)	Includes $2.3 million of interest expense included in discontinued operations for the quarter ended March 23, 2012.
(2)	Includes $0.2 million of income tax expense included in discontinued operations for the quarter ended March 23, 2012.
(3)	Includes $0.5 million of depreciation expense included in discontinued operations for the quarter ended March 23, 2012.

The following table is a reconciliation of our U.S. GAAP net income (loss) to FFO and Adjusted FFO (in thousands):

	Quarter Ended
	March 31, 2013	March 23, 2012

Net (loss) income	$(4,126)	$2,615
Real estate related depreciation and amortization(1)	26,834	20,518
Gain on sale of hotel properties	—	(10,017)
FFO	22,708	13,116
Non-cash ground rent	1,693	1,531
Non-cash amortization of unfavorable contract liabilities	(354)	(432)
Gain on early extinguishment of debt	—	(144)
Acquisition costs	9	33
Reversal of previously recognized Allerton income	(291)	—
Allerton loan legal fees	—	322
Franchise termination fee	—	750
Severance costs	3,065	—
Fair value adjustments to debt instruments	(65)	(47)
Adjusted FFO	$26,765	$15,129
___________

(1)	Includes $0.5 million of depreciation expense included in discontinued operations for the quarter ended March 23, 2012.

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

Stock-based Compensation. We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of stock-based awards based on the grant-date fair value of the award. For awards based on market conditions, the grant-date fair value is derived using an open form valuation model. The cost of the award is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2013 was $1.1 billion, of which $180.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 10, 2013

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)