Form 10-Q
period 2013-06-30
DiamondRock Hospitality Co
filed 2013-08-09
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 195,470,791 shares of its $0.01 par value common stock outstanding as of August 9, 2013.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1

Condensed Consolidated Statements of Operations for the Fiscal Quarters ended June 30, 2013 and June 15, 2012 and the Periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012	2

Condensed Consolidated Statements of Cash Flows for the Periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012	3

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Property and equipment, at cost	$3,173,959	$3,131,175
Less: accumulated depreciation	(573,332)	(519,721)
	2,600,627	2,611,454
Deferred financing costs, net	8,719	9,724
Restricted cash	88,115	76,131
Due from hotel managers	86,129	68,532
Note receivable	48,661	53,792
Favorable lease assets, net	40,452	40,972
Prepaid and other assets	77,904	73,814
Cash and cash equivalents	54,251	9,623
Total assets	$3,004,858	$2,944,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,064,074	$968,731
Senior unsecured credit facility	—	20,000
Total debt	1,064,074	988,731

Deferred income related to key money, net	24,168	24,362
Unfavorable contract liabilities, net	79,103	80,043
Due to hotel managers	55,631	51,003
Dividends declared and unpaid	16,919	15,911
Accounts payable and accrued expenses	91,025	88,879
Total other liabilities	266,846	260,198
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,470,791 and 195,145,707 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,955	1,951
Additional paid-in capital	1,977,520	1,976,200
Accumulated deficit	(305,537)	(283,038)
Total stockholders’ equity	1,673,938	1,695,113
Total liabilities and stockholders’ equity	$3,004,858	$2,944,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended June 30, 2013 and June 15, 2012 and
the Periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Period From
			January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012
	June 30, 2013	June 15, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Rooms	$154,549	$123,972	$278,835	$205,465
Food and beverage	56,943	46,414	102,220	76,625
Other	12,692	10,564	24,432	17,282
Total revenues	224,184	180,950	405,487	299,372
Operating Expenses:
Rooms	39,226	32,605	75,569	56,958
Food and beverage	38,079	32,419	71,885	55,723
Management fees	7,351	6,502	12,231	9,569
Other hotel expenses	74,559	59,248	144,126	107,034
Depreciation and amortization	27,193	20,129	54,026	40,190
Impairment of favorable lease asset	—	468	—	468
Hotel acquisition costs	14	1,999	24	2,031
Corporate expenses	5,287	5,001	13,123	9,484
Total operating expenses	191,709	158,371	370,984	281,457
Operating profit	32,475	22,579	34,503	17,915
Other Expenses (Income):
Interest income	(1,659)	(155)	(2,945)	(217)
Interest expense	14,456	12,510	28,040	23,978
Gain on early extinguishment of debt	—	—	—	(144)
Total other expenses	12,797	12,355	25,095	23,617
Income (loss) from continuing operations before income taxes	19,678	10,224	9,408	(5,702)
Income tax (expense) benefit	(4,606)	(1,739)	1,537	4,081
Income (loss) from continuing operations	15,072	8,485	10,945	(1,621)
Income from discontinued operations, net of income taxes	—	459	—	13,180
Net income	$15,072	$8,944	$10,945	$11,559
Earnings (loss) per share:
Continuing operations	$0.08	$0.05	$0.06	$(0.01)
Discontinued operations	—	0.00	—	0.08
Basic and diluted earnings per share	$0.08	$0.05	$0.06	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012
(in thousands)

	Period From
	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$10,945	$11,559
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	54,026	41,089
Corporate asset depreciation as corporate expenses	49	44
Gain on sale of hotel properties	—	(10,017)
Gain on early extinguishment of debt	—	(144)
Non-cash ground rent	3,410	3,107
Non-cash financing costs, debt premium and interest rate cap as interest	1,349	1,681
Amortization of note receivable discount as interest income	(1,205)	—
Impairment of favorable lease asset	—	468
Amortization of favorable and unfavorable contracts, net	(709)	(864)
Amortization of deferred income	(532)	(426)
Stock-based compensation	3,241	2,262
Payment of litigation settlement	—	(1,709)
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,575)	(1,723)
Restricted cash	1,358	(1,975)
Due to/from hotel managers	(12,968)	(15,945)
Accounts payable and accrued expenses	(1,375)	(8,567)
Net cash provided by operating activities	53,014	18,840
Cash flows from investing activities:
Hotel capital expenditures	(42,590)	(15,171)
Net proceeds from sale of properties	—	92,631
Mortgage loan principal payments	6,574	303
Change in restricted cash	(13,342)	(5,819)
Purchase deposits	—	(1,898)
Receipt of deferred key money	338	241
Net cash (used in) provided by investing activities	(49,020)	70,287
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(6,476)	(5,371)
Repurchase of common stock and other	(1,952)	(2,946)
Proceeds from mortgage debt	102,000	170,368
Prepayment of mortgage debt	—	(26,963)
Draws on senior unsecured credit facility	25,000	40,000
Repayments of senior unsecured credit facility	(45,000)	(140,000)
Payment of financing costs	(535)	(4,375)
Purchase of interest rate cap	—	(934)
Payment of cash dividends	(32,403)	(40,373)
Net cash provided by (used in) financing activities	40,634	(10,594)
Net increase in cash and cash equivalents	44,628	78,533
Cash and cash equivalents, beginning of period	9,623	26,291
Cash and cash equivalents, end of period	$54,251	$104,824

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,313	$27,733
Cash paid for income taxes	$645	$1,153
Capitalized interest	$687	$543
Non-cash Financing Activities:
Unpaid dividends	$16,919	$155
Buyer assumption of mortgage debt on sale of hotels	$—	$180,000

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

As of June 30, 2013, we owned 27 hotels with 11,590 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; St. Thomas, U.S. Virgin Islands; Vail, Colorado; and Washington D.C. (2). We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, a 282-room hotel under development in New York City.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2013 and the results of our operations for the fiscal quarters ended June 30, 2013 and June 15, 2012 and the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012, and our cash flows for the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

The following table illustrates the change in our reporting periods:

Quarter	2012 Reporting Calendar		2013 Reporting Calendar
1st	Marriott-managed hotels	January 1 - March 23	All Hotels	January 1 - March 31
	Non-Marriott-managed hotels	January 1 - February 29
2nd	Marriott-managed hotels	March 24 - June 15	All Hotels	April 1 - June 30
	Non-Marriott-managed hotels	March 1 - May 31
3rd	Marriott-managed hotels	June 16 - September 7	All Hotels	July 1 - September 30
	Non-Marriott-managed hotels	June 1 - August 31
4th	Marriott-managed hotels	September 8 - December 31	All Hotels	October 1 - December 31
	Non-Marriott-managed hotels	September 1 - December 31

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as equity awards or shares issuable in the event of conversion of operating partnership units. No adjustment is made for shares that are anti-dilutive during a period.

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

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built-in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local, and/or foreign income taxes.

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly-owned subsidiary of Bloodstone TRS, Inc., our taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of June 30, 2013 and December 31, 2012.

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

3.	Property and Equipment

Property and equipment as of June 30, 2013 and December 31, 2012 consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$402,198	$402,198
Land improvements	7,994	7,994
Buildings	2,365,665	2,360,648
Furniture, fixtures and equipment	384,973	340,462
CIP and corporate office equipment	13,129	19,873
	3,173,959	3,131,175
Less: accumulated depreciation	(573,332)	(519,721)
	$2,600,627	$2,611,454

As of June 30, 2013, we had accrued capital expenditures of $3.2 million. As of December 31, 2012, we had accrued capital expenditures of $3.0 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Westin Boston Waterfront Ground Lease	$18,618	$18,726
Westin Boston Waterfront - Lease Right	9,045	9,045
Minneapolis Hilton Ground Lease	5,872	5,910
Oak Brook Hills Marriott Resort Ground Lease	5,273	5,489
Lexington Hotel New York Tenant Leases	1,248	1,323
Hilton Boston Downtown Tenant Leases	396	479
	$40,452	$40,972

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the period from January 1, 2013 to June 30, 2013 was approximately $0.5 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded for the period from January 1, 2013 to June 30, 2013. An impairment loss of $0.5 million was recorded during the fiscal quarter ended June 15, 2012.

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

5. Note Receivable

We own a senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"). On January 18, 2013, we closed on a settlement of the bankruptcy and related litigation involving the Allerton Loan. As a result of the settlement, we received a $5.0 million cash principal payment and entered into a new $66.0 million mortgage loan with a four-year term (plus an additional one-year extension option), bearing annual interest at a fixed rate of 5.5%. Based on the settlement, we changed the classification of the Allerton Loan from non-accrual to accrual status. The settlement is considered a restructuring of the original loan. Therefore, the carrying basis of the previous note receivable remains the carrying basis of the new note receivable. The discount resulting from the difference between our carrying basis and the $66.0 million new Allerton Loan is recorded as interest income on a level yield basis over the anticipated term of the loan, which includes the one-year extension option. During the quarter ended June 30, 2013, we received a $1.5 million principal payment. We recorded $1.6 million of interest income on the Allerton Loan for the quarter ended June 30, 2013, of which $0.7 million is the amortization of the discount and the remainder is contractual interest income earned. We recorded $2.8 million of interest income on the Allerton Loan for the period from January 1, 2013 to June 30, 2013, of which $1.2 million is the amortization of the discount and the remainder is contractual interest income earned. We recorded no interest income on the Allerton Loan in 2012 due to the non-accrual status.

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

We have paid the following dividends to holders of our common stock during 2013 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085

On August 5, 2013, our board of directors voted to authorize us to purchase up to $100 million in shares of our common stock. Repurchases under this program will be made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units would have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 30, 2013 and December 31, 2012, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,453,861 shares as of June 30, 2013. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2013 to June 30, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	676,111	$10.10
Granted	297,838	9.17
Additional shares from dividends	1,040	9.30
Forfeited	(16,934)	9.65
Vested	(400,722)	9.94
Unvested balance at June 30, 2013	557,333	$9.74

The remaining share awards are expected to vest as follows: 269,117 during 2014, 191,877 during 2015, and 96,339 during 2016. As of June 30, 2013, the unrecognized compensation cost related to restricted stock awards was $4.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 25 months. We recorded $0.7 million and $0.8 million, respectively, of compensation expense related to restricted stock awards for each of the fiscal quarters ended June 30, 2013 and June 15, 2012. For the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012, we recorded $2.0 million and $1.6 million, respectively, of compensation expense related to restricted stock awards. The compensation expense for the period from January 1, 2013 to June 30, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the retirement of our Chief Operating Officer on May 1, 2013.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. A summary of our MSUs from January 1, 2013 to June 30, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	258,842	$11.31
Additional units from dividends	3,630	9.69
Vested	(90,620)	9.86
Unvested balance at June 30, 2013	171,852	$12.04

As of June 30, 2013, the unrecognized compensation cost related to the MSUs was $0.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 17 months. For the fiscal quarters ended June 30, 2013 and June 15, 2012, we recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to the MSUs. For the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012, we recorded $0.5 million and $0.4 million, respectively, of compensation expense related to the MSUs. The compensation expense for the period from January 1, 2013 to June 30, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the retirement of our Chief Operating Officer on May 1, 2013.

Performance Stock Units

Beginning in 2013, we awarded our executive officers performance stock units (“PSUs”). PSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The fair values of the PSU awards are determined using a Monte Carlo simulation. A summary of our PSUs from January 1, 2013 to June 30, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	—	$—
Granted	217,949	9.64
Additional units from dividends	1,618	10.31
Unvested balance at June 30, 2013	219,567	$9.64

As of June 30, 2013, the unrecognized compensation cost related to the PSUs was $1.9 million and is expected to be recognized on a straight-line basis over a period of 32 months. For the fiscal quarter ended June 30, 2013, we recorded approximately $0.2 million of compensation expense related to the PSUs. For the period from January 1, 2013 to June 30, 2013, we recorded approximately $0.2 million of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Quarter Ended		Period from
Numerator:	June 30, 2013	June 15, 2012	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012
Income (loss) from continuing operations	$15,072	$8,485	$10,945	$(1,621)
Income from discontinued operations	—	459	—	13,180
Net income	$15,072	$8,944	$10,945	$11,559
Denominator:
Weighted-average number of common shares outstanding—basic	195,515,328	167,968,579	195,408,890	167,818,564
Effect of dilutive securities:
Unvested restricted common stock	66,912	91,483	98,562	170,324
Shares related to unvested MSUs and PSUs	112,043	265,980	159,793	265,980
Weighted-average number of common shares outstanding—diluted	195,694,283	168,326,042	195,667,245	168,254,868
Basic (loss) earnings per share:
Continuing operations	$0.08	$0.05	$0.06	$(0.01)
Discontinued operations	—	0.00	—	0.08
Total	$0.08	$0.05	$0.06	$0.07
Diluted (loss) earnings per share:
Continuing operations	$0.08	$0.05	$0.06	$(0.01)
Discontinued operations	—	0.00	—	0.08
Total	$0.08	$0.05	$0.06	$0.07

We did not include 262,461 unexercised stock appreciation rights in our calculation of diluted loss per share for each period presented as they would be anti-dilutive.

9. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2013, in thousands:

Property	Principal Balance	Interest Rate	Maturity Date

Courtyard Manhattan / Midtown East	$41,736	8.81%	October 2014
Marriott Salt Lake City Downtown	27,817	5.50%	January 2015
Courtyard Manhattan / Fifth Avenue	49,882	6.48%	June 2016
Renaissance Worthington	54,254	5.40%	July 2015
Frenchman’s Reef & Morning Star Marriott Beach Resort	58,183	5.44%	August 2015
Marriott Los Angeles Airport	82,600	5.30%	July 2015
Orlando Airport Marriott	57,182	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	209,953	5.975%	April 2016
Hilton Minneapolis	96,054	5.464%	May 2021
JW Marriott Denver at Cherry Creek	40,324	6.47%	July 2015
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.19% at June 30, 2013)	March 2015 (1)
Westin Washington D.C. City Center	73,283	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	30,913	3.96%	April 2023
Westin San Diego	70,801	3.94%	April 2023
Debt premium (2)	724
Total mortgage debt	1,064,074

Senior unsecured credit facility	—	LIBOR + 1.90% (2.15% at June 30, 2013)	January 2017 (3)
Total debt	$1,064,074
Weighted-Average Interest Rate		5.24%
_______________________

(1)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt in 2011.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain standard conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2013, 14 of our 27 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 30, 2013, the cash trap provision was triggered on our Lexington Hotel New York mortgage as a result of the ongoing renovation at the hotel. As of June 30, 2013, we are in compliance with the covenants of our mortgage debt.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2013
Maximum leverage ratio (1)	60%	40.8%
Minimum fixed charge coverage ratio (2)	1.50x	2.71x
Minimum tangible net worth (3)	$1.857 billion	$2.248 billion
Secured recourse indebtedness (4)	Less than 50% of Total Asset Value	37%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of June 30, 2013, the unencumbered borrowing base included six properties with a borrowing base value of $400.7 million.

As of June 30, 2013, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.3x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million for both fiscal quarters ended June 30, 2013 and June 15, 2012, and $0.5 million and $1.0 million for the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012, respectively.

10. Discontinued Operations

We sold four hotels during 2012 in two separate transactions. In March 2012, we completed the sale of a three-hotel portfolio, which consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin and in October 2012 we completed the sale of the Atlanta Westin North at Perimeter. The operating results of these hotels, as well as the gain on sale on the three-hotel portfolio, are reported in discontinued operations on the accompanying condensed consolidated statements of operations for the fiscal quarter ended June 15, 2012 and the period from January 1, 2012 to June 15, 2012.

The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (unaudited; in thousands, except per share data):

	Quarter Ended	Period from
	June 15, 2012	January 1, 2012 to June 15, 2012
Hotel revenues	$4,596	$27,199
Hotel operating expenses	(3,587)	(20,362)
Operating income	1,009	6,837
Depreciation and amortization	(441)	(898)
Interest expense	—	(2,296)
Gain on sale of hotel properties	—	9,877
Income tax expense	(109)	(340)
Income from discontinued operations	$459	$13,180
Basic and diluted income from discontinued operations per share	$0.00	$0.08

11. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2013 and December 31, 2012, in thousands, are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$48,661	$64,500	$53,792	$57,000
Debt	$1,064,074	$1,067,556	$988,731	$1,035,450

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

Performance Termination Provisions Under Management Agreements

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and decision not to cure the failure by making a cure payment. The Oak Brook Hills Marriott Resort, Orlando Airport Marriott, and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. With respect to the Oak Brook Hills Marriott Resort, we terminated the management agreement and agreed with the manager that the termination date would be in November 2013. With respect to the Hilton Garden Inn Chelsea/New York City, we amended the management agreement to reduce the base management fee to 2% of gross revenues for the remainder of the term. With respect to the Orlando Airport Marriott, we determined that no action would be taken.

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

Conservative Capital Structure

Our current debt outstanding consists of primarily fixed interest rate mortgage debt with no significant maturities until late 2014 and no outstanding borrowings under our senior unsecured credit facility, which bears interest at what we believe is an attractive floating rate. We prefer that a significant portion of our portfolio remains unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of total revenues for the period from January 1, 2013 to June 30, 2013 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

The following table illustrates the change in our reporting periods:

Quarter	2012 Reporting Calendar		2013 Reporting Calendar
1st	Marriott-managed hotels	January 1 - March 23	All Hotels	January 1 - March 31
	Non-Marriott-managed hotels	January 1 - February 29
2nd	Marriott-managed hotels	March 24 - June 15	All Hotels	April 1 - June 30
	Non-Marriott-managed hotels	March 1 - May 31
3rd	Marriott-managed hotels	June 16 - September 7	All Hotels	July 1 - September 30
	Non-Marriott-managed hotels	June 1 - August 31
4th	Marriott-managed hotels	September 8 - December 31	All Hotels	October 1 - December 31
	Non-Marriott-managed hotels	September 1 - December 31

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

Our Hotels

The following table sets forth certain operating information for the period from January 1, 2013 to June 30, 2013 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2012 Pro Forma RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	72.9%	$203.06	$148.11	13.3%
Los Angeles Airport Marriott	Los Angeles, California	1,004	85.7%	113.69	97.39	1.4%
Hilton Minneapolis	Minneapolis, Minnesota	821	72.2%	140.82	101.67	5.3%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	75.2%	201.73	151.69	4.3%
Lexington Hotel New York	New York, New York	712	54.6%	187.61	102.45	(42.7)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.5%	144.51	103.36	11.0%
Renaissance Worthington	Fort Worth, Texas	504	65.2%	174.38	113.70	(5.1)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	88.5%	267.81	237.04	9.6%
Torrance Marriott South Bay	Los Angeles County, California	487	80.6%	118.24	95.24	4.1%
Orlando Airport Marriott	Orlando, Florida	485	81.2%	104.10	84.48	(3.8)%
Westin San Diego	San Diego, California	436	86.0%	153.72	132.22	10.5%
Westin Washington, D.C. City Center	Washington, D.C.	406	78.1%	202.87	158.49	4.1%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	54.0%	120.92	65.29	6.0%
Hilton Boston Downtown	Boston, Massachusetts	362	79.2%	208.53	165.20	1.0%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	72.5%	265.54	192.51	13.4%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	76.4%	148.70	113.62	18.2%
Courtyard Manhattan/Midtown East	New York, New York	312	75.7%	255.23	193.14	(5.8)%
Conrad Chicago	Chicago, Illinois	311	80.6%	210.74	169.82	11.8%
Bethesda Marriott Suites	Bethesda, Maryland	272	61.5%	171.63	105.51	(3.3)%
Hilton Burlington	Burlington, Vermont	258	67.8%	143.80	97.56	0.7%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	79.2%	236.45	187.38	13.9%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	68.6%	260.81	178.95	(17.0)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	71.3%	228.11	162.66	21.1%
Courtyard Denver Downtown	Denver, Colorado	177	83.0%	167.70	139.26	6.3%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	97.0%	215.12	208.68	15.2%
Renaissance Charleston	Charleston, South Carolina	166	86.7%	197.37	171.22	5.0%
Hotel Rex	San Francisco, California	94	82.7%	178.38	147.47	2.5%
TOTAL/WEIGHTED AVERAGE		11,590	74.9%	$177.74	$133.19	1.0%
____________________

(1)
2012 Pro Forma RevPAR reflects the operating results of our Marriott-managed hotels from January 1, 2012 to June 15, 2012 and the operating results of all other hotels, including our 2012 acquisitions, from January 1, 2012 to June 30, 2012.

2013 Highlights

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

Chief Operating Officer. John L. Williams retired from his position as President and Chief Operating Officer of the Company effective May 1, 2013. In connection with his retirement, we recorded a severance cost of approximately $3.1 million during the first quarter, which is reflected in corporate expenses on the accompanying condensed consolidated statement of operations for the period from January 1, 2013 to June 30, 2013. On April 1, 2013, Robert Tanenbaum joined the Company as Executive Vice President, Asset Management and was appointed Chief Operating Officer effective May 1, 2013.

Results of Operations

Comparison of the Quarter Ended June 30, 2013 to the Quarter Ended June 15, 2012 (As Adjusted, except where otherwise noted)

Our results of operations for the quarter ended June 30, 2013 are not comparable to the fiscal quarter ended June 15, 2012 due to the change in our reporting periods as discussed above. However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 results and operating statistics on a comparable basis of reporting, which we refer to as “2012 As Adjusted” results. The financial information for the 2012 As Adjusted quarter presented herein was calculated based on our actual reported operating results for the quarter ended June 15, 2012 period adjusted to exclude revenues and operating expenses for the full calendar month of March 2012 for the 14 hotels not operated by Marriott domestically that previously were included in our results of operations for the second quarter of 2012 and to include the revenues and operating expenses for the full calendar month of June 2012 for the same 14 hotels as these results were originally included in our results of operations for the third quarter of 2012 .

	Revenues	Hotel Operating Expenses
	(in millions)
Quarter ended June 15, 2012 (As Reported)	$181.0	$130.8
Less: March 2012 operations for non-Marriott-managed hotels	(28.6)	(20.1)
Add: June 2012 operations for non-Marriott-managed hotels	30.6	20.2
Quarter ended June 15, 2012 (As Adjusted)	$183.0	$130.9

Our results of operations for the quarter ended June 30, 2013 were negatively impacted by the renovations at three of our New York City hotels, the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue. The renovation disruption was largely driven by displaced occupancy from the rooms out of service, as approximately 31,400 room nights were displaced during the quarter. In addition, the Lexington Hotel New York was further impacted by an electrical incident that caused the hotel to close for six days due to a loss of electrical power.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Quarter Ended
	June 30, 2013	June 15, 2012 As Adjusted	% Change
Rooms	$154.5	$125.2	23.4%
Food and beverage	57.0	47.2	20.8%
Other	12.7	10.6	19.8%
Total revenues	$224.2	$183.0	22.5%

Our total revenues increased $41.2 million from the quarter ended June 15, 2012 As Adjusted, which includes $28.4 million of revenues contributed by the five hotels we acquired during 2012. Excluding the impact of our 2012 acquisitions, our total revenues increased $12.8 million, or 7.0 percent. The following pro-forma key hotel operating statistics for the quarters ended June 30, 2013 and June 15, 2012 As Adjusted include the prior year operating statistics for the comparable period to our 2013 ownership period.

	Quarter Ended
	June 30, 2013	June 15, 2012 As Adjusted	% Change
Occupancy %	79.2%	79.9%	(0.7) percentage points
ADR	$185.29	$180.33	2.8%
RevPAR	$146.84	$144.11	1.9%

The increase in RevPAR is driven by a 2.8% growth in ADR, slightly offset by a 0.7 percentage point decrease in occupancy. The decrease in occupancy is primarily due to the renovations at the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue, which were in process during the second quarter. Excluding the displaced rooms from these renovations, occupancy increased 2.5 percentage points.

Food and beverage revenues increased $9.8 million from the quarter ended June 15, 2012 As Adjusted, which includes $3.9 million of food and beverage revenues contributed by the five hotels we acquired during 2012. The remaining increase of $5.9 million at our comparable hotels was primarily driven by both higher banquet revenue and outlet revenue. The increase in banquet revenue was a direct result of a strong increase in group business during the second quarter 2013 compared with the second quarter 2012. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $2.1 million, which includes $1.5 million of other revenues contributed by the five hotels we acquired during 2012.

Hotel operating expenses. The operating expenses consist of the following (in millions):

	Quarter Ended
	June 30, 2013	June 15, 2012 As Adjusted	% Change
Rooms departmental expenses	$39.2	$32.9	19.1%
Food and beverage departmental expenses	38.1	32.4	17.6
Other departmental expenses	6.0	4.6	30.4
General and administrative	16.4	14.2	15.5
Utilities	7.2	5.7	26.3
Repairs and maintenance	9.6	7.6	26.3
Sales and marketing	17.3	13.4	29.1
Base management fees	5.4	4.9	10.2
Incentive management fees	2.0	1.7	17.6
Property taxes	11.1	7.6	46.1
Other fixed charges	3.2	2.4	33.3
Ground rent—Contractual	2.1	2.0	5.0
Ground rent—Non-cash	1.6	1.5	6.7
Total hotel operating expenses	$159.2	$130.9	21.6%

Our hotel operating expenses increased $28.3 million, or 21.6 percent, from the quarter ended June 15, 2012 As Adjusted, which includes $17.7 million of hotel operating expenses contributed by the five hotels we acquired during 2012. The remaining increase of $10.6 million, or 8.1 percent, at our comparable hotels is primarily due to higher departmental costs, driven primarily by higher wages and benefits, as well as increased support costs. Property taxes at our comparable hotels increased approximately $1.7 million, which is primarily related to the Chicago Marriott and Chicago Conrad as a result of a significant increase in the county property tax rates.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $7.1 million from the quarter ended June 15, 2012 (as reported). The increase is primarily due to $5.2 million in depreciation expense from the five hotels acquired in 2012 and seven additional days in the quarter ended June 30, 2013 as compared to the quarter ended June 15, 2012 for our comparable hotels.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.3 million, from $5.0 million for the quarter ended June 15, 2012 (as reported) to $5.3 million for the quarter ended June 30, 2013. The increase in corporate expenses is due primarily to increased employee-related costs.

Interest expense. Our interest expense was $14.5 million and $12.5 million for the quarters ended June 30, 2013 and June 15, 2012 (as reported), respectively, and is comprised of the following (in millions):

	Quarter Ended
	June 30, 2013	June 15, 2012
Mortgage debt interest	$14.0	$11.4
Credit facility interest and unused fees	0.2	0.2
Amortization of deferred financing costs and debt premium	0.7	0.7
Capitalized interest	(0.3)	(0.3)
Interest rate cap fair value adjustment	(0.1)	0.5
	$14.5	$12.5

The increase in interest expense for the quarter ended June 30, 2013 as compared to the quarter ended June 15, 2012 is primarily due to the three new mortgage loans we entered into in late 2012 and early 2013. As of June 30, 2013, we had property-specific mortgage debt outstanding on 14 of our hotels. Most of our mortgage debt is fixed-rate secured debt, bearing interest at rates ranging from 3.94 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of June 30, 2013, we had no outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of June 30, 2013 was 5.24 percent.

Interest income. Interest income increased $1.5 million from the quarter ended June 15, 2012 (as reported) to the quarter ended June 30, 2013. The increase is primarily due to the restructuring of the Allerton Loan for which we commenced to recognize interest income during the first quarter 2013.

Discontinued operations. Income from discontinued operations of $0.5 million for the quarter ended June 15, 2012 (as reported) represents the results of operations for the Atlanta Westin North at Perimeter which was sold in October 2012.

Income taxes. We recorded income tax expense on continuing operations of $4.6 million and $1.7 million for the quarters ended June 30, 2013 and June 15, 2012 (as reported), respectively. The second quarter 2013 income tax expense includes $4.4 million of income tax expense incurred on the $10.8 million pre-tax income from continuing operations of our taxable REIT subsidiary, or TRS, $0.1 million of foreign income tax expense incurred on the $0.7 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes. The second quarter 2012 income tax expense includes $1.3 million of income tax expense incurred on the $3.0 million pre-tax income from continuing operations of our TRS for the quarter ended June 15, 2012, $0.4 million of foreign income tax expense incurred on the $2.1 million pre-tax income of the TRS that owns Frenchman's Reef.

Comparison of the Period from January 1, 2013 to June 30, 2013 to the Period from January 1, 2012 to June 15, 2012 (As Adjusted, except where otherwise noted)

Our results of operations for the period from January 1, 2013 to June 30, 2013 are not comparable to the period from January 1, 2012 to June 15, 2012 due to the change in our reporting periods as discussed above. However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 results and operating statistics on a comparable basis of reporting, which we refer to as “2012 As Adjusted” results. The financial information for the period from January 1, 2012 to June 15, 2012 As Adjusted presented herein was calculated based on our actual reported operating results for the period from January 1, 2012 to June 15, 2012 adjusted to include the revenues and operating expenses for the 14 hotels not operated by Marriott domestically for the full calendar month of June 2012 that previously were excluded from our results of operations for the period from January 1, 2012 to June 15, 2012.

	Revenues	Hotel Operating Expenses
	(in millions)
Period from January 1, 2012 to June 15, 2012 (As Reported)	$299.4	$229.3
Add: June 2012 operations for Non-Marriott-managed hotels	30.6	20.2
Period from January 1, 2012 to June 15, 2012 (As Adjusted)	$330.0	$249.5

Our results of operations for the period from January 1, 2013 to June 30, 2013 were negatively impacted by the renovations at three of our New York City hotels, the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue. The renovation disruption was largely driven by displaced occupancy from the rooms out of service, as approximately 55,300 room nights were displaced in 2013 year to date. In addition, the Lexington Hotel New York was further impacted by an electrical incident that caused the hotel to close for six days due to a loss of electrical power.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Period from
	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012 As Adjusted	% Change
Rooms	$278.8	$227.1	22.8%
Food and beverage	102.2	84.1	21.5%
Other	24.5	18.8	30.3%
Total revenues	$405.5	$330.0	22.9%

Our total revenues increased $75.5 million from the period from January 1, 2012 to June 15, 2012 As Adjusted, which includes $50.0 million of revenues contributed by the five hotels we acquired during 2012. Excluding the impact of our 2012 acquisitions, our total revenues increased $25.5 million, or 7.7 percent. The following pro-forma key hotel operating statistics for the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012 As Adjusted include the prior year operating statistics for the comparable period to our 2013 ownership period.

	Period from
	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012 As Adjusted	% Change
Occupancy %	74.9%	76.3%	(1.4) percentage points
ADR	$177.74	$171.85	3.4%
RevPAR	$133.19	$131.14	1.6%

The increase in RevPAR is driven by a 3.4% growth in ADR, offset by a 1.4 percentage point decrease in occupancy. The decrease in occupancy is primarily due to the renovations at the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue, which commenced in early 2013. Excluding the displaced rooms from these renovations, occupancy increased 1.9 percentage points.

Food and beverage revenues increased $18.1 million from the the period from January 1, 2012 to June 15, 2012 As Adjusted, which includes $7.1 million of food and beverage revenues contributed by the five hotels we acquired during 2012. The remaining increase of $11.0 million at our comparable hotels was primarily driven by both higher banquet revenue and outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $5.7 million, which includes $2.9 million of other revenues contributed by the five hotels we acquired during 2012. The remaining increase of $2.8 million at our comparable hotels was primarily driven by the implementation of a resort fee at Frenchman's Reef as well as attrition and cancellation fees.

Hotel operating expenses. The operating expenses consist of the following (in millions):

	Period from
	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012 As Adjusted	% Change
Rooms departmental expenses	$75.6	$62.3	21.3%
Food and beverage departmental expenses	71.9	60.5	18.8
Other departmental expenses	11.7	8.9	31.5
General and administrative	31.9	27.3	16.8
Utilities	14.3	11.9	20.2
Repairs and maintenance	18.8	14.9	26.2
Sales and marketing	33.2	25.8	28.7
Base management fees	9.7	8.0	21.3
Incentive management fees	2.5	1.8	38.9
Property taxes	20.9	15.4	35.7
Other fixed charges	5.8	5.7	1.8
Ground rent—Contractual	4.2	4.0	5.0
Ground rent—Non-cash	3.3	3.0	10.0
Total hotel operating expenses	$303.8	$249.5	21.8%

Our hotel operating expenses increased $54.3 million, or 21.8 percent, from the period from January 1, 2012 to June 15, 2012 As Adjusted to the period from January 1, 2013 to June 30, 2013, which includes $33.8 million of hotel operating expenses contributed by the five hotels we acquired during 2012. The remaining increase of $20.5 million, or 8.2 percent, at our comparable hotels is primarily due to higher departmental costs, driven primarily by higher wages and benefits, as well as increased support costs, specifically repairs and maintenance and administrative costs. Property taxes at our comparable hotels increased approximately $2.0 million, which is primarily related to the Chicago Marriott and Chicago Conrad as a result of a significant increase in the county property tax rates.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $13.8 million from the period from January 1, 2012 to June 15, 2012 (as reported). The increase is primarily due to $10.3 million in depreciation expense from the five hotels acquired in 2012 and seven additional days in the period from January 1, 2013 to June 30, 2013 as compared to the period from January 1, 2012 to June 15, 2012 for our comparable hotels.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $3.6 million, from $9.5 million for the period from January 1, 2012 to June 15, 2012 (as reported) to $13.1 million for the period from January 1, 2013 to June 30, 2013. The increase in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the retirement of our President and Chief Operating Officer in the first quarter of 2013 as well as increased employee-related costs, partially offset by lower legal fees as a result of the settlement of the Allerton bankruptcy proceedings and related litigation in early 2013.

Interest expense. Our interest expense was $28.0 million and $24.0 million for the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012 (as reported), respectively, and is comprised of the following (in millions):

	Period from
	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012
Mortgage debt interest	$26.7	$21.8
Credit facility interest and unused fees	0.5	1.0
Amortization of deferred financing costs and debt premium	1.4	1.1
Capitalized interest	(0.7)	(0.5)
Interest rate cap fair value adjustment	0.1	0.6
	$28.0	$24.0

The increase in interest expense for the period from January 1, 2013 to June 30, 2013 as compared to the period from January 1, 2012 to June 15, 2012 (as reported) is primarily due to three new mortgage loans we entered into in late 2012 and early 2013.

Interest income. Interest income increased $2.7 million from the period from January 1, 2012 to June 15, 2012 (as reported) to the period from January 1, 2013 to June 30, 2013. The increase is primarily due to the restructuring of the Allerton Loan for which we commenced to recognize interest income beginning in the first quarter 2013.

Discontinued operations. Income from discontinued operations of $13.2 million for the period from January 1, 2012 to June 15, 2012 (as reported) represents the results of operations and gain on sale of a three-hotel portfolio sold in March 2012 and the results of operations for the Atlanta Westin North at Perimeter which was sold in October 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $1.5 million for the period from January 1, 2013 to June 30, 2013 and an income tax benefit on continuing operations of $4.1 million for the period from January 1, 2012 to June 15, 2012 (as reported). The income tax benefit for the period from January 1, 2013 to June 30, 2013 includes $2.6 million of income tax benefit incurred on the $6.4 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, offset by $1.0 million of foreign income tax expense incurred on the $4.9 million pre-tax income of the TRS that owns Frenchman's Reef, and further offset by $0.1 million of state franchise taxes. The income tax benefit for the period from January 1, 2012 to June 15, 2012 includes $4.6 million of income tax benefit incurred on the $11.7 million pre-tax loss from continuing operations of our TRS, offset by $0.5 million of foreign income tax expense incurred on the $3.4 million pre-tax income of the TRS that owns Frenchman's Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including the funding of our significant $140 million capital expenditure program for 2013 and early 2014, funding of the renovation escrow account, and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2013, the cash trap provision was triggered under our Lexington Hotel New York mortgage as a result of the ongoing renovation at the hotel.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2013, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.24% and a weighted average maturity date of approximately 3.9 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our $200 million senior unsecured credit facility and 13 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of June 30, 2013, we had no outstanding borrowings under our senior unsecured credit facility.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2013
Maximum leverage ratio (1)	60%	40.8%
Minimum fixed charge coverage ratio (2)	1.50x	2.71x
Minimum tangible net worth (3)	$1.857 billion	$2.248 billion
Secured recourse indebtedness (4)	Less than 50% of Total Asset Value	37%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of June 30, 2013, the unencumbered borrowing base included 6 properties with a borrowing base value of $400.7 million.

As of June 30, 2013, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.3x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million for both our fiscal quarters ended June 30, 2013 and June 15, 2012, and $0.5 million and $1.0 million for the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 15, 2012, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt and our credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of June 30, 2013, we had $54.3 million of unrestricted corporate cash, $88.1 million of restricted cash, and $200 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $53.0 million for the period from January 1, 2013 to June 30, 2013. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $49.0 million for the period from January 1, 2013 to June 30, 2013 primarily as a result of capital expenditures at our hotels of $42.6 million and funding of a lender-held property improvement plan reserve for the Westin San Diego of $11.7 million, offset by $6.6 million of principal payments on the Allerton Loan.

Our net cash provided by financing activities was $40.6 million for the period from January 1, 2013 to June 30, 2013 and consisted primarily of $102.0 million of loan proceeds from the financings of The Lodge at Sonoma and the Westin San Diego, offset by net repayments on our senior unsecured credit facility of $20 million, $32.4 million of dividend payments, $2.0 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, as well as $6.5 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2013 will be from existing cash on hand and the net cash flow from hotel operations. We expect our estimated uses of cash for the year ending December 31, 2013 will be comprised of capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends, a $5.0 million deposit on the hotel under development, and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2013 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2013, we have set aside $74.2 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

During 2013, we commenced or plan to commence approximately $140 million of capital improvements, which will be funded from existing corporate cash and cash flows from hotel operations, as well as from existing reserves. We spent approximately $42.6 million on capital improvements during the period from January 1, 2013 to June 30, 2013. Our significant projects in the capital expenditure program include the following:

•
Lexington Hotel New York. We made significant progress on the comprehensive renovation of the Lexington Hotel during the second quarter, essentially completing the hotel's public spaces and and returning approximately 365 renovated rooms to available inventory, with the balance of the rooms all under renovation. The remaining rooms will be substantially complete by the end of the third quarter and the hotel is now integrated with the Marriott reservation system. We will create 15 new rooms at the hotel by splitting several underutilized junior suites into two new rooms. After renovation, the hotel will have 725 guestrooms. The total estimated renovation cost is expected to be approximately $46 million, after including the cost of the new rooms.

•
Manhattan Courtyards. We completed the renovation of the guest rooms, corridors and guest bathrooms at the Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue. The renovation scope at the Courtyard Midtown East also included the public space and the addition of five new guest rooms.

•
Westin Washington D.C. A comprehensive $16.5 million renovation is expected to start during the fourth quarter of 2013 and to be completed in early 2014. After renovation, the hotel will be well repositioned to regain market share and capture higher-rated business, leisure and group customers. The renovation scope will enhance every aspect of the guest experience, including the guest rooms, corridors, meeting space and the lobby.

•
Westin San Diego. A comprehensive $14.5 million renovation is expected to start during the fourth quarter of 2013 and to be completed in early 2014. The renovation scope will include the guest rooms, corridors, lobby, public areas, and meeting space at the hotel.

•	Hilton Minneapolis: A $13.0 million renovation of the guest rooms, guest bathrooms and corridors is expected to commence in late 2013.

•
Hilton Boston Downtown: A $7.0 million renovation of the guest rooms, corridors, public areas, and meeting space at the hotel is expected to commence during the fourth quarter of 2013 and be completed in early 2014. We are also evaluating the feasibility of converting more than 20 of 66 current suites into additional rooms at the hotel.

•	Hilton Burlington: A $6.0 million renovation of the corridors and guest rooms at the hotel is expected to commence during the fourth quarter of 2013 and be completed in early 2014.

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

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income determined in accordance with GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gain or loss on sale of assets. The Company also uses FFO as one measure in assessing its results.

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

•
Other Non-Cash and /or Unusual Items:  We exclude the effect of certain non-cash and/or unusual items because we believe they do not reflect the underlying performance of the Company. In 2012, we excluded the franchise termination fee paid to Radisson because we believe that including it would not reflect the ongoing performance of the hotel. In 2013, we exclude the severance costs associated with the retirement of our Chief Operating Officer because these costs do not reflect the underlying performance of the Company.

In addition, to derive Adjusted EBITDA we exclude gains or losses on dispositions and impairment losses because we believe that including them in EBITDA does not reflect the ongoing performance of our hotels. Additionally, the gain or loss on dispositions and impairment losses represent either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

In addition, to derive Adjusted FFO we exclude any fair value adjustments to debt instruments. Specifically, we exclude the impact of the non-cash amortization of the debt premium recorded in conjunction with the acquisition of the JW Marriott Denver at Cherry Creek and fair market value adjustments to the Company's interest rate cap agreement.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Quarter Ended		Period from
	June 30, 2013	June 15, 2012	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012

Net income	$15,072	$8,944	$10,945	$11,559
Interest expense(1)	14,456	12,510	28,040	26,274
Income tax expense (benefit) (2)	4,606	1,848	(1,537)	(3,740)
Real estate related depreciation and amortization(3)	27,193	20,571	54,026	41,089
EBITDA	61,327	43,873	91,474	75,182
Non-cash ground rent	1,717	1,575	3,410	3,107
Non-cash amortization of favorable and unfavorable contract liabilities	(354)	(432)	(709)	(864)
Gain on sale of hotel properties	—	—	—	(10,017)
Gain on early extinguishment of debt	—	—	—	(144)
Acquisition costs	14	1,999	24	2,031
Reversal of previously recognized Allerton income	(291)	—	(581)	—
Allerton loan legal fees	—	590	—	912
Franchise termination fee	—	—	—	750
Impairment of favorable lease asset	—	468	—	468
Severance costs	—	—	3,065	—
Adjusted EBITDA	$62,413	$48,073	$96,683	$71,425
_____________

(1)	Includes $2.3 million of interest expense included in discontinued operations for the period from January 1, 2012 to June 15, 2012.
(2)
Includes $0.1 million of income tax expense included in discontinued operations for the quarter ended June 15, 2012 and $0.3 million of income tax expense included in discontinued operations for the period from January 1, 2012 to June 15, 2012.

(3)
Includes $0.4 million of depreciation expense included in discontinued operations for the quarter ended June 15, 2012 and $0.9 million of depreciation expense included in discontinued operations for the period from January 1, 2012 to June 15, 2012.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Quarter Ended		Period from
	June 30, 2013	June 15, 2012	January 1, 2013 to June 30, 2013	January 1, 2012 to June 15, 2012

Net income	$15,072	$8,944	$10,945	$11,559
Real estate related depreciation and amortization(1)	27,193	20,571	54,026	41,089
Impairment of favorable lease asset	—	468	—	468
Gain on sale of hotel properties	—	—	—	(10,017)
FFO	42,265	29,983	64,971	43,099
Non-cash ground rent	1,717	1,575	3,410	3,107
Non-cash amortization of unfavorable contract liabilities	(354)	(432)	(709)	(864)
Gain on early extinguishment of debt	—	—	—	(144)
Acquisition costs	14	1,999	24	2,031
Reversal of previously recognized Allerton income	(291)	—	(581)	—
Allerton loan legal fees	—	590	—	912
Franchise termination fee	—	—	—	750
Severance costs	—	—	3,065	—
Fair value adjustments to debt instruments	(125)	448	(191)	401
Adjusted FFO	$43,226	$34,163	$69,989	$49,292
___________

(1)
Includes $0.4 million of depreciation expense included in discontinued operations for the quarter ended June 15, 2012 and $0.9 million of depreciation expense included in discontinued operations for the period from January 1, 2012 to June 15, 2012.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2013 was $1.1 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 9, 2013

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)