Form 10-Q
period 2013-09-30
DiamondRock Hospitality Co
filed 2013-11-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

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
The registrant had 195,470,791 shares of its $0.01 par value common stock outstanding as of November 8, 2013.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Property and equipment, at cost	$3,207,378	$3,131,175
Less: accumulated depreciation	(599,343)	(519,721)
	2,608,035	2,611,454
Deferred financing costs, net	7,947	9,724
Restricted cash	86,556	76,131
Due from hotel managers	80,690	68,532
Note receivable	49,356	53,792
Favorable lease assets, net	40,194	40,972
Prepaid and other assets	81,000	73,814
Cash and cash equivalents	43,448	9,623
Total assets	$2,997,226	$2,944,042
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,060,299	$968,731
Senior unsecured credit facility	—	20,000
Total debt	1,060,299	988,731

Deferred income related to key money, net	23,900	24,362
Unfavorable contract liabilities, net	78,633	80,043
Due to hotel managers	55,785	51,003
Dividends declared and unpaid	17,006	15,911
Accounts payable and accrued expenses	94,845	88,879
Total other liabilities	270,169	260,198
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,470,791 and 195,145,707 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,955	1,951
Additional paid-in capital	1,978,505	1,976,200
Accumulated deficit	(313,702)	(283,038)
Total stockholders’ equity	1,666,758	1,695,113
Total liabilities and stockholders’ equity	$2,997,226	$2,944,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Quarters Ended September 30, 2013 and September 7, 2012 and
the Periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012
(in thousands, except per share amounts)

	Fiscal Quarter Ended		Period From
			January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012
	September 30, 2013	September 7, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Rooms	$150,146	$132,578	$428,981	$338,043
Food and beverage	47,522	40,791	149,743	117,415
Other	12,975	10,504	37,407	27,787
Total revenues	210,643	183,873	616,131	483,245
Operating Expenses:
Rooms	40,521	35,428	116,091	92,386
Food and beverage	34,591	30,008	106,475	85,731
Management fees	7,178	5,744	19,410	15,313
Other hotel expenses	75,176	64,098	219,302	171,131
Depreciation and amortization	26,254	22,612	80,280	62,802
Impairment losses	—	30,376	—	30,844
Hotel acquisition costs	23	8,314	46	10,345
Corporate expenses	4,932	6,227	18,055	15,711
Total operating expenses	188,675	202,807	559,659	484,263
Operating profit (loss)	21,968	(18,934)	56,472	(1,018)
Other Expenses (Income):
Interest income	(1,660)	(60)	(4,604)	(278)
Interest expense	14,471	12,732	42,511	36,710
Gain on early extinguishment of debt	—	—	—	(144)
Total other expenses, net	12,811	12,672	37,907	36,288
Income (loss) from continuing operations before income taxes	9,157	(31,606)	18,565	(37,306)
Income tax (expense) benefit	(593)	916	944	4,992
Income (loss) from continuing operations	8,564	(30,690)	19,509	(32,314)
Loss from discontinued operations, net of income taxes	—	(14,089)	—	(905)
Net income (loss)	$8,564	$(44,779)	$19,509	$(33,219)
Earnings (loss) per share:
Continuing operations	$0.04	$(0.16)	$0.10	$(0.19)
Discontinued operations	—	(0.08)	—	(0.00)
Basic and diluted earnings (loss) per share	$0.04	$(0.24)	$0.10	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012
(in thousands)

	Period From
	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$19,509	$(33,219)
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	80,280	64,149
Corporate asset depreciation as corporate expenses	75	66
Gain on sale of hotel properties	—	(9,541)
Gain on early extinguishment of debt	—	(144)
Non-cash ground rent	5,111	4,621
Non-cash financing costs, debt premium and interest rate cap as interest	2,082	2,529
Amortization of note receivable discount as interest income	(1,892)	—
Impairment losses	—	45,534
Amortization of favorable and unfavorable contracts, net	(1,063)	(1,296)
Amortization of deferred income	(799)	(658)
Stock-based compensation	4,225	3,230
Payment of litigation settlement	—	(1,709)
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,856)	(1,261)
Restricted cash	2,894	(1,532)
Due to/from hotel managers	(7,375)	(15,281)
Accounts payable and accrued expenses	(8)	(10,822)
Net cash provided by operating activities	100,183	44,666
Cash flows from investing activities:
Hotel capital expenditures	(75,256)	(26,354)
Hotel acquisitions	—	(415,188)
Net proceeds from sale of properties	—	92,120
Mortgage loan principal payments	6,574	551
Change in restricted cash	(13,319)	(6,193)
Purchase deposits	(5,000)	(1,898)
Receipt of deferred key money	338	479
Net cash used in investing activities	(86,663)	(356,483)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(10,161)	(7,441)
Repurchase of common stock and other	(1,952)	(2,946)
Proceeds from sale of common stock, net	—	199,831
Proceeds from mortgage debt	102,000	170,368
Prepayment of mortgage debt	—	(26,963)
Draws on senior unsecured credit facility	25,000	175,000
Repayments of senior unsecured credit facility	(45,000)	(155,000)
Payment of financing costs	(538)	(4,412)
Purchase of interest rate cap	—	(934)
Payment of cash dividends	(49,044)	(40,373)
Net cash provided by financing activities	20,305	307,130
Net increase (decrease) in cash and cash equivalents	33,825	(4,687)
Cash and cash equivalents, beginning of period	9,623	26,291
Cash and cash equivalents, end of period	$43,448	$21,604

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$40,503	$38,236
Cash paid for income taxes	$724	$1,192
Capitalized interest	$1,164	$802
Non-cash Financing Activities:
Unpaid dividends	$17,006	$15,871
Buyer assumption of mortgage debt on sale of hotels	$—	$180,000
Issuance of common stock in connection with acquisition of hotel portfolio	$—	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of September 30, 2013, we owned 27 hotels with 11,608 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California (2); Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; St. Thomas, U.S. Virgin Islands; Vail, Colorado; and Washington D.C. (2). We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, a 282-room hotel under development in New York City.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2013 and the results of our operations for the fiscal quarters ended September 30, 2013 and September 7, 2012 and the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012, and our cash flows for the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which is now consistent with all of our hotel managers. We continue to report our annual financial statements on a calendar year basis. Historically, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott, the manager of 14 of our hotels. Beginning in 2013, Marriott converted to reporting results based on a 12-month calendar year. Previously, Marriott's fiscal year consisted of thirteen 4-week accounting periods, ended on the Friday closest to December 31, and included twelve weeks of operations for each of the first three quarters and sixteen weeks for the fourth quarter. Accordingly, our first three quarters in 2012 ended on March 23, June 15 and September 7. In contrast, the managers of our other hotels, such as Hilton, Starwood and other independent managers, reported results on a monthly basis. Our 2012 quarterly results of operations included results from our non-Marriott-

managed hotels as follows: first quarter (January to February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

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

Note Receivable

Notes receivable are carried at cost, net of any premiums or discounts which are recognized as an adjustment of yield over the remaining life of the note using the effective interest rate method. Notes receivable are evaluated for collectability and if collectability of the original amounts due is in doubt, the value is adjusted for impairment. Our impairment analysis considers the anticipated cash receipts as well as the underlying value of the collateral. If collectability is in doubt, the note is placed in non-accrual status. No interest is recorded on such notes until the timing and amounts of cash receipts can be reasonably estimated.

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

We had no accruals for tax uncertainties as of September 30, 2013 and December 31, 2012.

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

3.	Property and Equipment

Property and equipment as of September 30, 2013 and December 31, 2012 consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$402,198	$402,198
Land improvements	7,994	7,994
Buildings	2,369,198	2,360,648
Furniture, fixtures and equipment	407,422	340,462
CIP and corporate office equipment	20,566	19,873
	3,207,378	3,131,175
Less: accumulated depreciation	(599,343)	(519,721)
	$2,608,035	$2,611,454

As of September 30, 2013, we had accrued capital expenditures of $3.9 million. As of December 31, 2012, we had accrued capital expenditures of $3.0 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Westin Boston Waterfront Ground Lease	$18,564	$18,726
Westin Boston Waterfront - Lease Right	9,045	9,045
Minneapolis Hilton Ground Lease	5,854	5,910
Oak Brook Hills Marriott Resort Ground Lease	5,166	5,489
Lexington Hotel New York Tenant Leases	1,212	1,323
Hilton Boston Downtown Tenant Leases	353	479
	$40,194	$40,972

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the period from January 1, 2013 to September 30, 2013 was approximately $0.8 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded for the period from January 1, 2013 to September 30, 2013. An impairment loss of $0.5 million was recorded during the period from January 1, 2012 to September 7, 2012.

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

5. Note Receivable

We own a senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"), which we acquired in 2010. On January 18, 2013, we closed on a settlement of the bankruptcy and related litigation involving the Allerton Loan. As a result of the settlement, we received a $5.0 million cash principal payment and entered into a new $66.0 million mortgage loan with a four-year term (plus a one-year extension option), bearing annual interest at a fixed rate of 5.5%. Principal payments are based on a 30-year amortization schedule, but are only due to the extent there is available cash flow from operations. Based on the settlement, we changed the classification of the Allerton Loan from non-accrual to accrual status. The settlement is considered a restructuring of the original loan. Therefore, the carrying basis of the previous note receivable remains the carrying basis of the new note receivable. The discount resulting from the difference between our carrying basis and the $66.0 million new Allerton Loan is recorded as interest income on a level yield basis over the anticipated term of the loan, which includes the one-year extension option. We received a $1.5 million principal payment in May 2013.

We recorded $1.6 million of interest income on the Allerton Loan for the quarter ended September 30, 2013, of which $0.7 million is the amortization of the discount and the remainder is contractual interest income. We recorded $4.4 million of interest income on the Allerton Loan for the period from January 1, 2013 to September 30, 2013, of which $1.9 million is the amortization of the discount and the remainder is contractual interest income. We recorded no interest income in 2012 due to the non-accrual status of the Allerton Loan.

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

We have paid the following dividends to holders of our common stock during 2013 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085

On August 5, 2013, our board of directors voted to authorize us to purchase up to $100 million in shares of our common stock. Repurchases under this program will be made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock since the program started.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units would have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 30, 2013 and December 31, 2012, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8 million shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,457,829 shares as of September 30, 2013. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2013 to September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	676,111	$10.10
Granted	301,806	9.18
Additional shares from dividends	1,040	9.30
Forfeited	(16,934)	9.65
Vested	(400,722)	9.94
Unvested balance at September 30, 2013	561,301	$9.74

The remaining share awards are expected to vest as follows: 270,440 during 2014, 193,200 during 2015, and 97,661 during 2016. As of September 30, 2013, the unrecognized compensation cost related to restricted stock awards was $3.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. We recorded $0.7 million and $0.8 million, respectively, of compensation expense related to restricted stock awards for each of the fiscal quarters ended September 30, 2013 and September 7, 2012. For the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012, we recorded $2.7 million and $2.3 million, respectively, of compensation expense related to restricted stock awards. The compensation expense for the period from January 1, 2013 to September 30, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the retirement of our Chief Operating Officer on May 1, 2013.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. A summary of our MSUs from January 1, 2013 to September 30, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	258,842	$11.31
Additional units from dividends	5,104	9.75
Vested	(90,620)	9.86
Unvested balance at September 30, 2013	173,326	$12.02

As of September 30, 2013, the unrecognized compensation cost related to the MSUs was $0.5 million and is expected to be recognized on a straight-line basis over a weighted average period of 14 months. For the fiscal quarters ended September 30, 2013 and September 7, 2012, we recorded approximately $0.1 million and $0.2 million, respectively, of compensation expense related to the MSUs. For the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012, we recorded $0.7 million and $0.6 million, respectively, of compensation expense related to the MSUs. The compensation expense for the period from January 1, 2013 to September 30, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the retirement of our Chief Operating Officer on May 1, 2013.

Performance Stock Units

Beginning in 2013, we awarded our executive officers performance stock units (“PSUs”). PSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The fair values of the PSU awards are determined using a Monte Carlo simulation. A summary of our PSUs from January 1, 2013 to September 30, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	—	$—
Granted	217,949	9.64
Additional units from dividends	3,504	10.09
Unvested balance at September 30, 2013	221,453	$9.65

As of September 30, 2013, the unrecognized compensation cost related to the PSUs was $1.7 million and is expected to be recognized on a straight-line basis over a period of 29 months. For the fiscal quarter ended September 30, 2013, we recorded approximately $0.2 million of compensation expense related to the PSUs. For the period from January 1, 2013 to September 30, 2013, we recorded approximately $0.4 million of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Quarter Ended		Period from
Numerator:	September 30, 2013	September 7, 2012	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012
Income (loss) from continuing operations	$8,564	$(30,690)	$19,509	$(32,314)
Loss from discontinued operations	—	(14,089)	—	(905)
Net income (loss)	$8,564	$(44,779)	$19,509	$(33,219)
Denominator:
Weighted-average number of common shares outstanding—basic	195,546,384	187,010,360	195,455,225	174,241,316
Effect of dilutive securities:
Unvested restricted common stock	151,878	—	119,848	—
Shares related to unvested MSUs and PSUs	162,099	—	171,950	—
Weighted-average number of common shares outstanding—diluted	195,860,361	187,010,360	195,747,023	174,241,316
Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.16)	$0.10	$(0.19)
Discontinued operations	—	(0.08)	—	(0.00)
Total	$0.04	$(0.24)	$0.10	$(0.19)
Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.16)	$0.10	$(0.19)
Discontinued operations	—	(0.08)	—	(0.00)
Total	$0.04	$(0.24)	$0.10	$(0.19)

We did not include 262,461 unexercised stock appreciation rights in our calculation of diluted earnings (loss) per share for each period presented as they would be anti-dilutive.

9. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2013, in thousands:

Property	Principal Balance	Interest Rate	Maturity Date

Courtyard Manhattan / Midtown East	$41,635	8.81%	October 2014
Marriott Salt Lake City Downtown	27,401	5.50%	January 2015
Courtyard Manhattan / Fifth Avenue	49,742	6.48%	June 2016
Renaissance Worthington	54,035	5.40%	July 2015
Frenchman’s Reef & Morning Star Marriott Beach Resort	57,933	5.44%	August 2015
Marriott Los Angeles Airport	82,600	5.30%	July 2015
Orlando Airport Marriott	56,986	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	209,208	5.975%	April 2016
Hilton Minneapolis	95,557	5.464%	May 2021
JW Marriott Denver at Cherry Creek	40,056	6.47%	July 2015
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.183% at September 30, 2013)	March 2015 (1)
Westin Washington D.C. City Center	72,858	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	30,784	3.96%	April 2023
Westin San Diego	70,503	3.94%	April 2023
Debt premium (2)	633
Total mortgage debt	1,060,299

Senior unsecured credit facility	—	LIBOR + 1.90% (2.15% at September 30, 2013)	January 2017 (3)
Total debt	$1,060,299
Weighted-Average Interest Rate		5.24%
_______________________

(1)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt in 2011.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2013, 14 of our 27 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent.

The Lexington Hotel New York mortgage loan contains a financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As of September 30, 2013, the DSCR was 0.7 times, as a result of the ongoing renovation at the hotel. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall, approximately$2.0 million, into a reserve with the lender. If we do not fund the DSCR shortfall and cure the default, the loan becomes due and payable. We will fund the DSCR shortfall and cure the default during the fourth quarter of 2013. The reserve will be released back to us when the DSCR is above 1.1 times for two consecutive quarters. In addition, as of June 30, 2013, the cash trap provision was triggered on the loan.

As of September 30, 2013, we are in compliance with the covenants of our other mortgage debt.

On October 24, 2013, we entered into a new $63 million mortgage loan secured by the Salt Lake City Marriott. The new loan has a term of seven years and bears interest at a fixed rate of 4.25%. As part of the financing, we prepaid the $27.3 million mortgage loan previously secured by the hotel through defeasance, which had a maturity date of January 2015. The cost to defease the loan was approximately $1.5 million.

Senior Unsecured Credit Facility

We are party to a $200 million unsecured credit facility, which expires in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2013
Maximum leverage ratio (1)	60%	43.0%
Minimum fixed charge coverage ratio (2)	1.50x	2.36x
Minimum tangible net worth (3)	$1.857 billion	$2.267 billion
Secured recourse indebtedness (4)	Less than 50% of Total Asset Value	39%
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

(2)
Fixed charge coverage ratio is Adjusted EBITDA, defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of September 30, 2013, the unencumbered borrowing base included six properties with a borrowing base value of $366 million.

As of September 30, 2013, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.6x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.7 million for the fiscal quarters ended September 30, 2013 and September 7, 2012, respectively, and $0.7 million and $1.7 million for the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012, respectively.

10. Discontinued Operations

We sold four hotels during 2012 in two separate transactions. In March 2012, we sold a three-hotel portfolio, which consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin and in October 2012 we sold the Atlanta Westin North at Perimeter. The operating results of these hotels and the gain (loss) on the sales are reported in discontinued operations on the accompanying condensed consolidated statements of operations.

The following table summarizes the components of discontinued operations in the condensed consolidated statements of operations for the periods presented (unaudited; in thousands, except per share data):

	Quarter Ended	Period from
	September 7, 2012	January 1, 2012 to September 7, 2012
Hotel revenues	$4,129	$31,329
Hotel operating expenses	(2,890)	(23,254)
Operating income	1,239	8,075
Depreciation and amortization	(449)	(1,346)
Interest income	—	1
Interest expense	—	(2,297)
Impairment loss	(14,690)	(14,690)
(Loss) gain on sale of hotel properties	(336)	9,541
Income tax benefit (expense)	147	(189)
Loss from discontinued operations	$(14,089)	$(905)
Basic and diluted loss from discontinued operations per share	$(0.08)	$(0.00)

We have entered into an agreement to sell the 487-room Torrance Marriott South Bay to an unaffiliated third party for a contractual sales price of $74 million. The sale is expected to close during the fourth quarter of 2013, subject to the satisfaction of customary closing conditions. As of September 30, 2013, the hotel was not classified as held for sale as the buyer was still in its due diligence period and its deposit was refundable. Accordingly, the hotel is reported in continuing operations for all periods presented. Subsequent to September 30, 2013, the buyer completed its due diligence and its deposit has become non-refundable.

11. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2013 and December 31, 2012, in thousands, are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$49,356	$64,500	$53,792	$57,000
Debt	$1,060,299	$1,067,349	$988,731	$1,035,450

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

12. Commitments and Contingencies

Litigation

We are subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of our hotels and company matters. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on our financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

Performance Termination Provisions Under Management Agreements

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and decision not to cure the failure by making a cure payment. The Oak Brook Hills Marriott Resort, Orlando Airport Marriott, and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. The following are the actions we have taken as a result of these performance test failures:

•
Oak Brook Hills Marriott Resort: We terminated the management agreement effective in November 2013. We intend to enter into a short-term management agreement with another manager to operate the hotel as an independent hotel.

•	Hilton Garden Inn Chelsea/New York City: We amended the management agreement to reduce the base management fee to 2% of gross revenues for the remainder of the term.

•	Orlando Airport Marriott: We determined that no action would be taken.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). We own a portfolio of 27 premium hotels and resorts that contain 11,608 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high-quality lodging properties in North America with superior growth prospects and high barriers to entry.

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

A core tenet of our strategy is to leverage our relationships with the top internationally-recognized hotel brands. We believe that the premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. The dominant global hotel brands typically have very strong reservation and reward systems and sales organizations, and most of our hotels are operated under a brand owned by one of the top global lodging brand companies (Marriott, Starwood or Hilton). We are primarily interested in owning hotels that are currently operated under, or can be converted to, a globally-recognized brand.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of total revenues for the period from January 1, 2013 to September 30, 2013 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which is now consistent with all of our hotel managers. We continue to report our annual financial statements on a calendar year basis. Historically, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott, the manager of 14 of our hotels. Beginning in 2013, Marriott converted to reporting results based on a 12-month calendar year. Previously, Marriott's fiscal year consisted of thirteen 4-week accounting periods, ended on the Friday closest to December 31, and included twelve weeks of operations for each of the first three quarters and sixteen weeks for the fourth quarter. Accordingly, our first three quarters in 2012 ended on March 23, June 15 and September 7. In contrast, the managers of our other hotels, such as Hilton, Starwood and other independent managers, reported results on a monthly basis. Our 2012 quarterly results of operations included results from our non-Marriott-managed hotels as follows: first quarter (January to February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

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

Our Hotels

The following table sets forth certain operating information for the period from January 1, 2013 to September 30, 2013 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2012 Pro Forma RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	76.6%	$205.34	$157.32	6.9%
Los Angeles Airport Marriott	Los Angeles, California	1,004	87.8%	113.56	99.73	3.6%
Hilton Minneapolis	Minneapolis, Minnesota	821	75.0%	145.04	108.79	3.9%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	77.9%	199.77	155.57	2.6%
Lexington Hotel New York	New York, New York	725	53.7%	200.80	107.85	(42.0)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	69.9%	143.26	100.20	7.2%
Renaissance Worthington	Fort Worth, Texas	504	65.1%	171.00	111.34	0.1%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	84.1%	243.33	204.57	8.8%
Torrance Marriott South Bay	Los Angeles County, California	487	84.1%	117.06	98.49	5.6%
Orlando Airport Marriott	Orlando, Florida	485	75.1%	100.94	75.82	(1.1)%
Westin San Diego	San Diego, California	436	87.2%	154.40	134.63	10.4%
Westin Washington, D.C. City Center	Washington, D.C.	406	78.0%	189.21	147.66	1.8%
Oak Brook Hills Marriott Resort	Oak Brook, Illinois	386	61.8%	122.79	75.83	4.8%
Hilton Boston Downtown	Boston, Massachusetts	362	83.3%	221.07	184.25	5.0%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	71.8%	230.31	165.44	10.7%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	75.5%	148.05	111.73	20.4%
Courtyard Manhattan/Midtown East	New York, New York	317	80.2%	263.70	211.53	(4.2)%
Conrad Chicago	Chicago, Illinois	311	82.8%	215.81	178.75	6.8%
Bethesda Marriott Suites	Bethesda, Maryland	272	60.2%	164.37	98.88	(9.7)%
Hilton Burlington	Burlington, Vermont	258	75.3%	161.32	121.53	1.8%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.0%	240.79	195.05	13.3%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	77.3%	266.73	206.12	(12.2)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	75.8%	255.28	193.49	11.8%
Courtyard Denver Downtown	Denver, Colorado	177	84.9%	168.83	143.40	5.5%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	96.6%	223.23	215.62	11.8%
Renaissance Charleston	Charleston, South Carolina	166	87.7%	190.07	166.76	6.4%
Hotel Rex	San Francisco, California	94	84.9%	189.84	161.11	4.7%
TOTAL/WEIGHTED AVERAGE		11,608	76.5%	$177.62	$135.84	0.9%
____________________

(1)
2012 Pro Forma RevPAR reflects the operating results of our Marriott-managed hotels from January 1, 2012 to October 5, 2012 and the operating results of all other hotels, including our 2012 acquisitions, from January 1, 2012 to September 30, 2012.

2013 Highlights

Hotel Financings. We raised $102 million through two separate secured financings during the first quarter of 2013. The financings include a $31 million mortgage loan secured by The Lodge at Sonoma Renaissance Resort & Spa with a term of ten years and a fixed interest rate of 3.96% and a $71 million mortgage loan secured by the Westin San Diego with a term of ten years and a fixed interest rate of 3.94%. Principal repayments on each loan are based on a 30-year amortization schedule. The loans are property-specific and non-recourse to the Company subject to standard exceptions.

On October 24, 2013, we entered into a new $63 million mortgage loan secured by the Salt Lake City Marriott. The new loan has a term of seven years and bears interest at a fixed rate of 4.25%. As part of the financing, we prepaid the $27.3 million mortgage loan previously secured by the hotel through defeasance, which had a maturity date of January 2015. The cost to defease the loan was approximately $1.5 million.

Allerton Loan. We closed on the settlement of the bankruptcy and related litigation involving our senior mortgage loan secured by the Allerton Hotel, receiving a $5.0 million principal payment and a new $66.0 million mortgage loan. We received an additional principal payment of $1.5 million in May 2013.

Non-Core Hotel Disposition. We have entered into an agreement to sell the 487-room Torrance Marriott South Bay to an unaffiliated third party for a contractual sales price of $74 million. The sale is expected to close during the fourth quarter of 2013, subject to the satisfaction of customary closing conditions.

Chief Operating Officer. John L. Williams retired from his position as President and Chief Operating Officer of the Company effective May 1, 2013. In connection with his retirement, we recorded a severance cost of approximately $3.1 million during the first quarter, which is reflected in corporate expenses on the accompanying condensed consolidated statement of operations for the period from January 1, 2013 to September 30, 2013. On April 1, 2013, Robert Tanenbaum joined the Company as Executive Vice President, Asset Management and was appointed Chief Operating Officer effective May 1, 2013.

Results of Operations

Comparison of the Quarter Ended September 30, 2013 to the Quarter Ended September 7, 2012 (As Adjusted, except where otherwise noted)

Our results of operations for the quarter ended September 30, 2013 are not comparable to the fiscal quarter ended September 7, 2012 due to the change in our reporting periods as discussed above. However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 results and operating statistics on a comparable basis of reporting, which we refer to as “2012 As Adjusted” results. The financial information for the 2012 As Adjusted quarter presented herein was calculated based on our actual reported operating results for the quarter ended September 7, 2012 period adjusted as follows:

•
Exclude revenues and operating expenses for the full calendar month of June 2012 for the 14 hotels not operated by Marriott that previously were included in our results of operations for the third quarter of 2012,

•
Include the revenues and operating expenses for the full calendar month of September 2012 for the same 14 hotels as these results were originally included in our results of operations for the fourth quarter of 2012, and

•
Include the revenues and operating expenses for the period from September 8, 2012 to October 5, 2012 for the 13 hotels operated by Marriott that previously were included in our results of operations for the fourth quarter of 2012.

	Revenues	Hotel Operating Expenses
	(in millions)
Quarter ended September 7, 2012 (As Reported)	$183.9	$135.3
Less: June 2012 operations for non-Marriott-managed hotels	(30.6)	(20.2)
Add: September 2012 operations for non-Marriott-managed hotels	35.7	23.9
Add: September 8, 2012 to October 5, 2012 operations for Marriott-managed hotels	35.4	24.5
Quarter ended September 7, 2012 (As Adjusted)	$224.4	$163.5

The year-over-year comparability of our third quarter results is significantly impacted by the change in our reporting calendar. For our Marriott managed hotels, the quarter ended September 30, 2013 includes 20 fewer days than the quarter ended September 7, 2012 As Adjusted. In addition, our results of operations for the quarter ended September 30, 2013 were negatively impacted by the renovation at the Lexington Hotel New York. The renovation disruption was largely driven by displaced occupancy from the rooms out of service, as approximately 29,000 room nights were displaced during the quarter.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Quarter Ended
	September 30, 2013	September 7, 2012 As Adjusted	% Change
Rooms	$150.1	$161.8	(7.2)%
Food and beverage	47.5	49.7	(4.4)%
Other	13.0	12.9	0.8%
Total revenues	$210.6	$224.4	(6.1)%

Our total revenues for the quarter ended September 30, 2013 decreased $13.8 million from the quarter ended September 7, 2012 As Adjusted. Excluding the impact of our 2012 acquisitions, our total revenues decreased $18.8 million, or 8.3 percent, which is partially attributable to the 20 fewer days in the quarter ended September 30, 2013 as compared to the quarter ended September 7, 2012 As Adjusted for our 13 Marriott-managed hotels. Additionally, the decrease in revenue is partially attributable to renovation disruption at the Lexington Hotel New York, which displaced approximately 29,000 room nights during the quarter ended September 30, 2013.

The following pro-forma key hotel operating statistics for the quarters ended September 30, 2013 and September 7, 2012 As Adjusted include the prior year operating statistics for the comparable period to our 2013 ownership period.

	Quarter Ended
	September 30, 2013	September 7, 2012 As Adjusted	% Change
Occupancy %	79.5%	80.8%	(1.3) percentage points
ADR	$177.42	172.67	2.8%
RevPAR	$141.03	139.54	1.1%

The increase in RevPAR was driven by a 2.8% growth in ADR, partially offset by a 1.3 percentage point decrease in occupancy. The decrease in occupancy is primarily due to the renovation disruption at the Lexington Hotel New York.

Food and beverage revenues decreased $2.2 million from the quarter ended September 7, 2012 As Adjusted. Excluding the impact of our 2012 acquisitions, food and beverage revenues decreased $2.7 million at our comparable hotels, which is partially attributable to the 20 fewer days in the quarter ended September 30, 2013 as compared to the quarter ended September 7, 2012 As Adjusted for our 13 Marriott-managed hotels. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $0.1 million, or 0.8 percent.

Hotel operating expenses. The operating expenses consist of the following (in millions):

	Quarter Ended
	September 30, 2013	September 7, 2012 As Adjusted	% Change
Rooms departmental expenses	$40.5	$42.5	(4.7)%
Food and beverage departmental expenses	34.6	36.1	(4.2)
Other departmental expenses	5.9	6.3	(6.3)
General and administrative	17.0	17.6	(3.4)
Utilities	8.0	8.0	—
Repairs and maintenance	9.4	9.7	(3.1)
Sales and marketing	17.6	18.8	(6.4)
Base management fees	5.1	5.7	(10.5)
Incentive management fees	2.1	2.0	5.0
Property taxes	10.4	9.7	7.2
Other fixed charges	3.2	3.0	6.7
Ground rent—Contractual	2.1	2.2	(4.5)
Ground rent—Non-cash	1.6	1.9	(15.8)
Total hotel operating expenses	$157.5	$163.5	(3.7)%

Our hotel operating expenses decreased $6.0 million, or 3.7 percent, from the quarter ended September 7, 2012
As Adjusted. Excluding the impact of our 2012 acquisitions, hotel operating expenses decreased $9.2 million, or 5.7 percent. The decrease at our comparable hotels is primarily due to the 20 fewer days in the quarter ended September 30, 2013 as compared to the quarter ended September 7, 2012 As Adjusted for our 13 Marriott-managed hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $3.6 million from the quarter ended September 7, 2012 (as reported). The increase is primarily due to significant capital improvements at our New York City hotels and eight additional days in the quarter ended September 30, 2013 as compared to the quarter ended September 7, 2012 (as reported) for our comparable hotels.

Impairment losses. During the quarter ended September 7, 2012, we recorded impairment losses of $30.4 million related to the Oak Brook Hills Marriott Resort. No impairment loss was recorded during the quarter ended September 30, 2013.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.3 million, from $6.2 million for the quarter ended September 7, 2012 (as reported) to $4.9 million for the quarter ended September 30, 2013. The decrease in corporate expenses is due primarily to lower legal fees as a result of the settlement of the Allerton bankruptcy proceedings and related litigation in early 2013.

Hotel acquisition costs. Hotel acquisition costs incurred during the quarter ended September 7, 2012 (as reported) were primarily related to the acquisition of four hotels in July 2012.

Interest expense. Our interest expense was $14.5 million and $12.7 million for the quarters ended September 30, 2013 and September 7, 2012 (as reported), respectively, and is comprised of the following (in millions):

	Quarter Ended
	September 30, 2013	September 7, 2012
Mortgage debt interest	$14.0	$11.3
Credit facility interest and unused fees	0.2	0.7
Amortization of deferred financing costs and debt premium	0.7	0.7
Capitalized interest	(0.4)	(0.2)
Interest rate cap fair value adjustment	0.0	0.2
	$14.5	$12.7

The increase in interest expense for the quarter ended September 30, 2013 as compared to the quarter ended September 7, 2012 is primarily due to the three new mortgage loans we entered into in late 2012 and early 2013. As of September 30, 2013, we had property-specific mortgage debt outstanding on 14 of our hotels. Most of our mortgage debt is fixed-rate secured debt, bearing interest at rates ranging from 3.94 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of September 30, 2013, we had no outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of September 30, 2013 was 5.24 percent.

Interest income. Interest income increased $1.6 million from the quarter ended September 7, 2012 (as reported) to the quarter ended September 30, 2013. The increase is primarily due to the restructuring of the Allerton Loan for which we began recognizing interest income on during the first quarter 2013.

Discontinued operations. Loss from discontinued operations of $14.1 million for the quarter ended September 7, 2012 (as reported) represents the results of operations for the Atlanta Westin North at Perimeter, which was sold in October 2012. We recorded an impairment charge of $14.7 million as a result of classifying the Atlanta Westin North as held for sale during the quarter ended September 7, 2012.

Income taxes. We recorded income tax expense on continuing operations of $0.6 million for the quarter ended September 30, 2013 and income tax benefit of $0.9 million for the quarter ended September 7, 2012 (as reported). The third quarter 2013 income tax expense includes $0.9 million of income tax expense incurred on the $2.2 million pre-tax income from continuing operations of our taxable REIT subsidiary, or TRS, $0.4 million of foreign income tax benefit incurred on the $1.9 million pre-tax loss of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes. The third quarter 2012 income tax benefit includes $0.9 million of income tax benefit incurred on the $2.2 million pre-tax loss from continuing operations of our TRS for the quarter ended September 7, 2012, $0.1 million of foreign income tax benefit incurred on the $0.5 million pre-tax loss of the TRS that owns Frenchman's Reef, offset by $0.1 million of state franchise taxes.

Comparison of the Period from January 1, 2013 to September 30, 2013 to the Period from January 1, 2012 to September 7, 2012 (As Adjusted, except where otherwise noted)

Our results of operations for the period from January 1, 2013 to September 30, 2013 are not comparable to the period from January 1, 2012 to September 7, 2012 due to the change in our reporting periods as discussed above. However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 results and operating statistics on a comparable basis of reporting, which we refer to as “2012 As Adjusted” results. The financial information for the period from January 1, 2012 to September 7, 2012 As Adjusted presented herein was calculated based on our actual reported operating results for the period from January 1, 2012 to September 7, 2012 adjusted as follows:

•
Include the revenues and operating expenses for the 14 hotels not operated by Marriott for the full calendar month of September 2012 that previously were excluded from our results of operations for the period from January 1, 2012 to September 7, 2012 and

•
Include the revenues and operating expenses for the period from September 8, 2012 to October 5, 2012 for the 13 hotels operated by Marriott that previously were excluded from our results of operations for the period from January 1, 2012 to September 7, 2012.

	Revenues	Hotel Operating Expenses
	(in millions)
Period from January 1, 2012 to September 7, 2012 (As Reported)	$483.2	$364.6
Add: September 2012 operations for Non-Marriott-managed hotels	35.7	23.9
Add: September 8, 2012 to October 5, 2012 operations for Marriott-managed hotels	35.4	24.5
Period from January 1, 2012 to September 7, 2012 (As Adjusted)	$554.3	$413.0

Our results of operations for the period from January 1, 2013 to September 30, 2013 were negatively impacted by the renovations at three of our New York City hotels, the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue. The renovation disruption was largely driven by displaced occupancy from the rooms out of service, as approximately 84,000 room nights were displaced in the nine months ended September 30, 2013. In addition, the Lexington Hotel New York was further impacted by an electrical incident that caused the hotel to close for six days due to a loss of electrical power during the second quarter 2013.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Period from
	January 1, 2013 to September 30, 2013	January 1, 2012 to September, 2012 As Adjusted	% Change
Rooms	$429.0	$388.9	10.3%
Food and beverage	149.7	133.9	11.8%
Other	37.4	31.5	18.7%
Total revenues	$616.1	$554.3	11.1%

Our total revenues increased $61.8 million from the period from January 1, 2012 to September 7, 2012 As Adjusted, which includes $55.0 million of revenues contributed by the five hotels we acquired during 2012. Excluding the impact of our 2012 acquisitions, our total revenues increased $6.8 million, or 1.2 percent, at our comparable hotels. The following pro-forma key hotel operating statistics for the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012 As Adjusted include the prior year operating statistics for the comparable period to our 2013 ownership period.

	Period from
	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012 As Adjusted	% Change
Occupancy %	76.5%	78.1%	(1.6) percentage points
ADR	$177.62	$172.19	3.2%
RevPAR	$135.84	$134.51	1.0%

The increase in RevPAR is driven by a 3.2% growth in ADR, offset by a 1.6 percentage point decrease in occupancy. The decrease in occupancy is primarily due to the renovations during 2013 at the Lexington Hotel New York, Courtyard Manhattan/Midtown East, and Courtyard Fifth Avenue.

Food and beverage revenues increased $15.8 million from the the period from January 1, 2012 to September 7, 2012 As Adjusted, which includes $7.6 million of food and beverage revenues contributed by the five hotels we acquired during 2012. The remaining increase of $8.2 million at our comparable hotels was primarily driven by both higher banquet revenue and outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $5.9 million, which includes $3.2 million of other revenues contributed by the five hotels we acquired during 2012. The remaining increase of $2.7 million at our comparable hotels was primarily driven by the implementation of a resort fee at Frenchman's Reef as well as attrition and cancellation fees.

Hotel operating expenses. The operating expenses consist of the following (in millions):

	Period from
	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012 As Adjusted	% Change
Rooms departmental expenses	$116.1	$104.8	10.8%
Food and beverage departmental expenses	106.5	96.5	10.4
Other departmental expenses	17.6	15.2	15.8
General and administrative	48.9	44.9	8.9
Utilities	22.2	19.9	11.6
Repairs and maintenance	28.2	24.7	14.2
Sales and marketing	50.8	44.6	13.9
Base management fees	14.9	14.3	4.2
Incentive management fees	4.6	3.7	24.3
Property taxes	31.3	25.1	24.7
Other fixed charges	8.9	8.2	8.5
Ground rent—Contractual	6.4	6.1	4.9
Ground rent—Non-cash	4.9	5.0	(2.0)
Total hotel operating expenses	$461.3	$413.0	11.7%

Our hotel operating expenses increased $48.3 million, or 11.7 percent, from the period from January 1, 2012 to September 7, 2012 As Adjusted to the period from January 1, 2013 to September 30, 2013, which includes $36.9 million of hotel operating expenses contributed by the five hotels we acquired during 2012. The remaining increase of $11.4 million, or 2.8 percent, at our comparable hotels is primarily due to higher food and beverage costs and higher departmental costs, driven primarily by higher wages and benefits, as well as increased support costs, specifically repairs and maintenance and administrative costs. Property taxes at our comparable hotels increased approximately $2.5 million, which is primarily due to significant increases in the county property tax rates at the Chicago Marriott and Chicago Conrad.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $17.5 million from the period from January 1, 2012 to September 7, 2012 (as reported). The increase is primarily due to $11.1 million in depreciation expense from the five hotels acquired in 2012 and 22 additional days in the period from January 1, 2013 to September 30, 2013 as compared to the period from January 1, 2012 to September 7, 2012 for our comparable hotels.

Impairment losses. During the period from January 1, 2012 to September 7, 2012, we recorded an impairment loss of $0.5 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. We also recorded impairment losses of $30.4 million related to the Oak Brook Hills Marriott Resort. No impairment loss was recorded during the period from January 1, 2013 to September 30, 2013.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $2.4 million, from $15.7 million for the period from January 1, 2012 to September 7, 2012 (as reported) to $18.1 million for the period from January 1, 2013 to September 30, 2013. The increase in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the retirement of our President and Chief Operating Officer in the first quarter of 2013 as well as increased employee-related costs, partially offset by lower legal fees as a result of the settlement of the Allerton bankruptcy proceedings and related litigation in early 2013.

Hotel acquisition costs. Hotel acquisition costs incurred during the period from January 1, 2012 to September 7, 2012 were primarily related to the acquisition of four hotels, completed on July 12, 2012.

Interest expense. Our interest expense was $42.5 million and $36.7 million for the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012 (as reported), respectively, and is comprised of the following (in millions):

	Period from
	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012
Mortgage debt interest	$40.8	$33.2
Credit facility interest and unused fees	0.7	1.7
Amortization of deferred financing costs and debt premium	2.0	1.7
Capitalized interest	(1.1)	(0.7)
Interest rate cap fair value adjustment	0.1	0.8
	$42.5	$36.7

The increase in interest expense for the period from January 1, 2013 to September 30, 2013 as compared to the period from January 1, 2012 to September 7, 2012 (as reported) is primarily due to three new mortgage loans we entered into in late 2012 and early 2013, partially offset by lower credit facility borrowings and interest rate cap fair value adjustments.

Interest income. Interest income increased $4.3 million from the period from January 1, 2012 to September 7, 2012 (as reported) to the period from January 1, 2013 to September 30, 2013. The increase is primarily due to the restructuring of the Allerton Loan for which we commenced to recognize interest income beginning in the first quarter 2013.

Discontinued operations. Loss from discontinued operations of $0.9 million for the period from January 1, 2012 to September 7, 2012 (as reported) represents the results of operations of a three-hotel portfolio sold in March 2012 and the results of operations for the Atlanta Westin North at Perimeter, which was sold in October 2012. We recorded a gain on the sale of $9.5 million for the three-hotel portfolio sold during the period from January 1, 2012 to September 7, 2012. We also recorded an impairment charge of $14.7 million as a result of classifying the Atlanta Westin North as held for sale during the third quarter 2012.

Income taxes. We recorded an income tax benefit on continuing operations of $0.9 million and $5.0 million for the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012 (as reported), respectively. The income tax benefit for the period from January 1, 2013 to September 30, 2013 includes $1.7 million of income tax benefit incurred on the $4.2 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, offset by $0.6 million of foreign income tax expense incurred on the $3.0 million pre-tax income of the TRS that owns Frenchman's Reef, and further offset by $0.2 million of state franchise taxes. The income tax benefit for the period from January 1, 2012 to September 7, 2012 includes $5.6 million of income tax benefit incurred on the $14.0 million pre-tax loss from continuing operations of our TRS, offset by $0.4 million of foreign income tax expense incurred on the $2.9 million pre-tax income of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including the funding of our $140 million capital expenditure program for 2013 and early 2014, funding of share repurchases, if any, and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements.

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

The Lexington Hotel New York mortgage contains a financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement ("DSCR"), of 1.1 times. As of September 30, 2013, the DSCR was 0.7 times, as a result of the ongoing renovation at the hotel. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall, approximately $2.0 million, into a reserve with the lender. If we do not fund the DSCR shortfall and cure the default, the loan becomes due and payable. We will fund the DSCR shortfall and cure the default during the fourth quarter of 2013. The reserve will be released back to us when the DSCR is above 1.1 times for two consecutive quarters.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2013, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.24% and a weighted average maturity date of approximately 3.7 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our $200 million senior unsecured credit facility and 13 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of September 30, 2013, we had no outstanding borrowings under our senior unsecured credit facility.

Senior Unsecured Credit Facility

We are party to a five-year, $200 million unsecured credit facility expiring in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2013
Maximum leverage ratio (1)	60%	43.0%
Minimum fixed charge coverage ratio (2)	1.50x	2.36x
Minimum tangible net worth (3)	$1.857 billion	$2.267 billion
Secured recourse indebtedness (4)	Less than 50% of Total Asset Value	39%
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

(2)
Fixed charge coverage ratio is Adjusted EBITDA, which is defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12 month period.

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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of September 30, 2013, the unencumbered borrowing base included 6 properties with a borrowing base value of over $366 million.

As of September 30, 2013, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.6x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.7 million for the fiscal quarters ended September 30, 2013 and September 7, 2012, respectively, and $0.7 million and $1.7 million for the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 7, 2012, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt and our credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of September 30, 2013, we had $43.4 million of unrestricted corporate cash, $86.6 million of restricted cash, and $200 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $100.2 million for the period from January 1, 2013 to September 30, 2013. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $86.7 million for the period from January 1, 2013 to September 30, 2013 primarily as a result of capital expenditures at our hotels of $75.3 million and funding of a lender-held property improvement plan reserve for the Westin San Diego of $11.7 million, additional $5.0 million deposit on the hotel in development in Times Square, offset by $6.6 million of principal payments on the Allerton Loan.

Our net cash provided by financing activities was $20.3 million for the period from January 1, 2013 to September 30, 2013 and consisted primarily of $102.0 million of loan proceeds from the financings of The Lodge at Sonoma and the Westin San Diego, offset by net repayments on our senior unsecured credit facility of $20 million, $49.0 million of dividend payments, $2.0 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, as well as $10.2 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2013 will be proceeds from the sale of the Torrance Marriott South Bay and the new Salt Lake City Marriott mortgage loan, and the net cash flow from hotel operations. We expect our estimated uses of cash for the year ending December 31, 2013 will be comprised of the defeasance of the Salt Lake City mortgage loan, capital expenditures, as more fully described below, regularly scheduled debt service payments, and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2013 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2013, we have set aside $74.2 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

During 2013, we commenced or plan to commence approximately $140 million of capital improvements, which will be funded from existing corporate cash and cash flows from hotel operations, as well as from existing reserves. We spent approximately $75.3 million on capital improvements during the period from January 1, 2013 to September 30, 2013. Our significant projects in the capital expenditure program include the following:

•
Lexington Hotel New York: We completed our comprehensive renovation of the Lexington Hotel New York during October 2013, with all 725 guestrooms available for sale. The hotel joined Marriott's Autograph Collection in August 2013.

•
Manhattan Courtyards. We completed the renovation of the guestrooms, corridors and guest bathrooms at the Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue during the second quarter of 2013. The renovation scope at the Courtyard Midtown East also included the public space and the addition of five new guest rooms.

•	Westin Washington D.C.: A comprehensive $17 million renovation commenced in October 2013 and is expected to be completed in early 2014.

•	Westin San Diego: A comprehensive $14.5 million renovation commenced in October 2013 and is expected to be completed in early 2014.

•	Hilton Minneapolis: A $13 million renovation of the guest rooms, guest bathrooms and corridors is expected to commence in November 2013 and be completed in early 2014.

•	Hilton Boston Downtown: A $7 million renovation of the guest rooms, corridors, public areas, and meeting space commenced in October 2013 and is expected to be completed in early 2014.

•	Hilton Burlington: A $6 million renovation of the lobby, corridors, guest rooms and outdoor space is expected to commence in November 2013 and be completed in early 2014.

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

•
Gains or Losses from Early Extinguishment of Debt: We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe they do not accurately reflect the underlying performance of the Company.

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

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, pre-opening costs, contract termination fees and severance costs. In 2012, we excluded the franchise termination fee paid to Radisson and, in 2013, we excluded the severance costs associated with the retirement of our Chief Operating Officer.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Quarter Ended		Period from
	September 30, 2013	September 7, 2012	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012

Net income (loss)	$8,564	$(44,779)	$19,509	$(33,219)
Interest expense(1)	14,471	12,732	42,511	39,007
Income tax expense (benefit) (2)	593	(1,063)	(944)	(4,803)
Real estate related depreciation and amortization(3)	26,254	23,060	80,280	64,149
EBITDA	49,882	(10,050)	141,356	65,134
Non-cash ground rent	1,700	1,515	5,111	4,621
Non-cash amortization of favorable and unfavorable contracts, net	(354)	(432)	(1,063)	(1,296)
Loss (gain) on sale of hotel properties	—	476	—	(9,541)
Gain on early extinguishment of debt	—	—	—	(144)
Acquisition costs	23	8,314	46	10,345
Reversal of previously recognized Allerton income	(291)	—	(872)	—
Allerton loan legal fees	—	1,106	—	2,017
Franchise termination fee	—	—	—	750
Impairment losses(4)	—	45,066	—	45,534
Severance costs	—	—	3,065	—
Adjusted EBITDA	$50,960	$45,995	$147,643	$117,420
_____________

(1)	Includes $2.3 million of interest expense reported in discontinued operations for the period from January 1, 2012 to September 7, 2012.
(2)
Includes $0.1 million of income tax expense reported in discontinued operations for the quarter ended September 7, 2012 and $0.2 million of income tax expense reported in discontinued operations for the period from January 1, 2012 to September 7, 2012.

(3)
Includes $0.4 million of depreciation expense reported in discontinued operations for the quarter ended September 7, 2012 and $1.3 million of depreciation expense reported in discontinued operations for the period from January 1, 2012 to September 7, 2012.

(4)	Includes impairment losses of $14.7 million reported in discontinued operations in the quarter ended September 7, 2012 and the period from January 1, 2012 to September 7, 2012.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Quarter Ended		Period from
	September 30, 2013	September 7, 2012	January 1, 2013 to September 30, 2013	January 1, 2012 to September 7, 2012

Net income (loss)	$8,564	$(44,779)	$19,509	$(33,219)
Real estate related depreciation and amortization(1)	26,254	23,060	80,280	64,149
Impairment losses(2)	—	45,066	—	45,534
Loss (gain) on sale of hotel properties	—	476	—	(9,541)
FFO	34,818	23,823	99,789	66,923
Non-cash ground rent	1,700	1,515	5,111	4,621
Non-cash amortization of unfavorable contracts, net	(354)	(432)	(1,063)	(1,296)
Gain on early extinguishment of debt	—	—	—	(144)
Acquisition costs	23	8,314	46	10,345
Reversal of previously recognized Allerton income	(291)	—	(872)	—
Allerton loan legal fees	—	1,106	—	2,017
Franchise termination fee	—	—	—	750
Severance costs	—	—	3,065	—
Fair value adjustments to debt instruments	(42)	98	(233)	499
Adjusted FFO	$35,854	$34,424	$105,843	$83,715
___________

(1)
Includes $0.4 million of depreciation expense reported in discontinued operations for the quarter ended September 7, 2012 and $1.3 million of depreciation expense reported in discontinued operations for the period from January 1, 2012 to September 7, 2012.

(2)	Includes impairment losses of $14.7 million reported in discontinued operations in the quarter ended September 7, 2012 and the period from January 1, 2012 to September 7, 2012.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2013 was $1.1 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

We are subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of our hotels and company matters. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on our financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2013	—		$—	$100,000
August 1 - August 31, 2013	—		$—	$100,000
September 1 - September 30, 2013	—		$—	$100,000
____________________

(1)	Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(2)	Represents amounts outstanding under the Company's $100,000,000 share repurchase program. There is no scheduled expiration date to this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 8, 2013

/s/ Sean M. Mahoney	/s/ William J. Tennis
Sean M. Mahoney	William J. Tennis
Executive Vice President and	Executive Vice President,
Chief Financial Officer	General Counsel and Corporate Secretary
(Principal Financial and Accounting Officer)