Form 10-K
period 2013-12-31
DiamondRock Hospitality Co
filed 2014-02-25
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2013, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.8 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 195,470,791 shares of its $0.01 par value common stock outstanding as of February 25, 2014.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013, are incorporated by reference in Part III herein.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT) for federal income tax purposes. As of December 31, 2013, we owned a portfolio of 26 premium hotels and resorts that contain 11,121 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

We differentiate ourselves from our competitors by adhering to three basic principles in executing our strategy:

•	owning high-quality urban and destination resort hotels;

•	implementing innovative asset management strategies; and

•	maintaining a conservative capital structure.

Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”)).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality.

We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize the stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and being open and transparent in our communications with stockholders.

High Quality Urban and Destination Resort Hotels

As of December 31, 2013, we owned 26 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

We have been executing on our strategy to elevate and enhance our hotel portfolio by actively recycling capital early in the recovery phase of this lodging cycle. Our efforts have led to the repositioning of our portfolio through the acquisition of $1.3 billion of urban hotels that align with our strategic goals while disposing of more than $375 million in slower-growth, non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as New York, San Francisco, Boston, Denver, Washington D.C. and San Diego. As a result, over 85% of our portfolio EBITDA is currently derived from core urban and resort hotels. Our capital recycling program over the past three years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

Moreover, the primary focus of our acquisitions over the past three years was on hotels that we believe presented unique value-add opportunities, such as repositioning through a change in brand or comprehensive renovation or changing the third-party hotel manager to a more efficient operator. For example, we executed a $140 million capital expenditure program in 2013, which included major capital investments at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Westin Washington D.C. City Center, Westin San Diego, Hilton Boston Downtown, and Hilton Minneapolis.

We leverage some of the leading global hotel brands with all but two of our hotels flagged under a brand owned by Marriott, Hilton or Starwood. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. We are primarily interested in owning hotels that are currently operated under, or can be converted to, a globally-recognized brand. We would also consider opportunities to acquire other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We engage in a process of regular evaluations of the hotels in our portfolio in order to determine if there are opportunities to employ these value-add strategies.

We realized numerous asset management achievements in 2013, including: the execution of a $140 million capital expenditure program; the implementation of asset management strategies in order to improve hotel revenues and contain costs; and proactively managing the third-party managers at each of our properties to maximize hotel operating performance. Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including adding new resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third party operators, converting unused space to revenue-generating meeting space, and implementing programs to reduce energy usage.

Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants. We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor to manage each of our hotels pursuant to a management agreement with one of our subsidiaries. We strive to negotiate management agreements that give us the right to exert influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-st anding professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of the hotels in our portfolio that they manage.

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no corporate level debt, preferred equity, or convertible bonds. Moreover, we have significant balance sheet flexibility with no outstanding borrowings under our $200 million senior unsecured credit facility as of December 31, 2013, as well as approximately half of our hotels being unencumbered by mortgage debt. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

We believe our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe lower leverage benefits us in the following ways:

•	provides capacity to fund attractive early-cycle acquisitions;

•	provides optionality to fund acquisitions with the most efficient funding source;

•	enhances our ability to maintain a sustainable dividend;

•	enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•	provides capacity to fund late-cycle capital needs.

Our current debt outstanding consists primarily of fixed interest rate mortgage debt. We have no outstanding borrowings under our senior unsecured credit facility, which bears interest at what we believe is an attractive floating rate. We prefer that a significant portion of our portfolio remains unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

We have mortgage debt maturities that start in late 2014, with significant maturities in 2015 (approximately $230 million) and 2016 (approximately $305 million). We anticipate addressing these maturities, as well as other capital needs, with a combination of the following:

•	refinancing proceeds on existing encumbered hotels;

•	borrowing capacity on our existing unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	capacity under our $200 million senior unsecured credit facility; and

•	annual cash flow from operations.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We structure our hotel acquisitions to be straightforward and fit within our conservative capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. We have been successful in acquiring, financing and asset managing our hotels, and complying with the complex public company accounting and legal requirements with 22 employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices. We believe that we have among the most transparent disclosures in the industry and we consistently go beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels, enabling our investors to effectively evaluate our successes and challenges. Finally, we consider our corporate governance practices to be sound in that we have a majority-independent Board of Directors elected annually by our stockholders and our officers and directors are subject to stock ownership policies designed to insure that these persons own a meaningful amount of stock in the Company.

As of December 31, 2013, we owned 26 hotels that contain 11,121 hotel rooms, located in 19 different markets in North America and the U.S. Virgin Islands. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion, which is expected during 2014, a 282-room hotel under development in New York City.

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

Prior to closing any property acquisition, we obtain Phase I environmental assessments in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information regarding past uses of the property. These assessments generally do not include soil sampling, subservice investigations, comprehensive asbestos surveys or mold investigations. We cannot be assured that these assessments will discover every environmental condition that may be present on a property. Material environmental condition, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future; and future laws, ordinances or regulations may impose material additional environmental liability.

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

During 2012, we commissioned the preparation of the Company's first bi-annual Environmental, Social and Governance Report (the “Sustainability Report”) to comprehensively analyze sustainability performance indicators (including energy, water, waste, and greenhouse gas emissions) captured during 2011. The Sustainability Report highlights the Company's dedication to sustainability initiatives and stockholder returns through the implementation of programs designed to reduce energy consumption and increase profitability at our hotels. A copy of the Sustainability Report can be found on the Company's website at www.drhc.com in the Investor Relations section. We anticipate issuing our next Sustainability Report in 2014. The information included in, referenced to, or otherwise accessible through the Sustainability Report or our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

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

Employees

As of December 31, 2013, we employed 22 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront Hotel, Hilton Boston Downtown and Hilton Minneapolis are currently represented by labor unions and are subject to collective bargaining agreements.

ADA Regulation

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of architectural barriers to access by individuals with disabilities in areas of our properties. We believe that our properties are in substantial compliance with the ADA. However, noncompliance with the ADA could result in payment of civil penalties, damages, and attorneys' fees and costs. The obligation to comply with the ADA is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard.

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

Most of our hotel management agreements and mortgage agreements provide that we are responsible for obtaining and maintaining property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an "earthquake prone zone" as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels and the hotel manager is responsible for obtaining general liability insurance, workers' compensation and employer's liability insurance.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or New York Stock Exchange (the "NYSE"). Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the Company's SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

DiamondRock Hospitality Company is traded on the NYSE, under the symbol “DRH”.

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

We own hotels, a very different asset class from many other REITs. A typical office REIT, for example, has long-term leases with third party tenants, which provide a relatively stable long-term stream of revenue. Our TRS, on the other hand, does not enter into a lease with a hotel manager. Instead, our TRS engages the hotel manager pursuant to a management agreement and pays the manager a fee for managing the hotel. The TRS receives all the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, our earnings may be highly volatile.

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

During 2013, approximately 64% of our income from continuing operations were derived from our hotels in five major cities (New York City, Boston, Chicago, Denver, and Los Angeles) and three destination resorts (Frenchman's Reef, Vail Marriott, and the Lodge at Sonoma). As such, the operations of these hotels - particularly the operations of our New York City properties - will have a material impact on our overall results of operations. This concentration in our portfolio exposes our business to economic conditions unique to these markets and may result in increased volatility in our results of operations. If lodging fundamentals in any of these cities are poor compared to the United States as a whole, the popularity of any of these destination resorts decreases, or a manmade or natural disaster or casualty or other damage occurs in any of these areas, our overall results of operations may be adversely affected.

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

Our entire business is related to the lodging industry. The performance of the lodging industry has historically been linked to key macroeconomic indicators, such as U.S. gross domestic product, or GDP, growth, employment, corporate earnings and investment, and travel demand. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will continue to experience improving economic fundamentals in the future. However, in the event conditions in the industry do not continue to improve as we expect, or deteriorate, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors may have a negative effect on the lodging industry and adversely impact our revenues and profitability.

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

In particular, over 9,000 rooms are expected to be added to the Manhattan hotel market by the end of 2015, increasing the existing supply by over 10%. Although much of the anticipated increase in supply is not expected to be located in the specific sub-markets of Manhattan where we currently own hotels, the operating performance of our Manhattan hotels may be impacted by the addition of this new supply.

Additionally, over 1,500 new hotel rooms are anticipated to open in downtown Chicago before the end of 2015, representing a supply increase of approximately 4% in the downtown Chicago market. An increase in the number of rooms available in the downtown Chicago market could negatively impact the operating performance of our downtown Chicago hotels. In addition, Marriott has signed an agreement to manage the 1,200-room Chicago Marriott Marquis, to be built next to the McCormick Place Convention Center. The hotel, which is expected to open in 2017, could have a material impact on the operations of our Chicago Marriott.

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

•construction cost overruns and delays;

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

•disputes with franchisors/hotel managers regarding compliance with relevant management/franchise agreements.

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

Frenchman's Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990's and since then has been damaged by subsequent hurricanes, including Hurricane Earl in 2010. While we maintain insurance against wind damage in an amount we believe is customarily obtained for or by hotel owners, Frenchman's Reef has a $6.4 million deductible if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $6.4 million caused by a named windstorm event. While we cannot predict whether there will be another hurricane that will impact this hotel, if there were, then it could have a material adverse affect on the operations of this hotel. Further, in the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of the hotel. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman's Reef, as well as the anticipated future revenue and profits of this hotel. In that event, we might nevertheless remain obligated for mortgage debt related to Frenchman's Reef. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

Part of a renovation and repositioning program completed in 2011 included a redesign to the mechanical plant to allow the hotel to generate its own electricity in order to significantly reduce both the kilowatt hour consumption and the cost per kilowatt hour; however, the hotel still depends on oil to generate electricity. If the price of oil were to increase, the cost to generate electricity would likely increase dramatically and this would have a significant impact on the results of operation at the hotel. Also, if the hotel's self-generation system fails, the hotel would be forced to utilize service from local utility providers which are prone to disruptions, including power outages from time to time. Such disruptions could adversely affect occupancy rates, revenues and profits at the hotel.

Frenchman's Reef benefits from a tax holiday, which permits us to pay income taxes at 19 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands, as well as reduced rates for both property and gross receipts taxes. The tax holiday expires in February 2015 and there can be no assurance that such tax exemptions or similar exemptions will be secured at the expiration of the tax holiday.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Five of our hotels (the Los Angeles Airport Marriott, The Lodge at Sonoma, a Renaissance Resort & Spa, the Westin San Diego, the Hotel Rex, and the Renaissance Charleston Historic District) are located in areas that are seismically active and, as noted above, Frenchman's Reef is located in an area of the Caribbean that has, and will continue, to experience many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston and Los Angeles. These hotels are material to our financial results, having constituted approximately 68% of our total revenues in 2013. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of diseases, such as H1N1, SARS, the avian bird flu or Legionnaires disease, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. We cannot assure you that such coverage will continue to be available at reasonable rates or with reasonable deductibles. For example, Frenchman's Reef & Morning Star Marriott Beach Resort has a high deductible if it is damaged due to a named wind storm. Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

We are party to a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. The hotel is expected to contain 282 guest rooms and be completed during the summer of 2014. We are exposed to the risk that the third-party developer will fail to substantially complete the development of the hotel in accordance with the contractual scope or that the developer defaults under another obligation set forth in the purchase and sale agreement with us. We are also exposed to the risk that the developer will default on an obligation to a lender, which may have a security interest in the property senior to us. Although we currently expect that we will have the funds available to purchase the hotel, there is a risk that at or prior to such time as our obligation to purchase the hotel comes due, we may not have sufficient funds to acquire the hotel from the seller, or debt or equity capital may not be available on reasonable terms and conditions or at all, in which case we would forfeit a substantial deposit. In any of these cases, we may lose the opportunity to acquire the hotel and may have no recourse to the developer or any other party.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Although several of our management agreements have relatively short terms, most of our current management agreements are non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We hold a leasehold interest in the land underlying five of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis), the parking lot at another of our hotels (Renaissance Worthington) and the golf course at another of our hotels (Oak Brook Hills Resort). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple or they may not purchase such properties at any price whatsoever, so we may find that we will have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Due to restrictions in our hotel management agreements, franchise agreements, mortgage agreements and ground leases, we may not be able to sell our hotels at the highest possible price, or at all.

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

The failure of tenants to make rent payments under our retail leases or to successfully negotiate with unions may adversely affect our results of operation.

On occasion, tenants at our hotel properties may fail to make rent payments as and when due. Generally, we hold security deposits in connection with each of the leases which may be applied in the event that the tenant under the lease fails or is unable to make payments; however, these security deposits do not provide us with cash flow to pay distributions or for other purposes. In the event that a tenant continually fails to make rent payments, the security deposits may be applied in full to the non-payment of rents and we face the risk of being able to recover only a portion of the rents due to us or being unable to recover any amounts whatsoever. In addition, employees of a number of our tenants are represented by labor unions. If unionized employees of our tenants were to engage in a strike, work stoppage or other slow-downs in the future, our tenants could experience a significant disruption of their operations which could in turn disrupt business at our hotels and affect our results of operations. We also risk circumstances where our tenants fail to meet their obligations under their union contracts, which could result in increased liability to us.

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

Actions by organized labor could have a material adverse effect on our business.

In 2013, we received “intent to organize” letters at two of our hotels from a labor union. It is probable that the third-party manager of at least one of these hotels and possible that the manager of another hotel will enter into collective bargaining agreements with the labor union. We also believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies managing these companies and reduce the profits we receive from these hotels. If other hotels in our portfolio are organized, this could have a material adverse effect on our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions or security failures could harm our business.

We and our hotel managers rely on information technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Although we and our hotel managers believe we have taken commercially reasonable steps to protect the security of these systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers.  Disruptions in service, system shutdowns and security breaches in either the information technologies and systems of our hotel managers or our own information technologies and systems, including unauthorized disclosure of confidential information, could have a material adverse effect on our business operations and results, our financial and compliance reporting, and our reputation.

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

From time to time we may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

From time to time we may be subject to litigation.  Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

Our corporate credit facility contains several financial covenants, the most constraining of which limits the amount of debt we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, the lenders may require us to repay all amounts then outstanding under our credit facility and may terminate our credit facility. These two financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition our credit facility requires that we maintain a minimum number of our hotels as unencumbered assets.

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

All of our indebtedness, except our credit facility, is secured by single property first mortgages on the applicable property. If we default on any of the secured loans, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure. In addition, to the extent we cannot meet any future debt service obligations, we will risk losing some or all of our hotels that are pledged to secure our obligation to foreclosure. This could affect our ability to make distributions to our stockholders.

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

We believe we are qualified to be taxed as a REIT for our taxable year ended December 31, 2013, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT.

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

Future issuances or sales of our common stock may depress the market price of our common stock and have a dilutive effect on our existing stockholders.

We cannot predict whether future issuances of our common stock or the availability of shares for resale in the open market may depress the market price of our common stock. Future issuances or sales of a substantial number of shares of our common stock in the public market, or the issuance of our common stock in connection with future property, portfolio or business acquisitions, or the perception that such issuances or sales might occur, may cause the market price of our shares to decline. In addition, future issuances or sales of our common stock may be dilutive to existing stockholders.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2013.

Property	Location	Number of Rooms	Total Investment(1)	Total Investment Per Room
			(In thousands)
Chicago Marriott (2)	Chicago, Illinois	1,198	$333,602	$278,466
Los Angeles Airport Marriott (2)	Los Angeles, California	1,004	126,898	126,392
Hilton Minneapolis (2) (3)	Minneapolis, Minnesota	821	157,927	192,360
Westin Boston Waterfront Hotel (3)	Boston, Massachusetts	793	349,480	440,706
Lexington Hotel New York (2)	New York, New York	725	380,614	524,985
Salt Lake City Marriott Downtown (2) (3)	Salt Lake City, Utah	510	54,978	107,801
Renaissance Worthington (2) (4)	Fort Worth, Texas	504	84,046	166,759
Frenchman’s Reef & Morning Star Marriott Beach Resort (2)	St. Thomas, U.S. Virgin Islands	502	140,257	279,396
Orlando Airport Marriott (2)	Orlando, Florida	485	81,079	167,173
Westin San Diego (2)	San Diego, California	436	122,898	281,876
Westin Washington, D.C. City Center (2)	Washington, D.C.	406	153,571	378,254
Oak Brook Hills Resort Chicago (5)	Oak Brook, Illinois	386	77,186	199,963
Hilton Boston Downtown	Boston, Massachusetts	362	162,022	447,575
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	66,559	193,486
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	38,588	121,347
Courtyard Manhattan/Midtown East (2)	New York, New York	317	78,119	246,431
Conrad Chicago	Chicago, Illinois	311	126,725	407,475
Bethesda Marriott Suites (3)	Bethesda, Maryland	272	48,485	178,254
Hilton Burlington	Burlington, Vermont	258	55,531	215,236
JW Marriott Denver at Cherry Creek (2)	Denver, Colorado	196	74,942	382,356
Courtyard Manhattan/Fifth Avenue (2) (3)	New York, New York	185	45,718	247,124
The Lodge at Sonoma, a Renaissance Resort & Spa (2)	Sonoma, California	182	32,359	177,797
Courtyard Denver Downtown	Denver, Colorado	177	46,347	261,848
Hilton Garden Inn Chelsea/New York City	New York, New York	169	69,684	412,331
Renaissance Charleston	Charleston, South Carolina	166	39,000	234,939
Hotel Rex	San Francisco, California	94	29,553	314,394
Total		11,121	$2,976,168	$267,617
________________

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.

(2)	The hotel is subject to a mortgage loan.

(3)	The hotel is subject to a long-term ground lease.

(4)
A portion of the parking garage at the hotel is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed.

(5)	The golf course at the resort is subject to a ground lease covering approximately 110 acres.

We are party to hotel management agreements for each of our hotels and franchise agreements for nine of our hotels. Additional information regarding our hotel management and franchise agreements can be found in Note 13 to the accompanying consolidated financial statements.

Five of our hotels are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Note 14 to the accompanying consolidated financial statements.

Item 3.      Legal Proceedings

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2012:
First Quarter	$10.98	$9.55
Second Quarter	10.82	9.30
Third Quarter	10.45	9.19
Fourth Quarter	10.43	8.16
Year Ended December 31, 2013:
First Quarter	9.53	8.71
Second Quarter	10.31	8.81
Third Quarter	10.89	9.27
Fourth Quarter	11.78	10.56

The closing price of our common stock on the NYSE on December 31, 2013 was $11.55 per share.

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

5 Year Total Returns Graph
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
DiamondRock Hospitality Total Return
MSCI US REIT Index Total Return
S&P 500 Total Return

	2008	2009	2010	2011	2012	2013
DiamondRock Hospitality Company Total Return	$100.00	$172.80	$244.82	$203.52	$196.33	$260.66
RMZ Total Return	$100.00	$128.61	$165.23	$179.60	$211.50	$216.73
S&P 500 Total Return	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. The following table sets forth the dividends on our common shares for the years ended December 31, 2013 and 2012.

Payment Date	Record Date	Dividend per Share
April 4, 2012	March 23, 2012	$0.080
May 29, 2012	May 15, 2012	$0.080
September 19, 2012	September 7, 2012	$0.080
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085
January 10, 2014	December 31, 2013	$0.085

As of February 21, 2014, there were 11 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity compensation plan information.  The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2013. See Note 7 to the accompanying consolidated financial statements for additional information regarding our 2004 Stock Option and Incentive Plan, as amended.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	262,461	$12.59	4,519,221
Equity compensation plans not approved by security holders	—	—	—
Total	262,461	$12.59	4,519,221

Repurchases of equity securities.  During the year ended December 31, 2013, certain of our employees surrendered 163,496 shares of common stock to the Company as payment for taxes in connection with the vesting of restricted stock. On August 5, 2013, our board of directors voted to authorize us to purchase up to $100 million in shares of our common stock. We have not repurchased any shares of our common stock under the program.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per share data)
Revenues:
Rooms	$558,751	$509,902	$416,028	$334,365	$299,287
Food and beverage	193,043	174,963	154,006	143,690	131,709
Other	47,894	42,022	30,049	25,558	27,144
Total revenues	799,688	726,887	600,083	503,613	458,140
Operating expenses:
Rooms	151,040	135,437	111,378	89,131	80,531
Food and beverage	136,454	124,890	110,013	101,945	97,071
Other hotel expenses and management fees	310,069	278,572	234,860	198,646	185,155
Impairment losses	—	30,844	—	—	2,542
Hotel acquisition costs	—	10,591	2,521	1,436	—
Corporate expenses(1)	23,072	21,095	21,247	16,384	18,317
Depreciation and amortization	103,895	97,004	82,187	71,240	65,612
Total operating expenses	724,530	698,433	562,206	478,782	449,228
Operating income	75,158	28,454	37,877	24,831	8,912
Interest income	(6,328)	(305)	(612)	(781)	(331)
Interest expense	57,279	53,771	45,406	35,425	40,400
Loss (gain) on early extinguishment of debt	1,492	(144)	—	—	—
Income (loss) from continuing operations before income taxes	22,715	(24,868)	(6,917)	(9,813)	(31,157)
Income tax benefit (expense)	1,113	6,793	(2,521)	(674)	17,713
Income (loss) from continuing operations	23,828	(18,075)	(9,438)	(10,487)	(13,444)
Income from discontinued operations	25,237	1,483	1,760	1,315	2,354
Net income (loss)	$49,065	$(16,592)	$(7,678)	$(9,172)	$(11,090)

Earnings (loss) per share:
Continuing operations	$0.12	$(0.10)	$(0.06)	$(0.07)	$(0.12)
Discontinued operations	0.13	0.01	0.01	0.01	0.02
Basic and diluted earnings (loss) per share	$0.25	$(0.09)	$(0.05)	$(0.06)	$(0.10)
Other data:
Dividends declared per common share(2)	$0.34	$0.32	$0.32	$—	$0.33
FFO(3)	$131,987	$120,961	$91,546	$79,292	$74,181
Adjusted FFO(3)	$139,301	$140,163	$103,643	$90,297	$82,778
EBITDA(4)	$211,983	$134,928	$149,676	$127,458	$102,217
Adjusted EBITDA(4)	$196,862	$189,714	$162,146	$138,463	$113,356

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,567,533	$2,611,454	$2,234,504	$2,071,603	$1,862,087
Cash and cash equivalents	144,584	9,623	26,291	84,201	177,380
Total assets	3,047,772	2,944,042	2,798,635	2,414,609	2,215,491
Total debt	1,091,861	988,731	1,042,933	780,880	786,777
Total other liabilities	275,220	260,198	253,545	220,212	253,208
Stockholders' equity	1,680,691	1,695,113	1,502,157	1,413,517	1,175,506
_________

(1)
Corporate expenses for the year ended December 31, 2013 include approximately $3.1 million of costs related to the departure of our former President and Chief Operating Officer. Corporate expenses for the year ended December 31, 2012 and 2011 include legal fees of approximately $2.5 million and $2.3 million, respectively, related to the Allerton bankruptcy proceedings. Corporate expenses for the year ended December 31, 2011 include an accrual of $1.7 million for the settlement of the Los Angeles Airport Marriott litigation. Corporate expenses for the year ended December 31, 2009 include approximately $2.6 million of costs related to the retirement of our prior Executive Chairman and the termination of our prior Executive Vice President and General Counsel.

(2)
We paid 90% of the 2009 dividend in shares of common stock and the remainder in cash as permitted by the Internal Revenue Service's Revenue Procedure 2009-15. All of our other dividends have been paid in cash.

(3)
See "Non-GAAP Financial Measures" below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of FFO and Adjusted FFO and a discussion of why we believe that they are useful supplemental measures of our operating performance. The following is a reconciliation of our U.S. GAAP net income (loss) to FFO and Adjusted FFO.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income (loss)	$49,065	$(16,592)	$(7,678)	$(9,172)	$(11,090)
Real estate related depreciation (a)	105,655	101,498	99,224	88,464	82,729
Impairment losses (b)	—	45,534	—	—	2,542
Gain on sale of hotel properties, net	(22,733)	(9,479)	—	—	—
FFO	131,987	120,961	91,546	79,292	74,181
Non-cash ground rent	6,787	6,694	6,996	7,092	7,720
Non-cash amortization of favorable and unfavorable contracts, net	(1,487)	(1,653)	(1,860)	(1,771)	(1,720)
Loss (gain) on early extinguishment of debt	1,492	(144)	—	—	—
Acquisition costs	—	10,591	2,521	1,436	—
Reversal of previously recognized Allerton income	(1,163)	—	—	—	—
Allerton loan interest payments	—	—	3,163	2,650	—
Allerton loan legal fees	—	2,493	—	—	—
Severance costs	3,065	—	—	—	2,597
Write-off of key money	(1,082)	—	—	—	—
Franchise termination fee	—	750	—	—	—
Litigation settlement	—	—	1,650	—	—
Hurricane remediation expense at Frenchman's Reef	—	—	—	1,598	—
Fair value adjustments to debt instruments	(298)	471	(373)	—	—
Adjusted FFO	$139,301	$140,163	$103,643	$90,297	$82,778

(a)
Amounts include depreciation expense reported in discontinued operations as follows: $1.8 million in 2013, $4.5 million in 2012, $17.0 million in 2011, $17.2 million in 2010, and $17.1 million in 2009.

	(b)	Amounts include impairment losses reported in discontinued operations of $14.7 million in 2012.

(4)
See "Non-GAAP Financial Measures" below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a detailed description of EBITDA and Adjusted EBITDA and why we believe that they are useful supplemental measures of our operating performance. The following is a reconciliation of our U.S. GAAP net income (loss) to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income (loss)	$49,065	$(16,592)	$(7,678)	$(9,172)	$(11,090)
Interest expense (a)	57,279	56,068	55,507	45,524	51,609
Income tax (benefit) expense (b)	(16)	(6,046)	2,623	2,642	(21,031)
Real estate related depreciation (c)	105,655	101,498	99,224	88,464	82,729
EBITDA	211,983	134,928	149,676	127,458	102,217
Non-cash ground rent	6,787	6,694	6,996	7,092	7,720
Non-cash amortization of favorable and unfavorable contracts, net	(1,487)	(1,653)	(1,860)	(1,771)	(1,720)
Gain on sale of hotel properties, net	(22,733)	(9,479)	—	—	—
Loss (gain) on early extinguishment of debt	1,492	(144)	—	—	—
Acquisition costs	—	10,591	2,521	1,436	—
Reversal of previously recognized Allerton income	(1,163)	—	—	—	—
Allerton loan interest payments	—	—	3,163	2,650	—
Allerton loan legal fees	—	2,493		—	—
Severance costs	3,065	—	—	—	2,597
Write-off of key money	(1,082)	—	—	—	—
Franchise termination fee	—	750	—	—	—
Litigation settlement	—	—	1,650	—	—
Hurricane remediation expense at Frenchman's Reef	—	—	—	1,598	—
Impairment losses (d)	—	45,534	—	—	2,542
Adjusted EBITDA	$196,862	$189,714	$162,146	$138,463	$113,356

(a)	Amounts include interest expense reported in discontinued operations as follows: $2.3 million in 2012, $10.1 million in 2011 and 2010, and $11.2 million in 2009.

(b)
Amounts include income tax expense (benefit) reported in discontinued operations as follows: $1.1 million in 2013, $0.7 million in 2012, $0.1 million in 2011, $2.0 million in 2010, and ($3.3) million in 2009.

(c)
Amounts include depreciation expense reported in discontinued operations as follows: $1.8 million in 2013, $4.5 million in 2012, $17.0 million in 2011, $17.2 million in 2010, and $17.1 million in 2009.

(d)	Amounts include impairment losses reported in discontinued operations of $14.7 million in 2012.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT) for federal income tax purposes. As of December 31, 2013, we owned a portfolio of 26 premium hotels and resorts that contain 11,121 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

We differentiate ourselves from our competitors by adhering to three basic principles in executing our strategy:

•	owning high-quality urban and destination resort hotels;

•	implementing innovative asset management strategies; and

•	maintaining a conservative capital structure.

Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and most are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”)).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality.

We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize the stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and being open and transparent in our communications with stockholders.

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

As of December 31, 2013, we owned 26 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

We have been executing on our strategy to elevate and enhance our hotel portfolio by actively recycling capital early in the recovery phase of this lodging cycle. Our efforts have led to the repositioning of our portfolio through the acquisition of $1.3 billion of urban hotels that align with our strategic goals while disposing of more than $375 million in slower-growth, non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as New York, San Francisco, Boston,

Denver, Washington D.C. and San Diego. Over 85% of our portfolio EBITDA is currently derived from core urban and resort hotels. Our capital recycling program over the past three years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

Moreover, the primary focus of our acquisitions over the past three years was on hotels that we believe presented unique value-add opportunities, such as repositioning through a change in brand or comprehensive renovation or changing the third-party hotel manager to a more efficient operator. For example, we executed a $140 million capital expenditure program in 2013, which included major capital investments at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Westin Washington D.C. City Center, Westin San Diego, Hilton Boston Downtown and Hilton Minneapolis.

We leverage some of the leading global hotel brands with all but two of our hotels flagged under a brand owned by Marriott, Hilton or Starwood. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. We are primarily interested in owning hotels that are currently operated under, or can be converted to, a globally-recognized brand. We would also consider opportunities to acquire other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

We realized numerous asset management achievements in 2013, including: the execution of a $140 million capital expenditure program; the implementation of asset management strategies in order to improve hotel revenues and contain costs; and proactively managing the third-party at each of our properties to maximize hotel operating performance. Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including adding new resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third party operators, converting unused space to revenue-generating meeting space, and implementing programs to reduce energy usage.

Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants. We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. Under the federal income tax rules governing REITs, we are required to engage a hotel manager that is an eligible independent contractor to manage each of our hotels pursuant to a management agreement with one of our subsidiaries. We strive to negotiate management agreements that give us the right to exert influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of the hotels in our portfolio that they manage.

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no corporate level debt, preferred equity, or convertible bonds. Moreover, we have significant balance sheet flexibility with no outstanding borrowings under our $200 million senior unsecured credit facility as of December 31, 2013, as well as approximately half of our hotels being unencumbered by mortgage debt. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

We believe our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe lower leverage benefits us in the following ways:

•	provides capacity to fund attractive early-cycle acquisitions;

•	provides optionality to fund acquisitions with the most efficient funding source;

•	enhances our ability to maintain a sustainable dividend;

•	enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•	provides capacity to fund late-cycle capital needs.

Our current debt outstanding consists primarily of fixed interest rate mortgage debt. We have no outstanding borrowings under our senior unsecured credit facility, which bears interest at what we believe is an attractive floating rate. We prefer that a significant portion of our portfolio remains unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

We have mortgage debt maturities that start in late 2014, with significant maturities in 2015 (approximately $230 million) and 2016 (approximately $305 million). We anticipate addressing these maturities, as well as other capital needs, with a combination of the following:

•	refinancing proceeds on existing encumbered hotels;

•	borrowing capacity on our existing unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	capacity on our $200 million senior unsecured credit facility; and

•	annual cash flow from operations.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We structure our hotel acquisitions to be straightforward and fit within our conservative capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of total revenues for the year ended December 31, 2013 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2013

The recovery in the lodging industry continued during 2013 with demand increasing 2.2% and many markets returning to prior peak occupancy levels. Importantly, new hotel supply remained constrained, increasing only 0.7%, which is less than half the historical average. This positive supply/demand imbalance powered industry RevPAR growth of 5.4%.

Key highlights for 2013 include the following:

Hotel Financings. We raised $165 million through three separate secured financings during 2013. The financings include (i) a $31 million mortgage loan secured by The Lodge at Sonoma Renaissance Resort & Spa with a term of ten years and a fixed interest rate of 3.96% (ii) a $71 million mortgage loan secured by the Westin San Diego with a term of ten years and a fixed interest rate of 3.94% and (iii) a $63 million mortgage loan secured by the Salt Lake City Marriott Downtown with a term of seven years and a fixed interest rate of 4.25%. The loans are property-specific and non-recourse to the Company subject to standard exceptions. As part of the financing of the Salt Lake City Marriott Downtown, we prepaid the $27.3 million mortgage loan previously secured by the hotel through defeasance, which had a maturity date of January 2015. The cost to defease the loan was approximately $1.5 million.

Allerton Loan. We closed on the settlement of the bankruptcy and related litigation involving our senior mortgage loan secured by the Allerton Hotel, receiving a $5.0 million principal payment and a new $66.0 million mortgage loan. We received an additional principal payment of $1.5 million in May 2013.

Non-Core Hotel Disposition. We sold the 487-room Torrance Marriott South Bay to an unaffiliated third party for a contractual sales price of $74 million on November 21, 2013. We recognized a gain on the sale of $22.7 million, which is reported in discontinued operations.

Chief Operating Officer. John L. Williams departed from his position as President and Chief Operating Officer of the Company effective May 1, 2013. In connection with his departure from the Company, we recorded a severance cost of approximately $3.1 million, which is reflected in corporate expenses on the accompanying consolidated statement of operations. On April 1, 2013, Robert D. Tanenbaum joined the Company as Executive Vice President, Asset Management and was appointed Chief Operating Officer effective May 1, 2013.

Outlook for 2014

We believe we are in the middle of a multi-year lodging recovery cycle. Hotel supply growth has flattened in most markets. In 2013, we experienced increased travel demand, leading to RevPAR gains due more from increases in room rates than from growth in occupancy and we expect this trend to continue in 2014. Further, we expect our newly renovated hotels to outperform the market in 2014 due both to an enhanced product and limited disruption.

Results of Operations

The following table sets forth certain operating information for each of the hotels we owned as of December 31, 2013.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2012 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	76.2%	$205.83	$156.86	5.4%
Los Angeles Airport Marriott	Los Angeles, California	1,004	86.5%	113.33	98.09	3.6%
Hilton Minneapolis	Minneapolis, Minnesota	821	72.3%	145.56	105.21	1.2%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	74.5%	207.60	154.60	3.4%
Lexington Hotel New York	New York, New York	725	62.4%	224.92	140.26	(28.1)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	67.1%	142.26	95.51	7.2%
Renaissance Worthington	Fort Worth, Texas	504	65.4%	170.73	111.70	1.6%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	82.1%	239.69	196.78	9.6%
Orlando Airport Marriott	Orlando, Florida	485	75.5%	99.85	75.38	0.5%
Westin San Diego (2)	San Diego, California	436	82.7%	153.50	126.98	7.3%
Westin Washington, D.C. City Center (2)	Washington, D.C.	406	73.5%	192.13	141.19	(0.5)%
Oak Brook Hills Resort Chicago	Oak Brook, Illinois	386	56.8%	122.44	69.55	2.1%
Hilton Boston Downtown (2)	Boston, Massachusetts	362	80.4%	226.68	182.26	8.7%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	67.7%	243.94	165.25	15.0%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	73.8%	148.12	109.37	18.7%
Courtyard Manhattan/Midtown East	New York, New York	317	82.3%	275.73	226.81	(3.0)%
Conrad Chicago	Chicago, Illinois	311	81.6%	217.76	177.61	3.8%
Bethesda Marriott Suites	Bethesda, Maryland	272	61.9%	161.18	99.71	(7.4)%
Hilton Burlington (2)	Burlington, Vermont	258	74.1%	159.43	118.16	2.3%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	80.4%	239.27	192.39	10.8%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	80.1%	277.14	221.92	(11.7)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	74.2%	254.13	188.52	10.9%
Courtyard Denver Downtown	Denver, Colorado	177	83.4%	168.42	140.47	4.2%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	95.9%	231.99	222.51	6.3%
Renaissance Charleston	Charleston, South Carolina	166	87.5%	191.27	167.31	8.9%
Hotel Rex (2)	San Francisco, California	94	84.4%	187.88	158.66	4.6%
Total/Weighted Average		11,121	75.1%	$183.85	$138.11	1.4%
________________

(1)	The percentage change from 2012 RevPAR reflects the comparable period in 2012 to our 2013 ownership period.

(2)	The hotel was acquired during 2012.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2013	2012	% Change

Rooms	$558.8	$509.9	9.6%
Food and beverage	193.0	175.0	10.3
Other	47.9	42.0	14.0
Total revenues	$799.7	$726.9	10.0%

Our total revenues from continuing operations increased $72.8 million from $726.9 million for the year ended December 31, 2012 to $799.7 million for the year ended December 31, 2013, which includes $55.7 million of revenues contributed by the five hotels we acquired in 2012. Excluding the impact of our 2012 acquisitions, our total revenues increased $17.1 million, or 2.4%.

The following pro forma key hotel operating statistics for our hotels reported in continuing operations for the years ended December 31, 2013 and 2012 include the prior year operating statistics for the comparable period to our 2013 ownership period.

	Year Ended December 31,
	2013	2012	% Change

Occupancy %	75.1%	76.3%	(1.2) percentage points
ADR	$183.85	$178.50	3.0%
RevPAR	$138.11	$136.27	1.4%

The increase in RevPAR was driven by a 3.0% growth in ADR, partially offset by a 1.2 percentage point decrease in occupancy. The decrease in occupancy is primarily due to disruption at our hotels under renovation during 2013, most notably the Lexington Hotel New York. The renovations displaced over 95,000 room nights during 2013. Despite the decrease in occupancy, our hotels generated total ADR growth of 3.0%. The ADR growth was experienced in all customer segments, particularly business transient.

Food and beverage revenues increased $18.0 million from 2012, which includes $7.6 million of food and beverage revenues contributed by the five hotels acquired in 2012. The remaining increase of $10.4 million at our comparable hotels was primarily driven by higher banquet revenue from both group business and local catering. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased $5.9 million, which includes $3.2 million of other revenues contributed by the five hotels we acquired during 2012. The remaining increase of $2.7 million at our comparable hotels was primarily driven by the implementation of resort fees at three of our hotels, as well as attrition and cancellation fees.

Hotel operating expenses. Our operating expenses from continuing operations for the years ended December 31, 2013 and 2012, respectively, consist of the following (in millions):

	Year Ended December 31,
	2013	2012	% Change

Rooms departmental expenses	$151.0	$135.4	11.5%
Food and beverage departmental expenses	136.5	124.9	9.3
Other departmental expenses	21.9	19.4	12.9
General and administrative	64.2	59.1	8.6
Utilities	28.2	26.1	8.0
Repairs and maintenance	36.8	32.4	13.6
Sales and marketing	67.6	58.6	15.4
Base management fees	19.3	18.8	2.7
Incentive management fees	6.2	5.5	12.7
Property taxes	40.0	33.2	20.5
Other fixed charges	10.9	10.9	—
Ground rent—Contractual	8.5	8.2	3.7
Ground rent—Non-cash	6.5	6.4	1.6
Total hotel operating expenses	$597.6	$538.9	10.9%

Our hotel operating expenses increased $58.7 million, or 10.9%, from $538.9 million for the year ended December 31, 2012 to $597.6 million for the year ended December 31, 2013, which includes $37.5 million of hotel operating expenses contributed by the five hotels we acquired in 2012. The remaining increase of $21.2 million is primarily due to higher food and beverage costs and support costs, specifically repairs and maintenance and sales and marketing. Property taxes at our comparable hotels increased approximately $3.0 million, which is primarily due to significant increases in the county property tax rates at the Chicago Marriott and Conrad Chicago and a reassessment of the Vail Marriott Mountain Resort & Spa. Incentive management fees increased as a result of higher profits, as well as three additional hotels that earned incentive management fees in 2013.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $6.9 million from the year ended December 31, 2012 to the year ended December 31, 2013 due to our 2012 acquisitions and the significant renovations completed under our 2013 capital expenditure program.

Impairment losses. During the year ended December 31, 2012, we recorded an impairment loss of $30.4 million related to the Oak Brook Hills Resort. We also recorded an impairment loss of $0.5 million on the favorable leasehold asset related to our option to develop a hotel on an undeveloped parcel of land adjacent to the Westin Boston Waterfront Hotel. No impairment losses were recorded during the year ended December 31, 2013.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $2.0 million, from $21.1 million for the year December 31, 2012 to $23.1 million for the year ended December 31, 2013. The increase in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the departure of our President and Chief Operating Officer in 2013, partially offset by lower legal fees as a result of the settlement of the Allerton bankruptcy proceedings and related litigation in January 2013.

Hotel acquisition costs. Hotel acquisition costs incurred during the year ended December 31, 2012 were related to the five hotels we acquired during 2012.

Interest expense. Our interest expense was $57.3 million and $53.8 million for the years ended December 31, 2013 and December 31, 2012, respectively. The increase in interest expense is primarily due to the new mortgage loans we entered into in late 2012 and 2013. The increase is partially offset by lower interest expense on our credit facility due to lower borrowings in 2013 and interest rate cap fair value adjustments.

The interest expense for the years ended December 31, 2013 and December 31, 2012 is comprised of the following (in millions):

	Year Ended December 31,
	2013	2012
Mortgage debt interest	$54.9	$48.7
Credit facility interest and unused fees	1.0	2.7
Amortization of deferred financing costs and debt premium	2.7	2.7
Capitalized interest	(1.4)	(1.2)
Interest rate cap fair value adjustment	0.1	0.9
	$57.3	$53.8

Interest income. Interest income increased $6.0 million from $0.3 million for the year ended December 31, 2012 to $6.3 million for the year ended December 31, 2013. The increase is substantially due to the restructuring of the Allerton Loan for which we started to recognize interest income beginning in January 2013. We recorded $6.1 million of interest income on the Allerton Loan for the year ended December 31, 2013, of which $2.6 million is the amortization of the discount and the remainder is contractual interest income earned.

Discontinued operations. Income from discontinued operations represent the operating results of the Torrance Marriott South Bay, which was sold in 2013, and the Renaissance Waverly, Renaissance Austin, Marriott Griffin Gate Resort, and Atlanta Westin North at Perimeter, which were sold in 2012. The following table summarizes the income from discontinued operations for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Hotel revenues	$21,336	$55,654
Hotel operating expenses	(15,977)	(41,424)
Operating income	5,359	14,230
Depreciation and amortization	(1,759)	(4,495)
Interest income	1	3
Interest expense	—	(2,297)
Impairment losses	—	(14,690)
Gain on sale of hotel properties, net	22,733	9,479
Income tax expense	(1,097)	(747)
Income from discontinued operations	$25,237	$1,483

Income taxes. We recorded an income tax benefit on continuing operations of $1.1 million in 2013 and income tax benefit on continuing operations of $6.8 million in 2012. The 2013 income tax benefit includes $1.5 million of income tax benefit incurred on the $4.6 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, and offset by foreign income tax expense of $0.4 million incurred on the $2.8 million pre-tax income of the TRS that owns Frenchman's Reef. The 2012 income tax benefit from continuing operations includes a $6.5 million income tax benefit incurred on the $16.6 million pre-tax loss from continuing operations of our TRS and foreign income tax benefit of $0.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011.

Revenue. Revenue consists primarily of room, food and beverage and other operating revenues from our hotels. Our revenues from continuing operations increased $126.8 million from $600.1 million for the year ended December 31, 2011 to $726.9 million for the year ended December 31, 2012, which includes $75.9 million of revenues contributed by the five hotels we acquired in 2012. Excluding the impact of our 2012 acquisitions, our total revenues increased $50.9 million, or 8.5%.

Food and beverage revenues increased $21.0 million from the comparable period in 2011 driven by a $8.2 million increase in revenues from our 2011 and 2012 acquisitions and an increase of $12.8 million at our comparable hotels. The increase at our comparable hotels was driven by a $6.5 million increase at Frenchman's Reef due to the partial closure during 2011 for the renovation project and an increase in both outlet and banquet revenues at our other hotels. Other revenues, which primarily represent spa, golf, and parking revenues, as well as tenant retail lease income and attrition and cancellation fees, increased $12.0 million driven by a $4.3 million increase in revenues from our 2011 and 2012 acquisitions and a $7.7 million increase from 2011 at our comparable hotels. The increase in other revenues from our comparable hotels was driven by a $5.8 million increase at Frenchman's Reef due to the partial closure during 2011, as well as the implementation of a resort fee at the hotel following the renovation. The remaining increase is primarily due to an increase in attrition and cancellation fees.

The following pro forma key hotel operating statistics for the years ended December 31, 2012 and 2011, respectively, for the hotels reported in continuing operations include the prior year operating statistics for the comparable year period to our 2012 ownership period.

	Year Ended December 31,
	2012	2011	% Change

Occupancy %	76.4%	75.5%	0.9 percentage points
ADR	$178.35	$171.69	3.9%
RevPAR	$136.22	$129.57	5.1%

Hotel operating expenses. Our operating expenses from continuing operations for the years ended December 31, 2012 and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2012	2011	% Change

Rooms departmental expenses	$135.4	$111.4	21.5%
Food and beverage departmental expenses	124.9	110.0	13.5
Other departmental expenses	19.4	15.7	23.6
General and administrative	59.1	51.6	14.5
Utilities	26.1	23.1	13.0
Repairs and maintenance	32.4	28.7	12.9
Sales and marketing	58.6	46.2	26.8
Base management fees	18.8	15.8	19.0
Incentive management fees	5.5	5.2	5.8
Property taxes	33.2	25.5	30.2
Other fixed charges	10.9	8.9	22.5
Ground rent—Contractual	8.2	7.3	12.3
Ground rent—Non-cash	6.4	6.9	(7.2)
Total hotel operating expenses	$538.9	$456.3	18.1%

Our hotel operating expenses increased $82.6 million, or 18.1%, from $456.3 million for the year ended December 31, 2011 to $538.9 million for the year ended December 31, 2012. The increase in hotel operating expenses includes amounts that are not comparable year-over-year as follows:

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

The remaining increase in hotel operating expenses of $30.9 million is primarily due to higher rooms and other departmental costs, driven by higher wages and benefits, and increased support costs, specifically sales and marketing and repairs and maintenance expenses. Property taxes at our comparable hotels increased by $2.2 million, or 8.4%, primarily as a result of the expiration of the Boston Westin PILOT program in the middle of 2011 and an estimated increase in the assessed value of the Chicago Marriott Downtown.

Depreciation and amortization. Our depreciation and amortization expense increased $14.8 million from the year ended December 31, 2011 to the year ended December 31, 2012 due primarily to our 2011 and 2012 acquisitions, as well as the extensive renovation which was completed at Frenchman's Reef during 2011.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.1 million, from $21.2 million for the year ended December 31, 2011 to $21.1 million for the year ended December 31, 2012. The decrease in corporate expenses is due primarily to the $1.7 million litigation settlement which was accrued in 2011, partially offset by higher legal fees related to the bankruptcy proceedings of the Allerton Hotel in 2012 and a $0.7 million write-off of costs related to a ballroom construction project at the Chicago Marriott Downtown, which we determined was not probable to be completed.

Hotel acquisition costs. We incurred $10.6 million of hotel acquisition costs during the year ended December 31, 2012 associated with the acquisitions of the Hilton Boston Downtown, Westin Washington D.C. City Center, Westin San Diego, Hilton Burlington and Hotel Rex. We incurred $2.5 million of hotel acquisition costs during the year ended December 31, 2011 related to the acquisitions of the Times Square development hotel, JW Marriott Denver at Cherry Creek, Lexington Hotel New York, and Courtyard Denver Downtown.

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

The interest expense for the years ended December 31, 2012 and December 31, 2011 is comprised of the following (in millions):

	Year Ended December 31,
	2012	2011
Mortgage debt interest	$48.7	$42.6
Credit facility interest and unused fees	2.7	2.9
Amortization of deferred financing costs and debt premium	2.7	1.4
Capitalized interest	(1.2)	(1.5)
Interest rate cap fair value adjustment	0.9	$—
	53.8	$45.4

Interest income. Interest income decreased $0.3 million from $0.6 million for the year ended December 31, 2011 to $0.3 million for the year ended December 31, 2012. The decrease is primarily due to lower corporate cash balances in 2012.

Discontinued operations. Income from discontinued operations represents the operating results of the Torrance Marriott South Bay, which was sold in 2013, and the Renaissance Waverly, Renaissance Austin, Marriott Griffin Gate Resort, and Atlanta Westin North at Perimeter, which were sold in 2012. The following table summarizes the income from discontinued operations for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Hotel revenues	$55,654	$119,564
Hotel operating expenses	(41,424)	(90,577)
Operating income	14,230	28,987
Depreciation and amortization	(4,495)	(17,037)
Interest income	3	13
Interest expense	(2,297)	(10,101)
Impairment charge	(14,690)	—
Gain on sale of hotel properties, net	9,479	—
Income tax expense	(747)	(102)
Income from discontinued operations	$1,483	$1,760

Income taxes. We recorded an income tax benefit on continuing operations of $6.8 million for the year ended December 31, 2012 and income tax expense on continuing operations of $2.5 million in 2011. The 2012 income tax benefit from continuing operations includes a $6.5 million income tax benefit incurred on the $16.6 million pre-tax loss from continuing operations of our TRS and foreign income tax benefit of $0.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef. The 2011 income tax expense from continuing operations includes a $3.8 million income tax expense incurred on the $8.9 million pre-tax income from continuing operations of our TRS and foreign income tax benefit of $1.3 million related to the taxable REIT subsidiary that owns Frenchman’s Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and other expenditures directly associated with our hotels, including the funding of our $140 million capital expenditure program, which continues into early 2014, funding of share repurchases, if any, under our share repurchase program and scheduled debt payments of interest and principal. In addition, we are under contract to purchase a hotel under development during 2014 for approximately $128 million, of which $27 million we have funded into escrow as a deposit. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements.

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

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement for the quarters ended September 30, 2013 and December 31, 2013. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. If we do not fund the DSCR shortfall and cure the default, the loan becomes due and payable. We funded the DSCR shortfall of $2.0 million as of September 30, 2013 during the fourth quarter of 2013 and funded an additional $2.2 million during the first quarter of 2014. The reserve will be released back to us when the DSCR is above 1.1 times, which we expect to occur in the second quarter of 2014. In addition, the cash trap provision was triggered on the loan during 2013.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. The majority of our outstanding debt is fixed interest rate mortgage debt. We currently have no outstanding borrowings under our $200 million senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is not prudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

We have mortgage debt maturities that start in late 2014, with significant maturities in 2015 (approximately $230 million) and 2016 (approximately $305 million). We have the ability to address these maturities, as well as other capital needs, with a combination of the following:

•	refinancing proceeds on existing encumbered hotels;

•	borrowing capacity on our existing unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	capacity on our $200 million senior unsecured credit facility; and

•	annual free cash flow from operations.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2013, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.17% and a weighted average maturity date of approximately 3.7 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our senior unsecured credit facility and 12 of our 26 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of December 31, 2013, we had no borrowings outstanding under our senior unsecured credit facility.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2013
Maximum leverage ratio(1)	60%	42.9%
Minimum fixed charge coverage ratio(2)	1.50x	2.43x
Minimum tangible net worth(3)	$1.857 billion	$2.282 billion
Secured recourse indebtedness(4)	Less than 50% of Total Asset Value	39%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of December 31, 2013, the unencumbered borrowing base included 5 properties with a borrowing base value of over $319 million.

As of December 31, 2013, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.3x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.9 million, $2.7 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2013, we had $144.6 million of unrestricted corporate cash, $89.1 million of restricted cash, and $200.0 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $143.7 million for the year ended December 31, 2013. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, cash paid for interest, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $42.0 million for the year ended December 31, 2013 primarily as a result of capital expenditures at our hotels of $107.3 million, funding of a lender-held property improvement plan reserve for the Westin San Diego of $11.7 million, and an additional $5.0 million deposit on the hotel in development in Times Square, offset by $76.4 million of proceeds from the sale of the Torrance Marriott South Bay, $6.6 million of principal payments on the Allerton Loan, and $4.6 million received as key money.

Our net cash provided by financing activities was $33.2 million for the year ended December 31, 2013 and consisted primarily of $102.0 million of loan proceeds from the financings of The Lodge at Sonoma and the Westin San Diego, $34.2 million of net proceeds resulting from the new financing of the Salt Lake City Marriott Downtown and offsetting defeasance costs, offset by net repayments on our senior unsecured credit facility of $20 million, $65.7 million of dividend payments, $2.0 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, as well as $14.2 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the year ending December 31, 2014 will be the net cash flow from hotel operations and existing corporate cash balances. We expect our estimated uses of cash for the year ending December 31, 2014 will be comprised of the acquisition of the hotel under development in New York City, capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends and corporate expenses.

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

The following table sets forth the dividends on our common shares for the years ended December 31, 2013 and 2012:

Payment Date	Record Date	Dividend per Share
April 4, 2012	March 23, 2012	$0.080
May 29, 2012	May 15, 2012	$0.080
September 19, 2012	September 7, 2012	$0.080
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085
January 10, 2014	December 31, 2013	$0.085

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2013, we have set aside $49.0 million for capital projects in property improvement funds, which are included in restricted cash.

During 2013, we commenced approximately $140 million of capital improvements, which were funded from existing corporate cash and cash flows from hotel operations, as well as from existing reserves. We spent approximately $107.3 million on capital improvements during the year ended December 31, 2013. Our significant projects in the capital expenditure program included the following:

•	Lexington Hotel New York: We completed our comprehensive renovation of the Lexington Hotel New York in October 2013. The hotel joined Marriott's Autograph Collection in August 2013.

•
Manhattan Courtyards. We completed the renovation of the guestrooms, corridors and guest bathrooms at the Courtyard Manhattan/Midtown East and Courtyard Manhattan/Fifth Avenue during the second quarter of 2013. The renovation scope at the Courtyard Midtown East also included the public space and the addition of five new guest rooms.

•	Westin Washington D.C.: We commenced a comprehensive $17 million renovation in October 2013, which was substantially completed in February 2014.

•	Westin San Diego: We commenced a comprehensive $14.5 million renovation in October 2013, which was substantially completed in January 2014.

•
Hilton Minneapolis: We commenced a $13 million renovation of the guest rooms, guest bathrooms and corridors in November 2013, which will be substantially completed by the end of the first quarter of 2014.

•	Hilton Boston Downtown: We commenced a $7 million renovation of the guest rooms, corridors, public areas, and meeting space in October 2013, which was substantially completed at the end of 2013.

•	Hilton Burlington: We commenced a $6 million renovation of the lobby, corridors, guest rooms and outdoor space in November 2013, which was substantially completed at the end of 2013.
Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2013.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest	$1,285,205	$112,286	$627,555	$215,267	$330,097
Operating Lease Obligations - Ground Leases and Office Space	668,352	10,135	20,746	21,939	615,532
Total	$1,953,557	$122,421	$648,301	$237,206	$945,629

In 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel will have 282 guest rooms. The contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We expect that the hotel will open during 2014.

Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. During the years ended December 31, 2013 and 2012, we made additional deposits of $5.0 million and $1.9 million, respectively. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

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

•
Allerton Loan: In 2012, due to the uncertainty of the timing of the bankruptcy resolution, we excluded both cash interest payments received and the legal costs incurred as a result of the bankruptcy proceedings from our calculation of Adjusted EBITDA and Adjusted FFO. Due to the settlement of the bankruptcy proceedings and amended and restated loan, we commenced recognizing interest income in 2013, which includes the amortization of the difference between the carrying basis of the old loan and face value of the new loan. Cash payments received during 2010 and 2011 that were included in Adjusted EBITDA and Adjusted FFO and reduced the carrying basis of the loan are now deducted from Adjusted EBITDA and Adjusted FFO on a straight-line basis over the anticipated five-year term of the new loan.

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, pre-opening costs, contract termination fees and severance costs. In 2012, we excluded the franchise termination fee paid to Radisson Hotels International Inc. for the Lexington Hotel. In 2013, we excluded the severance costs associated with the departure of our former President and Chief Operating Officer, as well as the write off of unamortized key money, net of a termination payment, related to the termination of the Oak Brook Hills Resort management agreement.

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

The following table is a reconciliation of our U.S. GAAP net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$49,065	$(16,592)	$(7,678)
Interest expense (1)	57,279	56,068	55,507
Income tax expense (benefit) (2)	(16)	(6,046)	2,623
Real estate related depreciation (3)	105,655	101,498	99,224
EBITDA	211,983	134,928	149,676
Non-cash ground rent	6,787	6,694	6,996
Non-cash amortization of favorable and unfavorable contracts, net	(1,487)	(1,653)	(1,860)
Gain on sale of hotel properties, net	(22,733)	(9,479)	—
Loss (gain) on early extinguishment of debt	1,492	(144)	—
Acquisition costs	—	10,591	2,521
Reversal of previously recognized Allerton income	(1,163)	—	—
Allerton loan interest payments	—	—	3,163
Allerton loan legal fees	—	2,493	—
Severance costs	3,065	—	—
Write-off of key money	(1,082)	—	—
Franchise termination fee	—	750	—
Litigation settlement	—	—	1,650
Impairment losses (4)	—	45,534	—
Adjusted EBITDA	$196,862	$189,714	$162,146
_______________

(1)	Amounts include interest expense reported in discontinued operations as follows: $2.3 million in 2012 and $10.1 million in 2011.

(2)	Amounts include income tax expense (benefit) reported in discontinued operations as follows: $1.1 million in 2013, $0.7 million in 2012, and $0.1 million in 2011.

(3)	Amounts include depreciation expense reported in discontinued operations as follows: $1.8 million in 2013, $4.5 million in 2012, and $17.0 million in 2011.

(4)	Amounts include impairment losses reported in discontinued operations as follows: $14.7 million in 2012.

The following table is a reconciliation of our U.S. GAAP net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$49,065	$(16,592)	$(7,678)
Real estate related depreciation (1)	105,655	101,498	99,224
Impairment losses (2)	—	45,534	—
Gain on sale of hotel properties, net	(22,733)	(9,479)	—
FFO	131,987	120,961	91,546
Non-cash ground rent	6,787	6,694	6,996
Non-cash amortization of favorable and unfavorable contracts, net	(1,487)	(1,653)	(1,860)
Loss (gain) on early extinguishment of debt	1,492	(144)	—
Acquisition costs	—	10,591	2,521
Reversal of previously recognized Allerton income	(1,163)	—	—
Allerton loan interest payments	—	—	3,163
Allerton loan legal fees	—	2,493	—
Severance costs	3,065	—	—
Write-off of key money	(1,082)	—	—
Franchise termination fee	—	750	—
Litigation settlement	—	—	1,650
Fair value adjustments to debt instruments	(298)	471	(373)
Adjusted FFO	$139,301	$140,163	$103,643
_______________

(1)	Amounts include depreciation expense reported in discontinued operations as follows: $1.8 million in 2013, $4.5 million in 2012, and $17.0 million in 2011.
(2)	Amounts include impairment losses reported in discontinued operations of $14.7 million in 2012.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2013 was $1.1 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.4 million annually.

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

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page F-4 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2014 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to our 2014 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2014 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2014 proxy statement. Information regarding our 2004 Stock Option and Incentive Plan, as amended, set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2014 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2014 proxy statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-33.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-34 and F-35:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 25, 2014.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 25, 2014
Mark W. Brugger	(Principal Executive Officer)

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	February 25, 2014
Sean M. Mahoney	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Chief Accounting Officer and Corporate	February 25, 2014
Briony R. Quinn	Controller (Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 25, 2014
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 25, 2014
Daniel J. Altobello

/s/ W. ROBERT GRAFTON	Director	February 25, 2014
W. Robert Grafton

/s/ MAUREEN L. McAVEY	Director	February 25, 2014
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 25, 2014
Gilbert T. Ray

/s/ BRUCE D. WARDINSKI	Director	February 25, 2014
Bruce D. Wardinski

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.3*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.4*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.5*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)
10.6*	Form of Performance Stock Unit Agreement
10.7*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.8*	Form of Director Election Form (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.9*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
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
10.18*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.19*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.20*
Letter Agreement between DiamondRock Hospitality Company and Robert D. Tanenbaum, dated as of February 22, 2013, as supplemented on February 26, 2013 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2013)

12.1†	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1†	List of DiamondRock Hospitality Company Subsidiaries
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
99.2*	Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011.
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

* Exhibit is a management contract or compensatory plan or arrangement.
† Filed herewith
** Furnished herewith

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2013.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 25, 2014

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 25, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 25, 2014

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(in thousands, except share and per share amounts)

	2013	2012
ASSETS
Property and equipment, at cost	$3,168,088	$3,131,175
Less: accumulated depreciation	(600,555)	(519,721)
	2,567,533	2,611,454
Restricted cash	89,106	76,131
Due from hotel managers	69,353	68,532
Note receivable	50,084	53,792
Favorable lease assets, net	39,936	40,972
Prepaid and other assets	79,474	73,814
Cash and cash equivalents	144,584	9,623
Deferred financing costs, net	7,702	9,724
Total assets	$3,047,772	$2,944,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,091,861	$968,731
Senior unsecured credit facility	—	20,000
Total debt	1,091,861	988,731
Deferred income related to key money, net	23,707	24,362
Unfavorable contract liabilities, net	78,093	80,043
Due to hotel managers	54,225	51,003
Dividends declared and unpaid	16,981	15,911
Accounts payable and accrued expenses	102,214	88,879
Total other liabilities	275,220	260,198
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,470,791 and 195,145,707 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,955	1,951
Additional paid-in capital	1,979,613	1,976,200
Accumulated deficit	(300,877)	(283,038)
Total stockholders’ equity	1,680,691	1,695,113
Total liabilities and stockholders’ equity	$3,047,772	$2,944,042

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012, and 2011
(in thousands, except share and per share amounts)

	2013	2012	2011
Revenues:
Rooms	$558,751	$509,902	$416,028
Food and beverage	193,043	174,963	154,006
Other	47,894	42,022	30,049
Total revenues	799,688	726,887	600,083
Operating Expenses:
Rooms	151,040	135,437	111,378
Food and beverage	136,454	124,890	110,013
Management fees	25,546	24,307	21,043
Other hotel expenses	284,523	254,265	213,817
Depreciation and amortization	103,895	97,004	82,187
Impairment losses	—	30,844	—
Hotel acquisition costs	—	10,591	2,521
Corporate expenses	23,072	21,095	21,247
Total operating expenses	724,530	698,433	562,206
Operating income	75,158	28,454	37,877
Interest income	(6,328)	(305)	(612)
Interest expense	57,279	53,771	45,406
Loss (gain) on early extinguishment of debt	1,492	(144)	—
Total other expenses	52,443	53,322	44,794
Income (loss) from continuing operations before income taxes	22,715	(24,868)	(6,917)
Income tax benefit (expense)	1,113	6,793	(2,521)
Income (loss) from continuing operations	23,828	(18,075)	(9,438)
Income from discontinued operations, net of income taxes	25,237	1,483	1,760
Net income (loss)	$49,065	$(16,592)	$(7,678)

Earnings (loss) per share:
Continuing operations	$0.12	$(0.10)	$(0.06)
Discontinued operations	0.13	0.01	0.01
Basic and diluted earnings (loss) per share	$0.25	$(0.09)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	195,478,353	180,826,124	166,667,459
Diluted	195,862,506	180,826,124	166,667,459

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2010	154,570,543	$1,546	$1,558,047	$(146,076)	$1,413,517
Dividends of $0.32 per common share	1,932	—	230	(54,191)	(53,961)
Issuance and vesting of common stock grants, net	511,222	5	642	—	647
Sale of common stock in secondary offerings, less placement fees and expenses of $262	12,418,662	124	149,508		149,632
Net loss	—	—	—	(7,678)	(7,678)
Balance at December 31, 2011	167,502,359	$1,675	$1,708,427	$(207,945)	$1,502,157
Dividends of $0.32 per common share	—	—	174	(58,501)	(58,327)
Issuance and vesting of common stock grants, net	431,810	4	1,558	—	1,562
Sale of common stock in secondary offerings, less placement fees and expenses of $809	20,000,000	200	199,590	—	199,790
Issuance of common stock in private placement for portfolio acquisition	7,211,538	72	66,451	—	66,523
Net loss	—	—	—	(16,592)	(16,592)
Balance at December 31, 2012	195,145,707	$1,951	$1,976,200	$(283,038)	$1,695,113
Dividends of $0.34 per common share	—	—	151	(66,904)	(66,753)
Issuance and vesting of common stock grants, net	325,084	4	3,262	—	3,266
Net income	—	—	—	49,065	49,065
Balance at December 31, 2013	195,470,791	$1,955	$1,979,613	$(300,877)	$1,680,691

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$49,065	$(16,592)	$(7,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	105,655	101,498	99,224
Corporate asset depreciation as corporate expenses	99	95	85
Gain on sale of hotel properties, net	(22,733)	(9,479)	—
Loss (gain) on early extinguishment of debt	1,492	(144)	—
Non-cash ground rent	6,787	6,694	6,996
Non-cash financing costs, debt premium, and interest rate cap as interest	2,803	3,538	1,449
Amortization of note receivable discount as interest income	(2,602)	—	—
Impairment losses	—	45,534	—
Amortization of favorable and unfavorable contracts, net	(1,487)	(1,872)	(1,860)
Amortization of deferred income	(2,150)	(999)	(653)
Termination fee paid to hotel manager	(737)	—	—
Stock-based compensation	5,217	4,529	4,496
Payment of litigation settlement	—	(1,709)	—
Deferred income tax expense (benefit)	(343)	(6,510)	1,564
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,615)	(4,999)	(206)
Restricted cash	1,024	(16,830)	(3,393)
Due to/from hotel managers	899	(10,607)	2,999
Accounts payable and accrued expenses	2,360	991	1,208
Net cash provided by operating activities	143,734	93,138	104,231
Cash flows from investing activities:
Hotel capital expenditures	(107,307)	(49,262)	(54,752)
Hotel acquisitions	—	(444,709)	(385,472)
Net proceeds from sale of properties	76,437	131,073	—
Mortgage loan principal payments	6,574	996	3,163
Change in restricted cash	(17,279)	(6,072)	(5,128)
Purchase deposits	(5,000)	(1,898)	(20,000)
Receipt of deferred key money	4,568	767	6,047
Net cash used in investing activities	(42,007)	(369,105)	(456,142)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(14,249)	(11,072)	(8,960)
Repurchase of common stock and other	(1,952)	(2,967)	(3,849)
Proceeds from sale of common stock, net	—	199,790	149,632
Proceeds from mortgage debt	165,000	244,368	100,000
Prepayment of mortgage debt	(28,779)	(26,963)	—
Draws on senior unsecured credit facility	25,000	200,000	130,000
Repayments of senior unsecured credit facility	(45,000)	(280,000)	(30,000)
Payment of financing costs	(1,101)	(6,912)	(2,457)
Purchase of interest rate cap	—	(934)	—
Payment of cash dividends	(65,685)	(56,011)	(40,365)
Net cash provided by financing activities	33,234	259,299	294,001
Net increase (decrease) in cash and cash equivalents	134,961	(16,668)	(57,910)
Cash and cash equivalents, beginning of year	9,623	26,291	84,201
Cash and cash equivalents, end of year	$144,584	$9,623	$26,291

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2013	2012	2011
Cash paid for interest	$55,605	$55,294	$54,618
Cash paid for income taxes	$795	$1,723	$1,382
Capitalized interest	$1,516	$1,164	$1,527
Non-cash Financing Activities:
Assumption of mortgage debt	$—	$—	$71,421
Unpaid dividends	$16,981	$15,911	$13,594
Buyer assumption of mortgage debt on sale of hotels	$—	$180,000	$—
Issuance of common stock in connection with acquisition of hotel portfolio	$—	$66,523	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

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

As of December 31, 2013, we owned 26 hotels with 11,121 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California; Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion in 2014, a 282-room hotel under development in New York City.

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

We had no accruals for tax uncertainties as of December 31, 2013 and 2012.

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

Key Money

Key money received in conjunction with entering into hotel management or franchise agreements or completing specific capital projects is deferred and amortized over the term of the hotel management agreement. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as an offset to base management fees or franchise fees.

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

3.	Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consists of the following (in thousands):

	2013	2012
Land	$394,957	$402,198
Land improvements	7,994	7,994
Buildings	2,321,666	2,360,648
Furniture, fixtures and equipment	420,367	340,462
CIP and corporate office equipment	23,104	19,873
	3,168,088	3,131,175
Less: accumulated depreciation	(600,555)	(519,721)
	$2,567,533	$2,611,454

As of December 31, 2013 and 2012 we had accrued capital expenditures of $8.6 million and $3.0 million, respectively.

During the year ended December 31, 2012, we recorded an impairment loss of $30.4 million related to the Oak Brook Hills Resort. We evaluated the recoverability of the hotel's carrying value given deteriorating operating forecasts. Based on our estimated undiscounted net cash flow, we concluded that the previous carrying value of the hotel was not recoverable. We estimated the fair value of the hotel using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the hotel based on historical operations and our projected future operating results.  The expected useful life and holding period was based on the age of the property and our plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from recent comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return. The fair value measurement of the property is a Level 3 measurement under the fair value hierarchy (see Note 2). The impairment loss includes the impairment related to the hotel's favorable ground lease asset. See Note 4 for further discussion.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of December 31, 2013 and 2012 consist of the following (in thousands):

	2013	2012
Westin Boston Waterfront Hotel Ground Lease	$18,510	$18,726
Westin Boston Waterfront Hotel Lease Right	9,045	9,045
Hilton Minneapolis Ground Lease	5,835	5,910
Oak Brook Hills Resort Ground Lease	5,058	5,489
Lexington Hotel New York Tenant Leases	1,176	1,323
Hilton Boston Downtown Tenant Leases	312	479
	$39,936	$40,972

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense was $1.0 million for the year ended December 31, 2013, $1.0 million for the year ended December 31, 2012 and $0.9 million for the year ended December 31, 2011. Amortization expense is expected to total $1.0 million annually for 2014 and 2015 and $0.9 million annually for 2016 through 2018.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. An impairment loss of $0.5 million was recorded during the year ended December 31, 2012 due to lower comparable market rents in the City of Boston. No impairment loss was recorded in 2013.

We evaluated the Oak Brook Hills Resort favorable ground lease asset for recoverability of the carrying value during the year ended December 31, 2012. We concluded that the fair value of the ground lease was $5.6 million, resulting in an impairment loss of $1.4 million for the year ended December 31, 2012.

The fair value of both the lease right and favorable ground lease asset are Level 3 measurements under the fair value hierarchy (see Note 2) and are derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. For the lease right, the discount rate was estimated using a risk adjusted rate of return, the estimated participating rents were estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents were based on comparable long-term ground leases in the City of Boston. For the Oak Brook Hills Resort favorable ground lease asset, the discount rate was estimated using a risk adjusted rate of return and market rents were based on comparable golf course leases across the United States.

5. Note Receivable

We own a senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"), which we acquired in 2010. On January 18, 2013, we closed on a settlement of the bankruptcy and related litigation involving the Allerton Loan. As a result of the settlement, we received a $5.0 million cash principal payment and entered into a new $66.0 million mortgage loan with a four-year term (plus a one-year extension option), bearing annual interest at a fixed rate of 5.5%. Principal payments are based on a 30-year amortization schedule, but are only due to the extent there is available cash flow from operations. Based on the settlement, we changed the classification of the Allerton Loan from non-accrual to accrual status. The settlement is considered a restructuring of the original loan. Therefore, the carrying basis of the previous note receivable remains the carrying basis of the new note receivable. The discount resulting from the difference between our carrying basis and the $66.0 million new Allerton Loan is recorded as interest income based on a level yield imputed interest rate of 12.9% over the anticipated term of the loan, which includes the one-year extension option.

We received an additional $1.5 million principal payment on the new loan during 2013. We recorded $6.1 million of interest income on the Allerton Loan for the year ended December 31, 2013, of which $2.6 million is the amortization of the discount and the remainder is contractual interest income earned. We recorded no interest income in 2012 and 2011 due to the non-accrual status of the Allerton Loan.

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

We have paid the following dividends to holders of our common stock for the years ended December 31, 2013 and 2012:

Payment Date	Record Date	Dividend per Share
April 4, 2012	March 23, 2012	$0.080
May 29, 2012	May 15, 2012	$0.080
September 19, 2012	September 7, 2012	$0.080
January 10, 2013	December 31, 2012	$0.080
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085
January 10, 2014	December 31, 2013	$0.085

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

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2013 and 2012, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,480,779 shares as of December 31, 2013. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2011 to December 31, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2011	1,548,698	$5.49
Granted	308,486	11.54
Additional shares from dividends	18,302	9.23
Forfeited	(17,560)	7.02
Vested	(847,799)	6.01
Unvested balance at December 31, 2011	1,010,127	6.97
Granted	365,599	9.84
Additional shares from dividends	8,507	10.07
Forfeited	(11,563)	10.05
Vested	(696,559)	5.39
Unvested balance at December 31, 2012	676,111	10.10
Granted	323,526	9.33
Additional shares from dividends	1,040	9.30
Forfeited	(16,934)	9.65
Vested	(400,722)	9.94
Unvested balance at December 31, 2013	583,021	$9.80

The remaining share awards are expected to vest as follows: 270,440 during 2014, 200,440 during 2015, 104,901 during 2016, and 7,240 during 2017. As of December 31, 2013, the unrecognized compensation cost related to restricted stock awards was $3.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. For the years ended December 31, 2013, 2012, and 2011 we recorded $3.4 million, $3.3 million and $3.6 million, respectively, of compensation expense related to restricted stock awards. The compensation expense for the year ended December 31, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the departure of our former President and Chief Operating Officer on May 1, 2013.

Market Stock Units

We have awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of MSUs (the “Target Award”). The actual number of shares of common stock issued to each executive officer at the vesting date is equal to the Target Award plus an additional number of shares of common stock to reflect dividends that would have been paid during the Performance Period on the Target Award multiplied by the percentage of total stockholder return over the Performance Period. The total stockholder return is based on the 30-trading day average closing price of our common stock calculated on the vesting date plus dividends paid and the 30-trading day average closing price of our common stock on the date of grant. There will be no payout of shares of our common stock if the total stockholder return percentage on the vesting date is less than 50% of the target return. The maximum payout to an executive officer under an MSU award is equal to 150% of the Target Award. The fair values of the MSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of the awards included the following assumptions:

	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 2011 Award	64.0%	1.20%	$13.43
March 2012 Award	62.0%	0.43%	$11.14

A summary of our MSUs from January 1, 2011 to December 31, 2013 is shown in the following table. We have not issued MSU awards since 2012.

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2011	84,854	$9.87
Granted	72,599	13.43
Additional units from dividends	4,122	9.23
Unvested balance at December 31, 2011	161,575	11.45
Granted	89,990	11.14
Additional units from dividends	7,277	10.18
Unvested balance at December 31, 2012	258,842	11.31
Additional units from dividends	6,452	10.00
Vested	(90,620)	9.86
Unvested balance at December 31, 2013	174,674	$12.01

As of December 31, 2013, the unrecognized compensation cost related to the MSUs was $0.3 million and is expected to be recognized on a straight-line basis over a weighted average period of 13 months. For the years ended December 31, 2013, 2012 and 2011 we recorded $0.8 million, $0.9 million and $0.6 million, respectively, of compensation expense related to MSUs. The compensation expense for the year ended December 31, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the departure of our former President and Chief Operating Officer on May 1, 2013.

Performance Stock Units

Beginning in 2013, we awarded our executive officers performance stock units (“PSUs”). PSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of the awards included the following assumptions:

	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 2013 Award	39.2%	0.36%	$9.55
May 2013 Award	37.9%	0.40%	$10.41

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2013 to December 31, 2013 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	—	$—
Granted	217,949	9.64
Additional units from dividends	5,227	10.37
Vested	—	—
Unvested balance at December 31, 2013	223,176	$9.66

As of December 31, 2013, the unrecognized compensation cost related to the PSUs was $1.5 million and is expected to be recognized on a straight-line basis over a period of 26 months. For the year ended December 31, 2013, we recorded approximately $0.6 million of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$23,828	$(18,075)	$(9,438)
Income from discontinued operations	25,237	1,483	1,760
Net income (loss)	$49,065	$(16,592)	$(7,678)
Denominator:
Weighted-average number of common shares outstanding—basic	195,478,353	180,826,124	166,667,459
Effect of dilutive securities:
Unvested restricted common stock	177,314	—	—
Shares related to unvested MSUs and PSUs	206,839	—	—
Weighted-average number of common shares outstanding—diluted	195,862,506	180,826,124	166,667,459
Basic earnings (loss) per share:
Continuing operations	$0.12	$(0.10)	$(0.06)
Discontinued operations	0.13	0.01	0.01
Total	$0.25	$(0.09)	$(0.05)
Diluted earnings (loss) earnings per share:
Continuing operations	$0.12	$(0.10)	$(0.06)
Discontinued operations	0.13	0.01	0.01
Total	$0.25	$(0.09)	$(0.05)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Years Ended December 31,
	2013	2012	2011
Unvested restricted common stock	—	161,266	513,657
Unexercised stock appreciation rights	262,461	262,461	262,461
Shares related to unvested MSUs	—	237,956	152,675
Total	262,461	661,683	928,793

9. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2013:

Property	Principal Balance (In thousands)	Interest Rate	Maturity Date	Amortization Provisions
Courtyard Manhattan / Midtown East	$41,530	8.81%	October 2014	30 years
Salt Lake City Marriott Downtown	62,771	4.25%	November 2020	25 years
Courtyard Manhattan / Fifth Avenue	49,591	6.48%	June 2016	30 years
Renaissance Worthington	53,804	5.40%	July 2015	30 years
Frenchman’s Reef & Morning Star Marriott Beach Resort	57,671	5.44%	August 2015	30 Years
Los Angeles Airport Marriott	82,600	5.30%	July 2015	Interest Only
Orlando Airport Marriott	56,778	5.68%	January 2016	30 years
Chicago Marriott Downtown Magnificent Mile	208,417	5.975%	April 2016	30 years
Hilton Minneapolis	94,874	5.464%	May 2021	25 years
JW Marriott Denver at Cherry Creek	39,692	6.47%	July 2015	25 years
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.165% at December 31, 2013)	March 2015 (1)	Interest Only
The Lodge at Sonoma, a Renaissance Resort & Spa	30,607	3.96%	April 2023	30 years
Westin San Diego	70,194	3.94%	April 2023	30 years
Westin Washington D.C. City Center	72,421	3.99%	January 2023	25 years
Debt premium (2)	543
Total mortgage debt	1,091,861
Senior unsecured credit facility	—	LIBOR + 1.90% (2.09% at December 31, 2013)	January 2017 (3)	Interest Only
Total debt	$1,091,861
Weighted-Average Interest Rate		5.17%
_____________

(1)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt in 2011.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain standard conditions.

The aggregate debt maturities as of December 31, 2013 are as follows (in thousands):

2014	$56,726
2015	243,832
2016	312,866
2017	178,681
2018	8,697
Thereafter	291,059
$1,091,861
_____________

(1)	Assumes the Lexington Hotel New York mortgage loan is extended under the terms discussed above.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2013, 14 of our 26 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent.

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement as of the quarters ended September 30, 2013 and December 31, 2013. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. If we do not fund the DSCR shortfall and cure the default, the loan becomes due and payable. We funded the DSCR shortfall of $2.0 million as of September 30, 2013 during the fourth quarter of 2013 and funded an additional $2.2 million during the first quarter of 2014. The reserve will be released back to us when the DSCR is above 1.1 times, which we expect to occur in the second quarter of 2014. In addition, the cash trap provision was triggered on the loan during 2013.

As of December 31, 2013, we were in compliance with the other financial covenants of our mortgage debt.

We raised $165 million through three separate secured financings during 2013. On March 21, 2013, we closed on a $31 million loan secured by The Lodge at Sonoma, a Renaissance Resort & Spa. The loan has a 10-year term, bears interest at an annual fixed interest rate of 3.96% and amortizes on a 30-year schedule. On March 29, 2013, we closed on a $71 million loan secured by the Westin San Diego. The loan has 10-year term, bears interest at an annual fixed interest rate of 3.94% and amortizes on a 30-year schedule. On October 24, 2013, we entered into a new $63 million mortgage loan secured by the Salt Lake City Marriott Downtown. The new loan has a term of seven years and bears interest at a fixed rate of 4.25%. As part of the financing, we prepaid the $27.3 million mortgage loan previously secured by the hotel through defeasance, which had a maturity date of January 2015. The cost to defease the loan was approximately $1.5 million.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2013
Maximum leverage ratio(1)	60%	42.9%
Minimum fixed charge coverage ratio(2)	1.50x	2.43x
Minimum tangible net worth(3)	$1.857 billion	$2.282 billion
Secured recourse indebtedness(4)	Less than 50% of Total Asset Value	39%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of 5 properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of December 31, 2013, the unencumbered borrowing base included 5 properties with a borrowing base value of over $319 million.

As of December 31, 2013, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.3x. Accordingly, interest on our borrowings under the facility will continue to be based on LIBOR plus 190 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.9 million, $2.7 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

10. Discontinued Operations

On November 21, 2013, we sold the 487-room Torrance Marriott South Bay to an unaffiliated third party for a contractual sales price of $74 million, recognizing a gain of $22.7 million on the sale. The operating results, as well as the gain on sale, are reported in discontinued operations on the accompanying consolidated statements of operations.

We sold four hotels during 2012 in two separate transactions. In March 2012, we sold a three-hotel portfolio, which consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly, and the Renaissance Austin. In October 2012, we sold the Atlanta Westin North at Perimeter. The operating results of these hotels and the net gain on the sales are reported in discontinued operations on the accompanying consolidated statements of operations.

The following is a summary of the results of income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per-share data):

	Years Ended December 31,
	2013	2012	2011
Hotel revenues	$21,336	$55,654	$119,564
Hotel operating expenses	(15,977)	(41,424)	(90,577)
Operating income	5,359	14,230	28,987
Depreciation and amortization	(1,759)	(4,495)	(17,037)
Interest income	1	3	13
Interest expense	—	(2,297)	(10,101)
Impairment charge	—	(14,690)	—
Gain on sale of hotel properties, net	22,733	9,479	—
Income tax expense	(1,097)	(747)	(102)
Income from discontinued operations	$25,237	$1,483	$1,760
Basic and diluted income from discontinued operations per share	$0.13	$0.01	$0.01

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our 2012 acquisitions (in thousands):

	Hilton Boston Downtown	Westin Washington D.C. City Center	Westin San Diego	Hilton Burlington	Hotel Rex
Land	$23,262	$24,579	$22,902	$9,197	$7,856
Building	128,628	122,229	95,617	40,644	21,085
Furnitures, fixtures and equipment	3,675	3,499	2,734	3,469	601
Total fixed assets	155,565	150,307	121,253	53,310	29,542
Net other assets and liabilities	270	207	657	142	(21)
Total	$155,835	$150,514	$121,910	$53,452	$29,521

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

Year Ended December 31, 2012
Revenues	$779,248
Loss from continuing operations	(7,176)
Net loss	(5,693)
Loss per share - Basic and Diluted	$(0.04)

For the years ended December 31, 2013 and December 31, 2012, our consolidated statements of operations include $101 million and $44 million of revenues, respectively, and $6.3 million and $6.8 million of net income, respectively, related to the operations of the hotels acquired in 2012.

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current - Federal	$—	$—	$—
State	257	348	846
Foreign	70	—	—
	327	348	846
Deferred - Federal	(1,626)	(5,374)	2,862
State	(167)	(1,456)	78
Foreign	353	(311)	(1,265)
	(1,440)	(7,141)	1,675
Income tax (benefit) provision from continuing operations	$(1,113)	$(6,793)	$2,521
Income tax provision from discontinued operations	$1,097	$747	$102

A reconciliation of the statutory federal tax provision to our income tax (benefit) provision is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Statutory federal tax provision (35)%	$7,950	$(8,703)	$(2,421)
Tax impact of REIT election	(8,641)	3,290	2,710
State income tax (benefit) provision, net of federal tax benefit	58	(720)	601
Foreign income tax (benefit) provision	(552)	(694)	1,550
Foreign tax rate adjustment	—	—	—
Other	72	34	81
Income tax (benefit) provision from continuing operations	$(1,113)	$(6,793)	$2,521

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million, $0.4 million and $0.3 million of franchise taxes during the years ended December 31, 2013, 2012 and 2011, respectively, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2013	2012
Deferred income related to key money	$9,406	$9,669
Net operating loss carryforwards	28,663	28,654
Alternative minimum tax credit carryforwards	129	50
Other	1,228	1,034
Deferred tax assets	39,426	39,407
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(6,738)	(7,098)
Deferred tax liabilities	(10,998)	(11,358)
Deferred tax asset, net	$28,428	$28,049

We believe that we will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $10.8 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $28.7 million, primarily consisting of net operating loss carryforwards, are dependent upon future taxable earnings of the TRS. The net operating loss carryforwards expire in 2028, 2029 and 2033.

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

13. Relationships with Managers

We are party to hotel management agreements for each of our hotels owned. The following table sets forth the agreement date, initial term and number of renewal terms under the respective hotel management agreements for each of our hotels. Generally, the term of the hotel management agreements renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the property manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
Hotel Rex	Joie de Vivre Hotels	9/2005	5 years	Month-to-month
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Los Angeles Airport Marriott	Marriott	9/2000	40 years	Two ten-year periods
Oak Brook Hills Resort	Destination Hotels & Resorts	11/2013	5 years	None
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month

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

In November 2013, we terminated the management agreement with Marriott to operate the Oak Brook Hills Resort. We entered into a five-year management agreement with Destination Hotels & Resorts to operate the hotel as an independent hotel and conference facility. In connection with the termination, we paid Marriott a termination fee of approximately $0.7 million and wrote off $1.1 million of unamortized key money, which is included within other hotel expenses on the accompanying consolidated statement of operations.

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%		25%		5%
Bethesda Marriott Suites	3%		50%	(3)	5%	(4)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	3%		20%	(5)	5%
Conrad Chicago	3%	(6)	15%		4%
Courtyard Denver Downtown	2%	(7)	10%		4%
Courtyard Manhattan/Fifth Avenue	5.5%	(8)	25%		4%
Courtyard Manhattan/Midtown East	5%		25%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%		5.5%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1%	(9)	10%		—
Hilton Garden Inn Chelsea/New York City	2%	(10)	10%		—
Hilton Minneapolis	3%		15%		4%
Hotel Rex	3%		10%		4%
JW Marriott Denver at Cherry Creek	2.25%	(11)	10%		4%
Lexington Hotel New York	3%		20%		4%
Los Angeles Airport Marriott	3%		25%		5%
Oak Brook Hills Resort Chicago (12)	2%		—		—
Orlando Airport Marriott	2%		25%		5%
Renaissance Charleston	3.5%		20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	3%		20%		5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin San Diego	1%	(9)	10%		4%	(13)
Westin Washington D.C. City Center	1%	(9)	10%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The owner's priority expires in 2027.

(4)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.8 million.

(5)	Calculated as 20% of net operating income before base management fees. There is no owner's priority.

(6)
The base management fee is reduced by the amount in which operating profits do not meet the performance guarantee. The performance guarantee was $8.6 million in 2013 and base management fees were reduced to zero.

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

(10)	During 2013, we amended the management agreement to reduce the annual base management fee from 2.5% to 2% effective March 1, 2013.

(11)
The base management fee is 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(12) We terminated the management agreement with Marriott effective November 2013 and entered into a new management agreement with Destination Hotels & Resorts. Under the new management agreement, the base management fee was reduced from 3% to 2% and the FF&E reserve contribution requirement was eliminated.
(13) Pursuant to the loan agreement, dated March 29, 2013, beginning April 2013, the hotel is required to make a FF&E reserve contribution of 4% of gross revenues.

The following is a summary of management fees from continuing operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Base management fees	$19,324	$18,757	$15,817
Incentive management fees	6,222	5,550	5,226
Total management fees	$25,546	$24,307	$21,043

Eight of our hotels earned incentive management fees for the year ended December 31, 2013. Five of our hotels earned incentive management fees for the year ended December 31, 2012. Three of our hotels earned incentive management fees for the year ended December 31, 2011.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and decision not to cure the failure by making a cure payment. The Oak Brook Hills Resort, Orlando Airport Marriott, and the Hilton Garden Inn Chelsea/New York City each failed its performance test at the end of 2012. The following are the actions we have taken as a result of these performance test failures:

•
Oak Brook Hills Resort: We terminated the management agreement effective in November 2013. We entered into a 5-year management agreement with Destination Hotels & Resorts to operate the hotel as an independent hotel.

•	Hilton Garden Inn Chelsea/New York City: We amended the management agreement to reduce the base management fee to 2% of gross revenues for the remainder of the term.

•	Orlando Airport Marriott: We determined that no action would be taken.

Key Money

Our managers have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations.

During 2013, Marriott provided us $4.2 million of key money in connection with the rebranding of the Lexington Hotel New York as an Autograph Collection Hotel in accordance with the franchise agreement. Marriott also provided us $0.3 million in 2013 for additional renovations at Frenchman's Reef and Morning Star Marriott Beach Resort.

We amortized $2.2 million of key money during the year ended December 31, 2013, $1.0 million during the year ended December 31, 2012, and $0.7 million during the year ended December 31, 2011. The amortization for the year ended December 31, 2013 includes $1.1 million of key money written off as a result of the change of hotel manager of the Oak Brook Hills Resort during 2013. This key money write-off is included within other hotel expenses on the accompanying consolidated statement of operations.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our nine franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York (1)	3/2012	20 years	3% of gross room sales (2)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
___________

(1)	The agreement began on the date the hotel opened as a Autograph Collection hotel, which was August 19, 2013.

(2)	Increases to 4% on the first anniversary of the agreement and 5% on the second anniversary of the agreement.

We recorded $11.4 million, $8.4 million and $5.7 million of franchise fees during the fiscal years ended December 31, 2013, 2012, and 2011, respectively, which are included in other hotel expenses on the accompanying consolidated statement of operations.

14. Commitments and Contingencies

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

•
The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Project. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options, and the term of the ground lease covering the extension runs through 2017. We own a 21% interest in the land under the hotel.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•	The Hilton Minneapolis is subject to a ground lease that runs until 2091. There are no renewal options.

In addition, the golf course that is part of the Oak Brook Hills Resort is subject to a ground lease covering approximately 110 acres. The ground lease runs through 2045 including renewal options.

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

Ground rent expense from continuing operations was $15.0 million, $14.6 million and $14.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash paid for ground rent from continuing operations was $8.5 million, $8.2 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table reflects the current and future annual rents under our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 4/2087	$597,850 (2)
	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	$1,132,812
		10/2027 - 9/2037	$1,416,015
		10/2037 - 9/2047	$1,770,019
		10/2047 - 9/2057	$2,212,524
		10/2057 - 9/2067	$2,765,655
		10/2067 - 9/2077	$3,457,069
		10/2077 - 9/2085	$4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2013 - 12/2017	$11,305
	Westin Boston Waterfront Hotel (6) (Base rent)	1/2013 - 12/2015	$500,000
		1/2016 - 12/2020	$750,000
		1/2021 - 12/2025	$1,000,000
		1/2026 - 12/2030	$1,500,000
		1/2031 - 12/2035	$1,750,000
		1/2036 - 5/2099	No base rent
	(Percentage rent)	Through 12/2015	0% of annual gross revenue
		1/2016 - 12/2025	1.0% of annual gross revenue
		1/2026 - 12/2035	1.5% of annual gross revenue
		1/2036 - 12/2045	2.75% of annual gross revenue
		1/2046 - 12/2055	3.0% of annual gross revenue
		1/2056 - 12/2065	3.25% of annual gross revenue
		1/2066 - 5/2099	3.5% of annual gross revenue
	Hilton Minneapolis (7)	1/2013 - 12/2013	$6,012,000
		1/2014 - 12/2014	$6,313,000
		1/2015 - 12/2015	$6,629,000
		1/2016 - 12/2016	$6,960,000
		1/2017 - 12/2017	$7,308,000
		1/2018 - 12/2018	$7,673,000
		1/2019 - 10/2091	Annual real estate taxes
Ground leases under parking garage:	Renaissance Worthington	8/2013 - 7/2022	$40,400
		8/2022 - 7/2037	$46,081
		8/2037 - 7/2052	$51,763
		8/2052 - 7/2067	$57,444
Ground lease under golf course:	Oak Brook Hills Resort Chicago	10/1985 - 9/2025	$1 (8)
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2013. Rent will increase annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2013.

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

(8)	We have the right to extend the term of this lease for two consecutive renewal terms of ten years each with rent at then market value.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

2014	$10,135
2015	10,237
2016	10,509
2017	10,815
2018	11,124
Thereafter	615,532
$668,352

Hotel under Development

On January 18, 2011, we entered into a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel will have 282 guest rooms. The contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We expect that the hotel will open during 2014. Upon entering into the purchase and sale agreement, we deposited $20.0 million with a third-party escrow agent. During the years ended December 31, 2013 and 2012, we made $5.0 million and $1.9 million, respectively, of additional deposits. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

15. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2013 and 2012, in thousands, are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$50,084	$64,500	$53,792	$57,000
Debt	$1,091,861	$1,087,516	$988,731	$1,035,450

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

The following table sets forth revenues from continuing operations and investment in hotel assets owned as of December 31, 2013 represented by the following geographical areas as of and for the years ended December 31, 2013, 2012 and 2011:

	Revenues			Investment (1)
	2013	2012	2011	2013	2012	2011
	(In thousands)			(In thousands)
Chicago	$149,498	$144,260	$136,287	$537,512	$536,651	$532,098
Los Angeles	58,608	56,727	52,726	126,898	126,833	126,158
Boston	102,482	84,512	66,564	511,502	507,820	349,447
US Virgin Islands	62,439	55,753	34,367	140,257	133,230	126,907
New York	95,798	112,279	88,586	574,134	532,873	524,308
Minneapolis	50,097	49,075	50,769	157,928	155,703	155,703
Denver	31,909	29,469	17,152	121,289	120,369	120,316
Other	248,857	194,812	153,632	806,648	803,268	442,814
Total	$799,688	$726,887	$600,083	$2,976,168	$2,916,747	$2,377,751
______________

(1)	Total investment represents our initial investment in the hotel plus any owner-funded capital expenditures since acquisition.

17.  Quarterly Operating Results (Unaudited)

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$175,863	$218,013	$204,345	$201,467
Total operating expenses	174,509	186,646	183,400	179,975
Operating income	$1,354	$31,367	$20,945	$21,492
(Loss) income from continuing operations	$(4,799)	$14,120	$7,679	$6,828
Income from discontinued operations	673	952	885	22,727
Net (loss) income	$(4,126)	$15,072	$8,564	$29,555
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.02)	$0.07	$0.04	$0.03
Discontinued operations	0.00	0.01	0.00	0.12
Total	$(0.02)	$0.08	$0.04	$0.15

	2012 Quarter Ended
	March 23	June 15	September 7	December 31
	(In thousands, except per share data)
Total revenue	$113,440	$175,587	$178,628	$259,232
Total operating expenses	118,544	153,720	198,185	227,984
Operating (loss) income	$(5,104)	$21,867	$(19,557)	$31,248
(Loss) income from continuing operations	$(10,477)	$7,957	$(31,171)	$15,616
Income (loss) from discontinued operations	13,092	987	(13,608)	1,012
Net income (loss)	$2,615	$8,944	$(44,779)	$16,628
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.06)	$0.05	$(0.17)	$0.08
Discontinued operations	0.08	0.00	(0.07)	0.01
Total	$0.02	$0.05	$(0.24)	$0.09

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2013 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$860	$3,623	$34,363	$37,986	$(7,297)	$30,689	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	1,738	—	47,394	47,394	(10,646)	36,748	2004	40 Years
Boston Westin Waterfront	—	—	273,696	18,097	—	291,793	291,793	(50,214)	241,579	2007	40 Years
Chicago Marriott Downtown	(208,417)	36,900	347,921	18,620	36,900	366,541	403,441	(70,416)	333,025	2006	40 Years
Conrad Chicago	—	31,650	76,961	3,536	31,650	80,497	112,147	(14,013)	98,134	2006	40 Years
Courtyard Denver	—	9,400	36,180	371	9,400	36,551	45,951	(2,242)	43,709	2011	40 Years
Courtyard Manhattan/Fifth Avenue	(49,591)	—	34,685	2,450	—	37,135	37,135	(8,368)	28,767	2004	40 Years
Courtyard Manhattan/Midtown East	(41,530)	16,500	54,812	2,244	16,500	57,056	73,556	(12,797)	60,759	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	(57,671)	17,713	50,697	46,011	17,713	96,708	114,421	(13,508)	100,913	2005	40 Years
Hilton Boston Downtown	—	23,262	128,628	1,526	23,262	130,154	153,416	(4,741)	148,675	2012	40 Years
Hilton Burlington	—	9,197	40,644	465	9,197	41,109	50,306	(1,517)	48,789	2012	40 Years
Hilton Garden Inn Chelsea/New York City	—	14,800	51,458	386	14,800	51,844	66,644	(4,284)	62,360	2010	40 Years
Hilton Minneapolis	(94,874)	—	129,640	576	—	130,216	130,216	(11,516)	118,700	2010	40 Years
Hotel Rex	—	7,856	21,085	(104)	7,856	20,981	28,837	(595)	28,242	2012	40 Years
JW Marriott Denver	(39,692)	9,200	63,183	1,045	9,200	64,228	73,428	(4,149)	69,279	2011	40 Years
Lexington Hotel New York	(170,368)	92,000	229,368	1,463	92,000	230,831	322,831	(14,832)	307,999	2011	40 Years
Los Angeles Airport Marriott	(82,600)	24,100	83,077	7,274	24,100	90,351	114,451	(19,165)	95,286	2005	40 Years
Oak Brook Hills Resort Chicago	—	9,500	39,128	(23,358)	9,500	15,770	25,270	(8,179)	17,091	2005	40 Years
Orlando Airport Marriott	(56,778)	9,769	57,803	3,728	9,769	61,531	71,300	(12,231)	59,069	2005	40 Years
Renaissance Charleston	—	5,900	32,511	445	5,900	32,956	38,856	(2,761)	36,095	2010	40 Years
Renaissance Worthington	(53,804)	15,500	63,428	2,895	15,500	66,323	81,823	(13,759)	68,064	2005	40 Years
Salt Lake City Marriott Downtown	(62,771)	—	45,815	2,957	855	48,772	49,627	(10,743)	38,884	2004	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(30,607)	3,951	22,720	565	3,951	23,285	27,236	(7,460)	19,776	2004	40 Years
Westin San Diego	(70,194)	22,902	95,617	863	22,902	96,480	119,382	(3,510)	115,872	2012	40 Years
Westin Washington, D.C City Center	(72,421)	24,579	122,229	249	24,579	122,478	147,057	(4,470)	142,587	2012	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	1,850	5,800	54,313	60,113	(11,500)	48,613	2005	40 Years
Total	$(1,091,318)	$394,102	$2,232,908	$96,752	$394,957	$2,329,660	$2,724,617	$(324,913)	$2,399,704

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2013, 2012 and 2011 is as follows:

Balance at December 31, 2010	$2,152,921
Additions:
Acquisitions	439,338
Capital expenditures	31,082

Balance at December 31, 2011	$2,623,341
Additions:
Acquisitions	$495,999
Capital expenditures	12,756
Deductions:
Dispositions and other	(333,545)
Impairment	(27,711)

Balance at December 31, 2012	$2,770,840
Additions:
Capital expenditures	$15,089
Deductions:
Dispositions and other	(61,312)

Balance at December 31, 2013	$2,724,617

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2013, 2012 and 2011 is as follows:

Balance at December 31, 2010	$208,741
Depreciation and amortization	53,518

Balance at December 31, 2011	262,259
Depreciation and amortization	90,893
Dispositions and other	(76,320)

Balance at December 31, 2012	276,832
Depreciation and amortization	59,393
Dispositions and other	(11,312)

Balance at December 31, 2013	$324,913

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,643,187 as of December 31, 2013.