Form 10-Q
period 2014-03-31
DiamondRock Hospitality Co
filed 2014-05-12
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 195,679,187 shares of its $0.01 par value common stock outstanding as of May 12, 2014.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Property and equipment, at cost	$3,188,753	$3,168,088
Less: accumulated depreciation	(625,692)	(600,555)
	2,563,061	2,567,533
Deferred financing costs, net	6,910	7,702
Restricted cash	97,949	89,106
Due from hotel managers	76,056	69,353
Note receivable	44,762	50,084
Favorable lease assets, net	39,677	39,936
Prepaid and other assets	76,946	79,474
Cash and cash equivalents	111,482	144,584
Total assets	$3,016,843	$3,047,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,088,259	$1,091,861
Senior unsecured credit facility	—	—
Total debt	1,088,259	1,091,861

Deferred income related to key money, net	23,435	23,707
Unfavorable contract liabilities, net	77,625	78,093
Due to hotel managers	54,914	54,225
Dividends declared and unpaid	20,330	16,981
Accounts payable and accrued expenses	88,564	102,214
Total liabilities	1,353,127	1,367,081
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,679,187 and 195,470,791 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,957	1,955
Additional paid-in capital	1,978,800	1,979,613
Accumulated deficit	(317,041)	(300,877)
Total stockholders’ equity	1,663,716	1,680,691
Total liabilities and stockholders’ equity	$3,016,843	$3,047,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2014	2013
Revenues:
Rooms	$129,736	$120,381
Food and beverage	48,611	44,017
Other	11,737	11,465
Total revenues	190,084	175,863
Operating Expenses:
Rooms	38,105	35,181
Food and beverage	34,500	32,842
Management fees	5,293	4,735
Other hotel expenses	72,476	67,655
Depreciation and amortization	25,123	26,251
Corporate and other expenses	5,188	7,845
Gain on insurance proceeds	(663)	—
Total operating expenses	180,022	174,509
Operating profit	10,062	1,354
Other Expenses (Income):
Interest income	(1,652)	(1,285)
Interest expense	14,525	13,583
Total other expenses, net	12,873	12,298
Loss from continuing operations before income taxes	(2,811)	(10,944)
Income tax benefit	6,848	6,145
Income (loss) from continuing operations	4,037	(4,799)
Income from discontinued operations, net of income taxes	—	673
Net income (loss)	$4,037	$(4,126)
Earnings (loss) per share:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	0.00
Basic and diluted earnings (loss) per share	$0.02	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$4,037	$(4,126)
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	25,123	26,834
Corporate asset depreciation as corporate expenses	27	25
Non-cash ground rent	1,696	1,693
Non-cash financing costs, debt premium and interest rate cap as interest	708	703
Amortization of note receivable discount as interest income	(696)	(533)
Amortization of favorable and unfavorable contracts, net	(353)	(354)
Amortization of deferred income	(272)	(265)
Stock-based compensation	1,047	1,860
Changes in assets and liabilities:
Prepaid expenses and other assets	2,411	2,286
Restricted cash	(7,085)	(1,239)
Due to/from hotel managers	(6,014)	(3,130)
Accounts payable and accrued expenses	(9,785)	(5,541)
Net cash provided by operating activities	10,844	18,213
Cash flows from investing activities:
Hotel capital expenditures	(25,967)	(13,937)
Mortgage loan principal payments	6,000	5,074
Change in restricted cash	(1,758)	(12,737)
Net cash used in investing activities	(21,725)	(21,600)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,512)	(2,980)
Repurchase of common stock and other	(1,898)	(1,620)
Proceeds from mortgage debt	—	102,000
Draws on senior unsecured credit facility	—	25,000
Repayments of senior unsecured credit facility	—	(35,000)
Payment of financing costs	—	(525)
Payment of cash dividends	(16,811)	(15,736)
Net cash (used in) provided by financing activities	(22,221)	71,139
Net (decrease) increase in cash and cash equivalents	(33,102)	67,752
Cash and cash equivalents, beginning of period	144,584	9,623
Cash and cash equivalents, end of period	$111,482	$77,375

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$13,111	$12,354
Cash paid for income taxes	$87	$52
Capitalized interest	$343	$367
Non-cash Financing Activities:
Unpaid dividends	$20,330	$16,862

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

As of March 31, 2014, we owned 26 hotels with 11,121 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California; Minneapolis, Minnesota; New York, New York (4); Oak Brook, Illinois; Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also own a senior mortgage loan secured by a 443-room hotel located in Chicago, Illinois and have the right to acquire, upon completion in 2014, a 282-room hotel under development in New York City.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed on February 25, 2014.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2014 and the results of our operations and our cash flows for the three months ended March 31, 2014 and March 31, 2013. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We will classify a hotel as held for sale in the period that we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and related assets and will cease recording depreciation expense. We will classify the assets and related liabilities as held for sale on the balance sheet.

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

We had no accruals for tax uncertainties as of March 31, 2014 and December 31, 2013.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends U.S. GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2015 with early adoption permitted. The Company adopted this accounting pronouncement effective January 1, 2014. Disposals that have already been reported within discontinued operations in previously issued financial statements will continue to be reported under the previous guidance.

3.	Property and Equipment

Property and equipment as of March 31, 2014 and December 31, 2013 consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$394,957	$394,957
Land improvements	7,994	7,994
Buildings	2,324,241	2,321,666
Furniture, fixtures and equipment	452,167	420,367
CIP and corporate office equipment	9,394	23,104
	3,188,753	3,168,088
Less: accumulated depreciation	(625,692)	(600,555)
	$2,563,061	$2,567,533

As of March 31, 2014, we had accrued capital expenditures of $3.3 million. As of December 31, 2013, we had accrued capital expenditures of $8.6 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization, as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Westin Boston Waterfront Hotel Ground Lease	$18,455	$18,510
Westin Boston Waterfront Hotel Lease Right	9,045	9,045
Hilton Minneapolis Ground Lease	5,816	5,835
Oak Brook Hills Resort Ground Lease	4,951	5,058
Lexington Hotel New York Tenant Leases	1,139	1,176
Hilton Boston Downtown Tenant Leases	271	312
	$39,677	$39,936

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the three months ended March 31, 2014 was approximately $0.3 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded for the three months ended March 31, 2014 or March 31, 2013.

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

5. Note Receivable

We own a $66.0 million senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"), which has a four-year term (plus a one-year extension option) and bears annual interest at a fixed rate of 5.5%. Principal payments are based on a 30-year amortization schedule, but are only due to the extent there is available cash flow from operations. In connection with the sale of the Allerton Hotel in March 2014, we received a $6.0 million principal payment. As of March 31, 2014, the outstanding principal balance of the Allerton Loan is $58.5 million. We recorded $1.6 million of interest income on the Allerton Loan for the three months ended March 31, 2014, of which $0.7 million is the amortization of the discount and the remainder is contractual interest income. We recorded $1.3 million of interest income on the Allerton Loan for the three months ended March 31, 2013, of which $0.5 million is the amortization of the discount and the remainder is contractual interest income earned. Subsequent to March 31, 2014, the owner of the Allerton Hotel sent notice to us of their intent to prepay the Allerton Loan in full. We expect to receive payment during the second quarter, however the prepayment is subject to the borrower's ability to raise the capital required to prepay the loan.

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

We have paid the following dividends to holders of our common stock during 2014 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2014	December 31, 2013	$0.0850
April 10, 2014	March 31, 2014	$0.1025

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units would have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 31, 2014 and December 31, 2013, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8 million shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,625,877 shares as of March 31, 2014. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2014 to March 31, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	583,021	$9.80
Granted	221,240	12.43
Additional shares from dividends	—	—
Forfeited	—	—
Vested	(270,440)	10.10
Unvested balance at March 31, 2014	533,821	$10.74

The remaining share awards are expected to vest as follows: 274,187 during 2015, 178,648 during 2016, and 80,986 during 2017. As of March 31, 2014, the unrecognized compensation cost related to restricted stock awards was $5.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. We recorded $0.7 million and $1.4 million, respectively, of compensation expense related to restricted stock awards for each of the three months ended March 31, 2014 and March 31, 2013. The compensation expense for the three months ended March 31, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the departure of our former Chief Operating Officer in 2013.

Market Stock Units

From 2010 to 2012, we awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. As of March 31, 2014, there are 95,915 MSUs outstanding, which represent awards granted in 2012. The unrecognized compensation cost related to the MSUs was $0.2 million as of March 31, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 11 months. For the three months ended March 31, 2014 and March 31, 2013, we recorded approximately $0.1 million and $0.4 million, respectively, of compensation expense related to the MSUs. The compensation expense for the three months ended March 31, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the departure of our former Chief Operating Officer in 2013.

Performance Stock Units

Beginning in 2013, we have awarded our executive officers performance stock units (“PSUs”). PSUs are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of the awards included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 3, 2013	39.2%	0.36%	$9.55
May 15, 2013	37.9%	0.40%	$10.41
March 3, 2014	33.5%	0.66%	$12.77

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2014 to March 31, 2014 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	223,176	$9.66
Granted	170,321	12.77
Additional units from dividends	1,636	11.60
Unvested balance at March 31, 2014	395,133	$11.00

As of March 31, 2014, the unrecognized compensation cost related to the PSUs was $3.5 million and is expected to be recognized on a straight-line basis over a period of 30 months. For the three months ended March 31, 2014 and March 31, 2013, we recorded approximately $0.2 million and $0.1 million, respectively, of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Income (loss) from continuing operations	$4,037	$(4,799)
Income from discontinued operations	—	673
Net income (loss)	$4,037	$(4,126)
Denominator:
Weighted-average number of common shares outstanding—basic	195,623,959	195,301,268
Effect of dilutive securities:
Unvested restricted common stock	205,363	—
Shares related to unvested MSUs and PSUs	575,733	—
Weighted-average number of common shares outstanding—diluted	196,405,055	195,301,268
Basic earnings (loss) per share:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	0.00
Total	$0.02	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$0.02	$(0.02)
Discontinued operations	—	0.00
Total	$0.02	$(0.02)

We did not include the following in our calculation of diluted earnings (loss) per share as they would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Unvested restricted common stock	—	181,225
Unexercised stock appreciation rights	262,461	262,461
Shares related to unvested MSUs and PSUs	—	171,987
	262,461	615,673

9. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2014, in thousands:

Property	Principal Balance	Interest Rate	Maturity Date

Courtyard Manhattan / Midtown East	$41,424	8.81%	October 2014
Marriott Salt Lake City Downtown	62,525	4.25%	November 2020
Courtyard Manhattan / Fifth Avenue	49,429	6.48%	June 2016
Renaissance Worthington	53,563	5.40%	July 2015
Frenchman’s Reef & Morning Star Marriott Beach Resort	57,397	5.44%	August 2015
Marriott Los Angeles Airport	82,600	5.30%	July 2015
Orlando Airport Marriott	56,558	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	207,580	5.975%	April 2016
Hilton Minneapolis	94,499	5.464%	May 2021
JW Marriott Denver at Cherry Creek	39,507	6.47%	July 2015
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.155% at March 31, 2014)	March 2015 (1)
Westin Washington D.C. City Center	71,971	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	30,511	3.96%	April 2023
Westin San Diego	69,875	3.94%	April 2023
Debt premium (2)	452
Total mortgage debt	1,088,259

Senior unsecured credit facility	—	LIBOR + 1.90%	January 2017 (3)
Total debt	$1,088,259
Weighted-Average Interest Rate		5.17%
_______________________

(1)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt in 2011.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2014, 14 of our 26 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent.

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. If we do not fund the DSCR shortfall and cure the default, the loan becomes due and payable. As of March 31, 2014, the lender is holding $4.2 million in a reserve to cover the DSCR shortfall. The reserve will be released back to us when the DSCR is above 1.1 times, which we expect to occur as of the second quarter of 2014. In addition, the cash trap provision was triggered on the loan during 2013.

As of March 31, 2014, we are in compliance with the other financial covenants of our mortgage debt.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2014
Maximum leverage ratio (1)	60%	48.6%
Minimum fixed charge coverage ratio (2)	1.50x	2.43x
Minimum tangible net worth (3)	$1.857 billion	$2.290 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	44.5%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of March 31, 2014, the unencumbered borrowing base included five properties with a borrowing base value of $329 million.

As of March 31, 2014, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.7x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

10. Discontinued Operations

On November 21, 2013, we sold the 487-room Torrance Marriott South Bay to an unaffiliated third party. The operating results are reported in discontinued operations on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013.

The following table summarizes the components of discontinued operations in the condensed consolidated statement of operations for the three months ended March 31, 2013 (unaudited; in thousands, except per share data):

Three Months Ended
March 31, 2013
Hotel revenues	$5,440
Hotel operating expenses	(4,182)
Operating income	1,258
Depreciation and amortization	(583)
Income tax expense	(2)
Income from discontinued operations	$673
Basic and diluted income from discontinued operations per share	$0.00

11. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2014 and December 31, 2013, in thousands, are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$44,762	$58,500	$50,084	$64,500
Debt	$1,088,259	$1,098,053	$1,091,861	$1,087,516

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

Hotel under Development

We are party to a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel will have 282 guest rooms. The contractual purchase price is approximately $128 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We expect that the hotel will open during 2014. We have made deposits totaling $26.9 million with a third-party escrow agent. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

13. Subsequent Events

Hotel Disposition

On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing. The loan provided to the buyer is unsecured and has a one year interest-only period after which the loan will amortize based on a twenty-five year schedule. The loan accrues interest at a floating rate rate of LIBOR plus 650 basis points for the first year. The interest rate margin increases by 100 basis points annually for the remainder of the loan term. The loan is subordinate to the buyer's senior mortgage loan. The loan agreement provides repayment options, which include:

•	the hotel achieving a certain operating profit threshold by mid-2016

•	refinancing proceeds in excess of the outstanding balance of the senior mortgage loan

•	proceeds in excess of the outstanding balance of the senior mortgage loan from the sale of the hotel

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). As of March 31, 2014, we owned a portfolio of 26 premium hotels and resorts that contain 11,121 guest rooms. We also hold the senior note on a mortgage loan secured by an additional hotel and have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

As of March 31, 2014, we owned 26 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

We have been executing on our strategy to elevate and enhance our hotel portfolio by actively recycling capital early in the recovery phase of this lodging cycle. Our efforts have led to the repositioning of our portfolio through the acquisition of $1.3 billion of urban hotels that align with our strategic goals while disposing of more than $400 million in slower-growth, non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as New York, San Francisco, Boston, Denver, Washington D.C. and San Diego. Over 85% of our portfolio EBITDA is currently derived from core urban and resort hotels. Our capital recycling program over the past three years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no corporate level debt, preferred equity, or convertible bonds. Moreover, we have significant balance sheet flexibility with no outstanding borrowings under our $200 million senior unsecured credit facility as of March 31, 2014, as well as approximately half of our hotels being unencumbered by mortgage debt. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of total revenues for the three months ended March 31, 2014 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2014 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2013 RevPAR
Chicago Marriott	Chicago, Illinois	1,198	57.9%	$157.63	$91.31	(10.1)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	93.2%	124.63	116.14	24.2%
Hilton Minneapolis	Minneapolis, Minnesota	821	56.8%	114.31	64.91	(9.6)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	65.0%	189.65	123.19	11.6%
Lexington Hotel New York	New York, New York	725	80.8%	186.43	150.69	57.5%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	67.2%	146.86	98.70	(0.9)%
Renaissance Worthington	Fort Worth, Texas	504	72.0%	179.48	129.28	14.7%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	91.3%	327.97	299.47	6.6%
Orlando Airport Marriott	Orlando, Florida	485	90.9%	120.93	109.91	14.5%
Westin San Diego	San Diego, California	436	82.0%	163.92	134.43	2.4%
Westin Washington, D.C. City Center	Washington, D.C.	406	54.3%	206.03	111.81	(16.5)%
Oak Brook Hills Resort (1)	Oak Brook, Illinois	386	23.8%	105.44	25.13	(48.7)%
Hilton Boston Downtown	Boston, Massachusetts	362	82.8%	179.94	148.96	20.5%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	86.7%	376.44	326.43	5.5%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.1%	171.40	115.01	7.6%
Courtyard Manhattan/Midtown East	New York, New York	317	86.5%	221.21	191.30	15.4%
Conrad Chicago	Chicago, Illinois	311	71.8%	163.84	117.67	(0.1)%
Bethesda Marriott Suites	Bethesda, Maryland	272	54.9%	165.22	90.66	4.7%
Hilton Burlington	Burlington, Vermont	258	64.1%	118.80	76.21	0.3%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	79.2%	235.98	186.97	9.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	84.8%	219.61	186.13	23.8%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	58.8%	208.74	122.73	(1.1)%
Courtyard Denver Downtown	Denver, Colorado	177	81.3%	173.63	141.23	16.0%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	91.5%	174.12	159.26	(7.6)%
Renaissance Charleston	Charleston, South Carolina	166	87.6%	181.31	158.78	6.9%
Hotel Rex	San Francisco, California	94	78.3%	183.18	143.39	8.1%
TOTAL/WEIGHTED AVERAGE		11,121	72.2%	$179.95	$129.89	7.6%
____________________
(1) Hotel was sold on April 14, 2014.

Results of Operations

Our operating results for the three months ended March 31, 2014 continued to evidence solid performance against a backdrop of healthy U.S. lodging fundamentals. The industry is expected to exceed prior peak levels of occupancy during 2014, and new hotel supply is expected to remain below the historical average. Our 2014 results are expected to benefit from our strategic initiatives intended to create future stockholder value including: (1) strong growth from our 2013 capital investment program; (2) growth from the rebranding of the Lexington Hotel New York to Marriott’s Autograph Collection; (3) strong 2014 group booking pace, driven by our two hotels in Boston, Frenchman’s Reef & Morning Star Marriott Beach Resort and Renaissance Worthington; and (4) the acquisition and opening of the hotel under development in New York City, expected in mid-2014.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
Rooms	$129,736	$120,381	7.8%
Food and beverage	48,611	44,017	10.4%
Other	11,737	11,465	2.4%
Total revenues	$190,084	$175,863	8.1%

Our total revenues increased $14.2 million, or 8.1%, from $175.9 million for the three months ended March 31, 2013 to $190.1 million for the three months ended March 31, 2014.

Individual hotel revenues for the three months ended March 31, 2014 and March 31, 2013, respectively, consist of the following (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
Frenchman's Reef & Morning Star Marriott Beach Resort	$22.3	$20.5	8.8%
Los Angeles Airport Marriott	16.8	14.1	19.1%
Chicago Marriott	16.5	17.4	(5.2)%
Westin Boston Waterfront Hotel	16.4	13.9	18.0%
Vail Marriott Mountain Resort & Spa	13.5	12.3	9.8%
Lexington Hotel New York	10.6	6.7	58.2%
Renaissance Worthington	9.5	8.0	18.8%
Hilton Minneapolis	8.6	9.5	(9.5)%
Westin San Diego	7.3	7.3	—%
Salt Lake City Marriott Downtown	7.0	6.7	4.5%
Orlando Airport Marriott	7.0	6.3	11.1%
Courtyard Manhattan/Midtown East	5.7	4.8	18.8%
Hilton Boston Downtown	5.5	4.6	19.6%
Westin Washington, D.C. City Center	5.3	6.2	(14.5)%
JW Marriott Denver at Cherry Creek	5.2	4.8	8.3%
Conrad Chicago	4.6	4.2	9.5%
Marriott Atlanta Alpharetta	4.6	4.5	2.2%
The Lodge at Sonoma, a Renaissance Resort & Spa	3.8	3.8	—%
Bethesda Marriott Suites	3.2	3.1	3.2%
Courtyard Manhattan/Fifth Avenue	3.1	2.5	24.0%
Renaissance Charleston	3.0	2.8	7.1%
Hilton Garden Inn Chelsea	2.5	2.7	(7.4)%
Courtyard Denver Downtown	2.4	2.1	14.3%
Hilton Burlington	2.3	2.3	—%
Oak Brook Hills Resort (1)	2.0	3.5	(42.9)%
Hotel Rex	1.4	1.3	7.7%
Total	$190.1	$175.9	8.1%
____________________
(1) Hotel was sold on April 14, 2014.

The following are key hotel operating statistics for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013	% Change
Occupancy %	72.2%	70.3%	1.9 percentage points
ADR	$179.95	$171.62	4.9%
RevPAR	$129.89	$120.73	7.6%

Food and beverage revenues increased $4.6 million, or 10.4%, from the three months ended March 31, 2013. The increase was primarily driven by an increase in banquet revenues due to the strong group business during the three months ended March 31, 2014. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, remained relatively flat.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Three Months Ended March 31,
	2014	2013	% Change
Rooms departmental expenses	$38.1	$35.2	8.2%
Food and beverage departmental expenses	34.5	32.8	5.2
Other departmental expenses	5.5	5.4	1.9
General and administrative	16.3	15.2	7.2
Utilities	7.4	6.9	7.2
Repairs and maintenance	9.2	8.9	3.4
Sales and marketing	13.8	12.5	10.4
Franchise fees	3.3	2.8	17.9
Base management fees	4.7	4.2	11.9
Incentive management fees	0.6	0.5	20.0
Property taxes	10.2	9.6	6.3
Other fixed charges	3.0	2.6	15.4
Ground rent—Contractual	2.2	2.2	—
Ground rent—Non-cash	1.6	1.6	—
Total hotel operating expenses	$150.4	$140.4	7.1%

Our hotel operating expenses increased $10.0 million, or 7.1 percent, from the three months ended March 31, 2013. The increase in departmental expenses is partially due to a 4.4% increase in wages and benefits. Support costs increased 7.4%, driven primarily by higher credit card commissions in general and administrative and higher rewards program expenses in sales and marketing. Franchise fees increased 17.9%, due primarily to the branding of the Lexington Hotel New York.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $1.1 million from the three months ended March 31, 2013. The decrease is primarily due to an increase in fully depreciated furniture, fixtures, and equipment during the three months ended March 31, 2014, offset by new depreciable assets from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $2.7 million, from $7.8 million for the three months ended March 31, 2013 to $5.2 million for the three months ended March 31, 2014. The decrease in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the departure of our former President and Chief Operating Officer during 2013, partially offset by increases in employee-related costs in 2014.

Interest expense. Our interest expense was $14.5 million and $13.6 million for the three months ended March 31, 2014 and March 31, 2013 , respectively, and is comprised of the following (in millions):

	Three Months Ended March 31,
	2014	2013
Mortgage debt interest	$13.9	$12.9
Credit facility interest and unused fees	0.2	0.3
Amortization of deferred financing costs and debt premium	0.7	0.7
Capitalized interest	(0.3)	(0.4)
Interest rate cap fair value adjustment	0.0	0.1
	$14.5	$13.6

The increase in interest expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to three new mortgage loans entered into during 2013. As of March 31, 2014, we had property-specific mortgage debt outstanding on 14 of our hotels. Most of our mortgage debt is fixed-rate secured debt, bearing interest at rates ranging from 3.94 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of March 31, 2014, we had no outstanding borrowings under our credit facility. Our weighted-average interest rate on all debt as of March 31, 2014 was 5.17 percent.

Interest income. Interest income increased $0.4 million from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase is primarily due to fewer days for which we recognized interest income on the Allerton loan in 2013, which was restructured and commenced interest income accrual on January 18, 2013.

Discontinued operations. Income from discontinued operations of $0.7 million for the three months ended March 31, 2013 represents the results of operations for the the Torrance Marriott South Bay, which was sold in 2013.

Income taxes. We recorded income tax benefit on continuing operations of $6.8 million for the three months ended March 31, 2014 and income tax benefit of $6.1 million for the three months ended March 31, 2013. The income tax benefit for the three months ended March 31, 2014 includes $8.0 million of income tax benefit incurred on the $19.6 million pre-tax loss from continuing operations of our taxable REIT subsidiary, or TRS, offset by $1.1 million of foreign income tax expense incurred on the $5.6 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax benefit for the three months ended March 31, 2013 includes $7.0 million of income tax benefit incurred on the $17.2 million pre-tax loss from continuing operations of our TRS for the three months ended March 31, 2013, offset by $0.8 million of foreign income tax expense incurred on the $4.2 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, scheduled debt payments of interest and principal, including the maturity of the mortgage debt secured by the Courtyard Manhattan/Midtown East during 2014. In addition, we are under contract to purchase a hotel under development during 2014 for approximately $128 million, of which $26.9 million we previously funded into escrow as a deposit. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements.

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

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. If we do not fund the DSCR shortfall and cure the default, the loan becomes due and payable. As of March 31, 2014, the lender is holding $4.2 million in a reserve to cover the DSCR shortfall. The reserve will be released back to us when the DSCR is above 1.1 times, which we expect to occur as of the second quarter of 2014. In addition, the cash trap provision was triggered on the loan during 2013.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, expansions and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances.

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

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We structure our hotel acquisitions to be straightforward and fit within our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of March 31, 2014, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.17% and a weighted average maturity date of approximately 3.4 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our senior unsecured credit facility and 12 of our 26 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of March 31, 2014, we had no outstanding borrowings under our senior unsecured credit facility.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2014
Maximum leverage ratio (1)	60%	48.6%
Minimum fixed charge coverage ratio (2)	1.50x	2.43
Minimum tangible net worth (3)	$1.857 billion	$2.290 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	44.5%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of March 31, 2014, the unencumbered borrowing base included five properties with a borrowing base value of over $329 million.

As of March 31, 2014, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.7x. Accordingly, interest on any draws under the facility will be based on LIBOR plus 190 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.3 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility, and proceeds from non-core asset sales. Our principal uses of cash are acquisitions of hotel properties, debt maturities, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of March 31, 2014, we had $111.5 million of unrestricted corporate cash, $97.9 million of restricted cash, and borrowing capacity under our credit facility.

Our net cash provided by operations was $10.8 million for the three months ended March 31, 2014. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $21.7 million for the three months ended March 31, 2014, primarily as a result of capital expenditures at our hotels of $26.0 million, offset by $6.0 million of principal payments received on the Allerton Loan.

Our net cash used in financing activities was $22.2 million for the three months ended March 31, 2014 and consisted primarily of $16.8 million of dividend payments, $1.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, as well as $3.5 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2014 will be the net cash flow from hotel operations, proceeds from the sale of the Oak Brook Hills Resort in April 2014 and proceeds from the prepayment of the Allerton Loan in May 2014. We expect our estimated uses of cash for the year ending December 31, 2014 will be comprised of the acquisition of the hotel under development in New York City, capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2014 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2014	December 31, 2013	$0.0850
April 10, 2014	March 31, 2014	$0.1025

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2014, we have set aside $53.8 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

As of March 31, 2014, we have spent approximately $26.0 million on capital improvements at our hotels, which primarily related to the substantial completion of our $140 million capital improvement program commenced in 2013. During the three months ended March 31, 2014, we substantially completed the comprehensive renovations of the Westin Washington D.C. City Center, Westin San Diego, Hilton Boston and Hilton Burlington and the guest room renovation at the Hilton Minneapolis.

We expect to spend approximately $95 million on capital improvements in 2014, of which approximately $45 million relates to the completion of 2013 capital projects in early 2014 and approximately $50 million relates to new 2014 capital projects.

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

•
Allerton Loan: We recognize interest income, which includes the amortization of the difference between the carrying basis of the old loan and face value of the new loan. Cash payments received during 2010 and 2011 that were included in Adjusted EBITDA and Adjusted FFO and reduced the carrying basis of the loan are now deducted from Adjusted EBITDA and Adjusted FFO on a straight-line basis over the anticipated five-year term of the new loan.

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, pre-opening costs, contract termination fees, severance costs, and gains from legal settlements or insurance proceeds.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$4,037	$(4,126)
Interest expense	14,525	13,583
Income tax expense (benefit) (1)	(6,848)	(6,143)
Real estate related depreciation and amortization(2)	25,123	26,834
EBITDA	36,837	30,148
Non-cash ground rent	1,696	1,693
Non-cash amortization of favorable and unfavorable contracts, net	(353)	(354)
Gain on insurance proceeds	(663)	—
Acquisition costs	36	9
Pre-opening costs	14	—
Reversal of previously recognized Allerton income	(291)	(291)
Severance costs	—	3,065
Adjusted EBITDA	$37,276	$34,270
_____________

(1)	Includes $2 of income tax expense reported in discontinued operations for the three months ended March 31, 2013.
(2)	Includes $0.6 million of depreciation expense reported in discontinued operations for the three months ended March 31, 2013.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$4,037	$(4,126)
Real estate related depreciation and amortization(1)	25,123	26,834
FFO	29,160	22,708
Non-cash ground rent	1,696	1,693
Non-cash amortization of unfavorable contracts, net	(353)	(354)
Gain on insurance proceeds	(663)	—
Acquisition costs	36	9
Pre-opening costs	14	—
Reversal of previously recognized Allerton income	(291)	(291)
Severance costs	—	3,065
Fair value adjustments to debt instruments	(85)	(65)
Adjusted FFO	$29,514	$26,765
___________

(1)	Includes $0.6 million of depreciation expense reported in discontinued operations for the three months ended March 31, 2013.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2014 was $1.1 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2014	—		$—	$100,000
February 1 - February 28, 2014	147,241	$12.35	—	$100,000
March 1 - March 31, 2014	—		$—	$100,000
____________________

(1)	Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(2)	Represents amounts available under the Company's previously announced $100 million share repurchase program. To date, no shares have been repurchased under this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

10.1†*	Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 12, 2014

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)