Form 10-Q
period 2014-06-30
DiamondRock Hospitality Co
filed 2014-08-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 195,698,858 shares of its $0.01 par value common stock outstanding as of August 8, 2014.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Property and equipment, at cost	$3,159,166	$3,168,088
Less: accumulated depreciation	(623,339)	(600,555)
	2,535,827	2,567,533
Deferred financing costs, net	6,310	7,702
Restricted cash	95,672	89,106
Due from hotel managers	81,819	69,353
Note receivable	—	50,084
Favorable lease assets, net	34,576	39,936
Prepaid and other assets	83,618	79,474
Cash and cash equivalents	253,900	144,584
Total assets	$3,091,722	$3,047,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,084,412	$1,091,861
Senior unsecured credit facility	41,320	—
Total debt	1,125,732	1,091,861

Deferred income related to key money, net	23,162	23,707
Unfavorable contract liabilities, net	77,157	78,093
Due to hotel managers	51,531	54,225
Dividends declared and unpaid	20,395	16,981
Accounts payable and accrued expenses	96,626	102,214
Total liabilities	1,394,603	1,367,081
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,698,858 and 195,470,791 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,957	1,955
Additional paid-in capital	1,980,498	1,979,613
Accumulated deficit	(285,336)	(300,877)
Total stockholders’ equity	1,697,119	1,680,691
Total liabilities and stockholders’ equity	$3,091,722	$3,047,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Revenues:
Rooms	$165,088	$150,059	$294,824	$270,439
Food and beverage	52,182	55,573	100,793	99,590
Other	12,664	12,382	24,401	23,847
Total revenues	229,934	218,014	420,018	393,876
Operating Expenses:
Rooms	41,143	38,037	79,248	73,217
Food and beverage	34,693	36,974	69,193	69,816
Management fees	8,459	7,184	13,752	11,918
Other hotel expenses	72,393	72,543	144,869	140,200
Depreciation and amortization	25,126	26,607	50,249	52,858
Corporate and other expenses	4,690	5,301	9,878	13,146
Gain on insurance proceeds	(608)	—	(1,271)	—
Gain on litigation settlement, net	(10,999)	—	(10,999)	—
Total operating expenses, net	174,897	186,646	354,919	361,155
Operating profit	55,037	31,368	65,099	32,721
Other Expenses (Income):
Interest income	(957)	(1,659)	(2,609)	(2,944)
Interest expense	14,600	14,456	29,125	28,040
Gain on sale of hotel property	(1,290)	—	(1,290)	—
Gain on prepayment of note receivable	(13,550)	—	(13,550)	—
Total other expenses (income), net	(1,197)	12,797	11,676	25,096
Income from continuing operations before income taxes	56,234	18,571	53,423	7,625
Income tax (expense) benefit	(4,318)	(4,451)	2,530	1,695
Income from continuing operations	51,916	14,120	55,953	9,320
Income from discontinued operations, net of taxes	—	952	—	1,625
Net income	$51,916	$15,072	$55,953	$10,945
Basic earnings per share:
Continuing operations	$0.27	$0.07	$0.29	$0.05
Discontinued operations	—	0.01	—	0.01
Basic earnings per share	$0.27	$0.08	$0.29	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$55,953	$10,945
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	50,249	54,026
Corporate asset depreciation as corporate expenses	53	49
Gain on sale of hotel property	(1,290)	—
Gain on prepayment of note receivable	(13,550)	—
Non-cash ground rent	3,292	3,410
Non-cash financing costs, debt premium and interest rate cap as interest	1,410	1,349
Amortization of note receivable discount as interest income	(1,075)	(1,205)
Amortization of favorable and unfavorable contracts, net	(705)	(709)
Amortization of deferred income	(545)	(532)
Stock-based compensation	2,687	3,241
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,975)	(4,575)
Restricted cash	(9,156)	1,358
Due to/from hotel managers	(14,585)	(12,968)
Accounts payable and accrued expenses	(5,001)	(1,375)
Net cash provided by operating activities	65,762	53,014
Cash flows from investing activities:
Hotel capital expenditures	(40,415)	(42,590)
Net proceeds from sale of property	23,650	—
Note receivable principal repayments	64,500	6,574
Change in restricted cash	2,576	(13,342)
Receipt of deferred key money	—	338
Net cash provided by (used in) investing activities	50,311	(49,020)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,268)	(6,476)
Proceeds from mortgage debt	—	102,000
Draws on senior unsecured credit facility	41,320	25,000
Repayments of senior unsecured credit facility	—	(45,000)
Payment of financing costs	(192)	(535)
Deposit on new mortgage loan	(1,820)	—
Payment of cash dividends	(36,899)	(32,403)
Repurchase of common stock and other	(1,898)	(1,952)
Net cash (used in) provided by financing activities	(6,757)	40,634
Net increase in cash and cash equivalents	109,316	44,628
Cash and cash equivalents, beginning of period	144,584	9,623
Cash and cash equivalents, end of period	$253,900	$54,251
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27,416	$26,313
Cash paid for income taxes	$220	$645
Capitalized interest	$687	$687
Cash received from litigation settlement	$14,000	$—
Non-cash Financing Activities:
Unpaid dividends	$20,395	$16,919
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

As of June 30, 2014, we owned 25 hotels with 10,735 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Los Angeles, California; Minneapolis, Minnesota; New York, New York (4); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. We also have the right to acquire, upon completion later in 2014, a 282-room hotel under development in New York City.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2014 and the results of our operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We had no accruals for tax uncertainties as of June 30, 2014 and December 31, 2013.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends U.S. GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is effective for the first annual reporting period beginning on or after December 15, 2014 with early adoption permitted. We have adopted this ASU effective January 1, 2014, Under this ASU, we anticipate the majority of our hotel sales will not be classified as discontinued operations. Hotel sales that have already been reported within discontinued operations in previously issued financial statements will continue to be reported under the previous guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This pronouncement will be effective for the first annual reporting period beginning after December 15, 2016. Early application is not permitted. The ASU permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method or determined the effect of the ASU on our future financial reporting.

3.	Property and Equipment

Property and equipment as of June 30, 2014 and December 31, 2013 consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$385,456	$394,957
Land improvements	7,994	7,994
Buildings	2,312,806	2,321,666
Furniture, fixtures and equipment	442,224	421,230
CIP	10,686	22,241
	3,159,166	3,168,088
Less: accumulated depreciation	(623,339)	(600,555)
	$2,535,827	$2,567,533

As of June 30, 2014, we had accrued capital expenditures of $5.0 million. As of December 31, 2013, we had accrued capital expenditures of $8.6 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.7 million and $6.8 million as of June 30, 2014 and December 31, 2013, respectively, consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Westin Boston Waterfront Hotel Ground Lease	$18,401	$18,510
Westin Boston Waterfront Hotel Lease Right	9,045	9,045
Hilton Minneapolis Ground Lease	5,798	5,835
Oak Brook Hills Resort Ground Lease	—	5,058
Lexington Hotel New York Tenant Leases	1,103	1,176
Hilton Boston Downtown Tenant Leases	229	312
	$34,576	$39,936

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the three and six months ended June 30, 2014 was approximately $0.2 million and $0.4 million, respectively.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded for the three or six months ended June 30, 2014 or 2013.

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

In connection with the sale of the Oak Brook Hills Resort on April 14, 2014, we wrote off the favorable ground lease asset, which is included in the gain on sale of hotel property on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014.

5. Note Receivable

On May 21, 2014, we received $58.5 million in the prepayment of the senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"). As a result of the prepayment, we recorded a gain of $13.6 million. The Allerton Loan had an original principal balance of $66.0 million, which had a four-year term (plus a one-year extension option) and bore annual interest at a fixed rate of 5.5%. Principal payments were based on a 30-year amortization schedule, but were only due to the extent there was available cash flow from operations.

We recorded the following amounts of interest income on the Allerton Loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest income	$456	$906	$1,317	$1,642
Amortization of discount	379	672	1,075	1,205
Total interest income	$835	$1,578	$2,392	$2,847

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

We have paid the following dividends to holders of our common stock during 2014 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2014	December 31, 2013	$0.0850
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units would have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 30, 2014 and December 31, 2013, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8 million shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,691,272 shares as of June 30, 2014. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below. On May 15, 2014, we issued (i) 19,671 shares of common stock and (ii) 19,671 deferred stock units to our board of directors having an aggregate value of $465,000, based on the closing stock price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2014 to June 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	583,021	$9.80
Granted	246,621	12.37
Vested	(270,440)	10.10
Unvested balance at June 30, 2014	559,202	$10.79

The remaining share awards are expected to vest as follows: 280,532 during 2015, 184,993 during 2016, 87,331 during 2017, and 6,346 during 2018. As of June 30, 2014, the unrecognized compensation cost related to restricted stock awards was $5.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.7 million of compensation expense related to restricted stock awards for each of the three months ended June 30, 2014 and June 30, 2013. We recorded $1.4 million and $2.0 million, respectively, of compensation expenses related to restricted stock awards for each of the six months ended June 30, 2014 and June 30, 2013. The compensation expense for the three and six months ended June 30, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the departure of our former Chief Operating Officer in 2013.

Market Stock Units

From 2010 to 2012, we awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. As of June 30, 2014, there are 96,755 MSUs outstanding, which represent awards granted in 2012. The unrecognized compensation cost related to the MSUs was $0.2 million as of June 30, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 8 months. For the three months ended June 30, 2014 and June 30, 2013, we recorded approximately $0.1 million of compensation expense related to the MSUs. For the six months ended June 30, 2014 and June 30, 2013, we recorded approximately $0.2 million and $0.5 million, respectively, of compensation expense related to the MSUs.

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

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of the awards included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 3, 2013	39.2%	0.36%	$9.55
May 15, 2013	37.9%	0.40%	$10.41
March 3, 2014	33.5%	0.66%	$12.77
May 15, 2014	33.1%	0.80%	$9.88

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2014 to June 30, 2014 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	223,176	$9.66
Granted	200,685	12.33
Additional units from dividends	5,095	11.67
Unvested balance at June 30, 2014	428,956	$10.93

As of June 30, 2014, the unrecognized compensation cost related to the PSUs was $3.4 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. For the three months ended June 30, 2014 and June 30, 2013, we recorded approximately $0.4 million and $0.2 million, respectively, of compensation expense related to the PSUs. For the six months ended June 30, 2014 and June 30, 2013, we recorded approximately $0.6 million and $0.2 million, respectively, of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$51,916	$14,120	$55,953	$9,320
Income from discontinued operations	—	952	—	1,625
Net income	$51,916	$15,072	$55,953	$10,945
Denominator:
Weighted-average number of common shares outstanding—basic	195,776,924	195,515,328	195,700,864	195,408,890
Effect of dilutive securities:
Unvested restricted common stock	134,737	66,912	181,803	98,562
Shares related to unvested MSUs and PSUs	335,057	112,043	335,057	159,793
Weighted-average number of common shares outstanding—diluted	196,246,718	195,694,283	196,217,724	195,667,245
Basic earnings per share:
Continuing operations	$0.27	$0.07	$0.29	$0.05
Discontinued operations	—	0.01	—	0.01
Total	$0.27	$0.08	$0.29	$0.06
Diluted earnings per share:
Continuing operations	$0.26	$0.07	$0.29	$0.05
Discontinued operations	—	0.01	—	0.01
Total	$0.26	$0.08	$0.29	$0.06

We did not include 262,461 unexercised stock appreciation rights in our calculation of diluted earnings per share for all periods presented as they would be anti-dilutive.

9. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2014, in thousands:

Property	Principal Balance	Interest Rate	Maturity Date

Courtyard Manhattan / Midtown East (1)	$41,315	8.81%	October 2014
Marriott Salt Lake City Downtown	62,179	4.25%	November 2020
Courtyard Manhattan / Fifth Avenue	49,282	6.48%	June 2016
Renaissance Worthington	53,334	5.40%	July 2015
Frenchman’s Reef & Morning Star Marriott Beach Resort	57,136	5.44%	August 2015
Marriott Los Angeles Airport	82,600	5.30%	July 2015
Orlando Airport Marriott	56,353	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	206,799	5.975%	April 2016
Hilton Minneapolis	93,980	5.464%	May 2021
JW Marriott Denver at Cherry Creek	39,226	6.47%	July 2015
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.151% at June 30, 2014)	March 2015 (2)
Westin Washington D.C. City Center	71,533	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	30,377	3.96%	April 2023
Westin San Diego	69,568	3.94%	April 2023
Debt premium (3)	362
Total mortgage debt	1,084,412

Senior unsecured credit facility (5)	41,320	LIBOR + 1.90% (2.09% at June 30, 2014)	January 2017 (2)
Total debt	$1,125,732
Weighted-Average Interest Rate		5.05%
_______________________

(1)	We prepaid the mortgage loan in full on July 1, 2014.

(2)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(3)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt in 2011.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

(5)
Draw on the credit facility was used to fund the prepayment of the mortgage loan secured by the Courtyard Manhattan/Midtown East on July 1, 2014. As permitted under the credit facility, the mortgage was transferred to the credit facility until the closing of the new mortgage loan on July 18, 2014.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2014, 14 of our 25 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent.

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. If we did not fund the DSCR shortfall and cure the default, the loan would have become due and payable. As of June 30, 2014, the lender is holding $2.8 million in a reserve to cover the DSCR shortfall. The reserve will be released back to us when the DSCR is above 1.1 times, which we achieved as of June 30, 2014. In addition, the cash trap provision was triggered on the loan during 2013 and is still in effect.

As of June 30, 2014, we are in compliance with the other financial covenants of our mortgage debt.

On July 1, 2014, we prepaid the $41.3 million mortgage loan secured by the Courtyard Manhattan/Midtown East. We funded the mortgage loan using a $41.3 million draw on our senior unsecured credit facility. The mortgage was transferred to our senior unsecured credit facility until July 18, 2014, when we entered into a new $86 million mortgage loan secured by the Courtyard Manhattan/Midtown East. The new loan has a term of ten years and bears interest at a fixed rate of 4.40%. In connection with the new mortgage loan, we repaid the $41.3 million outstanding on our senior unsecured credit facility. The new loan is interest-only for the first two years after which principal will amortize over 30 years.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2014
Maximum leverage ratio (1)	60%	46.0%
Minimum fixed charge coverage ratio (2)	1.50x	2.52x
Minimum tangible net worth (3)	$1.857 billion	$2.321 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	40.7%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of June 30, 2014, the unencumbered borrowing base included five properties with a borrowing base value of $323 million.

As of June 30, 2014, we had $41.3 million of borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.97x. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 175 basis points for the next quarter. The borrowings outstanding under the facility were repaid on July 18, 2014. We incurred interest and unused credit facility fees on the facility of $0.2 million for the three months ended June 30, 2014 and 2013. We incurred interest and unused credit facility fees on the facility of $0.4 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

10. Dispositions

Effective January 1, 2014, we adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends U.S. GAAP to require reporting of discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. As a result, the operations of hotels sold subsequent to December 31, 2013 are expected to be reported in continuing operations.

On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing. The sale meets the requirements for accounting under the full accrual method. We recorded a gain on sale of the hotel of approximately $1.3 million, net of a valuation allowance on the loan receivable. The loan provided to the buyer is unsecured and has a one year interest-only period after which the loan will amortize based on a twenty-five year schedule. The loan is included within prepaid and other assets on the accompanying condensed consolidated balance sheet as of June 30, 2014. The loan accrues interest at a floating rate rate of LIBOR plus 650 basis points for the first year. The interest rate margin increases by 100 basis points annually for the remainder of the loan term. The loan is subordinate to the buyer's senior mortgage loan. The loan agreement provides repayment options, which include: (1) the hotel achieving a certain operating profit threshold by mid-2016, (2) refinancing proceeds in excess of the outstanding balance of the senior mortgage loan, or (3) proceeds in excess of the outstanding balance of the senior mortgage loan from the sale of the hotel.

In November 2013, we sold the 487-room Torrance Marriott South Bay to an unaffiliated third party. The operating results are reported in discontinued operations on the accompanying condensed consolidated statement of operations for the three months ended June 30, 2013.

The following table summarizes the components of discontinued operations in the condensed consolidated statement of operations for the three and six months ended June 30, 2013 (unaudited; in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Hotel revenues	$6,170	$11,611
Hotel operating expenses	(4,477)	(8,660)
Operating income	1,693	2,951
Depreciation and amortization	(586)	(1,168)
Income tax expense	(155)	(158)
Income from discontinued operations	$952	$1,625
Basic and diluted income from discontinued operations per share	$0.01	$0.01

11. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2014 and December 31, 2013, in thousands, are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$1,125,732	$1,141,178	$1,091,861	$1,087,516

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

Westin Boston Waterfront Litigation Settlement

In May 2014, we settled a legal action alleging certain issues related to the original construction of the Westin Boston Waterfront Hotel with the contractors and their insurers for $14.0 million in full and complete satisfaction of our claims against the contractors. The settlement resulted in a net gain of $11.0 million. We recorded the settlement net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the three months ended June 30, 2014.

Hotel under Development

We are party to a purchase and sale agreement to acquire, upon completion, a hotel property under development on West 42nd Street in Times Square, New York City. Upon completion by the third-party developer, the hotel will have 282 guest rooms. The contractual purchase price is approximately $127 million, or approximately $450,000 per guest room. The purchase and sale agreement is for a fixed-price and we are not assuming any construction risk (including not assuming the risk of construction cost overruns). We expect that the hotel will open during September 2014. We have made deposits totaling $26.9 million with a third-party escrow agent. All deposits are interest bearing. We will forfeit our deposits if we do not close on the acquisition of the hotel upon substantial completion of construction, unless the seller fails to meet certain conditions, including substantial completion of the hotel within a specified time frame and construction of the hotel within the contractual scope.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). As of June 30, 2014, we owned a portfolio of 25 premium hotels and resorts that contain 10,735 guest rooms. We also have the right to acquire, upon completion, a hotel under development. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

As of June 30, 2014, we owned 25 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no corporate level debt, preferred equity, or convertible bonds. Moreover, we have significant balance sheet flexibility with capacity under our $200 million senior unsecured credit facility as well as almost half of our hotels being unencumbered by mortgage debt. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

We have mortgage debt with significant maturities in 2015 (approximately $230 million, which assumes the extension of the Lexington Hotel mortgage loan) and 2016 (approximately $305 million). We anticipate addressing these maturities, as well as other capital needs, with a combination of the following:

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of total revenues for the six months ended June 30, 2014 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the six months ended June 30, 2014 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2013 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	69.8%	$199.04	$139.02	(6.1)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	91.1%	125.11	114.00	17.0%
Hilton Minneapolis	Minneapolis, Minnesota	821	71.4%	138.01	98.48	(3.1)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	76.1%	221.08	168.24	10.9%
Lexington Hotel New York	New York, New York	725	87.5%	225.90	197.60	92.9%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	68.7%	144.34	99.21	(4.0)%
Renaissance Worthington	Fort Worth, Texas	504	71.0%	178.05	126.44	11.2%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	90.3%	273.65	247.18	4.3%
Orlando Airport Marriott	Orlando, Florida	485	85.3%	111.88	95.39	12.9%
Westin San Diego	San Diego, California	436	84.7%	163.72	138.75	4.9%
Westin Washington, D.C. City Center	Washington, D.C.	406	69.0%	210.80	145.39	(8.3)%
Oak Brook Hills Resort (2)	Oak Brook, Illinois	386	25.1%	101.88	25.57	(51.3)%
Hilton Boston Downtown	Boston, Massachusetts	362	88.4%	234.08	206.96	25.3%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	67.7%	298.18	201.73	4.8%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	70.5%	165.84	116.93	2.9%
Courtyard Manhattan/Midtown East	New York, New York	317	90.0%	261.88	235.57	22.0%
Conrad Chicago	Chicago, Illinois	311	80.3%	210.89	169.42	(0.2)%
Bethesda Marriott Suites	Bethesda, Maryland	272	66.3%	167.91	111.28	5.5%
Hilton Burlington	Burlington, Vermont	258	71.4%	144.01	102.78	5.3%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.7%	248.52	203.16	8.4%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	87.2%	260.95	227.66	27.2%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	72.7%	240.46	174.83	7.5%
Courtyard Denver Downtown	Denver, Colorado	177	82.5%	183.36	151.19	8.6%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	94.4%	210.94	199.08	(4.6)%
Renaissance Charleston	Charleston, South Carolina	166	91.5%	208.13	190.49	11.3%
Hotel Rex	San Francisco, California	94	83.7%	188.90	158.09	7.2%
TOTAL/WEIGHTED AVERAGE		11,121	77.8%	$191.62	$149.00	9.8%
____________________
(1) The percentage change from 2013 RevPAR reflects the comparable period in 2013 to our 2014 ownership period.
(2) The hotel was sold on April 14, 2014. The operating results reflect the period from January 1, 2014 to April 14, 2014.

2014 Highlights

Non-Core Hotel Disposition. On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing.

Allerton Loan Prepayment. On May 21, 2014, the owner of the Allerton Hotel prepaid to us at par the outstanding $58.5 million senior mortgage loan secured by the Allerton Hotel.

Hotel Refinancing. On July 18, 2014, we entered into a new $86 million mortgage loan secured by the Courtyard Manhattan/Midtown East. The new loan matures in 2024 and bears interest at a fixed rate of 4.40%. The new loan is interest-only for the first two years after which principal will amortize over 30 years. The hotel was previously encumbered by a $41.3 million mortgage loan bearing interest at 8.81%.

Outlook

The industry is expected to exceed prior peak levels of occupancy during 2014, and new hotel supply is expected to remain below the historical average. Our 2014 results are expected to benefit from our strategic initiatives intended to create future stockholder value including: (1) strong growth from our 2013 capital investment program; (2) growth from the rebranding of the Lexington Hotel New York to Marriott’s Autograph Collection; (3) strong 2014 group booking pace, driven by our two hotels in Boston, Frenchman’s Reef & Morning Star Marriott Beach Resort and Renaissance Worthington; and (4) the acquisition and opening of the hotel under development in New York City, expected during the third quarter of 2014.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

We sold the Oak Brook Hills Resort on April 14, 2014. The operating results for the three months ended June 30, 2013 has been adjusted to reflect the comparable period in 2013 to our 2014 ownership period.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Three Months Ended June 30,
	2014	2013	% Change
Rooms	$165,088	$147,583	11.9%
Food and beverage	52,182	53,045	(1.6)%
Other	12,664	11,794	7.4%
Total revenues	$229,934	$212,422	8.2%

Our total revenues increased $17.5 million, or 8.2%, from $212.4 million for the three months ended June 30, 2013 to $229.9 million for the three months ended June 30, 2014.

Individual hotel revenues for the three months ended June 30, 2014 and 2013, respectively, consist of the following (in millions):

	Three Months Ended June 30,
	2014	2013	% Change
Chicago Marriott	$29.5	$30.0	(1.7)%
Westin Boston Waterfront Hotel	25.5	24.6	3.7%
Lexington Hotel New York	17.1	7.6	125.0%
Los Angeles Airport Marriott	16.8	15.2	10.5%
Frenchman's Reef & Morning Star Marriott Beach Resort	16.2	16.8	(3.6)%
Hilton Minneapolis	14.8	15.5	(4.5)%
Renaissance Worthington	9.6	8.5	12.9%
Hilton Boston Downtown	9.3	7.4	25.7%
Courtyard Manhattan/Midtown East	8.3	6.4	29.7%
Conrad Chicago	8.2	8.4	(2.4)%
Westin Washington D.C. City Center	8.1	8.2	(1.2)%
Westin San Diego	7.4	7.6	(2.6)%
Salt Lake City Marriott Downtown	6.8	7.0	(2.9)%
The Lodge at Sonoma, a Renaissance Resort & Spa	6.5	5.6	16.1%
JW Marriott Denver at Cherry Creek	6.0	5.7	5.3%
Orlando Airport Marriott	5.5	4.9	12.2%
Marriott Atlanta Alpharetta	4.6	4.8	(4.2)%
Courtyard Manhattan/Fifth Avenue	4.5	3.5	28.6%
Bethesda Marriott Suites	4.4	4.2	4.8%
Vail Marriott Mountain Resort & Spa	4.1	4.4	(6.8)%
Renaissance Charleston	4.1	3.5	17.1%
Hilton Burlington	4.0	3.6	11.1%
Hilton Garden Inn Chelsea	3.8	3.9	(2.6)%
Courtyard Denver Downtown	2.8	2.7	3.7%
Hotel Rex	1.7	1.6	6.3%
Oak Brook Hills Resort (1)	0.3	0.8	(62.5)%
Total	$229.9	$212.4	8.2%
____________________
(1) Hotel was sold on April 14, 2014.

The following are key hotel operating statistics for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	% Change
Occupancy %	83.4%	79.4%	4.0 percentage points
ADR	$201.91	$189.94	6.3%
RevPAR	$168.49	$150.89	11.7%

Occupancy increased 4.0 percentage points from the three months ended June 30, 2013, primarily driven by our three hotels in New York City that were under renovation during 2013. Occupancy at our other hotels increased 0.4 percentage points. Group room nights decreased 2.4% from the three months ended June 30, 2013, while business transient room nights increased 27.5%. ADR increased 6.3% from the three months ended June 30, 2013, of which 2.5% was driven by our three hotels in New York City that were under renovation during 2013. The increase in ADR is primarily driven by the leisure and contract customer segments.

Food and beverage revenues decreased $0.9 million, or 1.6%, from the three months ended June 30, 2013. The decrease is driven by lower banquet revenue as a result of the lower group room nights. The decrease in banquet revenue was partially offset by an increase in food & beverage outlet revenue. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased 7.4%. The increase in other revenues is primarily due to the implementation of resort fees at the Frenchman's Reef & Morning Star Marriott Beach Resort, the Vail Marriott Mountain Resort & Spa and the Lodge at Sonoma.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Three Months Ended June 30,
	2014	2013	% Change
Rooms departmental expenses	$41.1	$37.2	10.5%
Food and beverage departmental expenses	34.7	35.2	(1.4)
Other departmental expenses	4.8	5.3	(9.4)
General and administrative	17.2	15.1	13.9
Utilities	6.4	6.8	(5.9)
Repairs and maintenance	9.1	9.2	(1.1)
Sales and marketing	15.2	13.5	12.6
Franchise fees	3.8	3.0	26.7
Base management fees	5.6	5.0	12.0
Incentive management fees	2.9	2.0	45.0
Property taxes	9.5	10.8	(12.0)
Other fixed charges	2.7	3.2	(15.6)
Ground rent—Contractual	2.2	2.1	4.8
Ground rent—Non-cash	1.5	1.5	—
Total hotel operating expenses	$156.7	$149.9	4.5%

Our hotel operating expenses increased $6.8 million, or 4.5 percent, from the three months ended June 30, 2013. Rooms departmental expenses increased primarily due to increases in travel agent commissions and wages and benefits. Hotel-level support costs, which include general and administrative, utilities, repairs and maintenance and sales and marketing expenses, increased 7.4%, driven primarily by higher credit card commissions in general and administrative and higher rewards program expenses in sales and marketing. Franchise fees increased primarily due to the payment of franchise fees as a result of the branding of the Lexington Hotel New York. Property taxes decreased as a result of a successful property tax appeal at the Vail Marriott Mountain Resort & Spa.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $1.5 million from the three months ended June 30, 2013. The decrease is primarily due to an increase in fully depreciated furniture, fixtures, and equipment, offset by capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.6 million, from $5.3 million for the three months ended June 30, 2013 to $4.7 million for the three months ended June 30, 2014. The decrease in corporate expenses is due primarily to the reimbursement of $1.8 million of previously incurred legal and other costs from the proceeds of the Westin Boston Waterfront litigation settlement, partially offset by an increase in employee-related costs in 2014.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue and additional expenses due to the business interruption as well as property damage. The gain on insurance proceeds of $0.6 million for the three months ended June 30, 2014 stems from partial proceeds received to recover property damage losses under our property insurance policy.

Gain on litigation settlement. In May 2014, we settled a legal action alleging certain issues related to the original construction of the Westin Boston Waterfront Hotel with the contractors and their insurers for $14.0 million in full and complete satisfaction of our claims against the contractors. The settlement resulted in a net gain of $11.0 million. We recorded the settlement net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings, which were previously recorded as corporate expenses.

Interest expense. Our interest expense remained relatively flat at $14.6 million and $14.5 million for the three months ended June 30, 2014 and 2013, respectively, and comprises the following (in millions):

	Three Months Ended June 30,
	2014	2013
Mortgage debt interest	$14.0	$14.0
Credit facility interest and unused fees	0.2	0.2
Amortization of deferred financing costs and debt premium	0.7	0.7
Capitalized interest	(0.3)	(0.3)
Interest rate cap fair value adjustment	—	(0.1)
	$14.6	$14.5

As of June 30, 2014, we had property-specific mortgage debt outstanding on 14 of our hotels. Most of our mortgage debt is fixed-rate secured debt, bearing interest at rates ranging from 3.94 percent to 8.81 percent per year. The mortgage loan secured by the Lexington Hotel New York bears interest at a floating rate based on one-month LIBOR plus 300 basis points. As of June 30, 2014, we had $41.3 million of outstanding borrowings under our senior unsecured credit facility. Our weighted-average interest rate on all debt as of June 30, 2014 was 5.05 percent.

Interest income. Interest income decreased $0.7 million from the three months ended June 30, 2013 to the three months ended June 30, 2014. The decrease is primarily due to the prepayment of the Allerton loan on May 21, 2014.

Gain on prepayment of note receivable. On May 21, 2014, we received $58.5 million in the prepayment of the senior mortgage loan secured by Allerton Hotel. As a result of the prepayment, we recorded a gain of $13.6 million.

Gain on sale of hotel property. On April 14, 2014, we sold the Oak Brook Hills Resort for $30.1 million, which resulted in a net gain of $1.3 million. In accordance with our adoption of ASU No. 2014-08 (see Note 2), the results of operations for the Oak Brook Hills Resort are reported in continuing operations.

Income taxes. We recorded income tax expense of $4.3 million for the three months ended June 30, 2014 and $4.5 million for the three months ended June 30, 2013. The income tax expense for the three months ended June 30, 2014 includes $4.0 million of income tax expense incurred on the $9.8 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.2 million of foreign income tax expense incurred on the $1.2 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes. The income tax expense for the three months ended June 30, 2013 includes $4.3 million of income tax expense incurred on the $10.5 million pre-tax income from continuing operations of our TRS, $0.1 million of foreign income tax expense incurred on the $0.7 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Discontinued operations. Income from discontinued operations of $1.0 million for the three months ended June 30, 2013 represents the results of operations for the the Torrance Marriott South Bay, which was sold in 2013.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

We sold the Oak Brook Hills Resort on April 14, 2014. The operating results for the six months ended June 30, 2013 has been adjusted to reflect the comparable period in 2013 to our 2014 ownership period.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Six Months Ended June 30,
	2014	2013	% Change
Rooms	$294,824	$267,964	10.0%
Food and beverage	100,793	97,064	3.8%
Other	24,401	23,257	4.9%
Total revenues	$420,018	$388,285	8.2%

Our total revenues increased $31.7 million, or 8.2%, from $388.3 million for the six months ended June 30, 2013 to $420.0 million for the six months ended June 30, 2014.

Individual hotel revenues for the six months ended June 30, 2014 and 2013, respectively, consist of the following (in millions):

	Six Months Ended June 30,
	2014	2013	% Change
Chicago Marriott	$45.9	$47.4	(3.2)%
Westin Boston Waterfront Hotel	41.8	38.6	8.3%
Frenchman's Reef & Morning Star Marriott Beach Resort	38.5	37.3	3.2%
Los Angeles Airport Marriott	33.6	29.3	14.7%
Lexington Hotel New York	27.8	14.3	94.4%
Hilton Minneapolis	23.5	25.0	(6.0)%
Renaissance Worthington	19.1	16.5	15.8%
Vail Marriott Mountain Resort & Spa	17.6	16.7	5.4%
Hilton Boston Downtown	14.8	12.0	23.3%
Westin San Diego	14.7	14.9	(1.3)%
Courtyard Manhattan/Midtown East	14.0	11.2	25.0%
Salt Lake City Marriott Downtown	13.8	13.7	0.7%
Westin Washington D.C. City Center	13.3	14.3	(7.0)%
Conrad Chicago	12.8	12.5	2.4%
Orlando Airport Marriott	12.5	11.2	11.6%
JW Marriott Denver at Cherry Creek	11.2	10.6	5.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	10.3	9.4	9.6%
Marriott Atlanta Alpharetta	9.2	9.4	(2.1)%
Courtyard Manhattan/Fifth Avenue	7.7	6.0	28.3%
Bethesda Marriott Suites	7.6	7.2	5.6%
Renaissance Charleston	7.0	6.3	11.1%
Hilton Garden Inn Chelsea	6.3	6.6	(4.5)%
Hilton Burlington	6.4	5.9	8.5%
Couryard Denver Downtown	5.2	4.8	8.3%
Hotel Rex	3.1	2.9	6.9%
Oak Brook Hills Resort (1)	2.3	4.3	(46.5)%
Total	$420.0	$388.3	8.2%
____________________
(1) Hotel was sold on April 14, 2014.

The following are key hotel operating statistics for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	% Change
Occupancy %	77.8%	74.9%	2.9 percentage points
ADR	$191.62	$181.24	5.7%
RevPAR	$149.00	$135.66	9.8%

Occupancy increased 2.9 percentage points from the six months ended June 30, 2013, primarily solely by our three hotels in New York City that were under renovation during 2013. Occupancy increased across all customer segments. ADR increased 5.7% from the six months ended June 30, 2013, of which 1.6% was driven by our three hotels in New York City that were under renovation during 2013. The increase in ADR is primarily driven by the business transient and group customer segments.

Food and beverage and other revenues increased 3.8% from the six months ended June 30, 2013 driven by both banquet and outlet revenues. Other revenues, which primarily represent spa, golf, parking and attrition and cancellation fees, increased 4.9%. The increase in other revenues is primarily due to the implementation of resort fees at the Frenchman's Reef & Morning Star Marriott Beach Resort, the Vail Marriott Mountain Resort & Spa and the Lodge at Sonoma.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Six Months Ended June 30,
	2014	2013	% Change
Rooms departmental expenses	$79.2	$72.4	9.4%
Food and beverage departmental expenses	69.2	68.1	1.6
Other departmental expenses	10.3	10.8	(4.6)
General and administrative	33.5	30.3	10.6
Utilities	13.7	13.8	(0.7)
Repairs and maintenance	18.3	18.0	1.7
Sales and marketing	29.0	26.0	11.5
Franchise fees	7.1	5.8	22.4
Base management fees	10.3	9.3	10.8
Incentive management fees	3.5	2.5	40.0
Property taxes	19.7	20.5	(3.9)
Other fixed charges	5.8	5.5	5.5
Ground rent—Contractual	4.4	4.2	4.8
Ground rent—Non-cash	3.1	3.2	(3.1)
Total hotel operating expenses	$307.1	$290.4	5.8%

Our hotel operating expenses increased $16.7 million, or 5.8%, from the six months ended June 30, 2013. Rooms departmental expenses increased primarily due to increases in travel agent commissions and wages and benefits. Hotel-level support costs, which include general and administrative, utilities, repairs and maintenance and sales and marketing expenses, increased 7.3%, driven primarily by higher credit card commissions in general and administrative and higher rewards program cost in sales and marketing. Franchise fees increased 22.4%, due primarily to the payment of franchise fees as a result of the branding of the Lexington Hotel New York. Property taxes decreased as a result of a successful property tax appeal at the Vail Marriott Mountain Resort & Spa.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $2.6 million from the six months ended June 30, 2013. The decrease is primarily due to an increase in fully depreciated furniture, fixtures, and equipment, offset by capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $3.2 million, from $13.1 million for the six months ended June 30, 2013 to $9.9 million for the six months ended June 30, 2014. The decrease in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the departure of our former President and Chief Operating Officer during 2013 and reimbursement of $1.8 million of previously incurred legal fees and other costs from the proceeds of the Westin Boston Waterfront litigation settlement in 2014. The decrease is partially offset by an increase in employee-related costs during the six months ended June 30, 2014.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue and additional expenses due to the business interruption as well as property damage. The gain on insurance proceeds of $1.3 million for the six months ended June 30, 2014 stems from partial proceeds received to recover property damage losses under our property insurance policy.

Gain on litigation settlement. In May 2014, we settled a legal action alleging certain issues related to the original construction of the Westin Boston Waterfront Hotel with the contractors and their insurers for $14.0 million in full and complete satisfaction of our claims against the contractors. The settlement resulted in a net gain of $11.0 million. We recorded the settlement net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings, which were previously recorded as corporate expenses.

Interest expense. Our interest expense was $29.1 million and $28.0 million for the six months ended June 30, 2014 and 2013, respectively, and is comprised of the following (in millions):

	Six Months Ended June 30,
	2014	2013
Mortgage debt interest	$27.9	$26.7
Credit facility interest and unused fees	0.4	0.5
Amortization of deferred financing costs and debt premium	1.4	1.4
Capitalized interest	(0.7)	(0.7)
Interest rate cap fair value adjustment	0.1	0.1
	$29.1	$28.0

The increase in interest expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to three new mortgage loans entered into during 2013.

Interest income. Interest income decreased $0.3 million from the six months ended June 30, 2013 to the six months ended June 30, 2014. The decrease is primarily due to the prepayment of the Allerton loan on May 21, 2014.

Gain on prepayment of note receivable. On May 21, 2014, we received $58.5 million in the prepayment of the senior mortgage loan secured by Allerton Hotel. As a result of the prepayment, we recorded a gain of $13.6 million.

Gain on sale of hotel property. On April 14, 2014, we sold the Oak Brook Hills Resort for $30.1 million, which resulted in a net gain of $1.3 million. In accordance with our adoption of ASU No. 2014-08 (see Note 2), the results of operations for the Oak Brook Hills Resort are reported in continuing operations.

Income taxes. We recorded an income tax benefit of $2.5 million for the six months ended June 30, 2014 and $1.7 million for the six months ended June 30, 2013. The income tax benefit for the six months ended June 30, 2014 includes $4.0 million of income tax benefit incurred on the $9.8 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by $1.4 million of foreign income tax expense incurred on the $6.8 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax expense for the six months ended June 30, 2013 includes $2.8 million of income tax benefit incurred on the $6.7 million pre-tax loss from continuing operations of our TRS, $1.0 million of foreign income tax expense incurred on the $4.9 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Discontinued operations. Income from discontinued operations of $1.6 million for the six months ended June 30, 2013 represents the results of operations for the the Torrance Marriott South Bay, which was sold in 2013.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, and scheduled debt payments of interest and principal. In addition, we are under contract to purchase a hotel under development during 2014 for approximately $127 million, of which $26.9 million we previously funded into escrow as a deposit. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements.

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

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. Under the loan agreement, we have the ability to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. As of June 30, 2014, the lender is holding $2.8 million in a reserve to cover the DSCR shortfall. The reserve will be released back to us when the DSCR is above 1.1 times, which we achieved as of June 30, 2014. In addition, the cash trap provision was triggered on the loan during 2013 and is still in effect.

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

We have mortgage debt with significant maturities in 2015 (approximately $230 million, which assumes the extension of the Lexington Hotel mortgage loan) and 2016 (approximately $305 million). We have the ability to address these maturities, as well as other capital needs, with a combination of the following:

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2014, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.05% and a weighted average maturity date of approximately 3.1 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our senior unsecured credit facility and 11 of our 25 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of June 30, 2014, we had $41.3 million of outstanding borrowings under our senior unsecured credit facility.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2014
Maximum leverage ratio (1)	60%	46.0%
Minimum fixed charge coverage ratio (2)	1.50x	2.52
Minimum tangible net worth (3)	$1.857 billion	$2.321 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	40.7%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of June 30, 2014, the unencumbered borrowing base included five properties with a borrowing base value of over $323 million.

As of June 30, 2014, we had $41.3 million of borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.97x. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 175 basis points for the next quarter. The outstanding balance on the facility was repaid on July 18, 2014. We incurred interest and unused credit facility fees on the facility of $0.4 million and $0.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility, and proceeds from non-core asset sales. Our principal uses of cash are acquisitions of hotel properties, debt maturities, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of June 30, 2014, we had $253.9 million of unrestricted corporate cash, $95.7 million of restricted cash, and borrowing capacity under our credit facility.

Our net cash provided by operations was $65.8 million for the six months ended June 30, 2014. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash provided by investing activities was $50.3 million for the six months ended June 30, 2014, primarily as a result of $64.5 million of principal repayments received on the Allerton Loan, and $23.7 million of net proceeds received from the sale of the Oak Brook Hills Resort, offset by capital expenditures at our hotels of $40.4 million.

Our net cash used in financing activities was $6.8 million for the six months ended June 30, 2014 and consisted primarily of $36.9 million of dividend payments, $1.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, our $1.8 million good faith and rate lock deposit for our new mortgage loan secured by the Courtyard Manhattan/Midtown East, and $7.3 million of scheduled mortgage debt principal payments, offset by a $41.3 million draw on our senior unsecured credit facility.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2014 will be the net cash flow from hotel operations and additional proceeds from refinancing the mortgage loan secured by the Courtyard Manhattan/Midtown East. We expect our estimated uses of cash for the year ending December 31, 2014 will comprise the acquisition of the hotel under development in New York City, capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2014 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2014	December 31, 2013	$0.0850
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2014, we have set aside $57.4 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

For the six months ended June 30, 2014, we have spent approximately $40.4 million on capital improvements at our hotels. The majority of the capital improvements related to the substantial completion of our $140 million capital improvement program commenced in 2013, which included the comprehensive renovations of the Westin Washington D.C. City Center, Westin San Diego, Hilton Boston and Hilton Burlington, as well as the guest room renovation at the Hilton Minneapolis.

We expect to spend approximately $95 million on capital improvements in 2014, of which approximately $45 million relates to the completion of our $140 million capital improvement program and approximately $50 million relates to new 2014 capital projects.

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

•
Allerton Loan: We exclude the gain from the prepayment of the loan in 2014. Prior to the prepayment, cash payments received during 2010 and 2011 that were included in Adjusted EBITDA and Adjusted FFO and reduced the carrying basis of the loan were deducted from Adjusted EBITDA and Adjusted FFO, calculated based on a straight-line basis over the anticipated term of the loan.

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, pre-opening costs, contract termination fees, severance costs, and gains from legal settlements, including the $11.0 million gain on the settlement of the Westin Boston Waterfront litigation, or insurance proceeds.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$51,916	$15,072	$55,953	$10,945
Interest expense	14,600	14,456	29,125	28,040
Income tax expense (benefit) (1)	4,318	4,606	(2,530)	(1,537)
Real estate related depreciation and amortization (2)	25,126	27,193	50,249	54,026
EBITDA	95,960	61,327	132,797	91,474
Non-cash ground rent	1,596	1,717	3,292	3,410
Non-cash amortization of favorable and unfavorable contracts, net	(353)	(354)	(705)	(709)
Gain on sale of hotel property	(1,290)	—	(1,290)	—
Gain on insurance proceeds	(608)	—	(1,271)	—
Gain on litigation settlement (3)	(10,999)	—	(10,999)	—
Gain on prepayment of note receivable	(13,550)	—	(13,550)	—
Acquisition costs	45	14	81	24
Pre opening costs	272	—	286	—
Reversal of previously recognized Allerton income	(162)	(291)	(453)	(581)
Severance costs	—	—	—	3,065
Adjusted EBITDA	$70,911	$62,413	$108,188	$96,683
_____________

(1)	Includes $0.2 of income tax expense reported in discontinued operations for the three and six months ended June 30, 2013.
(2)	Includes $0.6 million and $1.2 million of depreciation expense reported in discontinued operations for the three and six months ended June 30, 2013, respectively.
(3)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the three months ended June 30, 2014.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$51,916	$15,072	$55,953	$10,945
Real estate related depreciation and amortization (1)	25,126	27,193	50,249	54,026
Gain on sale of hotel property	(1,290)	—	(1,290)	—
FFO	75,752	42,265	104,912	64,971
Non-cash ground rent	1,596	1,717	3,292	3,410
Non-cash amortization of unfavorable contracts, net	(353)	(354)	(705)	(709)
Gain on insurance proceeds	(608)	—	(1,271)	—
Gain on litigation settlement (2)	(10,999)	—	(10,999)	—
Gain on prepayment of note receivable	(13,550)	—	(13,550)	—
Acquisition costs	45	14	81	24
Pre opening costs	272	—	286	—
Reversal of previously recognized Allerton income	(162)	(291)	(453)	(581)
Severance costs	—	—	—	3,065
Fair value adjustments to debt instruments	(90)	(125)	(175)	(191)
Adjusted FFO	$51,903	$43,226	$81,418	$69,989
___________

(1)	Includes $0.6 million and $1.2 million of depreciation expense reported in discontinued operations for the three and six months ended June 30, 2013, respectively.
(2)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the three months ended June 30, 2014.

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

New Accounting Pronouncements Not Yet Implemented

See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated interim financial statements for additional information relating to recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2014 was $1.1 billion, of which $211.7 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2014	—		$—	$100,000
May 1 - May 31, 2014	—		$—	$100,000
June 1 - June 30, 2014	—		$—	$100,000
____________________

(1)	Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(2)	Represents amounts available under the Company's previously announced $100 million share repurchase program. To date, no shares have been repurchased under this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 8, 2014

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)