Form 10-Q
period 2014-09-30
DiamondRock Hospitality Co
filed 2014-11-07
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 195,698,858 shares of its $0.01 par value common stock outstanding as of November 7, 2014.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Property and equipment, net	$2,722,993	$2,567,533
Deferred financing costs, net	8,622	7,702
Restricted cash	98,394	89,106
Due from hotel managers	89,693	69,353
Note receivable	—	50,084
Favorable lease assets, net	34,425	39,936
Prepaid and other assets	52,480	79,474
Cash and cash equivalents	119,069	144,584
Total assets	$3,125,676	$3,047,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,125,309	$1,091,861
Senior unsecured credit facility	—	—
Total debt	1,125,309	1,091,861

Deferred income related to key money, net	22,889	23,707
Unfavorable contract liabilities, net	76,689	78,093
Due to hotel managers	57,340	54,225
Dividends declared and unpaid	20,452	16,981
Accounts payable and accrued expenses	100,799	102,214
Total liabilities	1,403,478	1,367,081
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 195,698,858 and 195,470,791 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,957	1,955
Additional paid-in capital	1,981,980	1,979,613
Accumulated deficit	(261,739)	(300,877)
Total stockholders’ equity	1,722,198	1,680,691
Total liabilities and stockholders’ equity	$3,125,676	$3,047,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Revenues:
Rooms	$171,047	$145,447	$465,871	$415,887
Food and beverage	45,504	46,214	146,297	145,804
Other	12,666	12,684	37,067	36,530
Total revenues	229,217	204,345	649,235	598,221
Operating Expenses:
Rooms	42,534	39,250	121,783	112,467
Food and beverage	32,662	33,443	101,855	103,259
Management fees	8,330	7,007	22,083	18,925
Other hotel expenses	75,180	73,082	220,335	213,282
Depreciation and amortization	25,327	25,663	75,576	78,521
Hotel acquisition costs	1,198	23	1,279	46
Corporate expenses	6,368	4,932	15,878	18,055
Gain on insurance proceeds	(554)	—	(1,825)	—
Gain on litigation settlement, net	—	—	(10,999)	—
Total operating expenses, net	191,045	183,400	545,965	544,555
Operating profit	38,172	20,945	103,270	53,666
Other Expenses (Income):
Interest income	(156)	(1,659)	(2,766)	(4,603)
Interest expense	14,691	14,471	43,816	42,511
Other income, net	(50)	—	(50)	—
Loss (Gain) on sale of hotel property	40	—	(1,251)	—
Gain on hotel property acquisition	(23,894)	—	(23,894)	—
Gain on prepayment of note receivable	—	—	(13,550)	—
Total other (income) expenses, net	(9,369)	12,812	2,305	37,908
Income from continuing operations before income taxes	47,541	8,133	100,965	15,758
Income tax (expense) benefit	(3,733)	(454)	(1,203)	1,241
Income from continuing operations	43,808	7,679	99,762	16,999
Income from discontinued operations, net of taxes	—	885	—	2,510
Net income	$43,808	$8,564	$99,762	$19,509
Earnings per share:
Continuing operations	$0.22	$0.04	$0.51	$0.09
Discontinued operations	—	0.00	—	0.01
Basic and diluted earnings per share	$0.22	$0.04	$0.51	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$99,762	$19,509
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	75,576	80,280
Corporate asset depreciation as corporate expenses	79	75
Gain on sale of hotel property	(1,251)	—
Gain on prepayment of note receivable	(13,550)	—
Loss on early extinguishment of debt	61	—
Gain on hotel property acquisition	(23,894)	—
Non-cash ground rent	4,880	5,111
Non-cash financing costs, debt premium and interest rate cap as interest	2,085	2,082
Amortization of note receivable discount as interest income	(1,075)	(1,892)
Amortization of favorable and unfavorable contracts, net	(1,058)	(1,063)
Amortization of deferred income	(818)	(799)
Stock-based compensation	4,105	4,225
Changes in assets and liabilities:
Prepaid expenses and other assets	687	(2,856)
Restricted cash	(13,003)	2,894
Due to/from hotel managers	(16,245)	(7,375)
Accounts payable and accrued expenses	(702)	(8)
Net cash provided by operating activities	115,639	100,183
Cash flows from investing activities:
Hotel capital expenditures	(56,091)	(75,256)
Hotel acquisitions	(148,376)	—
Net proceeds from sale of hotel property	23,610	—
Note receivable principal repayments	64,500	6,574
Change in restricted cash	3,701	(13,319)
Purchase deposits	—	(5,000)
Receipt of deferred key money	—	338
Net cash used in investing activities	(112,656)	(86,663)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(10,966)	(10,161)
Proceeds from mortgage debt	86,000	102,000
Prepayment of mortgage debt	(41,315)	—
Draws on senior unsecured credit facility	41,320	25,000
Repayments of senior unsecured credit facility	(41,320)	(45,000)
Payment of financing costs	(3,330)	(538)
Payment of cash dividends	(56,989)	(49,044)
Repurchase of common stock and other	(1,898)	(1,952)
Net cash (used in) provided by financing activities	(28,498)	20,305
Net (decrease) increase in cash and cash equivalents	(25,515)	33,825
Cash and cash equivalents, beginning of period	144,584	9,623
Cash and cash equivalents, end of period	$119,069	$43,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,953	$40,503
Cash paid for income taxes	$266	$724
Capitalized interest	$914	$1,164
Non-cash Financing Activities:
Unpaid dividends	$20,452	$17,006

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

As of September 30, 2014, we owned 27 hotels with 11,123 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Worth, Texas; Key West, Florida; Los Angeles, California; Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2014 and the results of our operations for the three and nine months ended September 30, 2014 and 2013 and our cash flows for the nine months ended September 30, 2014 and 2013. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Revenue Recognition

Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees.

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

We had no accruals for tax uncertainties as of September 30, 2014 and December 31, 2013.

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

3.	Property and Equipment

Property and equipment as of September 30, 2014 and December 31, 2013 consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$479,375	$394,957
Land improvements	7,994	7,994
Buildings	2,417,166	2,321,666
Furniture, fixtures and equipment	455,148	421,230
CIP	11,967	22,241
	3,371,650	3,168,088
Less: accumulated depreciation	(648,657)	(600,555)
	$2,722,993	$2,567,533

As of September 30, 2014, we had accrued capital expenditures of $3.3 million. As of December 31, 2013, we had accrued capital expenditures of $8.6 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.8 million and $6.8 million as of September 30, 2014 and December 31, 2013, respectively, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Westin Boston Waterfront Hotel Ground Lease	$18,347	$18,510
Westin Boston Waterfront Hotel Lease Right	9,045	9,045
Hilton Minneapolis Ground Lease	5,779	5,835
Oak Brook Hills Resort Ground Lease	—	5,058
Lexington Hotel New York Tenant Leases	1,067	1,176
Hilton Boston Downtown Tenant Leases	187	312
	$34,425	$39,936

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the three and nine months ended September 30, 2014 was approximately $0.2 million and $0.6 million, respectively.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. No impairment loss was recorded for the three or nine months ended September 30, 2014 or 2013. The fair value of the lease right is a Level 3 measurement under the fair value hierarchy (see Note 2) and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. The discount rate is estimated using a risk adjusted rate of return, the estimated participating rents are estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents are based on comparable long-term ground leases in the City of Boston.

In connection with the sale of the Oak Brook Hills Resort on April 14, 2014, we wrote off the favorable ground lease asset, which is included in the gain on sale of hotel property on the accompanying condensed consolidated statements of operations.

5. Note Receivable

On May 21, 2014, we received $58.5 million for the prepayment of the senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"). As a result of the prepayment, we recorded a gain of $13.6 million. The Allerton Loan had an original principal balance of $66.0 million, which had a four-year term (plus a one-year extension option) and bore annual interest at a fixed rate of 5.5%. Principal payments were based on a 30-year amortization schedule, but were only due to the extent there was available cash flow from operations.

We recorded the following amounts of interest income on the Allerton Loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest income	$—	$907	$1,317	$2,549
Amortization of discount	—	687	1,075	1,892
Total interest income	$—	$1,594	$2,392	$4,441

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

We have paid the following dividends to holders of our common stock during 2014 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2014	December 31, 2013	$0.0850
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units would have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 30, 2014 and December 31, 2013, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8 million shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,691,587 shares as of September 30, 2014. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below. On May 15, 2014, we issued (i) 19,671 shares of common stock and (ii) 19,671 deferred stock units to our board of directors having an aggregate value of $465,000, based on the closing stock price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2014 to September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	583,021	$9.80
Granted	246,621	12.37
Forfeited	(537)	9.32
Vested	(270,440)	10.10
Unvested balance at September 30, 2014	558,665	$10.79

The remaining share awards are expected to vest as follows: 46,936 during 2014, 255,828 during 2015, 168,929 during 2016, 80,626 during 2017, and 6,346 during 2018. As of September 30, 2014, the unrecognized compensation cost related to restricted stock awards was $4.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $1.0 million and $0.7 million, respectively, of compensation expense related to restricted stock awards for each of the three months ended September 30, 2014 and 2013. We recorded $2.4 million and $2.7 million, respectively, of compensation expenses related to restricted stock awards for each of the nine months ended September 30, 2014 and 2013. The compensation expense for the nine months ended September 30, 2013 includes $0.7 million related to the accelerated vesting of awards in connection with the departure of our former Chief Operating Officer in 2013.

Market Stock Units

From 2010 to 2012, we awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. As of September 30, 2014, there are 97,602 MSUs outstanding, which represent awards granted in 2012. The unrecognized compensation cost related to the MSUs was $0.1 million as of September 30, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 5 months. For the three months ended September 30, 2014 and 2013, we recorded approximately $0.1 million of compensation expense related to the MSUs. For the nine months ended September 30, 2014 and 2013, we recorded approximately $0.2 million and $0.7 million, respectively, of compensation expense related to the MSUs.

Performance Stock Units

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

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2014 to September 30, 2014 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	223,176	$9.66
Granted	200,685	12.33
Additional units from dividends	8,849	11.69
Unvested balance at September 30, 2014	432,710	$10.94

The remaining units are expected to vest as follows: 228,763 during 2016 and 203,947 during 2017. As of September 30, 2014, the unrecognized compensation cost related to the PSUs was $3.0 million and is expected to be recognized on a straight-line basis over a weighted average period of 25 months. For the three months ended September 30, 2014 and 2013, we recorded approximately $0.4 million and $0.2 million, respectively, of compensation expense related to the PSUs. For the nine months ended September 30, 2014 and 2013, we recorded approximately $1.0 million and $0.4 million, respectively, of compensation expense related to the PSUs.

8. Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$43,808	$7,679	$99,762	$16,999
Income from discontinued operations	—	885	—	2,510
Net income	$43,808	$8,564	$99,762	$19,509
Denominator:
Weighted-average number of common shares outstanding—basic	195,796,772	195,546,384	195,733,185	195,455,225
Effect of dilutive securities:
Unvested restricted common stock	215,834	151,878	193,477	119,848
Unexercised stock appreciation rights	7,512	—	—	—
Shares related to unvested MSUs and PSUs	414,655	162,099	414,655	171,950
Weighted-average number of common shares outstanding—diluted	196,434,773	195,860,361	196,341,317	195,747,023
Basic earnings per share:
Continuing operations	$0.22	$0.04	$0.51	$0.09
Discontinued operations	—	0.00	—	0.01
Total	$0.22	$0.04	$0.51	$0.10
Diluted earnings per share:
Continuing operations	$0.22	$0.04	$0.51	$0.09
Discontinued operations	—	0.00	—	0.01
Total	$0.22	$0.04	$0.51	$0.10

We did not include unexercised stock appreciation rights of 262,461 in our calculation of diluted earnings per share for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013 as they would be anti-dilutive.

9. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2014, in thousands:

Property	Principal Balance	Interest Rate	Maturity Date

Courtyard Manhattan / Midtown East	$86,000	4.40%	August 2024
Marriott Salt Lake City Downtown	61,829	4.25%	November 2020
Courtyard Manhattan / Fifth Avenue	49,132	6.48%	June 2016
Renaissance Worthington	53,102	5.40%	July 2015
Frenchman’s Reef & Morning Star Marriott Beach Resort	56,871	5.44%	August 2015
Marriott Los Angeles Airport	82,600	5.30%	July 2015
Orlando Airport Marriott	56,145	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	206,006	5.975%	April 2016
Hilton Minneapolis	93,454	5.464%	May 2021
JW Marriott Denver at Cherry Creek	38,940	6.47%	July 2015
Lexington Hotel New York	170,368	LIBOR + 3.00% (3.151% at September 30, 2014)	March 2015 (1)
Westin Washington D.C. City Center	71,090	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	30,242	3.96%	April 2023
Westin San Diego	69,258	3.94%	April 2023
Debt premium (2)	272
Total mortgage debt	1,125,309

Senior unsecured credit facility	—	LIBOR + 1.90% (2.09% at September 30, 2014)	January 2017 (3)
Total debt	$1,125,309
Weighted-Average Interest Rate		4.97%
_______________________

(1)
The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee. We amended the loan on October 8, 2014, which is discussed further below.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2014, 14 of our 27 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent.

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. We were able to cure the default by depositing the amount of the

DSCR shortfall into a reserve with the lender. The DSCR is currently above the financial covenant and the reserve was released by the lender in August 2014. In addition, the cash trap provision was triggered on the loan during 2013 and is still in effect. As of September 30, 2014, the lender is holding approximately $16.1 million in the cash trap.

On October 8, 2014, we amended the Lexington Hotel New York mortgage loan. The amended loan bears interest at an initial floating rate of LIBOR plus 275 basis points and features a pricing grid that will further reduce the spread to as low as 175 basis points upon achieving certain hotel cash flow hurdles. The amendment extends the term of the loan by approximately 30 months to October 2017. The loan may be extended for two additional one-year terms subject to the satisfaction of certain financial and other conditions and the payment of an extension fee. During the third quarter, we paid approximately $1.3 million in fees to amend the loan, which are recorded in deferred financing costs on the accompanying condensed consolidated balance sheet.

On July 18, 2014, we entered into a new $86 million mortgage loan secured by the Courtyard Manhattan/Midtown East. The new loan matures in 2024 and bears interest at a fixed rate of 4.40%. The new loan is interest-only for the first two years after which principal will amortize over 30 years. The hotel was previously encumbered by a $41.3 million mortgage loan bearing interest at 8.81%, which was prepaid in full on July 1, 2014.

As of September 30, 2014, we are in compliance with the financial covenants of our mortgage debt.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2014
Maximum leverage ratio (1)	60%	39.5%
Minimum fixed charge coverage ratio (2)	1.50x	2.7x
Minimum tangible net worth (3)	$1.857 billion	$2.371 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	39.5%
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement, divided by total asset value, defined in the credit agreement as a) total cash and cash equivalents and b) the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.

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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of September 30, 2014, the unencumbered borrowing base included five properties with a borrowing base value of $341 million.

As of September 30, 2014, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.15x. Accordingly, interest on our future borrowings, if any, under the facility will be based on LIBOR plus 190 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million for the three months ended September 30, 2014 and 2013. We incurred interest and unused credit facility fees on the facility of $0.6 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing. The sale meets the requirements for accounting under the full accrual method. We recorded a gain on sale of the hotel of approximately $1.3 million, net of a $4.0 million valuation allowance on the loan receivable. The loan provided to the buyer is unsecured and has a one year interest-only period after which the loan will amortize based on a twenty-five year schedule. The loan accrues interest at a floating rate of LIBOR plus 650 basis points for the first year. The interest rate margin increases by 100 basis points annually for the remainder of the loan term. The loan is subordinate to the buyer's senior mortgage loan. The loan agreement provides repayment options, which include: (1) the hotel achieving a certain operating profit threshold by mid-2016, (2) refinancing proceeds in excess of the outstanding balance of the senior mortgage loan, or (3) proceeds in excess of the outstanding balance of the senior mortgage loan from the sale of the hotel.

The loan receivable and the valuation allowance are included within prepaid and other assets on the accompanying condensed consolidated balance sheet. Based on our estimates of the hotel’s future cash flows from operations and that the note is unsecured and subordinate to the senior mortgage loan, we believe it is remote that we will collect all contractual amounts due under the loan. Accordingly, we recognized a full valuation allowance of $4.0 million. As of September 30, 2014, we have received interest payments of approximately $0.1 million, which are reflected in other income on the accompanying condensed consolidated statement of operations.

In November 2013, we sold the 487-room Torrance Marriott South Bay to an unaffiliated third party. The operating results are reported in discontinued operations on the accompanying condensed consolidated statement of operations for the three months ended September 30, 2013.

The following table summarizes the components of discontinued operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 (unaudited; in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Hotel revenues	$6,299	$17,910
Hotel operating expenses	(4,684)	(13,344)
Operating income	1,615	4,566
Depreciation and amortization	(591)	(1,759)
Income tax expense	(139)	(297)
Income from discontinued operations	$885	$2,510
Basic and diluted income from discontinued operations per share	$0.00	$0.01

Subsequent to September 30, 2014, one of our hotels met the held-for-sale criteria under U.S. GAAP. We have entered into an agreement to sell the hotel and expect the sale to close during the fourth quarter of 2014, subject to the satisfaction of closing conditions. The carrying amount of the hotel is approximately $97.1 million as of September 30, 2014 and we do not expect to recognize a loss on the sale. The hotel is encumbered by $82.6 million of mortgage debt, which we expect to repay in connection with the sale.

11. Acquisitions

On August 15, 2014, we acquired the 106-room Inn at Key West located in Key West, Florida for a contractual purchase price of $47.5 million. The acquisition was funded with corporate cash on hand. We retained the existing hotel operator, Remington Management, LP, under an interim 90-day management agreement. We expect to finalize a longer term management agreement with Remington during the fourth quarter of 2014.

On August 29, 2014, we completed the acquisition of the newly constructed, 282-room Hilton Garden Inn Times Square Central in New York City. We had entered into the purchase and sale agreement to acquire this hotel upon its completion for a fixed purchase price of $127.2 million in early 2011. We had previously funded total purchase deposits of $26.9 million. The balance of the purchase price was funded with corporate cash on hand. The hotel opened on September 1, 2014 and is operated by Highgate Hotels, LP, subject to a franchise license agreement with Hilton Garden Inns Franchise LLC. The hotel meets the definition of a business and the acquisition was accounted for as a business combination. As such, the assets acquired were recorded at their fair values, which exceeded our contractual cost. During the three years between the date of the purchase and sale agreement and the date of acquisition, the real estate market for hotels located in Manhattan experienced an increase in valuations due to improved economic conditions in the market and the overall economy. This resulted in an increase in the fair value the hotel at the time of acquisition compared with our contractual purchase price, which resulted in a gain of approximately $23.9 million upon acquisition.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Inn at Key West	Hilton Garden Inn Times Square Central
Land	$33,618	$60,300
Building	11,586	88,896
Building improvements	1,027	—
Furnitures, fixtures and equipment	1,269	6,204
Total fixed assets	47,500	155,400
Other assets and liabilities, net	326	370
Total	$47,826	$155,770

We believe all material adjustments necessary to reflect the effects of acquisitions have been made; however, the amounts recorded are based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed. We will finalize the recorded amounts upon the completion of our valuation analysis of the assets acquired and liabilities assumed.

The acquired properties are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations (in thousands, except per share data) reflect the acquisition of the Inn at Key West as if it had occurred on January 1, 2013. The following pro forma results of operations do not include adjustments reflecting the acquisition of the Hilton Garden Inn Times Square Central, since the hotel opened on September 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three Months Ending September 30,		Nine Months Ending September 30,
	2014	2013	2014	2013
Revenues	$230,122	$205,705	$654,608	$603,501
Income from continuing operations	44,089	8,042	102,335	19,198
Net income	44,089	8,927	102,335	21,708
Basic earnings per share:
Continuing operations	$0.23	$0.04	$0.52	$0.10
Net income	$0.23	$0.05	$0.52	$0.11
Diluted earnings per share:
Continuing operations	$0.22	$0.04	$0.52	$0.10
Net income	$0.22	$0.05	$0.52	$0.11

For the three and nine months ended September 30, 2014, our condensed consolidated statements of operations include $2.5 million of revenues and less than $0.1 million of net income related to the operations of the Inn at Key West and the Hilton Garden Inn Times Square Central.

12. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2014 and December 31, 2013, in thousands, are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$1,125,309	$1,149,102	$1,091,861	$1,087,516

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

Westin Boston Waterfront Litigation Settlement

In May 2014, we settled a legal action alleging certain issues related to the original construction of the Westin Boston Waterfront Hotel with the contractors and their insurers for $14.0 million in full and complete satisfaction of our claims against the contractors. The settlement resulted in a net gain of $11.0 million. We recorded the settlement net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the nine months ended September 30, 2014.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). As of September 30, 2014, we owned a portfolio of 27 premium hotels and resorts that contain 11,123 guest rooms. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

High Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

As of September 30, 2014, we owned 27 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators.

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

We have been executing on our strategy to elevate and enhance our hotel portfolio by actively recycling capital early in the recovery phase of this lodging cycle. Over the past four years, our efforts have led to the repositioning of our portfolio through the acquisition of approximately $1.3 billion of urban and resort hotels that align with our strategic goals while disposing of more than $400 million in slower-growth, non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as New York, San Francisco, Boston, Denver, Washington D.C. and San Diego and our resort exposure with the acquisition in Key West, Florida. Over 85% of our portfolio EBITDA is currently derived from core urban and resort hotels. Our capital recycling program over the past three years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

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

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including adding new resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third party operators, converting unused space to revenue-generating meeting space, and implementing programs to reduce energy consumption.

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

We have mortgage debt with significant upcoming maturities (approximately $230 million in 2015 and approximately $305 million in 2016). We anticipate addressing these maturities, as well as other capital needs, with a combination of the following:

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and

RevPAR include only room revenue. Room revenue comprised approximately 72% of total revenues for the nine months ended September 30, 2014 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2014 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2013 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	75.7%	$206.30	$156.08	(0.8)%
Los Angeles Airport Marriott	Los Angeles, California	1,004	91.4%	129.68	118.48	18.8%
Hilton Minneapolis	Minneapolis, Minnesota	821	76.3%	147.18	112.26	3.2%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	79.8%	225.22	179.79	15.6%
Lexington Hotel New York	New York, New York	725	90.8%	235.04	213.43	97.9%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	69.8%	147.13	102.68	2.5%
Renaissance Worthington	Fort Worth, Texas	504	69.6%	176.00	122.46	10.0%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	86.6%	245.64	212.78	4.0%
Orlando Airport Marriott	Orlando, Florida	485	78.6%	107.50	84.53	11.5%
Westin San Diego	San Diego, California	436	85.5%	167.86	143.53	6.6%
Westin Washington, D.C. City Center	Washington, D.C.	406	74.5%	206.31	153.65	4.1%
Oak Brook Hills Resort (2)	Oak Brook, Illinois	386	25.1%	101.88	25.57	(51.3)%
Hilton Boston Downtown	Boston, Massachusetts	362	90.9%	253.15	230.04	24.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	70.3%	249.56	175.39	6.0%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	71.3%	164.68	117.47	5.1%
Courtyard Manhattan/Midtown East	New York, New York	317	90.8%	274.68	249.50	17.9%
Conrad Chicago	Chicago, Illinois	311	83.4%	222.81	185.77	3.9%
Hilton Garden Inn Times Square Central (3)	New York, New York	282	70.9%	295.52	209.59	N/A
Bethesda Marriott Suites	Bethesda, Maryland	272	65.8%	164.29	108.10	9.3%
Hilton Burlington	Burlington, Vermont	258	77.1%	169.51	130.75	7.6%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	83.3%	254.60	212.11	8.7%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.2%	271.59	242.36	17.6%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	78.7%	268.86	211.58	9.4%
Courtyard Denver Downtown	Denver, Colorado	177	84.3%	188.15	158.70	10.7%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	94.5%	218.42	206.36	(4.3)%
Renaissance Charleston	Charleston, South Carolina	166	91.0%	204.47	186.07	11.6%
Inn at Key West (4)	Key West, Florida	106	73.5%	160.13	117.67	12.4%
Hotel Rex	San Francisco, California	94	86.0%	210.61	181.07	12.4%
TOTAL/WEIGHTED AVERAGE		11,509	80.0%	$195.55	$156.46	13.0%
____________________
(1) The percentage change from 2013 RevPAR reflects the comparable period in 2013 to our 2014 ownership period, excluding the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
(2) The hotel was sold on April 14, 2014. The operating statistics reflect the period from January 1, 2014 to April 13, 2014.
(3) The hotel opened for business on September 1, 2014. The operating statistics reflect the period from September 1, 2014 to September 30, 2014.

(4) The hotel was purchased on August 15, 2014. The operating statistics reflect the period from August 15, 2014 to September 30, 2014.

2014 Highlights

Inn at Key West Acquisition. On August 15, 2014, we acquired the 106-room Inn at Key West in Key West, Florida, for a contractual purchase price of $47.5 million with corporate cash on hand.

Hilton Garden Inn Times Square Central Acquisition. On August 29, 2014, we acquired the 282-room Hilton Garden Inn Times Square in New York for a contractual purchase price of $127.2 million with corporate cash on hand.

Courtyard Manhattan/Midtown East Refinancing. On July 18, 2014, we entered into a new $86 million mortgage loan secured by the Courtyard Manhattan/Midtown East. The new loan matures in 2024 and bears interest at a fixed rate of 4.40%. The new loan is interest-only for the first two years after which principal will amortize over 30 years. The hotel was previously encumbered by a $41.3 million mortgage loan bearing interest at 8.81%, which was prepaid in full on July 1, 2014.

Lexington Hotel New York Refinancing. On October 8, 2014, we amended our existing $170.4 million mortgage loan secured by the Lexington Hotel New York. The amendment reduces the variable-rate loan's interest rate spread and extends the term of the loan by approximately 30 months to October 2017.

Allerton Loan Prepayment. On May 21, 2014, the owner of the Allerton Hotel prepaid to us at par the outstanding $58.5 million senior mortgage loan secured by the Allerton Hotel.

Non-Core Hotel Disposition. On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing.

Outlook

The industry is expected to exceed prior peak levels of occupancy during 2014, and new hotel supply is expected to remain below the historical average. Our results in 2014 and beyond are expected to benefit from our strategic initiatives intended to create future stockholder value including: (1) strong growth from our 2013 capital investment program; (2) growth from the branding of the Lexington Hotel New York to Marriott’s Autograph Collection; (3) strong 2014 group booking pace, driven by our two hotels in Boston, Frenchman’s Reef & Morning Star Marriott Beach Resort and Renaissance Worthington; (4) the September 1, 2014 opening of the Hilton Garden Inn Times Square Central in New York City; and (5) positive momentum from our asset management initiatives, which include sales and marketing and cost containment strategies.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Three Months Ended September 30,
	2014	2013	% Change
Rooms	$171.0	$145.4	17.6%
Food and beverage	45.5	46.2	(1.5)%
Other	12.7	12.7	(0.1)%
Total revenues	$229.2	$204.3	12.2%

Individual hotel revenues for the three months ended September 30, 2014 and 2013, respectively, consist of the following (in millions):

	Three Months Ended September 30,
	2014	2013	% Change
Chicago Marriott	$29.3	$28.2	3.9%
Westin Boston Waterfront Hotel	22.2	18.9	17.5%
Lexington Hotel New York	17.2	9.0	91.1%
Los Angeles Airport Marriott	17.8	15.3	16.3%
Hilton Minneapolis	14.8	13.7	8.0%
Frenchman's Reef & Morning Star Marriott Beach Resort	12.4	11.3	9.7%
Hilton Boston Downtown	9.9	8.0	23.8%
Renaissance Worthington	8.2	7.4	10.8%
Conrad Chicago	8.6	7.5	14.7%
Courtyard Manhattan/Midtown East	8.3	7.5	10.7%
Westin San Diego	8.1	7.3	11.0%
The Lodge at Sonoma, a Renaissance Resort & Spa	7.5	6.5	15.4%
Salt Lake City Marriott Downtown	7.2	6.5	10.8%
Westin Washington D.C. City Center	7.8	5.9	32.2%
Vail Marriott Mountain Resort & Spa	6.7	5.7	17.5%
JW Marriott Denver at Cherry Creek	6.3	6.0	5.0%
Hilton Burlington	5.5	5.0	10.0%
Courtyard Manhattan/Fifth Avenue	4.7	4.4	6.8%
Marriott Atlanta Alpharetta	4.5	4.3	4.7%
Orlando Airport Marriott	4.3	3.9	10.3%
Hilton Garden Inn Chelsea	3.5	3.6	(2.8)%
Renaissance Charleston	3.3	2.9	13.8%
Bethesda Marriott Suites	3.5	3.0	16.7%
Courtyard Denver Downtown	3.0	2.6	15.4%
Hotel Rex	2.1	1.8	16.7%
Hilton Garden Inn Times Square Central (1)	1.8	—	100.0%
Inn at Key West (2)	0.7	—	100.0%
Oak Brook Hills Resort (3)	—	8.1	(100.0)%
Total	$229.2	$204.3	12.2%
____________________
(1) The hotel opened on September 1, 2014. The results for the three months ended September 30, 2014 include operations for the month of September 2014.
(2) The hotel was acquired on August 15, 2014. The results for the three months ended September 30, 2014 include operations from August 15, 2014 to September 30, 2014.
(3) The hotel was sold on April 14, 2014.

Our total revenues increased $24.9 million from $204.3 million for the three months ended September 30, 2013 to $229.2 million for the three months ended September 30, 2014. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$8.1 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$0.7 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$1.8 million increase from the Hilton Garden Inn Times Square Central, which was purchased on August 29, 2014.

The following pro forma key hotel operating statistics for the three months ended September 30, 2014 and 2013 exclude the Oak Brook Hills Resort sold in April 2014 and the Hilton Garden Inn Times Square Central, which opened on September 1, 2014, and include the results of operations of the Inn at Key West under previous ownership.

	Three Months Ended September 30,
	2014	2013	% Change
Occupancy %	84.6%	79.0%	5.6 percentage points
ADR	$201.90	$182.34	10.7%
RevPAR	$170.88	$144.07	18.6%

Room revenue increased across all customer segments reflecting the continued improvement in lodging industry fundamentals. Revenue from the group segment experienced particularly strong growth, led by our two Boston hotels and the Hilton Minneapolis. Business transient revenue growth was also strong, most notably at the Lexington Hotel New York.

Food and beverage revenues decreased $0.7 million from the three months ended September 30, 2013, which includes a decrease of $3.9 million from the sale of Oak Brook Hills Resort. Excluding the Oak Brook Hills Resort, food and beverage revenues increased $3.2 million driven equally by increases in both banquet and outlet revenue. Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, were flat to the three months ended September 30, 2013. Excluding the Oak Brook Hills Resort, other revenues increased $0.8 million due primarily to the implementation of resort fees at certain hotels.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Three Months Ended September 30,
	2014	2013	% Change
Rooms departmental expenses	$42.5	$39.3	8.1%
Food and beverage departmental expenses	32.7	33.4	(2.1)
Other departmental expenses	4.7	5.6	(16.1)
General and administrative	17.3	16.5	4.8
Utilities	7.2	7.8	(7.7)
Repairs and maintenance	9.3	9.1	2.2
Sales and marketing	15.2	14.0	8.6
Franchise fees	4.4	3.3	33.3
Base management fees	5.6	4.9	14.3
Incentive management fees	2.7	2.1	28.6
Property taxes	10.2	10.2	—
Other fixed charges	2.8	2.9	(3.4)
Hotel pre-opening costs	0.4	—	100.0
Ground rent—Contractual	2.2	2.1	4.8
Ground rent—Non-cash	1.5	1.6	(6.3)
Total hotel operating expenses	$158.7	$152.8	3.9%

Our hotel operating expenses increased $5.9 million from the three months ended September 30, 2013. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$6.1 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$0.4 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$1.4 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.

Excluding the non-comparable amounts, hotel operating expenses increased $10.2 million from the three months ended September 30, 2013. Rooms departmental expenses increased primarily due to increases in travel agent commissions and wages and benefits. Hotel-level support costs, which include general and administrative, utilities, repairs and maintenance and sales and marketing expenses, increased 3.4%, driven primarily by higher credit card commissions in general and administrative and higher rewards program costs in sales and marketing, partially offset by lower utilities. Franchise fees increased 33.3% due primarily to the branding of the Lexington Hotel New York to Marriott’s Autograph Collection, as well as higher revenues.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.3 million from the three months ended September 30, 2013. The decrease is primarily due to an increase in fully depreciated furniture, fixtures, and equipment, offset by depreciation on capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.5 million, from $4.9 million for the three months ended September 30, 2013 to $6.4 million for the three months ended September 30, 2014. The increase is due primarily to employee-related costs, which includes $0.8 million of severance costs incurred in the third quarter of 2014.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue and additional expenses due to the business interruption as well as property damage. The gain on insurance proceeds of $0.6 million for the three months ended September 30, 2014 stems from partial proceeds received to recover property damage losses under our property insurance policy.

Interest expense. Our interest expense remained relatively flat at $14.7 million and $14.5 million for the three months ended September 30, 2014 and 2013, respectively, and comprises the following (in millions):

	Three Months Ended September 30,
	2014	2013
Mortgage debt interest	$14.0	$14.0
Credit facility interest and unused fees	0.2	0.2
Amortization of deferred financing costs and debt premium	0.7	0.7
Capitalized interest	(0.2)	(0.4)
Interest rate cap fair value adjustment	0.0	0.0
	$14.7	$14.5

As of September 30, 2014, we had property-specific mortgage debt outstanding on 14 of our hotels. Most of our mortgage debt is fixed-rate secured debt, bearing interest at rates ranging from 3.94 percent to 6.48 percent per year. The mortgage loan secured by the Lexington Hotel New York bore interest at a floating rate based on one-month LIBOR plus 300 basis points during the three months ended September 30, 2014. As of September 30, 2014, we had no outstanding borrowings under our senior unsecured credit facility. Our weighted-average interest rate on all debt as of September 30, 2014 was 4.97 percent.

Interest income. Interest income decreased $1.5 million from the three months ended September 30, 2013 to the three months ended September 30, 2014. The decrease is primarily due to the prepayment of the Allerton loan on May 21, 2014.

Gain on hotel property acquisition. During the three months ended September 30, 2014, we recorded a gain of $23.9 million related to our purchase of the Hilton Garden Inn Times Square Central in New York as the fair value of the hotel increased from our contractual purchase price determined at the time we entered into the purchase and sale agreement in 2011 to the fair value at the closing date of August 29, 2014.

Income taxes. We recorded income tax expense of $3.7 million for the three months ended September 30, 2014 and $0.5 million for the three months ended September 30, 2013. The income tax expense for the three months ended September 30, 2014 includes $3.9 million of income tax expense on the $9.4 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.3 million of foreign income tax benefit incurred on the $1.4 million pre-tax loss of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes. The income tax expense for the three months ended September 30, 2013 includes $0.8 million of income tax expense incurred on the $1.9 million pre-tax income from continuing operations of our TRS, $0.4 million of foreign income tax benefit incurred on the $1.9 million pre-tax loss of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Discontinued operations. Income from discontinued operations of $0.9 million for the three months ended September 30, 2013 represents the results of operations for the the Torrance Marriott South Bay, which was sold in 2013.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Nine Months Ended September 30,
	2014	2013	% Change
Rooms	$465.9	$415.9	12.0%
Food and beverage	146.3	145.8	0.3%
Other	37.0	36.5	1.4%
Total revenues	$649.2	$598.2	8.5%

Individual hotel revenues for the nine months ended September 30, 2014 and 2013, respectively, consist of the following (in millions):

	Nine Months Ended September 30,
	2014	2013	% Change
Chicago Marriott	$75.4	$75.4	—%
Westin Boston Waterfront Hotel	64.1	57.4	11.7%
Frenchman's Reef & Morning Star Marriott Beach Resort	51.0	48.6	4.9%
Los Angeles Airport Marriott	51.4	44.7	15.0%
Lexington Hotel New York	45.0	23.3	93.1%
Hilton Minneapolis	38.3	38.6	(0.8)%
Renaissance Worthington	27.2	24.0	13.3%
Vail Marriott Mountain Resort & Spa	24.3	22.3	9.0%
Hilton Boston Downtown	24.6	20.0	23.0%
Westin San Diego	22.9	22.2	3.2%
Courtyard Manhattan/Midtown East	22.3	18.7	19.3%
Conrad Chicago	21.4	20.1	6.5%
Salt Lake City Marriott Downtown	20.9	20.2	3.5%
Westin Washington D.C. City Center	21.2	20.2	5.0%
The Lodge at Sonoma, a Renaissance Resort & Spa	17.8	16.0	11.3%
JW Marriott Denver at Cherry Creek	17.5	16.5	6.1%
Orlando Airport Marriott	16.8	15.1	11.3%
Marriott Atlanta Alpharetta	13.6	13.7	(0.7)%
Courtyard Manhattan/Fifth Avenue	12.3	10.5	17.1%
Hilton Burlington	11.8	10.9	8.3%
Bethesda Marriott Suites	11.1	10.2	8.8%
Renaissance Charleston	10.3	9.2	12.0%
Hilton Garden Inn Chelsea	9.8	10.2	(3.9)%
Courtyard Denver Downtown	8.2	7.4	10.8%
Hotel Rex	5.2	4.8	8.3%
Oak Brook Hills Resort (1)	2.3	18.0	(87.2)%
Hilton Garden Inn Times Square Central (2)	1.8	—	100.0%
Inn at Key West (3)	0.7	—	100.0%
Total	$649.2	$598.2	8.5%
____________________
(1) The hotel was sold on April 14, 2014. The results for the nine months ended September 30, 2014 include operations from January 1, 2014 to April 13, 2014.
(2) The hotel opened on September 1, 2014. The results for the nine months ended September 30, 2014 include operations for the month of September 2014.
(3) The hotel was acquired on August 15, 2014. The results for the nine months ended September 30, 2014 include operations from August 15, 2014 to September 30, 2014.

Our total revenues increased $51.0 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This increase includes amounts that are not comparable period-over-period as follows:

•$13.6 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$0.7 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$1.8 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.

The following pro forma key hotel operating statistics for the nine months ended September 30, 2014 and 2013 exclude the Oak Brook Hills Resort sold in April 2014 and the Hilton Garden Inn Times Square Central, which opened on September 1, 2014, and include the results of operations of the Inn at Key West under previous ownership.

	Nine Months Ended September 30,
	2014	2013	% Change
Occupancy %	80.9%	76.7%	4.2 percentage points
ADR	$195.90	$182.34	7.4%
RevPAR	$158.43	$139.93	13.2%

Room revenue increased across all customer segments reflecting the continued improvement in lodging industry fundamentals. Revenue from the group segment experienced particularly strong growth, led by our two Boston hotels and the Hilton Minneapolis. Business transient revenue growth was also strong, most notably at the Lexington Hotel New York City.

Food and beverage revenues increased $0.5 million from the nine months ended September 30, 2013, which includes a decrease of $6.3 million from the sale of the Oak Brook Hills Resort. Excluding the Oak Brook Hills Resort, food and beverage revenues increased $6.8 million driven equally by increases in both banquet and outlet revenue. Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased $0.5 million from the nine months ended September 30, 2013. Excluding the Oak Brook Hills Resort, other revenues increased $1.9 million due primarily to the implementation of resort fees at certain hotels.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Nine Months Ended September 30,
	2014	2013	% Change
Rooms departmental expenses	$121.8	$112.5	8.3%
Food and beverage departmental expenses	101.9	103.3	(1.4)
Other departmental expenses	15.0	16.8	(10.7)
General and administrative	50.8	47.3	7.4
Utilities	20.9	21.7	(3.7)
Repairs and maintenance	27.4	27.4	—
Sales and marketing	44.2	40.4	9.4
Franchise fees	11.5	9.1	26.4
Base management fees	16.0	14.4	11.1
Incentive management fees	6.1	4.6	32.6
Property taxes	29.9	30.7	(2.6)
Other fixed charges	8.6	8.4	2.4
Ground rent—Contractual	6.7	6.4	4.7
Ground rent—Non-cash	4.6	4.9	(6.1)
Pre-opening costs	0.7	—	100.0
Total hotel operating expenses	$466.1	$447.9	4.1%

Our hotel operating expenses increased $18.2 million from the nine months ended September 30, 2013. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$10.6 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$0.4 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$1.6 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.

Excluding the non-comparable amounts, hotel operating expenses increased $26.8 million from the nine months ended September 30, 2013. Rooms departmental expenses increased primarily due to increases in travel agent commissions and wages and benefits. Hotel-level support costs, which include general and administrative, utilities, repairs and maintenance and sales and marketing expenses, increased 4.8%, driven primarily by higher credit card commissions in general and administrative and higher rewards program costs in sales and marketing. Franchise fees increased 26.4%, due primarily to the branding of the Lexington Hotel New York to Marriott’s Autograph Collection, as wells as higher revenues. Property taxes decreased primarily as a result of successful property tax appeals at the Vail Marriott Mountain Resort & Spa and Westin Washington, D.C. City Center, as well as favorable reassessments at our two Chicago hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $2.9 million from the nine months ended September 30, 2013. The decrease is primarily due to an increase in fully depreciated furniture, fixtures, and equipment, offset by depreciation on capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $2.2 million, from $18.1 million for the nine months ended September 30, 2013 to $15.9 million for the nine months ended September 30, 2014. The decrease in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the departure of our former President and Chief Operating Officer during 2013 and reimbursement of $1.8 million of previously incurred legal fees and other costs from the proceeds of the Westin Boston Waterfront litigation settlement in 2014. The decrease is partially offset an increase in employee-related costs, which includes $0.8 million of severance costs incurred in the third quarter of 2014.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue and additional expenses due to the business interruption as well as property damage. The gain on insurance proceeds of $1.8 million for the nine months ended September 30, 2014 stems from proceeds received to recover property damage losses under our property insurance policy.

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

Interest expense. Our interest expense was $43.8 million and $42.5 million for the nine months ended September 30, 2014 and 2013, respectively, and is comprised of the following (in millions):

	Nine Months Ended September 30,
	2014	2013
Mortgage debt interest	$41.8	$40.8
Credit facility interest and unused fees	0.6	0.7
Amortization of deferred financing costs and debt premium	2.1	2.0
Capitalized interest	(0.7)	(1.1)
Interest rate cap fair value adjustment	—	0.1
	$43.8	$42.5

The increase in interest expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to three new mortgage loans entered into during 2013.

Interest income. Interest income decreased $1.8 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The decrease is primarily due to the prepayment of the Allerton loan on May 21, 2014.

Gain on sale of hotel property. On April 14, 2014, we sold the Oak Brook Hills Resort for $30.1 million, which resulted in a net gain of $1.3 million.

Gain on hotel property acquisition. During the nine months ended September 30, 2014, we recorded a gain of $23.9 million related to our purchase of the Hilton Garden Inn Times Square Central in New York as the fair value of the hotel increased from our contractual purchase price at the time we entered into the purchase and sale agreement in 2011 to the fair value at the closing date of August 29, 2014.

Gain on prepayment of note receivable. On May 21, 2014, we received $58.5 million in the prepayment of the senior mortgage loan secured by Allerton Hotel. As a result of the prepayment, we recorded a gain of $13.6 million.

Income taxes. We recorded an income tax expense of $1.2 million for the nine months ended September 30, 2014 and an income tax benefit of $1.2 million for the nine months ended September 30, 2013. The income tax expense for the nine months ended September 30, 2014 includes $0.1 million of income tax benefit incurred on the $0.2 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by $1.1 million of foreign income tax expense incurred on the $5.4 million pre-tax income of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes. The income tax benefit for the nine months ended September 30, 2013 includes $2.0 million of income tax benefit incurred on the $4.9 million pre-tax loss from continuing operations of our TRS, $0.6 million of foreign income tax expense incurred on the $3.0 million pre-tax income of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes.

Discontinued operations. Income from discontinued operations of $2.5 million for the nine months ended September 30, 2013 represents the results of operations for the the Torrance Marriott South Bay, which was sold in 2013.

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

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. We were able to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. The hotel DSCR is currently above the financial covenant and the reserve was released by the lender in August 2014. In addition, the cash trap provision was triggered on the loan during 2013 and is still in effect. As of September 30, 2014, the lender is holding approximately $16.1 million in the cash trap.

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

We have mortgage debt with significant upcoming maturities (approximately $230 million in 2015 and approximately $305 million in 2016). We have the ability to address these maturities, as well as other capital needs, with a combination of the following:

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2014, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.97% and a weighted average maturity date of approximately 3.5 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our senior unsecured credit facility and 13 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of September 30, 2014, we had no outstanding borrowings under our senior unsecured credit facility.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2014
Maximum leverage ratio (1)	60%	39.5%
Minimum fixed charge coverage ratio (2)	1.50x	2.7
Minimum tangible net worth (3)	$1.857 billion	$2.371 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	39.5%
_____________________________

(1)
Leverage ratio is total indebtedness, as defined in the credit agreement, divided by total asset value, which is defined in the credit agreement as (a) total cash and cash equivalents and (b) the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.

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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of September 30, 2014, the unencumbered borrowing base included five properties with a borrowing base value of over $341 million.

As of September 30, 2014, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 4.15x. Accordingly, interest on future borrowings, if any, under the facility will be based on LIBOR plus 190 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.6 million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility, and proceeds from non-core asset sales. Our principal uses of cash are acquisitions of hotel properties, debt maturities, debt service, capital expenditures, operating costs, corporate expenses and dividends. As of September 30, 2014, we had $119.1 million of unrestricted corporate cash, $98.4 million of restricted cash, and $200 million borrowing capacity under our credit facility.

Our net cash provided by operations was $115.6 million for the nine months ended September 30, 2014. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $112.7 million for the nine months ended September 30, 2014, primarily as a result of $148.4 million paid for the acquisitions of the Inn at Key West and Hilton Garden Inn Times Square Central and capital expenditures at our hotels of $56.1 million, offset by $64.5 million from the repayment of the Allerton Loan, and $23.6 million of net proceeds from the sale of the Oak Brook Hills Resort.

Our net cash used in financing activities was $28.5 million for the nine months ended September 30, 2014 and consisted primarily of $57.0 million of dividend payments, $1.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $3.3 million of deferred financing costs paid in the refinancing of the mortgage loans secured by the Courtyard Manhattan/Midtown East and Lexington Hotel New York, and $11.0 million of scheduled mortgage debt principal payments, offset by a $44.7 million in incremental proceeds from the refinancing of the Courtyard Manhattan/Midtown East.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2014 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2014 will comprise of capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends, corporate expenses and hotel acquisitions, if any.

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

We have paid the following dividends to holders of our common stock during 2014 as follows:

Payment Date	Record Date	Dividend per Share
January 10, 2014	December 31, 2013	$0.0850
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2014, we have set aside $57.8 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

We expect to spend approximately $95 million on capital improvements in 2014, of which approximately $45 million relates to the completion of our $140 million capital improvement program and approximately $50 million relates to new 2014 capital projects.

For the nine months ended September 30, 2014, we have spent approximately $56.1 million on capital improvements at our hotels. The majority of the capital improvements related to the substantial completion of our $140 million capital improvement program commenced in 2013, which included the comprehensive renovations of the Westin Washington D.C. City Center, Westin San Diego, Hilton Boston and Hilton Burlington, as well as the guest room renovation at the Hilton Minneapolis.

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

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, pre-opening costs, contract termination fees, severance costs, gains from legal settlements, bargain purchase gains and insurance proceeds.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$43,808	$8,564	$99,762	$19,509
Interest expense	14,691	14,471	43,816	42,511
Income tax expense (benefit) (1)	3,733	593	1,203	(944)
Real estate related depreciation and amortization (2)	25,327	26,254	75,576	80,280
EBITDA	87,559	49,882	220,357	141,356
Non-cash ground rent	1,588	1,700	4,880	5,111
Non-cash amortization of favorable and unfavorable contracts, net	(353)	(354)	(1,058)	(1,063)
Loss (Gain) on sale of hotel property	40	—	(1,251)	—
Gain on hotel property acquisition	(23,894)	—	(23,894)	—
Loss on early extinguishment of debt	61	—	61	—
Gain on insurance proceeds	(554)	—	(1,825)	—
Gain on litigation settlement (3)	—	—	(10,999)	—
Gain on prepayment of note receivable	—	—	(13,550)	—
Hotel acquisition costs	1,198	23	1,279	46
Hotel pre-opening costs	381	—	667	—
Reversal of previously recognized Allerton income	—	(291)	(453)	(872)
Severance costs	788	—	788	3,065
Adjusted EBITDA	$66,814	$50,960	$175,002	$147,643
_____________

(1)	Includes $0.1 million and $0.3 million of income tax expense reported in discontinued operations for the three and nine months ended September 30, 2013.
(2)	Includes $0.6 million and $1.8 million of depreciation expense reported in discontinued operations for the three and nine months ended September 30, 2013, respectively.
(3)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings for the nine months ended September 30, 2014. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$43,808	$8,564	$99,762	$19,509
Real estate related depreciation and amortization (1)	25,327	26,254	75,576	80,280
Loss (Gain) on sale of hotel property	40	—	(1,251)	—
FFO	69,175	34,818	174,087	99,789
Non-cash ground rent	1,588	1,700	4,880	5,111
Non-cash amortization of unfavorable contracts, net	(353)	(354)	(1,058)	(1,063)
Gain on hotel property acquisition	(23,894)	—	(23,894)	—
Loss on early extinguishment of debt	61	—	61	—
Gain on insurance proceeds	(554)	—	(1,825)	—
Gain on litigation settlement (2)	—	—	(10,999)	—
Gain on prepayment of note receivable	—	—	(13,550)	—
Hotel acquisition costs	1,198	23	1,279	46
Hotel pre opening costs	381	—	667	—
Reversal of previously recognized Allerton income	—	(291)	(453)	(872)
Severance costs	788	—	788	3,065
Fair value adjustments to debt instruments	(90)	(42)	(265)	(233)
Adjusted FFO	$48,300	$35,854	$129,718	$105,843
___________

(1)	Includes $0.6 million and $1.8 million of depreciation expense reported in discontinued operations for the three and nine months ended September 30, 2013, respectively.
(2)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings for the nine months ended September 30, 2014. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2014 was $1.1 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - July 31, 2014	—		$—	$100,000
August 1 - August 31, 2014	—		$—	$100,000
September 1 - September 30, 2014	—		$—	$100,000
____________________

(1)	Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock.

(2)	Represents amounts available under the Company's previously announced $100 million share repurchase program. To date, no shares have been repurchased under this program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.2.1
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

3.2.2
Amendment to the Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014)

4.1
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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 7, 2014

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)