Form 10-K
period 2014-12-31
DiamondRock Hospitality Co
filed 2015-02-27
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter, was $2.5 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 200,488,647 shares of its $0.01 par value common stock outstanding as of February 26, 2015.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014, are incorporated by reference in Part III herein.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT) for federal income tax purposes. As of December 31, 2014, we owned a portfolio of 27 premium hotels and resorts that contain 10,552 guest rooms. Subsequent to December 31, 2014, we acquired an additional 157-room hotel. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high-quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry. In addition, we are committed to maintaining a strong asset management discipline that focuses on maximizing returns through appropriate revenue management strategies, cost containment plans and capital improvements. We do all this while maintaining low leverage and balance sheet flexibility.

Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”)).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality. We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and being open and transparent in our communications with our stockholders.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2014, we owned 27 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have been executing on our strategy to enhance our hotel portfolio by actively recycling capital from non-core hotels located in slower growth markets to higher quality hotels located primarily in high-growth urban and destination resort markets. Since 2010, we have repositioned our portfolio through the acquisition of approximately $1.6 billion of urban and resort hotels that align with our strategic goals while disposing of more than $0.6 billion in non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as San Diego, San Francisco, Boston, Denver, Washington, D.C., as well as our resort exposure with our recent acquisitions in Key West and Fort Lauderdale, Florida. Over 90% of our portfolio EBITDA as of December 31, 2014 is currently derived from core urban and resort hotels. Our capital recycling program over the past five years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and striving towards a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

Moreover, the primary focus of our acquisitions over the past five years was on hotels that we believe presented unique value-add opportunities, such as repositioning through a change in brand or comprehensive renovation or changing the third-party hotel manager to a more efficient operator. For example, we recently completed a $140 million capital expenditure program, which included major capital investments at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Westin Washington, D.C. City Center, Westin San Diego, Hilton Boston Downtown and Hilton Minneapolis.

We evaluate each hotel in our portfolio to assess the optimal branding strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott, Hilton or Starwood. We also maintain a small portion of our hotels as independent non-branded hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. We are also interested in owning other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

During 2015, we expect to evaluate opportunities to acquire hotels located in urban and destination resort markets, with an emphasis on prime markets on the West Coast and South Florida, as well as other select destination resort markets. Despite our conviction that there are several more years of industry growth ahead, we believe that it is prudent to avoid acquisitions that require significant capital investment or deep and lengthy turnarounds. We also prefer to target moderately sized investments of $50 to $150 million rather than larger acquisition investments. Further, we are highly sensitive to our cost of capital and expect to pursue acquisitions that create value in the near term. We also expect to continue to evaluate the disposition of non-core hotels, as we are currently observing robust demand for such assets. We will continue to evaluate our portfolio for opportunities to take advantage of the robust demand in order to continue to upgrade our portfolio by disposing of non-core hotels.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting unused space to revenue-generating meeting space and implementing programs to reduce energy consumption.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no corporate level debt, preferred equity or convertible bonds. Moreover, as of December 31, 2014, we have significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $200 million senior unsecured credit facility, and over half of our hotels are unencumbered by mortgage debt. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

We believe that our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe that lower leverage benefits us in the following ways:

•	provides capacity to fund attractive acquisitions;

•	provides optionality to fund acquisitions with the most efficient funding source;

•	enhances our ability to maintain a sustainable dividend;

•	enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•	provides capacity to fund late-cycle capital needs.

Our current outstanding debt consists of property-specific mortgage debt, with the majority of our mortgage debt bearing interest at a fixed rate. We prefer that approximately half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

We have significant mortgage debt maturities in 2015 (approximately $145 million, excluding regularly scheduled principal payments prior to maturity) and 2016 (approximately $305 million, excluding regularly scheduled principal payments prior to maturity). We anticipate addressing these maturities, as well as other capital needs, with a combination of the following:

•	refinancing proceeds on existing encumbered hotels;

•	proceeds from new mortgage loans on existing unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	existing cash balances;

•	capacity under our $200 million senior unsecured credit facility; and

•	annual cash flow from operations.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our conservative capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. We have been successful in acquiring, financing and asset managing our hotels and complying with the complex public company accounting and legal requirements. As of December 31, 2014, we had 25 employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices. We believe that we have among the most transparent disclosures in the industry and we consistently go beyond the minimum legal requirements and industry practice; for example, we provide quarterly operating performance data on each of our hotels, enabling our investors to effectively evaluate our successes and challenges. Finally, we consider our corporate governance practices to be sound in that we have a majority-independent Board of Directors elected annually by our stockholders and our officers and directors are subject to stock ownership policies designed to ensure that these persons own a meaningful amount of stock in the Company.

As of December 31, 2014, we owned 27 hotels that contain 10,552 hotel rooms, located in 19 different markets in North America and the U.S. Virgin Islands.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and currently own, either directly or indirectly, all of the limited partnership units of our operating partnership. We have the ability to issue limited partnership units to third parties in connection with acquisitions of hotel properties. In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS (each, a TRS lessee), or to an unrelated third party. We currently lease all of our domestic hotels to TRS lessees. In turn, our TRS lessees must engage a third-party management company to manage the hotels. However, we may structure our properties that are not subject to U.S. federal income tax differently from the structures that we use for our U.S. properties. For example, Frenchman's Reef is held by a U.S. Virgin Islands corporation, which we have elected to be a TRS.

The following chart shows our corporate structure as of the date of this report:

Environmental Matters

In connection with the ownership of hotels, the Company is subject to various federal, state and local environmental laws and regulations relating to environmental protection. Under these laws, a current or previous owner or operator (including tenants) of real estate may be liable for the costs or removal or remediation of certain hazardous or toxic substances at, on, under or in such property. These laws typically impose liability without regard to fault or whether or not the owner or operator knew of or caused the presence of the contamination, and the liability under these laws may be joint and several. Because these laws also impose liability on the persons who owned the property at the time it became contaminated, it is possible that we could incur cleanup costs or other environmental liabilities even after we sell properties. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner or operator to sell that property or to borrow funds using such property as collateral. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or incinerator, pay for the cleanup of that facility if it becomes contaminated and threatens human health or the environment.

Our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). Our hotels incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance.

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

During 2014, we commissioned the preparation of the Company's second bi-ennial Environmental, Social and Governance Report in accordance with the guidelines of the Global Reporting Initiative (the “GRI Report”) to comprehensively analyze sustainability performance indicators (including energy, water, waste, and greenhouse gas emissions) captured during 2012 and 2013.  The GRI Report highlights the Company's dedication to sustainability initiatives and stockholder returns through the implementation of programs designed to reduce energy consumption and increase profitability at our hotels. We also commissioned the preparation of the Company's first response to the Global Real Estate Sustainability Benchmarking survey (the "GRESB Report"), which benchmarks the Company's approach and performance to environmental, social and governance indicators against other real estate companies, accessible by our investors who are members of GRESB. Copies of the GRI Report and the GRESB Report can be found on the Company's website at www.drhc.com in the Investor Relations section.  The information included in, referenced to, or otherwise accessible through the GRI or GRESB Reports or our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Starwood or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These global brands' reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and available of alternative lodging.

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

Employees

As of December 31, 2014, we employed 25 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Hilton Garden Inn Chelsea, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront, Hilton Boston Downtown and Hilton Minneapolis are currently represented by labor unions and are subject to collective bargaining agreements.

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

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

Most of our hotel management agreements and mortgage agreements require that we obtain and maintain property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an "earthquake prone zone" as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels. We comply with all such requirements. In addition, either the third-party manager or we are responsible for obtaining general liability insurance, workers' compensation and employer's liability insurance.

Available Information

We maintain a website at the following address: www.drhc.com. We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website free of charge as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Such reports are also available by accessing the EDGAR database on the SEC's website at www.sec.gov.

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange (the "NYSE"). Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the Company's SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

DiamondRock Hospitality Company is traded on the NYSE, under the symbol “DRH”.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us or that we may currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be affected adversely.

Risks Related to Our Business and Operations

Our business model, especially our concentration in premium full-service hotels, can be highly volatile.

We solely own hotels, a very different asset class from many other REITs. A typical office REIT, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, do not enter into leases with hotel managers. Instead, the TRS lessee engages the hotel manager pursuant to a management agreement and pays the manager a fee for managing the hotel. The TRS lessee receives all of the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, our earnings may be highly volatile.

In addition to fluctuations related to our business model, our hotels are, and will continue to be, subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•	dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•	competition from other hotels and alternative lodging located in the markets in which we own properties;

•	an over-supply or over-building of hotels in the markets in which we own properties which could adversely affect occupancy rates, revenues and profits at our hotels;

•	increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. gross domestic product, or GDP, growth, employment, corporate earnings and investment and travel demand. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will continue to experience improving economic fundamentals in the future but we cannot assure you how long the growth period of the current lodging cycle will last. However, in the event conditions in the industry deteriorate or do not continue to see sustained improvement as we expect, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

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

In particular, the Manhattan hotel market has experienced significant new supply in the past few years and an additional 3,400 rooms are expected to be added by the end of 2015. Although much of the anticipated increase in supply is not expected to be located in the specific sub-markets of Manhattan where we primarily own hotels, the operating performance of our Manhattan hotels may be impacted by the addition of this new supply. We own five hotels located in Manhattan that represent approximately 16% of our portfolio measured by number of rooms.

Additionally, over 1,300 new hotel rooms are anticipated to open in downtown Chicago before the end of 2015, representing a supply increase of approximately 3% in the downtown Chicago market. An increase in the number of rooms available in the downtown Chicago market could negatively impact the operating performance of our downtown Chicago hotels. We own two hotels located in downtown Chicago that represent approximately 14% of our portfolio measured by number of rooms. In addition, Marriott has signed an agreement to manage the 1,200-room Chicago Marriott Marquis, to be built next to the McCormick Place Convention Center. The hotel, which is expected to open in 2017, could have a material impact on the operations of our Chicago Marriott.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availablility of alternative lodging.

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

In addition, the real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in supply of competitive hotels;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in tax laws and property taxes, or an increase in the assessed valuation of a property for real estate tax purposes;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

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

In addition, our current hotel management agreements contain initial terms generally ranging from five to forty years and certain agreements have renewal periods of five to forty-five years which are exercisable at the option of the property manager. Because many of our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

Our mortgage agreements contain certain provisions that may limit our ability to sell our hotels.

In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must obtain the consent of the lender, pay a fee equal to a fixed percentage of the outstanding loan balance, and pay any costs incurred by the lender in connection with any such assignment or transfer. These provisions of our mortgage agreements may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

Our ground leases contain certain provisions that may limit our ability to sell our hotels.

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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

•disputes with franchisors/hotel managers regarding compliance with relevant franchise/management agreements.

The costs of these capital improvements or profit displacements during the completion of these capital improvements could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures or investments through retained earnings, is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements. These sources of funds may not be available on reasonable terms or conditions.

There are several unique risks associated with the ownership of Frenchman's Reef.

Frenchman's Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990's and since then has been damaged by subsequent hurricanes, including Hurricane Earl in 2010. While we maintain insurance against wind damage in an amount that we believe is customarily obtained for or by hotel owners, Frenchman's Reef has a $6.5 million deductible if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $6.5 million caused by a named windstorm event. While we cannot predict whether there will be another hurricane that will impact this hotel, if there is, then it could have a material adverse affect on the operations of this hotel. Further, in the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of the hotel. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman's Reef, as well as the anticipated future revenue and profits of this hotel. In that event, we might nevertheless remain obligated for mortgage debt related to Frenchman's Reef. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

The hotel currently generates its own electricity, however, the hotel still depends on oil to generate electricity. If the price of oil were to increase, the cost to generate electricity would likely increase dramatically and this would have a significant impact on the results of operation at the hotel. Also, if the hotel's self-generation system fails, the hotel would be forced to utilize service from local utility providers which are prone to disruptions, including power outages from time to time. Such disruptions could adversely affect occupancy rates, revenues and profits at the hotel.

Frenchman's Reef benefited from a tax holiday, which permits us to pay income taxes at 19 percent of the statutory tax rate of 37.4 percent in the U.S. Virgin Islands, as well as reduced rates for both property and gross receipts taxes. The tax holiday expired in February 2015. We are diligently working to extend the tax holiday, which, if extended, would relate back to the date of expiration, but we may not be successful. If we are unsuccessful, our hotel will be subject to taxes at the full statutory rate which will substantially reduce the amount of income we receive from Frenchman's Reef.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Five of our hotels (the Lodge at Sonoma, the Westin San Diego, the Hotel Rex, the Renaissance Charleston Historic District and the recently acquired Shorebreak Hotel) are located in areas that are seismically active and, Frenchman's Reef, the Inn at Key West, and the Westin Fort Lauderdale Beach Resort are located in areas that have, and will continue to, experience many hurricanes. Ten of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston, and Washington, D.C. These hotels are material to our financial results, having constituted 64% of our total revenues in 2014. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of diseases, such as Ebola, H1N1 or SARS, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. For example, Frenchman's Reef & Morning Star Marriott Beach Resort has a high deductible ($6.5 million) if it is damaged due to a named wind storm. Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from that particular hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations secured by or related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited to certain matters, including approval of the annual operating budget. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. While we and our TRS lessees closely monitor the performance of our hotel managers, we do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe that our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Although many of our management agreements have relatively short terms, most of our current management agreements are non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We may be unable to maintain good relationships with third-party hotel managers and franchisors.
The success of our respective hotel investments and the value of our franchised properties largely depend on our ability to establish and maintain good relationships with the third-party hotel managers and franchisors of our respective hotel management and franchise agreements. If we are unable to maintain good relationships with third-party hotel managers, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party hotel managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our repositioning strategy through a change in brand or change in third-part hotel manager.

A substantial number of our hotels operate under a brand owned by Marriott, Starwood or Hilton; therefore, we are subject to risks associated with concentrating our portfolio in three brands.

In our portfolio, 25 of the 27 hotels that we owned as of December 31, 2014, utilize brands owned by Marriott, Starwood or Hilton. As a result, our success is dependent in part on the continued success of Marriott, Starwood or Hilton and their respective brands. We believe that the branded hotels we own are able to generate greater profits than similar unbranded hotels. Consequently, if market recognition or the positive perception of Marriott, Starwood and/or Hilton is reduced or compromised, the goodwill associated with the Marriott-, Starwood- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

Eleven of our hotels operate under franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our lessees and management companies follow their standards. Failure by us, one of our TRS lessees or one of our third-party management companies to maintain these standards or other terms and conditions of the franchise agreement could result in us being in default and the franchise agreement being terminated. If a franchise agreement is terminated for failure to comply with its terms, including the maintenance of brand standards, we may be liable to the franchisor for a termination payment, which could include liquidated damages. We also face the risk of termination of the franchise agreement if we do not make franchisor-required capital expenditures under the franchise agreements.

Our ownership of properties through ground leases exposes us to the risks that we may have difficulty financing such properties, be forced to sell such properties for a lower price, are unable to extend the ground leases at maturity or lose such properties upon breach or termination of the ground leases.

We hold a leasehold interest in the land underlying five of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, and the Hilton Minneapolis), and the parking lot at another of our hotels (Renaissance Worthington). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The failure of tenants to make rent payments under our retail and restaurant leases or to successfully negotiate with unions may adversely affect our results of operation.

On occasion, retail and restaurant tenants at our hotel properties may fail to make rent payments when due. Generally, we hold security deposits in connection with each lease which may be applied in the event that the tenant under the lease fails or is unable to make payments; however, these security deposits do not provide us with cash flow to pay distributions or for other purposes. In the event that a tenant continually fails to make rent payments, the security deposits may be applied in full to the non-payment of rents, but we face the risk of being able to recover only a portion of the rents due to us or being unable to recover any amounts whatsoever. In addition, employees of a number of our tenants are represented by labor unions. If unionized employees of our tenants were to engage in a strike, work stoppage or other slow-downs in the future, our tenants could experience a significant disruption of their operations which could in turn disrupt business at our hotels and affect our results of operations. We also risk circumstances where our tenants fail to meet their obligations under their union contracts, which could result in increased liability to us.

We face competition for hotel acquisitions and investments and we may not be successful in identifying or completing hotel acquisitions and investments that meet our criteria, which may impede our growth.

One component of our long-term business strategy is expansion through hotel acquisitions and investments. However, we may not be successful in identifying or completing acquisitions or investments that are consistent with our strategy. We compete with institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to purchase. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels, hotel companies or hotel investments may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.

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

•
we may acquire hotels without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the hotels and claims for indemnification by general partners, directors officers and others indemnified by the former owners of the hotels;

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

We have entered into management agreements with third-party managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies managing these hotels and reduce the profits that we receive. If hotels in our portfolio are organized, this could have a material adverse effect on our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions, security failures or cyber-attacks could harm our business.

We and our hotel managers rely on information technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Although we and our hotel managers believe that we have taken commercially reasonable steps to protect the security of these systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses and cyber-attacks.  Disruptions in service, system shutdowns and security breaches in either the information technologies and systems of our hotel managers or our own information technologies and systems, including unauthorized disclosure of confidential information, could have a material adverse effect on our business operations and results, our financial and compliance reporting and our reputation.

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

From time to time, we may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

From time to time, we may be subject to litigation.  Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Risks Related to the Economy and Credit Markets

The lack of availability and terms of financing could adversely impact the amounts, sources and costs of capital available to us.

The ownership of hotels is very capital intensive. We finance the acquisition of our hotels with a mixture of equity and long-term debt while we traditionally finance renovations and operating needs with cash provided from operations or with borrowings from our corporate credit facility. Typically, when we acquire a hotel, we seek a five to ten year loan secured by a mortgage on the hotel. These loans have a large balloon payment due at their maturity. Generally, we find it more efficient to place a significant amount of debt on a small number of our hotels while we try to maintain a significant number of our hotels unencumbered.

During periods of economic recession, it could be difficult for us to borrow money. Over the last ten years, a significant percentage of hotel loans were made by lenders who sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. If the market for new CMBS issuances results in CMBS lenders making fewer loans, there is a risk that the debt capital available to us could be reduced.

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

In addition, if the operating results decline at our hotels that are secured by mortgage debt, there may not be sufficient operating profits from the hotel to fund the debt service on the mortgage. In such a case, we may be forced to choose from a number of unfavorable options, including using corporate cash, drawing on our corporate credit facility, selling a hotel on disadvantageous terms, including an unattractive price or defaulting on the mortgage debt and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

Our corporate credit facility contains several financial covenants, the most constraining of which limits the amount of debt that we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, the lenders may require us to repay all amounts then outstanding under our credit facility and may terminate our credit facility. These and our other financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, our credit facility requires that we maintain a minimum number of our hotels as unencumbered assets.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these loan agreements are triggered, substantially all of the cash flow generated by the hotel or hotels affected will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash will be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our stockholders.

There is refinancing risk associated with our debt.

Our typical debt contains limited principal amortization; therefore, the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” We have significant mortgage debt maturities in 2015 (approximately $145 million, excluding regularly scheduled principal payments prior to maturity) and 2016 (approximately $305 million, excluding regularly scheduled principal payments prior to maturity). In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rates, principal amortization and other terms. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

If we default on our secured debt in the future, the lenders may foreclose on our hotels.

All of our indebtedness, except our credit facility, is secured by single property first mortgages on the applicable property. If we default on any of the secured loans, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure. In addition, to the extent that we cannot meet any future debt service obligations, we will risk losing some or all of our hotels that are pledged to secure our obligations to foreclosure. This could affect our ability to make distributions to our stockholders.

In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Internal Revenue Code of 1986, as amended (the “Code”), a foreclosure of property securing non-recourse debt would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.

Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our ability to make cash distributions necessary to maintain our tax status as a REIT and limit our ability to make distributions to our stockholders.

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. While borrowing costs are currently low, borrowing costs on new and refinanced debt may be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

•	our cash flow from operations will be insufficient to make required payments of principal and interest or to make cash distributions necessary to maintain our tax status as a REIT;

•	we may be vulnerable to adverse economic and industry conditions;

•
we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, operations and capital expenditures, future investment opportunities or other purposes;

•	the terms of any refinancing might not be as favorable as the terms of the debt being refinanced; and

•	the use of leverage could adversely affect our stock price and our ability to make distributions to our stockholders.

If we violate covenants in our future indebtedness agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on favorable terms, if at all.

Higher interest rates could increase debt service requirements on our floating rate debt, if any, and refinanced debt and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes. We may obtain in the future one or more forms of interest rate protection, in the form of swap agreements, interest rate cap contracts or similar agreements, to “hedge” against the possible negative effects of interest rate fluctuations. However, hedging is expensive, there is no perfect hedge, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, we may be subject to risks of default by hedging counter-parties.

Risks Related to Regulation, Taxes and the Environment

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters.

Our hotels are, and the hotels that we acquire in the future will be, subject to various federal, state and local environmental laws. Under these laws, courts and government agencies may have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person who arranges for the disposal or treatment, or transports for disposal or treatment, a hazardous substance at a property owned by another person may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

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

Numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions. Changes in the regulations and legislation relating to climate change, and complying with such laws and regulations, may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Americans with Disabilities Act and other changes in governmental rules and regulations.

Under the ADA, all public accommodations must meet various federal non-discrimination requirements related to access and use by individuals with disabilities. Compliance with the ADA's requirements could require removal of architectural barriers to access and non-compliance could result in the payment of civil penalties, damages, and attorneys' fees and costs. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2014, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to federal income tax on our taxable income at corporate rates. We might need to borrow money or sell assets in order to pay any such tax. Also, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and we would no longer be compelled to make distributions under the Code. Unless we were entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT, but we may be required to pay a penalty tax, which could be substantial.

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

To qualify as a REIT, we must meet annual distribution requirements.

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

We will be subject to a 100% excise tax to the extent that transactions with our TRSs are not conducted on an arm's-length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm's-length rental amount, such excess is potentially subject to this excise tax. While we believe that we structure all of our leases on an arm's-length basis, upon an audit, the IRS might disagree with our conclusion.

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

Even if we maintain our statuts as a REIT, in certain circumstances, we may be subject to federal and state income taxes, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or properties, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. In addition, we may be subject to federal, state, local or non-U.S. taxes in other various circumstances. Any federal or state taxes that we pay will reduce our cash available for distribution to our stockholders.

Dividends payable by REITs generally do not qualify for reduced tax rates.

A maximum 20% tax rate applies to “qualified” dividends payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not qualified dividends eligible for the reduced rates and are taxed at normal ordinary income tax rates. However, to the extent that such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividends. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Our bylaws provide that (a) with respect to an annual meeting of stockholders, nominations of individuals for election to our board of directors and the proposal of other business to be considered by stockholders may be made only (i) pursuant to our notice of the meeting, (ii) by the board of directors or (iii) by a stockholder who is entitled to vote at the meeting and has complied with the advance notice procedures set forth in the bylaws and (b) with respect to special meetings of stockholders, only the business specified in our notice of meeting may be brought before the meeting of stockholders and nominations of individuals for election to the board of directors may be made only (A) by the board of directors or (B) provided that the board of directors has determined that directors shall be elected at such meeting by a stockholder who is entitled to vote at the meeting and has complied with the advance notice provisions set forth in the bylaws. These advance notice provisions may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests.

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

In addition, provisions of Maryland law permit the board of a corporation with a class of equity securities registered under the Exchange Act and at least three independent directors, without stockholder approval, to implement possible takeover defenses, such as a classified board or a two-thirds vote requirement for removal of a director. These provisions, if implemented, may make it more difficult for a third party to affect a takeover. In February 2014, however, we amended our charter to prohibit us from dividing directors into classes unless such action is first approved by the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors.

We have entered into an agreement with each of our senior executive officers that provides each of them benefits in the event that his employment is terminated by us without cause, by him for good reason or under certain circumstances following a change of control of our company.

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

You have limited control as a stockholder regarding any changes that we make to our policies.

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

We intend to pay quarterly dividends that represents at least 90% of our REIT taxable income. Our ability to make these intended distributions may be adversely affected by the risk factors described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. In addition, our board of directors has the sole discretion to determine the timing, form and amount of any distribution to our stockholders. Our board of directors will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, our debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

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

In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred stock and/or common stock. We will be able to issue additional shares of common stock or preferred stock without stockholder approval, unless stockholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings could significantly dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. Preferred stock and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interest.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2014.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott	Chicago	Illinois	Upper Upscale	Full Service	1,198	Marriott
Hilton Minneapolis	Minneapolis	Minnesota	Upper Upscale	Full Service	821	Hilton
Westin Boston Waterfront Hotel	Boston	Massachusetts	Upper Upscale	Full Service	793	Starwood
Lexington Hotel New York	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown	Salt Lake City	Utah	Upper Upscale	Full Service	510	Marriott
Renaissance Worthington	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	Marriott
Orlando Airport Marriott	Orlando	Florida	Upper Upscale	Full Service	485	Marriott
Westin San Diego	San Diego	California	Upper Upscale	Full Service	436	Interstate Hotels & Resorts
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
Westin Washington, D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	406	Interstate Hotels & Resorts
Hilton Boston Downtown	Boston	Massachusetts	Upper Upscale	Full Service	362	Davidson Hotels & Resorts
Vail Marriott Mountain Resort & Spa	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Marriott Atlanta Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Marriott
Courtyard Manhattan/Midtown East	New York	New York	Upscale	Select Service	317	Marriott
Conrad Chicago	Chicago	Illinois	Upper Upscale	Full Service	312	Hilton
Hilton Garden Inn Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Interstate Hotels & Resorts
JW Marriott Denver at Cherry Creek	Denver	Colorado	Upper Upscale	Full Service	196	Sage Hospitality
Courtyard Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	185	Marriott
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Marriott
Courtyard Denver Downtown	Denver	Colorado	Upscale	Full Service	177	Sage Hospitality
Hilton Garden Inn Chelsea/New York City	New York	New York	Upscale	Full Service	169	Alliance Hospitality Management
Renaissance Charleston	Charleston	South Carolina	Upper Upscale	Full Service	166	Marriott
Inn at Key West	Key West	Florida	Upscale	Select Service	106	Remington Hotels
Hotel Rex	San Francisco	California	Upper Upscale	Full Service	94	Joie de Vivre Hotels
Total					10,552
(1) As defined by Smith Travel Research

We are party to hotel management agreements for each of our hotels and franchise agreements for eleven of our hotels. Additional information regarding our hotel management and franchise agreements can be found in Note 13 to our accompanying consolidated financial statements.

Five of our hotels are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Note 14 to our accompanying consolidated financial statements.

Item 3.      Legal Proceedings

Litigation

We are subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business, regarding the operation of our hotels and company matters. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance, will not have a material adverse impact on our financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low closing prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2013:
First Quarter	$9.53	$8.71
Second Quarter	10.31	8.81
Third Quarter	10.89	9.27
Fourth Quarter	11.78	10.56
Year Ended December 31, 2014:
First Quarter	12.66	11.22
Second Quarter	13.00	11.51
Third Quarter	13.58	12.26
Fourth Quarter	15.45	12.52

The closing price of our common stock on the NYSE on December 31, 2014 was $14.87 per share.

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

5 Year Total Returns Graph
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2009
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
DiamondRock Hospitality Total Return
MSCI US REIT Index Total Return
S&P 500 Total Return

	2009	2010	2011	2012	2013	2014
DiamondRock Hospitality Company Total Return	$100.00	$141.68	$117.78	$113.62	$150.84	$200.37
RMZ Total Return	$100.00	$128.48	$139.65	$164.46	$168.52	$219.72
S&P 500 Total Return	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. The following table sets forth the dividends on our common shares for the years ended December 31, 2014 and 2013.

Payment Date	Record Date	Dividend per Share
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085
January 10, 2014	December 31, 2013	$0.085
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025
January 12, 2015	December 31, 2014	$0.1025

As of February 26, 2015, there were 16 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2004 Stock Option and Incentive Plan, as amended, as of December 31, 2014. See Note 7 to the accompanying consolidated financial statements for additional information regarding our 2004 Stock Option and Incentive Plan, as amended.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,770	$12.59	4,304,250
Equity compensation plans not approved by security holders	—	—	—
Total	20,770	$12.59	4,304,250

Fourth Quarter 2014 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1 - October 31, 2014	—		$—	$100,000
November 1 - November 30, 2014	26,795	$14.44	—	$100,000
December 1 - December 31, 2014	7,416	$15.06	—	$100,000
____________________

(1)	Reflects shares surrendered to the Company for payment of tax withholding obligations in connection with the vesting of restricted stock and exercise of stock appreciation rights.

(2)
Represents amounts available under the Company's previously announced $100 million share repurchase program. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock under the program.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Revenues:
Rooms	$628,870	$558,751	$509,902	$416,028	$334,365
Food and beverage	195,077	193,043	174,963	154,006	143,690
Other	48,915	47,894	42,022	30,049	25,558
Total revenues	872,862	799,688	726,887	600,083	503,613
Operating expenses:
Rooms	162,870	151,040	135,437	111,378	89,131
Food and beverage	135,402	136,454	124,890	110,013	101,945
Other hotel expenses and management fees	325,853	310,069	278,572	234,860	198,646
Impairment losses	—	—	30,844	—	—
Hotel acquisition costs	2,177	—	10,591	2,521	1,436
Corporate expenses (1)	22,267	23,072	21,095	21,247	16,384
Depreciation and amortization	99,650	103,895	97,004	82,187	71,240
Gain on insurance proceeds	(1,825)	—	—	—	—
Gain on litigation settlement, net	(10,999)	—	—	—	—
Total operating expenses	735,395	724,530	698,433	562,206	478,782
Operating income	137,467	75,158	28,454	37,877	24,831
Interest income	(3,027)	(6,328)	(305)	(612)	(781)
Interest expense	58,278	57,279	53,771	45,406	35,425
Other income, net	—	—	—	—	—
Gain on prepayment of note receivable	(13,550)	—	—	—	—
Gain on sale of hotel properties	(50,969)	—	—	—	—
Gain on hotel property acquisition	(23,894)	—	—	—	—
Loss (gain) on early extinguishment of debt	1,616	1,492	(144)	—	—
Income (loss) from continuing operations before income taxes	169,013	22,715	(24,868)	(6,917)	(9,813)
Income tax (expense) benefit	(5,636)	1,113	6,793	(2,521)	(674)
Income (loss) from continuing operations	163,377	23,828	(18,075)	(9,438)	(10,487)
Income from discontinued operations	—	25,237	1,483	1,760	1,315
Net income (loss)	$163,377	$49,065	$(16,592)	$(7,678)	$(9,172)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except for per share data)
Earnings (loss) per share:
Continuing operations	$0.83	$0.12	$(0.10)	$(0.06)	$(0.07)
Discontinued operations	—	0.13	0.01	0.01	0.01
Basic and diluted earnings (loss) per share	$0.83	$0.25	$(0.09)	$(0.05)	$(0.06)
Other data:
Dividends declared per common share	$0.41	$0.34	$0.32	$0.32	$—
FFO (2)	$212,058	$131,987	$120,961	$91,546	$79,292
Adjusted FFO (2)	$171,507	$139,301	$140,163	$103,643	$90,297
EBITDA (3)	$326,941	$211,983	$134,928	$149,676	$127,458
Adjusted EBITDA (3)	$235,776	$196,862	$189,714	$162,146	$138,463

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,764,393	$2,567,533	$2,611,454	$2,234,504	$2,071,603
Cash and cash equivalents	144,365	144,584	9,623	26,291	84,201
Total assets	3,158,351	3,047,772	2,944,042	2,798,635	2,414,609
Total debt	1,038,330	1,091,861	988,731	1,042,933	780,880
Total other liabilities	291,034	275,220	260,198	253,545	220,212
Stockholders' equity	1,828,987	1,680,691	1,695,113	1,502,157	1,413,517
_________

(1)
Corporate expenses for the year ended December 31, 2014 include reimbursement of $1.8 million of previously incurred legal fees and other costs from the proceeds of the Westin Boston Waterfront litigation settlement in 2014. Corporate expenses for the year ended December 31, 2013 include approximately $3.1 million of costs related to the departure of our former President and Chief Operating Officer. Corporate expenses for the year ended December 31, 2012 and 2011 include legal fees of approximately $2.5 million and $2.3 million, respectively, related to the Allerton bankruptcy proceedings. Corporate expenses for the year ended December 31, 2011 include an accrual of $1.7 million for the settlement of the Los Angeles Airport Marriott litigation.

(2)
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Special Note About Forward-Looking Statements" and "Risk Factors" contained in this Annual Report on Form 10-K and in our other reports that we file from time to time with the SEC.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (REIT). As of December 31, 2014, we owned a portfolio of 27 premium hotels and resorts that contain 10,552 guest rooms.

Subsequent to December 31, 2014, we acquired an additional 157-room hotel. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high-quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry. In addition, we are committed to maintaining a strong asset management discipline that focuses on maximizing returns through appropriate revenue management strategies, cost containment plans and capital improvements. We do all this while maintaining low leverage and balance sheet flexibility.

Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”)).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality. We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and being open and transparent in our communications with our stockholders.

High-Quality Urban- and Destination Resort-Focused Branded Hotel Real Estate

As of December 31, 2014, we owned 27 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have been executing on our strategy to enhance our hotel portfolio by actively recycling capital from non-core hotels located in slower growth markets to higher quality hotels located primarily in high-growth urban and destination resort markets. Since 2010, we have repositioned our portfolio through the acquisition of approximately $1.6 billion of urban and resort hotels that align with our strategic goals while disposing of more than $0.6 billion in non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as San Diego, San Francisco, Boston, Denver, Washington, D.C. as well as our resort exposure with our recent acquisitions in Key West and Fort Lauderdale, Florida. Over 90% of our portfolio EBITDA as of December 31, 2014 is currently derived from core urban and resort hotels. Our capital recycling program over the past five years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and striving towards a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

Moreover, the primary focus of our acquisitions over the past five years was on hotels that we believe presented unique value-add opportunities, such as repositioning through a change in brand or comprehensive renovation or changing the third-party hotel manager to a more efficient operator. For example, we recently completed a $140 million capital expenditure program, which included major capital investments at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Westin Washington, D.C. City Center, Westin San Diego, Hilton Boston Downtown and Hilton Minneapolis.

We evaluate each hotel in our portfolio to assess the optimal branding strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott, Hilton or Starwood. We also maintain a small portion of our hotels as independent non-branded hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations with the result being that branded hotels are able to generate greater profits than similar unbranded hotels. We are also interested in owning other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

During 2015, we expect to evaluate opportunities to acquire hotels located in urban and destination resort markets, with an emphasis on prime markets on the West Coast and South Florida, as well as other select destination resort markets. Despite our conviction that there are several more years of industry growth ahead, we believe that it is prudent to avoid acquisitions that require significant capital investment or deep and lengthy turnarounds. We also prefer to target moderately sized investments of $50 million to $150 million rather than larger acquisition investments. Finally, we are highly sensitive to our cost of capital and expect to pursue acquisitions that create value in the near term. We also expect to continue to evaluate the disposition of non-core hotels, as we are currently observing robust demand for such assets. We will continue to evaluate our portfolio for opportunities to take advantage of the robust demand in order to continue to upgrade our portfolio by disposing of non-core hotels.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting unused space to revenue-generating meeting space and implementing programs to reduce energy consumption.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no corporate level debt, preferred equity or convertible bonds. Moreover, as of December 31, 2014, we have significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $200 million senior unsecured credit facility, and over half of our hotels are unencumbered by mortgage debt. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

We believe that our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe that lower leverage benefits us in the following ways:

•	provides capacity to fund attractive acquisitions;

•	provides optionality to fund acquisitions with the most efficient funding source;

•	enhances our ability to maintain a sustainable dividend;

•	enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•	provides capacity to fund late-cycle capital needs.

Our current outstanding debt consists of property-specific mortgage debt, with the majority of our mortgage debt bearing interest at a fixed rate. We prefer that approximately half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

We have significant mortgage debt maturities in 2015 (approximately $145 million, excluding regularly scheduled principal payments prior to maturity) and 2016 (approximately $305 million, excluding regularly scheduled principal payments prior to maturity). We anticipate addressing these maturities, as well as other capital needs, with a combination of the following:

•	refinancing proceeds on existing encumbered hotels;

•	proceeds from new mortgage loans on existing unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	existing cash balances;

•	capacity under our $200 million senior unsecured credit facility; and

•	annual cash flow from operations.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our conservative capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA) and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of total revenues for the year ended December 31, 2014 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2014

The U.S. lodging industry exceeded prior historical peak levels of occupancy during 2014, and new hotel supply remained below the historical average. We entered 2014 with three major strategic goals: (1) execute on asset management initiatives to maximize hotel operating results, (2) actively recycle capital to further upgrade our portfolio through acquisitions and dispositions, and (3) opportunistically take advantage of the interest rate environment to lower borrowing costs. The Company was successful in achieving all three of these goals. Key highlights for 2014 include the following:

Hotel Acquisitions. On August 15, 2014, we acquired the 106-room Inn at Key West in Key West, Florida, for a contractual purchase price of $47.5 million. On August 29, 2014, we acquired the 282-room Hilton Garden Inn Times Square in New York for a contractual purchase price of $127.2 million. On December 3, 2014, we acquired the 432-room Westin Fort Lauderdale Beach Resort in Fort Lauderdale, Florida, for a contractual purchase price of $149.0 million.

Non-Core Hotel Dispositions. On April 14, 2014, we sold the 386-room Oak Brook Hills Resort for $30.1 million, including $4.0 million of seller financing. On December 18, 2014, we sold the 1,004-room Los Angeles Airport Marriott for proceeds of approximately $160 million, which included credit for the hotel's capital replacement reserve. In conjunction with the sale, we prepaid the existing $82.6 million mortgage loan secured by the hotel and incurred approximately $1.6 million of defeasance costs.

Hotel Refinancings. On July 18, 2014, we entered into a new $86.0 million mortgage loan secured by the Courtyard Manhattan/Midtown East. The new loan matures in 2024 and bears interest at a fixed rate of 4.40%. The new loan is interest-only for the first two years after which principal will amortize over 30 years. The hotel was previously encumbered by a $41.3 million mortgage loan bearing interest at a fixed rate of 8.81%, which was prepaid in full on July 1, 2014. On October 8, 2014, we amended our existing $170.4 million mortgage loan secured by the Lexington Hotel New York. The amendment reduces the variable-rate loan's interest rate spread and extends the term of the loan by approximately 30 months to October 2017.

Allerton Loan. On May 21, 2014, the owner of the Allerton Hotel prepaid to us at par the outstanding $58.5 million senior mortgage loan secured by the Allerton Hotel.

Public Equity Offering. In November 2014, we commenced a $200 million “at-the-market” equity offering program (the “ATM program”). As of December 31, 2014, we sold 4,217,560 shares of our common stock at an average price of $15.12 for net proceeds of $63.1 million. Subsequent to December 31, 2014 and up to the date of this report, we sold 524,606 shares of our common stock at an average price of $15.18 for net proceeds of $7.9 million.

Recent Developments

On February 6, 2015, we acquired the 157-room Shorebreak Hotel located in Huntington Beach, California for a contractual purchase price of $58.5 million.

Outlook for 2015

The 2015 outlook for the U.S. economy and lodging fundamentals is optimistic. During 2014 U.S. GDP growth accelerated and is expected to achieve continued growth in 2015 and 2016. Significant contributing factors include robust job growth, lower U.S. unemployment, improvements in the housing market, low inflation expectations, rising consumer confidence and decreasing global oil prices. The lodging industry is expected to continue to benefit from an advantageous supply / demand imbalance. Specifically, during 2015 we expect the continuation of robust hotel demand, which is currently above prior peak levels, and new hotel supply during 2015 to be below the long-term average.

In addition to encouraging industry trends we enter 2015 with several favorable factors, including:

•Owning a high-quality portfolio concentrated in urban and resort locations;

•	Increased internal growth from the continuation of our asset management initiatives and the recent portfolio renovations;
•Investment capacity for accretive acquisitions and capital recycling; and
•A low leveraged capital structure.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2014 for each of the hotels we owned during 2014.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2013 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	75.0%	$209.77	$157.30	0.3%
Los Angeles Airport Marriott (2)	Los Angeles, California	1,004	89.1%	131.39	117.05	18.6%
Hilton Minneapolis	Minneapolis, Minnesota	821	73.6%	146.15	107.56	2.2%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	75.3%	231.05	174.09	12.6%
Lexington Hotel New York	New York, New York	725	92.3%	246.72	227.67	62.3%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	68.5%	146.54	100.44	5.2%
Renaissance Worthington	Fort Worth, Texas	504	68.3%	176.19	120.35	7.7%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	84.8%	242.12	205.28	4.3%
Orlando Airport Marriott	Orlando, Florida	485	78.7%	106.86	84.09	11.6%
Westin San Diego	San Diego, California	436	82.8%	166.12	137.62	8.4%
Westin Fort Lauderdale Beach Resort (3)	Fort Lauderdale, Florida	432	90.6%	189.18	171.39	25.4%
Westin Washington, D.C. City Center	Washington, D.C.	406	74.0%	208.35	154.18	9.2%
Oak Brook Hills Resort Chicago (4)	Oak Brook, Illinois	386	25.1%	101.88	25.57	(51.3)%
Hilton Boston Downtown	Boston, Massachusetts	362	87.6%	257.70	225.75	23.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	65.2%	251.62	164.10	(0.7)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	71.2%	162.70	115.77	5.9%
Courtyard Manhattan/Midtown East	New York, New York	317	91.2%	284.04	259.12	14.2%
Conrad Chicago	Chicago, Illinois	312	83.4%	226.27	188.77	6.3%
Hilton Garden Inn New York City/Times Square Central (5)	New York, New York	282	92.1%	284.97	262.43	N/A
Bethesda Marriott Suites	Bethesda, Maryland	272	66.3%	165.09	109.43	9.7%
Hilton Burlington	Burlington, Vermont	258	75.4%	169.05	127.47	7.9%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	82.4%	254.30	209.64	9.0%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.8%	280.14	251.54	13.3%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	78.7%	267.50	210.59	11.7%
Courtyard Denver Downtown	Denver, Colorado	177	83.7%	188.52	157.72	12.3%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	94.3%	227.49	214.59	(3.6)%
Renaissance Charleston	Charleston, South Carolina	166	90.8%	205.00	186.23	11.3%
Inn at Key West (6)	Key West, Florida	106	83.4%	187.79	156.63	13.0%
Hotel Rex	San Francisco, California	94	85.4%	214.57	183.20	15.5%
Total/Weighted Average		11,942	79.0%	$199.13	$157.33	12.5%
________________
(1) The percentage change from 2013 RevPAR reflects the comparable period in 2013 to our 2014 ownership period, excluding the Hilton Garden Inn Times Square Central, which opened for business on September 1, 2014.
(2) The hotel was sold on December 18, 2014. The operating statistics reflect the period from January 1, 2014 to December 17, 2014.
(3) The hotel was purchased on December 3, 2014. The operating results reflect the period from December 3, 2014 to December 31, 2014.
(4) The hotel was sold on April 14, 2014. The operating statistics reflect the period from January 1, 2014 to April 13, 2014.
(5) The hotel opened for business on September 1, 2014. The operating statistics reflect the period from September 1, 2014 to December 31, 2014.
(6) The hotel was purchased on August 15, 2014. The operating statistics reflect the period from August 15, 2014 to December 31, 2014.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2014	2013	% Change

Rooms	$628.9	$558.8	12.5%
Food and beverage	195.1	193.0	1.1
Other	48.9	47.9	2.1
Total revenues	$872.9	$799.7	9.2%

Our total revenues increased $73.2 million from $799.7 million for the year ended December 31, 2013 to $872.9 million for the year ended December 31, 2014. This increase includes amounts that are not comparable year-over-year as follows:

•$17.4 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$2.1 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.5 million increase from the Inn at Key West, which was purchased on August 15, 2014.

•	$9.1 million increase from the Hilton Garden Inn Times Square Central, which was purchased on August 29, 2014 and opened for business on September 1, 2014.
•$3.6 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.

Excluding these non-comparable amounts our total revenues increased $77.5 million, or 9.7%.

The following pro forma key hotel operating statistics for the years ended December 31, 2014 and 2013 exclude the Oak Brook Hills Resort and the Los Angeles Airport Marriott, which were sold in 2014, and the Hilton Garden Inn Times Square Central, which opened for business on September 1, 2014, and include the results of operations of the Inn at Key West and the Westin Fort Lauderdale Beach Resort under previous ownership, as if such hotels were acquired on January 1, 2013.

	Year Ended December 31,
	2014	2013	% Change
Occupancy %	78.7%	75.0%	3.7 percentage points
ADR	$205.09	$192.86	6.3%
RevPAR	$161.44	$144.67	11.6%

Room revenue increased across all customer segments reflecting the continued improvement in lodging industry fundamentals. Revenue from the business transient segment experienced the highest growth, particularly at the Lexington Hotel New York primarily as a result of the hotel's rebranding and repositioning. Group revenue was also strong, driven primarily by our two hotels in Boston, the Renaissance Worthington and Frenchman's Reef & Morning Star Marriott Beach Resort.

Food and beverage revenues increased $2.0 million from the year ended December 31, 2013, which includes amounts that are not comparable year-over-year as follows:

•$8.7 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$0.6 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.2 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$1.2 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.

Excluding these non-comparable amounts, food and beverage revenues increased $9.9 million, or 5.1%, driven by increases in both banquet and outlet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.0 million from the year ended December 31, 2013. Excluding non-comparable hotels, other revenues increased $2.5 million due primarily to the implementation of resort fees at certain hotels.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	% Change

Rooms departmental expenses	$162.9	$151.0	7.9%
Food and beverage departmental expenses	135.4	136.5	(0.8)
Other departmental expenses	20.1	21.9	(8.2)
General and administrative	68.5	64.2	6.7
Utilities	27.8	28.2	(1.4)
Repairs and maintenance	36.7	36.8	(0.3)
Sales and marketing	60.4	56.2	7.5
Franchise fees	15.3	11.4	34.2
Base management fees	21.5	19.3	11.4
Incentive management fees	8.5	6.2	37.1
Property taxes	39.8	40.0	(0.5)
Other fixed charges	12.2	10.9	11.9
Ground rent—Contractual	8.9	8.5	4.7
Ground rent—Non-cash	6.1	6.5	(6.2)
Total hotel operating expenses	$624.1	$597.6	4.4%

Our hotel operating expenses increased $26.5 million from the year ended December 31, 2013. The increase in hotel operating expenses includes amounts that are not comparable year-over-year as follows:

•$15.5 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$1.8 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$1.3 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$4.9 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$2.5 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.

Excluding these non-comparable amounts, hotel operating expenses increased $35.1 million, or 5.9%, from the year ended December 31, 2013. Rooms departmental expenses increased primarily due to travel agent commissions and wages and benefits. Hotel-level support costs, which include general and administrative, utilities, repairs and maintenance and sales and marketing expenses, increased primarily due to higher credit card commissions in general and administrative and higher rewards program costs in sales and marketing. Franchise fees increased 34.2% due primarily to the branding of the Lexington Hotel New York to Marriott’s Autograph Collection, as well as higher revenues.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $4.2 million from the year ended December 31, 2013. The decrease is primarily due to an increase in fully depreciated furniture, fixtures and equipment, partially offset by depreciation on capital expenditures from our recent hotel renovations.

Hotel acquisition costs. We incurred $2.1 million of hotel acquisition costs during the year ended December 31, 2014 associated with the acquisitions of the Inn at Key West, Hilton Garden Inn Times Square Central and Westin Fort Lauderdale Beach Resort during 2014. We had no acquisitions during the year ended December 31, 2013.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.8 million, from $23.1 million for the year December 31, 2013 to $22.3 million for the year ended December 31, 2014. The decrease in corporate expenses is due primarily to $3.1 million in severance costs incurred in connection with the departure of our former President and Chief Operating Officer during 2013 and reimbursement of $1.8 million of previously incurred legal fees and other costs from the proceeds of the Westin Boston Waterfront Hotel litigation settlement in 2014. The decrease is partially offset by an increase in employee-related costs, which includes $0.7 million of severance costs incurred during the year ended December 31, 2014.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue and additional expenses due to the business interruption, as well as property damage. The gain on insurance proceeds of $1.8 million for the year ended December 31, 2014 stems from proceeds received to recover property damage losses under our property insurance policy.

Gain on litigation settlement, net. In May 2014, we settled a legal action alleging certain issues related to the original construction of the Westin Boston Waterfront Hotel with the contractors and their insurers for $14.0 million in full and complete satisfaction of our claims against the contractors. The settlement resulted in a net gain of $11.0 million. We recorded the settlement net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings, which were previously recorded as corporate expenses.

Interest income. Interest income decreased $3.3 million from $6.3 million for the year ended December 31, 2013 to $3.0 million for the year ended December 31, 2014. The decrease is primarily due to the prepayment of the Allerton loan in May 2014.

Interest expense. Our interest expense was $58.3 million and $57.3 million for the years ended December 31, 2014 and December 31, 2013, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2014	2013
Mortgage debt interest	$55.7	$54.9
Credit facility interest and unused fees	0.9	1.0
Amortization of deferred financing costs and debt premium	2.6	2.7
Capitalized interest	(0.9)	(1.4)
Interest rate cap fair value adjustment	0.0	0.1
	$58.3	$57.3

Gain on prepayment of note receivable. We received $58.5 million from the prepayment of the senior mortgage loan secured by the Allerton Hotel in May 2014. As a result of the prepayment, we recorded a gain of $13.6 million.

Gain on sale of hotel properties. On April 14, 2014, we sold the Oak Brook Hills Resort for approximately $30.1 million and recognized a gain of $1.3 million. On December 18, 2014, we sold the Los Angeles Airport Marriott for total proceeds of approximately $160 million and recognized a gain of $49.7 million.

Gain on hotel property acquisition. We recorded a gain of $23.9 million related to our purchase of the Hilton Garden Inn Times Square Central in New York. The gain was a result of the fair value of the hotel increasing from our contractual purchase price at the time we entered into the purchase and sale agreement in 2011 to the fair value at the closing date of August 29, 2014.

Loss on early extinguishment of debt. We prepaid the $82.6 million mortgage loan previously secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in December 2014 and recognized a loss on early extinguishment of debt of approximately $1.6 million. In October 2013, we prepaid the $27.3 million mortgage loan previously secured by the Salt Lake City Marriott Downtown and recognized a loss on early extinguishment of debt of approximately $1.5 million.

Income taxes. We recorded income tax expense of $5.6 million in 2014 and income tax benefit of $1.1 million in 2013. The 2014 income tax expense includes $5.3 million of income tax expense incurred on the $11.9 million pre-tax income of our taxable REIT subsidiary, or TRS, and foreign income tax expense of $0.3 million incurred on the $5.5 million pre-tax income of the TRS that owns Frenchman's Reef. The 2013 income tax benefit includes a $1.5 million income tax benefit incurred on the $4.6 million pre-tax loss from continuing operation of our TRS, partially offset by foreign income tax expense of $0.4 million related to the TRS that owns Frenchman’s Reef.

Discontinued operations. Income from discontinued operations represents the operating results of the Torrance Marriott South Bay, which was sold in 2013. Effective January 1, 2014, we adopted Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Neither the sale of the Oak Brook Hills Resort nor the sale of the Los Angeles Airport Marriott represent a strategic shift that has (or will have) a major effect on our operations and financial results. Accordingly, the financial results of these two hotels are presented within continuing operations for all periods presented on the accompanying consolidated statements of operations.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012.

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

Hotel operating expenses. Our operating expenses from continuing operations for the years ended December 31, 2013 and 2012, respectively, consist of the following (in millions):

	Year Ended December 31,
	2013	2012	% Change

Rooms departmental expenses	$151.0	$135.4	11.5%
Food and beverage departmental expenses	136.5	124.9	9.3
Other departmental expenses	21.9	19.4	12.9
General and administrative	64.2	59.1	8.6
Utilities	28.2	26.1	8.0
Repairs and maintenance	36.8	32.4	13.6
Sales and marketing	56.2	50.2	12.0
Franchise fees	11.4	8.4	35.7
Base management fees	19.3	18.8	2.7
Incentive management fees	6.2	5.5	12.7
Property taxes	40.0	33.2	20.5
Other fixed charges	10.9	10.9	—
Ground rent—Contractual	8.5	8.2	3.7
Ground rent—Non-cash	6.5	6.4	1.6
Total hotel operating expenses	$597.6	$538.9	10.9%

Our hotel operating expenses increased $58.7 million, or 10.9%, from $538.9 million for the year ended December 31, 2012 to $597.6 million for the year ended December 31, 2013, which includes $37.5 million of hotel operating expenses contributed by the five hotels we acquired in 2012. The remaining increase of $21.2 million is primarily due to higher food and beverage costs and support costs, specifically repairs and maintenance and sales and marketing. Property taxes at our comparable hotels increased approximately $3.0 million, which is primarily due to significant increases in the county property tax rates at the Chicago Marriott and Conrad Chicago and a reassessment of the Vail Marriott Mountain Resort & Spa. Incentive management fees increased as a result of higher profits, as well as three additional hotels that earned incentive management fees in 2013. Franchise fees increased primarily due to four of the hotels we acquired in 2012 being subject to franchise agreements and, to a lesser extent, as a result of the branding of the Lexington Hotel New York to Marriott’s Autograph Collection.

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

Loss on early extinguishment of debt. We prepaid the $27.3 million mortgage loan previously secured by the Salt Lake City Marriott Downtown in October 2013 and recognized a loss on early extinguishment of debt of approximately $1.5 million.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, debt repayments upon maturity and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances, equity issuances, refinancing proceeds for debt due at maturity and, if necessary, short-term borrowings under our credit facility, will be sufficient to meet our short-term liquidity requirements.

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

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. We were able to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. The DSCR is currently above the financial covenant and the reserve was released by the lender in August 2014. In addition, the cash trap provision was triggered on the loan during 2013 and is still in effect. As of December 31, 2014, the lender held approximately $6.2 million in the cash trap. As of December 31, 2014, the hotel DSCR was above the minimum threshold and the cash trap was released in January 2015.

As of December 31, 2014, we were in compliance with all of the other financial covenants of our mortgage debt.

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

We have mortgage debt with significant upcoming maturities (approximately $145 million in 2015 and approximately $305 million in 2016, excluding regularly scheduled principal payments prior to maturity). We have the ability to address these maturities, as well as other capital needs, with a combination of the following:

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2014, we had $1.0 billion of debt outstanding with a weighted average interest rate of 4.95% and a weighted average maturity date of approximately 3.8 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, full capacity on our senior unsecured credit facility and 14 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of December 31, 2014, we had no borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Credit Facility

We are party to a five-year, $200 million unsecured credit facility expiring in January 2017. Information about our senior unsecured credit facility is found in Note 9 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our credit facility and during the fourth quarter of 2014, proceeds from our ATM program. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2014, we had $144.4 million of unrestricted corporate cash, $74.7 million of restricted cash, and $200.0 million of borrowing capacity under our credit facility.

Our net cash provided by operations was $179.8 million for the year ended December 31, 2014. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses, funding of lender escrow reserves and other working capital changes.

Our net cash used in investing activities was $105.6 million for the year ended December 31, 2014 and consisted primarily of $297.4 million paid for the acquisitions of the Inn at Key West, Hilton Garden Inn Times Square Central, and Westin Fort Lauderdale Beach Resort, capital expenditures at our hotels of $62.6 million, and a purchase deposit of $2.9 million on our acquisition of the Shorebreak Hotel, which closed on February 6, 2015, offset by $182.1 million in proceeds from the sales of the Los Angeles Airport Marriott and Oak Brook Hills Resort and $64.5 million in proceeds from the repayment of the Allerton Loan.

Our net cash used in financing activities was $74.5 million for the year ended December 31, 2014 and consisted primarily of $125.4 million for the prepayments of the mortgage loans secured by the Courtyard Manhattan/Midtown East ($41.3 million) and the Los Angeles Airport Marriott ($84.1 million), $77.1 million of dividend payments, $15.3 million of scheduled mortgage debt principal payments, $3.3 million of deferred financing costs paid in the refinancing of the mortgage loans secured by the Courtyard Manhattan/Midtown East and Lexington Hotel New York, $2.4 million of share repurchases for the payment of tax withholding obligations upon vesting of restricted stock awards, partially offset by $86.0 million in proceeds from the refinancing of the Courtyard Manhattan/Midtown East and $63.1 million in net proceeds from our ATM program.

We currently anticipate our significant sources of cash for the year ending December 31, 2015 will be the net cash flow from hotel operations, proceeds from refinanced debt, proceeds from our ATM program, and existing corporate cash balances. We expect our estimated uses of cash for the year ending December 31, 2015 will be comprised of repayment of debt upon maturity, regularly scheduled debt service payments, capital expenditures, dividends and corporate expenses.

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

The following table sets forth the dividends on our common shares for the years ended December 31, 2014 and 2013:

Payment Date	Record Date	Dividend per Share
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085
January 10, 2014	December 31, 2013	$0.085
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025
January 12, 2015	December 31, 2014	$0.1025

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2014, we have set aside $43.5 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $62.6 million on capital improvements on our hotels in 2014. The majority of the capital improvements related to the substantial completion of the comprehensive renovations of the Westin Washington D.C. City Center, Westin San Diego, Hilton Boston and Hilton Burlington, as well as the guest room renovation at the Hilton Minneapolis.

We expect to spend approximately $85 million on capital improvements on our hotels in 2015, which includes carryover from 2014 projects. Significant projects in 2015 include the addition of 41 rooms at the Hilton Boston Downtown and a partial guestroom renovation at the Chicago Marriott Downtown.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2014.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest	$1,218,490	$207,421	$373,207	$232,690	$405,172
Operating Lease Obligations - Ground Leases and Office Space	670,285	10,393	21,600	14,367	623,925
Total	$1,888,775	$217,814	$394,807	$247,057	$1,029,097

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

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income determined in accordance with GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its results.

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

•
Non-Cash Amortization of Favorable and Unfavorable Contracts: We exclude the non-cash amortization of the favorable management contract assets recorded in conjunction with our acquisitions of the Westin Washington D.C. City Center, Westin San Diego and Hilton Burlington and the non-cash amortization of the unfavorable contract liabilities recorded in conjunction with our acquisitions of the Bethesda Marriott Suites, the Chicago Marriott Downtown, the Renaissance Charleston and the Lexington Hotel New York. The amortization of the favorable and unfavorable contracts does not reflect the underlying operating performance of our hotels.

•
Cumulative Effect of a Change in Accounting Principle: Infrequently, the Financial Accounting Standards Board (FASB) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these one-time adjustments because they do not reflect our actual performance for that period.

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

The following table is a reconciliation of our GAAP net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$163,377	$49,065	$(16,592)
Interest expense (1)	58,278	57,279	56,068
Income tax expense (benefit) (2)	5,636	(16)	(6,046)
Real estate related depreciation (3)	99,650	105,655	101,498
EBITDA	326,941	211,983	134,928
Non-cash ground rent	6,453	6,787	6,694
Non-cash amortization of favorable and unfavorable contracts, net	(1,410)	(1,487)	(1,653)
Gain on sale of hotel properties, net (4)	(50,969)	(22,733)	(9,479)
Gain on hotel property acquisition	(23,894)	—	—
Loss (gain) on early extinguishment of debt	1,616	1,492	(144)
Gain on insurance proceeds	(1,825)	—	—
Gain on litigation settlement (5)	(10,999)	—	—
Gain on prepayment of note receivable	(13,550)	—	—
Hotel acquisition costs	2,177	—	10,591
Hotel pre-opening costs	953	—	—
Reversal of previously recognized Allerton income	(453)	(1,163)	—
Allerton loan legal fees	—	—	2,493
Severance costs	736	3,065	—
Write-off of key money	—	(1,082)	—
Franchise termination fee	—	—	750
Impairment losses (6)	—	—	45,534
Adjusted EBITDA	$235,776	$196,862	$189,714
_______________

(1)	Includes $2.3 million of interest expense reported in discontinued operations 2012.

(2)	Includes income tax expense reported in discontinued operations as follows: $1.1 million in 2013 and $0.7 million in 2012.

(3)	Includes depreciation expense reported in discontinued operations as follows: $1.8 million in 2013 and $4.5 million in 2012.

(4)	Gains on sale of hotel properties, net for the years ended December 31, 2013 and 2012 are reported in discontinued operations.

(5)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings for the year ended December 31, 2014. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses.

(6)	Includes $14.7 million of impairment losses reported in discontinued operations in 2012.

The following table is a reconciliation of our GAAP net income (loss) to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$163,377	$49,065	$(16,592)
Real estate related depreciation (1)	99,650	105,655	101,498
Impairment losses (2)	—	—	45,534
Gain on sale of hotel properties, net (3)	(50,969)	(22,733)	(9,479)
FFO	212,058	131,987	120,961
Non-cash ground rent	6,453	6,787	6,694
Non-cash amortization of favorable and unfavorable contracts, net	(1,410)	(1,487)	(1,653)
Gain on hotel property acquisition	(23,894)	—	—
Loss (gain) on early extinguishment of debt	1,616	1,492	(144)
Gain on insurance proceeds	(1,825)	—	—
Gain on litigation settlement (4)	(10,999)	—	—
Gain on prepayment of note receivable	(13,550)	—	—
Hotel acquisition costs	2,177	—	10,591
Hotel pre-opening costs	953	—	—
Reversal of previously recognized Allerton income	(453)	(1,163)	—
Allerton loan legal fees	—	—	2,493
Severance costs	736	3,065	—
Write-off of key money	—	(1,082)	—
Franchise termination fee	—	—	750
Fair value adjustments to debt instruments	(355)	(298)	471
Adjusted FFO	$171,507	$139,301	$140,163
_______________

(1)	Includes depreciation expense reported in discontinued operations as follows: $1.8 million in 2013 and $4.5 million in 2012.
(2)	Includes $14.7 million of impairment losses reported in discontinued operations in 2012.
(3)	Gains on sale of hotel properties, net for the years ended December 31, 2013 and 2012 are reported in discontinued operations.
(4)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings for the year ended December 31, 2014. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses.

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

Critical Accounting Policies

Our consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

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

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of our investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties due to declining national or local economic conditions and/or new hotel construction in markets where our hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of an investment in a hotel exceed the hotel’s carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the estimated fair market value is recorded and an impairment loss is recognized. Fair market value is estimated based on market data, estimated cash flows discounted at an appropriate rate, comparable sales information and other considerations requiring management to use its judgment in determining the assumptions used.

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

Seasonality

The operations of hotels historically have been seasonal depending on location, and accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

New Accounting Pronouncements Not Yet Implemented

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2014 was $1.0 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.4 million annually.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2015 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to our 2015 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2015 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2015 proxy statement. Information regarding our 2004 Stock Option and Incentive Plan, as amended, set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2015 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2015 proxy statement.

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

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 56 and 57 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 27, 2015.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 27, 2015
Mark W. Brugger	(Principal Executive Officer)

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	February 27, 2015
Sean M. Mahoney	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Chief Accounting Officer and Corporate	February 27, 2015
Briony R. Quinn	Controller (Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 27, 2015
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 27, 2015
Daniel J. Altobello

/s/ W. ROBERT GRAFTON	Director	February 27, 2015
W. Robert Grafton

/s/ MAUREEN L. McAVEY	Director	February 27, 2015
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 27, 2015
Gilbert T. Ray

/s/ BRUCE D. WARDINSKI	Director	February 27, 2015
Bruce D. Wardinski

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014).

3.2.1
Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2009)

3.2.2
Amendment to the Third Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2014).

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.2
Agreement of Purchase and Sale among the Sellers named therein and DiamondRock Hospitality Company, dated as of July 9, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 25, 2012)

10.3*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.4*
Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 19, 2011)

10.5*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.6*†	First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014
10.7*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.8*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)
10.9*	Relative TSR Performance Stock Unit Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014)
10.10*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.11*	Form of Director Election Form (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.12*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.13	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))

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

10.15*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.16*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.17*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.18
Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.19*
Purchase and Sale Agreement between Lexington Hotel LLC and DiamondRock NY Lex Owner, LLC, dated as of May 12, 2011 (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on May 17, 2011)

10.20*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.21*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.22*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.23*
Letter Agreement between DiamondRock Hospitality Company and Robert D. Tanenbaum, dated as of February 22, 2013, as supplemented on February 26, 2013 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2013)

10.24*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

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
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2014.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2014, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of DiamondRock Hospitality Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 27, 2015

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(in thousands, except share and per share amounts)

	2014	2013
ASSETS
Property and equipment, net	$2,764,393	$2,567,533
Restricted cash	74,730	89,106
Due from hotel managers	79,827	69,353
Note receivable	—	50,084
Favorable lease assets, net	34,274	39,936
Prepaid and other assets	52,739	79,474
Deferred financing costs, net	8,023	7,702
Cash and cash equivalents	144,365	144,584
Total assets	$3,158,351	$3,047,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,038,330	$1,091,861
Senior unsecured credit facility	—	—
Total debt	1,038,330	1,091,861
Deferred income related to key money, net	21,561	23,707
Unfavorable contract liabilities, net	76,220	78,093
Due to hotel managers	59,169	54,225
Dividends declared and unpaid	20,922	16,981
Accounts payable and accrued expenses	113,162	102,214
Total other liabilities	291,034	275,220
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 199,964,041 and 195,470,791 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,000	1,955
Additional paid-in capital	2,045,755	1,979,613
Accumulated deficit	(218,768)	(300,877)
Total stockholders’ equity	1,828,987	1,680,691
Total liabilities and stockholders’ equity	$3,158,351	$3,047,772

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013, and 2012
(in thousands, except share and per share amounts)

	2014	2013	2012
Revenues:
Rooms	$628,870	$558,751	$509,902
Food and beverage	195,077	193,043	174,963
Other	48,915	47,894	42,022
Total revenues	872,862	799,688	726,887
Operating Expenses:
Rooms	162,870	151,040	135,437
Food and beverage	135,402	136,454	124,890
Management fees	30,027	25,546	24,307
Other hotel expenses	295,826	284,523	254,265
Depreciation and amortization	99,650	103,895	97,004
Impairment losses	—	—	30,844
Hotel acquisition costs	2,177	—	10,591
Corporate expenses	22,267	23,072	21,095
Gain on insurance proceeds	(1,825)	—	—
Gain on litigation settlement, net	(10,999)	—	—
Total operating expenses	735,395	724,530	698,433
Operating income	137,467	75,158	28,454
Interest income	(3,027)	(6,328)	(305)
Interest expense	58,278	57,279	53,771
Gain on prepayment of note receivable	(13,550)	—	—
Gain on sales of hotel properties, net	(50,969)	—	—
Gain on hotel property acquisition	(23,894)	—	—
Loss (gain) on early extinguishment of debt	1,616	1,492	(144)
Total other (income) expenses, net	(31,546)	52,443	53,322
Income (loss) from continuing operations before income taxes	169,013	22,715	(24,868)
Income tax (expense) benefit	(5,636)	1,113	6,793
Income (loss) from continuing operations	163,377	23,828	(18,075)
Income from discontinued operations, net of income taxes	—	25,237	1,483
Net income (loss)	$163,377	$49,065	$(16,592)

Earnings (loss) per share:
Continuing operations	$0.83	$0.12	$(0.10)
Discontinued operations	—	0.13	0.01
Basic and diluted earnings (loss) per share	$0.83	$0.25	$(0.09)

Weighted-average number of common shares outstanding:
Basic	195,943,813	195,478,353	180,826,124
Diluted	196,682,981	195,862,506	180,826,124

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2011	167,502,359	$1,675	$1,708,427	$(207,945)	$1,502,157
Dividends of $0.32 per common share	—	—	174	(58,501)	(58,327)
Issuance and vesting of common stock grants, net	431,810	4	1,558	—	1,562
Sale of common stock in secondary offerings, less placement fees and expenses of $809	20,000,000	200	199,590	—	199,790
Issuance of common stock in private placement for portfolio acquisition	7,211,538	72	66,451		66,523
Net loss	—	—	—	(16,592)	(16,592)
Balance at December 31, 2012	195,145,707	$1,951	$1,976,200	$(283,038)	$1,695,113
Dividends of $0.34 per common share	—	—	151	(66,904)	(66,753)
Issuance and vesting of common stock grants, net	325,084	4	3,262	—	3,266
Net income	—	—	—	49,065	49,065
Balance at December 31, 2013	195,470,791	$1,955	$1,979,613	$(300,877)	$1,680,691
Dividends of $0.41 per common share	—	—	227	(81,268)	(81,041)
Issuance and vesting of common stock grants, net	275,690	3	2,895	—	2,898
Sale of common stock in secondary offerings, net of placement fees and expenses of $719	4,217,560	42	63,020	—	63,062
Net income	—	—	—	163,377	163,377
Balance at December 31, 2014	199,964,041	$2,000	$2,045,755	$(218,768)	$1,828,987

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$163,377	$49,065	$(16,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate depreciation	99,650	105,655	101,498
Corporate asset depreciation as corporate expenses	105	99	95
Gain on sale of hotel properties, net	(50,969)	(22,733)	(9,479)
Gain on prepayment of note receivable	(13,550)	—	—
Loss (gain) on early extinguishment of debt	1,616	1,492	(144)
Gain on hotel property acquisition	(23,894)	—	—
Non-cash ground rent	6,453	6,787	6,694
Non-cash financing costs, debt premium, and interest rate cap as interest	2,564	2,803	3,538
Amortization of note receivable discount as interest income	(1,075)	(2,602)	—
Impairment losses	—	—	45,534
Amortization of favorable and unfavorable contracts, net	(1,410)	(1,487)	(1,872)
Amortization of deferred income	(1,090)	(2,150)	(999)
Termination fee paid to hotel manager	—	(737)	—
Stock-based compensation	5,316	5,217	4,529
Payment of litigation settlement	—	—	(1,709)
Deferred income tax expense (benefit)	5,159	(343)	(6,510)
Changes in assets and liabilities:
Prepaid expenses and other assets	(305)	(1,615)	(4,999)
Restricted cash	(8,409)	1,024	(16,830)
Due to/from hotel managers	(5,711)	899	(10,607)
Accounts payable and accrued expenses	2,005	2,360	991
Net cash provided by operating activities	179,832	143,734	93,138
Cash flows from investing activities:
Hotel capital expenditures	(62,571)	(107,307)	(49,262)
Hotel acquisitions	(297,388)	—	(444,709)
Net proceeds from sale of properties	182,117	76,437	131,073
Mortgage loan principal payments	64,500	6,574	996
Change in restricted cash	10,623	(17,279)	(6,072)
Purchase deposits	(2,850)	(5,000)	(1,898)
Receipt of deferred key money	—	4,568	767
Net cash used in investing activities	(105,569)	(42,007)	(369,105)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(15,254)	(14,249)	(11,072)
Repurchase of common stock and other	(2,418)	(1,952)	(2,967)
Proceeds from sale of common stock, net	63,062	—	199,790
Proceeds from mortgage debt	86,000	165,000	244,368
Prepayment of mortgage debt	(125,444)	(28,779)	(26,963)
Draws on senior unsecured credit facility	156,320	25,000	200,000
Repayments of senior unsecured credit facility	(156,320)	(45,000)	(280,000)
Payment of financing costs	(3,328)	(1,101)	(6,912)
Purchase of interest rate cap	—	—	(934)
Payment of cash dividends	(77,100)	(65,685)	(56,011)
Net cash (used in) provided by financing activities	(74,482)	33,234	259,299
Net (decrease) increase in cash and cash equivalents	(219)	134,961	(16,668)
Cash and cash equivalents, beginning of year	144,584	9,623	26,291
Cash and cash equivalents, end of year	$144,365	$144,584	$9,623

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2014, 2013 and 2012
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2014	2013	2012
Cash paid for interest	$56,575	$55,605	$55,294
Cash paid for income taxes	$478	$795	$1,723
Capitalized interest	$914	$1,516	$1,164
Non-cash Financing Activities:
Unpaid dividends	$20,922	$16,981	$15,911
Buyer assumption of mortgage debt on sale of hotels	$—	$—	$180,000
Issuance of common stock in connection with acquisition of hotel portfolio	$—	$—	$66,523

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and a substantial number of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of December 31, 2014, we owned 27 hotels with 10,552 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Key West, Florida; Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 15 to 40 years for buildings, land improvements and building improvements and 1 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

Revenue Recognition

Revenues from operations of the hotels are recognized when the services are provided. Revenues consist of room sales, food and beverage sales and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted.

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local and/or foreign income taxes.

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

We had no accruals for tax uncertainties as of December 31, 2014 and 2013.

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

Comprehensive Income (Loss)

We do not have any comprehensive income (loss) other than net income (loss). If we have any comprehensive income (loss) in future periods, such that a statement of comprehensive income would be necessary, such statement will be reported as one statement with the consolidated statement of operations.

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

3.	Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consists of the following (in thousands):

	2014	2013
Land	$508,838	$394,957
Land improvements	7,994	7,994
Buildings	2,427,274	2,321,666
Furniture, fixtures and equipment	430,873	420,367
CIP	13,784	23,104
	3,388,763	3,168,088
Less: accumulated depreciation	(624,370)	(600,555)
	$2,764,393	$2,567,533

As of December 31, 2014 and 2013 we had accrued capital expenditures of $6.2 million and $8.6 million, respectively.

During the year ended December 31, 2012, we recorded an impairment loss of $30.4 million related to the Oak Brook Hills Resort. We evaluated the recoverability of the hotel's carrying value given deteriorating operating forecasts. Based on our estimated undiscounted net cash flow, we concluded that the previous carrying value of the hotel was not recoverable. We estimated the fair value of the hotel using a discounted cash flow analysis and comparable sales information. In our analysis, we estimated the future net cash flows from the hotel based on historical operations and our projected future operating results.  The expected useful life and holding period was based on the age of the property and our plan for the property as well as experience with similar properties. The capitalization rate was estimated using rates from recent comparable market transactions, and the discount rate was estimated using a risk adjusted rate of return. The fair value measurement of the property was a Level 3 measurement under the fair value hierarchy (see Note 2). The impairment loss includes the impairment related to the hotel's favorable ground lease asset. See Note 4 for further discussion.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $3.0 million and $6.8 million as of December 31, 2014 and 2013, respectively, consist of the following (in thousands):

	2014	2013
Westin Boston Waterfront Hotel Ground Lease	$18,293	$18,510
Westin Boston Waterfront Hotel Lease Right	9,045	9,045
Hilton Minneapolis Ground Lease	5,760	5,835
Oak Brook Hills Resort Ground Lease	—	5,058
Lexington Hotel New York Tenant Leases	1,031	1,176
Hilton Boston Downtown Tenant Leases	145	312
	$34,274	$39,936

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense was $0.7 million for the year ended December 31, 2014, $1.0 million for the year ended December 31, 2013 and $1.0 million for the year ended December 31, 2012. Amortization expense is expected to total $0.6 million for 2015, $0.5 million for 2016, and $0.4 million annually for 2017 through 2019.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. An impairment loss of $0.5 million was recorded in 2012 due to lower comparable market rents in the City of Boston. No impairment loss was recorded in 2013 or 2014.

During the year ended December 31, 2012, we evaluated the Oak Brook Hills Resort favorable ground lease asset for recoverability of the carrying value. We concluded that the fair value of the ground lease was $5.6 million, resulting in an impairment loss of $1.4 million for the year ended December 31, 2012. No impairment loss was recorded in 2013 or 2014. In connection with the sale of the Oak Brook Hills Resort on April 14, 2014, we wrote off the favorable ground lease asset, which is included in the gain on sale of hotel properties on the accompanying consolidated statement of operations.

The fair value of the lease right is a Level 3 measurement under the fair value hierarchy (see Note 2) and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. For the lease right, the discount rate is estimated using a risk adjusted rate of return, the estimated participating rents are estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents are based on comparable long-term ground leases in the City of Boston. For the Oak Brook Hills Resort favorable ground lease asset, the discount rate was estimated using a risk adjusted rate of return and market rents were based on comparable golf course leases across the United States.

5. Note Receivable

On May 21, 2014, we received $58.5 million for the prepayment of the senior mortgage loan secured by the 443-room Allerton Hotel in Chicago, Illinois (the "Allerton Loan"). As a result of the prepayment, we recorded a gain of $13.6 million. The Allerton Loan had an original principal balance of $66.0 million, which had a four-year term (plus a one-year extension option) and a fixed interest rate of 5.5%. Principal payments were based on a 30-year amortization schedule, but were only due to the extent there was available cash flow from operations.

We recorded the following amounts of interest income on the Allerton Loan (in thousands):

	Year Ended December 31,
	2014	2013
Contractual interest income	1,317	3,456
Amortization of discount	1,075	2,602
Total interest income	$2,392	$6,058

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

In November 2014, we commenced an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the year ended December 31, 2014, we sold 4,217,560 shares of our common stock at an average price of $15.12 for net proceeds of $63.1 million. Subsequent to December 31, 2014, we sold 524,606 shares of our common stock at an average price of $15.18 for net proceeds of $7.9 million.

We have paid the following dividends to holders of our common stock for the years ended December 31, 2014 and 2013:

Payment Date	Record Date	Dividend per Share
April 12, 2013	March 28, 2013	$0.085
July 11, 2013	June 28, 2013	$0.085
October 10, 2013	September 30, 2013	$0.085
January 10, 2014	December 31, 2013	$0.085
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025
January 12, 2015	December 31, 2014	$0.1025

Our board of directors voted in 2013 to authorize us to purchase up to $100 million in shares of our common stock. Repurchases under this program will be made in open market or privately negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock since the program started.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2014 and 2013, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,695,750 shares as of December 31, 2014. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2012 to December 31, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2012	1,010,127	$6.97
Granted	365,599	9.84
Additional shares from dividends	8,507	10.07
Forfeited	(11,563)	10.05
Vested	(696,559)	5.39
Unvested balance at December 31, 2012	676,111	10.10
Granted	323,526	9.33
Additional shares from dividends	1,040	9.30
Forfeited	(16,934)	9.65
Vested	(400,722)	9.94
Unvested balance at December 31, 2013	583,021	9.80
Granted	249,311	12.39
Forfeited	(537)	9.32
Vested	(317,376)	10.19
Unvested balance at December 31, 2014	514,419	$10.82

The unvested share awards are expected to vest as follows: 255,828 during 2015, 169,826 during 2016, 81,523 during 2017, and 7,242 during 2018. As of December 31, 2014, the unrecognized compensation cost related to restricted stock awards was $3.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. For the years ended December 31, 2014, 2013, and 2012, we recorded $3.2 million, $3.4 million and $3.3 million, respectively, of compensation expense related to restricted stock awards. The compensation expense for the years ended December 31, 2014 and 2013 include $0.3 million and $0.7 million, respectively, related to the accelerated vesting of awards in connection with employee separations.

Market Stock Units

From 2010 to 2012, we awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. As of December 31, 2014, there are 98,381 unvested MSUs outstanding, which represent awards granted in 2012. The unrecognized compensation cost related to the MSUs was less than $0.1 million as of December 31, 2014 and is expected to be recognized on a straight-line basis over a weighted average period of 2 months. For the years ended December 31, 2014, 2013, and 2012, we recorded approximately $0.3 million, $0.8 million and $0.9 million, respectively, of compensation expense related to MSUs. The compensation expense for the year ended December 31, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the departure of our former President and Chief Operating Officer on May 1, 2013.

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

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. Each simulation also considered the share performance of the Company and the peer group. The determination of the grant-date fair values of the awards included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 3, 2013	39.2%	0.36%	$9.55
May 15, 2013	37.9%	0.40%	$10.41
March 3, 2014	33.5%	0.66%	$12.77
May 15, 2014	33.1%	0.80%	$9.88

A summary of our PSUs from January 1, 2013 to December 31, 2014 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	—	$—
Granted	217,949	9.64
Additional units from dividends	5,227	10.37
Unvested balance at December 31, 2013	223,176	9.66
Granted	200,685	12.33
Additional units from dividends	12,309	12.01
Unvested balance at December 31, 2014	436,170	$10.95

The unvested units are expected to vest as follows: 230,592 during 2016 and 205,578 during 2017. As of December 31, 2014, the unrecognized compensation cost related to the PSUs was $2.6 million and is expected to be recognized on a straight-line basis over a period of 22 months. For the years ended December 31, 2014 and 2013, we recorded approximately $1.4 million and $0.6 million of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$163,377	$23,828	$(18,075)
Income from discontinued operations	—	25,237	1,483
Net income (loss)	$163,377	$49,065	$(16,592)
Denominator:
Weighted-average number of common shares outstanding—basic	195,943,813	195,478,353	180,826,124
Effect of dilutive securities:
Unvested restricted common stock	181,310	177,314	—
Shares related to unvested MSUs and PSUs	556,763	206,839	—
Unexercised stock appreciation rights	1,095	—	—
Weighted-average number of common shares outstanding—diluted	196,682,981	195,862,506	180,826,124
Basic earnings (loss) per share:
Continuing operations	$0.83	$0.12	$(0.10)
Discontinued operations	—	0.13	0.01
Total	$0.83	$0.25	$(0.09)
Diluted earnings (loss) earnings per share:
Continuing operations	$0.83	$0.12	$(0.10)
Discontinued operations	—	0.13	0.01
Total	$0.83	$0.25	$(0.09)

We did not include the following shares in our calculation of diluted loss per share as they would be anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
Unvested restricted common stock	—	—	161,266
Unexercised stock appreciation rights	—	262,461	262,461
Shares related to unvested MSUs	—	—	237,956
Total	—	262,461	661,683

9. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2014:

Property	Principal Balance (In thousands)	Interest Rate	Maturity Date	Amortization Provisions
JW Marriott Denver at Cherry Creek	$38,552	6.47%	July 2015	25 years
Renaissance Worthington	52,859	5.40%	July 2015	30 years
Frenchman’s Reef & Morning Star Marriott Beach Resort	56,595	5.44%	August 2015	30 years
Orlando Airport Marriott	55,925	5.68%	January 2016	30 years
Chicago Marriott Downtown Magnificent Mile	205,166	5.975%	April 2016	30 years
Courtyard Manhattan / Fifth Avenue	48,970	6.48%	June 2016	30 years
Lexington Hotel New York	170,368	LIBOR + 2.50% (2.656% at December 31, 2014)	October 2017 (1)	Interest Only
Salt Lake City Marriott Downtown	61,352	4.25%	November 2020	25 years
Hilton Minneapolis	92,732	5.464%	May 2021	25 years
Westin Washington D.C. City Center	70,635	3.99%	January 2023	25 years
The Lodge at Sonoma, a Renaissance Resort & Spa	30,058	3.96%	April 2023	30 years
Westin San Diego	68,937	3.94%	April 2023	30 years
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024	30 years
Debt premium (2)	181
Total mortgage debt	1,038,330
Senior unsecured credit facility	—	LIBOR + 1.90% (2.09% at December 31, 2014)	January 2017 (3)	Interest Only
Total debt	$1,038,330
Weighted-Average Interest Rate		4.95%
_____________

(1)
The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee. We amended the loan on October 8, 2014, which is discussed further below.

(2)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities as of December 31, 2014 are as follows (in thousands):

2015	$160,860
2016	313,501
2017	9,751
2018	10,199
2019 (1)	181,037
Thereafter	362,982
$1,038,330
_____________

(1)	Assumes the Lexington Hotel New York mortgage loan is extended under the terms discussed above.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2014, 13 of our 27 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent.

The Lexington Hotel New York mortgage loan contains a quarterly financial covenant requiring a minimum debt service coverage ratio ("DSCR"), as defined in the loan agreement, of 1.1 times. As a result of the ongoing renovation of the hotel during most of 2013, the DSCR fell below the minimum requirement. We were able to cure the default by depositing the amount of the DSCR shortfall into a reserve with the lender. The DSCR is currently above the financial covenant and the reserve was released by the lender in August 2014. In addition, the cash trap provision was triggered on the loan during 2013. As of December 31, 2014, the lender held approximately $6.2 million in the cash trap. As of December 31, 2014, the hotel DSCR was above the minimum threshold and the cash trap was released in January 2015.

As of December 31, 2014, we were in compliance with the other financial covenants of our mortgage debt.

On December 10, 2014, we prepaid the $82.6 million loan secured by the Los Angeles Airport Marriott through defeasance, which was scheduled to mature in July 2015. The cost to defease the loan was approximately $1.6 million. We prepaid the loan in advance of our sale of the Los Angeles Airport Marriott on December 18, 2014.

On October 8, 2014, we amended the Lexington Hotel New York mortgage loan. The amended loan bears interest at a floating rate of LIBOR plus a spread that ranges from 175 basis points to 275 basis points based upon the achievement of certain hotel cash flow hurdles. The amendment extends the term of the loan by approximately 30 months to October 2017. The loan may be extended for two additional one-year terms subject to the satisfaction of certain financial and other conditions and the payment of an extension fee. During 2014, we paid approximately $1.3 million in fees to amend the loan, which are recorded in deferred financing costs on the accompanying consolidated balance sheet.

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

Senior Unsecured Credit Facility

We are party to a $200 million unsecured credit facility, which expires in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed-upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2014
Maximum leverage ratio (1)	60%	34.8%
Minimum fixed charge coverage ratio (2)	1.50x	2.85x
Minimum tangible net worth (3)	$1.904 billion	$2.454 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	34.8%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of December 31, 2014, the unencumbered borrowing base included five properties with a borrowing base value of $343.6 million.

As of December 31, 2014, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.6x. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 175 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $0.9 million, $0.9 million and $2.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

2014 Dispositions

On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing. The sale meets the requirements for accounting under the full accrual method. We recorded a gain on sale of the hotel of approximately $1.3 million, net of a $4.0 million valuation allowance on the loan receivable. The loan made to the buyer is unsecured and subordinate to the buyer's senior mortgage loan. The loan matures in August 2017 and has a one year interest-only period after which the loan will amortize based on a twenty-five year schedule. The interest rate on the loan for the first year is a floating rate of LIBOR plus 650 basis points. The interest rate margin increases by 100 basis points annually for the remainder of the loan term. The loan agreement provides for possible repayment options prior to the loan's maturity, including upon full repayment of the buyer's senior mortgage loan or the hotel achieving a certain operating profit threshold prior to loan maturity.

The loan receivable and the valuation allowance are included within prepaid and other assets on the accompanying consolidated balance sheet. Based on our estimates of the hotel’s future cash flows from operations and the fact that the note is unsecured and subordinate to the senior mortgage loan, we believe it is remote that we will collect all contractual amounts due under the loan. Accordingly, we recognized a full valuation allowance of $4.0 million. As of December 31, 2014, we have received interest payments of approximately $0.2 million, which are reflected in interest income on the accompanying consolidated statement of operations.

For the years ended December 31, 2014, 2013, and 2012, our consolidated statements of operations include $0.6 million pre-tax loss, $1.4 million pre-tax income, and $31.2 million pre-tax loss, respectively, related to the Oak Brook Hills Resort.

On December 18, 2014, we sold the 1,004-room Los Angeles Airport Marriott to an unaffiliated third party for a contractual purchase price of $147.5 million. We received net proceeds of approximately $158.6 million from the transaction, which included credit for the hotel's capital replacement reserve. We recognized a gain on sale of the hotel of approximately $49.7 million. In connection with the sale of the Los Angeles Airport Marriott, we executed a reverse 1031 exchange with the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014. The reverse 1031 exchange has no effect on our GAAP financial reporting and does not have a material impact on our tax positions and expected tax expense.

For the years ended December 31, 2014, 2013, and 2012, our consolidated statements of operations include $54.9 million, $1.8 million, and $0.2 million, respectively, of pre-tax income related to the Los Angeles Airport Marriott.

2013 and 2012 Dispositions

In November 2013, we sold the 487-room Torrance Marriott South Bay to an unaffiliated third party for a contractual sales price of $74 million, recognizing a gain of $22.7 million on the sale. The operating results, as well as the gain on sale, are reported in discontinued operations on the accompanying consolidated statements of operations.

We sold four hotels during 2012 in two separate transactions. In March 2012, we sold a three-hotel portfolio, which consisted of the Griffin Gate Marriott Resort and Spa, the Renaissance Waverly and the Renaissance Austin. In October 2012, we sold the Atlanta Westin North at Perimeter. The operating results of these hotels and the net gain on the sales are reported in discontinued operations on the accompanying consolidated statements of operations.

The following is a summary of the results of income from discontinued operations for the years ended December 31, 2013 and 2012 (in thousands, except per-share data):

	Years Ended December 31,
	2013	2012
Hotel revenues	$21,336	$55,654
Hotel operating expenses	(15,977)	(41,424)
Operating income	5,359	14,230
Depreciation and amortization	(1,759)	(4,495)
Interest income	1	3
Interest expense	—	(2,297)
Impairment charge	—	(14,690)
Gain on sale of hotel properties, net	22,733	9,479
Income tax expense	(1,097)	(747)
Income from discontinued operations	$25,237	$1,483
Basic and diluted income from discontinued operations per share	0.13	$0.01

11. Acquisitions

On August 15, 2014, we acquired the 106-room Inn at Key West located in Key West, Florida for a contractual purchase price of $47.5 million. The acquisition was funded with corporate cash on hand. We retained the existing hotel operator, Remington Management, LP, under an interim management agreement. In December 2014, we entered into a 10-year management agreement with Remington to continue to operate the hotel.

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

On December 3, 2014, we acquired the 432-room Westin Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for a contractual purchase price of $149.0 million. The acquisition was funded with a combination of corporate cash on hand and a draw on our senior unsecured credit facility. Upon acquisition of the hotel, we entered into a 10-year management agreement with HEI Hotels & Resorts and a 20-year franchise agreement with Starwood to license the hotel under the Westin brand.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Inn at Key West	Hilton Garden Inn Times Square Central	Westin Fort Lauderdale Beach Resort
Land	$32,888	$60,300	$54,293
Building and improvements	13,371	88,896	83,227
Furnitures, fixtures and equipment	1,241	6,204	11,480
Total fixed assets	47,500	155,400	149,000
Other assets and liabilities, net	326	370	12
Total	$47,826	$155,770	$149,012

The acquired properties are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations (in thousands, except per share data) reflect the acquisitions of the Inn at Key West and the Westin Fort Lauderdale Beach Resort as if they had occurred on January 1, 2013. The following pro forma results of operations do not include adjustments reflecting the acquisition of the Hilton Garden Inn Times Square Central, since the hotel opened on September 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Years Ended December 31,
	2014	2013
	(unaudited)
Revenues	$918,273	$846,099
Income from continuing operations	168,754	29,074
Net income	168,754	54,312
Basic earnings per share:
Continuing operations	$0.86	$0.15
Net income	$0.86	$0.28
Diluted earnings per share:
Continuing operations	$0.86	$0.15
Net income	$0.86	$0.28

For the year ended December 31, 2014, our consolidated statement of operations include $15.2 million of revenues and $4.5 million of net income related to the operations of the hotels acquired in 2014.

On February 6, 2015, we acquired the 157-room Shorebreak Hotel located in Huntington Beach, California for a contractual purchase price of $58.5 million. The acquisition was funded with corporate cash on hand. Upon acquisition of the hotel, we entered into a 10-year management agreement with Kimpton Hotels.

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current - Federal	$—	$—	$—
State	269	257	348
Foreign	208	70	—
	477	327	348
Deferred - Federal	3,933	(1,626)	(5,374)
State	1,105	(167)	(1,456)
Foreign	121	353	(311)
	5,159	(1,440)	(7,141)
Income tax provision (benefit) from continuing operations	$5,636	$(1,113)	$(6,793)
Income tax provision from discontinued operations	$—	$1,097	$747

A reconciliation of the statutory federal tax provision to our income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Statutory federal tax provision (35)%	$59,155	$7,950	$(8,703)
Tax impact of REIT election	(52,937)	(8,641)	3,290
State income tax provision (benefit), net of federal tax benefit	893	58	(720)
Foreign income tax benefit	(1,603)	(552)	(694)
Foreign tax rate adjustment	—	—	—
Other	128	72	34
Income tax provision (benefit) from continuing operations	$5,636	$(1,113)	$(6,793)

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million of franchise taxes during each of the years ended December 31, 2014, 2013 and 2012, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2014	2013
Deferred income related to key money	$8,636	$9,406
Net operating loss carryforwards	31,178	28,663
Alternative minimum tax credit carryforwards	72	129
Other	601	1,228
Deferred tax assets	40,487	39,426
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(12,947)	(6,738)
Deferred tax liabilities	(17,207)	(10,998)
Deferred tax asset, net	$23,280	$28,428

We believe that we will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize existing deferred tax assets. Deferred tax assets of $9.3 million are expected to be recovered against reversing existing taxable temporary differences. The remaining deferred tax assets of $31.2 million, primarily consisting of net operating loss carryforwards, are dependent upon future taxable earnings of the TRS. The net operating loss carryforwards expire in 2028, 2029, 2033 and 2034.

The Frenchman's Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This arrangement expired in February 2015. We are diligently working to extend this agreement, which, if extended, would relate back to the date of expiration, but we may not be successful. If the arrangement is not extended, we are subject to an income tax rate of 37.4%.

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

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Conrad Chicago	Hilton	11/2005	10 years	Two five-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn Chelsea/New York City	Alliance Hospitality Management	9/2010	10 years	None
Hilton Garden Inn New York City/Times Square Central	Highgate Hotels	1/2011	10 years	One five-year period
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
Hotel Rex	Joie de Vivre Hotels	9/2005	5 years	Month-to-month
Inn at Key West	Remington Hotels	12/2014	10 years	None
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	12/2014	10 years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month

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

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%		25%		5%
Bethesda Marriott Suites	3%		50%	(3)	5%	(4)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	3%		20%	(5)	5%
Conrad Chicago	3%	(6)	15%		4%
Courtyard Denver Downtown	2%	(7)	10%		4%
Courtyard Manhattan/Fifth Avenue	5.5%	(8)	25%		4%
Courtyard Manhattan/Midtown East	5%		25%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%		5.5%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1.5%	(9)	10%		—
Hilton Garden Inn Chelsea/New York City	2%	(14)	10%		—
Hilton Garden Inn New York City/Times Square Central	2.5%	(10)	20%		4%
Hilton Minneapolis	3%		15%		4%
Hotel Rex	3%		10%		4%
Inn at Key West	3%		15%		4%
JW Marriott Denver at Cherry Creek	2.25%	(11)	10%		4%
Lexington Hotel New York	3%		20%		4%
Orlando Airport Marriott	3%		25%		5%
Renaissance Charleston	3.5%		20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	3%		20%		5%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin Fort Lauderdale Beach Resort	2.25%	(12)	15%		4%
Westin San Diego	1.5%	(9)	10%		4%
Westin Washington D.C. City Center	0.75%	(13)	10%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The owner's priority expires in 2027.

(4)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.8 million.

(5)	Calculated as 20% of net operating income before base management fees. There is no owner's priority.

(6)
The base management fee is reduced by the amount in which operating profits do not meet the performance guarantee. The performance guarantee was $8.8 million in 2014 and base management fees were reduced to zero.

(7)
The base management fee is 2.5% of gross revenues if the hotel achieves operating results in excess of 7% of our invested capital and 3% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(8)	The base management fee increases to 6% beginning in fiscal year 2015 for the remainder of the agreement.
(9) The base management fee increased from 1.0% to 1.5% of gross revenues on July 12, 2014. Total management fees are capped at 2.5% of gross revenues.
(10) The base management fee increases to 3% beginning September 1, 2015.

(11)
The base management fee is 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(12) The base management fee decreases to 2% beginning January 1, 2017. The base fee may be reduced in 2015 if the hotel does not meet a specified operating profit threshold, subject to a floor of 1% of gross revenues.

(13)
The base management fee increased from 0.5% to 0.75% of gross revenues on July 1, 2014. The base management fee increases to 1% in 2015, 1.25% in 2016, and 1.5% in 2017 through the remainder of the agreement. An additional base management fee of 0.5% and 0.25% of gross revenues will be earned if the hotel exceeds specified operating profit thresholds during 2015 and 2016, respectively.

(14) The base management fee decreased to 1% for the period from January 1, 2014 through December 31, 2014.

The following is a summary of management fees from continuing operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Base management fees	$21,473	$19,324	$18,757
Incentive management fees	8,554	6,222	5,550
Total management fees	$30,027	$25,546	$24,307

Ten of our hotels earned incentive management fees for the year ended December 31, 2014. Eight of our hotels earned incentive management fees for the year ended December 31, 2013. Five of our hotels earned incentive management fees for the year ended December 31, 2012.

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

We amortized $1.1 million of key money during the year ended December 31, 2014, $2.2 million during the year ended December 31, 2013, and $1.0 million during the year ended December 31, 2012. The amortization for the year ended December 31, 2013 includes $1.1 million of key money written off as a result of the change of hotel manager of the Oak Brook Hills Resort during 2013. This key money write-off is included within other hotel expenses on the accompanying consolidated statement of operations.

In connection with the sale of the Los Angeles Airport Marriott on December 18, 2014, we wrote of $1.1 million of unamortized key money. The key money write-off is included within the gain on sale of hotel properties, net on the accompanying consolidated statement of operations.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our eleven franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	Royalty fee of 5% of gross room sales and program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York (1)	3/2012	20 years	3% of gross room sales (2)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Garden Inn New York/Times Square Central	6/2011	22 years	3% of gross room sales (3); program fee of 4.3% of gross room sales
Westin Fort Lauderdale Beach Resort	12/2014	20 years	6% of gross room sales and 2% of gross food and beverage sales
___________

(1)	The agreement commenced on the date the hotel opened as a Autograph Collection hotel, which was August 19, 2013.

(2)	Increased to 4% on the first anniversary of the agreement. Increases to 5% on the second anniversary of the agreement.
(3) Increases to 4% on the first anniversary of the opening date, which was September 1, 2014, and 5% on the second anniversary of the opening date.

We recorded $15.3 million, $11.4 million and $8.4 million of franchise fees during the fiscal years ended December 31, 2014, 2013, and 2012, respectively, which are included in other hotel expenses on the accompanying consolidated statements of operations.

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

Westin Boston Waterfront Litigation Settlement

In May 2014, we settled a legal action alleging certain issues related to the original construction of the Westin Boston Waterfront Hotel with the contractors and their insurers for $14.0 million in full and complete satisfaction of our claims against the contractors. The settlement resulted in a net gain of $11.0 million. We recorded the settlement net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the year ended December 31, 2014.

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

In addition, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options. The remainder of the land on which the parking garage is constructed is owned by us in fee simple.

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

Ground rent expense was $15.0 million, $15.0 million and $14.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash paid for ground rent was $8.9 million, $8.5 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table reflects the current and future annual rents under our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 4/2087	$630,732 (2)
	Courtyard Manhattan/Fifth Avenue(3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	$1,132,812
		10/2027 - 9/2037	$1,416,015
		10/2037 - 9/2047	$1,770,019
		10/2047 - 9/2057	$2,212,524
		10/2057 - 9/2067	$2,765,655
		10/2067 - 9/2077	$3,457,069
		10/2077 - 9/2085	$4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2013 - 12/2017	$11,305
	Westin Boston Waterfront Hotel (6) (Base rent)	1/2013 - 12/2015	$500,000
		1/2016 - 12/2020	$750,000
		1/2021 - 12/2025	$1,000,000
		1/2026 - 12/2030	$1,500,000
		1/2031 - 12/2035	$1,750,000
		1/2036 - 5/2099	No base rent
	(Percentage rent)	Through 12/2015	0% of annual gross revenue
		1/2016 - 12/2025	1.0% of annual gross revenue
		1/2026 - 12/2035	1.5% of annual gross revenue
		1/2036 - 12/2045	2.75% of annual gross revenue
		1/2046 - 12/2055	3.0% of annual gross revenue
		1/2056 - 12/2065	3.25% of annual gross revenue
		1/2066 - 5/2099	3.5% of annual gross revenue
	Hilton Minneapolis (7)	1/2014 - 12/2014	$6,313,000
		1/2015 - 12/2015	$6,629,000
		1/2016 - 12/2016	$6,960,000
		1/2017 - 12/2017	$7,308,000
		1/2018 - 12/2018	$7,673,000
		1/2019 - 10/2091	Annual real estate taxes
Ground leases under parking garage:	Renaissance Worthington	8/2013 - 7/2022	$40,400
		8/2022 - 7/2037	$46,081
		8/2037 - 7/2052	$51,763
		8/2052 - 7/2067	$57,444
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2014. Rent increases annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2014.

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

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

2015	$10,393
2016	10,671
2017	10,929
2018	11,181
2019	3,186
Thereafter	623,925
$670,285

15. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2014 and 2013, in thousands, are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Note receivable	$—	$—	$50,084	$64,500
Debt	$1,038,330	$1,059,988	$1,091,861	$1,087,516

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The fair value of the note receivable, repaid in full in 2014, is a Level 2 measurement under the fair value hierarchy. We estimated the fair value of the note receivable by discounting the future cash flows related to the carrying value of the note receivable. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

16. Segment Information

We aggregate our operating segments using the criteria established by GAAP, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues from continuing operations and net hotel long-lived assets owned as of December 31, 2014 represented by the following geographical areas as of and for the years ended December 31, 2014, 2013 and 2012:

	Revenues			Net Assets
	2014	2013	2012	2014	2013	2012
	(In thousands)			(In thousands)
Chicago	$132,690	$149,498	$144,260	$436,490	$462,938	$475,900
Los Angeles	64,923	58,608	56,727	—	99,258	154,556
Boston	116,861	102,482	84,512	397,807	399,162	404,800
US Virgin Islands	65,586	62,439	55,753	118,458	120,222	117,506
New York	134,841	95,798	112,279	660,609	516,555	488,154
Minneapolis	49,704	50,097	49,075	131,080	136,255	133,805
Denver	34,206	31,909	29,469	113,670	115,447	116,834
Other	274,051	248,857	194,812	905,876	714,004	717,471
Total	$872,862	$799,688	$726,887	$2,763,990	$2,563,841	$2,609,026

17.  Quarterly Operating Results (Unaudited)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$190,084	$229,934	$229,217	$223,627
Total operating expenses	180,022	174,897	191,045	189,431
Operating income	$10,062	$55,037	$38,172	$34,196
Net income	$4,037	$51,916	$43,808	$63,616
Basic earnings per share	$0.02	$0.27	$0.22	$0.32
Diluted earnings per share	$0.02	$0.26	$0.22	$0.32

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$175,863	$218,013	$204,345	$201,467
Total operating expenses	174,509	186,646	183,400	179,975
Operating income	$1,354	$31,367	$20,945	$21,492
(Loss) income from continuing operations	$(4,799)	$14,120	$7,679	$6,828
Income from discontinued operations	673	952	885	22,727
Net (loss) income	$(4,126)	$15,072	$8,564	$29,555
Basic and diluted (loss) earnings per share:
Continuing operations	$(0.02)	$0.07	$0.04	$0.03
Discontinued operations	0.00	0.01	0.00	0.12
Total	$(0.02)	$0.08	$0.04	$0.15

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2014 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$879	$3,623	$34,382	$38,005	$(8,160)	$29,845	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	1,764	—	47,420	47,420	(11,851)	35,569	2004	40 Years
Boston Westin Waterfront	—	—	273,696	22,029	—	295,725	295,725	(57,698)	238,027	2007	40 Years
Chicago Marriott Downtown	(205,166)	36,900	347,921	19,405	36,900	367,326	404,226	(79,692)	324,534	2006	40 Years
Conrad Chicago	—	31,650	76,961	3,633	31,650	80,594	112,244	(16,029)	96,215	2006	40 Years
Courtyard Denver	—	9,400	36,180	1,223	9,400	37,403	46,803	(3,167)	43,636	2011	40 Years
Courtyard Manhattan/Fifth Avenue	(48,970)	—	34,685	2,695	—	37,380	37,380	(9,324)	28,056	2004	40 Years
Courtyard Manhattan/Midtown East	(86,000)	16,500	54,812	2,600	16,500	57,412	73,912	(14,253)	59,659	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	(56,595)	17,713	50,697	46,859	17,713	97,556	115,269	(15,949)	99,320	2005	40 Years
Hilton Boston Downtown	—	23,262	128,628	2,086	23,262	130,714	153,976	(8,005)	145,971	2012	40 Years
Hilton Burlington	—	9,197	40,644	1,482	9,197	42,126	51,323	(2,586)	48,737	2012	40 Years
Hilton Garden Inn Chelsea/New York City	—	14,800	51,458	386	14,800	51,844	66,644	(5,580)	61,064	2010	40 Years
Hilton Garden Inn/New York Times Square Central	—	60,300	88,896	—	60,300	88,896	149,196	(741)	148,455	2014	40 Years
Hilton Minneapolis	(92,732)	—	129,640	646	—	130,286	130,286	(14,782)	115,504	2010	40 Years
Hotel Rex	—	7,856	21,085	(100)	7,856	20,985	28,841	(1,120)	27,721	2012	40 Years
Inn at Key West	—	32,888	13,371	—	32,888	13,371	46,259	(163)	46,096	2014	40 Years
JW Marriott Denver	(38,552)	9,200	63,183	1,145	9,200	64,328	73,528	(5,756)	67,772	2011	40 Years
Lexington Hotel New York	(170,368)	92,000	229,368	6,239	92,000	235,607	327,607	(20,712)	306,895	2011	40 Years
Orlando Airport Marriott	(55,925)	9,769	57,803	3,747	9,769	61,550	71,319	(13,783)	57,536	2005	40 Years
Renaissance Charleston	—	5,900	32,511	508	5,900	33,019	38,919	(3,589)	35,330	2010	40 Years
Renaissance Worthington	(52,859)	15,500	63,428	3,197	15,500	66,625	82,125	(15,467)	66,658	2005	40 Years
Salt Lake City Marriott Downtown	(61,352)	—	45,815	3,917	855	48,877	49,732	(11,975)	37,757	2004	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(30,058)	3,951	22,720	853	3,951	23,573	27,524	(8,299)	19,225	2004	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	—	54,293	83,227	137,520	(177)	137,343	2014	40 Years
Westin San Diego	(68,937)	22,902	95,617	6,179	22,902	101,796	124,698	(6,049)	118,649	2012	40 Years
Westin Washington, D.C City Center	(70,635)	24,579	122,229	6,254	24,579	128,483	153,062	(7,678)	145,384	2012	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	2,300	5,800	54,763	60,563	(12,877)	47,686	2005	40 Years
Total	$(1,038,149)	$507,983	$2,296,197	$139,926	$508,838	$2,435,268	$2,944,106	$(355,462)	$2,588,644

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2014, 2013 and 2012 is as follows:

Balance at December 31, 2011	$2,623,341
Additions:
Acquisitions	495,999
Capital expenditures	12,756
Deductions:
Dispositions and other	(333,545)
Impairment	(27,711)

Balance at December 31, 2012	$2,770,840
Additions:
Capital expenditures	15,089
Deductions:
Dispositions and other	(61,312)

Balance at December 31, 2013	$2,724,617
Additions:
Acquisitions	332,975
Capital expenditures	26,834
Deductions:
Dispositions and other	(140,320)

Balance at December 31, 2014	$2,944,106

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2014, 2013 and 2012 is as follows:

Balance at December 31, 2011	$262,259
Depreciation and amortization	90,893
Dispositions and other	(76,320)
Balance at December 31, 2012	276,832
Depreciation and amortization	59,393
Dispositions and other	(11,312)
Balance at December 31, 2013	324,913
Depreciation and amortization	59,965
Dispositions and other	(29,416)
Balance at December 31, 2014	$355,462

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,825,486 as of December 31, 2014.