Form 10-Q
period 2015-03-31
DiamondRock Hospitality Co
filed 2015-05-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

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
The registrant had 200,711,085 shares of its $0.01 par value common stock outstanding as of May 8, 2015.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Property and equipment, net	$2,816,015	$2,764,393
Restricted cash	61,817	74,730
Due from hotel managers	88,561	79,827
Favorable lease assets, net	33,338	34,274
Prepaid and other assets	52,040	52,739
Deferred financing costs, net	7,738	8,023
Cash and cash equivalents	87,155	144,365
Total assets	$3,146,664	$3,158,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,034,660	$1,038,330
Senior unsecured credit facility	—	—
Total debt	1,034,660	1,038,330

Deferred income related to key money, net	21,294	21,561
Unfavorable contract liabilities, net	76,101	76,220
Due to hotel managers	62,636	59,169
Dividends declared and unpaid	25,414	20,922
Accounts payable and accrued expenses	105,872	113,162
Total liabilities	1,325,977	1,329,364
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,711,085 and 199,964,041 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,007	2,000
Additional paid-in capital	2,052,091	2,045,755
Accumulated deficit	(233,411)	(218,768)
Total stockholders’ equity	1,820,687	1,828,987
Total liabilities and stockholders’ equity	$3,146,664	$3,158,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2015	2014
Revenues:
Rooms	$144,637	$129,736
Food and beverage	52,333	48,611
Other	11,918	11,737
Total revenues	208,888	190,084
Operating Expenses:
Rooms	38,464	38,105
Food and beverage	35,547	34,500
Management fees	6,201	5,293
Other hotel expenses	76,505	72,476
Depreciation and amortization	24,337	25,123
Impairment of favorable lease asset	786	—
Hotel acquisition costs	232	—
Corporate expenses	5,410	5,188
Gain on insurance proceeds	—	(663)
Total operating expenses, net	187,482	180,022
Operating profit	21,406	10,062
Interest income	(90)	(1,652)
Interest expense	13,219	14,525
Other income, net	(38)	—
Total other expenses, net	13,091	12,873
Income (loss) before income taxes	8,315	(2,811)
Income tax benefit	2,326	6,848
Net income	$10,641	$4,037
Earnings per share:
Basic and diluted earnings per share	$0.05	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$10,641	$4,037
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	24,337	25,123
Corporate asset depreciation as corporate expenses	23	27
Non-cash ground rent	1,507	1,696
Non-cash financing costs, debt premium and interest rate cap as interest	647	708
Amortization of note receivable discount as interest income	—	(696)
Impairment of favorable lease asset	786	—
Amortization of favorable and unfavorable contracts, net	(353)	(353)
Amortization of deferred income	(267)	(272)
Stock-based compensation	1,185	1,047
Changes in assets and liabilities:
Prepaid expenses and other assets	(118)	2,411
Restricted cash	6,744	(7,085)
Due to/from hotel managers	(5,098)	(6,014)
Accounts payable and accrued expenses	(5,634)	(9,785)
Net cash provided by operating activities	34,400	10,844
Cash flows from investing activities:
Hotel capital expenditures	(20,214)	(25,967)
Hotel acquisitions	(55,973)	—
Note receivable principal repayments	—	6,000
Change in restricted cash	6,170	(1,758)
Net cash used in investing activities	(70,017)	(21,725)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,579)	(3,512)
Proceeds from sale of common stock, net	7,829	—
Purchase of interest rate cap	(325)	—
Payment of financing costs	(281)	—
Deposit on new mortgage loan	(1,775)	—
Payment of cash dividends	(20,727)	(16,811)
Repurchase of common stock	(2,735)	(1,898)
Net cash used in financing activities	(21,593)	(22,221)
Net decrease in cash and cash equivalents	(57,210)	(33,102)
Cash and cash equivalents, beginning of period	144,365	144,584
Cash and cash equivalents, end of period	$87,155	$111,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,256	$13,111
Cash paid for income taxes	$108	$87
Capitalized interest	$—	$343
Non-cash Financing Activities:
Unpaid dividends	$25,414	$20,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of March 31, 2015, we owned 28 hotels with 10,709 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, FL; Fort Worth, Texas; Huntington Beach, California; Key West, Florida; Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and currently owns, either directly or indirectly, all of the limited partnership units of our operating partnership.

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed on February 27, 2015.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2015 and the results of our operations and cash flows for the three months ended March 31, 2015 and 2014. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. We have not recognized any impairment loss for our investment in hotel properties during any of the periods presented.

We will classify a hotel as held for sale in the period that we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and related assets and will cease recording depreciation expense. We will classify the assets and related liabilities as held for sale on the balance sheet. We have not classified any of our hotels as held for sale during any of the periods presented.

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

We have elected to be treated as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built-in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local, and/or foreign income taxes.

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

We had no accruals for tax uncertainties as of March 31, 2015 and December 31, 2014.

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

Intangible Assets and Liabilities

Intangible assets and liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. We recognized an impairment loss of $0.8 million during the three months ended March 31, 2015. See Note 4 for further discussion.

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

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. Adoption of this standard will only affect the presentation of our balance sheet. Upon adoption we will reclassify deferred financing costs, net from total assets to be shown net of debt in the liabilities section of our balance sheet.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures, but we do not believe it will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2016, however in April 2015, the FASB proposed to defer the effective date to December 15, 2017. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

3.	Property and Equipment

Property and equipment as of March 31, 2015 and December 31, 2014 consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$528,746	$508,838
Land improvements	7,994	7,994
Buildings	2,475,699	2,427,274
Furniture, fixtures and equipment	441,016	430,873
CIP	12,679	13,784
	3,466,134	3,388,763
Less: accumulated depreciation	(650,119)	(624,370)
	$2,816,015	$2,764,393

As of March 31, 2015, we had accrued capital expenditures of $4.6 million. As of December 31, 2014, we had accrued capital expenditures of $6.2 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.7 million and $3.0 million as of March 31, 2015 and December 31, 2014, respectively, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Westin Boston Waterfront Hotel Ground Lease	$18,239	$18,293
Westin Boston Waterfront Hotel Lease Right	9,045	9,045
Hilton Minneapolis Ground Lease	5,741	5,760
Lexington Hotel New York Tenant Leases	209	1,031
Hilton Boston Downtown Tenant Leases	104	145
	$33,338	$34,274

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the three months ended March 31, 2015 was approximately $0.2 million.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. If we elect not to exercise the option at or before its expiration, the balance of the lease right will be written off in accordance with U.S. GAAP. No impairment loss was recorded for the three months ended March 31, 2015 or 2014. The fair value of the lease right is a Level 3 measurement under the fair value hierarchy (see Note 2) and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. The discount rate is estimated using a risk adjusted rate of return, the estimated participating rents are estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents are based on comparable long-term ground leases in the City of Boston.

During the three months ended March 31, 2015, we evaluated the Lexington Hotel New York favorable tenant leases for recoverability of the carrying value. We expect the lease with one of the retail tenants at the Lexington Hotel New York to terminate during the second quarter of 2015, which is prior to the end of the lease term. We reviewed the favorable lease asset for impairment and concluded that the asset was not realizable and recorded an impairment loss of $0.8 million during the three months ended March 31, 2015.

5. Capital Stock

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the three months ended March 31, 2015, we sold 524,606 shares of our common stock at an average price of $15.18 for net proceeds of $7.8 million. As of May 8, 2015, we have not sold any additional shares under the ATM program subsequent to March 31, 2015.

We have paid the following dividends to holders of our common stock during 2015 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 31, 2015 and December 31, 2014, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,879,185 shares as of March 31, 2015. In addition to these shares, additional shares of common stock could be issued in connection with the market stock unit awards and performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2015 to March 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	514,419	$10.82
Granted	216,159	14.48
Vested	(255,828)	10.39
Unvested balance at March 31, 2015	474,750	$12.72

The remaining share awards are expected to vest as follows: 241,881 shares during 2016, 153,578 shares during 2017 and 79,291 shares during 2018. As of March 31, 2015, the unrecognized compensation cost related to restricted stock awards was $5.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. We recorded $0.7 million of compensation expense related to restricted stock awards for each of the three months ended March 31, 2015 and 2014.

Market Stock Units

Market stock units (“MSUs”) are restricted stock units that vest three years from the date of grant. The actual number of shares issued to each executive officer at the vesting date is based on the Company's total stockholder return over a three-year period. During the three months ended March 31, 2015, the remaining 99,047 outstanding MSUs vested, resulting in the issuance of 148,572 shares of common stock, before income tax withholding. During the three months ended March 31, 2015, we recorded less than $0.1 million of compensation expense. As of March 31, 2015, there are no MSUs remaining.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair value of the awards granted during the three months ended March 31, 2015 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 27, 2015	22.9%	1.01%	$12.13

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2015 to March 31, 2015 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	436,170	$10.95
Granted	218,467	12.13
Additional units from dividends	2,955	15.13
Unvested balance at March 31, 2015	657,592	$11.36

The remaining target units are expected to vest as follows: 232,154 units during 2016, 206,971 units during 2017 and 218,467 units during 2018. As of March 31, 2015, the unrecognized compensation cost related to the PSUs was $4.8 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. For the three months ended March 31, 2015 and 2014, we recorded approximately $0.5 million and $0.2 million, respectively, of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$10,641	$4,037
Denominator:
Weighted-average number of common shares outstanding—basic	200,645,518	195,623,959
Effect of dilutive securities:
Unvested restricted common stock	203,077	205,363
Unexercised stock appreciation rights	2,946	—
Shares related to unvested PSUs	270,692	575,733
Weighted-average number of common shares outstanding—diluted	201,122,233	196,405,055
Earnings per share:
Basic earnings per share	$0.05	$0.02
Diluted earnings per share	$0.05	$0.02

We did not include unexercised stock appreciation rights of 262,461 in our calculation of diluted earnings per share for the three months ended March 31, 2014 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2015 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date

JW Marriott Denver at Cherry Creek	$38,354	6.47%	July 2015
Renaissance Worthington (1)	52,605	5.40%	July 2015
Frenchman’s Reef & Morning Star Marriott Beach Resort	56,306	5.44%	August 2015
Orlando Airport Marriott	55,693	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	204,280	5.975%	April 2016
Courtyard Manhattan / Fifth Avenue	48,798	6.48%	June 2016
Lexington Hotel New York	170,368	LIBOR + 2.25% (2.422% at March 31, 2015)	October 2017 (2)
Marriott Salt Lake City Downtown	61,096	4.25%	November 2020
Hilton Minneapolis	92,337	5.464%	May 2021
Westin Washington D.C. City Center	70,168	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	29,959	3.96%	April 2023
Westin San Diego	68,606	3.94%	April 2023
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024
Debt premium (3)	90
Total mortgage debt	1,034,660
Senior unsecured credit facility	—	LIBOR + 1.75% (1.94% at March 31, 2015)	January 2017 (4)
Total debt	$1,034,660
Weighted-Average Interest Rate		4.82%

_______________________

(1)	Prepaid on April 10, 2015. We entered into a new mortgage loan on April 14, 2015, as described below.

(2)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(3)	Recorded upon our assumption of the JW Marriott Denver at Cherry Creek mortgage debt.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2015, 13 of our 28 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 31, 2015, we are in compliance with the financial covenants of our mortgage debt.

We prepaid the $52.6 million mortgage loan secured by the Renaissance Worthington on April 10, 2015. On April 14, 2015, we entered into a new $85 million mortgage loan secured by the Renaissance Worthington. The new loan matures in May 2025 and bears interest at a fixed rate of 3.66%. The new loan is interest-only for the first two years, after which principal will amortize on a 30-year schedule.

We provided notice to the lender in March 2015 that we intend to prepay the mortgage loan secured by the Frenchman's Reef & Morning Star Beach Resort on May 11, 2015.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2015
Maximum leverage ratio (1)	60%	34.0%
Minimum fixed charge coverage ratio (2)	1.50x	3.1x
Minimum tangible net worth (3)	$1.910 billion	$2.471 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	34.0%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of March 31, 2015, the unencumbered borrowing base included five properties with a borrowing base value of $335 million.

As of March 31, 2015, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.7x. Accordingly, interest on our future borrowings, if any, under the facility will be based on LIBOR plus 175 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million for each of the three months ended March 31, 2015 and 2014. Subsequent to March 31, 2015, we borrowed $45 million under the facility in order to repay the mortgage loan secured by the Renaissance Worthington, which was repaid upon the closing of the new mortgage loan.

9. Acquisitions

On February 6, 2015, we acquired the 157-room Shorebreak Hotel located in Huntington Beach, California for a contractual purchase price of $58.5 million. The acquisition was funded with corporate cash on hand. Upon acquisition of the hotel, we entered into a 10-year management agreement with Kimpton Hotel and Restaurant Group, LLC. The management agreement provides for a base management fee of 1.25% of gross revenues during 2015 and 2.5% of gross revenues thereafter. The agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement.

We own a 95.5% undivided interest in the land underlying the hotel and lease the remaining 4.5% under a long-term ground lease, which expires in 2100, including extension options. In 2021 and at certain points thereafter, we have the option to purchase the 4.5% leasehold interest at the greater of the then current rent divided by 10% or fair market value. We reviewed the terms of the ground lease in conjunction with the hotel purchase accounting and concluded that the terms are unfavorable to us compared with a current market ground lease. As a result, we recorded a $0.3 million unfavorable lease liability. We expect to exercise the leasehold purchase option in 2021. Accordingly, the unfavorable lease liability will be amortized over the remaining term through 2021.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in our acquisition (in thousands):

Shorebreak Hotel
Land	$19,908
Building and improvements	37,525
Furnitures, fixtures and equipment	1,338
Total fixed assets	58,771
Unfavorable lease liability	(349)
Other assets and liabilities, net	401
Total	$58,823

We believe all material adjustments necessary to reflect the effects of acquisitions have been made; however, the amounts recorded are based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed. We will finalize the recorded amounts upon the completion of our valuation analysis of the assets acquired and liabilities assumed.

Acquired properties are included in our results of operations from the date of acquisition. The following unaudited pro forma results of operations (in thousands, except per share data) reflect the acquisition of the Shorebreak Hotel as if it had occurred on January 1, 2014, as well as the Inn at Key West and Westin Fort Lauderdale Beach Resort (both acquired in 2014) as if both had occurred on January 1, 2013. The following pro forma results of operations do not include adjustments reflecting the acquisition of the Hilton Garden Inn Times Square Central, since the hotel opened on September 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three Months Ended March 31,
	2015	2014
Revenues	$210,085	$210,350
Net income	$10,541	$11,420
Earnings per share:
Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.06

For the three months ended March 31, 2015, our condensed consolidated statements of operations include $2.0 million of revenues and $0.1 million of net income related to the operations of the Shorebreak Hotel.

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2015 and December 31, 2014, in thousands, is as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$1,034,660	$1,096,461	$1,038,330	$1,059,988

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

11. Commitments and Contingencies

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

Income Taxes

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired in February 2015. We are diligently working to extend this agreement, which, if extended, would relate back to the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort is subject to an income tax rate of 37.4%. The income tax expense for the three months ended March 31, 2015 related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4%. This expense will be reversed to an amount which reflects the lower rate if the tax agreement is extended.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2015, we owned a portfolio of 28 premium hotels and resorts that contain 10,709 guest rooms. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be the premier allocator of capital in the lodging industry. Our mission is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation and focus on the acquisition, ownership and innovative asset management of high-quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry. In addition, we are committed to maintaining a strong asset management discipline that focuses on maximizing returns through revenue management strategies, cost containment programs and capital improvements. We do all this while maintaining low leverage and balance sheet flexibility.

Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”)).

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. GAAP, as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA) and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of our total revenues for the three months ended March 31, 2015 and is dictated by demand, as measured by occupancy, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2015 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2014 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,198	57.2%	$166.30	$95.07	4.1%
Hilton Minneapolis	Minneapolis, Minnesota	821	66.5%	122.27	81.33	25.3%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	72.8%	204.26	148.73	20.7%
Lexington Hotel New York	New York, New York	725	89.0%	179.33	159.68	6.0%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	73.3%	159.39	116.76	18.3%
Renaissance Worthington	Fort Worth, Texas	504	74.7%	183.43	136.96	5.9%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	89.6%	332.10	297.45	(0.7)%
Orlando Airport Marriott	Orlando, Florida	485	89.8%	140.54	126.23	14.9%
Westin San Diego	San Diego, California	436	81.2%	187.69	152.44	13.4%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	96.8%	228.38	221.18	5.6%
Westin Washington, D.C. City Center	Washington, D.C.	406	72.7%	206.96	150.50	34.6%
Hilton Boston Downtown	Boston, Massachusetts	362	68.7%	207.50	142.59	(4.3)%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	91.5%	391.28	357.99	9.7%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	68.3%	174.77	119.30	3.7%
Courtyard Manhattan/Midtown East	New York, New York	317	85.1%	209.10	178.01	(6.9)%
Conrad Chicago	Chicago, Illinois	312	63.4%	172.24	109.14	(7.2)%
Hilton Garden Inn Times Square Central	New York, New York	282	94.1%	180.70	170.12	N/A
Bethesda Marriott Suites	Bethesda, Maryland	272	56.7%	169.81	96.20	6.1%
Hilton Burlington	Burlington, Vermont	258	63.0%	130.09	81.99	7.6%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	74.2%	259.25	192.29	2.8%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	83.8%	212.12	177.79	(4.5)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	74.7%	214.81	160.45	30.7%
Courtyard Denver Downtown	Denver, Colorado	177	75.1%	188.54	141.56	0.2%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	87.7%	161.81	141.96	(10.9)%
Renaissance Charleston	Charleston, South Carolina	166	89.7%	195.94	175.71	10.7%
Shorebreak Hotel (2)	Huntington Beach, California	157	80.3%	213.28	171.24	5.8%
Inn at Key West	Key West, Florida	106	94.3%	283.02	266.88	10.9%
Hotel Rex	San Francisco, California	94	78.1%	227.49	177.74	24.0%
TOTAL/WEIGHTED AVERAGE		10,709	76.1%	$198.87	$151.29	8.2%
____________________
(1) The percentage change from 2014 RevPAR reflects the comparable period in 2014 to our 2015 ownership period, excluding the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
(2) The hotel was purchased on February 6, 2015. The operating results reflect the period from February 6, 2015 to March 31, 2015.

Highlights and Recent Developments

Shorebreak Hotel Acquisition. On February 6, 2015, we acquired the 157-room Shorebreak Hotel in Huntington Beach, California, for a contractual purchase price of $58.5 million with corporate cash on hand.

Renaissance Worthington Refinancing. On April 14, 2015, we entered into a new $85.0 million mortgage loan secured by the Renaissance Worthington. The new loan matures in May 2025 and bears interest at a fixed rate of 3.66%. The new loan is interest-only for the first two years after which principal will amortize on a 30-year schedule.

Hotel Rebranding. We executed a franchise agreement in April 2015 to affiliate the hotel currently known as the Conrad Chicago with Starwood's Luxury Collection. The conversion to the Luxury Collection is expected to occur during the third quarter of 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Rooms	$144.6	$129.7	11.5%
Food and beverage	52.3	48.6	7.6%
Other	11.9	11.7	1.7%
Total revenues	$208.8	$190.0	9.9%

Our total revenues increased $18.8 million from $190.0 million for the three months ended March 31, 2014 to $208.8 million for the three months ended March 31, 2015. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$2.0 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$16.8 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.9 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$4.4 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$15.2 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$2.0 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding these non-comparable amounts our total revenues increased $13.1 million, or 7.7%.

The following pro forma key hotel operating statistics for the three months ended March 31, 2015 and 2014 assume we owned each of our 28 hotels since January 1, 2014 and excludes the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.

	Three Months Ended March 31,
	2015	2014	% Change
Occupancy %	75.6%	73.1%	2.5 percentage points
ADR	$199.45	$191.28	4.3%
RevPAR	$150.78	$139.75	7.9%

Room revenue increased across all customer segments reflecting the continued improvement in lodging industry fundamentals. Revenue from the leisure transient segment experienced the highest growth at approximately 15%, followed by business transient and group business segments at approximately 6% each.

Food and beverage revenues increased $3.7 million from the three months ended March 31, 2014, which includes amounts that are not comparable year-over-year as follows:

•$1.0 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$4.9 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.2 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$5.7 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$0.5 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding these non-comparable amounts, food and beverage revenues increased $3.2 million, or 7.5%, driven primarily by banquet revenue and, to a lesser extent, outlet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.2 million from the three months ended March 31, 2014. Excluding non-comparable hotels, other revenues increased $0.5 million due primarily to higher parking and resort fees.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014	% Change
Rooms departmental expenses	$38.5	$38.1	1.0%
Food and beverage departmental expenses	35.5	34.5	2.9
Other departmental expenses	4.4	5.5	(20.0)
General and administrative	17.4	16.3	6.7
Utilities	7.2	7.4	(2.7)
Repairs and maintenance	9.1	9.2	(1.1)
Sales and marketing	15.3	13.8	10.9
Franchise fees	4.7	3.3	42.4
Base management fees	5.1	4.7	8.5
Incentive management fees	1.1	0.6	83.3
Property taxes	11.2	10.2	9.8
Other fixed charges	3.5	3.0	16.7
Ground rent—Contractual	2.3	2.2	4.5
Ground rent—Non-cash	1.4	1.6	(12.5)
Total hotel operating expenses	$156.7	$150.4	4.2%

Our hotel operating expenses increased $6.3 million from $150.4 million for the three months ended March 31, 2014 to $156.7 million for the three months ended March 31, 2015. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$3.3 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$13.0 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$1.1 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$3.6 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$8.9 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$1.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding the non-comparable amounts, hotel operating expenses increased $7.7 million from the three months ended March 31, 2014.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.8 million from the three months ended March 31, 2014. The decrease is primarily due to an increase in fully depreciated furniture, fixtures, and equipment, partially offset by depreciation on capital expenditures from our recent hotel renovations.

Impairment of favorable lease asset. We recorded impairment loss of $0.8 million for the three months ended March 31, 2015 on the favorable lease asset related to a tenant lease at the Lexington Hotel New York.

Hotel acquisition costs. We incurred $0.2 million of hotel acquisition costs during the three months ended March 31, 2015 associated with the acquisition of the Shorebreak Hotel. We did not incur any hotel acquisition costs during the three months ended March 31, 2014.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.2 million, from $5.2 million for the three months ended March 31, 2014 to $5.4 million for the three months ended March 31, 2015. The increase is due primarily to employee-related costs, partially offset by a reduction in legal costs in 2015.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue, additional expenses due to the business interruption, and property damage. The gain on insurance proceeds of $0.7 million during the three months ended March 31, 2014 stems from proceeds received to recover property damage losses under our property insurance policy.

Interest income. Interest income decreased $1.6 million from the three months ended March 31, 2014 to the three months ended March 31, 2015. The decrease is primarily due to the prepayment of the Allerton loan on May 21, 2014.

Interest expense. Our interest expense was $13.2 million and $14.5 million for the three months ended March 31, 2015 and 2014, respectively, and comprises the following (in millions):

	Three Months Ended March 31,
	2015	2014
Mortgage debt interest	$12.4	$13.9
Credit facility interest and unused fees	0.2	0.2
Amortization of deferred financing costs and debt premium	0.4	0.7
Capitalized interest	—	(0.3)
Interest rate cap fair value adjustment	0.2	0.0
	$13.2	$14.5

The decrease in mortgage debt interest expense is related to the repayment of the mortgage loan secured by the Los Angeles Airport Marriott in late 2014 in connection with the sale of the hotel and the lower interest rate on the mortgage loan secured by the Lexington Hotel New York during 2015.

Income taxes. We recorded income tax benefit of $2.3 million for the three months ended March 31, 2015 and $6.8 million for the three months ended March 31, 2014. The income tax benefit for the three months ended March 31, 2015 includes $4.2 million of income tax benefit on the $10.2 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by $1.8 million of foreign income tax expense incurred on the $4.7 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax benefit for the three months ended March 31, 2014 includes $8.0 million of income tax benefit incurred on the $19.6 million pre-tax loss of our TRS, offset by $1.1 million of foreign income tax expense incurred on the $5.6 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired in February 2015. We are diligently working to extend this agreement, which, if extended, would relate back to the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef is subject to an income tax rate of 37.4%. The income tax expense of $1.8 million for the three months ended March 31, 2015 related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4%. This expense will be reversed to an amount which reflects the lower rate if the tax agreement is extended.

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

We have mortgage debt with significant upcoming maturities (approximately $95 million remaining in 2015 and approximately $305 million in 2016, excluding regularly scheduled principal payments prior to maturity). We believe we have the ability to address these maturities, as well as other capital needs, with a combination of the following:

•	refinancing proceeds on existing encumbered hotels;

•	borrowing capacity on our existing unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	capacity under our $200 million senior unsecured credit facility; and

•	annual free cash flow from operations.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units or preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of March 31, 2015, we had $1.0 billion of debt outstanding with a weighted average interest rate of 4.82% and a weighted average maturity date of approximately 3.7 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, full capacity on our senior unsecured credit facility and 13 of our 28 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

2015 Debt Maturities

On April 14, 2015, we entered into a new $85 million mortgage loan secured by the Renaissance Worthington. The new loan matures in May 2025 and bears interest at a fixed rate of 3.66%. The new loan is interest-only for the first two years after which principal will amortize on a 30-year schedule. The hotel was previously encumbered by a $52.6 million mortgage loan bearing interest at a fixed rate of 5.40%, which was prepaid in full on April 10, 2015.

We notified the lender in March 2015 that we intend to prepay the mortgage loan secured by the Frenchman's Reef & Morning Star Marriott Beach Resort in May 2015. The loan bears interest at a fixed rate of 5.44% and had an outstanding principal balance of $56.3 million as of March 31, 2015. The Company expects to prepay the loan with the excess proceeds from the Renaissance Worthington refinancing and corporate cash on hand.

We currently expect to refinance the mortgage loan secured by the JW Marriott Denver at Cherry Creek during the second quarter of 2015. The existing loan bears interest at a fixed rate of 6.47% and had an outstanding principal balance of $38.4 million as of March 31, 2015.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of March 31, 2015, we had no outstanding borrowings under our senior unsecured credit facility.

Senior Unsecured Credit Facility

We are party to a five-year, $200 million unsecured credit facility expiring in January 2017. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our senior unsecured credit facility and from time to time, proceeds from our “at-the-market” equity offering program (“ATM program”). Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of March 31, 2015, we had $87.2 million of unrestricted corporate cash, $61.8 million of restricted cash, and $200.0 million borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $34.4 million for the three months ended March 31, 2015. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $70.0 million for the three months ended March 31, 2015, primarily as a result of $56.0 million paid for the acquisition of the Shorebreak Hotel and capital expenditures at our hotels of $20.2 million, partially offset by the net return of $6.2 million from lender reserves.

Our net cash used in financing activities was $21.6 million for the three months ended March 31, 2015 and consisted primarily of $20.7 million of dividend payments, $2.7 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $3.6 million of scheduled mortgage debt principal payments and $1.8 million for the deposit on the Renaissance Worthington refinancing, partially offset by $7.8 million in net proceeds from our ATM program.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2015 will be the net cash flow from hotel operations and proceeds from refinancing activity. We expect our estimated uses of cash for the remainder of the year ending December 31, 2015 will comprise of capital expenditures, as more fully described below, the prepayment of the Frenchman's Reef mortgage loan, repayment of the JW Marriott Denver at Cherry Creek mortgage loan, regularly scheduled debt service payments, dividends, corporate expenses and hotel acquisitions, if any.

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

We have paid the following dividends to holders of our common stock during 2015:

Payment Date	Record Date	Dividend per Share
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2015, we have set aside $39.2 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

We expect to spend approximately $85 million on capital improvements in 2015, which includes the following significant projects:

•	Hilton Boston Downtown: We renovated approximately 90 rooms at the hotel, which included the addition of 41 rooms. The project was substantially completed during the first quarter of 2015.

•
Chicago Marriott Downtown: We are planning to complete a multi-year guest room renovation at the hotel. Marriott is contributing to the cost of the renovation through an amendment to the hotel's management agreement, which is discussed further below. The amendment is expected to reduce management fees by approximately $1.8 million in 2015. The first phase of the guest room renovation, which consisted of 200 rooms, including all 25 suites, was successfully completed during the first quarter of 2015. We also added Marriott's new prototype F&B grab-and-go outlet in the hotel's lobby. The second phase of the guest room renovation will be completed during the seasonally slow winter months over the next three years and is not expected to result in material disruption.

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow winter months of late 2015 and early 2016.

•
Luxury Collection Hotel Chicago: We expect to renovate and reposition the hotel currently known as the Conrad Chicago during the next two seasonally slow winter seasons in connection with the rebranding of the hotel. We are currently finalizing the cost and timing of this project.

We spent approximately $20.2 million on capital improvements at our hotels during the three months ended March 31, 2015, which primarily related to the the addition of 41 rooms at the Hilton Boston Downtown and the first phase of guest room renovation at the Chicago Marriott Downtown.

Also during the three months ended March 31, 2015, we entered into an amendment to our management agreement with Marriott for the Chicago Marriott Downtown. Under the amendment, we committed to completing the multi-year renovation at the hotel in exchange for adjustments to the incentive management fee ("IMF") calculation under the hotel management agreement. The amendment, which became effective on April 1, 2015, reduces IMF for the remaining term of the management agreement. The reduction is achieved by reducing the percentage of operating profit paid to Marriott from 20% to 18% and deducting base management fees and certain owner-funded capital from operating profit for purposes of calculating IMF. The amendment is expected to reduce management fees by approximately $1.8 million in 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: EBITDA, Adjusted EBITDA, FFO and Adjusted FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with U.S. GAAP. EBITDA, Adjusted EBITDA, FFO and Adjusted FFO, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company.

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

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income determined in accordance with U.S. GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its results.

Adjustments to EBITDA and FFO

We adjust EBITDA and FFO when evaluating our performance because we believe that the exclusion of certain additional recurring and non-recurring items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with U.S. GAAP net income, EBITDA and FFO, is beneficial to an investor's complete understanding of our operating performance. We adjust EBITDA and FFO for the following items:

•	Non-Cash Ground Rent: We exclude the non-cash expense incurred from the straight line recognition of rent from our ground lease obligations and the non-cash amortization of our favorable lease assets.

•
Non-Cash Amortization of Favorable and Unfavorable Contracts: We exclude the non-cash amortization of the favorable and unfavorable contract assets recorded in conjunction with certain acquisitions. The amortization of the favorable and unfavorable contracts does not reflect the underlying operating performance of our hotels.

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

•	Acquisition Costs: We exclude acquisition transaction costs expensed during the period because we believe they do not reflect the underlying performance of the Company.

•	Allerton Loan: We excluded the gain from the prepayment of the loan in 2014.

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, hotel pre-opening costs, hotel manager transition costs, contract termination fees, severance costs, gains or losses from legal settlements, bargain purchase gains and insurance proceeds.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income	$10,641	$4,037
Interest expense	13,219	14,525
Income tax benefit	(2,326)	(6,848)
Real estate related depreciation and amortization	24,337	25,123
EBITDA	45,871	36,837
Non-cash ground rent	1,507	1,696
Non-cash amortization of favorable and unfavorable contracts, net	(353)	(353)
Gain on insurance proceeds	—	(663)
Hotel acquisition costs	232	36
Hotel manager transition and pre-opening costs	467	14
Impairment of favorable lease asset	786	—
Reversal of previously recognized Allerton income	—	(291)
Adjusted EBITDA	$48,510	$37,276
_____________

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2015	2014

Net income	$10,641	$4,037
Real estate related depreciation and amortization	24,337	25,123
Impairment of favorable lease asset	786	—
FFO	35,764	29,160
Non-cash ground rent	1,507	1,696
Non-cash amortization of favorable and unfavorable contracts, net	(353)	(353)
Gain on insurance proceeds	—	(663)
Hotel acquisition costs	232	36
Hotel manager transition and pre-opening costs	467	14
Reversal of previously recognized Allerton income	—	(291)
Fair value adjustments to debt instruments	80	(85)
Adjusted FFO	$37,697	$29,514
___________

Use and Limitations of Non-GAAP Financial Measures

Our management and board of directors use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. The use of these non-GAAP financial measures has certain limitations. These non-GAAP financial measures as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable U.S. GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP. They should not be considered as alternatives to operating profit, cash flow from operations, or any other operating performance measure prescribed by U.S. GAAP. These non-GAAP financial measures reflect additional ways of viewing our operations that we believe, when viewed with our U.S. GAAP results and the reconciliations to the corresponding U.S. GAAP financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures may limit the ability of our management companies to raise room rates.

Seasonality

The operations of hotels historically have been seasonal depending on location, and accordingly, we expect some seasonality in our business. In general, our hotels have lower revenue, operating income and cash flows during the first quarter of each year and higher revenue, operating income and cash flows during the third quarter of each year.

New Accounting Pronouncements Not Yet Implemented

See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated interim financial statements for additional information relating to recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2015 was $1.0 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.4 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2015	—		$—	$100,000
February 1 - February 28, 2015	181,962	$14.48	—	$100,000
March 1 - March 31, 2015	—		$—	$100,000
____________________

(1)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

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

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 8, 2015

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)