Form 10-Q
period 2015-06-30
DiamondRock Hospitality Co
filed 2015-08-07
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

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
The registrant had 200,735,245 shares of its $0.01 par value common stock outstanding as of August 7, 2015.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Property and equipment, net	$2,896,383	$2,764,393
Restricted cash	60,203	74,730
Due from hotel managers	100,323	79,827
Favorable lease assets, net	24,171	34,274
Prepaid and other assets	54,314	52,739
Deferred financing costs, net	7,751	8,023
Cash and cash equivalents	84,123	144,365
Total assets	$3,227,268	$3,158,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,007,326	$1,038,330
Senior unsecured credit facility	90,000	—
Total debt	1,097,326	1,038,330

Deferred income related to key money, net	21,027	21,561
Unfavorable contract liabilities, net	75,613	76,220
Due to hotel managers	66,965	59,169
Dividends declared and unpaid	25,479	20,922
Accounts payable and accrued expenses	118,786	113,162
Total liabilities	1,405,196	1,329,364
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,735,245 and 199,964,041 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,007	2,000
Additional paid-in capital	2,053,938	2,045,755
Accumulated deficit	(233,873)	(218,768)
Total stockholders’ equity	1,822,072	1,828,987
Total liabilities and stockholders’ equity	$3,227,268	$3,158,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenues:
Rooms	$181,563	$165,088	$326,199	$294,824
Food and beverage	56,073	52,182	108,406	100,793
Other	12,165	12,664	24,084	24,401
Total revenues	249,801	229,934	458,689	420,018
Operating Expenses:
Rooms	41,993	41,143	80,457	79,248
Food and beverage	35,355	34,693	70,901	69,193
Management fees	8,903	8,459	15,103	13,752
Other hotel expenses	77,546	72,393	154,052	144,869
Depreciation and amortization	25,574	25,126	49,911	50,249
Impairment losses	9,675	—	10,461	—
Hotel acquisition costs	260	—	492	—
Corporate expenses	6,331	4,690	11,741	9,878
Gain on insurance proceeds	—	(608)	—	(1,271)
Gain on litigation settlement, net	—	(10,999)	—	(10,999)
Total operating expenses, net	205,637	174,897	393,118	354,919
Operating profit	44,164	55,037	65,571	65,099
Interest income	(60)	(957)	(150)	(2,609)
Interest expense	12,838	14,600	26,056	29,125
Gain on sale of hotel property	—	(1,290)	—	(1,290)
Gain on prepayment of note receivable	—	(13,550)	—	(13,550)
Other income, net	(167)	—	(204)	—
Total other expenses (income), net	12,611	(1,197)	25,702	11,676
Income before income taxes	31,553	56,234	39,869	53,423
Income tax (expense) benefit	(6,731)	(4,318)	(4,405)	2,530
Net income	$24,822	$51,916	$35,464	$55,953
Earnings per share:
Basic earnings per share	$0.12	$0.27	$0.18	$0.29
Diluted earnings per share	$0.12	$0.26	$0.18	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$35,464	$55,953
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	49,911	50,249
Corporate asset depreciation as corporate expenses	43	53
Gain on sale of hotel property	—	(1,290)
Gain on prepayment of note receivable	—	(13,550)
Non-cash ground rent	2,987	3,292
Non-cash financing costs, debt premium and interest rate cap as interest	1,262	1,410
Amortization of note receivable discount as interest income	—	(1,075)
Impairment losses	10,461	—
Amortization of favorable and unfavorable contracts, net	(727)	(705)
Amortization of deferred income	(534)	(545)
Stock-based compensation	3,000	2,687
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,896)	(1,975)
Restricted cash	9,116	(9,156)
Due to/from hotel managers	(11,976)	(14,585)
Accounts payable and accrued expenses	5,832	(5,001)
Net cash provided by operating activities	99,943	65,762
Cash flows from investing activities:
Hotel capital expenditures	(32,199)	(40,415)
Hotel acquisitions	(150,400)	—
Net proceeds from sale of hotel property	—	23,650
Note receivable principal repayments	—	64,500
Change in restricted cash	5,412	2,576
Net cash (used in) provided by investing activities	(177,187)	50,311
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,001)	(7,268)
Proceeds from sale of common stock, net	7,766	—
Proceeds from mortgage debt	85,000	—
Repayments of mortgage debt	(108,821)	—
Draws on senior unsecured credit facility	135,000	41,320
Repayments of senior unsecured credit facility	(45,000)	—
Purchase of interest rate cap	(325)	—
Payment of financing costs	(955)	(192)
Deposit on new mortgage loan	(75)	(1,820)
Payment of cash dividends	(45,852)	(36,899)
Repurchase of common stock	(2,735)	(1,898)
Net cash provided by (used in) financing activities	17,002	(6,757)
Net (decrease) increase in cash and cash equivalents	(60,242)	109,316
Cash and cash equivalents, beginning of period	144,365	144,584
Cash and cash equivalents, end of period	$84,123	$253,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,748	$27,416
Cash paid for income taxes	$507	$220
Capitalized interest	$—	$687
Non-cash Financing Activities:
Unpaid dividends	$25,479	$20,395

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

As of June 30, 2015, we owned 29 hotels with 10,936 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, FL; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2015, the results of our operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We have elected to be treated as a real estate investment trust (“REIT”) under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built-in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local, and/or foreign income taxes.

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

We had no accruals for tax uncertainties as of June 30, 2015 and December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2017. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

3.	Property and Equipment

Property and equipment as of June 30, 2015 and December 31, 2014 consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$578,338	$508,838
Land improvements	7,994	7,994
Buildings	2,526,698	2,427,274
Furniture, fixtures and equipment	450,601	430,873
CIP	8,883	13,784
	3,572,514	3,388,763
Less: accumulated depreciation	(676,131)	(624,370)
	$2,896,383	$2,764,393

As of June 30, 2015, we had accrued capital expenditures of $5.0 million. As of December 31, 2014, we had accrued capital expenditures of $6.2 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.8 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Westin Boston Waterfront Hotel Ground Lease	$18,184	$18,293
Westin Boston Waterfront Hotel Lease Right	—	9,045
Hilton Minneapolis Ground Lease	5,724	5,760
Lexington Hotel New York Tenant Leases	201	1,031
Hilton Boston Downtown Tenant Leases	62	145
	$24,171	$34,274

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the three months and six months ended June 30, 2015 was approximately $0.1 million and $0.3 million, respectively.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The option expires in 2016. We do not amortize the lease right but review the asset for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. During the second quarter of 2015, we decided not to exercise the option to acquire the leasehold interest and recorded an impairment loss of $9.6 million, which includes the write-off of $0.6 million of other assets related to the lease right included within prepaid and other assets on the accompanying condensed consolidated balance sheets.

During the first quarter of 2015, we evaluated the Lexington Hotel New York favorable tenant leases for recoverability of the carrying value. The lease with one of the retail tenants at the Lexington Hotel New York was expected to terminate prior to the end of the lease term. We reviewed the favorable lease asset for impairment and concluded that the asset was not realizable and recorded an impairment loss of $0.8 million during the first quarter of 2015. The lease terminated in June 2015.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. In January 2015, we sold 524,606 shares of our common stock at an average price of $15.18 for net proceeds of $7.8 million. We have not sold any additional shares since January 2015 and there is $128.3 million remaining under the ATM program.

We have paid the following dividends to holders of our common stock during 2015 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 30, 2015 and December 31, 2014, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,916,133 shares as of June 30, 2015. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2015 to June 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	514,419	$10.82
Granted	216,159	14.48
Forfeited	(183)	9.08
Vested	(255,828)	10.39
Unvested balance at June 30, 2015	474,567	$12.72

The remaining share awards are expected to vest as follows: 241,698 shares during 2016, 153,578 shares during 2017 and 79,291 shares during 2018. As of June 30, 2015, the unrecognized compensation cost related to restricted stock awards was $5.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.7 million and $1.4 million of compensation expense related to restricted stock awards for each of the three and six months ended June 30, 2015 and 2014, respectively.

Market Stock Units

Market stock units (“MSUs”) are restricted stock units that vest three years from the date of grant. The actual number of shares issued to each executive officer at the vesting date is based on the Company's total stockholder return over a three-year period. In March 2015, the remaining 99,047 outstanding MSUs vested, resulting in the issuance of 148,572 shares of common stock, before income tax withholding. There are no MSUs remaining following this vesting. We recorded no compensation expense related to MSUs for the three months ended June 30, 2015 and less than $0.1 million for the six months ended June 30, 2015. We recorded $0.1 million and $0.2 million of compensation expense related to MSUs for the three and six months ended June 30, 2014, respectively.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair value of the awards granted during the six months ended June 30, 2015 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 27, 2015	22.9%	1.01%	$12.13

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2015 to June 30, 2015 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	436,170	$10.95
Granted	218,467	12.13
Additional units from dividends	8,847	14.34
Unvested balance at June 30, 2015	663,484	$11.39

The remaining target units are expected to vest as follows: 234,234 units during 2016, 208,826 units during 2017 and 220,424 units during 2018. As of June 30, 2015, the unrecognized compensation cost related to the PSUs was $4.2 million and is expected to be recognized on a straight-line basis over a weighted average period of 25 months. We recorded $0.6 million and $1.1 million of compensation expense related to the PSUs for the three and six months ended June 30, 2015, respectively. We recorded $0.4 million and $0.6 million of compensation expense related to the PSUs for the three and six months ended June 30, 2014, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$24,822	$51,916	$35,464	$55,953
Denominator:
Weighted-average number of common shares outstanding—basic	200,830,064	195,776,924	200,738,301	195,700,864
Effect of dilutive securities:
Unvested restricted common stock	80,538	134,737	143,882	181,803
Unexercised stock appreciation rights	1,425	—	2,212	—
Shares related to unvested PSUs	230,720	335,057	230,720	335,057
Weighted-average number of common shares outstanding—diluted	201,142,747	196,246,718	201,115,115	196,217,724
Earnings per share:
Basic earnings per share	$0.12	$0.27	$0.18	$0.29
Diluted earnings per share	$0.12	$0.26	$0.18	$0.29

We did not include unexercised stock appreciation rights of 262,461 in our calculation of diluted earnings per share for the three and six months ended June 30, 2014 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2015 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
JW Marriott Denver at Cherry Creek (1)	$38,055	6.47%	July 2015
Orlando Airport Marriott	55,475	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	203,449	5.975%	April 2016
Courtyard Manhattan / Fifth Avenue	48,640	6.48%	June 2016
Lexington Hotel New York	170,368	LIBOR + 2.25% (2.434% at June 30, 2015)	October 2017 (2)
Marriott Salt Lake City Downtown	60,734	4.25%	November 2020
Hilton Minneapolis	91,789	5.464%	May 2021
Westin Washington D.C. City Center	69,711	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	29,819	3.96%	April 2023
Westin San Diego	68,286	3.94%	April 2023
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024
Renaissance Worthington	85,000	3.66%	May 2025
Total mortgage debt	1,007,326
Senior unsecured credit facility	90,000	LIBOR + 1.75% (1.94% at June 30, 2015)	January 2017 (3)
Total debt	$1,097,326
Weighted-Average Interest Rate		4.43%
_______________________

(1)	The loan was repaid on July 1, 2015, at which time we entered into a new $65 million mortgage loan, as described below.

(2)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2015, 12 of our 29 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 30, 2015, we are in compliance with the financial covenants of our mortgage debt.

On April 10, 2015, we repaid the $52.6 million mortgage loan secured by the Renaissance Worthington three months prior to the scheduled maturity date. On April 14, 2015, we entered into a new $85.0 million mortgage loan secured by the Renaissance Worthington. The new loan matures in 2025 and bears interest at a fixed rate of 3.66%. The new loan is interest-only for the first two years, after which principal will amortize on a 30-year schedule.

On May 11, 2015, we repaid the mortgage loan secured by the Frenchman's Reef & Morning Star Beach Resort three months prior to the scheduled maturity date. The loan had an outstanding principal balance of $56.2 million and incurred interest at a fixed rate of 5.44%.

On July 1, 2015, we repaid the $38.1 million mortgage loan secured by the JW Marriott Denver at Cherry Creek and entered into a new $65.0 million mortgage loan. The new loan matures in 2025 and bears interest at a fixed rate of 4.33%. The new loan is interest-only for the first year, after which principal will amortize on a 30-year schedule.

Senior Unsecured Credit Facility

We are party to a $200 million senior unsecured credit facility, which expires in January 2017. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. We also have the right to increase the amount of the facility up to $400 million with lender approval. Interest is paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon additional margin amount. The applicable margin is based upon the Company’s ratio of net indebtedness to EBITDA, as follows:

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2015
Maximum leverage ratio (1)	60%	34.1%
Minimum fixed charge coverage ratio (2)	1.50x	3.3x
Minimum tangible net worth (3)	$1.91 billion	$2.50 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	31.3%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of June 30, 2015, the unencumbered borrowing base included five properties with a borrowing base value of $329 million.

As of June 30, 2015, we had $90.0 million outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.70x. Accordingly, interest on our current and future borrowings, if any, under the facility will be based on LIBOR plus 175 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million for the three months ended June 30, 2015 and 2014. We incurred interest and unused credit facility fees on the facility of $0.4 million for the six months ended June 30, 2015 and 2014. Subsequent to June 30, 2015, we have repaid $50.0 million of borrowings outstanding under the facility.

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

On June 30, 2015, we acquired the 184-suite Sheraton Suites Key West located in Key West, Florida for a contractual purchase price of $94.0 million. The acquisition was funded with a combination of corporate cash on hand and a draw on our senior unsecured credit facility. We assumed the existing management agreement with Ocean Properties, which expires in July 2027 and provides for a base management fee of 3.0% of gross revenues and an incentive management fee of 10% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Shorebreak Hotel	Sheraton Suites Key West
Land	$19,908	$49,592
Building and improvements	37,525	43,030
Furnitures, fixtures and equipment	1,338	1,378
Total fixed assets	58,771	94,000
Unfavorable lease liability	(349)	—
Other assets and liabilities, net	401	428
Total	$58,823	$94,428

We believe all material adjustments necessary to reflect the effects of the acquisitions have been made; however, the amounts recorded are based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed. We will finalize the recorded amounts upon the completion of our valuation analysis of the assets acquired and liabilities assumed.

Acquired properties are included in our results of operations from the date of acquisition. The following pro forma financial information presents our results of operations (in thousands, except per share data) as if the hotels acquired in 2015 and 2014 were acquired on January 1, 2014 and January 1, 2013, respectively. The pro forma financial information does not include the Hilton Garden Inn Times Square Central, since the hotel opened on September 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three Months Ended June 30,		Six Months Ending June 30,
	2015	2014	2015	2014
Revenues	$254,304	$250,858	$470,247	$466,686
Net income	$26,073	$53,382	39,017	66,834
Earnings per share:
Basic earnings per share	$0.13	$0.27	$0.19	$0.34
Diluted earnings per share	$0.13	$0.27	$0.19	$0.34

For the three and six months ended June 30, 2015, our condensed consolidated statements of operations include $3.8 million and $5.8 million, respectively, of revenues and $0.7 million and $0.8 million, respectively, of net income related to the operations of the Shorebreak Hotel and Sheraton Suites Key West.

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2015 and December 31, 2014, in thousands, is as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$1,097,326	$1,022,723	$1,038,330	$1,059,988

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

Income Taxes

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Island ("USVI") income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired February 14, 2015. We are diligently working to extend this agreement, which, if extended, we anticipate would relate back to the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef & Morning Star Marriott Beach Resort will remain subject to an income tax rate of 37.4%. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4% from February 15, 2015 to June 30, 2015. The tax expense recorded at the statutory rate will be reversed to an amount which reflects the lower rate if the tax agreement is extended.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2015, we owned a portfolio of 29 premium hotels and resorts that contain 10,936 guest rooms. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 71% of our total revenues for the six months ended June 30, 2015 and is dictated by demand, as measured by occupancy, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the six months ended June 30, 2015 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2014 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,200	71.1%	$213.90	$152.18	9.5%
Hilton Minneapolis	Minneapolis, Minnesota	821	75.3%	141.89	106.78	8.4%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	77.3%	234.85	181.44	7.9%
Lexington Hotel New York	New York, New York	725	92.2%	224.30	206.81	4.7%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	74.2%	154.92	114.92	15.8%
Renaissance Worthington	Fort Worth, Texas	504	72.9%	184.05	134.25	6.2%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	88.5%	287.65	254.47	3.0%
Orlando Airport Marriott	Orlando, Florida	485	82.7%	126.62	104.73	9.8%
Westin San Diego	San Diego, California	436	83.8%	186.76	156.55	12.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	90.7%	202.13	183.39	4.6%
Westin Washington, D.C. City Center	Washington, D.C.	406	80.0%	234.49	187.68	29.1%
Hilton Boston Downtown	Boston, Massachusetts	403	79.1%	270.15	213.69	3.3%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	71.8%	307.06	220.58	9.3%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	73.1%	165.05	120.67	3.2%
Courtyard Manhattan/Midtown East	New York, New York	317	89.7%	249.30	223.70	(5.0)%
Conrad Chicago	Chicago, Illinois	312	73.4%	213.82	156.92	(7.4)%
Hilton Garden Inn Times Square Central	New York, New York	282	96.4%	230.42	222.03	N/A
Bethesda Marriott Suites	Bethesda, Maryland	272	67.1%	177.33	118.95	6.9%
Hilton Burlington	Burlington, Vermont	258	73.9%	149.26	110.35	7.4%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	77.8%	270.71	210.50	3.6%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	87.8%	252.85	221.92	(2.5)%
Sheraton Suites Key West (2)	Key West, Florida	184	96.7%	305.23	295.28	68.8%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	79.4%	253.07	200.87	14.9%
Courtyard Denver Downtown	Denver, Colorado	177	78.8%	198.69	156.66	3.6%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	92.2%	205.97	190.00	(4.6)%
Renaissance Charleston	Charleston, South Carolina	166	91.3%	225.84	206.24	8.3%
Shorebreak Hotel (3)	Huntington Beach, California	157	81.0%	221.99	179.92	6.8%
Inn at Key West	Key West, Florida	106	92.4%	247.13	228.44	8.7%
Hotel Rex	San Francisco, California	94	84.2%	226.72	190.82	20.7%
TOTAL/WEIGHTED AVERAGE		10,936	79.9%	$211.38	$168.91	7.6%
____________________
(1) The percentage change from 2014 RevPAR reflects the comparable period in 2014 to our 2015 ownership period, excluding the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
(2) The hotel was purchased on June 30, 2015. The operating results reflect our one day of ownership.
(3) The hotel was purchased on February 6, 2015. The operating results reflect the period from February 6, 2015 through June 30, 2015.

Highlights and Recent Developments

Hotel Acquisitions. On February 6, 2015, we acquired the 157-room Shorebreak Hotel in Huntington Beach, California, for a contractual purchase price of $58.5 million. On June 30, 2015, we acquired the 184-suite Sheraton Suites Key West located in Key West, Florida for a contractual purchase price of $94.0 million.

Hotel Financing Activity. On April 14, 2015, we refinanced the Renaissance Worthington with a new mortgage loan. The new loan has a principal balance of $85.0 million and bears interest at a fixed rate of 3.66%. On May 11, 2015, we repaid the mortgage loan secured by the Frenchman's Reef & Morning Star Beach Resort. On July 1, 2015, we refinanced the JW Marriott Denver at Cherry Creek with a new mortgage loan. The new loan has a principal balance of $65.0 million and bears interest at a fixed rate of 4.33%.

Hotel Rebranding. We executed a franchise agreement in April 2015 to affiliate the hotel currently known as the Conrad Chicago with Starwood's Luxury Collection. The conversion to the Luxury Collection is expected to occur during the third quarter of 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2015	2014	% Change
Rooms	$181.5	$165.1	9.9%
Food and beverage	56.1	52.2	7.5%
Other	12.2	12.6	(3.2)%
Total revenues	$249.8	$229.9	8.7%

Our total revenues increased $19.9 million from $229.9 million for the three months ended June 30, 2014 to $249.8 million for the three months ended June 30, 2015. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$0.3 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$16.8 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.2 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$7.1 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$10.6 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$3.7 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$0.1 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts our total revenues increased $13.3 million, or 6.3%.

The following pro forma key hotel operating statistics for the three months ended June 30, 2015 and 2014 assume we owned each of our 29 hotels since January 1, 2014 and excludes the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.

	Three Months Ended June 30,
	2015	2014	% Change
Occupancy %	83.5%	83.1%	0.4 percentage points
ADR	$220.97	$209.21	5.6%
RevPAR	$184.50	$174.13	6.0%

Room revenue increased across all customer segments reflecting the continued improvement in lodging industry fundamentals. Revenue from the leisure transient segment experienced the highest growth at 12.6%, followed by group business at 6.7% growth and business transient at 5.5% growth.

Food and beverage revenues increased $3.9 million from the three months ended June 30, 2014, which includes amounts that are not comparable quarter-over-quarter as follows:

•$0.2 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$4.9 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.2 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$3.8 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$0.9 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding these non-comparable amounts, food and beverage revenues increased $4.1 million, or 8.7%, driven primarily by banquet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $0.4 million from the three months ended June 30, 2014.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2015	2014	% Change
Rooms departmental expenses	$42.0	$41.1	2.2%
Food and beverage departmental expenses	35.4	34.7	2.0
Other departmental expenses	4.2	4.8	(12.5)
General and administrative	18.4	17.2	7.0
Utilities	6.5	6.4	1.6
Repairs and maintenance	8.9	9.1	(2.2)
Sales and marketing	17.0	15.2	11.8
Franchise fees	5.2	3.8	36.8
Base management fees	6.3	5.6	12.5
Incentive management fees	2.6	2.9	(10.3)
Property taxes	10.7	9.5	12.6
Other fixed charges	2.8	2.7	3.7
Ground rent—Contractual	2.4	2.2	9.1
Ground rent—Non-cash	1.4	1.5	(6.7)
Total hotel operating expenses	$163.8	$156.7	4.5%

Our hotel operating expenses increased $7.1 million from $156.7 million for the three months ended June 30, 2014 to $163.8 million for the three months ended June 30, 2015. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$0.5 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$13.2 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$1.1 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$4.3 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$7.4 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$2.5 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding the non-comparable amounts, hotel operating expenses increased $5.5 million, or 3.9%, from the three months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.4 million from the three months ended June 30, 2014. The increase is primarily due to depreciation on capital expenditures from our recent hotel renovations, partially offset by an increase in fully depreciated furniture, fixtures and equipment.

Impairment losses. We recorded an impairment loss of $9.7 million for the three months ended June 30, 2015 primarily related to the option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel. During the second quarter of 2015, we decided not to exercise the option and wrote off the favorable lease asset and other assets related to the option.

Hotel acquisition costs. We incurred $0.3 million of hotel acquisition costs during the three months ended June 30, 2015 associated with the acquisition of the Sheraton Suites Key West.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.6 million, from $4.7 million for the three months ended June 30, 2014 to $6.3 million for the three months ended June 30, 2015. The increase is due primarily to the reimbursement of $1.8 million of previously incurred legal and other costs from the proceeds of the Westin Boston Waterfront litigation settlement in 2014.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue, additional expenses due to the business interruption, and property damage. The gain on insurance proceeds of $0.6 million during the three months ended June 30, 2014 relates to proceeds received to recover property damage losses under our property insurance policy.

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

Interest income. Interest income decreased $0.9 million from the three months ended June 30, 2014 to the three months ended June 30, 2015. The decrease is primarily due to interest income on the Allerton loan in 2014, which was prepaid on May 21, 2014.

Interest expense. Our interest expense was $12.8 million and $14.6 million for the three months ended June 30, 2015 and 2014, respectively, and comprises the following (in millions):

	Three Months Ended June 30,
	2015	2014
Mortgage debt interest	$12.0	$14.0
Credit facility interest and unused fees	0.2	0.2
Amortization of deferred financing costs and debt premium	0.5	0.7
Capitalized interest	—	(0.3)
Interest rate cap fair value adjustment	0.1	—
	$12.8	$14.6

The decrease in mortgage debt interest expense is primarily related to the repayment of the mortgage loan secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in the December 2014, the prepayment of the mortgage loan secured by Frenchman's Reef in May 2015, and the amendment to the mortgage loan secured by the Lexington Hotel New York in October 2014, which reduced the interest rate.

Gain on sale of hotel property. On April 14, 2014, we sold the Oak Brook Hills Resort for $30.1 million, which resulted in a net gain of $1.3 million.

Gain on prepayment of note receivable. On May 21, 2014, we received $58.5 million in the prepayment of the senior mortgage loan secured by Allerton Hotel. As a result of the prepayment, we recorded a gain of $13.6 million.

Income taxes. We recorded income tax expense of $6.7 million for the three months ended June 30, 2015 and $4.3 million for the three months ended June 30, 2014. The income tax expense for the three months ended June 30, 2015 includes $6.5 million of income tax expense on the $16.0 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.1 million of foreign income tax expense incurred on the $2.2 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax expense for the three months ended June 30, 2014 includes $4.0 million of income tax expense incurred on the $9.8 million pre-tax income of our TRS, $0.2 million of foreign income tax expense, net, incurred on the $1.2 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island ("USVI") income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired February 14, 2015. We are diligently working to extend this agreement, which, if extended, would relate back to the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef will remain subject to an income tax rate of 37.4%. The income tax expense for the three months ended June 30, 2015 related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4%. This expense will be reversed to an amount which reflects the lower rate if the tax agreement is extended.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2015	2014	% Change
Rooms	$326.2	$294.8	10.7%
Food and beverage	108.4	100.8	7.5%
Other	24.1	24.4	(1.2)%
Total revenues	$458.7	$420.0	9.2%

Our total revenues increased $38.7 million from $420.0 million for the six months ended June 30, 2014 to $458.7 million for the six months ended June 30, 2015. This increase includes amounts that are not comparable period-over-period as follows:

•$2.3 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$33.6 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$5.0 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$11.6 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$25.7 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$5.7 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$0.1 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts our total revenues increased $26.5 million, or 6.9%.

The following pro forma key hotel operating statistics for the six months ended June 30, 2015 and 2014 assume we owned each of our 29 hotels since January 1, 2014 and excludes the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.

	Six Months Ended June 30,
	2015	2014	% Change
Occupancy %	79.8%	78.4%	1.4 percentage points
ADR	$212.01	$201.92	5.0%
RevPAR	$169.09	$158.26	6.8%

Room revenue increased across all customer segments reflecting the continued improvement in lodging industry fundamentals. Revenue from the leisure transient segment experienced the highest growth at 14.0%, followed by group business at 6.7% growth and business transient at 5.1% growth.

Food and beverage revenues increased $7.6 million from the six months ended June 30, 2014, which includes amounts that are not comparable period-over-period as follows:

•$1.2 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$9.8 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.4 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$9.5 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$1.4 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding these non-comparable amounts, food and beverage revenues increased $7.3 million, or 8.1%, driven primarily by banquet revenue and, to a lesser extent, outlet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $0.3 million from the six months ended June 30, 2014.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2015	2014	% Change
Rooms departmental expenses	$80.5	$79.2	1.6%
Food and beverage departmental expenses	70.9	69.2	2.5
Other departmental expenses	8.6	10.3	(16.5)
General and administrative	35.8	33.5	6.9
Utilities	13.7	13.7	—
Repairs and maintenance	18.0	18.3	(1.6)
Sales and marketing	32.3	29.0	11.4
Franchise fees	10.0	7.1	40.8
Base management fees	11.4	10.3	10.7
Incentive management fees	3.7	3.5	5.7
Property taxes	21.8	19.7	10.7
Other fixed charges	6.2	5.8	6.9
Ground rent—Contractual	4.7	4.4	6.8
Ground rent—Non-cash	2.9	3.1	(6.5)
Total hotel operating expenses	$320.5	$307.1	4.4%

Our hotel operating expenses increased $13.4 million from $307.1 million for the six months ended June 30, 2014 to $320.5 million for the six months ended June 30, 2015. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$3.8 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$26.2 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.1 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$7.2 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$16.3 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$3.8 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

Excluding the non-comparable amounts, hotel operating expenses increased $14.0 million, or 5.0%, from the six months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.3 million from the six months ended June 30, 2014. The decrease is primarily due to an increase in fully depreciated furniture, fixtures and equipment, partially offset by depreciation on capital expenditures from our recent hotel renovations.

Impairment losses. We recorded an impairment loss of $0.8 million for the six months ended June 30, 2015 on the favorable lease asset related to a tenant lease at the Lexington Hotel New York. We also recorded an impairment loss of $9.7 million for the six months ended June 30, 2015 primarily related to the option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel. During the second quarter of 2015, we decided not to exercise the option and wrote off the favorable lease asset and other assets related to the option.

Hotel acquisition costs. We incurred $0.5 million of hotel acquisition costs during the six months ended June 30, 2015 associated with the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.9 million period over period. The increase is due primarily to the reimbursement of $1.8 million of previously incurred legal and other costs from the proceeds of the Westin Boston Waterfront litigation settlement in 2014 and higher employee-related costs in 2015.

Gain on insurance proceeds. In June 2013, an electrical fire caused the Lexington Hotel New York to lose power, which resulted in lost revenue, additional expenses due to the business interruption, and property damage. The gain on insurance proceeds of $1.3 million during the six months ended June 30, 2014 relates to proceeds received to recover property damage losses under our property insurance policy.

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

Interest income. Interest income decreased $2.5 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. The decrease is primarily due to interest income on the Allerton loan in 2014, which was prepaid on May 21, 2014.

Interest expense. Our interest expense was $26.1 million and $29.1 million for the six months ended June 30, 2015 and 2014, respectively, and comprises the following (in millions):

	Six Months Ended June 30,
	2015	2014
Mortgage debt interest	$24.5	$27.9
Credit facility interest and unused fees	0.4	0.4
Amortization of deferred financing costs and debt premium	0.9	1.4
Capitalized interest	—	(0.7)
Interest rate cap fair value adjustment	0.3	0.1
	$26.1	$29.1

The decrease in mortgage debt interest expense is related to the repayment of the mortgage loan secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in December 2014, the prepayment of the mortgage loan secured by Frenchman's Reef in the May 2015, and the amendment to the mortgage loan secured by the Lexington Hotel New York in October 2014, which reduced the interest rate.

Gain on prepayment of note receivable. On May 21, 2014, we received $58.5 million in the prepayment of the senior mortgage loan secured by Allerton Hotel. As a result of the prepayment, we recorded a gain of $13.6 million.

Gain on sale of hotel property. On April 14, 2014, we sold the Oak Brook Hills Resort for $30.1 million, which resulted in a net gain of $1.3 million.

Income taxes. We recorded income tax expense of $4.4 million for the six months ended June 30, 2015 and income tax benefit of $2.5 million for the six months ended June 30, 2014. The income tax expense for the six months ended June 30, 2015 includes $2.4 million of income tax expense on the $5.8 million pre-tax income of our TRS, $1.9 million of foreign income tax expense incurred on the $6.9 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax benefit for the six months ended June 30, 2014 includes $4.0 million of income tax benefit incurred on the $9.8 million pre-tax loss of our TRS, offset by $1.4 million of foreign income tax expense incurred on the $6.8 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to USVI income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired February 14, 2015. We are diligently working to extend this agreement, which, if extended, we anticipate would relate back to the date of expiration, but we may not be successful. If the agreement is not extended, the TRS that owns Frenchman’s Reef will remain subject to an income tax rate of 37.4%. The income tax expense for the period from February 15, 2015 to June 30, 2015 related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4%. The tax expense recorded at the statutory rate will be reversed to an amount which reflects the lower rate if the tax agreement is extended.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, debt repayments upon maturity and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash provided by hotel operations, existing cash balances, equity issuances, refinancing proceeds for debt due at maturity and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances.

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

We have mortgage debt with significant upcoming maturities (approximately $305 million in 2016, excluding regularly scheduled principal payments prior to maturity). We believe we have the ability to address these maturities, as well as other capital needs, with a combination of the following:

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2015, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.43% and a weighted average maturity date of approximately 4.0 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 17 of our 29 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

2015 Debt Maturities

On April 14, 2015, we refinanced the Renaissance Worthington with a new 10-year mortgage loan. The new loan has a principal balance of $85.0 million and bears interest at a fixed rate of 3.66%. The new loan is interest-only for the first two years after which principal will amortize on a 30-year schedule. The hotel was previously encumbered by a mortgage loan with an outstanding principal balance of $52.6 million and a fixed interest rate of 5.40%, which was repaid in full on April 10, 2015.

On May 11, 2015, we repaid the mortgage loan secured by the Frenchman's Reef & Morning Star Beach Resort three months prior to the scheduled maturity date. The loan had an outstanding principal balance of $56.2 million and a fixed interest rate of 5.44%.

On July 1, 2015, we refinanced the JW Marriott Denver at Cherry Creek with a new 10-year mortgage loan. The new loan has a principal balance of $65.0 million and bears interest at a fixed rate of 4.33%. The new loan is interest-only for the first year, after which principal will amortize on a 30-year schedule. The hotel was previously encumbered by a $38.1 million mortgage loan with an outstanding principal balance of $38.1 million and a fixed interest rate of 6.47%, which was repaid in full on July 1, 2015.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a five-year, $200 million senior unsecured credit facility expiring in January 2017. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of June 30, 2015, we had $90.0 million of borrowings under our senior unsecured credit facility. Subsequent to June 30, 2015, we have repaid $50.0 million of outstanding borrowings under the facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, borrowings under mortgage debt and our senior unsecured credit facility and from time to time, proceeds from our “at-the-market” equity offering program (“ATM program”). Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of June 30, 2015, we had $84.1 million of unrestricted corporate cash and $60.2 million of restricted cash, as well as additional borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $99.9 million for the six months ended June 30, 2015. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $177.2 million for the six months ended June 30, 2015, which consisted of $150.4 million paid for the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West and capital expenditures at our hotels of $32.2 million, partially offset by the net return of $5.4 million from lender reserves.

Our net cash provided by financing activities was $17.0 million for the six months ended June 30, 2015 and consisted primarily of net draws of $90.0 million on our senior unsecured credit facility, $85.0 million of proceeds from new mortgage debt and $7.8 million in net proceeds from our ATM program, partially offset by $108.8 million of repayments of mortgage debt, $45.9 million of dividend payments, $2.7 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations and $7.0 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2015 will be the net cash flow from hotel operations and proceeds from financing activity. We expect our estimated uses of cash for the remainder of the year ending December 31, 2015 will comprise of capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends, corporate expenses and hotel acquisitions, if any.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income so as to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS), which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

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

We have paid the following dividends to holders of our common stock during 2015:

Payment Date	Record Date	Dividend per Share
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2015, we have set aside $46.7 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

We expect to spend approximately $85 million on capital improvements in 2015, which includes the following significant projects:

•
Hilton Boston Downtown: We renovated approximately 90 rooms at the hotel, creating an incremental 41 guest rooms, as a return on investment project. The project was completed during the second quarter of 2015.

•
Chicago Marriott Downtown: We commenced a multi-year guest room renovation at the hotel. Marriott is contributing to the cost of the renovation through an amendment to the hotel's management agreement to reduce management fees for the remaining term of the management agreement, which is discussed further below. The first phase of the guest room renovation, which consisted of 140 rooms, was completed during the first quarter of 2015. We also added Marriott's new prototype F&B grab-and-go outlet in the hotel's lobby. The second phase of the guest room renovation will be completed during the seasonally slow winter months over the next three years and is not expected to result in material disruption.

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow winter months of late 2015 and early 2016.

•
Luxury Collection Hotel Chicago: We expect to renovate and reposition the hotel currently known as the Conrad Chicago during the next two seasonally slow winter seasons in connection with the rebranding. We are currently finalizing the cost of this project.

We spent approximately $32.2 million on capital improvements at our hotels during the six months ended June 30, 2015, primarily related to the addition of 41 guest rooms at the Hilton Boston Downtown and the first phase of guest room renovation at the Chicago Marriott Downtown.

In connection with the Chicago Marriott Downtown renovation discussed above, we entered into an amendment to our management agreement with Marriott for the hotel. Under the amendment, we committed to completing the multi-year renovation at the hotel in exchange for adjustments to the incentive management fee ("IMF") calculation under the hotel management agreement. The amendment, which became effective on April 1, 2015, reduces IMF for the remaining term of the management agreement. The reduction is achieved by reducing the percentage of operating profit paid to Marriott from 20% to 18% and deducting base management fees and certain owner-funded capital from operating profit for purposes of calculating IMF. The amendment is expected to reduce management fees by approximately $1.8 million in 2015.

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

EBITDA and FFO

EBITDA represents net income excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. We believe EBITDA is useful to an investor in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization) from our operating results. In addition, covenants included in our debt agreements use EBITDA as a measure of financial compliance. We also use EBITDA as one measure in determining the value of hotel acquisitions and dispositions.

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income determined in accordance with U.S. GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its results.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$24,822	$51,916	$35,464	$55,953
Interest expense	12,838	14,600	26,056	29,125
Income tax expense (benefit)	6,731	4,318	4,405	(2,530)
Real estate related depreciation and amortization	25,574	25,126	49,911	50,249
EBITDA	69,965	95,960	115,836	132,797
Non-cash ground rent	1,479	1,596	2,987	3,292
Non-cash amortization of favorable and unfavorable contracts, net	(374)	(353)	(727)	(705)
Gain on sale of hotel property	—	(1,290)	—	(1,290)
Gain on insurance proceeds	—	(608)	—	(1,271)
Gain on litigation settlement (1)	—	(10,999)	—	(10,999)
Gain on prepayment of note receivable	—	(13,550)	—	(13,550)
Hotel acquisition costs	260	45	492	81
Hotel manager transition and pre-opening costs	66	272	534	286
Impairment losses	9,675	—	10,461	—
Reversal of previously recognized Allerton income	—	(162)	—	(453)
Adjusted EBITDA	$81,071	$70,911	$129,583	$108,188
_____________

(1) Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the three months ended June 30, 2014.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$24,822	$51,916	$35,464	$55,953
Real estate related depreciation and amortization	25,574	25,126	49,911	50,249
Impairment losses	9,675	—	10,461	—
Gain on sale of hotel property	—	(1,290)	—	(1,290)
FFO	60,071	75,752	95,836	104,912
Non-cash ground rent	1,479	1,596	2,987	3,292
Non-cash amortization of favorable and unfavorable contracts, net	(374)	(353)	(727)	(705)
Gain on insurance proceeds	—	(608)	—	(1,271)
Gain on litigation settlement (1)	—	(10,999)	—	(10,999)
Gain on prepayment of note receivable	—	(13,550)	—	(13,550)
Hotel acquisition costs	260	45	492	81
Hotel manager transition and pre-opening costs	66	272	534	286
Reversal of previously recognized Allerton income	—	(162)	—	(453)
Fair value adjustments to debt instruments	(14)	(90)	66	(175)
Adjusted FFO	$61,488	$51,903	$99,188	$81,418
___________

(1) Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses during the three months ended June 30, 2014.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2015 was $1.1 billion, of which $260.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.7 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2015	—		$—	$100,000
May 1 - May 31, 2015	—		$—	$100,000
June 1 - June 30, 2015	—		$—	$100,000
____________________

(1)
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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 7, 2015

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)