Form 10-Q
period 2015-09-30
DiamondRock Hospitality Co
filed 2015-11-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

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
The registrant had 200,741,777 shares of its $0.01 par value common stock outstanding as of November 6, 2015.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Property and equipment, net	$2,885,190	$2,764,393
Restricted cash	55,656	74,730
Due from hotel managers	102,222	79,827
Favorable lease assets, net	24,057	34,274
Prepaid and other assets	53,671	52,739
Deferred financing costs, net	7,574	8,023
Cash and cash equivalents	61,977	144,365
Total assets	$3,190,347	$3,158,351
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,031,198	$1,038,330
Senior unsecured credit facility	25,000	—
Total debt	1,056,198	1,038,330

Deferred income related to key money, net	20,722	21,561
Unfavorable contract liabilities, net	75,135	76,220
Due to hotel managers	68,399	59,169
Dividends declared and unpaid	25,540	20,922
Accounts payable and accrued expenses	121,600	113,162
Total liabilities	1,367,594	1,329,364
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,741,777 and 199,964,041 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,007	2,000
Additional paid-in capital	2,055,467	2,045,755
Accumulated deficit	(234,721)	(218,768)
Total stockholders’ equity	1,822,753	1,828,987
Total liabilities and stockholders’ equity	$3,190,347	$3,158,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues:
Rooms	$178,529	$171,047	$504,729	$465,871
Food and beverage	47,256	45,504	155,662	146,297
Other	12,717	12,666	36,801	37,067
Total revenues	238,502	229,217	697,192	649,235
Operating Expenses:
Rooms	42,415	42,534	122,872	121,783
Food and beverage	32,143	32,662	103,044	101,855
Management fees	7,562	8,330	22,665	22,083
Other hotel expenses	83,358	75,180	237,410	220,335
Depreciation and amortization	25,107	25,327	75,018	75,576
Impairment losses	—	—	10,461	—
Hotel acquisition costs	453	1,198	945	1,279
Corporate expenses	6,048	6,368	17,790	15,878
Gain on insurance proceeds	—	(554)	—	(1,825)
Gain on litigation settlement, net	—	—	—	(10,999)
Total operating expenses, net	197,086	191,045	590,205	545,965
Operating profit	41,416	38,172	106,987	103,270
Interest income	(35)	(156)	(185)	(2,766)
Interest expense	12,907	14,691	38,963	43,816
Loss (Gain) on sale of hotel property	—	40	—	(1,251)
Gain on hotel property acquisition	—	(23,894)	—	(23,894)
Gain on prepayment of note receivable	—	—	—	(13,550)
Other income, net	(91)	(50)	(295)	(50)
Total other expenses (income), net	12,781	(9,369)	38,483	2,305
Income before income taxes	28,635	47,541	68,504	100,965
Income tax expense	(4,171)	(3,733)	(8,576)	(1,203)
Net income	$24,464	$43,808	$59,928	$99,762
Earnings per share:
Basic earnings per share	$0.12	$0.22	$0.30	$0.51
Diluted earnings per share	$0.12	$0.22	$0.30	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$59,928	$99,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,018	75,576
Corporate asset depreciation as corporate expenses	63	79
Gain on sale of hotel property	—	(1,251)
Gain on prepayment of note receivable	—	(13,550)
Loss on early extinguishment of debt	—	61
Gain on hotel property acquisition	—	(23,894)
Non-cash ground rent	4,454	4,880
Non-cash financing costs, debt premium and interest rate cap as interest	1,715	2,085
Amortization of note receivable discount as interest income	—	(1,075)
Impairment losses	10,461	—
Amortization of favorable and unfavorable contracts, net	(1,134)	(1,058)
Amortization of deferred income related to key money	(839)	(818)
Stock-based compensation	4,403	4,105
Changes in assets and liabilities:
Prepaid expenses and other assets	(4,445)	687
Restricted cash	13,338	(13,003)
Due to/from hotel managers	(12,441)	(16,245)
Accounts payable and accrued expenses	7,300	(702)
Net cash provided by operating activities	157,821	115,639
Cash flows from investing activities:
Hotel capital expenditures	(46,141)	(56,091)
Hotel acquisitions	(150,400)	(148,376)
Net proceeds from sale of hotel property	—	23,610
Note receivable principal repayments	—	64,500
Change in restricted cash	5,737	3,701
Net cash used in investing activities	(190,804)	(112,656)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(10,075)	(10,966)
Proceeds from sale of common stock, net	7,796	—
Proceeds from mortgage debt	150,000	86,000
Repayments of mortgage debt	(146,876)	(41,315)
Draws on senior unsecured credit facility	135,000	41,320
Repayments of senior unsecured credit facility	(110,000)	(41,320)
Purchase of interest rate cap	(325)	—
Payment of financing costs	(1,182)	(3,330)
Payment of cash dividends	(71,008)	(56,989)
Repurchase of common stock	(2,735)	(1,898)
Net cash used in financing activities	(49,405)	(28,498)
Net decrease in cash and cash equivalents	(82,388)	(25,515)
Cash and cash equivalents, beginning of period	144,365	144,584
Cash and cash equivalents, end of period	$61,977	$119,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$36,326	$41,953
Cash paid for income taxes	$798	$266
Capitalized interest	$—	$914
Non-cash Financing Activities:
Unpaid dividends	$25,540	$20,452

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

As of September 30, 2015, we owned 29 hotels with 10,928 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, FL; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2015, the results of our operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We had no accruals for tax uncertainties as of September 30, 2015 and December 31, 2014.

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures, but we do not believe it will have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures, but we do not believe it will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

3.	Property and Equipment

Property and equipment as of September 30, 2015 and December 31, 2014 consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$578,338	$508,838
Land improvements	7,994	7,994
Buildings	2,532,599	2,427,274
Furniture, fixtures and equipment	452,464	430,873
CIP	15,272	13,784
	3,586,667	3,388,763
Less: accumulated depreciation	(701,477)	(624,370)
	$2,885,190	$2,764,393

As of September 30, 2015, we had accrued capital expenditures of $5.2 million. As of December 31, 2014, we had accrued capital expenditures of $6.2 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.5 million and $3.0 million as of September 30, 2015 and December 31, 2014, respectively, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Westin Boston Waterfront Hotel Ground Lease	$18,131	$18,293
Westin Boston Waterfront Hotel Lease Right	—	9,045
Hilton Minneapolis Ground Lease	5,704	5,760
Lexington Hotel New York Tenant Leases	193	1,031
Hilton Boston Downtown Tenant Leases	29	145
	$24,057	$34,274

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the three months and nine months ended September 30, 2015 was approximately $0.1 million and $0.4 million, respectively.

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

On November 4, 2015, our board of directors approved a share repurchase program authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program will be made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock since the program started.

We have paid the following dividends to holders of our common stock during 2015 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250
October 13, 2015	September 30, 2015	$0.1250

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 30, 2015 and December 31, 2014, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,923,651 shares as of September 30, 2015. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2015 to September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	514,419	$10.82
Granted	216,159	14.48
Forfeited	(183)	9.08
Vested	(255,828)	10.39
Unvested balance at September 30, 2015	474,567	$12.72

The remaining share awards are expected to vest as follows: 241,698 shares during 2016, 153,578 shares during 2017 and 79,291 shares during 2018. As of September 30, 2015, the unrecognized compensation cost related to restricted stock awards was $4.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.7 million and $1.0 million, respectively, of compensation expense related to restricted stock awards for each of the three months ended September 30, 2015 and 2014. We recorded $2.1 million and $2.4 million, respectively, of compensation expenses related to restricted stock awards for each of the nine months ended September 30, 2015 and 2014.

Market Stock Units

Market stock units (“MSUs”) are restricted stock units that vest three years from the date of grant. The actual number of shares issued to each executive officer at the vesting date is based on the Company's total stockholder return over a three-year period. In March 2015, the remaining 99,047 outstanding MSUs vested, resulting in the issuance of 148,572 shares of common stock, before income tax withholding. There are no MSUs remaining following this vesting. We recorded no compensation expense related to MSUs for the three months ended September 30, 2015 and less than $0.1 million for the nine months ended September 30, 2015. We recorded $0.1 million and $0.2 million of compensation expense related to MSUs for the three and nine months ended September 30, 2014, respectively.

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

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair value of the awards granted during the nine months ended September 30, 2015 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 27, 2015	22.9%	1.01%	$12.13

The simulations also considered the share performance of the Company and the peer group. A summary of our PSUs from January 1, 2015 to September 30, 2015 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	436,170	$10.95
Granted	218,467	12.13
Additional units from dividends	14,977	14.01
Unvested balance at September 30, 2015	669,614	$11.40

The remaining target units are expected to vest as follows: 236,398 units during 2016, 210,756 units during 2017 and 222,460 units during 2018. As of September 30, 2015, the unrecognized compensation cost related to the PSUs was $3.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $0.6 million and $0.4 million of compensation expense related to the PSUs for the three months ended September 30, 2015 and 2014, respectively. We recorded $1.7 million and $1.0 million of compensation expense related to the PSUs for the nine months ended September 30, 2015 and 2014, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$24,464	$43,808	$59,928	$99,762
Denominator:
Weighted-average number of common shares outstanding—basic	200,852,072	195,796,772	200,776,641	195,733,185
Effect of dilutive securities:
Unvested restricted common stock	99,873	215,834	130,349	193,477
Unexercised stock appreciation rights	—	7,512	1,387	—
Shares related to unvested PSUs	215,714	414,655	215,714	414,655
Weighted-average number of common shares outstanding—diluted	201,167,659	196,434,773	201,124,091	196,341,317
Earnings per share:
Basic earnings per share	$0.12	$0.22	$0.30	$0.51
Diluted earnings per share	$0.12	$0.22	$0.30	$0.51

We did not include unexercised stock appreciation rights of 20,770 and 262,461 for the three months ended September 30, 2015 and the nine months ended September 30, 2014, respectively, as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2015 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
Orlando Airport Marriott (1)	$55,254	5.68%	January 2016
Chicago Marriott Downtown Magnificent Mile	202,604	5.975%	April 2016
Courtyard Manhattan / Fifth Avenue	48,480	6.48%	June 2016
Lexington Hotel New York	170,368	LIBOR + 2.25% (2.447% at September 30, 2015)	October 2017 (2)
Marriott Salt Lake City Downtown	60,369	4.25%	November 2020
Hilton Minneapolis	91,231	5.464%	May 2021
Westin Washington D.C. City Center	69,250	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	29,679	3.96%	April 2023
Westin San Diego	67,963	3.94%	April 2023
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024
Renaissance Worthington	85,000	3.66%	May 2025
JW Marriott Denver at Cherry Creek	65,000	4.33%	July 2025
Total mortgage debt	1,031,198
Senior unsecured credit facility	25,000	LIBOR + 1.75% (1.94% at September 30, 2015)	January 2017 (3)
Total debt	$1,056,198
Weighted-Average Interest Rate		4.50%
_______________________

(1)	The loan was prepaid on October 9, 2015, three months prior to the scheduled maturity date.

(2)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2015, 12 of our 29 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of September 30, 2015, we are in compliance with the financial covenants of our mortgage debt.

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

On October 9, 2015, we repaid the mortgage loan secured by the Orlando Airport Marriott three months prior to the scheduled maturity date. The loan had an outstanding principal balance of $55.3 million and incurred interest at a fixed rate of 5.68%.

On October 27, 2015, we entered into a new $205.0 million mortgage loan secured by the Westin Boston Waterfront Hotel. The new loan matures in 2025, bears interest at a fixed interest rate of 4.36% and will amortize on a 30-year schedule.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2015
Maximum leverage ratio (1)	60%	32.9%
Minimum fixed charge coverage ratio (2)	1.50x	3.5x
Minimum tangible net worth (3)	$1.91 billion	$2.52 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	32.1%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of September 30, 2015, the unencumbered borrowing base included five properties with a borrowing base value of $319 million.

As of September 30, 2015, we had $25.0 million outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.55x. Accordingly, interest on our current and future borrowings, if any, under the facility will be based on LIBOR plus 175 basis points for the next quarter. We incurred interest and unused credit facility fees on the facility of $0.4 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. We incurred interest and unused credit facility fees on the facility of $0.8 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively. Subsequent to September 30, 2015, we borrowed an incremental $60.0 million on the facility to fund the prepayment of the mortgage loan secured by the Orlando Airport Marriott. Following the closing of the mortgage loan secured by the Westin Boston Waterfront Hotel, we repaid the $85.0 million outstanding under the facility.

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

	Three Months Ended September 30,		Nine Months Ending September 30,
	2015	2014	2015	2014
Revenues	$238,502	$245,358	$708,750	$711,481
Net income	$24,464	$44,624	$63,481	$110,724
Earnings per share:
Basic earnings per share	$0.12	$0.23	$0.32	$0.57
Diluted earnings per share	$0.12	$0.23	$0.32	$0.56

For the three and nine months ended September 30, 2015, our condensed consolidated statements of operations include $7.9 million and $13.7 million, respectively, of revenues and $2.3 million and $3.0 million, respectively, of net income related to the operations of the Shorebreak Hotel and Sheraton Suites Key West.

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2015 and December 31, 2014, in thousands, is as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$1,056,198	$1,058,655	$1,038,330	$1,059,988

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

Income Taxes

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Island ("USVI") income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4% from February 15, 2015 through September 30, 2015. Subsequent to September 30, 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to February 15, 2015. Accordingly, the income tax expense and deferred tax assets and liabilities will be adjusted during the fourth quarter to reflect the lower rate from February 15, 2015.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2015, we owned a portfolio of 29 premium hotels and resorts that contain 10,928 guest rooms. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of our total revenues for the nine months ended September 30, 2015 and is dictated by demand, as measured by occupancy, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2015 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2014 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,200	75.6%	$219.01	$165.49	6.0%
Hilton Minneapolis	Minneapolis, Minnesota	821	77.6%	147.36	114.34	1.8%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	80.8%	240.01	193.90	7.8%
Lexington Hotel New York	New York, New York	725	92.9%	238.68	221.81	3.9%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	73.8%	158.13	116.67	13.6%
Renaissance Worthington	Fort Worth, Texas	504	70.3%	181.28	127.47	4.1%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	84.2%	255.49	215.07	1.1%
Orlando Airport Marriott	Orlando, Florida	485	78.5%	119.41	93.74	10.9%
Westin San Diego	San Diego, California	436	86.0%	187.95	161.73	12.7%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	86.4%	182.12	157.31	4.1%
Westin Washington, D.C. City Center	Washington, D.C.	410	82.8%	215.77	178.60	16.2%
Hilton Boston Downtown	Boston, Massachusetts	403	84.9%	286.90	243.46	5.8%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	71.8%	261.69	187.77	7.1%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	74.9%	164.07	122.89	4.6%
Courtyard Manhattan/Midtown East	New York, New York	317	89.7%	260.63	233.68	(6.3)%
The Gwen Chicago (2)	Chicago, Illinois	300	74.6%	220.65	164.56	(11.4)%
Hilton Garden Inn Times Square Central (3)	New York, New York	282	97.0%	242.32	235.05	52.3%
Bethesda Marriott Suites	Bethesda, Maryland	272	67.1%	169.30	113.62	5.1%
Hilton Burlington	Burlington, Vermont	258	78.7%	173.28	136.36	4.3%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	80.9%	271.88	219.84	3.6%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	88.8%	261.65	232.22	(4.2)%
Sheraton Suites Key West (4)	Key West, Florida	184	80.3%	222.73	178.95	14.0%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	83.9%	276.28	231.66	9.5%
Courtyard Denver Downtown	Denver, Colorado	177	80.8%	204.66	165.31	4.2%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	94.4%	221.78	209.44	1.5%
Renaissance Charleston	Charleston, South Carolina	166	90.6%	218.44	197.92	6.4%
Shorebreak Hotel (5)	Huntington Beach, California	157	82.0%	238.32	195.34	3.6%
Inn at Key West	Key West, Florida	106	88.6%	226.21	200.40	7.2%
Hotel Rex	San Francisco, California	94	85.2%	238.66	203.23	12.2%
TOTAL/WEIGHTED AVERAGE		10,928	81.0%	$212.34	$171.98	5.1%
____________________
(1) The percentage change from 2014 RevPAR reflects the comparable period in 2014 to our 2015 ownership period, but excludes the Hilton Garden Inn Times Square Central from January 1, 2015 to August 31, 2015 since the hotel opened on September 1, 2014.
(2) The hotel formerly known as the Conrad Chicago converted to The Gwen, a Luxury Collection Hotel, on September 1, 2015.
(3) The hotel opened on September 1, 2014. The percentage change in RevPAR includes operations from September 1, 2015 to September 30, 2015 to reflect the comparable period in 2014.
(4) The hotel was purchased on June 30, 2015. The operating results reflect the period from June 30, 2015 through September 30, 2015.
(5) The hotel was purchased on February 6, 2015. The operating results reflect the period from February 6, 2015 through September 30, 2015.

Highlights and Recent Developments

Hotel Acquisitions. On February 6, 2015, we acquired the 157-room Shorebreak Hotel in Huntington Beach, California, for a contractual purchase price of $58.5 million. On June 30, 2015, we acquired the 184-suite Sheraton Suites Key West located in Key West, Florida for a contractual purchase price of $94.0 million.

Hotel Financing Activity. On April 14, 2015, we refinanced the Renaissance Worthington with a new mortgage loan. The new loan has a principal balance of $85.0 million and bears interest at a fixed rate of 3.66%. On May 11, 2015, we repaid the mortgage loan secured by the Frenchman's Reef & Morning Star Beach Resort. On July 1, 2015, we refinanced the JW Marriott Denver at Cherry Creek with a new mortgage loan. The new loan has a principal balance of $65.0 million and bears interest at a fixed rate of 4.33%. On October 9, 2015, we repaid the mortgage loan secured by the Orlando Airport Marriott. On October 27, 2015, we entered into a new mortgage loan secured by the Westin Boston Waterfront Hotel. The new loan has a principal balance of $205.0 million and bears interest at a fixed rate of 4.36%.

Hotel Rebranding. We executed a franchise agreement in April 2015 to affiliate the hotel formerly known as the Conrad Chicago with Starwood's Luxury Collection. The conversion to The Gwen, a Luxury Collection Hotel, occurred on September 1, 2015.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2015	2014	% Change
Rooms	$178.5	$171.0	4.4%
Food and beverage	47.3	45.5	4.0%
Other	12.7	12.7	—%
Total revenues	$238.5	$229.2	4.1%

Our total revenues increased $9.3 million from $229.2 million for the three months ended September 30, 2014 to $238.5 million for the three months ended September 30, 2015. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$17.8 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.8 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$4.6 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$7.6 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$4.2 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$3.7 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts our total revenues increased $6.2 million, or 2.9%.

The following pro forma key hotel operating statistics for the three months ended September 30, 2015 and 2014 assume we owned each of our 29 hotels since January 1, 2014 and excludes the Hilton Garden Inn Times Square Central for the period from July 1, 2014 to August 31, 2014 since the hotel opened on September 1, 2014.

	Three Months Ended September 30,
	2015	2014	% Change
Occupancy %	82.7%	83.5%	(0.8) percentage points
ADR	$213.93	$207.26	3.2%
RevPAR	$176.92	$173.07	2.2%

Room revenue growth was driven by the transient segments, partially offset by a decline in group segment revenue. Revenue from the business transient segment experienced the highest growth at 9.5%, followed by leisure transient at 5.4% growth. Group revenue declined by 7.7%.

Food and beverage revenues increased $1.8 million from the three months ended September 30, 2014, which includes amounts that are not comparable quarter-over-quarter as follows:

•$4.4 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.1 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$2.3 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$0.8 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$0.4 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts, food and beverage revenues increased $2.6 million, or 6.3%, driven primarily by banquet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, remained flat.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2015	2014	% Change
Rooms departmental expenses	$42.4	$42.5	(0.2)%
Food and beverage departmental expenses	32.1	32.7	(1.8)
Other departmental expenses	4.4	4.7	(6.4)
General and administrative	18.6	17.3	7.5
Utilities	7.2	7.2	—
Repairs and maintenance	9.4	9.3	1.1
Sales and marketing	16.5	15.2	8.6
Franchise fees	5.9	4.4	34.1
Base management fees	5.9	5.6	5.4
Incentive management fees	1.7	2.7	(37.0)
Property taxes	13.5	10.2	32.4
Other fixed charges	3.3	2.8	17.9
Hotel pre-opening costs	0.8	0.4	100.0
Ground rent—Contractual	2.4	2.2	9.1
Ground rent—Non-cash	1.4	1.5	(6.7)
Total hotel operating expenses	$165.5	$158.7	4.3%

Our hotel operating expenses increased $6.8 million from $158.7 million for the three months ended September 30, 2014 to $165.5 million for the three months ended September 30, 2015. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$13.4 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.5 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$2.8 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$6.1 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$2.5 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$2.4 million increase from Sheraton Suites Key West, which was purchased on June 30, 2015

Excluding the non-comparable amounts, hotel operating expenses increased $5.9 million, or 4.1%, from the three months ended September 30, 2014. Franchise fees increased $1.5 million, or 34.1%, primarily due to the opening of the Hilton Garden Inn Times Square Central, increasing franchise fees at the Lexington Hotel New York and the acquisitions of the Westin Fort Lauderdale Beach Resort and Sheraton Suites Key West. Incentive management fees decreased $1.0 million, or 37%, primarily due to the amendment to the Chicago Marriott management agreement. Property taxes increased $3.3 million, or 32.4%, primarily due to property tax reassessments at our properties, particularly the Chicago Marriott, as well as newly acquired hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.2 million from the three months ended September 30, 2014. The decrease is primarily due to an increase in fully depreciated furniture, fixtures and equipment, partially offset by depreciation from capital expenditures from our recent hotel renovations.

Hotel acquisition costs. We incurred $0.5 million of hotel acquisition costs during the three months ended September 30, 2015, which was primarily related to additional transfer taxes on an acquired hotel. We incurred $1.2 million of hotel acquisition costs during the three months ended September 30, 2014 associated with the acquisitions of the Inn at Key West and the Hilton Garden Inn Times Square Central.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.4 million, from $6.4 million for the three months ended September 30, 2014 to $6.0 million for the three months ended September 30, 2015. The decrease is due primarily to severance costs of $0.7 million of severance costs recognized during the three months ended September 30, 2014, partially offset by higher legal fees during the three months ended September 30, 2015.

Gain on insurance proceeds. The gain on insurance proceeds of $0.6 million during the three months ended September 30, 2014 relates to proceeds received to recover property damage losses under our property insurance policy related to an electrical fire at the Lexington Hotel New York.

Interest income. Interest income decreased $0.1 million from the three months ended September 30, 2014 to the three months ended September 30, 2015.

Interest expense. Our interest expense was $12.9 million and $14.7 million for the three months ended September 30, 2015 and 2014, respectively, and comprises the following (in millions):

	Three Months Ended September 30,
	2015	2014
Mortgage debt interest	$11.9	$14.0
Credit facility interest and unused fees	0.4	0.2
Amortization of deferred financing costs and debt premium	0.5	0.7
Capitalized interest	—	(0.2)
Interest rate cap fair value adjustment	0.1	—
	$12.9	$14.7

The decrease in mortgage debt interest expense is attributable to the repayment of the mortgage loan secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in the December 2014, the prepayment of the mortgage loan secured by Frenchman's Reef in May 2015, and the amendment to the mortgage loan secured by the Lexington Hotel New York in October 2014, which reduced the interest rate and lower interest rates on our refinanced mortgage loans.

Gain on hotel property acquisition. During the three months ended September 30, 2014, we recorded a gain of $23.9 million related to our purchase of the Hilton Garden Inn Times Square Central in New York as the fair value of the hotel increased from our contractual purchase price determined at the time we entered into the purchase and sale agreement in 2011 to the fair value at the acquisition date of August 29, 2014.

Income taxes. We recorded income tax expense of $4.2 million for the three months ended September 30, 2015 and $3.7 million for the three months ended September 30, 2014. The income tax expense for the three months ended September 30, 2015 includes $4.4 million of income tax expense on the $11.0 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.4 million of foreign income tax benefit incurred on the $1.0 million pre-tax loss of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes. The income tax expense for the three months ended September 30, 2014 includes $3.9 million of income tax expense incurred on the $9.4 million pre-tax income of our TRS, $0.3 million of foreign income tax benefit, net, incurred on the $1.4 million pre-tax loss of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Island ("USVI") income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4% from February 15, 2015 through September 30, 2015. Subsequent to September 30, 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to February 15, 2015. Accordingly, the tax expense recorded at the statutory rate since February 15, 2015 will be reversed in the fourth quarter of 2015 to an amount which reflects the lower rate.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2015	2014	% Change
Rooms	$504.7	$465.9	8.3%
Food and beverage	155.7	146.3	6.4%
Other	36.8	37.0	(0.5)%
Total revenues	$697.2	$649.2	7.4%

Our total revenues increased $48.0 million from $649.2 million for the nine months ended September 30, 2014 to $697.2 million for the nine months ended September 30, 2015. This increase includes amounts that are not comparable period-over-period as follows:

•$2.3 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$51.4 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$5.9 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$16.2 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$33.3 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$9.9 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$3.8 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts our total revenues increased $32.6 million, or 5.5%.

The following pro forma key hotel operating statistics for the nine months ended September 30, 2015 and 2014 assume we owned each of our 29 hotels since January 1, 2014 and excludes the Hilton Garden Inn Times Square Central for the period from January 1, 2014 to August 31, 2014 since the hotel opened on September 1, 2014.

	Nine Months Ended September 30,
	2015	2014	% Change
Occupancy %	80.8%	80.1%	0.7 percentage points
ADR	$212.58	$203.81	4.3%
RevPAR	$171.75	$163.28	5.2%

Room revenue increased across all customer segments, with the exception of contract business. Revenue from the leisure transient segment experienced the highest growth at 10.9%. Business transient revenue increased 6.7% and group revenue increased 1.5%.

Food and beverage revenues increased $9.4 million from the nine months ended September 30, 2014, which includes amounts that are not comparable period-over-period as follows:

•$1.2 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$14.3 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.5 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$11.8 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$2.2 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$0.4 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts, food and beverage revenues increased $10.0 million, or 7.7%, driven primarily by banquet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $0.2 million from the nine months ended September 30, 2014 primarily due to hotels sold during 2014, partially offset by the implementation of resort fees at certain hotels.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2015	2014	% Change
Rooms departmental expenses	$122.9	$121.8	0.9%
Food and beverage departmental expenses	103.0	101.9	1.1
Other departmental expenses	12.9	15.0	(14.0)
General and administrative	54.4	50.8	7.1
Utilities	20.9	20.9	—
Repairs and maintenance	27.4	27.4	—
Sales and marketing	48.8	44.2	10.4
Franchise fees	15.9	11.5	38.3
Base management fees	17.3	16.0	8.1
Incentive management fees	5.4	6.1	(11.5)
Property taxes	35.3	29.9	18.1
Other fixed charges	9.1	8.6	5.8
Hotel pre-opening costs	1.3	0.7	100.0
Ground rent—Contractual	7.1	6.7	6.0
Ground rent—Non-cash	4.3	4.6	(6.5)
Total hotel operating expenses	$486.0	$466.1	4.3%

Our hotel operating expenses increased $19.9 million from $466.1 million for the nine months ended September 30, 2014 to $486.0 million for the nine months ended September 30, 2015. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$3.8 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$39.6 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.7 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$9.9 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$22.4 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$6.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$2.4 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding the non-comparable amounts, hotel operating expenses increased $19.6 million, or 4.7%, from the nine months ended September 30, 2014. Franchise fees increased $4.4 million, or 38.3%, primarily due to the opening of the Hilton Garden Inn Times Square Central, increasing franchise fees at the Lexington Hotel New York and the acquisitions of the Westin Fort Lauderdale Beach Resort and Sheraton Suites Key West. Property taxes increased $5.4 million, or 18.1%, primarily due to property tax reassessments at our properties, particularly the Chicago Marriott, as well as newly acquired hotels.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.6 million from the nine months ended September 30, 2014. The decrease is primarily due to an increase in fully depreciated furniture, fixtures and equipment, partially offset by depreciation on capital expenditures from our recent hotel renovations.

Impairment losses. During the nine months ended September 30, 2015, we recorded impairment losses of $0.8 million for on the favorable lease asset related to a tenant lease at the Lexington Hotel New York and $9.7 million on the option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel.

Hotel acquisition costs. We incurred $0.9 million of hotel acquisition costs during the nine months ended September 30, 2015 associated with the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West and additional transfer taxes on another acquired hotel. We incurred $1.3 million of hotel acquisition costs during the nine months ended September 30, 2014 associated with the acquisitions of the Inn at Key West and the Hilton Garden Inn Times Square Central.

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

Gain on insurance proceeds. The gain on insurance proceeds of $1.8 million during the nine months ended September 30, 2014 relates to proceeds received to recover property damage losses under our property insurance policy related to an electrical fire at the Lexington Hotel New York.

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

Interest income. Interest income decreased $2.6 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The decrease is primarily due to interest income on the Allerton loan in 2014, which was prepaid on May 21, 2014.

Interest expense. Our interest expense was $39.0 million and $43.8 million for the nine months ended September 30, 2015 and 2014, respectively, and comprises the following (in millions):

	Nine Months Ended September 30,
	2015	2014
Mortgage debt interest	$36.2	$41.8
Credit facility interest and unused fees	0.8	0.6
Amortization of deferred financing costs and debt premium	1.5	2.1
Capitalized interest	—	(0.7)
Interest rate cap fair value adjustment	0.5	0.0
	$39.0	$43.8

The decrease in mortgage debt interest expense is related to the repayment of the mortgage loan secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in December 2014, the prepayment of the mortgage loan secured by Frenchman's Reef in the May 2015, the amendment to the mortgage loan secured by the Lexington Hotel New York in October 2014, which reduced the interest rate and lower interest rates on our refinanced mortgage loans.

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

Income taxes. We recorded income tax expense of $8.6 million for the nine months ended September 30, 2015 and $1.2 million for the nine months ended September 30, 2014. The income tax expense for the nine months ended September 30, 2015 includes $6.8 million of income tax expense on the $16.7 million pre-tax income of our TRS, $1.5 million of foreign income tax expense incurred on the $6.0 million pre-tax income of the TRS that owns Frenchman's Reef and $0.3 million of state franchise taxes. The income tax expense for the nine months ended September 30, 2014 includes $0.1 million of income tax benefit incurred on the $0.2 million pre-tax loss of our TRS, offset by $1.1 million of foreign income tax expense incurred on the $5.4 million pre-tax income of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes.

The Frenchman’s Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Island ("USVI") income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory tax rate of 37.4% from February 15, 2015 through September 30, 2015.

Subsequent to September 30, 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to February 15, 2015. Accordingly, the tax expense recorded at the statutory rate since February 15, 2015 will be reversed in the fourth quarter of 2015 to an amount which reflects the lower rate.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, debt repayments upon maturity and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, equity issuances, proceeds from new financings and refinancings of maturing debt and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

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

We have mortgage debt with significant upcoming maturities (approximately $250 million in 2016, excluding regularly scheduled principal payments prior to maturity). We believe we have the ability to address these maturities, as well as other capital needs, with a combination of the following:

•	proceeds from the financing of the Westin Boston Waterfront hotel or other unencumbered hotels;

•	proceeds from the disposition of non-core hotels;

•	capacity under our $200 million senior unsecured credit facility; and

•	annual free cash flow from operations.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2015, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.50% and a weighted average maturity date of approximately 4.5 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 17 of our 29 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

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

On October 9, 2015, we repaid the mortgage loan secured by the Orlando Airport Marriott three months prior to the scheduled maturity date. The loan had an outstanding principal balance of $55.3 million and a fixed interest rate of 5.68%.

On October 27, 2015, we entered into a new $205 million mortgage loan secured by the Westin Boston Waterfront Hotel. The new loan has a term of 10 years, a fixed interest rate of 4.36% and will amortize on a 30-year schedule. The proceeds from the loan are expected to be utilized to prepay the mortgage loan secured by the Chicago Marriott in January 2016.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a five-year, $200 million senior unsecured credit facility expiring in January 2017. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of September 30, 2015, we had $25.0 million of borrowings under our senior unsecured credit facility. Subsequent to September 30, 2015, we borrowed an incremental $60.0 million on the facility to fund the prepayment of the mortgage loan secured by the Orlando Airport Marriott. Following the closing of the mortgage loan secured by the Westin Boston Waterfront Hotel, we repaid the $85.0 million outstanding under the facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt and our senior unsecured credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of September 30, 2015, we had $62.0 million of unrestricted corporate cash and $55.7 million of restricted cash, as well as additional borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $157.8 million for the nine months ended September 30, 2015. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $190.8 million for the nine months ended September 30, 2015, which consisted of $150.4 million paid for the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West and capital expenditures at our hotels of $46.1 million, partially offset by the net return of $5.7 million from lender reserves.

Our net cash used in financing activities was $49.4 million for the nine months ended September 30, 2015 and consisted primarily of $146.9 million of repayments of mortgage debt, $71.0 million of dividend payments, $2.7 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations and $10.1 million of scheduled mortgage debt principal payments, partially offset by net draws of $25.0 million on our senior unsecured credit facility, $150.0 million of proceeds from new mortgage debt and $7.8 million in net proceeds from our ATM program.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2015 will be the net cash flow from hotel operations and proceeds from financing activity.

We expect our estimated uses of cash for the remainder of the year ending December 31, 2015 will comprise of the prepayment of the $55.3 million mortgage loan secured by the Orlando Airport Marriott, capital expenditures, as more fully described below, regularly scheduled debt service payments, dividends and corporate expenses. We have $128.3 million remaining under our ATM program, but we do not intend to utilize the program at this time.

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

We have paid the following dividends to holders of our common stock during 2015:

Payment Date	Record Date	Dividend per Share
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250
October 13, 2015	September 30, 2015	$0.1250

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2015, we have set aside $46.4 million for capital projects in property improvement funds and lender-held escrows, which are included in restricted cash.

We spent approximately $46.1 million on capital improvements at our hotels during the nine months ended September 30, 2015, which includes the following significant projects:

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

We are also in the planning stages of additional significant projects, which include the following:

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow winter months of 2016 and 2017.

•
The Gwen, a Luxury Collection Hotel: We expect to renovate and reposition the hotel formerly known as the Conrad Chicago during the next two seasonally slow winter seasons in connection with the rebranding. The renovation is expected to cost $25 million.

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

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, hotel pre-opening costs, hotel manager transition costs, lease preparation costs, contract termination fees, severance costs, gains or losses from legal settlements, bargain purchase gains and insurance proceeds.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$24,464	$43,808	$59,928	$99,762
Interest expense	12,907	14,691	38,963	43,816
Income tax expense	4,171	3,733	8,576	1,203
Real estate related depreciation and amortization	25,107	25,327	75,018	75,576
EBITDA	66,649	87,559	182,485	220,357
Non-cash ground rent	1,467	1,588	4,454	4,880
Non-cash amortization of favorable and unfavorable contracts, net	(407)	(353)	(1,134)	(1,058)
Loss (Gain) on sale of hotel property	—	40	—	(1,251)
Gain on hotel property acquisition	—	(23,894)	—	(23,894)
Loss on early extinguishment of debt	—	61	—	61
Gain on insurance proceeds	—	(554)	—	(1,825)
Gain on litigation settlement (1)	—	—	—	(10,999)
Gain on prepayment of note receivable	—	—	—	(13,550)
Hotel acquisition costs	453	1,198	945	1,279
Hotel manager transition and pre-opening costs	754	381	1,287	667
Impairment losses	—	—	10,461	—
Reversal of previously recognized Allerton income	—	—	—	(453)
Severance costs	428	788	428	788
Adjusted EBITDA	$69,344	$66,814	$198,926	$175,002
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

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$24,464	$43,808	$59,928	$99,762
Real estate related depreciation and amortization	25,107	25,327	75,018	75,576
Impairment losses	—	—	10,461	—
Loss (Gain) on sale of hotel property	—	40	—	(1,251)
FFO	49,571	69,175	145,407	174,087
Non-cash ground rent	1,467	1,588	4,454	4,880
Non-cash amortization of favorable and unfavorable contracts, net	(407)	(353)	(1,134)	(1,058)
Gain on hotel property acquisition	—	(23,894)	—	(23,894)
Loss on early extinguishment of debt	—	61	—	61
Gain on insurance proceeds	—	(554)	—	(1,825)
Gain on litigation settlement (1)	—	—	—	(10,999)
Gain on prepayment of note receivable	—	—	—	(13,550)
Hotel acquisition costs	453	1,198	945	1,279
Hotel manager transition and pre-opening costs	754	381	1,287	667
Reversal of previously recognized Allerton income	—	—	—	(453)
Severance costs	428	788	428	788
Fair value adjustments to debt instruments	49	(90)	115	(265)
Adjusted FFO	$52,315	$48,300	$151,502	$129,718
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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2015 was $1.1 billion, of which $195.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.5 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2015	—		$—	$100,000
August 1 - August 31, 2015	—		$—	$100,000
September 1 - September 30, 2015	—		$—	$100,000
____________________

(1)
Represents amounts available under the Company's prior $100 million share repurchase program. No shares were repurchased under this program prior to its termination. On November 4, 2015, the Company's board of directors authorized a new $150 million share repurchase program, which replaces the existing program. The share repurchase program may be suspended or terminated at any time without prior notice.

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 6, 2015

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)