Form 10-K
period 2015-12-31
DiamondRock Hospitality Co
filed 2016-02-29
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter, was $2.5 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 200,741,777 shares of its $0.01 par value common stock outstanding as of February 26, 2016.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, are incorporated by reference in Part III herein.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust ("REIT") for federal income tax purposes. As of December 31, 2015, we owned a portfolio of 29 premium hotels and resorts that contain 10,928 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be a highly professional public lodging REIT that delivers long-term returns for our stockholders which exceed long-term returns generated by our peers. Our goal is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry, aggressively asset management those hotels, and employ conservative amounts of leverage.

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by one of the leading global lodging brand companies, including Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality. We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and to being open and transparent in our communications with our stockholders.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "DRH." We have been successful in acquiring, financing and asset managing our hotels and complying with the complex public company accounting and legal requirements. As of December 31, 2015, we had 26 full-time employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices. We believe that we have among the most transparent disclosures in the industry, and we consistently go beyond the minimum legal requirements and industry practice. For example, we provide quarterly operating performance data on each of our hotels, enabling our investors to effectively evaluate our successes and challenges. Finally, we consider our corporate governance practices to be sound in that we have a majority-independent Board of Directors elected annually by our stockholders, and our officers and directors are subject to stock ownership policies designed to ensure that these persons own a meaningful amount of stock in the Company.

Our Business Strategy

Our business strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry, aggressively asset manage those hotels and employ conservative amounts of leverage.

We plan to strategically allocate capital in order to create value depending on our cost of capital. If our cost of capital is attractive, we expect to create value by:

•	pursuing accretive acquisitions;

•	match-funding equity issues at or above net asset value;

•	considering opportunistically raising equity above net asset value; and

•	continuing the disposition of non-core hotels.

If our cost of capital is elevated, we expect to create value by:

•	selling non-core assets and deploying proceeds into share repurchases; and

•	considering using leverage capacity to acquire our stock under a share repurchase program.

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

High-Quality Urban and Destination Resort Hotels

As of December 31, 2015, we owned 29 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have been executing on our strategy to enhance our hotel portfolio by actively recycling capital from non-core hotels located in slower growth markets to higher quality hotels located primarily in high-growth urban and destination resort markets. Since 2010, we have repositioned our portfolio through the acquisition of approximately $1.7 billion of urban and resort hotels that align with our strategic goals while disposing of more than $0.6 billion in non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as San Diego, San Francisco, Boston, Denver, Washington, D.C., as well as our resort exposure with our recent acquisitions in Key West and Huntington Beach, California. Over 90% of our portfolio EBITDA as of December 31, 2015 is derived from core urban and resort destination hotels. Our capital recycling program over the past five years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

We are highly sensitive to our cost of capital and do not expect to pursue acquisitions unless they create value in the near term. We also expect to continue to evaluate the disposition of non-core hotels. We will continue to evaluate our portfolio for opportunities to continue to upgrade our portfolio by disposing of non-core hotels.

The primary focus of our acquisitions over the past five years was on hotels that we believe presented unique value-add opportunities. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator. For example, we recently completed the first phase of a multi-phase capital expenditure program at the Chicago Marriott Downtown and amended the management agreement to permanently reduce management and incentive fees owed. Further, the Conrad Chicago was converted to Starwood's Luxury Collection as The Gwen Chicago with a $25 million multi-year renovation and a change to a third-party operator. This program helped us achieve strategic portfolio goals of improving our portfolio's brand and management diversity.

We evaluate each hotel in our portfolio to assess the optimal branding strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott, Hilton or Starwood. We also maintain a small portion of our hotels as independent non-branded hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning, and regularly evaluate our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting under-utilized space to revenue-generating meeting space and implementing programs to reduce energy consumption.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no preferred equity or convertible bonds. We currently maintain significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $200 million senior unsecured credit facility, and 17 of our 29 hotels being unencumbered by mortgage debt as of December 31, 2015. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have only one near-term debt maturity and the majority of our debt is financed with long-term, fixed-rate mortgages with a laddered maturity table. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Our current outstanding debt consists of property-specific mortgage debt, with the majority of our mortgage debt bearing interest at a fixed rate. We prefer that at least half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our general preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

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

The following chart shows our corporate structure as of the date of this report:

Each of our TRS lessees engage a third-party management company to manage each of our hotels for a management fee. Sixteen of our 29 hotels are managed by independent third-party managers. Thirteen of our 29 hotels are operated subject to franchise agreements with nationally recognized brands, including Marriott, Starwood and Hilton.

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

Regulatory Matters

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

During 2015, we submitted the Company's second response to the Global Real Estate Sustainability Benchmarking survey (the "GRESB Report"), which benchmarks the Company's approach and performance on environmental, social and governance indicators against other real estate companies. We received the highest quadrant, the Green Star 2015 designation, from GRESB based on its dimensions of Management & Policy and Implementation & Measurement. The GRESB Report is accessible by our investors who are members of GRESB. The information included in, referenced to, or otherwise accessible through the GRESB Report, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

ADA Regulation

Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or ADA, to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by individuals with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA. However, noncompliance with the ADA could result in payment of civil penalties, damages, and attorneys' fees and costs. The obligation to comply with the ADA is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard.

Employees

As of December 31, 2015, we employed 26 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Hilton Garden Inn Chelsea, Hilton Garden Inn/Times Square, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront, Hilton Boston Downtown and Hilton Minneapolis are currently represented by labor unions and are subject to collective bargaining agreements.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 3 Bethesda Metro Center, Suite 1500, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

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

In addition to fluctuations related to our business model, our hotels are, and will continue to be, subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•	dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•	competition from other hotels and alternative lodging channels located in the markets in which we own properties;

•	competition from third party internet travel intermediaries;

•	an over-supply or over-building of hotels in the markets in which we own properties which could adversely affect occupancy rates, revenues and profits at our hotels;

•	increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

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

In 2016, an increase of 7.1% in supply in the New York City market is expected, which is after increases of 4.9% and 4.1% in supply in New York City during 2015 and 2014, respectively. This could negatively impact the performance of our New York hotels. We own five hotels in Manhattan, representing 15% of our portfolio measured by number of rooms.

In 2015, over 2,700 new hotel rooms opened in downtown Chicago, representing an increase in supply of 2.6%. Additionally, over 1,800 new hotel rooms are anticipated to open in downtown Chicago before the end of 2016, representing a supply increase of 1.6% in the downtown Chicago market. An increase in the number of rooms available in the downtown Chicago market could negatively impact the operating performance of our downtown Chicago hotels. We own two hotels located in downtown Chicago that represent approximately 14% of our portfolio measured by number of rooms. In addition, Marriott has signed an agreement to manage the 1,200-room Chicago Marriott Marquis, to be built next to the McCormick Place Convention Center. The hotel, which is expected to open in 2017, could have a material impact on the operations of our Chicago Marriott.

The increase in the use of third-party internet travel intermediaries and the increase in alternative lodging channels, such as Airbnb, could adversely affect our profitability.

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to expedia.com, priceline.com, hotels.com, orbitz.com, and travelocity.com. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If such growth continues, it could divert group business away from our hotels. If bookings increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisers. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging.

The rise of social media reviews, including, but not limited to, Twitter and tripadvisor.com, could impact our occupancy levels and operating results as people might be more inclined to write about dissatisfaction than satisfaction with a hotel stay.

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

A substantial number of our current hotel management agreements are long-term.

Our current hotel management and franchise agreements contain initial terms generally ranging from five to forty years and certain agreements have renewal periods of five to forty-five years which are exercisable at the option of the property manager. Because many of our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, we could experience a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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

The hotel currently generates its own electricity; however, the hotel still depends on oil to generate electricity. If the price of oil were to increase, the cost to generate electricity would likely increase dramatically and this would have a significant impact on the results of operation at the hotel. Also, if the hotel's self-generation system fails, the hotel would be forced to utilize service from local utility providers which are prone to disruptions, including power outages from time to time. Such disruptions could adversely affect occupancy rates, revenues and profits at the hotel.

In the event of natural disasters, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Five of our hotels (the Lodge at Sonoma, the Westin San Diego, the Hotel Rex, the Renaissance Charleston Historic District and the Shorebreak Hotel) are located in areas that are seismically active, and Frenchman's Reef, the Inn at Key West, the Sheraton Suites Key West and the Westin Fort Lauderdale Beach Resort are located in areas that have experienced, and will continue to experience, many hurricanes. Ten of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston, and Washington, D.C. These hotels are material to our financial results, having constituted 71% of our total revenues in 2015. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of diseases, such as Ebola, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida and U.S. Virgin Island hotels (Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Fort Lauderdale Beach Resort, The Inn at Key West and Sheraton Suites Key West) each have a 5% deductible for a named storm and the Orlando Airport Marriott has a 3% deductible for a named storm. In addition, each of our California hotels (Westin San Diego, Hotel Rex San Francisco, Shorebreak and the The Lodge at Sonoma) have a 5% deductible for damage due to an earthquake.

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
The success of our respective hotel investments and the value of our franchised properties largely depend on our ability to establish and maintain good relationships with the third-party hotel managers and franchisors of our respective hotel management and franchise agreements. If we are unable to maintain good relationships with third-party hotel managers, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party hotel managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our repositioning strategy through a change in brand or change in third-party hotel manager.

A substantial number of our hotels operate under a brand owned by Marriott, Starwood or Hilton; therefore, we are subject to risks associated with concentrating our portfolio in three brands.

In our portfolio, 26 of the 29 hotels that we owned as of December 31, 2015, utilize brands owned by Marriott, Starwood or Hilton. As a result, our success is dependent in part on the continued success of Marriott, Starwood or Hilton and their respective brands. We believe that the branded hotels we own are able to generate greater profits than similar unbranded hotels. Consequently, if market recognition or the positive perception of Marriott, Starwood and/or Hilton is reduced or compromised, the goodwill associated with the Marriott-, Starwood- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Effects of the proposed merger between Marriott and Starwood on our business are unknown.

On November 16, 2015, Marriott and Starwood announced that the boards of directors of both companies unanimously approved a definitive merger agreement between the companies. If such a merger is consummated, our portfolio will become more concentrated into the joint Marriott/Starwood brand family. This could reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. The combined company could have more leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed. In addition, this could spur an increase in consolidation with other hotel brands. We cannot estimate the impact upon our portfolio until the merger is finalized and the combined company begins to operate.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

Thirteen of our hotels operate under franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our lessees and management companies follow their brand standards. Failure by us, one of our TRS lessees or one of our third-party management companies to maintain these standards or other terms and conditions of the franchise agreement could result in us being in default and the franchise agreement being terminated. If a franchise agreement is terminated for failure to comply with its terms, including the maintenance of brand standards, we may be liable to the franchisor for a termination payment, which could include liquidated damages. We also face the risk of termination of the franchise agreement if we do not make franchisor-required capital expenditures under the franchise agreements.

Our ownership of properties through ground leases exposes us to the risks that we may have difficulty financing such properties, be forced to sell such properties for a lower price, are unable to extend the ground leases at maturity or lose such properties upon breach or termination of the ground leases.

We hold a leasehold interest in all or a portion of the land underlying seven of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown, Westin Boston Waterfront Hotel, Hilton Minneapolis, Shorebreak Hotel, and JW Marriott Denver), and the parking lot at another of our hotels (Renaissance Worthington). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The failure of tenants to make rent payments under our retail and restaurant leases or to successfully negotiate with unions may adversely affect our results of operation.

On occasion, retail and restaurant tenants at our hotel properties may fail to make rent payments when due. Generally, we hold security deposits in connection with each lease which may be applied in the event that the tenant under the lease fails or is unable to make payments; however, these security deposits do not provide us with cash flow to pay distributions or for other purposes. In the event that a tenant continually fails to make rent payments, the security deposits may be applied in full to the non-payment of rents, but we face the risk of being able to recover only a portion of the rents due to us or being unable to recover any amounts whatsoever. We also face the risk of delay or inability to find a suitable replacement tenant that suits the needs of our hotel and that is financially viable upon default by a current tenant.

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

Actions by organized labor or state and local jurisdictions could have a material adverse effect on our business.

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain geographic locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies managing these hotels and reduce the profits that we receive. If hotels in our portfolio are organized, this could have a material adverse effect on our business, financial condition, results of operation and our ability to make distributions to our stockholders.

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

Several local jurisdictions in the United States have enacted, or considered, legislation increasing the minimum wage for workers in the jurisdiction. Some of this legislation applies to hotels only. If a jurisdiction in which the Company owns a hotel adopts such legislation, then the cost to operate the hotel may increase significantly and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The Department of Labor has proposed regulations that would have the effect of increasing the number of workers entitled to overtime. If these regulations are implemented, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

From time to time, we may be subject to litigation.  Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Risks Related to the Economy and Credit Markets

The lack of availability and terms of financing could adversely impact the amounts, sources and costs of capital available to us.

The ownership of hotels is very capital intensive. We finance the acquisition of our hotels with a mixture of equity and long-term debt while we traditionally finance renovations and operating needs with cash provided from operations or with borrowings from our corporate credit facility. Our mortgage loans have a large balloon payment due at their maturity. Generally, we find it more efficient to place a significant amount of debt on a small number of our hotels while we try to maintain a significant number of our hotels unencumbered.

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2015, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

In addition, interest rates have been at historically low levels for an extended period of time. The market for common shares of publicly traded REITs may be influenced by the distribution yield on their common shares (i.e., the amount of annual distributions as a percentage of the market price of their common shares) relative to market interest rates. Although current market interest rates remain low compared to historical levels, some market forecasts predict that interest rates will rise in the near term. For example, in December of 2015, the United States Federal Reserve raised its benchmark interest rate from 0 to 0.25%, and some industry analysts expect additional increases during 2016. If market interest rates increase, prospective purchasers of REIT common shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the market price of our common shares to decline.

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

Our growth strategy may not achieve the anticipated results.

Our future success will depend on our ability to grow our business, including through capital investments to acquire and renovate full-service hotel properties. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. As a result, we may not be able to recover the costs incurred in acquiring or renovating new hotel properties or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.
We cannot guarantee that we will repurchase our common stock pursuant to our recently announced share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In November 2015, our board of directors approved a share repurchase program authorizing us to repurchase up to $150 million in shares of our common stock. Although our board of directors has approved a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2015.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Hilton Minneapolis	Minneapolis	Minnesota	Upper Upscale	Full Service	821	Hilton
Westin Boston Waterfront Hotel	Boston	Massachusetts	Upper Upscale	Full Service	793	Starwood
Lexington Hotel New York	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown	Salt Lake City	Utah	Upper Upscale	Full Service	510	Marriott
Renaissance Worthington	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	Marriott
Orlando Airport Marriott	Orlando	Florida	Upper Upscale	Full Service	485	Marriott
Westin San Diego	San Diego	California	Upper Upscale	Full Service	436	Interstate Hotels & Resorts
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
Westin Washington, D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	HEI Hotels & Resorts
Hilton Boston Downtown	Boston	Massachusetts	Upper Upscale	Full Service	403	Davidson Hotels & Resorts
Vail Marriott Mountain Resort & Spa	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Marriott Atlanta Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Marriott
Courtyard Manhattan/Midtown East	New York	New York	Upscale	Select Service	317	Marriott
The Gwen Chicago	Chicago	Illinois	Luxury	Full Service	300	Crescent Hotels & Resorts
Hilton Garden Inn Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Interstate Hotels & Resorts
JW Marriott Denver at Cherry Creek	Denver	Colorado	Luxury	Full Service	196	Sage Hospitality
Courtyard Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	185	Marriott
Sheraton Suites Key West	Key West	Florida	Upper Upscale	Full Service	184	Ocean Properties
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Marriott
Courtyard Denver Downtown	Denver	Colorado	Upscale	Full Service	177	Sage Hospitality
Hilton Garden Inn Chelsea/New York City	New York	New York	Upscale	Full Service	169	HEI Hotels & Resorts
Renaissance Charleston	Charleston	South Carolina	Upper Upscale	Full Service	166	Marriott
Shorebreak Hotel	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Inn at Key West	Key West	Florida	Upscale	Select Service	106	Noble House Hotels & Resorts
Hotel Rex	San Francisco	California	Upper Upscale	Full Service	94	Joie de Vivre Hotels
Total					10,928
(1) As defined by Smith Travel Research

We are party to hotel management agreements for each of our hotels and franchise agreements for thirteen of our hotels. Additional information regarding our hotel management and franchise agreements can be found in Note 13 to our accompanying consolidated financial statements.

Eight of our hotels are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Note 14 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2014:
First Quarter	$12.76	$11.06
Second Quarter	13.02	11.46
Third Quarter	13.66	12.15
Fourth Quarter	15.72	12.33
Year Ended December 31, 2015:
First Quarter	$16.01	$13.33
Second Quarter	14.45	12.66
Third Quarter	13.86	10.72
Fourth Quarter	12.84	9.65

The closing price of our common stock on the NYSE on December 31, 2015 was $9.65 per share.

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

5 Year Total Returns Graph
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
DiamondRock Hospitality Total Return
MSCI US REIT Index Total Return
S&P 500 Total Return

	2010	2011	2012	2013	2014	2015
DiamondRock Hospitality Company Total Return	$100.00	$83.13	$80.19	$106.47	$141.43	$95.73
RMZ Total Return	$100.00	$108.69	$128.00	$131.17	$171.01	$175.32
S&P 500 Total Return	$100.00	$102.11	$118.45	$156.82	$178.28	$180.75

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Dividend Information

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. The following table sets forth the dividends on our common shares for the years ended December 31, 2015 and 2014.

Payment Date	Record Date	Dividend per Share
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250
October 13, 2015	September 30, 2015	$0.1250
January 12, 2016	December 31, 2015	$0.1250

Stockholder Information

As of February 26, 2016, there were 12 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to our 2016 proxy statement.

Fourth Quarter 2015 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 - October 31, 2015	—	$—	—	$100,000
November 1 - November 3, 2015	—	$—	—	$100,000 (1)
November 4 - November 30, 2015	—	$—	—	$150,000 (2)
December 1 - December 31, 2015	—	$—	—	$150,000
____________________

(1)	Represents amounts available under the Company's prior $100 million share repurchase program. No shares were repurchased under this program prior to its termination.

(2)
On November 4, 2015, the Company's board of directors authorized a new $150 million share repurchase program, which replaced the prior program. The share repurchase program may be suspended or terminated at any time without prior notice. To date, no shares have been repurchased under this program.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Revenues:
Rooms	$673,578	$628,870	$558,751	$509,902	$416,028
Food and beverage	208,173	195,077	193,043	174,963	154,006
Other	49,239	48,915	47,894	42,022	30,049
Total revenues	930,990	872,862	799,688	726,887	600,083
Operating expenses:
Rooms	163,549	162,870	151,040	135,437	111,378
Food and beverage	137,297	135,402	136,454	124,890	110,013
Other hotel expenses and management fees	348,256	325,853	310,069	278,572	234,860
Impairment losses	10,461	—	—	30,844	—
Hotel acquisition costs	949	2,177	—	10,591	2,521
Corporate expenses (1)	24,061	22,267	23,072	21,095	21,247
Depreciation and amortization	101,143	99,650	103,895	97,004	82,187
Gain on insurance proceeds	—	(1,825)	—	—	—
Gain on litigation settlement, net	—	(10,999)	—	—	—
Total operating expenses	785,716	735,395	724,530	698,433	562,206
Operating income	145,274	137,467	75,158	28,454	37,877
Interest income	(359)	(3,027)	(6,328)	(305)	(612)
Interest expense	52,684	58,278	57,279	53,771	45,406
Other income, net	(329)	—	—	—	—
Gain on repayments of notes receivable	(3,927)	(13,550)	—	—	—
Gain on sales of hotel properties, net	—	(50,969)	—	—	—
Gain on hotel property acquisition	—	(23,894)	—	—	—
Loss (gain) on early extinguishment of debt	—	1,616	1,492	(144)	—
Income (loss) from continuing operations before income taxes	97,205	169,013	22,715	(24,868)	(6,917)
Income tax (expense) benefit	(11,575)	(5,636)	1,113	6,793	(2,521)
Income (loss) from continuing operations	85,630	163,377	23,828	(18,075)	(9,438)
Income from discontinued operations, net of income taxes	—	—	25,237	1,483	1,760
Net income (loss)	$85,630	$163,377	$49,065	$(16,592)	$(7,678)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except for per share data)
Earnings (loss) per share:
Continuing operations	$0.43	$0.83	$0.12	$(0.10)	$(0.06)
Discontinued operations	—	—	0.13	0.01	0.01
Basic earnings (loss) per share	$0.43	$0.83	$0.25	$(0.09)	$(0.05)
Diluted earnings (loss) per share	$0.43	$0.83	$0.25	$(0.09)	$(0.05)
Other data:
Dividends declared per common share	$0.50	$0.41	$0.34	$0.32	$0.32
FFO (2)	$197,234	$212,058	$131,987	$120,961	$91,546
Adjusted FFO (2)	$203,352	$171,507	$139,301	$140,163	$103,643
EBITDA (3)	$251,032	$326,941	$211,983	$134,928	$149,676
Adjusted EBITDA (3)	$265,876	$235,776	$196,862	$189,714	$162,146

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,882,176	$2,764,393	$2,567,533	$2,611,454	$2,234,504
Cash and cash equivalents	213,584	144,365	144,584	9,623	26,291
Total assets	3,320,457	3,158,351	3,047,772	2,944,042	2,798,635
Total debt	1,177,696	1,038,330	1,091,861	988,731	1,042,933
Total liabilities	1,495,852	1,329,364	1,367,081	1,248,929	1,296,478
Stockholders' equity	1,824,605	1,828,987	1,680,691	1,695,113	1,502,157
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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust ("REIT") for federal income tax purposes. As of December 31, 2015, we owned a portfolio of 29 premium hotels and resorts that contain 10,928 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be a highly professional public lodging REIT that delivers long-term returns for our stockholders which exceed long-term returns generated by our peers. Our goal is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry, aggressively asset management those hotels, and employ conservative amounts of leverage.

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by one of the leading global lodging brand companies, including Marriott International, Inc. (“Marriott”), Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) and Hilton Worldwide (“Hilton”).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality. We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and to being open and transparent in our communications with our stockholders.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2015, we owned 29 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have been executing on our strategy to enhance our hotel portfolio by actively recycling capital from non-core hotels located in slower growth markets to higher quality hotels located primarily in high-growth urban and destination resort markets. Since 2010, we have repositioned our portfolio through the acquisition of approximately $1.7 billion of urban and resort hotels that align with our strategic goals while disposing of more than $0.6 billion in non-core hotels. These acquisitions increased our urban exposure with additional hotels in cities such as San Diego, San Francisco, Boston, Denver, Washington, D.C., as well as our resort exposure with our recent acquisitions in Key West and Huntington Beach, California. Over 90% of our portfolio EBITDA as of December 31, 2015 is derived from core urban and resort destination hotels. Our capital recycling program over the past five years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

We are highly sensitive to our cost of capital and do not expect to pursue acquisitions unless they create value in the near term. We also expect to continue to evaluate the disposition of non-core hotels. We will continue to evaluate our portfolio for opportunities to continue to upgrade our portfolio by disposing of non-core hotels.

The primary focus of our acquisitions over the past five years was on hotels that we believe presented unique value-add opportunities. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator. For example, we recently completed the first phase of a multi-phase capital expenditure program at the Chicago Marriott Downtown and amended the management agreement to permanently reduce management and incentive fees owed. Further, the Conrad Chicago was converted to Starwood's Luxury Collection as The Gwen with a $25 million multi-year renovation and a change to a third-party operator. This program has helped us achieve strategic portfolio goals of improving our portfolio's brand and management diversity.

We evaluate each hotel in our portfolio to assess the optimal branding strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott, Hilton or Starwood. We also maintain a small portion of our hotels as independent non-branded hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning and we engage in a process of regular evaluations of our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting under-utilized space to revenue-generating meeting space and implementing programs to reduce energy consumption.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no preferred equity or convertible bonds. We currently maintain significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $200 million senior unsecured credit facility, and 17 of our 29 hotels being unencumbered by mortgage debt as of December 31, 2015. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have only one near-term debt maturity and the majority of our debt is financed with long-term, fixed-rate mortgages with a laddered maturity table. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Our current outstanding debt consists of property-specific mortgage debt, with the majority of our mortgage debt bearing interest at a fixed rate. We prefer that at least half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. In addition, to the extent that we incur additional debt, our general preference is non-recourse secured mortgage debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of total revenues for the year ended December 31, 2015 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2015 and Recent Developments

The U.S. lodging industry exceeded historical peak levels of occupancy during 2015, and new hotel supply remained below the historical average. We entered 2015 with three strategic goals: (1) execute on asset management initiatives to achieve improved operating results, (2) pursue accretive acquisitions in target markets to improve our portfolio's growth profile, and (3) opportunistically take advantage of the interest rate environment to lower borrowing costs. We were generally successful in achieving these goals. Key highlights for 2015 include the following:

Hotel Acquisitions. On February 6, 2015, we acquired the Shorebreak Hotel in Huntington Beach, California, for a contractual purchase price of $58.5 million. On June 30, 2015, we acquired the Sheraton Suites Key West located in Key West, Florida for a contractual purchase price of $94.0 million.

Hotel Financing Activity.

•	On April 14, 2015, we refinanced the Renaissance Worthington with a new mortgage loan. The new loan has a principal balance of $85.0 million and bears interest at a fixed rate of 3.66%.

•	On May 11, 2015, we repaid the mortgage loan secured by the Frenchman's Reef & Morning Star Beach Resort.

•	On July 1, 2015, we refinanced the JW Marriott Denver at Cherry Creek with a new mortgage loan. The new loan has a principal balance of $65.0 million and bears interest at a fixed rate of 4.33%.

•	On October 9, 2015, we repaid the mortgage loan secured by the Orlando Airport Marriott.

•
On October 27, 2015, we entered into a new mortgage loan secured by the Westin Boston Waterfront Hotel. The new loan has a principal balance of $205.0 million and bears interest at a fixed rate of 4.36%.

•	On January 11, 2016, we repaid the mortgage loan secured by the Chicago Marriott Downtown.

Hotel Rebranding. We executed a franchise agreement in April 2015 to affiliate the hotel formerly known as the Conrad Chicago with Starwood's Luxury Collection. The hotel's conversion to The Gwen, a Luxury Collection Hotel, occurred on September 1, 2015.

Outlook for 2016

We anticipate that RevPAR growth will decelerate in 2016. Many economic drivers underlying lodging fundamentals remain sound; however, there is increased uncertainty about the durability of the current lodging cycle. RevPAR underperformed in the latter part of 2015, driven by lower than expected business transient demand. Increased supply in urban markets, both from traditional and nontraditional channels, such as Airbnb, have contributed to uncertainty as to whether growth rates in recent years are sustainable in this lodging cycle. Our portfolio is weighted towards urban markets, specifically New York City and Chicago, which are two markets with recent supply increases in excess of national averages.

Other macro factors are contributing to this market uncertainty. In 2015, the Federal Open Market Committee raised the target funds rate for the first time since 2006 and has signaled other possible rate increases in 2016. Economic growth of certain key global economies, such as China and Brazil, have stalled and there is fear global economic declines and volatility may spill over to the U.S. economy. Further, fears of terrorism and international conflict may reduce travel.

In spite of this uncertainty, we enter 2016 with several favorable factors, including: (1) owning a high-quality portfolio concentrated in urban and resort locations; (2) increased internal growth from the continuation of our asset management initiatives and recent hotel renovations; and (3) a low leveraged capital structure, which benefits from interest cost savings from recent refinancing and repayments of higher cost loans and no significant near term debt maturities.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2015 for each of the hotels we owned during 2015.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2014 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,200	74.2%	$220.81	$163.89	4.2%
Hilton Minneapolis	Minneapolis, Minnesota	821	77.6%	148.85	115.44	7.3%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	78.7%	242.09	190.49	9.4%
Lexington Hotel New York	New York, New York	725	93.3%	248.16	231.62	1.7%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.1%	157.23	111.82	11.3%
Renaissance Worthington	Fort Worth, Texas	504	69.6%	181.30	126.22	4.9%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	82.8%	248.64	205.97	0.3%
Orlando Airport Marriott	Orlando, Florida	485	78.9%	116.93	92.21	9.7%
Westin San Diego	San Diego, California	436	85.2%	185.87	158.36	15.1%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	85.7%	181.87	155.93	4.7%
Westin Washington, D.C. City Center	Washington, D.C.	410	83.7%	211.55	177.09	14.9%
Hilton Boston Downtown	Boston, Massachusetts	403	83.8%	284.07	238.16	5.5%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	66.2%	266.93	176.71	7.7%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	72.9%	165.19	120.41	4.0%
Courtyard Manhattan/Midtown East	New York, New York	317	90.6%	269.83	244.38	(5.7)%
The Gwen Chicago (2)	Chicago, Illinois	300	74.7%	218.19	162.98	(13.7)%
Hilton Garden Inn New York City/Times Square Central (3)	New York, New York	282	97.2%	256.98	249.88	(4.8)%
Bethesda Marriott Suites	Bethesda, Maryland	272	66.7%	166.92	111.32	1.7%
Hilton Burlington	Burlington, Vermont	258	78.2%	171.23	133.87	5.0%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.4%	268.64	218.61	4.3%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	89.5%	268.65	240.46	(4.4)%
Sheraton Suites Key West (4)	Key West, Florida	184	80.1%	232.69	186.39	4.7%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	82.7%	279.80	231.39	9.9%
Courtyard Denver Downtown	Denver, Colorado	177	79.5%	203.39	161.75	2.6%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	95.3%	230.79	219.97	2.5%
Renaissance Charleston	Charleston, South Carolina	166	88.4%	214.33	189.51	1.8%
Shorebreak Hotel (5)	Huntington Beach, California	157	79.7%	228.04	181.81	3.4%
Inn at Key West	Key West, Florida	106	84.3%	220.78	186.22	1.0%
Hotel Rex	San Francisco, California	94	82.8%	236.40	195.84	6.9%
Total/Weighted Average		10,928	80.1%	$213.54	$171.05	5.1%
________________
(1) The percentage change from 2014 RevPAR reflects the comparable period in 2014 to our 2015 ownership period for all hotels, excluding the Hilton Garden Inn Times Square Central for the period from January 1 to August 31, 2014, because the hotel opened for business on September 1, 2014.
(2) The hotel formerly known as the Conrad Chicago converted to The Gwen, a Luxury Collection Hotel, on September 1, 2015. The decline in RevPAR from 2014 is related to the brand conversion.
(3) The hotel opened on September 1, 2014. The percentage change in RevPAR includes operations from September 1, 2015 to December 31, 2015 to reflect the comparable period in 2014.
(4) The hotel was purchased on June 30, 2015. The operating results reflect the period from June 30, 2015 through December 31, 2015.
(5) The hotel was purchased on February 6, 2015. The operating results reflect the period from February 6, 2015 through December 31, 2015.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2015	2014	% Change

Rooms	$673.6	$628.9	7.1%
Food and beverage	208.2	195.1	6.7
Other	49.2	48.9	0.6
Total revenues	$931.0	$872.9	6.7%

Our total revenues increased $58.1 million from $872.9 million for the year ended December 31, 2014 to $931.0 million for the year ended December 31, 2015. This increase includes amounts that are not comparable year-over-year as follows:

•$2.3 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$51.4 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$5.9 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$16.2 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$40.6 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$13.0 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$7.8 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts our total revenues increased $28.3 million, or 3.5%.

The following pro forma key hotel operating statistics for the years ended December 31, 2015 and 2014 assume we owned each of our 29 hotels since January 1, 2014 and excludes the Hilton Garden Inn Times Square Central for the period from January 1, 2014 to August 31, 2014 since the hotel opened on September 1, 2014.

	Year Ended December 31,
	2015	2014	% Change
Occupancy %	79.9%	79.0%	0.9 percentage points
ADR	$213.74	$206.58	3.5%
RevPAR	$170.87	$163.26	4.7%

Room revenue increased across each of our three major customer segments. Revenue from the leisure transient segment experienced the highest growth at 9.8%. Business transient revenue increased 3.9%, and group revenue increased 2.5%. The growth in the group and business transient segments was driven by increases in ADR, offset by slight declines in occupancy. The leisure transient segment growth was the result of a 7% increase in demand and a 2.6% increase in ADR.

Food and beverage revenues increased $13.1 million from the year ended December 31, 2014, which includes amounts that are not comparable year-over-year as follows:

•$1.2 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$14.3 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$0.5 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$14.1 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$2.9 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$0.8 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts, food and beverage revenues increased $10.3 million, or 5.7%, driven primarily by increased banquet and catering revenues, which included an over 10% increase in banquet and group contribution per room.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.3 million from the year ended December 31, 2014, primarily due to the implementation of resort fees at certain hotels, partially offset by a decrease due to hotels sold in 2014.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	% Change

Rooms departmental expenses	$163.5	$162.9	0.4%
Food and beverage departmental expenses	137.3	135.4	1.4
Other departmental expenses	17.1	20.1	(14.9)
General and administrative	73.2	68.5	6.9
Utilities	27.1	27.8	(2.5)
Repairs and maintenance	36.9	36.7	0.5
Sales and marketing	65.1	60.4	7.8
Franchise fees	22.0	15.3	43.8
Base management fees	23.2	21.5	7.9
Incentive management fees	7.4	8.5	(12.9)
Property taxes	46.9	39.8	17.8
Other fixed charges	12.6	11.2	12.5
Hotel pre-opening and transition costs	1.7	1.0	70.0
Ground rent—Contractual	9.4	8.9	5.6
Ground rent—Non-cash	5.7	6.1	(6.6)
Total hotel operating expenses	$649.1	$624.1	4.0%

Our hotel operating expenses increased $25.0 million from the year ended December 31, 2014. The increase in hotel operating expenses includes amounts that are not comparable year-over-year as follows:

•$3.8 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$39.6 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.7 million increase from the Inn at Key West, which was purchased on August 15, 2014.
•$9.8 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
•$27.3 million increase from the Westin Fort Lauderdale Beach Resort, which was purchased on December 3, 2014.
•$8.6 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$4.8 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding the non-comparable amounts, hotel operating expenses increased $15.2 million, or 2.6%, from the year ended December 31, 2014. Franchise fees increased $6.7 million, or 43.8%, primarily due to the opening of the Hilton Garden Inn Times Square Central, increasing franchise fees at the Lexington Hotel New York and the acquisitions of the Westin Fort Lauderdale Beach Resort and Sheraton Suites Key West. Property taxes increased $7.1 million, or 17.8%, primarily due to property tax reassessments at our properties, particularly our Chicago hotels, as well as newly acquired hotels. Incentive management fees decreased $1.1 million, or 12.9%, primarily due to an amendment to the management agreement at the Chicago Marriott Downtown, which reduced management fees beginning in April 2015. Hotel pre-opening and transition costs increased $0.7 million, or 70%, primarily due to the rebranding of the hotel formerly known as the Conrad Chicago to The Gwen, a Luxury Collection Hotel in 2015.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.5 million from the year ended December 31, 2014. The increase is primarily due to depreciation on capital expenditures from our recent hotel renovations, partially offset by an increase in fully depreciated furniture, fixtures and equipment.

Impairment losses. During the year ended December 31, 2015, we recorded impairment losses of $0.8 million on the favorable lease asset related to a tenant lease at the Lexington Hotel New York and $9.6 million on the option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel.

Hotel acquisition costs. We incurred $0.9 million of hotel acquisition costs during the year ended December 31, 2015 due to our acquisitions of the Shorebreak Hotel and Sheraton Suites Key West, as well as additional transfer taxes on an acquired hotel. We incurred $2.1 million of hotel acquisition costs during the year ended December 31, 2014 associated with the acquisitions of the Inn at Key West, Hilton Garden Inn Times Square Central and Westin Fort Lauderdale Beach Resort.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.8 million year over year. The increase is due primarily to the reimbursement of $1.8 million of previously incurred legal and other costs from the proceeds of the Westin Boston Waterfront litigation settlement recorded in 2014, as well as higher employee-related costs in 2015.

Gain on insurance proceeds. The gain on insurance proceeds of $1.8 million during the year ended December 31, 2014 relates to proceeds received to recover property damage losses under our property insurance policy related to an electrical fire at the Lexington Hotel New York.

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

Interest income. Interest income decreased $2.6 million from $3.0 million for the year ended December 31, 2014 to $0.4 million for the year ended December 31, 2015. The decrease is primarily due to our not recording interest income on the Allerton loan during the year ended December 31, 2015, since the loan was prepaid on May 21, 2014.

Interest expense. Our interest expense was $52.7 million and $58.3 million for the years ended December 31, 2015 and December 31, 2014, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2015	2014
Mortgage debt interest	$49.0	$55.7
Credit facility interest and unused fees	1.1	0.9
Amortization of deferred financing costs and debt premium	2.1	2.6
Capitalized interest	—	(0.9)
Interest rate cap fair value adjustment	0.5	0.0
	$52.7	$58.3

The decrease in mortgage debt interest expense is related to the repayment of the mortgage loan secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in December 2014, the prepayments of the mortgage loan secured by Frenchman's Reef in May 2015, the mortgage loan secured by the Orlando Airport Marriott in October 2015, the amendment to the mortgage loan secured by the Lexington Hotel New York in October 2014, which reduced the interest rate, and lower interest rates on our refinanced mortgage loans.

Gain on repayments of notes receivable. In November 2015, we received $3.9 million for the repayment of the fully reserved loan we provided to the buyer of the Oak Brook Hills Resort upon sale of the hotel in 2014. As a result of the repayment, we recorded a gain of $3.9 million during the year ended December 31, 2015. In May 2014, we received $58.5 million for the prepayment of the senior mortgage loan secured by Allerton Hotel. As a result of the prepayment, we recorded a gain of $13.6 million during the year ended December 31, 2014.

Gain on sale of hotel properties, net. On April 14, 2014, we sold the Oak Brook Hills Resort for $30.1 million, which resulted in a net gain of $1.3 million. On December 18, 2014, we sold the Los Angeles Airport Marriott for total proceeds of approximately $160 million and recognized a gain of $49.7 million.

Gain on hotel property acquisition. During the year ended December 31, 2014, we recorded a gain of $23.9 million related to our purchase of the Hilton Garden Inn Times Square Central in New York as the fair value of the hotel increased from our contractual purchase price at the time we entered into the purchase and sale agreement in 2011 to the fair value at the closing date of August 29, 2014.

Loss on early extinguishment of debt. We prepaid the $82.6 million mortgage loan previously secured by the Los Angeles Airport Marriott in connection with the sale of the hotel in December 2014 and recognized a loss on early extinguishment of debt of approximately $1.6 million.

Income taxes. We recorded income tax expense of $11.6 million in 2015 and $5.6 million in 2014. The 2015 income tax expense includes $11.3 million of income tax expense incurred on the $29.1 million pre-tax income of our taxable REIT subsidiary, or TRS, and foreign income tax expense of $0.3 million incurred on the $7.2 million pre-tax income of the TRS that owns Frenchman's Reef. The 2014 income tax expense includes $5.3 million of income tax expense incurred on the $11.9 million pre-tax income of our TRS, and foreign income tax expense of $0.3 million incurred on the $5.5 million pre-tax income of the TRS that owns Frenchman's Reef.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2014	2013	% Change

Rooms	$628.9	$558.8	12.5%
Food and beverage	195.1	193.0	1.1
Other	48.9	47.9	2.1
Total revenues	$872.9	$799.7	9.2%

Our total revenues from continuing operations increased $73.2 million from $799.7 million for the year ended December 31, 2013 to $872.9 million for the year ended December 31, 2014. This increase includes amounts that are not comparable year-over-year as follows:

•$17.4 million decrease from the Oak Brook Hills Resort, which was sold on April 14, 2014.
•$2.1 million decrease from the Los Angeles Airport Marriott, which was sold on December 18, 2014.
•$2.5 million increase from the Inn at Key West, which was purchased on August 15, 2014.

•	$9.1 million increase from the Hilton Garden Inn Times Square Central, which opened on September 1, 2014.
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

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	% Change

Rooms departmental expenses	$162.9	$151.0	7.9%
Food and beverage departmental expenses	135.4	136.5	(0.8)
Other departmental expenses	20.1	21.9	(8.2)
General and administrative	68.5	64.2	6.7
Utilities	27.8	28.2	(1.4)
Repairs and maintenance	36.7	36.8	(0.3)
Sales and marketing	60.4	56.2	7.5
Franchise fees	15.3	11.4	34.2
Base management fees	21.5	19.3	11.4
Incentive management fees	8.5	6.2	37.1
Property taxes	39.8	40.0	(0.5)
Other fixed charges	11.2	10.9	2.8
Hotel pre-opening costs	1.0	—	100.0
Ground rent—Contractual	8.9	8.5	4.7
Ground rent—Non-cash	6.1	6.5	(6.2)
Total hotel operating expenses	$624.1	$597.6	10.9%

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

Gain on repayments of notes receivable. We received $58.5 million from the prepayment of the senior mortgage loan secured by the Allerton Hotel in May 2014. As a result of the prepayment, we recorded a gain of $13.6 million.

Gain on sales of hotel properties, net. On April 14, 2014, we sold the Oak Brook Hills Resort for approximately $30.1 million and recognized a gain of $1.3 million. On December 18, 2014, we sold the Los Angeles Airport Marriott for total proceeds of approximately $160 million and recognized a gain of $49.7 million.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

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

We believe that we maintain a reasonable amount of debt. As of February 29, 2016, we have $1.0 billion of debt outstanding with a weighted average interest rate of 4.08% and a weighted average maturity date of approximately 6.0 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near term debt maturities, capacity on our $200 million senior unsecured credit facility and 18 of our 29 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our refinancing and new financing activities is available in Note 9 to the accompanying consolidated financial statements.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements. As of December 31, 2015, we had no borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Credit Facility

We are party to a five-year, $200 million unsecured credit facility expiring in January 2017. Information about our senior unsecured credit facility is found in Note 9 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt and our senior unsecured credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2015, we had $213.6 million of unrestricted corporate cash, $59.3 million of restricted cash, and borrowing capacity under our credit facility.

Our net cash provided by operations was $227.6 million for the year ended December 31, 2015. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $203.6 million for the year ended December 31, 2015 which consisted of $150.4 million paid for the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West and capital expenditures at our hotels of $63.0 million, partially offset by $3.9 million for the repayment of our loan extended to the buyer of the Oak Brook Hills Resort, the receipt of $3.0 million of key money with respect to The Gwen Chicago, and the net return of $2.8 million from lender reserves.

Our net cash provided by financing activities was $45.3 million for the year ended December 31, 2015 and consisted primarily of $355.0 million of proceeds from new mortgage debt and $7.8 million in net proceeds from our ATM program, partially offset by $202.1 million of repayments of mortgage debt, $96.1 million of dividend payments, $2.9 million of deferred financing costs paid in refinancing and financing mortgage loans, $2.7 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations and $13.3 million of scheduled mortgage debt principal payments.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2016 will be the net cash flow from hotel operations and potential proceeds from the disposition of non-core hotels. We expect our estimated uses of cash for the year ending December 31, 2016 will be the repayment of the mortgage loan secured by the Chicago Marriott (which we prepaid on January 11, 2016), repayment of the mortgage loan secured by the Courtyard Manhattan/Fifth Avenue, potential share repurchases, regularly scheduled debt service payments, capital expenditures, dividends, and corporate expenses.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income and not to have to pay corporate income tax and excise tax on our earnings (other than the earnings of our TRS), which are all subject to tax at regular corporate rates) in order to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

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

The following table sets forth the dividends on our common shares for the years ended December 31, 2015 and 2014:

Payment Date	Record Date	Dividend per Share
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250
October 13, 2015	September 30, 2015	$0.1250
January 12, 2016	December 31, 2015	$0.1250

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of December 31, 2015, we have $39.7 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $63.0 million on capital improvements on our hotels in 2015, which included the following significant projects:

•	Hilton Boston Downtown: We completed a return on investment project at the hotel to create an incremental 41 guest rooms and upgrade additional guest rooms, which created over 90 premium rooms.

•
Chicago Marriott Downtown: We commenced a multi-year guest room renovation at the hotel. Marriott is contributing to the cost of the renovation through an amendment to the hotel's management agreement to reduce management fees for the remaining term of the agreement. The first phase of the guest room renovation, which consisted of 140 rooms, including all 25 suites, was completed during the first quarter of 2015. We also added Marriott's new prototype F&B grab-and-go outlet in the hotel's lobby.

We expect to spend approximately $150 million on capital improvements at our hotels in 2016, which includes carryover from 2015 projects. Significant projects in 2016 include:

•
The Gwen, a Luxury Collection: We rebranded the Conrad Chicago to Starwood's Luxury Collection on September 1, 2015. The renovation work associated with the brand conversion, which is expected to cost approximately $25 million, will be completed in two phases. The first phase, consisting of the lobby and other public space, commenced in January 2016, and is expected to be completed by May 2016. The second phase of the renovation, consisting of the guest rooms, is expected to be completed during the seasonally slow winter season beginning in late 2016.

•
Chicago Marriott Downtown: The second phase of the renovation, which consists of approximately 460 rooms and the hotel's fitness center, commenced in late 2015 and is expected to be completed early in the second quarter of 2016. The remaining guest rooms will be renovated during the seasonally slow winter months over the next two years and is not expected to result in material disruption.

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow months of late 2016 and early 2017.

•	Charleston Renaissance: We expect to renovate the guest rooms at the hotel during the fourth quarter of 2016.

•	Worthington Renaissance: We expect to renovate the guest rooms at the hotel during the seasonally slow summer of 2016.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2015.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest (1)	$1,438,251	$305,517	$269,864	$147,027	$715,843
Operating Lease Obligations - Ground Leases and Office Space	661,745	11,095	22,512	6,732	621,406
Purchase Commitments (2)
Purchase Orders and Letters of Commitment	30,778	30,778	—	—	—
Total	$2,130,774	$347,390	$292,376	$153,759	$1,337,249
________________
(1) The interest expense for our variable rate loan is calculated based on the rate as of December 31, 2015.
(2) As of December 31, 2015, purchase orders and letters of commitment totaling approximately $30.8 million had been issued for renovations at the properties. We have committed to these projects and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

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

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income determined in accordance with GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its results.

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

•
Allerton Hotel and Oak Brook Hills Resort Loans: We excluded the gains from the repayments of the Allerton loan in 2014 and the Oak Brook Hills Resort loan in 2015 because we believe that they do not reflect the underlying performance of the Company.

•
Other Non-Cash and /or Unusual Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company. Such items include, but are not limited to, hotel pre-opening costs, hotel manager transition costs, lease preparation costs, contract termination fees, severance costs, gains or losses from legal settlements, bargain purchase gains and gains from insurance proceeds.

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

In addition, to derive Adjusted FFO we exclude any fair value adjustments to debt instruments. Furthermore, the gain on repayment of note receivable in 2015, which is related to the Oak Brook Hills Resort loan, is reported net of income tax expense.

The following table is a reconciliation of our GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$85,630	$163,377	$49,065
Interest expense	52,684	58,278	57,279
Income tax expense (benefit) (1)	11,575	5,636	(16)
Real estate related depreciation (2)	101,143	99,650	105,655
EBITDA	251,032	326,941	211,983
Non-cash ground rent	5,915	6,453	6,787
Non-cash amortization of favorable and unfavorable contracts, net	(1,651)	(1,410)	(1,487)
Gain on sale of hotel properties, net (3)	—	(50,969)	(22,733)
Gain on hotel property acquisition	—	(23,894)	—
Loss on early extinguishment of debt	—	1,616	1,492
Gain on insurance proceeds	—	(1,825)	—
Gain on litigation settlement (4)	—	(10,999)	—
Gain on repayments of notes receivable	(3,927)	(13,550)	—
Hotel acquisition costs	949	2,177	—
Hotel manager transition and pre-opening costs	1,708	953	—
Reversal of previously recognized Allerton income	—	(453)	(1,163)
Severance costs	328	736	3,065
Write-off of key money	—	—	(1,082)
Impairment losses	10,461	—	—
Lease preparation costs (5)	1,061	—	—
Adjusted EBITDA	$265,876	$235,776	$196,862

_______________

(1)	Income tax expense for the year ended December 31, 2013 includes $1.1 million reported in discontinued operations.

(2)	Depreciation expense for the year ended December 31, 2013 includes $1.8 million reported in discontinued operations.

(3)	Gain on sale of hotel properties, net for the year ended December 31, 2013 is reported in discontinued operations.

(4)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings for the year ended December 31, 2014. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses.

(5)	Represents costs incurred to remove tenant improvements from a recently vacated retail space at the Lexington Hotel.

The following table is a reconciliation of our GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$85,630	$163,377	$49,065
Real estate related depreciation (1)	101,143	99,650	105,655
Impairment losses	10,461	—	—
Gain on sale of hotel properties, net (2)	—	(50,969)	(22,733)
FFO	197,234	212,058	131,987
Non-cash ground rent	5,915	6,453	6,787
Non-cash amortization of favorable and unfavorable contracts, net	(1,651)	(1,410)	(1,487)
Gain on hotel property acquisition	—	(23,894)	—
Loss on early extinguishment of debt	—	1,616	1,492
Gain on insurance proceeds	—	(1,825)	—
Gain on litigation settlement (3)	—	(10,999)	—
Gain on repayments of notes receivable (4)	(2,317)	(13,550)	—
Hotel acquisition costs	949	2,177	—
Hotel manager transition and pre-opening costs	1,708	953	—
Reversal of previously recognized Allerton income	—	(453)	(1,163)
Severance costs	328	736	3,065
Write-off of key money	—	—	(1,082)
Lease preparation costs (5)	1,061	—	—
Fair value adjustments to debt instruments	125	(355)	(298)
Adjusted FFO	$203,352	$171,507	$139,301
_______________

(1)	Depreciation expense for the year ended December 31, 2013 includes $1.8 million reported in discontinued operations.
(2)	Gain on sale of hotel properties, net for the year ended December 31, 2013 is reported in discontinued operations.
(3)
Includes $14.0 million of settlement proceeds, net of a $1.2 million contingency fee paid to our legal counsel and $1.8 million of legal fees and other costs incurred over the course of the legal proceedings for the year ended December 31, 2014. The $1.8 million of legal fees and other costs were previously recorded as corporate expenses and the repayment of those costs through the settlement proceeds is recorded as a reduction of corporate expenses.

(4)	Gain on repayment of note receivable in 2015 is related to the repayment of the Oak Brook Hills Resort loan, is reported net of income tax expense.
(5)	Represents costs incurred to remove tenant improvements from a recently vacated retail space at the Lexington Hotel.

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

Investment in Hotels. Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are initially recorded at fair value. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We enter into a hotel management agreement at the time of acquisition and such agreements are generally based on market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2015 was $1.2 billion, of which $170.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.4 million annually.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2016 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report).

Item 10.   Directors, Executive Officers and Corporate Governance

Information regarding our directors, executive officers and corporate governance is incorporated by reference to our 2016 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2016 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2016 proxy statement. Information regarding our 2004 Stock Option and Incentive Plan, as amended, set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2016 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2016 proxy statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-34.

2.	Financial Statement Schedules

The following financial statement schedule is included herein on pages F-35 and F-36:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 29, 2016.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 29, 2016
Mark W. Brugger	(Principal Executive Officer)

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	February 29, 2016
Sean M. Mahoney	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Chief Accounting Officer and Corporate	February 29, 2016
Briony R. Quinn	Controller (Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 29, 2016
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 29, 2016
Daniel J. Altobello

/s/ TIMOTHY CHI	Director	February 29, 2016
Timothy Chi

/s/ W. ROBERT GRAFTON	Director	February 29, 2016
W. Robert Grafton

/s/ MAUREEN L. McAVEY	Director	February 29, 2016
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 29, 2016
Gilbert T. Ray

/s/ BRUCE D. WARDINSKI	Director	February 29, 2016
Bruce D. Wardinski

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.2
Agreement of Purchase and Sale among the Sellers named therein and DiamondRock Hospitality Company, dated as of July 9, 2012 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 25, 2012)

10.3*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.4*
Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 19, 2011)

10.5*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.6*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

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
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2015.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016, expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for discontinued operations.

/s/ KPMG LLP
McLean, Virginia
February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective January 1, 2014, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016, expressed an unqualified opinion on the effectiveness of DiamondRock Hospitality Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 29, 2016

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(in thousands, except share and per share amounts)

	2015	2014
ASSETS
Property and equipment, net	$2,882,176	$2,764,393
Restricted cash	59,339	74,730
Due from hotel managers	86,698	79,827
Favorable lease assets, net	23,955	34,274
Prepaid and other assets	46,078	52,739
Deferred financing costs, net	8,627	8,023
Cash and cash equivalents	213,584	144,365
Total assets	$3,320,457	$3,158,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt	$1,177,696	$1,038,330
Senior unsecured credit facility	—	—
Total debt	1,177,696	1,038,330
Deferred income related to key money, net	23,568	21,561
Unfavorable contract liabilities, net	74,657	76,220
Due to hotel managers	65,350	59,169
Dividends declared and unpaid	25,599	20,922
Accounts payable and accrued expenses	128,982	113,162
Total liabilities	1,495,852	1,329,364
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,741,777 and 199,964,041 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,007	2,000
Additional paid-in capital	2,056,878	2,045,755
Accumulated deficit	(234,280)	(218,768)
Total stockholders’ equity	1,824,605	1,828,987
Total liabilities and stockholders’ equity	$3,320,457	$3,158,351

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	2015	2014	2013
Revenues:
Rooms	$673,578	$628,870	$558,751
Food and beverage	208,173	195,077	193,043
Other	49,239	48,915	47,894
Total revenues	930,990	872,862	799,688
Operating Expenses:
Rooms	163,549	162,870	151,040
Food and beverage	137,297	135,402	136,454
Management fees	30,633	30,027	25,546
Other hotel expenses	317,623	295,826	284,523
Depreciation and amortization	101,143	99,650	103,895
Impairment losses	10,461	—	—
Hotel acquisition costs	949	2,177	—
Corporate expenses	24,061	22,267	23,072
Gain on insurance proceeds	—	(1,825)	—
Gain on litigation settlement, net	—	(10,999)	—
Total operating expenses, net	785,716	735,395	724,530
Operating income	145,274	137,467	75,158
Interest income	(359)	(3,027)	(6,328)
Interest expense	52,684	58,278	57,279
Other income, net	(329)	—	—
Gain on repayments of notes receivable	(3,927)	(13,550)	—
Gain on sales of hotel properties, net	—	(50,969)	—
Gain on hotel property acquisition	—	(23,894)	—
Loss on early extinguishment of debt	—	1,616	1,492
Total other expenses (income), net	48,069	(31,546)	52,443
Income from continuing operations before income taxes	97,205	169,013	22,715
Income tax (expense) benefit	(11,575)	(5,636)	1,113
Income from continuing operations	85,630	163,377	23,828
Income from discontinued operations, net of income taxes	—	—	25,237
Net income	$85,630	$163,377	$49,065

Basic and diluted earnings per share:
Continuing operations	$0.43	$0.83	$0.12
Discontinued operations	—	—	0.13
Total	$0.43	$0.83	$0.25

Weighted-average number of common shares outstanding:
Basic	200,796,678	195,943,813	195,478,353
Diluted	201,459,934	196,682,981	195,862,506

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2012	195,145,707	$1,951	$1,976,200	$(283,038)	$1,695,113
Dividends of $0.34 per common share	—	—	151	(66,904)	(66,753)
Issuance and vesting of common stock grants, net	325,084	4	3,262	—	3,266
Net income	—	—	—	49,065	49,065
Balance at December 31, 2013	195,470,791	$1,955	$1,979,613	$(300,877)	$1,680,691
Dividends of $0.41 per common share	—	—	227	(81,268)	(81,041)
Issuance and vesting of common stock grants, net	275,690	3	2,895	—	2,898
Sale of common stock in secondary offerings, net of placement fees and expenses of $719	4,217,560	42	63,020	—	63,062
Net income	—	—	—	163,377	163,377
Balance at December 31, 2014	199,964,041	$2,000	$2,045,755	$(218,768)	$1,828,987
Dividends of $0.50 per common share	—	—	353	(101,142)	(100,789)
Issuance and vesting of common stock grants, net	253,130	2	2,985	—	2,987
Sale of common stock in secondary offerings, net of placement fees and expenses of $179	524,606	5	7,785	—	7,790
Net income	—	—	—	85,630	85,630
Balance at December 31, 2015	200,741,777	$2,007	$2,056,878	$(234,280)	$1,824,605

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$85,630	$163,377	$49,065
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	101,143	99,650	105,655
Corporate asset depreciation as corporate expenses	80	105	99
Gain on sale of hotel properties, net	—	(50,969)	(22,733)
Gain on repayments of notes receivable	(3,927)	(13,550)	—
Loss on early extinguishment of debt	—	1,616	1,492
Gain on hotel property acquisition	—	(23,894)	—
Non-cash ground rent	5,915	6,453	6,787
Non-cash financing costs, debt premium, and interest rate cap as interest	2,353	2,564	2,803
Amortization of note receivable discount as interest income	—	(1,075)	(2,602)
Impairment losses	10,461	—	—
Amortization of favorable and unfavorable contracts, net	(1,651)	(1,410)	(1,487)
Amortization of deferred income	(993)	(1,090)	(2,150)
Termination fee paid to hotel manager	—	—	(737)
Stock-based compensation	5,723	5,316	5,217
Deferred income tax expense (benefit)	10,292	5,159	(343)
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,144)	(305)	(1,615)
Restricted cash	12,606	(8,409)	1,024
Due to/from hotel managers	106	(5,711)	899
Accounts payable and accrued expenses	2,963	2,005	2,360
Net cash provided by operating activities	227,557	179,832	143,734
Cash flows from investing activities:
Hotel capital expenditures	(62,950)	(62,571)	(107,307)
Hotel acquisitions	(150,400)	(297,388)	—
Net proceeds from sale of properties	—	182,117	76,437
Notes receivable repayments	3,927	64,500	6,574
Change in restricted cash	2,785	10,623	(17,279)
Purchase deposits	—	(2,850)	(5,000)
Receipt of deferred key money	3,000	—	4,568
Net cash used in investing activities	(203,638)	(105,569)	(42,007)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(13,322)	(15,254)	(14,249)
Repurchase of common stock and other	(2,735)	(2,418)	(1,952)
Proceeds from sale of common stock, net	7,790	63,062	—
Proceeds from mortgage debt	355,000	86,000	165,000
Repayments of mortgage debt	(202,130)	(125,444)	(28,779)
Draws on senior unsecured credit facility	195,000	156,320	25,000
Repayments of senior unsecured credit facility	(195,000)	(156,320)	(45,000)
Payment of financing costs	(2,866)	(3,328)	(1,101)
Purchase of interest rate cap	(325)	—	—
Payment of cash dividends	(96,112)	(77,100)	(65,685)
Net cash provided by (used in) financing activities	45,300	(74,482)	33,234
Net increase (decrease) in cash and cash equivalents	69,219	(219)	134,961
Cash and cash equivalents, beginning of year	144,365	144,584	9,623
Cash and cash equivalents, end of year	$213,584	$144,365	$144,584

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2015, 2014 and 2013
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2015	2014	2013
Cash paid for interest	$48,916	$56,575	$55,605
Cash paid for income taxes	$1,099	$478	$795
Capitalized interest	$—	$914	$1,516
Non-cash Financing Activities:
Unpaid dividends	$25,599	$20,922	$16,981

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

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

As of December 31, 2015, we owned 29 hotels with 10,928 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

Fair Value Measurements

In evaluating fair value, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the quality and reliability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories. The three levels are as follows:

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

We had no accruals for tax uncertainties as of December 31, 2015 and 2014.

Intangible Assets and Liabilities

Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable lease assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. We recognized impairment losses totaling $10.5 million during the year ended December 31, 2015. See Note 4 in these consolidated financial statements for further discussion.

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

Deferred Financing Costs

Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying consolidated statements of operations.

Hotel Working Capital

The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions due to owner and prepaid and other assets held by the hotel managers on our behalf. The due to hotel managers represents liabilities incurred by the hotel on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.

Key Money

Key money received in conjunction with entering into hotel management or franchise agreements or completing specific capital projects is deferred and amortized over the term of the hotel management agreement, the term of the franchise agreement, or other systematic and rational period, if appropriate. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as an offset to base management fees or franchise fees.

Straight-Line Rental Income and Expense

We record rental income and expense on leases that provide for minimum rental payments that increase in pre-established amounts over the remaining term of the lease on a straight-line basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of our notes receivable and cash and cash equivalents. See further discussion of our notes receivable in Note 5. We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures, but we do not believe it will have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. Adoption of this standard will only affect the presentation of our balance sheet. Upon adoption we will reclassify deferred financing costs, net from total assets to be shown net of debt in the liabilities section of our balance sheet.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures, but we do not believe it will have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We do not believe it will have a material impact on the Company’s financial statements.

3.	Property and Equipment

Property and equipment as of December 31, 2015 and 2014 consists of the following (in thousands):

	2015	2014
Land	$578,338	$508,838
Land improvements	7,994	7,994
Buildings	2,538,719	2,427,274
Furniture, fixtures and equipment	458,577	430,873
CIP	25,016	13,784
	3,608,644	3,388,763
Less: accumulated depreciation	(726,468)	(624,370)
	$2,882,176	$2,764,393

As of December 31, 2015 and 2014 we had accrued capital expenditures of $11.6 million and $6.2 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.6 million and $3.0 million as of December 31, 2015 and 2014, respectively, consist of the following (in thousands):

	2015	2014
Westin Boston Waterfront Hotel Ground Lease	$18,076	$18,293
Westin Boston Waterfront Hotel Lease Right	—	9,045
Hilton Minneapolis Ground Lease	5,685	5,760
Lexington Hotel New York Tenant Leases	186	1,031
Hilton Boston Downtown Tenant Leases	8	145
	$23,955	$34,274

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the years ended December 31, 2015, 2014, and 2013, was $0.5 million, $0.7 million, and $1.0 million, respectively. Amortization expense is expected to total $0.3 million annually for 2016 through 2020.

We own a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). The fair value of the lease right is a Level 3 measurement under the fair value hierarchy (see Note 2) and is derived from a discounted cash flow model using the favorable difference between the estimated participating rents or actual rents in accordance with the lease terms and the estimated market rents. For the lease right, the discount rate is estimated using a risk adjusted rate of return, the estimated participating rents are estimated based on a hypothetical hotel comparable to our Westin Boston Waterfront Hotel, and market rents are based on comparable long-term ground leases in the City of Boston. During the second quarter of 2015, we decided not to exercise the option to acquire the leasehold interest and recorded an impairment loss of $9.6 million, which includes the write-off of $0.6 million of other assets related to the lease right included within prepaid and other assets on the accompanying consolidated balance sheets.

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

5. Notes Receivable

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

We recorded the following amounts of interest income on the Allerton Loan (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Contractual interest income	$1,317	$3,456
Amortization of discount	1,075	2,602
Total interest income	$2,392	$6,058

In connection with the sale of the Oak Brook Hills Resort in 2014, we provided a $4.0 million loan to the buyer of the hotel. During 2015, we recorded a $3.9 million gain on repayment of the loan. Additional information on the loan is found in Note 10 to our consolidated financial statements.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the year ended December 31, 2014, we sold 4,217,560 shares of our common stock at an average price of $15.12 for net proceeds of $63.1 million. In January 2015, we sold 524,606 shares of our common stock at an average price of $15.18 for net proceeds of $7.8 million. We have not sold any additional shares since January 2015 and there is $128.3 million remaining under the ATM program. We do not expect to utilize the program in the near term, but believe it is appropriate to have the program in place.

Our board of directors approved a share repurchase program in November 2015 authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program will be made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock since the program started.

We have paid the following dividends to holders of our common stock for the years ended December 31, 2015 and 2014:

Payment Date	Record Date	Dividend per Share
April 10, 2014	March 31, 2014	$0.1025
July 10, 2014	June 30, 2014	$0.1025
October 10, 2014	September 30, 2014	$0.1025
January 12, 2015	December 31, 2014	$0.1025
April 10, 2015	March 31, 2015	$0.1250
July 14, 2015	June 30, 2015	$0.1250
October 13, 2015	September 30, 2015	$0.1250
January 12, 2016	December 31, 2015	$0.1250

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2015 and 2014, there were no operating partnership units held by unaffiliated third parties.

7. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “Incentive Plan”), of which we have issued or committed to issue 3,924,735 shares as of December 31, 2015. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2013 to December 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	676,111	$10.10
Granted	323,526	9.33
Additional shares from dividends	1,040	9.30
Forfeited	(16,934)	9.65
Vested	(400,722)	9.94
Unvested balance at December 31, 2013	583,021	9.80
Granted	249,311	12.39
Forfeited	(537)	9.32
Vested	(317,376)	10.19
Unvested balance at December 31, 2014	514,419	10.82
Granted	216,159	14.48
Forfeited	(183)	9.08
Vested	(255,828)	10.39
Unvested balance at December 31, 2015	474,567	$12.72

The remaining share awards are expected to vest as follows: 241,698 during 2016, 153,578 during 2017, and 79,291 during 2018. As of December 31, 2015, the unrecognized compensation cost related to restricted stock awards was $3.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. For the years ended December 31, 2015, 2014, and 2013, we recorded $2.8 million, $3.2 million and $3.4 million, respectively, of compensation expense related to restricted stock awards. The compensation expense for the years ended December 31, 2014 and 2013 include $0.3 million and $0.7 million, respectively, related to the accelerated vesting of awards in connection with employee separations.

Market Stock Units

From 2010 to 2012, we awarded our executive officers market stock units (“MSUs”). MSUs are restricted stock units that vest three years from the date of grant. The actual number of shares issued to each executive officer at the vesting date is based on the Company's total shareholder return over a three-year period. In March 2015, the remaining 99,047 outstanding MSUs vested, resulting in the issuance of 148,572 shares of common stock, before income tax withholding. There are no MSUs remaining following this vesting. For the year ended December 31, 2015, we recorded less than $0.1 million of compensation expense related to MSUs. For the years ended December 31, 2014 and 2013, we recorded approximately $0.3 million and $0.8 million, respectively, of compensation expense related to MSUs. The compensation expense for the year ended December 31, 2013 includes $0.2 million related to the accelerated vesting of awards in connection with the departure of our former President and Chief Operating Officer on May 1, 2013.

Performance Stock Units

Performance stock units ("PSUs") are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

The fair values of the PSU awards are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of the awards granted included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 3, 2013	39.2%	0.36%	$9.55
May 15, 2013	37.9%	0.40%	$10.41
March 3, 2014	33.5%	0.66%	$12.77
May 15, 2014	33.1%	0.80%	$9.88
February 27, 2015	22.9%	1.01%	$12.13

A summary of our PSUs from January 1, 2013 to December 31, 2015 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2013	—	$—
Granted	217,949	9.64
Additional units from dividends	5,227	10.37
Unvested balance at December 31, 2013	223,176	9.66
Granted	200,685	12.33
Additional units from dividends	12,309	12.01
Unvested balance at December 31, 2014	436,170	10.95
Granted	218,467	12.13
Additional units from dividends	21,722	13.51
Unvested balance at December 31, 2015	676,359	$11.41

The unvested units are expected to vest as follows: 238,779 during 2016, 212,879 during 2017 and 224,701 during 2018. As of December 31, 2015, the unrecognized compensation cost related to the PSUs was $3.0 million and is expected to be recognized on a straight-line basis over a period of 21 months. For the years ended December 31, 2015, 2014, and 2013, we recorded approximately $2.3 million, $1.4 million, and $0.6 million, respectively, of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$85,630	$163,377	$23,828
Income from discontinued operations	—	—	25,237
Net income	$85,630	$163,377	$49,065
Denominator:
Weighted-average number of common shares outstanding—basic	200,796,678	195,943,813	195,478,353
Effect of dilutive securities:
Unvested restricted common stock	129,640	181,310	177,314
Shares related to unvested PSUs and MSUs	533,092	556,763	206,839
Unexercised stock appreciation rights	524	1,095	—
Weighted-average number of common shares outstanding—diluted	201,459,934	196,682,981	195,862,506
Basic earnings per share:
Continuing operations	$0.43	$0.83	$0.12
Discontinued operations	—	—	0.13
Total	$0.43	$0.83	$0.25
Diluted earnings earnings per share:
Continuing operations	$0.43	$0.83	$0.12
Discontinued operations	—	—	0.13
Total	$0.43	$0.83	$0.25

We did not include the unexercised stock appreciation rights of 262,461 for the year ended December 31, 2013 as they would be anti-dilutive.

9. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2015 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date	Amortization Provisions
Chicago Marriott Downtown Magnificent Mile(1)	$201,713	5.98%	April 2016	30 years
Courtyard Manhattan / Fifth Avenue	48,308	6.48%	June 2016	30 years
Lexington Hotel New York	170,368	LIBOR + 2.25%(2)	October 2017(3)	Interest Only
Salt Lake City Marriott Downtown	59,992	4.25%	November 2020	25 years
Hilton Minneapolis	90,653	5.46%	May 2021	25 years
Westin Washington D.C. City Center	68,776	3.99%	January 2023	25 years
The Lodge at Sonoma, a Renaissance Resort & Spa	29,534	3.96%	April 2023	30 years
Westin San Diego	67,629	3.94%	April 2023	30 years
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024	30 years
Renaissance Worthington	85,000	3.66%	May 2025	30 years
JW Marriott Denver at Cherry Creek	65,000	4.33%	July 2025	30 years
Boston Westin	204,723	4.36%	November 2025	30 years
Total mortgage debt	1,177,696
Senior unsecured credit facility	—	LIBOR + 1.75%(4)	January 2017(5)	Interest Only
Total debt	$1,177,696
Weighted-Average Interest Rate		4.49%

_____________

(1)	The loan was prepaid on January 11, 2016, three months prior to the scheduled maturity date.

(2)	The interest rate at December 31, 2015 is 2.49%.

(3)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(4)	The interest rate at December 31, 2015 is 2.19%.

(5)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities as of December 31, 2015 are as follows (in thousands):

2016	$262,129
2017 (1)	185,475
2018	16,327
2019	17,063
2020	69,353
Thereafter	627,349
$1,177,696
_____________

(1)
The Lexington Hotel New York mortgage loan matures in 2017. The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2015, 12 of our 29 hotel properties were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of December 31, 2015, we were in compliance with the financial covenants of our mortgage debt.

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

On October 27, 2015, we entered into a new $205.0 million mortgage loan secured by the Westin Boston Waterfront Hotel. The new loan matures in 2025, bears interest at a fixed interest rate of 4.36% and amortizes principal on a 30-year schedule.

On January 11, 2016, we repaid the mortgage loan secured by the Chicago Marriott Downtown Magnificent Mile three months prior to the scheduled maturity date.

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

The facility contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2015
Maximum leverage ratio (1)	60%	34.7%
Minimum fixed charge coverage ratio (2)	1.50x	3.72x
Minimum tangible net worth (3)	$1.90 billion	$2.55 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	34.7%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of five properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $250 million. As of December 31, 2015, the unencumbered borrowing base included five properties with a borrowing base value of $307.2 million. Subsequent to December 31, 2015, we borrowed an incremental $60 million on the facility to partially fund the prepayment of the mortgage loan secured by the Chicago Marriott Downtown.

As of December 31, 2015, we had no borrowings outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.37x. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 175 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $1.1 million, $0.9 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

10. Dispositions

We had no dispositions during the year ended December 31, 2015.

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

The loan receivable and the valuation allowance are included within prepaid and other assets on the accompanying consolidated balance sheet as of December 31, 2014. Based on our estimates of the hotel’s future cash flows from operations and the fact that the note was unsecured and subordinate to the senior mortgage loan, we believed it was remote that we would collect all contractual amounts due under the loan. Accordingly, we recognized a full valuation allowance of $4.0 million. In November 2015, the hotel achieved the profit thresholds set forth and the loan was repaid in full. We recorded a gain on repayment of the loan of approximately $3.9 million for the year ended December 31, 2015.

For the years ended December 31, 2014 and 2013, our consolidated statements of operations include $0.6 million pre-tax loss and $1.4 million pre-tax income, respectively, related to our ownership of the Oak Brook Hills Resort.

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

For the years ended December 31, 2014 and 2013, our consolidated statements of operations include $54.9 million and $1.8 million, respectively, of pre-tax income related to our ownership of the Los Angeles Airport Marriott.

2013 Disposition

On November 21, 2013, we sold the 487-room Torrance Marriott South Bay to an unaffiliated third party for a contractual sales price of $74 million, recognizing a gain of $22.7 million on the sale. The operating results, as well as the gain on sale, are reported in discontinued operations on the accompanying consolidated statement of operations.

The following is a summary of the results of income from discontinued operations for the year ended December 31, 2013 (in thousands, except per-share data):

Year Ended December 31, 2013
Hotel revenues	$21,336
Hotel operating expenses	(15,977)
Operating income	5,359
Depreciation and amortization	(1,759)
Interest income	1
Interest expense	—
Impairment charge	—
Gain on sale of hotel property, net	22,733
Income tax expense	(1,097)
Income from discontinued operations	$25,237
Basic and diluted income from discontinued operations per share	$0.13

11. Acquisitions

2015 Acquisitions

On February 6, 2015, we acquired the 157-room Shorebreak Hotel located in Huntington Beach, California for a purchase price of $58.8 million. Upon acquisition of the hotel, we entered into a 10-year management agreement with Kimpton Hotel and Restaurant Group, LLC. The management agreement provides for a base management fee of 1.25% of gross revenues during 2015 and 2.5% of gross revenues thereafter. The agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement.

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

On June 30, 2015, we acquired the 184-suite Sheraton Suites Key West located in Key West, Florida for a purchase price of $94.4 million. The acquisition was funded with a combination of corporate cash on hand and a draw on our senior unsecured credit facility. We assumed the existing management agreement with Ocean Properties, which expires in July 2027 and provides for a base management fee of 3.0% of gross revenues and an incentive management fee of 10% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement.

2014 Acquisitions

On August 15, 2014, we acquired the 106-room Inn at Key West located in Key West, Florida for a purchase price of $47.8 million. The acquisition was funded with corporate cash on hand. We retained the existing hotel operator, Remington Management, LP, under an interim management agreement. In September 2015, we entered into a 10-year management agreement with Noble House Hotels & Resorts to operate the hotel.

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

On December 3, 2014, we acquired the 432-room Westin Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for a purchase price of $149.0 million. The acquisition was funded with a combination of corporate cash on hand and a draw on our senior unsecured credit facility. Upon acquisition of the hotel, we entered into a 10-year management agreement with HEI Hotels & Resorts and a 20-year franchise agreement with Starwood to license the hotel under the Westin brand.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Shorebreak Hotel	Sheraton Suites Key West	Inn at Key West	Hilton Garden Inn Times Square Central	Westin Fort Lauderdale Beach Resort
Land	$19,908	$49,592	$32,888	$60,300	$54,293
Building and improvements	37,525	42,958	13,371	88,896	83,227
Furnitures, fixtures and equipment	1,338	1,378	1,241	6,204	11,480
Total fixed assets	58,771	93,928	47,500	155,400	149,000
Unfavorable lease liability	(349)	—	—	—	—
Other assets and liabilities, net	401	500	326	370	12
Total	$58,823	$94,428	$47,826	$155,770	$149,012

Acquired properties are included in our results of operations from the date of acquisition. The following pro forma financial information presents our results of operations (in thousands, except per share data) as if the hotels acquired in 2015 and 2014 were acquired on January 1, 2014 and January 1, 2013, respectively. The pro forma financial information does not include the pro forma adjustments for the Hilton Garden Inn Times Square Central because the hotel opened on September 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Year Ended December 31,
	2015	2014
	(unaudited)
Revenues	$942,547	$949,110
Net income	$89,184	$175,638
Earnings per share:
Basic earnings per share	$0.44	$0.90
Diluted earnings per share	$0.44	$0.89

For the year ended December 31, 2015, our consolidated statement of operations includes $20.8 million of revenues and $4.6 million of net income related to the operations of the hotels acquired in 2015.

For the year ended December 31, 2014, our consolidated statement of operations includes $15.2 million of revenues and $4.5 million of net income related to the operations of the hotels acquired in 2014.

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current - Federal	$—	$—	$—
State	770	269	257
Foreign	515	208	70
	1,285	477	327
Deferred - Federal	8,249	3,933	(1,626)
State	2,315	1,105	(167)
Foreign	(274)	121	353
	10,290	5,159	(1,440)
Income tax provision (benefit) from continuing operations	$11,575	$5,636	$(1,113)
Income tax provision from discontinued operations	$—	$—	$1,097

A reconciliation of the statutory federal tax provision to our income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Statutory federal tax provision (35)%	$34,272	$59,155	$7,950
Tax impact of REIT election	(21,544)	(52,937)	(8,641)
State income tax provision, net of federal tax benefit	1,745	893	58
Foreign income tax benefit	(2,266)	(1,603)	(552)
Foreign tax rate adjustment	—	—	—
Other	(632)	128	72
Income tax provision (benefit) from continuing operations	$11,575	$5,636	$(1,113)

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million of franchise taxes during each of the years ended December 31, 2015, 2014 and 2013, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2015	2014
Deferred income related to key money	$8,844	$8,636
Net operating loss carryforwards	25,210	31,178
Alternative minimum tax credit carryforwards	59	72
Other	335	601
Deferred tax assets	34,448	40,487
Less: Valuation allowance	(400)	—
Subtotal	34,048	40,487
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(16,784)	(12,947)
Deferred tax liabilities	(21,044)	(17,207)
Deferred tax asset, net	$13,004	$23,280

As of December 31, 2015, we had deferred tax assets of $25.2 million consisting of federal and state net operating loss carryforwards. The federal loss carryforwards of $21.5 million generally expire in 2028 through 2034 if not utilized by then. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to their expiration and have determined that no valuation allowance is required. The state loss carryforwards of $3.7 million generally expire in 2020 through 2034 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. During the year ended December 31, 2015, we recorded a $0.4 million valuation allowance on the deferred tax asset related to the Illinois state loss carryforward. The remaining deferred tax assets of $9.2 million are expected to be recovered against reversing existing taxable temporary differences.

The Frenchman's Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands ("USVI") income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. This agreement expired on February 14, 2015, at which time the income tax rate increased to 37.4%. In October 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to the expiration date of the prior agreement. Accordingly, the income tax expense for 2015, as well as deferred tax assets and liabilities, reflect the lower rate.

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

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Starwood	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
The Gwen Chicago	Crescent Hotels & Resorts (1)	9/2015	10 years	None
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn Chelsea/New York City	HEI Hotels & Resorts (2)	9/2015	10 years	None
Hilton Garden Inn New York City/Times Square Central	Highgate Hotels	1/2011	10 years	One five-year period
Hilton Minneapolis	Hilton	3/2006	20 ¾ years	None
Hotel Rex	Joie de Vivre Hotels	9/2005	5 years	Month-to-month
Inn at Key West	Noble House Hotels & Resorts (3)	9/2015	10 years	Two five-year periods
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Orlando Airport Marriott	Marriott	11/2005	30 years	None
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
Sheraton Suites Key West	Ocean Properties	6/2015	12 years	None
Shorebreak Hotel	Kimpton Hotel & Restaurant Group	2/2015	10 years	None
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	12/2014	10 years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	HEI Hotels & Resorts (4)	4/2015	10 years	None
______________

(1)	Crescent Hotels & Resorts assumed management of the hotel in September 2015. The hotel was previously managed by Hilton.

(2)	HEI Hotels & Resorts assumed management of the hotel in September 2015. The hotel was previously managed by Alliance Hospitality Management.

(3)	Noble House Hotels & Resorts assumed management of the hotel in September 2015. The hotel was previously managed by Remington Hotels.

(4)	HEI Hotels & Resorts assumed management of the hotel in April 2015. The hotel was previously managed by Interstate Hotels & Resorts.

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

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%		25%		5%
Bethesda Marriott Suites	3%		50%	(3)	5%	(4)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	3%		18%	(5)	5%
Courtyard Denver Downtown	2%	(6)	10%		4%
Courtyard Manhattan/Fifth Avenue	6%		25%		4%
Courtyard Manhattan/Midtown East	5%		25%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%		5.5%
The Gwen Chicago	1%	(7)	15%		4%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1.5%	(8)	10%		—
Hilton Garden Inn Chelsea/New York City	2.25%	(9)	15%		4%
Hilton Garden Inn New York City/Times Square Central	3%	(10)	15%		4%
Hilton Minneapolis	3%		15%		4%
Hotel Rex	3%		10%		4%
Inn at Key West	3%		15%		4%
JW Marriott Denver at Cherry Creek	2.25%	(11)	10%		4%
Lexington Hotel New York	3%		20%		4%
Orlando Airport Marriott	3%		25%		5%
Renaissance Charleston	2.5%	(12)	20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	3%		20%		5%
Sheraton Suites Key West	3%		10%		4%
Shorebreak Hotel	1.25%	(13)	15%		4%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin Fort Lauderdale Beach Resort	2.25%	(14)	15%		4%
Westin San Diego	1.5%	(8)	10%		4%
Westin Washington D.C. City Center	2%	(15)	15%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The owner's priority expires in 2027.

(4)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.9 million.

(5)
Effective April 2015, calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's multi-year guest room renovation is treated as a deduction in calculating net operating income. Prior to April 2015, calculated as 20% of net operating income before base management fees.

(6)
The base management fee is 2.5% of gross revenues if the hotel achieves operating results in excess of 7% of our invested capital and 3% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(7)	The base management fee increases to 1.25% for 2017 and 1.5% for 2018 through the remainder of the term.
(8) Total management fees are capped at 2.5% of gross revenues.
(9) The base management fee increases to 2.5% beginning June 4, 2016 through the remainder of the term.
(10) The base management fee increased to 3% from 2.5% beginning September 1, 2015.

(11)
The base management fee is 2.75% of gross revenues if the hotel achieves operating profits in excess of 7% of our invested capital and 3.25% of gross revenues if the hotel achieves operating profits in excess of 8% of our invested capital.

(12)	The base management fee decreased to 2.5% beginning September 2015 and will increase to 3.0% beginning September 2016 and 3.5% beginning September 2017 through the remainder of the term.
(13) The base management fee increases to 2.5% beginning January 1, 2016.
(14) The base management fee decreases to 2% beginning January 1, 2017.
(15) The base management fee decreases to 2% beginning January 1, 2017. Between April 2015 and April 2016, the base fee may be reduced if the hotel does not meet a specified operating profit threshold, subject to a floor of 1% of gross revenues.

The following is a summary of management fees from continuing operations for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Base management fees	$23,228	$21,473	$19,324
Incentive management fees	7,405	8,554	6,222
Total management fees	$30,633	$30,027	$25,546

Seven of our hotels earned incentive management fees for the year ended December 31, 2015. Ten of our hotels earned incentive management fees for the year ended December 31, 2014. Eight of our hotels earned incentive management fees for the year ended December 31, 2013.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

Key Money

Our managers and franchisors have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations.

During 2015, Starwood provided us with $3.0 million of key money in connection with our renovation associated with the brand conversion of the hotel formerly known as the Conrad Chicago to The Gwen, a Luxury Collection Hotel. The key money will be amortized against franchise fees over the anticipated period of the renovation--January 2016 through April 2017.

We amortized $1.0 million of key money during the year ended December 31, 2015, $1.1 million during the year ended December 31, 2014, and $2.2 million during the year ended December 31, 2013. The amortization for the year ended December 31, 2013 includes $1.1 million of key money written off as a result of the change of hotel manager of the Oak Brook Hills Resort during 2013. This key money write-off is included within other hotel expenses on the accompanying consolidated statement of operations. In connection with the sale of the Los Angeles Airport Marriott on December 18, 2014, we wrote off $1.1 million of unamortized key money. The key money write-off is included within the gain on sale of hotel properties, net on the accompanying consolidated statement of operations.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our thirteen franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
Hilton Garden Inn Chelsea/New York City	9/2010	17 years	5% of gross room sales and 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York	3/2012	20 years	3% of gross room sales (1)
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Garden Inn New York/Times Square Central	6/2011	22 years	3% of gross room sales (2); program fee of 4.3% of gross room sales
Westin Fort Lauderdale Beach Resort	12/2014	20 years	6% of gross room sales and 2% of gross food and beverage sales
The Gwen Chicago	5/2015	20 years	4.5% of gross room sales
Sheraton Suites Key West	2/2006 (3)	20 years	5% of gross room sales
___________

(1)	Increased to 4% on the first anniversary of the agreement and to 5% on the second anniversary of the agreement.
(2) Increased to 4% on the first anniversary of the opening date, which was September 1, 2014, and increases to 5% on the second anniversary of the opening date.

(3)	We assumed the franchise agreement on June 30, 2015, the date of our purchase of the hotel.

We recorded $22.0 million, $15.3 million and $11.4 million of franchise fees during the fiscal years ended December 31, 2015, 2014, and 2013, respectively, which are included in other hotel expenses on the accompanying consolidated statements of operations.

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

Ground Leases

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

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

•
The Shorebreak Hotel is subject to a ground lease that runs until 2100, inclusive of two renewal options of 25 years each and one 24-year renewal option. We own a 95.5% undivided interest in the land underlying the hotel and lease the remaining 4.5% under the ground lease.

In addition, a portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of the three 15-year renewal options. The remainder of the land on which the parking garage is constructed is owned by us in fee simple. A portion of the JW Marriott Denver at Cherry Creek is subject to a ground lease that covers approximately 5,500 square feet. The term of the ground lease runs through December 2030, inclusive of the two 5-year renewal options. The lease may be indefinitely extended thereafter in one-year increments. The remainder of the land on which the hotel is constructed is owned by us in fee simple.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue and Westin Boston Waterfront Hotel ground leases) and payments for all (or in the case of the ground lease covering the Salt Lake City Marriott Downtown extension, our tenant's share of) charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Ground rent expense was $15.1 million, $15.0 million and $15.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash paid for ground rent was $9.4 million, $8.9 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table reflects the current and future annual rents under our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 4/2087	$665,442 (2)
	Courtyard Manhattan/Fifth Avenue (3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	$1,132,812
		10/2027 - 9/2037	$1,416,015
		10/2037 - 9/2047	$1,770,019
		10/2047 - 9/2057	$2,212,524
		10/2057 - 9/2067	$2,765,655
		10/2067 - 9/2077	$3,457,069
		10/2077 - 9/2085	$4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2013 - 12/2017	$11,305
	Westin Boston Waterfront Hotel (6) (Base rent)	1/2013 - 12/2015	$500,000
		1/2016 - 12/2020	$750,000
		1/2021 - 12/2025	$1,000,000
		1/2026 - 12/2030	$1,500,000
		1/2031 - 12/2035	$1,750,000
		1/2036 - 5/2099	No base rent
	Westin Boston Waterfront Hotel (Percentage rent)	Through 12/2015	0% of annual gross revenue
		1/2016 - 12/2025	1.0% of annual gross revenue
		1/2026 - 12/2035	1.5% of annual gross revenue
		1/2036 - 12/2045	2.75% of annual gross revenue
		1/2046 - 12/2055	3.0% of annual gross revenue
		1/2056 - 12/2065	3.25% of annual gross revenue
		1/2066 - 5/2099	3.5% of annual gross revenue
	Hilton Minneapolis (7)	1/2015 - 12/2015	$6,629,000
		1/2016 - 12/2016	$6,960,000
		1/2017 - 12/2017	$7,308,000
		1/2018 - 12/2018	$7,673,000
		1/2019 - 10/2091	Annual real estate taxes
	JW Marriott Denver at Cherry Creek	1/2015 - 12/2020	$50,000
		1/2021 - 12/2025	$55,000
		1/2026 - 12/2030 (8)	$60,000
	Shorebreak Hotel	2/2015 - 4/2100	$115,542 (9)
Ground leases under parking garage:	Renaissance Worthington	8/2013 - 7/2022	$40,400
		8/2022 - 7/2037	$46,081
		8/2037 - 7/2052	$51,763
		8/2052 - 7/2067	$57,444
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2015. Rent increases annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2015.

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

(8)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(9)	Represents annualized rent for the year ended December 31, 2015. Rent increases on May 1, 2016 and every five years thereafter based on a Consumer Price Index calculation.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2015 are as follows (in thousands):

2016	$11,095
2017	11,132
2018	11,380
2019	3,360
2020	3,372
Thereafter	621,406
$661,745

15. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2015 and 2014, in thousands, are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt	$1,177,696	$1,152,351	$1,038,330	$1,059,988

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

The following table sets forth revenues from continuing operations and net hotel long-lived assets owned as of December 31, 2015 represented by the following geographical areas as of and for the years ended December 31, 2015, 2014 and 2013:

	Revenues			Net Assets
	2015	2014	2013	2015	2014	2013
	(In thousands)			(In thousands)
Chicago	$128,952	$132,690	$149,498	$449,742	$436,490	$462,938
Los Angeles	—	64,923	58,608	—	—	99,258
Boston	130,791	116,861	102,482	394,502	397,807	399,162
US Virgin Islands	64,383	65,586	62,439	116,618	118,458	120,222
New York	150,567	134,841	95,798	644,243	660,609	516,555
Minneapolis	54,247	49,704	50,097	124,339	131,080	136,255
Denver	36,516	34,206	31,909	111,221	113,670	115,447
Other	365,534	274,051	248,857	1,041,364	905,876	714,004
Total	$930,990	$872,862	$799,688	$2,882,029	$2,763,990	$2,563,841

17.  Quarterly Operating Results (Unaudited)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$208,888	$249,801	$238,502	$233,799
Total operating expenses	187,482	205,637	197,086	195,511
Operating income	$21,406	$44,164	$41,416	$38,288
Net income	$10,641	$24,822	$24,464	$25,703
Basic earnings per share	$0.05	$0.12	$0.12	$0.14
Diluted earnings per share	$0.05	$0.12	$0.12	$0.14

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$190,084	$229,934	$229,217	$223,627
Total operating expenses	180,022	174,897	191,045	189,431
Operating income	$10,062	$55,037	$38,172	$34,196
Net income	$4,037	$51,916	$43,808	$63,616
Basic earnings per share	$0.02	$0.27	$0.22	$0.32
Diluted earnings per share	$0.02	$0.26	$0.22	$0.32

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2015 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$948	$3,623	$34,451	$38,074	$(9,024)	$29,050	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	1,764	—	47,420	47,420	(13,056)	34,364	2004	40 Years
Boston Westin Waterfront	(204,723)	—	273,696	22,530	—	296,226	296,226	(65,273)	230,953	2007	40 Years
Chicago Marriott Downtown	(201,713)	36,900	347,921	35,126	36,900	383,047	419,947	(89,257)	330,690	2006	40 Years
The Gwen Chicago	—	31,650	76,961	3,856	31,650	80,817	112,467	(18,052)	94,415	2006	40 Years
Courtyard Denver	—	9,400	36,180	1,500	9,400	37,680	47,080	(4,110)	42,970	2011	40 Years
Courtyard Manhattan/Fifth Avenue	(48,308)	—	34,685	2,827	—	37,512	37,512	(10,286)	27,226	2004	40 Years
Courtyard Manhattan/Midtown East	(86,000)	16,500	54,812	2,954	16,500	57,766	74,266	(15,722)	58,544	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	—	17,713	50,697	47,041	17,713	97,738	115,451	(18,401)	97,050	2005	40 Years
Hilton Boston Downtown	—	23,262	128,628	9,290	23,262	137,918	161,180	(11,412)	149,768	2012	40 Years
Hilton Burlington	—	9,197	40,644	1,820	9,197	42,464	51,661	(3,669)	47,992	2012	40 Years
Hilton Garden Inn Chelsea/New York City	—	14,800	51,458	386	14,800	51,844	66,644	(6,876)	59,768	2010	40 Years
Hilton Garden Inn/New York Times Square Central	—	60,300	88,896	—	60,300	88,896	149,196	(2,963)	146,233	2014	40 Years
Hilton Minneapolis	(90,653)	—	129,640	944	—	130,584	130,584	(18,060)	112,524	2010	40 Years
Hotel Rex	—	7,856	21,085	(63)	7,856	21,022	28,878	(1,647)	27,231	2012	40 Years
Inn at Key West	—	32,888	13,371	181	32,888	13,552	46,440	(581)	45,859	2014	40 Years
JW Marriott Denver	(65,000)	9,200	63,183	1,283	9,200	64,466	73,666	(7,374)	66,292	2011	40 Years
Lexington Hotel New York	(170,368)	92,000	229,368	7,911	92,000	237,279	329,279	(26,702)	302,577	2011	40 Years
Orlando Airport Marriott	—	9,769	57,803	3,845	9,769	61,648	71,417	(15,337)	56,080	2005	40 Years
Renaissance Charleston	—	5,900	32,511	763	5,900	33,274	39,174	(4,423)	34,751	2010	40 Years
Renaissance Worthington	(85,000)	15,500	63,428	3,341	15,500	66,769	82,269	(17,182)	65,087	2005	40 Years
Salt Lake City Marriott Downtown	(59,992)	—	45,815	3,933	855	48,893	49,748	(13,209)	36,539	2004	40 Years
Sheraton Suites Key West	—	49,592	42,958	54	49,592	43,012	92,604	(564)	92,040	2015	40 Years
Shorebreak Hotel	—	19,908	37,525	72	19,908	37,597	57,505	(864)	56,641	2015	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(29,534)	3,951	22,720	1,028	3,951	23,748	27,699	(9,163)	18,536	2004	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	(188)	54,293	83,039	137,332	(2,286)	135,046	2014	40 Years
Westin San Diego	(67,629)	22,902	95,617	6,691	22,902	102,308	125,210	(8,618)	116,592	2012	40 Years
Westin Washington, D.C City Center	(68,776)	24,579	122,229	8,013	24,579	130,242	154,821	(10,933)	143,888	2012	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	3,038	5,800	55,501	61,301	(14,265)	47,036	2005	40 Years
Total	$(1,177,696)	$577,483	$2,376,680	$170,888	$578,338	$2,546,713	$3,125,051	$(419,309)	$2,705,742

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2015, 2014 and 2013 is as follows:

Balance at December 31, 2012	$2,770,840
Additions:
Capital expenditures	15,089
Deductions:
Dispositions and other	(61,312)
Balance at December 31, 2013	$2,724,617
Additions:
Acquisitions	$332,975
Capital expenditures	26,831
Deductions:
Dispositions and other	(140,320)
Balance at December 31, 2014	$2,944,103
Additions:
Acquisitions	149,983
Capital expenditures	30,965
Deductions:
Dispositions and other	—
Balance at December 31, 2015	$3,125,051

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2015, 2014 and 2013 is as follows:

Balance at December 31, 2012	$276,832
Depreciation and amortization	59,393
Dispositions and other	(11,312)
Balance at December 31, 2013	324,913
Depreciation and amortization	59,965
Dispositions and other	(29,416)
Balance at December 31, 2014	355,462
Depreciation and amortization	63,847
Dispositions and other	—
Balance at December 31, 2015	$419,309

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $3,007,362 as of December 31, 2015.