Form 10-Q
period 2016-03-31
DiamondRock Hospitality Co
filed 2016-05-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

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
The registrant had 200,844,065 shares of its $0.01 par value common stock outstanding as of May 6, 2016.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Property and equipment, net	$2,885,341	$2,882,176
Restricted cash	56,997	59,339
Due from hotel managers	94,643	86,698
Favorable lease assets, net	23,866	23,955
Prepaid and other assets	45,779	46,758
Cash and cash equivalents	48,903	213,584
Total assets	$3,155,529	$3,312,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$965,526	$1,169,749
Senior unsecured credit facility	60,000	—
Total debt	1,025,526	1,169,749

Deferred income related to key money, net	22,851	23,568
Unfavorable contract liabilities, net	74,079	74,657
Deferred ground rent	71,322	70,153
Due to hotel managers	67,973	65,350
Dividends declared and unpaid	25,489	25,599
Accounts payable and accrued expenses	51,454	58,829
Total liabilities	1,338,694	1,487,905
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,844,065 and 200,741,777 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,008	2,007
Additional paid-in capital	2,057,664	2,056,878
Accumulated deficit	(242,837)	(234,280)
Total stockholders’ equity	1,816,835	1,824,605
Total liabilities and stockholders’ equity	$3,155,529	$3,312,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2016	2015
Revenues:
Rooms	$149,443	$144,637
Food and beverage	50,374	52,333
Other	13,217	11,918
Total revenues	213,034	208,888
Operating Expenses:
Rooms	38,714	38,464
Food and beverage	33,350	35,547
Management fees	6,609	6,201
Other hotel expenses	78,929	76,505
Depreciation and amortization	25,121	24,337
Impairment losses	—	786
Hotel acquisition costs	—	232
Corporate expenses	6,000	5,410
Total operating expenses, net	188,723	187,482
Operating profit	24,311	21,406
Interest income	(50)	(90)
Interest expense	11,664	13,219
Other income, net	—	(38)
Total other expenses, net	11,614	13,091
Income before income taxes	12,697	8,315
Income tax benefit	4,081	2,326
Net income	$16,778	$10,641
Earnings per share:
Basic earnings per share	$0.08	$0.05
Diluted earnings per share	$0.08	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$16,778	$10,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,121	24,337
Corporate asset depreciation as corporate expenses	17	23
Non-cash ground rent	1,334	1,507
Non-cash financing costs, debt premium and interest rate cap as interest	588	647
Impairment losses	—	786
Amortization of favorable and unfavorable contracts, net	(478)	(353)
Amortization of deferred income related to key money	(717)	(267)
Stock-based compensation	1,373	1,185
Changes in assets and liabilities:
Prepaid expenses and other assets	797	(118)
Restricted cash	(1,371)	6,744
Due to/from hotel managers	(5,322)	(5,098)
Accounts payable and accrued expenses	(8,443)	(5,634)
Net cash provided by operating activities	29,677	34,400
Cash flows from investing activities:
Hotel capital expenditures	(27,410)	(20,214)
Hotel acquisitions	—	(55,973)
Change in restricted cash	3,713	6,170
Net cash used in investing activities	(23,697)	(70,017)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,916)	(3,579)
Proceeds from sale of common stock, net	—	7,829
Repayments of mortgage debt	(201,713)	—
Draws on senior unsecured credit facility	60,000	—
Purchase of interest rate cap	—	(325)
Payment of financing costs	—	(281)
Deposit on new mortgage loan	—	(1,775)
Payment of cash dividends	(25,347)	(20,727)
Repurchase of common stock	(685)	(2,735)
Net cash used in financing activities	(170,661)	(21,593)
Net decrease in cash and cash equivalents	(164,681)	(57,210)
Cash and cash equivalents, beginning of period	213,584	144,365
Cash and cash equivalents, end of period	$48,903	$87,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,228	$11,256
Cash paid for income taxes	$359	$108
Non-cash Financing Activities:
Unpaid dividends	$25,489	$25,414

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

As of March 31, 2016, we owned 29 hotels with 10,928 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, FL; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Minneapolis, Minnesota; New York, New York (5); Orlando, Florida; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed on February 29, 2016.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2016 and the results of our operations and cash flows for the three months ended March 31, 2016 and 2015. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Certain amounts in the 2015 financial statements have been reclassified to conform with the 2016 presentation.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of March 31, 2016 and December 31, 2015.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting , which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for annual periods beginning after December 15, 2016, although early adoption is permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. We adopted ASU No. 2015-16 effective January 1, 2016 and it did not have an impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. We adopted ASU No. 2015-03 effective January 1, 2016 and present all debt issuance costs, other than issuance costs related to our senior unsecured credit facility, as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, affecting only the presentation of our balance sheet. The adoption of this standard did not have a material impact on our financial position and had no impact on our results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the way reporting enterprises evaluate the consolidation of limited partnerships, variable interests and similar entities. We adopted ASU No. 2015-02 effective January 1, 2016 and concluded that our operating partnership now meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we continue to consolidate our operating partnership. The Company’s sole significant asset is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. In addition, all of the Company's debt is an obligation of its operating partnership.

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

3.	Property and Equipment

Property and equipment as of March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$578,338	$578,338
Land improvements	7,994	7,994
Buildings	2,551,511	2,538,719
Furniture, fixtures and equipment	480,969	458,577
CIP	18,135	25,016
	3,636,947	3,608,644
Less: accumulated depreciation	(751,606)	(726,468)
	$2,885,341	$2,882,176

As of March 31, 2016, we had accrued capital expenditures of $12.5 million. As of December 31, 2015, we had accrued capital expenditures of $11.6 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.6 million as of March 31, 2016 and December 31, 2015, consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Westin Boston Waterfront Hotel Ground Lease	$18,022	$18,076
Hilton Minneapolis Ground Lease	5,666	5,685
Lexington Hotel New York Tenant Leases	178	186
Hilton Boston Downtown Tenant Leases	—	8
	$23,866	$23,955

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million and $0.2 million, respectively, of amortization expense for the three months ended March 31, 2016 and 2015.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We have not sold any shares in 2016 and there is $128.3 million remaining under the ATM program.

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

We have paid the following dividends to holders of our common stock during 2016 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2016	December 31, 2015	$0.1250
April 12, 2016	March 31, 2016	$0.1250

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 31, 2016 and December 31, 2015, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 8,000,000 shares of our common stock under our 2004 Stock Option and Incentive Plan, as amended (the “2004 Plan”), of which we have issued or committed to issue 4,520,969 shares as of March 31, 2016.

On February 17, 2016, our board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by our stockholders on May 3, 2016. The 2016 Plan replaces the 2004 Plan, which was scheduled to expire on April 26, 2017, and share grants and issuances will no longer be made under the 2004 Plan. Under the 2016 Plan, we are authorized to issue up to 7,000,000 shares of our common stock, less one share for every one share granted under the 2004 Plan after December 31, 2015. Except for the shares granted under the 2004 Plan after December 31, 2015, and the shares and deferred stock units to be granted to our directors shortly after our annual meeting of stockholders, no shares have been issued or committed to be issued under the 2016 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2016 to March 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	474,567	$12.72
Granted	451,739	8.91
Vested	(241,698)	11.83
Unvested balance at March 31, 2016	684,608	$10.52

The remaining share awards are expected to vest as follows: 296,674 shares during 2017, 222,387 shares during 2018, 143,099 shares during 2019, and 22,448 during 2020. As of March 31, 2016, the unrecognized compensation cost related to restricted stock awards was $6.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 30 months. We recorded $0.8 million and $0.7 million, respectively, of compensation expenses related to restricted stock awards for the three months ended March 31, 2016 and 2015.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For the PSUs issued in 2014 and 2015 and vesting in 2017 and 2018, respectively, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

For the PSUs issued in 2016 and vesting in 2019, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period remained in effect for 75% of the number of PSUs earned in the performance period. The remaining 25% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period.

The fair values of the portion of the PSU awards based on the total stockholder return relative to the total stockholder return of a peer group are determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair value of the awards granted during the three months ended March 31, 2016 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 26, 2016	24.3%	0.93%	$8.42

A summary of our PSUs from January 1, 2016 to March 31, 2016 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	676,359	$11.41
Granted	310,398	8.54
Additional units from dividends	9,394	9.00
Vested (1)	(242,096)	9.85
Unvested balance at March 31, 2016	754,055	$10.70
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2016 was equal to 89.5% of the PSU Target Award.

The remaining target units are expected to vest as follows: 215,836 units during 2017, 227,821 units during 2018 and 310,398 units during 2019. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2016, the unrecognized compensation cost related to the PSUs was $5.0 million and is expected to be recognized on a straight-line basis over a weighted average period of 27 months. We recorded $0.6 million and $0.5 million of compensation expense related to the PSUs for the three months ended March 31, 2016 and 2015, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income	$16,778	$10,641
Denominator:
Weighted-average number of common shares outstanding—basic	200,992,875	200,645,518
Effect of dilutive securities:
Unvested restricted common stock	174,165	203,077
Unexercised stock appreciation rights	—	2,946
Shares related to unvested PSUs	428,421	270,692
Weighted-average number of common shares outstanding—diluted	201,595,461	201,122,233
Earnings per share:
Basic earnings per share	$0.08	$0.05
Diluted earnings per share	$0.08	$0.05

We did not include unexercised stock appreciation rights of 20,770 for the three months ended March 31, 2016 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2016 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
Courtyard Manhattan / Fifth Avenue	$48,133	6.48%	June 2016
Lexington Hotel New York	170,368	LIBOR + 2.25% (1)	October 2017 (2)
Salt Lake City Marriott Downtown	59,612	4.25%	November 2020
Hilton Minneapolis	90,067	5.46%	May 2021
Westin Washington D.C. City Center	68,297	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	29,387	3.96%	April 2023
Westin San Diego	67,292	3.94%	April 2023
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024
Renaissance Worthington	85,000	3.66%	May 2025
JW Marriott Denver at Cherry Creek	65,000	4.33%	July 2025
Boston Westin	203,911	4.36%	November 2025
Debt issuance costs, net	(7,541)
Total mortgage debt, net of unamortized debt issuance costs	965,526
Senior unsecured credit facility	60,000	LIBOR + 1.75% (3)	January 2017 (4)
Total debt	$1,025,526
Weighted-Average Interest Rate		4.09%
_______________________

(1)	The interest rate at March 31, 2016 was 2.69%.

(2)	The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions and the payment of an extension fee.

(3)	The interest rate at March 31, 2016 was 2.25%.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2016, 11 of our 29 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 31, 2016, we were in compliance with the financial covenants of our mortgage debt.

On January 11, 2016, we repaid the mortgage loan secured by the Chicago Marriott Downtown Magnificent Mile. The loan had an outstanding principal balance of $201.7 million with interest at a fixed rate of 5.98%.

Senior Unsecured Credit Facility

As of March 31, 2016, we were party to a $200 million senior unsecured credit facility. Interest was paid on the periodic advances under the facility at varying rates, based upon LIBOR, plus an agreed upon margin amount. The applicable margin was based upon the Company’s ratio of net indebtedness to EBITDA and ranged from 175 to 275 basis points. In addition to the interest payable on amounts outstanding under the facility, we were required to pay an amount equal to 0.35% of the unused portion of the facility if the unused portion of the facility was greater than 50% or 0.25% if the unused portion of the facility was less than or equal to 50%.

As of March 31, 2016, we had $60.0 million outstanding under the facility and the Company's ratio of net indebtedness to EBITDA was 3.41x. Accordingly, interest on our borrowings under the facility was based on LIBOR plus 175 basis points. We incurred interest and unused credit facility fees on the facility of $0.5 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Subsequent to March 31, 2016, we borrowed an incremental $15.0 million on the facility for general corporate purposes.

On May 3, 2016, we amended and restated the facility to increase the capacity to $300 million, decrease the pricing and extend the maturity date to May 2020. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The new facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the new facility is based upon LIBOR, plus an applicable margin. The applicable margin is based upon the the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.50%
Greater than 35% but less than or equal to 45%	1.65%
Greater than 45% but less than or equal to 50%	1.80%
Greater than 50% but less than or equal to 55%	2.00%
Greater than 55%	2.25%

Based on the Company's leverage ratio, interest on our current and future borrowings is based on LIBOR plus 150 basis points for the following quarter. We also modified the unused facility fees to 0.20% of the unused portion of the facility if the average usage of the facility was greater than or equal 50% or 0.30% of the unused portion of the facility if the average usage of the facility was less than 50%.

The new facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2016
Maximum leverage ratio (1)	60%	28.8%
Minimum fixed charge coverage ratio (2)	1.50x	3.88x
Minimum tangible net worth (3)	$1.91 billion	$2.54 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	29.7%
_____________________________

(1)
Leverage ratio is net indebtedness, as defined in the credit agreement, divided by total asset value, defined in the credit agreement as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.

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

Senior Unsecured Term Loan

On May 3, 2016, we closed on a new five-year $100 million senior unsecured term loan. The interest rate on the term loan is based on a pricing grid ranging from 145 to 220 basis points over LIBOR, based on the Company’s leverage ratio. The financial covenants of the term loan are identical to the covenants on our senior unsecured credit facility, which are described above. Upon closing of the term loan, the Company received proceeds of $50 million, which were used with corporate cash to repay $55 million of the $75 million in borrowings outstanding under our senior unsecured credit facility. As of May 6, 2016, the applicable interest rate under the term loan is LIBOR plus 145 basis points.

9. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2016 and December 31, 2015, in thousands, is as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,025,526	$982,370	$1,169,749	$1,152,351
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Other Matters

During the quarter ended March 31, 2016, the Company was notified by one of its franchisors that as a result of low guest satisfaction scores, it is in default under the franchise agreement for that hotel. The Company is proactively working with the franchisor and the manager of the hotel to develop a plan to improve the guest satisfaction scores. While the franchisor has reserved all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future, no action to terminate the franchise agreement has been taken by the franchisor. In addition, the lender that holds the mortgage on this hotel received notice of the foregoing. The lender has provided written notice to the Company that although it has the right to call an event of default under the loan agreement after a notice and cure period has elapsed, the lender is not doing so but reserves all of its rights under the loan agreement. While the Company is working diligently with the franchisor and manager to develop an action plan to resolve the matter, no assurance can be given that the Company will be successful. If the Company is not successful, the franchisor may seek to terminate the franchise agreement and the lender may seek to declare an event of default under the loan agreement, which could result in a material adverse effect on the Company's business, financial condition or results of operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2016, we owned a portfolio of 29 premium hotels and resorts that contain 10,928 guest rooms located in 19 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be a highly professional public lodging REIT that delivers long-term returns for our stockholders which exceed long-term returns generated by our peers. Our goal is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry, aggressively asset manage those hotels, and employ conservative amounts of leverage.

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), as well as other financial information that is not prepared in accordance with GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA) and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of our total revenues for the three months ended March 31, 2016 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2016 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2015 RevPAR
Chicago Marriott	Chicago, Illinois	1,200	40.4%	$162.21	$65.52	(31.1)%
Hilton Minneapolis	Minneapolis, Minnesota	821	61.3%	123.49	75.67	(7.0)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	71.2%	201.23	143.34	(3.6)%
Lexington Hotel New York	New York, New York	725	81.0%	184.59	149.48	(6.4)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	65.6%	165.41	108.49	(7.1)%
Renaissance Worthington	Fort Worth, Texas	504	67.1%	182.58	122.45	(10.6)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	87.8%	337.11	296.06	(0.5)%
Orlando Airport Marriott	Orlando, Florida	485	90.9%	142.09	129.22	2.4%
Westin San Diego	San Diego, California	436	83.7%	187.19	156.71	2.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	97.6%	252.29	246.24	11.3%
Westin Washington, D.C. City Center	Washington, D.C.	410	80.3%	207.40	166.50	10.6%
Hilton Boston Downtown	Boston, Massachusetts	403	76.8%	206.30	158.36	11.1%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	89.2%	412.52	368.09	2.8%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	68.9%	184.82	127.39	6.8%
Courtyard Manhattan/Midtown East	New York, New York	317	85.4%	204.49	174.67	(1.9)%
The Gwen Chicago	Chicago, Illinois	300	55.2%	160.13	88.37	(19.0)%
Hilton Garden Inn Times Square Central	New York, New York	282	94.0%	182.29	171.27	0.7%
Bethesda Marriott Suites	Bethesda, Maryland	272	60.6%	160.42	97.25	1.1%
Hilton Burlington	Burlington, Vermont	258	68.0%	126.35	85.90	4.8%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	77.0%	256.27	197.26	2.6%
Courtyard Manhattan/Fifth Avenue	New York, New York	185	78.1%	204.97	160.08	(10.0)%
Sheraton Suites Key West (1)	Key West, Florida	184	95.5%	314.54	300.32	(1.8)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	73.5%	225.28	165.66	3.2%
Courtyard Denver Downtown	Denver, Colorado	177	75.8%	185.29	140.37	(0.8)%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	97.0%	163.98	159.10	12.1%
Renaissance Charleston	Charleston, South Carolina	166	86.4%	203.73	175.98	0.2%
Shorebreak Hotel (1)	Huntington Beach, California	157	75.6%	215.30	162.76	0.0%
Inn at Key West	Key West, Florida	106	96.5%	260.36	251.27	(5.8)%
Hotel Rex	San Francisco, California	94	79.2%	250.81	198.59	11.7%
TOTAL/WEIGHTED AVERAGE (1)		10,928	73.4%	$205.08	$150.61	(2.1)%
____________________
(1) The percentage change from 2015 RevPAR reflects the comparable period in 2015 to our 2016 ownership period.

Highlights and Recent Developments

Chicago Marriott Loan Prepayment. On January 11, 2016, we repaid the $201.7 million mortgage loan secured by the Chicago Marriott Downtown.

Amended Credit Facility and New Term Loan. On May 3, 2016, we amended and restated our senior unsecured credit facility to increase the capacity to $300 million, decrease the pricing and extend the maturity date to May 2020. Also on May 3, 2016, we closed on a new five-year $100 million senior unsecured term loan.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Rooms	$149.4	$144.6	3.3%
Food and beverage	50.4	52.3	(3.6)%
Other	13.2	11.9	10.9%
Total revenues	$213.0	$208.8	2.0%

Our total revenues increased $4.2 million from $208.8 million for the three months ended March 31, 2015 to $213.0 million for the three months ended March 31, 2016. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$1.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$6.0 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts our total revenues decreased $3.1 million, or 1.5%.

The following are key hotel operating statistics for the three months ended March 31, 2016 and 2015. The 2015 amounts include pre-acquisition operating results for the Shorebreak Hotel and Sheraton Suites Key West in order to reflect the period in 2015 comparable to our ownership period in 2016.

	Three Months Ended March 31,
	2016	2015	% Change
Occupancy %	73.4%	76.4%	(3.0) percentage points
ADR	$205.08	$201.36	1.8%
RevPAR	$150.61	$153.9	(2.1)%

Room revenue from the business transient segment decreased 1.4% and the group segment decreased 7.9%, partially offset by a 3.0% increase in the leisure transient segment. The decrease in room revenue is primarily attributable to our hotels in Chicago and New York City.

Food and beverage revenues decreased $1.9 million from the three months ended March 31, 2015, which includes amounts that are not comparable quarter-over-quarter as follows:

•$0.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$0.5 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.

Excluding these non-comparable amounts, food and beverage revenues decreased $2.7 million, or 5.2%, with revenue decreases in banquets and other outlets.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.3 million. The primary driver was an increase in resort fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2016	2015	% Change
Rooms departmental expenses	$38.7	$38.5	0.5%
Food and beverage departmental expenses	33.4	35.5	(5.9)
Other departmental expenses	3.1	4.4	(29.5)
General and administrative	19.7	17.4	13.2
Utilities	6.8	7.2	(5.6)
Repairs and maintenance	9.3	9.1	2.2
Sales and marketing	15.7	15.3	2.6
Franchise fees	5.3	4.7	12.8
Base management fees	5.3	5.1	3.9
Incentive management fees	1.3	1.1	18.2
Property taxes	12.3	11.2	9.8
Other fixed charges	2.9	3.0	(3.3)
Hotel pre-opening costs	—	0.5	(100.0)
Ground rent—Contractual	2.5	2.3	8.7
Ground rent—Non-cash	1.3	1.4	(7.1)
Total hotel operating expenses	$157.6	$156.7	0.6%

Our hotel operating expenses increased $0.9 million from $156.7 million for the three months ended March 31, 2015 to $157.6 million for the three months ended March 31, 2016. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$1.0 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$2.9 million increase from Sheraton Suites Key West, which was purchased on June 30, 2015

Excluding the non-comparable amounts, hotel operating expenses decreased $3.0 million, or 1.9%, from the three months ended March 31, 2015.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.8 million, or 3.2%, from the three months ended March 31, 2015.

Impairment losses. We recorded an impairment loss of $0.8 million for the three months ended March 31, 2015 on the favorable lease asset related to a tenant lease at the Lexington Hotel New York.

Hotel acquisition costs. We incurred $0.2 million of hotel acquisition costs during the three months ended March 31, 2015 associated with the acquisition of the Shorebreak Hotel.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.6 million, from $5.4 million for the three months ended March 31, 2015 to $6.0 million for the three months ended March 31, 2016. The increase is due primarily to employee-related costs.

Interest expense. Our interest expense was $11.7 million and $13.2 million for the three months ended March 31, 2016 and 2015, respectively, and comprises the following (in millions):

	Three Months Ended March 31,
	2016	2015
Mortgage debt interest	$10.6	$12.4
Credit facility interest and unused fees	0.5	0.2
Amortization of deferred financing costs and debt premium	0.6	0.4
Interest rate cap fair value adjustment	0.0	0.2
	$11.7	$13.2

The decrease in mortgage debt interest expense is related to the repayments of (i) the mortgage loan secured by Frenchman's Reef in May 2015, (ii) the mortgage loan secured by the Orlando Airport Marriott in October 2015, and (iii) the mortgage loan secured by the the Chicago Marriott in January 2016, partially offset by interest expense on the mortgage loan secured by the Westin Boston Waterfront Hotel, which was entered into in October 2015.

Income taxes. We recorded an income tax benefit of $4.1 million for the three months ended March 31, 2016 and $2.3 million for the three months ended March 31, 2015. The income tax benefit for the three months ended March 31, 2016 includes $4.6 million of income tax benefit on the $11.1 million pre-tax loss of our taxable REIT subsidiary, or TRS, offset by $0.4 million of foreign income tax expense incurred on the $6.0 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax benefit for the three months ended March 31, 2015 includes $4.2 million of income tax benefit incurred on the $10.2 million pre-tax loss of our TRS, offset by $1.8 million of foreign income tax expense incurred on the $4.7 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. The agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory rate of 37.4% from February 15, 2015 through March 31, 2015. In October 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to the expiration date of the prior agreement.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2016, we had $1.0 billion of debt outstanding with a weighted average interest rate of 4.09% and a weighted average maturity date of approximately 6.0 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 18 of our 29 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

As of March 31, 2016, we were party to a $200 million senior unsecured credit facility expiring in January 2017. On May 3, 2016, we amended and restated the facility to increase the capacity to $300 million, decrease the pricing and extend the maturity to May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of March 31, 2016, we had $60.0 million of borrowings outstanding under our senior unsecured credit facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt and our senior unsecured credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of March 31, 2016, we had $48.9 million of unrestricted corporate cash and $57.0 million of restricted cash, as well as additional borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $29.7 million for the three months ended March 31, 2016. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $23.7 million for the three months ended March 31, 2016, which consisted of capital expenditures at our hotels of $27.4 million, partially offset by the net return of $3.7 million from lender reserves.

Our net cash used in financing activities was $170.7 million for the three months ended March 31, 2016 and consisted primarily of our $201.7 million repayment of the mortgage debt secured by the Chicago Marriott, $25.3 million of dividend payments, $0.7 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations and $2.9 million of scheduled mortgage debt principal payments, partially offset by $60.0 million drawn on our senior unsecured credit facility.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2016 will be the net cash flow from hotel operations, proceeds from our $100 million term loan and potential proceeds from the disposition of non-core hotels.

We expect our estimated uses of cash for the remainder of the year ending December 31, 2016 will be the repayment of the mortgage loan secured by the Courtyard Manhattan/Fifth Avenue, potential share repurchases, regularly scheduled debt service payments, capital expenditures, dividends, and corporate expenses.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

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

We have paid the following dividends to holders of our common stock during 2016:

Payment Date	Record Date	Dividend per Share
January 12, 2016	December 31, 2015	$0.1250
April 12, 2016	March 31, 2016	$0.1250

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2016, we have set aside $37.4 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $27.4 million on capital improvements during the quarter ended March 31, 2016, primarily related to the second phase of the Chicago Marriott Downtown renovation and the first phase of the renovation of The Gwen. We currently expect to spend approximately $150 million on capital improvements at our hotels in 2016. Significant projects in 2016 include:

•
The Gwen, a Luxury Collection Hotel: We rebranded the Conrad Chicago to Starwood's Luxury Collection on September 1, 2015. The renovation work associated with the brand conversion, which is expected to cost approximately $25 million, will be completed in two phases. The first phase, consisting of the lobby, rooftop bar and other public spaces, commenced in January and is expected to completed during the May 2016. The second phase of the renovation, consisting of the guest rooms, will be completed during the seasonally slow winter season beginning in late 2016.

•
Chicago Marriott Downtown: The second and largest phase of the multi-year renovation was completed early in the second quarter. This phase included the upgrade of approximately 460 rooms and a new state-of-the-art fitness center. The remaining guest rooms will be renovated during the seasonally slow winter months over the next two years.

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow period during late 2016 and early 2017.

•	Charleston Renaissance: We expect to renovate the guest rooms at the hotel commencing in the fourth quarter of 2016.

•	Worthington Renaissance: We expect to renovate the guest rooms at the hotel during the seasonally slow summer months of 2016.

•	Vail Marriott Mountain Resort & Spa: We expect to renovate the guest rooms at the hotel in two phases during seasonally slow periods.

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

The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income determined in accordance with U.S. GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its operating results.

Adjustments to EBITDA and FFO

We adjust EBITDA and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with U.S. GAAP net income, EBITDA and FFO, is beneficial to an investor's complete understanding of our operating performance. We adjust EBITDA and FFO for the following items:

•
Non-Cash Ground Rent: We exclude the non-cash expense incurred from the straight line recognition of rent from our ground lease obligations and the non-cash amortization of our favorable lease assets. We exclude these non-cash items because they do not reflect the underlying operating performance of our hotels.

•
Non-Cash Amortization of Favorable and Unfavorable Contracts: We exclude the non-cash amortization of the favorable and unfavorable contract assets recorded in conjunction with certain acquisitions because the non-cash amortization does not reflect the underlying operating performance of our hotels.

•
Cumulative Effect of a Change in Accounting Principle: Infrequently, the Financial Accounting Standards Board (FASB) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments because they do not reflect the underlying performance of the Company for that period.

•
Gains or Losses from Early Extinguishment of Debt: We exclude the effect of gains or losses recorded on the early extinguishment of debt because we believe these gains or losses do not accurately reflect the underlying performance of the Company.

•	Acquisition Costs: We exclude acquisition transaction costs expensed during the period because we believe these costs do not reflect the underlying performance of the Company or our hotels.

•
Severance Costs:  We exclude corporate severance costs and severance costs at our hotels related to lease terminations because we believe these costs do not reflect the underlying performance of the Company or our hotels.

•
Hotel Manager Transition Costs:  We exclude the transition costs associated with a change in hotel manager because we believe these costs do not reflect the underlying performance of our hotels. During the three months ended March

31, 2015, we excluded the transition costs associated with the change of hotel managers in connection with the acquisition of the Westin Fort Lauderdale and the Shorebreak Hotel.

•
Other Items:  From time to time we incur costs or realize gains that we do not believe reflect the underlying performance of the Company or our hotels. Such items may include, but are not limited to, hotel pre-opening costs, lease preparation costs, contract termination fees, gains or losses from legal settlements, bargain purchase gains and gains from insurance proceeds.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016	2015

Net income	$16,778	$10,641
Interest expense	11,664	13,219
Income tax benefit	(4,081)	(2,326)
Real estate related depreciation and amortization	25,121	24,337
EBITDA	49,482	45,871
Non-cash ground rent	1,334	1,507
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(353)
Hotel acquisition costs	—	232
Hotel manager transition costs	—	467
Impairment losses	—	786
Adjusted EBITDA	$50,338	$48,510

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2016	2015

Net income	$16,778	$10,641
Real estate related depreciation and amortization	25,121	24,337
Impairment losses	—	786
FFO	41,899	35,764
Non-cash ground rent	1,334	1,507
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(353)
Hotel acquisition costs	—	232
Hotel manager transition costs	—	467
Fair value adjustments to debt instruments	14	80
Adjusted FFO	$42,769	$37,697

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

New Accounting Pronouncements Not Yet Implemented

See Note 2 to the accompanying condensed consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2016 was $1.0 billion, of which $230.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.6 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2016	—		$—	$150,000
February 1 - February 29, 2016	73,687	$8.90	—	$150,000
March 1 - March 31, 2016	—		$—	$150,000
____________________

(1)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

(2)	Represents amounts available under the Company's $150 million share repurchase program. The share repurchase program may be suspended or terminated at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File No. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.5
Articles Supplementary of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report of Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.2.1
Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

4.1
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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 6, 2016

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)