Form 10-Q
period 2016-06-30
DiamondRock Hospitality Co
filed 2016-08-05
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

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
The registrant had 200,888,710 shares of its $0.01 par value common stock outstanding as of August 5, 2016.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Property and equipment, net	$2,641,298	$2,882,176
Assets held for sale	62,035	—
Restricted cash	45,644	59,339
Due from hotel managers	90,839	86,698
Favorable lease assets, net	18,138	23,955
Prepaid and other assets	52,494	46,758
Cash and cash equivalents	166,548	213,584
Total assets	$3,076,996	$3,312,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$825,995	$1,169,749
Term loan, net of unamortized debt issuance costs	99,299	—
Senior unsecured credit facility	—	—
Total debt	925,294	1,169,749

Deferred income related to key money, net	21,485	23,568
Unfavorable contract liabilities, net	73,601	74,657
Deferred ground rent	77,572	70,153
Due to hotel managers	59,579	65,350
Dividends declared and unpaid	25,583	25,599
Liabilities of assets held for sale	1,137	—
Accounts payable and accrued expenses	54,981	58,829
Total liabilities	1,239,232	1,487,905
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,888,710 and 200,741,777 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,009	2,007
Additional paid-in capital	2,059,760	2,056,878
Accumulated deficit	(224,005)	(234,280)
Total stockholders’ equity	1,837,764	1,824,605
Total liabilities and stockholders’ equity	$3,076,996	$3,312,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenues:
Rooms	$186,113	$181,563	$335,556	$326,199
Food and beverage	57,407	56,073	107,781	108,406
Other	13,144	12,165	26,361	24,084
Total revenues	256,664	249,801	469,698	458,689
Operating Expenses:
Rooms	43,257	41,993	81,971	80,457
Food and beverage	35,265	35,355	68,615	70,901
Management fees	8,772	8,903	15,381	15,103
Other hotel expenses	79,524	77,546	158,453	154,052
Depreciation and amortization	25,005	25,574	50,126	49,911
Impairment losses	—	9,675	—	10,461
Hotel acquisition costs	—	260	—	492
Corporate expenses	6,736	6,331	12,736	11,741
Total operating expenses, net	198,559	205,637	387,282	393,118
Operating profit	58,105	44,164	82,416	65,571
Interest and other income, net	(68)	(227)	(118)	(354)
Interest expense	11,074	12,838	22,738	26,056
Gain on sale of hotel properties	(8,121)	—	(8,121)	—
Total other expenses, net	2,885	12,611	14,499	25,702
Income before income taxes	55,220	31,553	67,917	39,869
Income tax expense	(11,045)	(6,731)	(6,964)	(4,405)
Net income	$44,175	$24,822	$60,953	$35,464
Earnings per share:
Basic earnings per share	$0.22	$0.12	$0.30	$0.18
Diluted earnings per share	$0.22	$0.12	$0.30	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$60,953	$35,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,126	49,911
Corporate asset depreciation as corporate expenses	34	43
Gain on sale of hotel properties	(8,121)	—
Non-cash ground rent	2,662	2,987
Amortization of debt issuance costs and debt premium	1,215	1,262
Impairment losses	—	10,461
Amortization of favorable and unfavorable contracts, net	(956)	(727)
Amortization of deferred income related to key money	(1,434)	(534)
Stock-based compensation	3,363	3,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,983)	(4,896)
Restricted cash	3,664	9,116
Due to/from hotel managers	(12,637)	(11,976)
Accounts payable and accrued expenses	1,720	5,832
Net cash provided by operating activities	94,606	99,943
Cash flows from investing activities:
Hotel capital expenditures	(54,096)	(32,199)
Hotel acquisitions	—	(150,400)
Net proceeds from sale of hotel properties	118,309	—
Change in restricted cash	3,529	5,412
Net cash provided by (used in) investing activities	67,742	(177,187)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(5,678)	(7,001)
Proceeds from sale of common stock, net	—	7,766
Proceeds from mortgage debt	—	85,000
Repayments of mortgage debt	(249,793)	(108,821)
Proceeds from senior unsecured term loan	100,000	—
Draws on senior unsecured credit facility	75,000	135,000
Repayments of senior unsecured credit facility	(75,000)	(45,000)
Purchase of interest rate cap	—	(325)
Payment of financing costs	(2,740)	(955)
Deposit on new mortgage loan	—	(75)
Payment of cash dividends	(50,488)	(45,852)
Repurchase of common stock	(685)	(2,735)
Net cash (used in) provided by financing activities	(209,384)	17,002
Net decrease in cash and cash equivalents	(47,036)	(60,242)
Cash and cash equivalents, beginning of period	213,584	144,365
Cash and cash equivalents, end of period	$166,548	$84,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,407	$23,748
Cash paid for income taxes	$1,203	$507
Non-cash Financing Activities:
Unpaid dividends	$25,583	$25,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Starwood Hotels & Resorts Worldwide, Inc. or Hilton Worldwide). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of June 30, 2016, we owned 27 hotels with 9,630 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (5); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. On July 7, 2016, we sold the 169-room Hilton Garden Inn Chelsea/New York City.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2016 and the results of our operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We had no accruals for tax uncertainties as of June 30, 2016 and December 31, 2015.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting , which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for annual periods beginning after December 15, 2016, although early adoption is permitted. We are evaluating the effect of ASU 2016-09 on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the effect of ASU 2016-02 on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. We adopted ASU No. 2015-03 effective January 1, 2016 and present all debt issuance costs, other than issuance costs related to our senior unsecured credit facility, as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, affecting only the presentation of our balance sheet. The adoption of ASU 2015-03 did not have a material impact on our financial position and had no impact on our results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We do not believe ASU 2014-09 will have a material impact on the our consolidated financial statements and related disclosures.

3.	Property and Equipment

Property and equipment as of June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$553,769	$578,338
Land improvements	7,994	7,994
Buildings	2,330,974	2,538,719
Furniture, fixtures and equipment	417,222	458,577
CIP	19,191	25,016
	3,329,150	3,608,644
Less: accumulated depreciation	(687,852)	(726,468)
	$2,641,298	$2,882,176

As of June 30, 2016, we had accrued capital expenditures of $6.2 million. As of December 31, 2015, we had accrued capital expenditures of $11.6 million.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.2 million and $2.6 million as of June 30, 2016 and December 31, 2015, respectively, consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Westin Boston Waterfront Hotel Ground Lease	$17,968	$18,076
Hilton Minneapolis Ground Lease	—	5,685
Lexington Hotel New York Tenant Leases	170	186
Hilton Boston Downtown Tenant Leases	—	8
	$18,138	$23,955

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million of amortization expense for each of the three months ended June 30, 2016 and 2015. We recorded $0.2 million and $0.3 million, respectively, of amortization expense for each of the six months ended June 30, 2016 and 2015.

On June 30, 2016, we sold the Hilton Minneapolis. In connection with the sale, we wrote off the favorable ground lease asset, which is included in the gain on sale of hotel properties on the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016.

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

We have paid the following dividends to holders of our common stock during 2016 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2016	December 31, 2015	$0.1250
April 12, 2016	March 31, 2016	$0.1250
July 12, 2016	June 30, 2016	$0.1250

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 30, 2016 and December 31, 2015, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

On February 17, 2016, our board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by our stockholders on May 3, 2016 and replaced the 2004 Stock Option and Incentive Plan (the "2004 Plan"), which was scheduled to expire on April 26, 2017. We will no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements. Under the 2016 Plan, we are authorized to issue up to 6,082,664 shares of our common stock. We have issued or committed to issue 53,574 shares under the 2016 Plan as of June 30, 2016.

On May 11, 2016, we issued (i) 44,645 shares of fully vested common stock and (ii) 8,929 fully vested deferred stock units to our board of directors having an aggregate value of $510,000, based on the closing stock price for our common stock on such day.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2016 to June 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	474,567	$12.72
Granted	451,739	8.91
Vested	(241,698)	11.83
Unvested balance at June 30, 2016	684,608	$10.52

The remaining share awards are expected to vest as follows: 296,674 shares during 2017, 222,387 shares during 2018, 143,099 shares during 2019, and 22,448 during 2020. As of June 30, 2016, the unrecognized compensation cost related to restricted stock awards was $6.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $0.8 million and $0.7 million, respectively, of compensation expenses related to restricted stock awards for the three months ended June 30, 2016 and 2015. We recorded $1.6 million and $1.4 million, respectively, of compensation expenses related to restricted stock awards for the six months ended June 30, 2016 and 2015.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For the PSUs issued in 2014 and 2015 and vesting in 2017 and 2018, respectively, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. For the PSUs issued in 2016 and vesting in 2019, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period remained in effect for 75% of the number of PSUs to be earned in the performance period. The remaining 25% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the three-year performance period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. The grant date fair value of the portion of the PSUs based on our relative total stockholder return is determined using a Monte Carlo simulation performed by a third-party valuation firm. The grant date fair value of the portion of the PSUs based on improvement in market share for each of our hotels is the closing price of our common stock on the grant date.

On February 26, 2016, our board of directors granted 310,398 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $8.42 using the assumptions of volatility of 24.3% and a risk-free rate of 0.93%. The grant date fair value of the portion of the PSUs based on hotel market share $8.91.

A summary of our PSUs from January 1, 2016 to June 30, 2016 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	676,359	$11.41
Granted	310,398	8.54
Additional units from dividends	19,296	9.27
Vested (1)	(242,096)	9.85
Unvested balance at June 30, 2016	763,957	$10.69
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2016 was equal to 89.5% of the PSU Target Award.

The remaining target units are expected to vest as follows: 218,671 units during 2017, 230,812 units during 2018 and 314,474 units during 2019. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2016, the unrecognized compensation cost related to the PSUs was $4.4 million and is expected to be recognized on a straight-line basis over a weighted average period of 25 months. We recorded $0.6 million of compensation expense related to the PSUs for each of the three months ended June 30, 2016 and 2015. We recorded $1.3 million and $1.1 million of compensation expense related to the PSUs for the six months ended June 30, 2016 and 2015, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$44,175	$24,822	$60,953	$35,464
Denominator:
Weighted-average number of common shares outstanding—basic	201,273,767	200,830,064	201,133,321	200,738,301
Effect of dilutive securities:
Unvested restricted common stock	—	80,538	81,513	143,882
Unexercised stock appreciation rights	—	1,425	—	2,212
Shares related to unvested PSUs	553,617	230,720	553,617	230,720
Weighted-average number of common shares outstanding—diluted	201,827,384	201,142,747	201,768,451	201,115,115
Earnings per share:
Basic earnings per share	$0.22	$0.12	$0.30	$0.18
Diluted earnings per share	$0.22	$0.12	$0.30	$0.18

We did not include unexercised stock appreciation rights of 20,770 for the three and six months ended June 30, 2016 as they would be anti-dilutive. We did not include the effect of unvested restricted common stock in the calculation of the diluted weighted-average number of common shares outstanding for the three months ended June 30, 2016 as it would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2016 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
Lexington Hotel New York	$170,368	LIBOR + 2.25% (1)	October 2017 (2)
Salt Lake City Marriott Downtown	59,234	4.25%	November 2020
Westin Washington D.C. City Center	67,822	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	29,242	3.96%	April 2023
Westin San Diego	66,959	3.94%	April 2023
Courtyard Manhattan / Midtown East	86,000	4.40%	August 2024
Renaissance Worthington	85,000	3.66%	May 2025
JW Marriott Denver at Cherry Creek	65,000	4.33%	July 2025
Boston Westin	203,115	4.36%	November 2025
Unamortized debt issuance costs	(6,745)
Total mortgage debt, net of unamortized debt issuance costs	825,995

Senior unsecured term loan	100,000	LIBOR + 1.45% (3)	May 2021
Unamortized debt issuance costs	(701)
Senior unsecured term loan, net of unamortized debt issuance costs	99,299

Senior unsecured credit facility	—	LIBOR + 1.50% (4)	May 2020 (5)

Total debt, net of unamortized debt issuance costs	$925,294
Weighted-Average Interest Rate		3.71%
_______________________

(1)	The interest rate as of June 30, 2016 was 2.71%.

(2)
The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including a debt yield based on trailing 12-month hotel cash flows equal to or greater than 13% at the time the first extension option is exercised, and the payment of an extension fee. As of June 30, 2016, the debt yield was approximately 6.4%.

(3)	The interest rate as of June 30, 2016 was 1.90%.

(4)	The interest rate as of June 30, 2016 was 1.97%.

(5)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2016, nine of our 27 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 30, 2016, we were in compliance with the financial covenants of our mortgage debt.

On January 11, 2016, we repaid the mortgage loan secured by the Chicago Marriott Downtown Magnificent Mile. The loan had an outstanding principal balance of $201.7 million with interest at a fixed rate of 5.98%.

On May 11, 2016, we repaid the mortgage loan secured by the Courtyard Manhattan Fifth Avenue. The loan had an outstanding principal balance of $48.1 million with interest at a fixed rate of 6.48%.

On June 30, 2016, in connection with the sale of the Hilton Minneapolis, the buyer assumed $89.5 million of mortgage debt secured by the hotel.

Senior Unsecured Credit Facility

We are party to a senior unsecured credit facility. On May 3, 2016, we amended and restated the facility to increase the capacity from $200 million to $300 million, decrease the pricing and extend the maturity date to May 2020. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The new facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the new facility is based upon LIBOR, plus an applicable margin.

The applicable margin is based upon the the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.50%
Greater than 35% but less than or equal to 45%	1.65%
Greater than 45% but less than or equal to 50%	1.80%
Greater than 50% but less than or equal to 55%	2.00%
Greater than 55%	2.25%

In addition to the interest payable on amounts outstanding under the facility, we were required to pay an amount equal to (x) 0.20% of the unused portion of the facility if the average usage of the facility was greater than 50% or (y) 0.30% of the unused portion of the facility if the average usage of the facility was less than or equal to 50%.

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2016
Maximum leverage ratio (1)	60%	23.9%
Minimum fixed charge coverage ratio (2)	1.50x	4.09x
Minimum tangible net worth (3)	$1.91 billion	$2.52 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	27.1%
_____________________________

(1)
Leverage ratio is net indebtedness, as defined in the credit agreement, divided by total asset value, defined in the credit agreement as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.

(2)
Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the credit agreement as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the credit agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

(3)
Tangible net worth, as defined in the credit agreement, is (i) total gross book value of all assets, exclusive of depreciation and amortization, less intangible assets, total indebtedness, and all other liabilities, plus (ii) 75% of net proceeds from future equity issuances.

As of June 30, 2016, we had no borrowings outstanding under the facility and the Company's leverage ratio was 23.9%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively. We incurred interest and unused credit facility fees on the facility of $0.8 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

Senior Unsecured Term Loan

On May 3, 2016, we closed on a new five-year $100 million senior unsecured term loan. The interest rate on the term loan is based on a pricing grid ranging from 145 to 220 basis points over LIBOR, based on the Company’s leverage ratio. The financial covenants of the term loan are identical to the covenants on our senior unsecured credit facility, which are described above. The total proceeds from the term loan were used to repay a portion of the $75 million in borrowings then outstanding under our senior unsecured credit facility and to repay the $48.1 million mortgage loan secured by the Courtyard Manhattan Fifth Avenue. The mortgage secured by the Courtyard Manhattan Fifth Avenue was added as security to the term loan. The mortgage can be removed as security for the term loan at the Company's discretion.

The applicable margin is based upon the the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of June 30, 2016, the Company's leverage ratio was 23.9%. Accordingly, interest on our borrowings under the term loan will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the facility of $0.3 million for the three and six months ended June 30, 2016.

9. Dispositions

On June 8, 2016, we sold the 485-room Orlando Airport Marriott to an unaffiliated third party for a contractual sales price of $63 million. We received net proceeds of approximately $65.5 million from the transaction, which included credit for the hotel's capital replacement reserve. We recognized a pre-tax gain on sale of the hotel of approximately $3.4 million.

On June 30, 2016, we sold the 821-room Hilton Minneapolis to an unaffiliated third party for a contractual sales price of $140 million. The buyer assumed the $89.5 million mortgage loan secured by the hotel. We received net proceeds of approximately $54.6 million from the transaction, which included credit for the hotel's working capital. We recognized a pre-tax gain on sale of the hotel of approximately $4.7 million.

Our condensed consolidated statements of operations include the following pre-tax income (loss) from the hotel properties sold during the six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Orlando Airport Marriott	$4,692	$110	$7,924	$2,256
Hilton Minneapolis	6,962	687	4,666	(2,047)
Total pre-tax income	$11,654	$797	$12,590	$209

Prior to June 30, 2016, we entered into an agreement to sell the Hilton Garden Inn Chelsea/New York City to an unaffiliated third party for a contractual sales price of $65 million. The hotel has been reclassified as held for sale in the condensed consolidated balance sheet as of June 30, 2016. The transaction closed on July 7, 2016.

The significant components of assets held for sale and liabilities of assets held for sale at June 30, 2016 consist of the following (in thousands):

Property and equipment	$69,994
Less: accumulated depreciation	(10,251)
59,743
Due from hotel manager	1,726
Prepaid and other assets	566
Total assets held for sale	$62,035

Due to hotel manager	1,137
Total liabilities of assets held for sale	$1,137

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2016 and December 31, 2015, in thousands, is as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$925,294	$927,940	$1,169,749	$1,152,351
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Other Matters

During the quarter ended March 31, 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel. The Company is proactively working with the franchisor and the manager of the hotel to develop and execute a plan to improve the guest satisfaction scores. While the franchisor has reserved all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future, no action to terminate the franchise agreement has been taken by the franchisor. In addition, the lender that holds the mortgage on this hotel received notice of the foregoing. The lender has provided written notice to the Company that although it has the right to call an event of default under the loan agreement after a notice and cure period has elapsed, the lender is not doing so but reserves all of its rights under the loan agreement. While the Company is working diligently with the franchisor and manager to develop an action plan to resolve the matter, no assurance can be given that the Company will be successful. If the Company is not successful, the franchisor may seek to terminate the franchise agreement and the lender may seek to declare an event of default under the loan agreement, which could result in a material adverse effect on the Company's business, financial condition or results of operation.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2016, we owned a portfolio of 27 premium hotels and resorts that contain 9,630 guest rooms located in 17 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by one of the leading global lodging brand companies, including Marriott International, Inc., Starwood Hotels & Resorts Worldwide, Inc. and Hilton Worldwide.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 71% of our total revenues for the six months ended June 30, 2016 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the six months ended June 30, 2016 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2015 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	61.8%	$217.00	$134.20	(11.8)%
Hilton Minneapolis (2)	Minneapolis, Minnesota	821	69.8%	149.38	104.32	(2.1)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	79.2%	236.15	186.97	3.0%
Lexington Hotel New York	New York, New York	725	88.1%	219.60	193.42	(6.5)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	69.8%	158.77	110.79	(3.6)%
Renaissance Worthington	Fort Worth, Texas	504	71.2%	183.79	130.88	(2.5)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	87.5%	285.65	250.05	(1.7)%
Orlando Airport Marriott (3)	Orlando, Florida	485	86.8%	129.43	112.29	3.2%
Westin San Diego	San Diego, California	436	84.1%	187.57	157.72	0.7%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	95.6%	222.00	212.23	15.7%
Westin Washington, D.C. City Center	Washington, D.C.	410	85.7%	235.06	201.41	7.3%
Hilton Boston Downtown	Boston, Massachusetts	403	85.3%	262.60	224.09	4.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	71.6%	317.45	227.15	3.0%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	73.3%	177.54	130.08	7.8%
Courtyard Manhattan/Midtown East	New York, New York	321	90.2%	240.70	217.20	(2.9)%
The Gwen Chicago	Chicago, Illinois	300	70.7%	199.94	141.32	(9.9)%
Hilton Garden Inn Times Square Central	New York, New York	282	95.6%	221.61	211.80	(4.6)%
Bethesda Marriott Suites	Bethesda, Maryland	272	72.6%	173.45	125.94	5.9%
Hilton Burlington	Burlington, Vermont	258	76.5%	155.50	118.98	7.8%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	79.2%	267.08	211.54	0.5%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	85.3%	240.81	205.39	(7.5)%
Sheraton Suites Key West	Key West, Florida	184	93.1%	278.09	259.04	(2.0)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	78.0%	271.24	211.57	5.3%
Courtyard Denver Downtown	Denver, Colorado	177	80.2%	199.18	159.68	1.9%
Hilton Garden Inn Chelsea/New York City	New York, New York	169	98.0%	203.43	199.35	4.9%
Renaissance Charleston	Charleston, South Carolina	166	90.2%	229.83	207.31	0.5%
Shorebreak Hotel	Huntington Beach, California	157	79.1%	218.53	172.92	(0.6)%
Inn at Key West	Key West, Florida	106	91.1%	227.04	206.82	(9.5)%
Hotel Rex	San Francisco, California	94	83.4%	239.01	199.43	4.5%
TOTAL/WEIGHTED AVERAGE (1)		10,936	79.2%	$214.82	$170.05	(0.6)%
____________________
(1) The percentage change from 2015 RevPAR reflects the comparable period in 2015 to our 2016 ownership period for our 2015 acquisitions (Shorebreak Hotel and Sheraton Suites Key West) and our 2016 dispositions (Orlando Airport Marriott and Hilton Minneapolis).
(2) The hotel was sold on June 30, 2016. The operating statistics reflect the period from January 1, 2016 to June 29, 2016.
(3) The hotel was sold on June 8, 2016. The operating statistics reflect the period from January 1, 2016 to June 7, 2016.

Highlights and Recent Developments

Mortgage Loan Repayments. On January 11, 2016, we repaid the $201.7 million mortgage loan secured by the Chicago Marriott Downtown. On May 11, 2016, we repaid the $48.1 million mortgage loan secured by the Courtyard Manhattan Fifth Avenue.

Amended Credit Facility and New Term Loan. On May 3, 2016, we amended and restated our senior unsecured credit facility to increase the capacity to $300 million, decrease the pricing and extend the maturity date to May 2020. Also on May 3, 2016, we closed on a new five-year $100 million senior unsecured term loan.

Hotel Dispositions. In June 2016, we sold the 485-room Orlando Airport Marriott for a contractual sales price of $63 million and the Hilton Minneapolis for a contractual sales price of $140 million. In July 2016, we sold the 169-room Hilton Garden Inn Chelsea/New York City for a contractual sales price of $65 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2016	2015	% Change
Rooms	$186.1	$181.5	2.5%
Food and beverage	57.4	56.1	2.3%
Other	13.2	12.2	8.2%
Total revenues	$256.7	$249.8	2.8%

Our total revenues increased $6.9 million from $249.8 million for the three months ended June 30, 2015 to $256.7 million for the three months ended June 30, 2016. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$4.6 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$1.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$0.2 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.

Excluding these non-comparable amounts our total revenues increased $4.0 million, or 1.6%.

The following are key hotel operating statistics for the three months ended June 30, 2016 and 2015. The 2015 amounts reflect the period in 2015 comparable to our ownership period in 2016 for our acquisition of the Sheraton Suites Key West, and our dispositions of the Orlando Airport Marriott and the Hilton Minneapolis.

	Three Months Ended June 30,
	2016	2015	% Change
Occupancy %	84.9%	84.2%	0.7 percentage points
ADR	$223.35	$223.45	—%
RevPAR	$189.71	$188.05	0.9%

The increase in room revenue is a result of a 40.5% increase in the contract segment and a 0.9% increase in the business transient segment, partially offset by a 2.0% decrease in the leisure transient segment and a 1.1% decrease in group business. The increase in room revenue is primarily attributable to our two hotels in Boston and the Westin Fort Lauderdale Beach Resort, partially offset by declines at our two hotels in Chicago and our hotels in New York City. Both the Chicago and New York City markets faced weak lodging fundamentals. Our results in Chicago were also impacted by renovations at the Chicago Marriott and The Gwen, as well as the brand conversion of the The Gwen in September 2015.

Food and beverage revenues increased $1.3 million from the three months ended June 30, 2015, which includes amounts that are not comparable quarter-over-quarter as follows:

•$0.5 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$0.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$0.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.

Excluding these non-comparable amounts, food and beverage revenues increased $1.4 million, or 2.5%, primarily driven by an increase in banquet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.0 million driven primarily by resort fees and attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2016	2015	% Change (B)/W
Rooms departmental expenses	$43.3	$42.0	3.1%
Food and beverage departmental expenses	35.3	35.4	(0.3)
Other departmental expenses	3.1	4.2	(26.2)
General and administrative	20.6	18.6	10.8
Utilities	6.5	6.5	—
Repairs and maintenance	9.2	8.9	3.4
Sales and marketing	16.9	16.9	—
Franchise fees	5.7	5.2	9.6
Base management fees	6.3	6.3	—
Incentive management fees	2.5	2.6	(3.8)
Property taxes	10.7	10.7	—
Other fixed charges	3.0	2.7	11.1
Ground rent—Contractual	2.4	2.4	—
Ground rent—Non-cash	1.3	1.4	(7.1)
Total hotel operating expenses	$166.8	$163.8	1.8%

Our hotel operating expenses increased $3.0 million from $163.8 million for the three months ended June 30, 2015 to $166.8 million for the three months ended June 30, 2016. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$2.6 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$1.2 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$0.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.

Excluding the non-comparable amounts, hotel operating expenses increased $1.7 million, or 1.0%, from the three months ended June 30, 2015.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.6 million, or 2.2%, from the three months ended June 30, 2015.

Impairment losses. We recorded an impairment loss of $9.7 million for the three months ended June 30, 2015 primarily related to our decision not to exercise our option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel.

Hotel acquisition costs. We incurred $0.3 million of hotel acquisition costs during the three months ended June 30, 2015 associated with the acquisition of the Sheraton Suites Key West.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.4 million, from $6.3 million for the three months ended June 30, 2015 to $6.7 million for the three months ended June 30, 2016. The increase is due primarily to employee-related costs and legal fees.

Interest expense. Our interest expense was $11.1 million and $12.8 million for the three months ended June 30, 2016 and 2015, respectively, and comprises the following (in millions):

	Three Months Ended June 30,
	2016	2015
Mortgage debt interest	$9.7	$12.0
Term loan interest	0.3	—
Credit facility interest and unused fees	0.4	0.2
Amortization of deferred financing costs and debt premium	0.6	0.5
Interest rate cap fair value adjustment	0.1	0.1
	$11.1	$12.8

The decrease in mortgage debt interest expense is primarily related to refinancing a portion of our total debt at lower interest rates. The weighted-average interest rate for our debt decreased from 4.43% as of June 30, 2015 to 3.71% as of June 30, 2016.

Income taxes. We recorded an income tax expense of $11.0 million for the three months ended June 30, 2016 and $6.7 million for the three months ended June 30, 2015. The income tax expense for the three months ended June 30, 2016 includes $10.8 million of income tax expense on the $26.3 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.1 million of foreign income tax expense incurred on the $2.0 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax expense for the three months ended June 30, 2015 includes $6.5 million of income tax expense incurred on the $16.0 million pre-tax income of our TRS, $0.1 million of foreign income tax expense, net, incurred on the $2.2 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. The agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory rate of 37.4% from April 1, 2015 through June 30, 2015. In October 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to the expiration date of the prior agreement.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2016	2015	% Change
Rooms	$335.5	$326.2	2.9%
Food and beverage	107.8	108.4	(0.6)%
Other	26.4	24.1	9.5%
Total revenues	$469.7	$458.7	2.4%

Our total revenues increased $11.0 million from $458.7 million for the six months ended June 30, 2015 to $469.7 million for the six months ended June 30, 2016. This increase includes amounts that are not comparable period-over-period as follows:

•$1.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$10.6 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$1.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$0.2 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.

Excluding these non-comparable amounts our total revenues increased $0.8 million, or 0.2%.

The following are key hotel operating statistics for the six months ended June 30, 2016 and 2015. The 2015 amounts reflect the period in 2015 comparable to our ownership period in 2016 for our acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West, and our dispositions of the Orlando Airport Marriott and the Hilton Minneapolis.

	Six Months Ended June 30,
	2016	2015	% Change
Occupancy %	79.2%	80.3%	(1.1) percentage points
ADR	$214.82	$212.97	0.9%
RevPAR	$170.05	$171.00	(0.6)%

Room revenue from the group segment decreased 4.1%, partially offset by a 38.7% increase in contract business and a 0.3% increase in the business transient segment. The decrease in room revenue is primarily attributable to our two hotels in Chicago and our hotels in New York City. Both markets faced weak lodging fundamentals. Our results in Chicago were also impacted by renovations at the Chicago Marriott and The Gwen, as well as the brand conversion of the The Gwen in September 2015.

Food and beverage revenues decreased $0.6 million from the three months ended June 30, 2015, which includes amounts that are not comparable period-over-period as follows:

•$0.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$1.1 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$0.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$0.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.

Excluding these non-comparable amounts, food and beverage revenues decreased $1.4 million, or 1.3%.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.3 million. The primary driver was an increase in resort fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2016	2015	% Change
Rooms departmental expenses	$82.0	$80.5	1.9%
Food and beverage departmental expenses	68.6	70.9	(3.2)
Other departmental expenses	6.2	8.6	(27.9)
General and administrative	40.3	36.1	11.6
Utilities	13.3	13.7	(2.9)
Repairs and maintenance	18.5	18.0	2.8
Sales and marketing	32.6	32.0	1.9
Franchise fees	11.0	10.0	10.0
Base management fees	11.6	11.4	1.8
Incentive management fees	3.8	3.7	2.7
Property taxes	22.9	21.8	5.0
Other fixed charges	6.1	5.7	7.0
Hotel pre-opening costs	—	0.5	(100.0)
Ground rent—Contractual	4.9	4.7	4.3
Ground rent—Non-cash	2.6	2.9	(10.3)
Total hotel operating expenses	$324.4	$320.5	1.2%

Our hotel operating expenses increased $3.9 million from $320.5 million for the six months ended June 30, 2015 to $324.4 million for the six months ended June 30, 2016. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$1.0 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$5.5 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$1.2 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$0.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.

Excluding the non-comparable amounts, hotel operating expenses decreased $1.3 million, or 0.4%, from the six months ended June 30, 2015.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.2 million from the six months ended June 30, 2015.

Impairment losses. We recorded an impairment loss of $0.8 million for the six months ended June 30, 2015 on the favorable lease asset related to a tenant lease at the Lexington Hotel New York. We also recorded an impairment loss of $9.7 million for the six months ended June 30, 2015 primarily related to our decision not to exercise our option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel.

Hotel acquisition costs. We incurred $0.5 million of hotel acquisition costs during the six months ended June 30, 2015 associated with the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.0 million, from $11.7 million for the six months ended June 30, 2015 to $12.7 million for the six months ended June 30, 2016. The increase is due primarily to employee-related costs and legal fees.

Interest expense. Our interest expense was $22.7 million and $26.1 million for the six months ended June 30, 2016 and 2015, respectively, and comprises the following (in millions):

	Six Months Ended June 30,
	2016	2015
Mortgage debt interest	$20.3	$24.5
Term loan interest	0.3	—
Credit facility interest and unused fees	0.8	0.4
Amortization of deferred financing costs and debt premium	1.2	0.9
Interest rate cap fair value adjustment	0.1	0.3
	$22.7	$26.1

The decrease in mortgage debt interest expense is related to refinancing a portion of our total debt at lower interest rates. The weighted-average interest rate for our debt decreased from 4.43% as of June 30, 2015 to 3.71% as of June 30, 2016.

Income taxes. We recorded an income tax expense of $7.0 million for the six months ended June 30, 2016 and $4.4 million for the six months ended June 30, 2015. The income tax expense for the six months ended June 30, 2016 includes $6.3 million of income tax expense on the $15.3 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.6 million of foreign income tax expense incurred on the $8.0 million pre-tax income of the TRS that owns Frenchman's Reef and $0.1 million of state franchise taxes. The income tax expense for the six months ended June 30, 2015 includes $2.4 million of income tax expense incurred on the $5.8 million pre-tax income of our TRS, $1.9 million of foreign income tax expense incurred on the $6.9 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. The agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory rate of 37.4% from February 15, 2015 through June 30, 2015. In October 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to the expiration date of the prior agreement.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, debt repayments upon maturity and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, equity issuances, proceeds from new financings and refinancings of maturing debt, proceeds from property dispositions, and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2016, we had $0.9 billion of debt outstanding with a weighted average interest rate of 3.71% and a weighted average maturity date of approximately 6.4 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 18 of our 27 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of June 30, 2016, we had no borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Term Loan

We are party to a $100 million senior unsecured term loan expiring in May 2021. Information about our senior unsecured term loan is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans and our senior unsecured credit facility. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of June 30, 2016, we had $166.5 million of unrestricted corporate cash and $45.6 million of restricted cash, as well as additional borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $94.6 million for the six months ended June 30, 2016. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash provided by investing activities was $67.7 million for the six months ended June 30, 2016, which consisted of $118.3 million of net proceeeds from the sale of the Orlando Airport Marriott and Hilton Minneapolis, the net return of $3.5 million from lender reserves, offset by capital expenditures at our hotels of $54.1 million.

Our net cash used in financing activities was $209.4 million for the six months ended June 30, 2016 and consisted primarily of our $249.8 million repayment of the mortgage debt secured by the Chicago Marriott and Courtyard Manhattan Fifth Avenue, $50.5 million of dividend payments, $0.7 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $2.7 million of financing costs related to our senior unsecured credit facility and term loan, and $5.7 million of scheduled mortgage debt principal payments, partially offset by $100.0 million of proceeds from our senior unsecured term loan.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2016 will be the net cash flow from hotel operations and proceeds from the sale of the Hilton Garden Inn Chelsea/New York City. We expect our estimated uses of cash for the remainder of the year ending December 31, 2016 will be potential share repurchases, regularly scheduled debt service payments, capital expenditures, dividends, and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2016:

Payment Date	Record Date	Dividend per Share
January 12, 2016	December 31, 2015	$0.1250
April 12, 2016	March 31, 2016	$0.1250
July 12, 2016	June 30, 2016	$0.1250

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2016, we have set aside $41.4 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $54.1 million on capital improvements during the six months ending June 30, 2016, primarily related to the second phase of the Chicago Marriott Downtown renovation, the first phase of the renovation of The Gwen and the Worthington Renaissance guest room renovation. As a result of the three dispositions and fewer planned renovations by the end of 2016, we are lowering our anticipated capital expenditures to $135 million. Previously, we expected to spend approximately $150 million on capital improvements at our hotels in 2016. Significant projects in 2016 include:

•
The Gwen, a Luxury Collection Hotel: We rebranded the Conrad Chicago to Starwood's Luxury Collection on September 1, 2015. The renovation work associated with the brand conversion will be completed in two phases. The first phase, consisting of the lobby, rooftop bar and other public spaces, commenced in January and was completed in May 2016. The second phase of the renovation, consisting of the guest rooms, will be completed during the seasonally slow winter season beginning in late 2016.

•
Chicago Marriott Downtown: The second and largest phase of the multi-year renovation was completed early in the second quarter of 2016. This phase included the upgrade of approximately 460 rooms and a new state-of-the-art fitness center. The remaining guest rooms are expected to be renovated during the seasonally slow winter months over the next two years.

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow period during late 2016 and early 2017.

•	Charleston Renaissance: We expect to renovate the guest rooms at the hotel commencing in the fourth quarter of 2016.

•	Worthington Renaissance: We have commenced the guest room renovation at the hotel and expect to complete the project by the end of 2016.

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

•	Hotel Acquisition Costs: We exclude hotel acquisition costs expensed during the period because we believe these costs do not reflect the underlying performance of the Company or our hotels.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$44,175	$24,822	$60,953	$35,464
Interest expense	11,074	12,838	22,738	26,056
Income tax expense	11,045	6,731	6,964	4,405
Real estate related depreciation and amortization	25,005	25,574	50,126	49,911
EBITDA	91,299	69,965	140,781	115,836
Non-cash ground rent	1,328	1,479	2,662	2,987
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(374)	(956)	(727)
Gain on sale of hotel properties	(8,121)	—	(8,121)	—
Hotel acquisition costs	—	260	—	492
Hotel manager transition costs (1)	—	66	—	534
Impairment losses	—	9,675	—	10,461
Severance costs (2)	119	—	119	—
Adjusted EBITDA	$84,147	$81,071	$134,485	$129,583
____________________
(1) Classified within other hotel expenses on the condensed consolidated statements of operations.
(2) Classified within corporate expenses on the condensed consolidated statements of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$44,175	$24,822	$60,953	$35,464
Real estate related depreciation and amortization	25,005	25,574	50,126	49,911
Impairment losses	—	9,675	—	10,461
Gain on sale of hotel properties, net of income tax	(7,010)	—	(7,010)	—
FFO	62,170	60,071	104,069	95,836
Non-cash ground rent	1,328	1,479	2,662	2,987
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(374)	(956)	(727)
Hotel acquisition costs	—	260	—	492
Hotel manager transition costs (1)	—	66	—	534
Severance costs (2)	119	—	119	—
Fair value adjustments to debt instruments	4	(14)	18	66
Adjusted FFO	$63,143	$61,488	$105,912	$99,188
____________________
(1) Classified within other hotel expenses on the condensed consolidated statements of operations.
(2) Classified within corporate expenses on the condensed consolidated statements of operations.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2016 was $0.9 billion, of which $270.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.7 million annually.

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

Other than the following, there have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Economic conditions leading up to and following the United Kingdom's likely exit from the European Union could have an adverse effect on the lodging industry and our results of operations.
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets, either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. In periods of economic weakness or uncertainty, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Any of these effects of Brexit, and others the Company cannot anticipate, may have an adverse effect on the lodging industry and may adversely affect the Company’s business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - April 30, 2016	—	$—	—	$150,000
May 1 - May 31, 2016	—	$—	—	$150,000
June 1 - June 30, 2016	—	$—	—	$150,000
____________________

(1)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

(2)	Represents amounts available under the Company's $150 million share repurchase program. The share repurchase program may be suspended or terminated at any time without prior notice.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

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

3.1.5
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
Fourth Amended and Restated Credit Agreement, dated as of May 3, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.2	Term Loan Agreement, dated as of May 3, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.3†*	Form of Restricted Stock Award Agreement

10.4†*	Form of Performance Stock Unit Agreement

10.5†*	Form of Deferred Stock Unit Award Agreement

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 5, 2016

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)