Form 10-Q
period 2016-09-30
DiamondRock Hospitality Co
filed 2016-11-09
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

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
The registrant had 200,315,646 shares of its $0.01 par value common stock outstanding as of November 8, 2016.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Property and equipment, net	$2,642,034	$2,882,176
Restricted cash	47,661	59,339
Due from hotel managers	87,019	86,698
Favorable lease assets, net	18,076	23,955
Prepaid and other assets	47,693	46,758
Cash and cash equivalents	235,965	213,584
Total assets	$3,078,448	$3,312,510
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$823,626	$1,169,749
Term loan, net of unamortized debt issuance costs	99,336	—
Senior unsecured credit facility	—	—
Total debt	922,962	1,169,749

Deferred income related to key money, net	20,776	23,568
Unfavorable contract liabilities, net	73,123	74,657
Deferred ground rent	79,027	70,153
Due to hotel managers	55,350	65,350
Dividends declared and unpaid	23,586	25,599
Accounts payable and accrued expenses	59,247	58,829
Total liabilities	1,234,071	1,487,905
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,796,110 and 200,741,777 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,008	2,007
Additional paid-in capital	2,059,638	2,056,878
Accumulated deficit	(217,269)	(234,280)
Total stockholders’ equity	1,844,377	1,824,605
Total liabilities and stockholders’ equity	$3,078,448	$3,312,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Revenues:
Rooms	$163,158	$178,529	$498,714	$504,729
Food and beverage	44,069	47,256	151,850	155,662
Other	13,012	12,717	39,373	36,801
Total revenues	220,239	238,502	689,937	697,192
Operating Expenses:
Rooms	39,766	42,415	121,737	122,872
Food and beverage	29,103	32,143	97,718	103,044
Management fees	7,655	7,562	23,036	22,665
Other hotel expenses	74,123	83,358	232,576	237,410
Depreciation and amortization	23,605	25,107	73,731	75,018
Impairment losses	—	—	—	10,461
Hotel acquisition costs	—	453	—	945
Corporate expenses	4,684	6,048	17,420	17,790
Total operating expenses, net	178,936	197,086	566,218	590,205
Operating profit	41,303	41,416	123,719	106,987
Interest and other income, net	(333)	(126)	(451)	(480)
Interest expense	9,504	12,907	32,242	38,963
Gain on sale of hotel properties	(2,198)	—	(10,319)	—
Total other expenses, net	6,973	12,781	21,472	38,483
Income before income taxes	34,330	28,635	102,247	68,504
Income tax expense	(4,393)	(4,171)	(11,357)	(8,576)
Net income	$29,937	$24,464	$90,890	$59,928
Earnings per share:
Basic earnings per share	$0.15	$0.12	$0.45	$0.30
Diluted earnings per share	$0.15	$0.12	$0.45	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$90,890	$59,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,731	75,018
Corporate asset depreciation as corporate expenses	49	63
Gain on sale of hotel properties	(10,319)	—
Non-cash ground rent	4,230	4,454
Amortization of debt issuance costs and debt premium	1,760	1,715
Impairment losses	—	10,461
Amortization of favorable and unfavorable contracts, net	(1,434)	(1,134)
Amortization of deferred income related to key money	(2,143)	(839)
Stock-based compensation	4,015	4,403
Changes in assets and liabilities:
Prepaid expenses and other assets	(735)	(4,445)
Restricted cash	21	13,338
Due to/from hotel managers	(13,092)	(12,441)
Accounts payable and accrued expenses	5,572	7,300
Net cash provided by operating activities	152,545	157,821
Cash flows from investing activities:
Hotel capital expenditures	(78,652)	(46,141)
Hotel acquisitions	—	(150,400)
Net proceeds from sale of hotel properties	183,494	—
Change in restricted cash	3,083	5,737
Net cash provided by (used in) investing activities	107,925	(190,804)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(8,384)	(10,075)
Proceeds from sale of common stock, net	—	7,796
Proceeds from mortgage debt	—	150,000
Repayments of mortgage debt	(249,793)	(146,876)
Proceeds from senior unsecured term loan	100,000	—
Draws on senior unsecured credit facility	75,000	135,000
Repayments of senior unsecured credit facility	(75,000)	(110,000)
Purchase of interest rate cap	—	(325)
Payment of financing costs	(2,765)	(1,182)
Payment of cash dividends	(75,635)	(71,008)
Repurchase of common stock	(1,512)	(2,735)
Net cash used in financing activities	(238,089)	(49,405)
Net increase (decrease) in cash and cash equivalents	22,381	(82,388)
Cash and cash equivalents, beginning of period	213,584	144,365
Cash and cash equivalents, end of period	$235,965	$61,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,856	$36,326
Cash paid for income taxes	$1,621	$798
Non-cash Investing and Financing Activities:
Unpaid dividends	$23,586	$25,479
Buyer assumption of mortgage debt on sale of hotel included in sale proceeds	$89,486	$—

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

As of September 30, 2016, we owned 26 hotels with 9,461 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2016, the results of our operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Revenue Recognition

Revenues from operations of the hotels are recognized when the goods or services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees.

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

Stock-based Compensation

We account for stock-based employee compensation using the fair value based method of accounting. We record the cost of stock-based awards based on the grant-date fair value of the award. The vesting of the awards issued to officers and employees is based on either continued employment (time-based) or based on continued employment and the relative total shareholder returns of the Company or improvement in market share of the Company's hotels (performance-based). The cost of time-based awards and performance-based awards is recognized over the period during which an employee is required to provide service in exchange for the award, adjusted for forfeitures.

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

We had no accruals for tax uncertainties as of September 30, 2016 and December 31, 2015.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain transactions are classified in the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We are evaluating the effect of ASU No. 2016-15 on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for annual periods beginning after December 15, 2016, although early adoption is permitted. We are evaluating the effect of ASU 2016-09 on our consolidated financial statements and related disclosures.

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

3.	Property and Equipment

Property and equipment as of September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$553,769	$578,338
Land improvements	7,994	7,994
Buildings	2,337,446	2,538,719
Furniture, fixtures and equipment	424,393	458,577
Construction in progress	29,905	25,016
	3,353,507	3,608,644
Less: accumulated depreciation	(711,473)	(726,468)
	$2,642,034	$2,882,176

As of September 30, 2016 and December 31, 2015, we had accrued capital expenditures of $6.7 million and $11.6 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.3 million and $2.6 million as of September 30, 2016 and December 31, 2015, respectively, consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Westin Boston Waterfront Hotel Ground Lease	$17,914	$18,076
Hilton Minneapolis Ground Lease	—	5,685
Lexington Hotel New York Tenant Leases	162	186
Hilton Boston Downtown Tenant Leases	—	8
	$18,076	$23,955

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million of amortization expense for each of the three months ended September 30, 2016 and 2015. We recorded $0.2 million and $0.4 million, respectively, of amortization expense for each of the nine months ended September 30, 2016 and 2015.

On June 30, 2016, we sold the Hilton Minneapolis (see Note 9). In connection with the sale, we wrote off the favorable ground lease asset, which is included in the gain on sale of hotel properties on the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2016.

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

Share Repurchase Program

Our board of directors approved a share repurchase program in November 2015 authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased depends on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice.

During the three months ended September 30, 2016, we repurchased 92,600 shares of our common stock at an average price of $8.90 per share for a total purchase price of $0.8 million. Subsequent to September 30, 2016 and through November 8, 2016, we repurchased an additional 516,162 shares of our common stock at an average price of $8.92 per share for a total purchase price of $4.6 million. We retired all repurchased shares on their respective settlement dates. As of November 8, 2016, we have $144.6 million of authorized capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock during 2016 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2016	December 31, 2015	$0.125
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 30, 2016 and December 31, 2015, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

On February 17, 2016, our board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by our stockholders on May 3, 2016 and replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"), which was scheduled to expire on April 26, 2017. We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements. Under the 2016 Plan, we are authorized to issue up to 6,082,664 shares of our common stock. We have issued or committed to issue 53,574 shares under the 2016 Plan as of September 30, 2016.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2016 to September 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	474,567	$12.72
Granted	451,739	8.91
Vested	(241,698)	11.83
Forfeited	(122,121)	10.12
Unvested balance at September 30, 2016	562,487	$10.61

The remaining share awards are expected to vest as follows: 245,907 shares during 2017, 187,977 shares during 2018, 117,379 shares during 2019, and 11,224 during 2020. As of September 30, 2016, the unrecognized compensation cost related to restricted stock awards was $4.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.5 million and $0.7 million, respectively, of compensation expense related to restricted stock awards for the three months ended September 30, 2016 and 2015. We recorded $2.1 million of compensation expense related to restricted stock awards for the nine month periods ended September 30, 2016 and 2015.

The compensation expense recorded for the three and nine months ended September 30, 2016 includes the reversal of $0.2 million of previously recognized compensation expense resulting from the forfeiture of restricted stock awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

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

A summary of our PSUs from January 1, 2016 to September 30, 2016 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	676,359	$11.41
Granted	310,398	8.54
Additional units from dividends	29,131	9.42
Vested (1)	(242,096)	9.85
Forfeited	(96,301)	10.75
Unvested balance at September 30, 2016	677,491	$10.66
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2016 was equal to 89.5% of the PSU Target Award.

The remaining target units are expected to vest as follows: 195,525 units during 2017, 204,010 units during 2018 and 277,956 units during 2019. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2016, the unrecognized compensation cost related to the PSUs was $3.3 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $0.1 million and $0.6 million of compensation expense related to the PSUs for the three months ended September 30, 2016 and 2015, respectively. We recorded $1.4 million and $1.7 million of compensation expense related to the PSUs for the nine months ended September 30, 2016 and 2015, respectively.

The compensation expense recorded for the three and nine months ended September 30, 2016 includes the reversal of $0.4 million of previously recognized compensation expense resulting from the forfeiture of PSUs related to the resignation of our former Executive Vice President and Chief Operating Officer.

Director Stock Grants

On May 11, 2016, we issued (i) 44,645 shares of common stock and (ii) 8,929 deferred stock units to our board of directors having an aggregate value of $510,000, based on the closing stock price for our common stock on such day. The shares of common stock and the deferred stock units issued to our board of directors vest immediately upon issuance.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$29,937	$24,464	$90,890	$59,928
Denominator:
Weighted-average number of common shares outstanding—basic	201,297,846	200,852,072	201,188,563	200,776,641
Effect of dilutive securities:
Unvested restricted common stock	58,115	99,873	—	130,349
Unexercised stock appreciation rights	—	—	—	1,387
Shares related to unvested PSUs	383,643	215,714	383,643	215,714
Weighted-average number of common shares outstanding—diluted	201,739,604	201,167,659	201,572,206	201,124,091
Earnings per share:
Basic earnings per share	$0.15	$0.12	$0.45	$0.30
Diluted earnings per share	$0.15	$0.12	$0.45	$0.30

We did not include unexercised stock appreciation rights of 20,770 for the three and nine months ended September 30, 2016 as they would be anti-dilutive. We did not include the effect of unvested restricted common stock in the calculation of the diluted weighted-average number of common shares outstanding for the nine months ended September 30, 2016 as it would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2016 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
Lexington Hotel New York	$170,368	LIBOR + 2.25% (1)	October 2017 (2)
Salt Lake City Marriott Downtown	58,719	4.25%	November 2020
Westin Washington D.C. City Center	66,623	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	29,044	3.96%	April 2023
Westin San Diego	67,341	3.94%	April 2023
Courtyard Manhattan / Midtown East	85,790	4.40%	August 2024
Renaissance Worthington	85,000	3.66%	May 2025
JW Marriott Denver at Cherry Creek	64,839	4.33%	July 2025
Boston Westin	202,309	4.36%	November 2025
Unamortized debt issuance costs	(6,407)
Total mortgage debt, net of unamortized debt issuance costs	823,626

Senior unsecured term loan	100,000	LIBOR + 1.45% (3)	May 2021
Unamortized debt issuance costs	(664)
Senior unsecured term loan, net of unamortized debt issuance costs	99,336

Senior unsecured credit facility	—	LIBOR + 1.50%	May 2020 (4)

Total debt, net of unamortized debt issuance costs	$922,962
Weighted-Average Interest Rate		3.72%
_______________________

(1)	The interest rate as of September 30, 2016 was 2.77%.

(2)
The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including a debt yield based on trailing 12-month hotel cash flows equal to or greater than 13% at the time the first extension option is exercised, and the payment of an extension fee. As of September 30, 2016, the debt yield was approximately 5.7%.

(3)	The interest rate as of September 30, 2016 was 1.97%.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2016, nine of our 26 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During the quarter ended September 30, 2016, the cash trap provision was triggered on the mortgage loan secured by the Lexington Hotel New York. As of September 30, 2016, we were in compliance with the financial covenants of our mortgage debt.

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

On June 30, 2016, in connection with the sale of the Hilton Minneapolis, the buyer assumed $89.5 million of mortgage debt secured by the hotel. The loan had a fixed interest rate of 5.46%.

Senior Unsecured Credit Facility

We are party to a senior unsecured credit facility. On May 3, 2016, we amended and restated the facility to increase the capacity from $200 million to $300 million, decrease the pricing and extend the maturity date to May 2020. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the facility is based upon LIBOR, plus an applicable margin.

The applicable margin is based upon the Company’s leverage ratio, as follows:

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2016
Maximum leverage ratio (1)	60%	22.1%
Minimum fixed charge coverage ratio (2)	1.50x	4.32x
Minimum tangible net worth (3)	$1.91 billion	$2.54 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	27.6%
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

As of September 30, 2016, we had no borrowings outstanding under the facility and the Company's leverage ratio was 22.1%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively. We incurred interest and unused credit facility fees on the facility of $1.1 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The applicable margin is based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of September 30, 2016, the Company's leverage ratio was 22.1%. Accordingly, interest on our borrowings under the term loan will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the facility of $0.5 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

9. Dispositions

On June 8, 2016, we sold the 485-room Orlando Airport Marriott to an unaffiliated third party for a contractual sales price of $63 million. We received net proceeds of approximately $65.4 million from the transaction, which included credit for the hotel's capital replacement reserve. We recognized a pre-tax gain on sale of the hotel of approximately $3.4 million.

On June 30, 2016, we sold the 821-room Hilton Minneapolis to an unaffiliated third party for a contractual sales price of $140 million. The buyer assumed the $89.5 million mortgage loan secured by the hotel. We received net proceeds of approximately $54.8 million from the transaction, which included credit for the hotel's working capital. We recognized a pre-tax gain on sale of the hotel of approximately $4.9 million.

On July 7, 2016, we sold the 169-room Hilton Garden Inn Chelsea/New York City to an unaffiliated third party for a contractual sales price of $65.0 million. We received net proceeds of approximately $63.3 million from the transaction. We recognized a pre-tax gain on sale of the hotel of approximately $2.0 million.

Our condensed consolidated statements of operations include the following pre-tax income (loss), inclusive of the gain on sale, from the hotel properties sold during the nine months ended September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Orlando Airport Marriott	$(25)	$(448)	$7,899	$1,808
Hilton Minneapolis	174	1,844	4,840	(202)
Hilton Garden Inn Chelsea/New York City	2,025	1,232	3,087	2,015
Total pre-tax income	$2,174	$2,628	$15,826	$3,621

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2016 and December 31, 2015, in thousands, is as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$922,962	$918,134	$1,169,749	$1,152,351
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Other Matters

In February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel. The Company is proactively working with the franchisor and the manager of the hotel to develop and execute a plan to improve the guest satisfaction scores. While the franchisor has reserved all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future, no action to terminate the franchise agreement has been taken by the franchisor. In addition, the lender that holds the mortgage on this hotel received notice of the foregoing. The lender has provided written notice to the Company that although it has the right to call an event of default under the loan agreement after a notice and cure period has elapsed, the lender is not doing so but reserves all of its rights under the loan agreement. While the Company is working diligently with the franchisor and manager to develop an action plan to resolve the matter, no assurance can be given that the Company will be successful. If the Company is not successful, the franchisor may seek to terminate the franchise agreement and the lender may seek to declare an event of default under the loan agreement, which could result in a material adverse effect on the Company's business, financial condition or results of operation.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2016, we owned a portfolio of 26 premium hotels and resorts that contain 9,461 guest rooms located in 17 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by the hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of our total revenues for the nine months ended September 30, 2016 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2016 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2015 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	69.4%	$219.65	$152.52	(7.8)%
Hilton Minneapolis (2)	Minneapolis, Minnesota	821	69.8%	149.38	104.32	(2.1)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	82.0%	242.15	198.46	2.4%
Lexington Hotel New York	New York, New York	725	90.3%	230.77	208.44	(6.0)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	71.0%	161.18	114.44	(1.9)%
Renaissance Worthington	Fort Worth, Texas	504	64.1%	180.21	115.59	(9.3)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	86.5%	257.46	222.74	1.8%
Orlando Airport Marriott (3)	Orlando, Florida	485	86.8%	129.43	112.29	3.2%
Westin San Diego	San Diego, California	436	86.4%	189.79	163.95	1.4%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	92.1%	196.63	181.03	15.1%
Westin Washington, D.C. City Center	Washington, D.C.	410	85.9%	222.66	191.30	7.1%
Hilton Boston Downtown	Boston, Massachusetts	403	87.8%	282.76	248.16	1.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	73.4%	271.71	199.34	6.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	73.7%	174.58	128.67	4.7%
Courtyard Manhattan/Midtown East	New York, New York	321	91.9%	251.17	230.80	(1.2)%
The Gwen Chicago	Chicago, Illinois	300	76.8%	208.80	160.33	(2.6)%
Hilton Garden Inn Times Square Central	New York, New York	282	96.4%	234.74	226.36	(3.7)%
Bethesda Marriott Suites	Bethesda, Maryland	272	71.4%	170.48	121.78	7.2%
Hilton Burlington	Burlington, Vermont	258	81.4%	180.39	146.82	7.7%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.9%	270.10	221.10	0.6%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	88.2%	250.14	220.50	(5.0)%
Sheraton Suites Key West	Key West, Florida	184	88.2%	260.24	229.56	(2.4)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	81.4%	294.85	240.07	3.6%
Courtyard Denver Downtown	Denver, Colorado	177	82.9%	203.60	168.86	2.1%
Hilton Garden Inn Chelsea/New York City (4)	New York, New York	169	98.1%	201.66	197.74	3.5%
Renaissance Charleston	Charleston, South Carolina	166	90.9%	223.06	202.75	2.4%
Shorebreak Hotel	Huntington Beach, California	157	81.3%	232.01	188.73	(0.3)%
Inn at Key West	Key West, Florida	106	87.1%	208.16	181.22	(9.6)%
Hotel Rex	San Francisco, California	94	83.9%	238.58	200.28	(1.5)%
TOTAL/WEIGHTED AVERAGE (1)		10,936	80.7%	$217.54	$175.58	(0.2)%
____________________
(1) The percentage change from 2015 RevPAR reflects the comparable period in 2015 to our 2016 ownership period for our 2015 acquisitions (Shorebreak Hotel and Sheraton Suites Key West) and our 2016 dispositions (Orlando Airport Marriott, Hilton Minneapolis and Hilton Garden Inn Chelsea/New York City).
(2) The hotel was sold on June 30, 2016. The operating statistics reflect the period from January 1, 2016 to June 29, 2016.
(3) The hotel was sold on June 8, 2016. The operating statistics reflect the period from January 1, 2016 to June 7, 2016.
(4) The hotel was sold on July 7, 2016. The operating statistics reflect the period from January 1, 2016 to July 6, 2016.

Highlights

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2016	2015	% Change
Rooms	$163.2	$178.5	(8.6)%
Food and beverage	44.0	47.3	(7.0)%
Other	13.0	12.7	2.4%
Total revenues	$220.2	$238.5	(7.7)%

Our total revenues decreased $18.3 million from $238.5 million for the three months ended September 30, 2015 to $220.2 million for the three months ended September 30, 2016. This decrease includes amounts that are not comparable quarter-over-quarter as follows:

•$5.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$14.9 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$3.6 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding these non-comparable amounts our total revenues increased $5.7 million, or 2.7%.

The following are key hotel operating statistics for the three months ended September 30, 2016 and 2015. The 2015 amounts reflect the period in 2015 comparable to our ownership period in 2016 for the Orlando Airport Marriott, Hilton Minneapolis, and Hilton Garden Inn Chelsea/New York City.

	Three Months Ended September 30,
	2016	2015	% Change
Occupancy %	84.1%	83.5%	0.6 percentage points
ADR	$223.34	$223.35	0.0%
RevPAR	$187.87	$186.51	0.7%

The increase in room revenue is a result of a 3.7% increase in group business and a 21.7% increase in the contract segment, partially offset by a 2.8% decrease in the business transient segment.

Food and beverage revenues decreased $3.3 million from the three months ended September 30, 2015, which includes amounts that are not comparable quarter-over-quarter as follows:

•$1.8 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$5.0 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding these non-comparable amounts, food and beverage revenues increased $3.6 million, or 8.9%, primarily driven by an increase in banquet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.3 million, driven primarily by higher resort fees and attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2016	2015	% Change (B)/W
Rooms departmental expenses	$39.8	$42.4	(6.1)%
Food and beverage departmental expenses	29.1	32.1	(9.3)
Other departmental expenses	3.0	4.4	(31.8)
General and administrative	17.7	18.8	(5.9)
Utilities	6.7	7.2	(6.9)
Repairs and maintenance	8.6	9.4	(8.5)
Sales and marketing	14.8	16.3	(9.2)
Franchise fees	5.5	5.9	(6.8)
Base management fees	5.4	5.9	(8.5)
Incentive management fees	2.3	1.7	35.3
Property taxes	12.3	13.5	(8.9)
Other fixed charges	2.8	3.3	(15.2)
Hotel pre-opening costs	—	0.8	(100.0)
Ground rent—Contractual	1.0	2.4	(58.3)
Ground rent—Non-cash	1.6	1.4	14.3
Total hotel operating expenses	$150.6	$165.5	(9.0)%

Our hotel operating expenses decreased $14.9 million from $165.5 million for the three months ended September 30, 2015 to $150.6 million for the three months ended September 30, 2016. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$4.6 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$10.5 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$2.2 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding the non-comparable amounts, hotel operating expenses increased $2.4 million, or 1.6%, from the three months ended September 30, 2015.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $1.5 million, or 6.0%, from the three months ended September 30, 2015.

Hotel acquisition costs. We incurred $0.5 million of hotel acquisition costs during the three months ended September 30, 2015.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.3 million, from $6.0 million for the three months ended September 30, 2015 to $4.7 million for the three months ended September 30, 2016. The decrease includes the reversal of $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. The remaining decrease is primarily due to lower employee-related costs and lower legal fees.

Interest expense. Our interest expense was $9.5 million and $12.9 million for the three months ended September 30, 2016 and 2015, respectively, and comprises the following (in millions):

	Three Months Ended September 30,
	2016	2015
Mortgage debt interest	$8.2	$11.9
Term loan interest	0.5	—
Credit facility interest and unused fees	0.3	0.4
Amortization of deferred financing costs and debt premium	0.5	0.5
Interest rate cap fair value adjustment	0.0	0.1
	$9.5	$12.9

The decrease in mortgage debt interest expense is primarily related to refinancing a portion of our total debt at lower interest rates. The weighted-average interest rate for our debt decreased from 4.50% as of September 30, 2015 to 3.72% as of September 30, 2016.

Income taxes. We recorded an income tax expense of $4.4 million for the three months ended September 30, 2016 and $4.2 million for the three months ended September 30, 2015. The income tax expense for the three months ended September 30, 2016 includes $4.3 million of income tax expense on the $10.5 million pre-tax income of our taxable REIT subsidiary, or TRS, and $0.1 million of state franchise taxes. We incurred less than $0.1 million of income tax expense on the TRS that owns Frenchman's Reef for the three months ended September 30, 2016. The income tax expense for the three months ended September 30, 2015 includes $4.4 million of income tax expense incurred on the $11.0 million pre-tax income of our TRS, $0.4 million of foreign income tax benefit incurred on the $1.0 million pre-tax loss of the TRS that owns Frenchman's Reef, and $0.2 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. The agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory rate of 37.4% from July 1, 2015 through September 30, 2015. In October 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to the expiration date of the prior agreement.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2016	2015	% Change
Rooms	$498.7	$504.7	(1.2)%
Food and beverage	151.8	155.7	(2.5)%
Other	39.4	36.8	7.1%
Total revenues	$689.9	$697.2	(1.0)%

Our total revenues decreased $7.3 million from $697.2 million for the nine months ended September 30, 2015 to $689.9 million for the nine months ended September 30, 2016. This decrease includes amounts that are not comparable period-over-period as follows:

•$1.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$10.6 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$7.0 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$15.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$3.6 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding these non-comparable amounts our total revenues increased $6.5 million, or 1.0%.

The following are key hotel operating statistics for the nine months ended September 30, 2016 and 2015. The 2015 amounts reflect the period in 2015 comparable to our ownership period in 2016 for our acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West, and our dispositions of the Orlando Airport Marriott, Hilton Minneapolis, and Hilton Garden Inn Chelsea/New York City.

	Nine Months Ended September 30,
	2016	2015	% Change
Occupancy %	80.7%	81.3%	(0.6) percentage points
ADR	$217.54	$216.25	0.6%
RevPAR	$175.58	$175.86	(0.2)%

Room revenue from contract business increased 35.6%, partially offset by a 1.7% decrease in group business and a 0.4% decrease in the business transient segment.

Food and beverage revenues decreased $3.9 million from the nine months ended September 30, 2015, which includes amounts that are not comparable period-over-period as follows:

•$0.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$1.1 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$2.3 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$5.0 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding these non-comparable amounts, food and beverage revenues increased $2.1 million, or 1.4%.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.6 million, driven primarily by higher resort fees and attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2016	2015	% Change (B)/W
Rooms departmental expenses	$121.7	$122.9	(1.0)%
Food and beverage departmental expenses	97.7	103.0	(5.1)
Other departmental expenses	9.2	12.9	(28.7)
General and administrative	58.0	54.9	5.6
Utilities	20.0	20.9	(4.3)
Repairs and maintenance	27.1	27.4	(1.1)
Sales and marketing	47.4	48.3	(1.9)
Franchise fees	16.5	15.9	3.8
Base management fees	17.0	17.3	(1.7)
Incentive management fees	6.0	5.4	11.1
Property taxes	35.2	35.3	(0.3)
Other fixed charges	9.2	9.1	1.1
Hotel pre-opening costs	—	1.3	(100.0)
Ground rent—Contractual	5.9	7.1	(16.9)
Ground rent—Non-cash	4.2	4.3	(2.3)
Total hotel operating expenses	$475.1	$486.0	(2.2)%

Our hotel operating expenses decreased $10.9 million from $486.0 million for the nine months ended September 30, 2015 to $475.1 million for the nine months ended September 30, 2016. The decrease in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$1.0 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$5.5 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$5.8 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$10.6 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$2.2 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding the non-comparable amounts, hotel operating expenses increased $1.2 million, or 0.3%, from the nine months ended September 30, 2015.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.3 million, or 1.7%, from the nine months ended September 30, 2015.

Impairment losses. During the nine months ended September 30, 2015, we recorded impairment losses of $0.8 million on the favorable lease asset related to a tenant lease at the Lexington Hotel New York and $9.7 million on the option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel.

Hotel acquisition costs. We incurred $0.9 million of hotel acquisition costs during the nine months ended September 30, 2015 associated with the acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West and additional transfer taxes on another acquired hotel.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.4 million, from $17.8 million for the nine months ended September 30, 2015 to $17.4 million for the nine months ended September 30, 2016. The decrease includes the reversal of $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer, primarily offset by higher other employee-related costs.

Interest expense. Our interest expense was $32.2 million and $39.0 million for the nine months ended September 30, 2016 and 2015, respectively, and comprises the following (in millions):

	Nine Months Ended September 30,
	2016	2015
Mortgage debt interest	$28.5	$36.2
Term loan interest	0.8	—
Credit facility interest and unused fees	1.1	0.8
Amortization of deferred financing costs and debt premium	1.7	1.5
Interest rate cap fair value adjustment	0.1	0.5
	$32.2	$39.0

The decrease in mortgage debt interest expense is related to refinancing a portion of our total debt at lower interest rates. The weighted-average interest rate for our debt decreased from 4.50% as of September 30, 2015 to 3.72% as of September 30, 2016.

Income taxes. We recorded an income tax expense of $11.4 million for the nine months ended September 30, 2016 and $8.6 million for the nine months ended September 30, 2015. The income tax expense for the nine months ended September 30, 2016 includes $10.6 million of income tax expense on the $25.8 million pre-tax income of our taxable REIT subsidiary, or TRS, $0.6 million of foreign income tax expense incurred on the $8.1 million pre-tax income of the TRS that owns Frenchman's Reef and $0.2 million of state franchise taxes. The income tax expense for the nine months ended September 30, 2015 includes $6.8 million of income tax expense on the $16.7 million pre-tax income of our TRS, $1.5 million of foreign income tax expense incurred on the $6.0 million pre-tax income of the TRS that owns Frenchman's Reef and $0.3 million of state franchise taxes.

Frenchman’s Reef is owned by a subsidiary that has elected to be treated as a TRS and is subject to U.S. Virgin Island (USVI) income taxes. We were party to a tax agreement with the USVI that reduced the income tax rate to approximately 7%. The agreement expired on February 14, 2015. The income tax expense related to the TRS that owns Frenchman’s Reef reflects the statutory rate of 37.4% from February 15, 2015 through September 30, 2015. In October 2015, we were granted a 15-year extension of the tax agreement, which is retroactive to the expiration date of the prior agreement.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases under our share repurchase program, debt repayments upon maturity and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, equity issuances, proceeds from new financings and refinancings of maturing debt, proceeds from property dispositions, and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. During the quarter ended September 30, 2016, the cash trap provision was triggered on the mortgage loan secured by the Lexington Hotel New York.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2016, we had $923.0 million of debt outstanding with a weighted average interest rate of 3.72% and a weighted average maturity date of approximately 5.7 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 17 of our 26 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

Share Repurchase Program

Our board of directors approved a share repurchase program in November 2015 authorizing us to repurchase up to $150 million in shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. As of September 30, 2016, we had repurchased 92,600 shares of our common stock at an average price of $8.90 per share for a total purchase price of $0.8 million. Subsequent to September 30, 2016 and through November 8, 2016, we repurchased an additional 516,162 shares of our common stock at average price of $8.92 per share for a total purchase price of $4.6 million. We retired all repurchased shares on their respective settlement dates. As of November 8, 2016, we have $144.6 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of September 30, 2016, we had no borrowings outstanding under our senior unsecured credit facility.

Senior Unsecured Term Loan

We are party to a $100 million senior unsecured term loan expiring in May 2021. Information about our senior unsecured term loan is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of September 30, 2016, we had $236.0 million of unrestricted corporate cash and $47.7 million of restricted cash, as well as borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $152.5 million for the nine months ended September 30, 2016. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash provided by investing activities was $107.9 million for the nine months ended September 30, 2016, which consisted of $183.5 million of net proceeds from the sale of the Orlando Airport Marriott, Hilton Minneapolis and Hilton Garden Inn Chelsea/New York City, the net return of $3.1 million from lender reserves, offset by capital expenditures at our hotels of $78.7 million.

Our net cash used in financing activities was $238.1 million for the nine months ended September 30, 2016, which consisted of our $249.8 million repayment of the mortgage debt secured by the Chicago Marriott and Courtyard Manhattan Fifth Avenue, $75.6 million of dividend payments, $1.5 million paid to repurchase shares under our share repurchase program and upon the vesting of restricted stock for the payment of tax withholding obligations, $2.8 million of financing costs related to our senior unsecured credit facility and term loan, and $8.4 million of scheduled mortgage debt principal payments, partially offset by $100.0 million of proceeds from our senior unsecured term loan.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2016 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2016 will be potential share repurchases, regularly scheduled debt service payments, capital expenditures, dividends, and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2016:

Payment Date	Record Date	Dividend per Share
January 12, 2016	December 31, 2015	$0.125
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2016, we have set aside $39.8 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $78.7 million on capital improvements during the nine months ending September 30, 2016, primarily related to the second phase of the Chicago Marriott Downtown renovation, the first phase of the renovation of The Gwen and the Worthington Renaissance guest room renovation. We expect to spend approximately $130 million on capital improvements at our hotels in 2016. Significant projects in 2016 include:

•
The Gwen, a Luxury Collection Hotel: We rebranded the Conrad Chicago to Marriott's Luxury Collection brand on September 1, 2015. The renovation work associated with the brand conversion will be completed in two phases. The first phase, consisting of the lobby, rooftop bar and other public spaces, commenced in January and was completed in May 2016. The second phase of the renovation, consisting of the guest rooms, will be completed during the seasonally slow winter season beginning in late 2016.

•
Chicago Marriott Downtown: The second and largest phase of the multi-year renovation was completed early in the second quarter of 2016. This phase included the upgrade renovation of approximately 460 guest rooms as well as construction of a new state-of-the-art fitness center. The remaining guest rooms are expected to be renovated during the seasonally slow winter months over the next two years.

•	The Lodge at Sonoma: We expect to renovate the guest rooms at the hotel during the seasonally slow period during late 2016 and early 2017.

•	Charleston Renaissance: We expect to renovate the guest rooms at the hotel during the seasonally slow period from the end of the year through early 2017.

•	Worthington Renaissance: We have commenced the guest room renovation at the hotel and expect to complete the project at the end of 2016.

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

Adjustments to EBITDA and FFO

We adjust EBITDA and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with U.S. GAAP net income, EBITDA and FFO, is beneficial to an investor's complete understanding of our consolidated operating performance. We adjust EBITDA and FFO for the following items:

•
Non-Cash Ground Rent: We exclude the non-cash expense incurred from the straight line recognition of rent from our ground lease obligations and the non-cash amortization of our favorable lease assets. We exclude these non-cash items because they do not reflect the actual rent amounts due to the respective lessors in the current period and they are of lesser significance in evaluating our actual performance for that period.

•
Non-Cash Amortization of Favorable and Unfavorable Contracts: We exclude the non-cash amortization of the favorable and unfavorable contracts recorded in conjunction with certain acquisitions because the non-cash amortization is based on historical cost accounting and is of lesser significance in evaluating our actual performance for that period.

•
Cumulative Effect of a Change in Accounting Principle: Infrequently, the Financial Accounting Standards Board (FASB) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments, which include the accounting impact from prior periods, because they do not reflect the Company's actual underlying performance for the current period.

•
Gains or Losses from Early Extinguishment of Debt: We exclude the effect of gains or losses recorded on the early extinguishment of debt because these gains or losses result from transaction activity related to the Company's capital structure that we believe are not indicative of the ongoing operating performance of the Company or our hotels.

•
Hotel Acquisition Costs:  We exclude hotel acquisition costs expensed during the period because we believe these transaction costs are not reflective of the ongoing performance of the Company or our hotels.

•
Severance Costs:  We exclude corporate severance costs incurred with the termination of corporate-level employees and severance costs incurred at our hotels related to lease terminations because we believe these costs do not reflect the ongoing performance of the Company or our hotels.

•
Hotel Manager Transition Costs:  We exclude the one-time transition costs associated with a change in hotel manager because we believe these costs do not reflect the ongoing performance of the Company or our hotels. During the nine months ended September 30, 2015, we excluded the transition costs associated with the change of hotel managers in connection with the acquisition of the Westin Fort Lauderdale and the Shorebreak Hotel.

•
Other Items:  From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to, the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements; bargain purchase gains incurred upon acquisition of a hotel; and gains from insurance proceeds.

In addition, to derive Adjusted EBITDA we exclude gains or losses on dispositions and impairment losses because we believe that including them in EBITDA does not reflect the ongoing performance of our hotels. Additionally, the gain or loss on dispositions and impairment losses are based on historical cost accounting and represent either accelerated depreciation or excess depreciation in previous periods, and depreciation is excluded from EBITDA.

In addition, to derive Adjusted FFO we exclude any fair value adjustments to debt instruments. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company. Specifically, we exclude the impact of the non-cash amortization of the debt premium recorded in conjunction with the acquisition of the JW Marriott Denver at Cherry Creek and fair market value adjustments to the Company's interest rate cap agreement.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$29,937	$24,464	$90,890	$59,928
Interest expense	9,504	12,907	32,242	38,963
Income tax expense	4,393	4,171	11,357	8,576
Real estate related depreciation and amortization	23,605	25,107	73,731	75,018
EBITDA	67,439	66,649	208,220	182,485
Non-cash ground rent	1,568	1,467	4,230	4,454
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(407)	(1,434)	(1,134)
Gain on sale of hotel properties	(2,198)	—	(10,319)	—
Hotel acquisition costs	—	453	—	945
Hotel manager transition and pre-opening costs (1)	—	754	—	1,287
Impairment losses	—	—	—	10,461
Severance costs (2)	(682)	428	(563)	428
Adjusted EBITDA	$65,649	$69,344	$200,134	$198,926
____________________
(1) Classified within other hotel expenses on the condensed consolidated statements of operations.
(2) Classified within corporate expenses on the condensed consolidated statements of operations. During the three months ended September 30, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$29,937	$24,464	$90,890	$59,928
Real estate related depreciation and amortization	23,605	25,107	73,731	75,018
Impairment losses	—	—	—	10,461
Gain on sale of hotel properties, net of income tax	(1,877)	—	(8,887)	—
FFO	51,665	49,571	155,734	145,407
Non-cash ground rent	1,568	1,467	4,230	4,454
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(407)	(1,434)	(1,134)
Hotel acquisition costs	—	453	—	945
Hotel manager transition and pre-opening costs (1)	—	754	—	1,287
Severance costs (2)	(682)	428	(563)	428
Fair value adjustments to debt instruments	—	49	19	115
Adjusted FFO	$52,073	$52,315	$157,986	$151,502
____________________
(1) Classified within other hotel expenses on the condensed consolidated statements of operations.
(2) Classified within corporate expenses on the condensed consolidated statements of operations. During the three months ended September 30, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2016 was $930.0 million, of which $270.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.7 million annually.

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

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 and its subsequent Quarterly Reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2) (3)
July 1 - July 31, 2016	—	$—	—	$150,000
August 1 - August 31, 2016	—	$—	—	$150,000
September 1 - September 30, 2016	92,600	$8.90	92,600	$149,176
____________________

(1)	Reflects shares purchased under the Company's $150 million share repurchase program, which was originally announced on November 5, 2015.

(2)
Represents amounts available under the Company's $150 million share repurchase program. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be suspended or terminated at any time without prior notice.

(3)
Since September 30, 2016, we have continued to repurchase shares of our common stock pursuant to our $150 million share repurchase program, which was originally announced on November 5, 2015. Between October 1, 2016 and November 8, 2016, we repurchased an additional 516,162 shares of our common stock at an average price of $8.92 per share for a total purchase price of $4.6 million. We retired all repurchased shares on their respective settlement dates. As of November 8, 2016, we have $144.6 million of authorized capacity remaining under our share repurchase program.

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 9, 2016

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)