Form 10-K
period 2016-12-31
DiamondRock Hospitality Co
filed 2017-02-27
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2016, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.8 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 200,200,902 shares of its $0.01 par value common stock outstanding as of February 24, 2017.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016, are incorporated by reference in Part III herein.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust ("REIT") for federal income tax purposes. As of December 31, 2016, we owned a portfolio of 26 premium hotels and resorts that contain 9,472 guest rooms located in 17 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

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

Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by Marriott International, Inc. (“Marriott”) or Hilton Worldwide (“Hilton”).

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

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “DRH”. We have been successful in acquiring, financing and asset managing our hotels and complying with the complex public company accounting and legal requirements. As of December 31, 2016, we had 26 full-time employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices. We believe that we have among the most transparent disclosures in the industry, and we consistently follow industry best practices. For example, we provide quarterly operating performance data on each of our hotels, enabling our investors to effectively evaluate our successes and challenges. Finally, we consider our corporate governance practices to be sound in that we have a majority-

independent board of directors elected annually by our stockholders, and our officers and directors are subject to stock ownership policies designed to ensure that these persons own a meaningful amount of stock in the Company.

Our Business Strategy

Our business strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry, aggressively asset manage those hotels and employ conservative amounts of leverage.

We plan to strategically allocate capital in order to create value depending on our cost of capital. If our cost of capital is attractive, we expect to:

•	pursue strategic acquisitions;

•	consider opportunistically raising equity; and

•	evaluate opportunities to dispose of non-core hotels.

If we believe our cost of capital is elevated, we expect to create value over the long term to stockholders by deploying investment capacity into share repurchases.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units to outside limited partners or preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our conservative capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2016, we owned 26 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio by recycling capital from non-core hotels located in slower growth markets to higher quality hotels located primarily in high-growth urban and destination resort markets. Since 2010, we have repositioned our portfolio through the acquisition of approximately $1.7 billion of urban and resort hotels that align with our strategic goals while disposing of more than $0.8 billion in non-core hotels. These acquisitions increased our urban exposure with acquisitions in cities such as San Diego, San Francisco, Boston, Denver, Washington, D.C., as well as our resort exposure with acquisitions in Key West, Fort Lauderdale and Huntington Beach, California. Over 90% of our portfolio EBITDA for the year ended December 31, 2016 is derived from core urban and resort destination hotels. Our capital recycling program over the past six years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of approximately 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to continue to upgrade our portfolio by considering opportunistic non-core hotel dispositions.

The primary focus of our acquisitions over the past six years was on hotels that we believe presented unique value-add opportunities. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator. For example, in 2015, we commenced a multi-phase capital expenditure program at the Chicago Marriott Downtown and amended the management agreement to permanently reduce management and incentive fees owed. Further, we rebranded the Conrad Chicago to join Marriott's Luxury Collection as The Gwen Chicago with a multi-year renovation and a change to a third-party operator. This program has helped us achieve strategic portfolio goals of improving our portfolio's brand and management diversity.

We evaluate each hotel in our portfolio to assess the optimal branding strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott or Hilton. We also maintain a small portion of our hotels as independent non-branded hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning, and regularly evaluate our portfolio in order to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort and other fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting under-utilized space to revenue-generating meeting space and implementing programs to reduce energy consumption.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a low-risk and straight-forward capital structure with no preferred equity or convertible bonds. We maintain significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $300 million senior unsecured credit facility, and 17 of our 26 hotels being unencumbered by mortgage debt as of December 31, 2016. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have only one near-term debt maturity and the majority of our debt is financed with long-term, fixed-rate mortgages with a laddered maturity table. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Our current outstanding debt consists of property-specific mortgage debt, with the majority of our mortgage debt bearing interest at a fixed rate, and an unsecured corporate term loan. We prefer that at least half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

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

The following chart shows our corporate structure as of the date of this report:

Each of our TRS lessees engage a third-party management company to manage each of our hotels for a management fee. Fifteen of our 26 hotels are managed by independent third-party managers. Twelve of our 26 hotels are operated subject to franchise agreements with global brands, including Marriott and Hilton.

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These global brands' reservation systems and national advertising, marketing and promotional services combined with the strong management expertise they provide enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Seasonality

The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. Accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

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

During 2015, we submitted the Company's second response to the Global Real Estate Sustainability Benchmarking survey (the “GRESB Report”), which benchmarks the Company's approach and performance on environmental, social and governance indicators against other real estate companies. We received the highest quadrant, the Green Star 2015 designation, from GRESB based on its dimensions of Management & Policy and Implementation & Measurement. The GRESB Report is accessible by our investors who are members of GRESB. The information included in, referenced to, or otherwise accessible through the GRESB Report, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein. We expect to perform our next GRESB Report in 2017.

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

Employees

As of December 31, 2016, we employed 26 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Hilton Garden Inn/Times Square, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront, and Hilton Boston Downtown are currently represented by labor unions and are subject to collective bargaining agreements.

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

Most of our hotel management agreements and mortgage agreements require that we obtain and maintain property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an "earthquake prone zone" as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels. We comply with all such requirements. In addition, either we or the hotel manager are responsible for obtaining general liability insurance, workers' compensation and employer's liability insurance.

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

In addition to fluctuations related to our business model, our hotels are, and will continue to be, subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•	dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•	decreases in the frequency of business travel that may result from alternatives to in-person meetings;

•	competition from other hotels and alternative lodging channels located in the markets in which we own properties;

•	competition from third party internet travel intermediaries;

•	an over-supply or over-building of hotels in the markets in which we own properties which could adversely affect occupancy rates, revenues and profits at our hotels;

•	increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

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

Economic conditions and other factors beyond our control may adversely affect the lodging industry.

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. gross domestic product, or GDP, growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will continue to experience improving economic fundamentals in the future but we cannot assure you how long the growth period of the current lodging cycle will last. However, in the event conditions in the industry deteriorate or do not continue to see sustained improvement as we expect, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

Our hotels are subject to significant competition.

Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be materially adversely affected. We expect near-term supply growth in top-25 urban markets, including New York City and Chicago, will exceed historical averages.

We own four hotels in Manhattan, representing 16% of our portfolio measured by number of rooms for the year ended December 31, 2016. The Manhattan market has experienced significant supply growth over the past several years and is anticipated to continue in 2017 and 2018. For 2017, we currently project a 7.6% increase in supply in the Manhattan market, which follows increases of 5.0%, 2.6% and 5.6% in supply in Manhattan during 2016, 2015 and 2014, respectively. This significant increase in supply has and is expected to continue to negatively impact the performance of our Manhattan hotels.

We own two hotels located in downtown Chicago that represent approximately 16% of our portfolio measured by number of rooms for the year ended December 31, 2016. In 2016, over 1,200 new hotel rooms opened in downtown Chicago, representing an increase in supply of 3.0%. For 2017, we currently project a 2.5% increase in supply in the broader Chicago market. An increase in the number of rooms available in the downtown Chicago market could negatively impact the operating performance of our downtown Chicago hotels. In addition, Marriott has signed an agreement to manage the 1,200-room Chicago Marriott Marquis, currently under construction next to the McCormick Place Convention Center. This hotel, which is expected to open in 2017, could have a material adverse impact on the performance of our Chicago Marriott.

Our hotels are subject to seasonal volatility, which is expected to contribute to fluctuations in our financial condition and results of operations.
The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. This seasonality can be expected to cause periodic fluctuations in a hotel’s room revenues, occupancy levels, room rates and operating expenses. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. Volatility in our financial performance resulting from the seasonality of our hotels could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The increase in the use of third-party internet travel intermediaries and the increase in alternative lodging channels, such as Airbnb, could adversely affect our profitability.

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to Expedia.com and Priceline.com. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If bookings through these intermediaries increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisers. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification. In response to these intermediaries, the brand operators and franchisors recently launched initiatives to offer discounted rates for booking on their sites, which could put downward pressure on rates and revenue.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging. Increasing use of these alternative lodging facilities could materially adversely affect the occupancy at our hotels and could put downward pressure on average rates and revenues.

The rise of social media review platforms, including, but not limited to Tripadvisor.com, could impact our occupancy levels and operating results as people might be more inclined to write about dissatisfaction than satisfaction with a hotel stay.

Investments in hotels are illiquid and we may not be able to respond in a timely fashion to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. Moreover, the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotels that would otherwise be in our best interests.

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

Our current hotel management and franchise agreements contain initial terms generally ranging from five to forty years and certain agreements have renewal periods of five to forty-five years which are exercisable at the option of the property manager. Because many of our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

Our mortgage agreements contain certain provisions that may limit our ability to sell our hotels.

In order to assign or transfer our rights and obligations under certain of our mortgage agreements, we generally must obtain the consent of the lender, pay a fee equal to a fixed percentage of the outstanding loan balance, and pay any costs incurred by the lender in connection with any such assignment or transfer. These provisions of our mortgage agreements may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

Our ground leases contain certain provisions that may limit our ability to sell our hotels.

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown, and the Westin Boston Waterfront Hotel require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

There are several unique risks associated with the ownership of Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”).

Frenchman's Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990s and since then has been damaged by subsequent hurricanes, including Hurricane Earl in 2010. While we maintain insurance against wind damage in an amount that we believe is customarily obtained for or by hotel owners, Frenchman's Reef has a $6.5 million deductible if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $6.5 million caused by a named windstorm event. While we cannot predict whether there will be another hurricane that will impact this hotel, if there is, then it could have a material adverse effect on the operations of this hotel. Further, in the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of the hotel. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman's Reef, as well as the anticipated future revenue and profits of this hotel. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

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

Five of our hotels (The Lodge at Sonoma, Westin San Diego, Hotel Rex, Renaissance Charleston Historic District and Shorebreak Hotel) are located in areas that are seismically active. Four of our hotels (Frenchman's Reef, The Inn at Key West, Sheraton Suites Key West and Westin Fort Lauderdale Beach Resort) are located in areas that have experienced, and will continue to experience, many hurricanes. Nine of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston, and Washington, D.C. These hotels are material to our financial results, having constituted 74% of our total revenues in 2016. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of diseases, such as Zika, Ebola, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida and U.S. Virgin Island hotels (Frenchman's Reef, Westin Fort Lauderdale Beach Resort, The Inn at Key West and Sheraton Suites Key West) each have a deductible of 5% of total insured value for a named storm. In addition, each of our California hotels (Westin San Diego, Hotel Rex, Shorebreak Hotel and The Lodge at Sonoma) have a deductible of 5% of total insured value for damage due to an earthquake.

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

A substantial number of our hotels operate under a brand owned by Marriott or Hilton; therefore, we are subject to risks associated with concentrating our portfolio in two brands.

As of December 31, 2016, 23 of our 26 hotels operate under brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott or Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Furthermore, if our relationship with Marriott or Hilton were to deteriorate or terminate as a result of disputes regarding the management of our hotels, or for other reasons, Marriott or Hilton, as the case may be, could, under certain circumstances, terminate our current management agreements or franchise agreements or decline to provide franchise licenses for hotels that we may acquire in the future. If any of the foregoing were to occur, it could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

Twelve of our hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

If we fail to maintain these required standards, then the brand may terminate its agreement with us and assert a claim for damages for any liability we may have caused, which could include liquidated damages. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. For example, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel. If the franchisor of that hotel elected to terminate the franchise agreement for that hotel, such a termination may trigger a default or acceleration of our obligations under some of our mortgage loans and may result in the franchisor pursuing a claim for liquidated damages. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system, all or any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

Contractual and other disagreements with third-party hotel managers and franchisors could make us liable to them or result in litigation costs or other expenses.
Our management and franchise agreements with third-party hotel managers require us and the applicable third-party hotel manager to comply with operational and performance conditions that are subject to interpretation and could result in disagreements, and we expect this will be true of any management and franchise agreements that we enter into with future third-party hotel managers or franchisors. At any given time, we may be in disputes with one or more third-party hotel managers or franchisors. For example, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel.
Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any franchisor other third-party hotel manager. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties, pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

If we were to lose a brand license at one or more of our hotels, the value of the affected hotels could decline significantly and we could incur significant costs to obtain new franchise licenses, which could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.
If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreement, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Effects of the merger between Marriott and Starwood on our business are unknown.

During September 2016, Marriott completed its acquisition of Starwood Hotels & Resorts. As a result of the merger, our portfolio is concentrated in the Marriott brand family (20 of our 26 hotels). This could reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. We believe Marriott could use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

Our ownership of properties through ground leases exposes us to the risks that we may have difficulty financing such properties, be forced to sell such properties for a lower price, are unable to extend the ground leases at maturity or lose such properties upon breach or termination of the ground leases.

We hold a leasehold interest in all or a portion of the land underlying six of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown, Westin Boston Waterfront Hotel, Shorebreak Hotel, and JW Marriott Denver), and the parking lot at another of our hotels (Renaissance Worthington). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Furthermore, unless we purchase a fee interest in the land and improvements subject to our ground leases, we will not have any economic interest in the land or improvements at the expiration of our ground leases and therefore we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel.

The failure of tenants to make rent payments under our retail and restaurant leases may adversely affect our results of operation.

On occasion, retail and restaurant tenants at our hotel properties may fail to make rent payments when due. Generally, we hold security deposits in connection with each lease which may be applied in the event that the tenant under the lease fails or is unable to make payments; however, these security deposits do not provide us with sustained cash flow to pay distributions or for other purposes. In the event that a tenant continually fails to make rent payments, the security deposits may be applied in full to the non-payment of rents, but we face the risk of being able to recover only a portion of the rents due to us or being unable to recover any amounts whatsoever. If we evict a tenant, we also face the risk of delay or inability to find a suitable tenant or replacement tenant that suits the needs of our hotel.

In addition, the employees of certain of our tenants are represented by labor unions. If unionized employees of our tenants were to engage in a strike, work stoppage or other slow-downs in the future, our tenants could experience a significant disruption of their operations which could in turn disrupt business at our hotels and affect our results of operations. We are also at risk to circumstances where our tenants fail to meet their obligations under their union contracts, which could result in increased liability to us.

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
We are in discussions with the union representing hospitality workers in New York regarding a collective bargaining agreement at one of our New York City hotels and it is probable that we will enter into a collective bargaining agreement for this hotel in 2017.

Actions by federal, state or local jurisdictions could have a material adverse effect on our business.

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

We depend on the efforts and expertise of our senior executive officers to manage our day-to-day operations and strategic business direction. Finding suitable replacements for senior executive officers could be difficult. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

From time to time, we may be subject to litigation.  In addition, we generally indemnify third-party hotel managers for legal costs resulting from management of our hotels. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which are not covered by insurance. The outcome of these legal proceedings cannot be predicted. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations.  In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Risks Related to the Economy and Credit Markets

The lack of availability and terms of financing could adversely impact the amounts, sources and costs of capital available to us.

The ownership of hotels is very capital intensive. We finance the acquisition of our hotels with a mixture of equity and long-term debt while we traditionally finance renovations and operating needs with cash provided from operations or with borrowings from our corporate credit facility. Our mortgage loans typically have a large balloon payment due at their maturity. Generally, we find it more efficient to place a significant amount of debt on a small number of our hotels while we try to maintain a significant number of our hotels unencumbered.

During periods of economic recession, it could be difficult for us to borrow money. In recent years, a significant percentage of hotel loans were made by lenders who sold such loans to securitized lending vehicles, such as commercial mortgage backed security (CMBS) pools. If the market for new CMBS issuances results in CMBS lenders making fewer loans, there is a risk that the debt capital available to us could be reduced.

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

Our existing property-level debt instruments contain restrictions (including cash management provisions) that may, under circumstances specified in the loan agreements, prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. In addition, this could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

Our credit facility and term loan contain financial covenants that may constrain our ability to sell assets and make distributions to our stockholders.

Our corporate credit facility and term loan contain several financial covenants, the most constraining of which limits the amount of debt that we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, the lenders may require us to repay all amounts then outstanding under our credit facility and term loan and may terminate our credit facility and term loan. These and our other financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, our credit facility requires that we maintain a minimum number of our hotels as unencumbered assets.

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

All of our indebtedness, except our credit facility and term loan, is secured by single property first mortgages on the applicable property. If we default on any of the secured loans, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure. In addition, to the extent that we cannot meet any future debt service obligations, we will risk losing some or all of our hotels that are pledged to secure our obligations to foreclosure. This could affect our ability to make distributions to our stockholders.

In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Code, a foreclosure of property securing non-recourse debt would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.

Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our ability to make cash distributions necessary to maintain our tax status as a REIT and limit our ability to make distributions to our stockholders.

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Although borrowing costs have been historically low, they are expected to rise in the near-term and borrowing costs on new and refinanced debt may be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2016, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (and 20% in taxable years beginning after December 31, 2017). Our domestic TRSs are subject to federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire) and yield support payments, net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial. Our non-U.S. TRSs also may be subject to tax in jurisdictions where they operate.

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

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.
To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to us by our TRS lessees pursuant to the leases of our hotels will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

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

Even if we maintain our status as a REIT, in certain circumstances, we may be subject to federal and state income taxes, which would reduce our cash available for distribution to our stockholders.

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

We have entered into an agreement with each of our senior executive officers that provides each of them with severance benefits if his employment is terminated under certain circumstances following a change of control of our company. Certain of these benefits and the related tax indemnity in the case of certain executive officers could prevent or deter a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

We intend to pay quarterly dividends that represents at least 90% of our REIT taxable income. Our ability to make these intended distributions may be adversely affected by the factors, risks and uncertainties described in this Annual Report on Form

10-K and other reports that we file from time to time with the SEC. In addition, our board of directors has the sole discretion to determine the timing, form and amount of any distribution to our stockholders. Our board of directors will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, our debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

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

In addition, interest rates have been at historically low levels for an extended period of time. The market for common shares of publicly traded REITs may be influenced by the distribution yield on their common shares (i.e., the amount of annual distributions as a percentage of the market price of their common shares) relative to market interest rates. Although current market interest rates remain low compared to historical levels, interest rates have recently risen and some market forecasts predict additional increases in the near term. If market interest rates increase, prospective purchasers of REIT common shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the market price of our common stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels.

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
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

Our board of directors approved a share repurchase program that authorizes us to repurchase up to $150 million in shares of our common stock. Although our board of directors has approved our share repurchase program, our share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness. Currently, we do not expect to utilize our share repurchase program unless we believe our cost of capital is elevated. Our share repurchase program may be suspended or terminated at any time without notice.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2016.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Waterfront Hotel	Boston	Massachusetts	Upper Upscale	Full Service	793	Marriott
Lexington Hotel New York	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown	Salt Lake City	Utah	Upper Upscale	Full Service	510	Marriott
Renaissance Worthington	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	Marriott
Westin San Diego	San Diego	California	Upper Upscale	Full Service	436	Interstate Hotels & Resorts
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
Westin Washington, D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	HEI Hotels & Resorts
Hilton Boston Downtown	Boston	Massachusetts	Upper Upscale	Full Service	403	Davidson Hotels & Resorts
Vail Marriott Mountain Resort & Spa	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Marriott Atlanta Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Marriott
Courtyard Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	Marriott
The Gwen Chicago	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Interstate Hotels & Resorts
JW Marriott Denver at Cherry Creek	Denver	Colorado	Luxury	Full Service	196	Sage Hospitality
Courtyard Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Marriott
Sheraton Suites Key West	Key West	Florida	Upper Upscale	Full Service	184	Ocean Properties
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Marriott
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston	Charleston	South Carolina	Upper Upscale	Full Service	166	Marriott
Shorebreak Hotel	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Inn at Key West	Key West	Florida	Upscale	Select Service	106	Ocean Properties
Hotel Rex	San Francisco	California	Upper Upscale	Full Service	94	Joie de Vivre Hotels
Total					9,472
(1) As defined by Smith Travel Research

We are party to hotel management agreements for each of our hotels and franchise agreements for twelve of our hotels. Additional information regarding our hotel management and franchise agreements can be found in Note 12 to our accompanying consolidated financial statements.

Seven of our hotels are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Note 13 to our accompanying consolidated financial statements.

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

Other Matters

As previously reported, in February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and developed and executed a plan aimed to improve guest satisfaction scores. To date, however, although guest satisfaction scores have improved, the franchisor has notified the Company that such improvement was not sufficient under the franchise agreement and the Company continues to be in default. While the franchisor has reserved all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future, no action to terminate the franchise agreement has been taken by the franchisor.
In addition, the lender that holds the mortgage on this hotel received notice of the foregoing. The lender has provided written notice to the Company that although it has the right to call an event of default under the loan agreement after a notice and cure period has elapsed, the lender is not doing so but reserves all of its rights under the loan agreement. If the lender seeks to declare an event of default under the loan agreement, such event of default could result in a material adverse effect on the Company's business, financial condition or results of operation.
While the Company continues to work diligently with the franchisor and manager to resolve the matter, no assurance can be given that the Company will be successful. If the Company is not successful resolving the matter, the franchisor may seek to terminate the franchise agreement and assert a claim it is owed a termination fee, including a payment for liquidated damages, which could result in a material adverse effect on the Company's business, financial condition or results of operation.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2015:
First Quarter	$16.01	$13.33
Second Quarter	14.45	12.66
Third Quarter	13.86	10.72
Fourth Quarter	12.84	9.65
Year Ended December 31, 2016:
First Quarter	$10.23	$7.28
Second Quarter	10.03	8.22
Third Quarter	10.87	8.76
Fourth Quarter	11.61	8.73

The closing price of our common stock on the NYSE on December 31, 2016 was $11.53 per share.

Stock Performance Graph

The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor's 500 Index (the “S&P 500 Total Return”) and the Dow Jones U.S. Hotels & Lodging REITs Index (the "Dow Jones U.S. Hotels Total Return"). We believe the Dow Jones U.S. Hotels & Lodging REITs Index's total return provides a relevant industry sector comparison to our common stock's total stockholder return given the index is based on REITs that primarily invest in lodging real estate. Previously, we used the Morgan Stanley REIT Index (the “RMZ Total Return”), which includes REITs invested in real estate other than lodging. The following graph includes both the RMZ Total Return and the Dow Jones U.S. Hotels Total Return.

The graph assumes an initial investment on December 31, 2011 of $100 in our common stock in each of the indexes and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

5 Year Total Returns Graph
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/30/11
12/31/12
12/31/13
12/31/14
12/31/15
12/30/16
DiamondRock Hospitality Total Return
MSCI US REIT Index Total Return
S&P 500 Total Return
Dow Jones US Hotels Total Return

	December 31,
	2011	2012	2013	2014	2015	2016
DiamondRock Hospitality Company Total Return	$100.00	$96.47	$128.08	$170.13	$115.16	$144.90
RMZ Total Return	$100.00	$117.77	$120.68	$157.34	$161.30	$175.17
S&P 500 Total Return	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
Dow Jones U.S. Hotels Total Return	$100.00	$110.12	$140.63	$182.01	$132.18	$164.25

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. The following table sets forth the dividends declared on our shares of common stock during the years ended December 31, 2016 and 2015.

Payment Date	Record Date	Dividend per Share
April 10, 2015	March 31, 2015	$0.125
July 14, 2015	June 30, 2015	$0.125
October 13, 2015	September 30, 2015	$0.125
January 12, 2016	December 31, 2015	$0.125
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125
January 12, 2017	December 30, 2016	$0.125

Stockholder Information

As of February 24, 2017, there were 14 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2016 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,083,773 (1)	$12.59 (2)	6,014,817
Equity compensation plans not approved by security holders	—	—	—
Total	1,083,773	$12.59	6,014,817
__________________________________

(1)
Includes 20,770 shares of common stock issuable upon the exercise of outstanding stock appreciation rights, 376,279 shares of common stock issuable pursuant to our deferred compensation plan and 686,684 shares of common stock issuable upon the achievement of certain performance conditions.

(2)	Since performance stock units and deferred stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Fourth Quarter 2016 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands)
October 1 - October 31, 2016	218,550	$8.93	218,550	$147,224
November 1 - November 30, 2016	417,087	$8.92	417,087	$143,503
December 1 - December 31, 2016	—	$—	—	$143,503
______________________________

(1)
Reflects shares purchased under our share repurchase program. To facilitate repurchases, we make purchases, if any, pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed blackout periods. Our share repurchase program may be suspended or terminated at any time without notice. For more information about our share repurchase program, see Note 5 to the accompanying consolidated financial statements.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Revenues:
Rooms	$650,624	$673,578	$628,870	$558,751	$509,902
Food and beverage	194,756	208,173	195,077	193,043	174,963
Other	51,178	49,239	48,915	47,894	42,022
Total revenues	896,558	930,990	872,862	799,688	726,887
Operating expenses:
Rooms	159,151	163,549	162,870	151,040	135,437
Food and beverage	125,916	137,297	135,402	136,454	124,890
Management fees	30,143	30,633	30,027	25,546	24,307
Other hotel expenses	302,805	317,623	295,826	284,523	254,265
Impairment losses	—	10,461	—	—	30,844
Hotel acquisition costs	—	949	2,177	—	10,591
Corporate expenses (1)	23,629	24,061	22,267	23,072	21,095
Depreciation and amortization	97,444	101,143	99,650	103,895	97,004
Gain on insurance proceeds	—	—	(1,825)	—	—
Gain on litigation settlement, net	—	—	(10,999)	—	—
Total operating expenses	739,088	785,716	735,395	724,530	698,433
Operating income	157,470	145,274	137,467	75,158	28,454
Interest and other income, net	(762)	(688)	(3,027)	(6,328)	(305)
Interest expense	41,735	52,684	58,278	57,279	53,771
Gain on repayments of notes receivable	—	(3,927)	(13,550)	—	—
Gain on sales of hotel properties, net	(10,698)	—	(50,969)	—	—
Gain on hotel property acquisition	—	—	(23,894)	—	—
Loss (gain) on early extinguishment of debt	—	—	1,616	1,492	(144)
Income (loss) from continuing operations before income taxes	127,195	97,205	169,013	22,715	(24,868)
Income tax (expense) benefit	(12,399)	(11,575)	(5,636)	1,113	6,793
Income (loss) from continuing operations	114,796	85,630	163,377	23,828	(18,075)
Income from discontinued operations, net of income taxes	—	—	—	25,237	1,483
Net income (loss)	$114,796	$85,630	$163,377	$49,065	$(16,592)

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except for per share data)
Earnings (loss) per share:
Continuing operations	$0.57	$0.43	$0.83	$0.12	$(0.10)
Discontinued operations	—	—	—	0.13	0.01
Basic earnings (loss) per share	$0.57	$0.43	$0.83	$0.25	$(0.09)
Diluted earnings (loss) per share	$0.57	$0.43	$0.83	$0.25	$(0.09)
Other data:
Dividends declared per common share	$0.50	$0.50	$0.41	$0.34	$0.32
FFO (2)	$203,122	$197,234	$212,058	$131,987	$120,961
Adjusted FFO (2)	$206,337	$203,352	$171,507	$139,301	$140,163
EBITDA (3)	$266,374	$251,032	$326,941	$211,983	$134,928
Adjusted EBITDA (3)	$258,872	$265,876	$235,776	$196,862	$189,714

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,646,676	$2,882,176	$2,764,393	$2,567,533	$2,611,454
Cash and cash equivalents	243,095	213,584	144,365	144,584	9,623
Total assets	3,069,463	3,312,510	3,151,687	3,042,115	2,937,044
Total debt	920,539	1,169,749	1,031,666	1,086,203	981,734
Total liabilities	1,232,676	1,487,905	1,322,700	1,361,424	1,241,931
Stockholders' equity	1,836,787	1,824,605	1,828,987	1,680,691	1,695,113
_________

(1)
Corporate expenses for the year ended December 31, 2016 include the reversal of approximately $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Corporate expenses for the year ended December 31, 2014 include reimbursement of $1.8 million of previously incurred legal fees and other costs from the proceeds of the Westin Boston Waterfront litigation settlement in 2014. Corporate expenses for the year ended December 31, 2013 include approximately $3.1 million of costs related to the departure of our former President and Chief Operating Officer. Corporate expenses for the year ended December 31, 2012 include legal fees of approximately $2.5 million related to the Allerton bankruptcy proceedings.

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2016, we owned a portfolio of 26 premium hotels and resorts that contain 9,472 guest rooms located in 17 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA) and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 73% of our total revenues for the year ended December 31, 2016 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2016

During 2016, we executed on our asset management initiatives to improve our portfolio's operating results. We improved our portfolio quality and lowered our financial leverage through the disposition of three non-core hotels and improved our financial flexibility through increasing and extending our corporate credit facility and entering into a new unsecured term loan. Key highlights for 2016 include the following:

Mortgage Loan Repayments. On January 11, 2016, we repaid the $201.7 million mortgage loan secured by the Chicago Marriott Downtown. On May 11, 2016, we repaid the $48.1 million mortgage loan secured by the Courtyard Manhattan Fifth Avenue.

Amended Credit Facility and New Term Loan. During 2016, we amended and restated our senior unsecured credit facility to increase the capacity to $300 million, decrease the pricing and extend the maturity date to May 2020. We also closed on a new five-year $100 million senior unsecured term loan in 2016.

Hotel Dispositions. In June 2016, we sold the 485-room Orlando Airport Marriott for a contractual sales price of $63 million and the 821-room Hilton Minneapolis for a contractual sales price of $140 million. In July 2016, we sold the 169-room Hilton Garden Inn Chelsea/New York City for a contractual sales price of $65 million.

Share Repurchases. We repurchased 728,237 shares of our common stock at an average price of $8.92 per share for a total purchase price of $6.5 million during the second half of 2016.

Outlook for 2017

We believe the economic growth outlook for 2017 has recently improved modestly based on the potential for national tax reform, deregulation, and other economic stimulus. We believe that this improved economic growth outlook will support lodging fundamentals. Unemployment continues to remain low and consumer confidence has increased in recent months.

We expect 2017 will be the U.S. lodging industry's eighth year of consecutive growth, albeit moderate growth. Supply increases, particularly in urban markets, will likely hamper rate growth. Our portfolio is weighted towards urban markets, specifically New York City and Chicago, which are two markets with recent and expected supply increases in excess of national averages.

We enter 2017 with several favorable factors, including: (1) ownership of a high-quality portfolio concentrated in urban and resort locations; (2) increased internal growth from the continuation of our asset management initiatives and recent hotel renovations; (3) low leveraged capital structure and only one near-term debt maturity; and (4) an unrestricted cash balance of $243 million and no outstanding borrowings on our $300 million senior unsecured credit facility as of December 31, 2016.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2016 for each of the hotels we owned during 2016.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2015 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,200	70.0%	$223.39	$156.26	(4.7)%
Hilton Minneapolis (2)	Minneapolis, Minnesota	821	69.8%	149.38	104.32	(2.1)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	78.0%	245.09	191.11	0.3%
Lexington Hotel New York	New York, New York	725	91.9%	243.23	223.48	(3.5)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	69.1%	159.85	110.39	(1.3)%
Renaissance Worthington	Fort Worth, Texas	504	61.7%	178.05	109.89	(12.9)%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	84.0%	252.96	212.59	1.5%
Orlando Airport Marriott (3)	Orlando, Florida	485	86.8%	129.43	112.29	3.2%
Westin San Diego	San Diego, California	436	85.1%	186.43	158.58	0.1%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	88.2%	192.44	169.72	8.8%
Westin Washington, D.C. City Center	Washington, D.C.	410	85.4%	220.48	188.25	6.3%
Hilton Boston Downtown	Boston, Massachusetts	403	86.8%	279.94	242.86	2.0%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	69.4%	276.25	191.73	8.5%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	72.2%	172.88	124.74	3.6%
Courtyard Manhattan/Midtown East	New York, New York	321	92.5%	263.37	243.49	(0.4)%
The Gwen Chicago	Chicago, Illinois	311	79.2%	206.84	163.71	0.4%
Hilton Garden Inn New York City/Times Square Central	New York, New York	282	96.8%	249.60	241.63	(3.3)%
Bethesda Marriott Suites	Bethesda, Maryland	272	72.1%	170.47	122.85	10.4%
Hilton Burlington	Burlington, Vermont	258	80.4%	175.99	141.54	5.7%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.5%	265.96	216.66	(0.9)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	89.5%	260.10	232.86	(3.2)%
Sheraton Suites Key West	Key West, Florida	184	85.8%	256.93	220.55	(1.9)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	79.4%	293.15	232.88	0.6%
Courtyard Denver Downtown	Denver, Colorado	177	79.9%	201.53	161.01	(0.5)%
Hilton Garden Inn Chelsea/New York City (4)	New York, New York	169	98.1%	201.66	197.74	3.5%
Renaissance Charleston	Charleston, South Carolina	166	85.8%	222.73	191.08	0.8%
Shorebreak Hotel	Huntington Beach, California	157	79.0%	225.01	177.80	(0.5)%
Inn at Key West	Key West, Florida	106	82.4%	205.26	169.10	(9.2)%
Hotel Rex	San Francisco, California	94	82.1%	230.96	189.59	(3.2)%
Total/Weighted Average		10,947	79.6%	$220.33	$175.43	(0.2)%
________________
(1) The percentage change from 2015 RevPAR reflects the comparable period in 2015 to our 2016 ownership period for all hotels.
(2) The hotel was sold on June 30, 2016. The operating statistics reflect the period from January 1, 2016 to June 29, 2016.
(3) The hotel was sold on June 8, 2016. The operating statistics reflect the period from January 1, 2016 to June 7, 2016.
(4) The hotel was sold on July 7, 2016. The operating statistics reflect the period from January 1, 2016 to July 6, 2016.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2016	2015	% Change

Rooms	$650.6	$673.6	(3.4)%
Food and beverage	194.8	208.2	(6.4)
Other	51.2	49.2	4.1
Total revenues	$896.6	$931.0	(3.7)%

Our total revenues decreased $34.4 million from $931.0 million for the year ended December 31, 2015 to $896.6 million for the year ended December 31, 2016. Our total revenues include amounts that are not comparable year-over-year as follows:

•$1.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.

•$10.6 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$13.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$29.8 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$7.6 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding these non-comparable amounts our total revenues increased $4.6 million, or 0.5%.

The following are key hotel operating statistics for the years ended December 31, 2016 and 2015. The 2015 amounts reflect the period in 2015 comparable to our ownership period in 2016 for our acquisitions of the Shorebreak Hotel and the Sheraton Suites Key West, and our dispositions of the Orlando Airport Marriott, Hilton Minneapolis, and Hilton Garden Inn Chelsea/New York City.

	Year Ended December 31,
	2016	2015	% Change
Occupancy %	79.6%	80.3%	(0.7) percentage points
ADR	$220.33	$218.82	0.7%
RevPAR	$175.43	$175.76	(0.2)%

Excluding non-comparable amounts, our rooms revenues increased $1.9 million. The increase in room revenues is primarily a result of a 30.3% increase in contract business and a 0.3% increase in the business transient segment, partially offset by a 2.3% decrease in group business.

Food and beverage revenues decreased $13.4 million from the year ended December 31, 2015, which includes amounts that are not comparable period-over-period as follows:

•$0.3 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$1.1 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$4.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$10.6 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding these non-comparable amounts, food and beverage revenues increased $0.4 million, or 0.2%.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.0 million. Excluding non-comparable amounts, our other revenues increased $2.3 million, driven primarily by higher resort fees and attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	% Change

Rooms departmental expenses	$159.2	$163.5	(2.6)%
Food and beverage departmental expenses	125.9	137.3	(8.3)
Other departmental expenses	11.4	17.1	(33.3)
General and administrative	76.5	73.8	3.7
Utilities	25.9	27.1	(4.4)
Repairs and maintenance	35.6	36.9	(3.5)
Sales and marketing	62.0	64.5	(3.9)
Franchise fees	21.8	22.0	(0.9)
Base management fees	22.3	23.2	(3.9)
Incentive management fees	7.8	7.4	5.4
Property taxes	46.4	46.9	(1.1)
Other fixed charges	10.6	12.6	(15.9)
Hotel pre-opening and transition costs	—	1.7	(100.0)
Ground rent—Contractual	6.9	9.4	(26.6)
Ground rent—Non-cash	5.7	5.7	—
Total hotel operating expenses	$618.0	$649.1	(4.8)%

Our hotel operating expenses decreased $31.1 million from $649.1 million for the year ended December 31, 2015 to $618.0 million for the year ended December 31, 2016. The decrease in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$1.0 million increase from the Shorebreak Hotel, which was purchased on February 6, 2015.
•$5.5 million increase from the Sheraton Suites Key West, which was purchased on June 30, 2015.
•$10.5 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$21.2 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$4.5 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.

Excluding the non-comparable amounts, hotel operating expenses decreased $1.4 million, or 0.2%, from the year ended December 31, 2015. Other departmental expenses decreased primarily due to reclassifications of certain expenses in 2016 to comply with the 11th Edition of the Uniform System of Accounts for the Lodging Industry.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $3.7 million from the year ended December 31, 2015, primarily due to our 2016 hotel dispositions, partially offset by increased depreciation from our recent hotel renovations.

Impairment losses. During the year ended December 31, 2015, we recorded impairment losses of $0.8 million on the favorable lease asset related to a tenant lease at the Lexington Hotel New York and $9.6 million on the option to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a new hotel. We did not recognize any impairment losses during the year ended December 31, 2016.

Hotel acquisition costs. We incurred $0.9 million of hotel acquisition costs during the year ended December 31, 2015 due to our acquisitions of the Shorebreak Hotel and Sheraton Suites Key West, as well as additional transfer taxes on an acquired hotel. We had no hotel acquisitions during the year ended December 31, 2016.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.5 million, from $24.1 million for the year ended December 31, 2015 to $23.6 million for the year ended December 31, 2016. The decrease is primarily due to a decrease in bonus expense and the reversal of $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer, partially offset by an increase in other employee compensation and audit fees in 2016.

Interest expense. Our interest expense was $41.7 million and $52.7 million for the years ended December 31, 2016 and December 31, 2015, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2016	2015
Mortgage debt interest	$36.8	$49.0
Term loan interest	1.3	—
Credit facility interest and unused fees	1.3	1.1
Amortization of deferred financing costs and debt premium	2.3	2.1
Interest rate cap fair value adjustment	—	0.5
	$41.7	$52.7

The decrease in mortgage debt interest expense is related to the refinancing of a portion of our total debt at lower interest rates. The weighted-average interest rate for our debt decreased from 4.5% as of December 31, 2015 to 3.8% as of December 31, 2016.

Gain on repayments of notes receivable. In November 2015, we received $3.9 million for the repayment of the fully reserved loan we provided to the buyer of the Oak Brook Hills Resort upon sale of the hotel in 2014. As a result of the repayment, we recorded a gain of $3.9 million during the year ended December 31, 2015.

Income taxes. We recorded income tax expense of $12.4 million in 2016 and $11.6 million in 2015. The 2016 income tax expense includes $12.4 million of income tax expense incurred on the $29.4 million pre-tax income of our TRS. There was no foreign income tax expense incurred on the TRS that owns Frenchman's Reef. The 2015 income tax expense includes $11.3 million of income tax expense incurred on the $29.1 million pre-tax income of our TRS, $0.3 million of foreign income tax expense incurred on the $7.2 million pre-tax income of the TRS that owns Frenchman's Reef.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2015	2014	% Change

Rooms	$673.6	$628.9	7.1%
Food and beverage	208.2	195.1	6.7
Other	49.2	48.9	0.6
Total revenues	$931.0	$872.9	6.7%

Our total revenues from continuing operations increased $58.1 million from $872.9 million for the year ended December 31, 2014 to $931.0 million for the year ended December 31, 2015. This increase includes amounts that are not comparable year-over-year as follows:

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

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	% Change

Rooms departmental expenses	$163.5	$162.9	0.4%
Food and beverage departmental expenses	137.3	135.4	1.4
Other departmental expenses	17.1	20.1	(14.9)
General and administrative	73.8	68.5	7.7
Utilities	27.1	27.8	(2.5)
Repairs and maintenance	36.9	36.7	0.5
Sales and marketing	64.5	60.4	6.8
Franchise fees	22.0	15.3	43.8
Base management fees	23.2	21.5	7.9
Incentive management fees	7.4	8.5	(12.9)
Property taxes	46.9	39.8	17.8
Other fixed charges	12.6	11.2	12.5
Hotel pre-opening costs	1.7	1.0	70.0
Ground rent—Contractual	9.4	8.9	5.6
Ground rent—Non-cash	5.7	6.1	(6.6)
Total hotel operating expenses	$649.1	$624.1	4.0%

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

Excluding the non-comparable amounts, hotel operating expenses increased $15.2 million, or 2.6%, from the year ended December 31, 2014. Franchise fees increased $6.7 million, or 43.8%, primarily due to the opening of the Hilton Garden Inn Times Square Central, higher franchise fees at the Lexington Hotel New York and the acquisitions of the Westin Fort Lauderdale Beach Resort and Sheraton Suites Key West. Property taxes increased $7.1 million, or 17.8%, primarily due to property tax reassessments at our properties, particularly our Chicago hotels, as well as newly acquired hotels. Incentive management fees decreased $1.1 million, or 12.9%, primarily due to an amendment to the management agreement at the Chicago Marriott Downtown, which reduced management fees beginning in April 2015. Hotel pre-opening and transition costs increased $0.7 million, or 70%, primarily due to the rebranding of the hotel formerly known as the Conrad Chicago to The Gwen, a Luxury Collection Hotel, in 2015.

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

Interest and other income, net. Interest and other income, net decreased $2.3 million from $3.0 million for the year ended December 31, 2014 to $0.7 million for the year ended December 31, 2015. The decrease is primarily due to our not recording interest income on the Allerton loan during the year ended December 31, 2015, since the loan was prepaid on May 21, 2014.

Interest expense. Our interest expense was $52.7 million and $58.3 million for the years ended December 31, 2015 and December 31, 2014, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2015	2014
Mortgage debt interest	$49.0	$55.7
Credit facility interest and unused fees	1.1	0.9
Amortization of deferred financing costs and debt premium	2.1	2.6
Capitalized interest	—	(0.9)
Interest rate cap fair value adjustment	0.5	—
	$52.7	$58.3

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, funding potential hotel acquisitions, debt repayments upon maturity and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, equity issuances, proceeds from new financings and refinancings of maturing debt, proceeds from potential property dispositions, and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. During the third quarter, the cash trap provision was triggered on the mortgage loan secured by the Lexington Hotel New York.

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

ATM Program

We have equity distribution agreements, as amended, with a number of sales agents (the “ATM Program") to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $ 200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
We have not sold any shares under the ATM Program since January 2015. As of December 31, 2016, $128.3 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program.

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

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units to outside limited partners or preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of December 31, 2016, we had $920.5 million of debt outstanding with a weighted average interest rate of 3.8% and a weighted average maturity date of approximately 5.9 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 17 of our 26 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

Share Repurchase Program

Our board of directors has approved a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements. During the year ended December 31, 2016, we repurchased 728,237 shares of our common stock at an average price of $8.92 per share for a total purchase price of $6.5 million. We have not repurchased any additional shares subsequent to December 31, 2016 and through February 27, 2017. We retired all repurchased shares on their respective settlement dates. As of February 27, 2017, we have $143.5 million of authorized capacity remaining under our share repurchase program. Currently, we do not expect to utilize our share repurchase program unless we believe our cost of capital is elevated.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of December 31, 2016, we had no outstanding borrowings on our senior unsecured credit facility.

Senior Unsecured Term Loan

We are party to a $100 million senior unsecured term loan expiring in May 2021. Information about our senior unsecured term loan is found in Note 9 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of December 31, 2016, we had $243.1 million of unrestricted corporate cash and $46.1 million of restricted cash, as well as no outstanding borrowings under our credit facility.

Our net cash provided by operations was $215.6 million for the year ended December 31, 2016. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash provided by investing activities was $85.7 million for the year ended December 31, 2016, which consisted of $183.9 million of net proceeds from the sale of the Orlando Airport Marriott, Hilton Minneapolis and Hilton Garden Inn Chelsea/New York City, the net return of $4.6 million from lender reserves, offset by capital expenditures at our hotels of $102.9 million.

Our net cash used in financing activities was $271.7 million for the year ended December 31, 2016, which consisted of our $249.8 million repayment of the mortgage debt secured by the Chicago Marriott and Courtyard Manhattan Fifth Avenue, $100.8 million of dividend payments, $7.2 million paid to repurchase shares under our share repurchase program and upon the vesting of restricted stock for the payment of tax withholding obligations, $2.8 million of financing costs related to our senior unsecured credit facility and term loan, and $11.2 million of scheduled mortgage debt principal payments, partially offset by $100.0 million of proceeds from our senior unsecured term loan.

We currently anticipate our significant source of cash for the year ending December 31, 2017 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2017 will be potential share repurchases, if any, potential hotel acquisitions, regularly scheduled debt service payments, capital expenditures, dividends, and corporate expenses.

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

The following table sets forth the dividends on our common shares for the years ended December 31, 2016 and 2015:

Payment Date	Record Date	Dividend per Share
April 10, 2015	March 31, 2015	$0.125
July 14, 2015	June 30, 2015	$0.125
October 13, 2015	September 30, 2015	$0.125
January 12, 2016	December 31, 2015	$0.125
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125
January 12, 2017	December 30, 2016	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2016, we have set aside $38.3 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $102.9 million on capital improvements during the year ended December 31, 2016, which included the following significant projects:

•
The Gwen, a Luxury Collection Hotel: We rebranded the Conrad Chicago to Marriott's Luxury Collection brand in 2015. The renovation work associated with the brand conversion is being completed in two phases. The first phase, consisting of the lobby, rooftop bar and other public spaces, was completed in May 2016. The second phase of the renovation, consisting of the guest rooms, commenced in December 2016 and is expected to be completed during the second quarter of 2017.

•
Chicago Marriott Downtown: The second and largest phase of the multi-year renovation was completed early in the second quarter of 2016. This phase included the upgrade renovation of approximately 460 guest rooms as well as construction of a new state-of-the-art fitness center.

•	Worthington Renaissance: We completed the guest room renovation at the hotel in January 2017.

•	Charleston Renaissance: We commenced guest room renovation at the hotel during the fourth quarter of 2016 and expect to complete the project during the first quarter of 2017.

We expect to spend between $110 million and $120 million on capital improvements at our hotels in 2017, which includes carryover from certain projects that commenced in 2016. Significant projects in 2017 include:

•
Chicago Marriott Downtown: We have commenced the third phase of the multi-year renovation, which includes the upgrade renovation of 340 guest rooms, and expect to complete this phase during the second quarter of 2017. We expect to commence the final phase of the multi-year renovation, which will include renovating the remaining 260 guest rooms, meeting rooms and certain public spaces, during late 2017 with completion in early 2018.

•	The Lodge at Sonoma: We commenced renovation of the guest rooms at the hotel in January 2017 and expect to complete the project during the second quarter of 2017.

•	JW Marriott Denver: We expect to renovate the guest rooms, corridors, meeting space and lobby during the seasonally slow period beginning in late 2017 through early 2018.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2016.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest (1)	$1,034,875	$217,013	$87,126	$131,155	$599,581
Operating Lease Obligations - Ground Leases and Office Space	637,238	4,345	7,348	6,809	618,736
Purchase Commitments (2)
Purchase Orders and Letters of Commitment	63,730	63,730	—	—	—
Total	$1,735,843	$285,088	$94,474	$137,964	$1,218,317
________________
(1) The interest expense for our variable rate loan is calculated based on the rate as of December 31, 2016.
(2) As of December 31, 2016, purchase orders and letters of commitment totaling approximately $63.7 million had been issued for renovations at our properties. We have committed to these projects and anticipate making similar arrangements in the future with our existing properties or any future properties that we may acquire.

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

•
Hotel Manager Transition Costs:  We exclude the transition costs associated with a change in hotel manager because we believe these costs do not reflect the ongoing performance of the Company or our hotels. During the year ended December 31, 2015, we excluded the transition costs associated with the change of hotel managers in connection with the acquisition of the Westin Fort Lauderdale and the Shorebreak Hotel. During the year ended December 31, 2014, we excluded the pre-opening costs in connection with the opening of the Hilton Garden Inn Times Square.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$114,796	$85,630	$163,377
Interest expense	41,735	52,684	58,278
Income tax expense	12,399	11,575	5,636
Real estate related depreciation	97,444	101,143	99,650
EBITDA	266,374	251,032	326,941
Non-cash ground rent	5,671	5,915	6,453
Non-cash amortization of favorable and unfavorable contracts, net	(1,912)	(1,651)	(1,410)
Gain on sale of hotel properties	(10,698)	—	(50,969)
Gain on hotel property acquisition	—	—	(23,894)
Loss on early extinguishment of debt	—	—	1,616
Gain on insurance proceeds	—	—	(1,825)
Gain on litigation settlement (1)	—	—	(10,999)
Gain on repayments of notes receivable	—	(3,927)	(13,550)
Hotel acquisition costs	—	949	2,177
Hotel manager transition and pre-opening costs	—	1,708	953
Reversal of previously recognized Allerton income	—	—	(453)
Severance costs (2)	(563)	328	736
Impairment losses	—	10,461	—
Lease preparation costs (3)	—	1,061	—
Adjusted EBITDA	$258,872	$265,876	$235,776
_______________

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

(2)
During the year ended December 31, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Amounts recognized in 2016 and 2014 are classified as corporate expenses on the consolidated statements of operations and amounts recognized in 2015 are classified as other hotel expenses on the consolidated statements of operations.

(3)	Represents costs incurred to remove tenant improvements from a vacant retail space at the Lexington Hotel.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$114,796	$85,630	$163,377
Real estate related depreciation	97,444	101,143	99,650
Impairment losses	—	10,461	—
Gain on sale of hotel properties, net of income tax	(9,118)	—	(50,969)
FFO	203,122	197,234	212,058
Non-cash ground rent	5,671	5,915	6,453
Non-cash amortization of favorable and unfavorable contracts, net	(1,912)	(1,651)	(1,410)
Gain on hotel property acquisition	—	—	(23,894)
Loss on early extinguishment of debt	—	—	1,616
Gain on insurance proceeds	—	—	(1,825)
Gain on litigation settlement (1)	—	—	(10,999)
Gain on repayments of notes receivable (2)	—	(2,317)	(13,550)
Hotel acquisition costs	—	949	2,177
Hotel manager transition and pre-opening costs	—	1,708	953
Reversal of previously recognized Allerton income	—	—	(453)
Severance costs (3)	(563)	328	736
Lease preparation costs (4)	—	1,061	—
Fair value adjustments to debt instruments	19	125	(355)
Adjusted FFO	$206,337	$203,352	$171,507
_______________

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

(2)	Gain on repayment of note receivable in 2015 is related to the repayment of the Oak Brook Hills Resort loan, is reported net of income tax expense.
(3)
During the year ended December 31, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Amounts recognized in 2016 and 2014 are classified as corporate expenses on the consolidated statements of operations and amounts recognized in 2015 are classified as other hotel expenses on the consolidated statements of operations.

(4)	Represents costs incurred to remove tenant improvements from a vacated retail space at the Lexington Hotel.

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

Seasonality

The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. Accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

New Accounting Pronouncements Not Yet Implemented

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2016 was $927.2 million, of which $270.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.7 million annually.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2017 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2017 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2017 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2017 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2017 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2017 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2017 proxy statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.	Financial Statements

Included herein at pages F-1 through F-32.

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

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 56 through 58 of this report, which is incorporated by reference herein.

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 27, 2017.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 27, 2017
Mark W. Brugger	(Principal Executive Officer)

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	February 27, 2017
Sean M. Mahoney	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Chief Accounting Officer and Corporate	February 27, 2017
Briony R. Quinn	Controller (Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 27, 2017
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 27, 2017
Daniel J. Altobello

/s/ TIMOTHY CHI	Director	February 27, 2017
Timothy Chi

/s/ MAUREEN L. McAVEY	Director	February 27, 2017
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 27, 2017
Gilbert T. Ray

/s/ WILLIAM J. SHAW	Director	February 27, 2017
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 27, 2017
Bruce D. Wardinski

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.2
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

10.14*
Fourth Amended and Restated Credit Agreement, dated as of May 3, 2016, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, each of Bank of America, N.A. and Citibank, N.A., as Syndication Agent, U.S. Bank National Association, as Documentation Agent, and each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Citigroup Global Markets, as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.15*
Term Loan Agreement, dated as of May 3, 2016, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, KeyBank National Association, as Administrative Agent, each of KayBank Capital Markets, PNC Capital Markets LLC and Regions Capital Markets as Joint Lead Arrangers, each of PNC Bank, National Association and Regions Bank as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.16*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.17*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.18*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.19*
Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.20
Purchase and Sale Agreement between Lexington Hotel LLC and DiamondRock NY Lex Owner, LLC, dated as of May 12, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2011)

10.21*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.22*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.23*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.24*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.25*
Letter Agreement between DiamondRock Hospitality Company and Thomas Healy, dated as of December 21, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017)

10.26*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.27*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.28*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.29*
Form of Deferred Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

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
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2016. KPMG LLP, an independent registered public accounting firm, has audited the Company's financial statements and issued an attestation report on the Company's internal control over financial reporting as of December 31, 2016.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited DiamondRock Hospitality Company's (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
DiamondRock Hospitality Company:

We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DiamondRock Hospitality Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DiamondRock Hospitality Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017, expressed an unqualified opinion on the effectiveness of DiamondRock Hospitality Company's internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 27, 2017

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(in thousands, except share and per share amounts)

	2016	2015
ASSETS
Property and equipment, net	$2,646,676	$2,882,176
Restricted cash	46,069	59,339
Due from hotel managers	77,928	86,698
Favorable lease assets, net	18,013	23,955
Prepaid and other assets	37,682	46,758
Cash and cash equivalents	243,095	213,584
Total assets	$3,069,463	$3,312,510

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$821,167	$1,169,749
Term loan, net of unamortized debt issuance costs	99,372	—
Senior unsecured credit facility	—	—
Total debt	920,539	1,169,749
Deferred income related to key money, net	20,067	23,568
Unfavorable contract liabilities, net	72,646	74,657
Deferred ground rent	80,509	70,153
Due to hotel managers	58,294	65,350
Dividends declared and unpaid	25,567	25,599
Accounts payable and accrued expenses	55,054	58,829
Total liabilities	1,232,676	1,487,905
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,200,902 and 200,741,777 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,002	2,007
Additional paid-in capital	2,055,365	2,056,878
Accumulated deficit	(220,580)	(234,280)
Total stockholders’ equity	1,836,787	1,824,605
Total liabilities and stockholders’ equity	$3,069,463	$3,312,510

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except share and per share amounts)

	2016	2015	2014
Revenues:
Rooms	$650,624	$673,578	$628,870
Food and beverage	194,756	208,173	195,077
Other	51,178	49,239	48,915
Total revenues	896,558	930,990	872,862
Operating Expenses:
Rooms	159,151	163,549	162,870
Food and beverage	125,916	137,297	135,402
Management fees	30,143	30,633	30,027
Other hotel expenses	302,805	317,623	295,826
Depreciation and amortization	97,444	101,143	99,650
Impairment losses	—	10,461	—
Hotel acquisition costs	—	949	2,177
Corporate expenses	23,629	24,061	22,267
Gain on insurance proceeds	—	—	(1,825)
Gain on litigation settlement, net	—	—	(10,999)
Total operating expenses, net	739,088	785,716	735,395
Operating income	157,470	145,274	137,467
Interest and other income, net	(762)	(688)	(3,027)
Interest expense	41,735	52,684	58,278
Gain on repayments of notes receivable	—	(3,927)	(13,550)
Gain on sales of hotel properties, net	(10,698)	—	(50,969)
Gain on hotel property acquisition	—	—	(23,894)
Loss on early extinguishment of debt	—	—	1,616
Total other expenses (income), net	30,275	48,069	(31,546)
Income before income taxes	127,195	97,205	169,013
Income tax expense	(12,399)	(11,575)	(5,636)
Net income	$114,796	$85,630	$163,377

Earnings per share:
Basic earnings per share	$0.57	$0.43	$0.83
Diluted earnings per share	$0.57	$0.43	$0.83

Weighted-average number of common shares outstanding:
Basic	201,079,573	200,796,678	195,943,813
Diluted	201,676,258	201,459,934	196,682,981

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2013	195,470,791	$1,955	$1,979,613	$(300,877)	$1,680,691
Dividends of $0.41 per common share	—	—	227	(81,268)	(81,041)
Issuance and vesting of common stock grants, net	275,690	3	2,895	—	2,898
Sale of common stock in secondary offerings, net of placement fees and expenses of $719	4,217,560	42	63,020	—	63,062
Net income	—	—	—	163,377	163,377
Balance at December 31, 2014	199,964,041	$2,000	$2,045,755	$(218,768)	$1,828,987
Dividends of $0.50 per common share	—	—	353	(101,142)	(100,789)
Issuance and vesting of common stock grants, net	253,130	2	2,985	—	2,987
Sale of common stock in secondary offerings, net of placement fees and expenses of $179	524,606	5	7,785	—	7,790
Net income	—	—	—	85,630	85,630
Balance at December 31, 2015	200,741,777	$2,007	$2,056,878	$(234,280)	$1,824,605
Dividends of $0.50 per common share	—	—	358	(101,096)	(100,738)
Issuance and vesting of common stock grants, net	187,362	2	4,634	—	4,636
Share repurchases	(728,237)	(7)	(6,505)	—	(6,512)
Net Income	—	—	—	114,796	114,796
Balance at December 31, 2016	200,200,902	$2,002	$2,055,365	$(220,580)	$1,836,787

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$114,796	$85,630	$163,377
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	97,444	101,143	99,650
Corporate asset depreciation as corporate expenses	66	80	105
Gain on sale of hotel properties, net	(10,698)	—	(50,969)
Gain on repayments of notes receivable	—	(3,927)	(13,550)
Loss on early extinguishment of debt	—	—	1,616
Gain on hotel property acquisition	—	—	(23,894)
Non-cash ground rent	5,671	5,915	6,453
Non-cash amortization of financing costs, debt premium, and interest rate cap as interest	2,302	2,353	2,564
Amortization of note receivable discount as interest income	—	—	(1,075)
Impairment losses	—	10,461	—
Amortization of favorable and unfavorable contracts, net	(1,912)	(1,651)	(1,410)
Amortization of deferred income	(2,851)	(993)	(1,090)
Stock-based compensation	5,321	5,723	5,316
Deferred income tax expense	10,405	10,292	5,159
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,547)	(3,144)	(305)
Restricted cash	55	12,606	(8,409)
Due to/from hotel managers	(1,056)	106	(5,711)
Accounts payable and accrued expenses	(2,415)	2,963	2,005
Net cash provided by operating activities	215,581	227,557	179,832
Cash flows from investing activities:
Hotel capital expenditures	(102,861)	(62,950)	(62,571)
Hotel acquisitions	—	(150,400)	(297,388)
Net proceeds from sale of properties	183,874	—	182,117
Notes receivable repayments	—	3,927	64,500
Change in restricted cash	4,641	2,785	10,623
Purchase deposits	—	—	(2,850)
Receipt of deferred key money	—	3,000	—
Net cash provided by (used in) investing activities	85,654	(203,638)	(105,569)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(11,198)	(13,322)	(15,254)
Repurchase of common stock and other	(7,197)	(2,735)	(2,418)
Proceeds from sale of common stock, net	—	7,790	63,062
Proceeds from mortgage debt	—	355,000	86,000
Repayments of mortgage debt	(249,793)	(202,130)	(125,444)
Proceeds from senior unsecured term loan	100,000	—	—
Draws on senior unsecured credit facility	75,000	195,000	156,320
Repayments of senior unsecured credit facility	(75,000)	(195,000)	(156,320)
Payment of financing costs	(2,765)	(2,866)	(3,328)
Purchase of interest rate cap	—	(325)	—
Payment of cash dividends	(100,771)	(96,112)	(77,100)
Net cash (used in) provided by financing activities	(271,724)	45,300	(74,482)
Net increase (decrease) in cash and cash equivalents	29,511	69,219	(219)
Cash and cash equivalents, beginning of year	213,584	144,365	144,584
Cash and cash equivalents, end of year	$243,095	$213,584	$144,365

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2016	2015	2014
Cash paid for interest	$40,345	$48,916	$56,575
Cash paid for income taxes	$1,973	$1,099	$478
Capitalized interest	$—	$—	$914
Non-cash Financing Activities:
Unpaid dividends	$25,567	$25,599	$20,922
Buyer assumption of mortgage debt on sale of hotel	$89,486	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of December 31, 2016, we owned 26 hotels with 9,472 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board "(FASB") Accounting Standards Codification ("ASC") 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity.

In 2016, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that our operating partnership now meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we continue to consolidate our operating partnership. The Company’s sole significant asset is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. In addition, all of the Company's debt is an obligation of its operating partnership.

Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation as a result of adopting ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel property and related assets exceed the carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel property's estimated fair market value is recorded and an impairment loss is recognized.

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

We had no accruals for tax uncertainties as of December 31, 2016 and 2015.

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

Comprehensive Income

We do not have any comprehensive income other than net income. If we have any comprehensive income in future periods, such that a statement of comprehensive income would be necessary, such statement will be reported as one statement with the consolidated statement of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of our cash and cash equivalents. We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We are evaluating the effect of ASU No. 2017-01 on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We are evaluating the effect of ASU No. 2016-18 on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice as to how certain transactions are classified in the statement of cash flows. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We are evaluating the effect of ASU No. 2016-15 on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for annual periods beginning after December 15, 2016. We adopted ASU No. 2016-09 effective January 1, 2017 and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The primary impact of the new standard will be to the treatment of our ground leases, which represent a majority of all of our operating lease payments. We are evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. While we have not completed our assessment of this standard, we do not expect it to materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel-level sales. Furthermore, for real estate sales to third parties, primarily a result of disposition of real estate in exchange for cash with few contingencies, we do not expect the standard to significantly impact the recognition of or accounting for these sales.

3.	Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consists of the following (in thousands):

	2016	2015
Land	$553,769	$578,338
Land improvements	7,994	7,994
Buildings	2,355,871	2,538,719
Furniture, fixtures and equipment	428,991	458,577
Construction in progress	35,253	25,016
	3,381,878	3,608,644
Less: accumulated depreciation	(735,202)	(726,468)
	$2,646,676	$2,882,176

As of December 31, 2016 and 2015 we had accrued capital expenditures of $10.8 million and $11.6 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.3 million and $2.6 million as of December 31, 2016 and 2015, respectively, consist of the following (in thousands):

	2016	2015
Westin Boston Waterfront Hotel Ground Lease	$17,859	$18,076
Hilton Minneapolis Ground Lease	—	5,685
Lexington Hotel New York Tenant Leases	154	186
Hilton Boston Downtown Tenant Leases	—	8
	$18,013	$23,955

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the years ended December 31, 2016, 2015, and 2014, was $0.3 million, $0.5 million, and $0.7 million, respectively. Amortization expense is expected to total $0.2 million annually for 2017 through 2021.

We owned a favorable lease asset related to the right to acquire a leasehold interest in a parcel of land adjacent to the Westin Boston Waterfront Hotel for the development of a 320 to 350 room hotel (the “lease right”). During the second quarter of 2015, we decided not to exercise the option to acquire the leasehold interest and recorded an impairment loss of $9.6 million, which includes the write-off of $0.6 million of other assets related to the lease right included within prepaid and other assets on the accompanying consolidated balance sheets.

During 2015, we evaluated the Lexington Hotel New York favorable tenant leases for recoverability of the carrying value. The lease with one of the retail tenants at the Lexington Hotel New York was expected to terminate prior to the end of the lease term. We concluded that the asset was not realizable and recorded an impairment loss of $0.8 million during 2015.

On June 30, 2016, we sold the Hilton Minneapolis (see Note 9). In connection with the sale, we wrote off the favorable ground lease asset, which is included in the gain of sale of hotel properties on the accompanying consolidated statements of operations for the year ended December 31, 2016.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We have not sold any shares since January 2015 and there is $128.3 million remaining under the ATM program.

Our board of directors have approved a share repurchase program authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program will be made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice.

During the year ended December 31, 2016, we repurchased 728,237 shares of our common stock at an average price of $8.92 per share for a total purchase price of $6.5 million. We have not repurchased any additional shares from December 31, 2016 through February 27, 2017. We retired all repurchased shares on their respective settlement dates. As of February 27, 2017, we have $143.5 million of authorized capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock for the years ended December 31, 2016 and 2015:

Payment Date	Record Date	Dividend per Share
April 10, 2015	March 31, 2015	$0.125
July 14, 2015	June 30, 2015	$0.125
October 13, 2015	September 30, 2015	$0.125
January 12, 2016	December 31, 2015	$0.125
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125
January 12, 2017	December 30, 2016	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2016 and 2015, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

On February 17, 2016, our board of directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by our stockholders on May 3, 2016 and replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements. Under the 2016 Plan, we are authorized to issue up to 6,082,664 shares of our common stock. We have issued or committed to issue 67,847 shares under the 2016 Plan as of December 31, 2016. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2014 to December 31, 2016 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	583,021	$9.80
Granted	249,311	12.39
Forfeited	(537)	9.32
Vested	(317,376)	10.19
Unvested balance at December 31, 2014	514,419	10.82
Granted	216,159	14.48
Forfeited	(183)	9.08
Vested	(255,828)	10.39
Unvested balance at December 31, 2015	474,567	12.72
Granted	461,281	8.94
Forfeited	(126,610)	10.08
Vested	(241,698)	11.83
Unvested balance at December 31, 2016	567,540	$10.62

The remaining share awards are expected to vest as follows: 244,411 during 2017, 186,481 during 2018, 125,424 during 2019 and 11,224 during 2020. As of December 31, 2016, the unrecognized compensation cost related to restricted stock awards was $3.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. For the years ended December 31, 2016, 2015, and 2014, we recorded $2.8 million, $2.8 million and $3.2 million, respectively, of compensation expense related to restricted stock awards.

Performance Stock Units

Performance stock units ("PSUs") are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For the PSUs issued in 2014 and 2015 and vesting in 2017 and 2018, respectively, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. For PSUs issued in 2016 and vesting in 2019, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period remained in effect for 75% of the number of PSUs to be earned in the performance period. The remaining 25% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period.

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

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 3, 2013	39.2%	0.36%	$9.55
March 3, 2014	33.5%	0.66%	$12.77
May 15, 2014	33.1%	0.80%	$9.88
February 27, 2015	22.9%	1.01%	$12.13
February 26, 2016	24.3%	0.93%	$8.42

A summary of our PSUs from January 1, 2014 to December 31, 2016 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2014	223.176	$9.66
Granted	200,685	12.33
Additional units from dividends	12,309	12.01
Unvested balance at December 31, 2014	436,170	10.95
Granted	218,467	12.13
Additional units from dividends	21,722	13.51
Unvested balance at December 31, 2015	676,359	11.41
Granted	310,398	8.54
Additional units from dividends	38,324	9.37
Vested (1)	(242,096)	9.85
Forfeited	(96,301)	10.74
Unvested balance at December 31, 2016	686,684	$10.65
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2016 was equal to 89.5% of the PSU Target Award.

The remaining unvested target units are expected to vest as follows: 198,178 during 2017, 206,778 during 2018 and 281,728 during 2019. There will be no payout of shares of our common stock for target units vesting in 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period. As of December 31, 2016, the unrecognized compensation cost related to the PSUs was $2.7 million and is expected to be recognized on a straight-line basis over a period of 26 months. For the years ended December 31, 2016, 2015, and 2014, we recorded approximately $2.0 million, $2.3 million, and $1.4 million, respectively, of compensation expense related to the PSUs.

The compensation expense recorded for the year ended December 31, 2016 includes the reversal of $0.4 million of previously recognized compensation expense resulting from the forfeiture of PSUs related to the resignation of our former Executive Vice President and Chief Operating Officer.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net income	$114,796	$85,630	$163,377
Denominator:
Weighted-average number of common shares outstanding—basic	201,079,573	200,796,678	195,943,813
Effect of dilutive securities:
Unvested restricted common stock	47,468	129,640	181,310
Shares related to unvested PSUs	549,217	533,092	556,763
Unexercised stock appreciation rights	—	524	1,095
Weighted-average number of common shares outstanding—diluted	201,676,258	201,459,934	196,682,981
Earnings per share:
Basic earnings per share	$0.57	$0.43	$0.83
Diluted earnings per share	$0.57	$0.43	$0.83

We did not include the unexercised stock appreciation rights of 20,770 for the year ended December 31, 2016 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2016 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date	Amortization Provisions
Lexington Hotel New York	$170,368	LIBOR + 2.25% (1)	October 2017(2)	Interest Only
Salt Lake City Marriott Downtown	58,331	4.25%	November 2020	25 years
Westin Washington D.C. City Center	66,848	3.99%	January 2023	25 years
The Lodge at Sonoma, a Renaissance Resort & Spa	28,896	3.96%	April 2023	30 years
Westin San Diego	66,276	3.94%	April 2023	30 years
Courtyard Manhattan / Midtown East	85,451	4.40%	August 2024	30 years
Renaissance Worthington	85,000	3.66%	May 2025	30 years
JW Marriott Denver at Cherry Creek	64,579	4.33%	July 2025	30 years
Boston Westin	201,470	4.36%	November 2025	30 years
Unamortized debt issuance costs	(6,052)
Total mortgage debt, net of unamortized debt issuance costs	821,167

Senior unsecured term loan	100,000	LIBOR + 1.45% (3)	May 2021	Interest Only
Unamortized debt issuance costs	(628)
Senior unsecured term loan, net of unamortized debt issuance costs	99,372

Senior unsecured credit facility	—	LIBOR + 1.50%	May 2020 (4)	Interest Only

Total debt, net of unamortized debt issuance costs	$920,539
Weighted-Average Interest Rate		3.76%
_____________

(1)	The interest rate at December 31, 2016 is 2.87%.

(2)
The loan may be extended for two additional one-year terms subject to the satisfaction of certain conditions, including a debt yield based on trailing 12-month hotel cash flows equal to or greater than 13% at the time the first extension option is exercised, and the payment of an extension fee. As of December 31, 2016, the debt yield was approximately 5.2%.

(3)	The interest rate at December 31, 2016 is 2.09%.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities as of December 31, 2016 are as follows (in thousands):

2017	$182,785
2018	13,642
2019	14,247
2020	66,238
2021	13,574
Thereafter	536,733
$827,219

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2016, 9 of our 26 hotel properties were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During the year ended December 31, 2016, the cash trap provision was triggered on the mortgage loan secured by the Lexington Hotel New York. As of December 31, 2016, we were in compliance with the financial covenants of our mortgage debt.

On January 11, 2016, we repaid the mortgage loan secured by the Chicago Marriott Downtown Magnificent Mile. The loan had an outstanding principal balance of $201.7 million with interest at a fixed rate of 5.98%.

On May 11, 2016 we repaid the mortgage loan secured by the Courtyard Manhattan Fifth Avenue. The loan had an outstanding principal balance of $48.1 million with interest at a fixed rate of 6.48%.

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

In addition to the interest payable on amounts outstanding under the facility, we are required to pay an amount equal to (x) 0.20% of the unused portion of the facility if the average usage of the facility was greater than 50% or (y) 0.30% of the unused portion of the facility if the average usage of the facility was less than or equal to 50%.

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2016
Maximum leverage ratio (1)	60%	22.1%
Minimum fixed charge coverage ratio (2)	1.50x	4.5x
Minimum tangible net worth (3)	$1.91 billion	$2.55 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	27.7%
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

The facility requires us to maintain a specific pool of unencumbered borrowing base properties. The unencumbered borrowing base assets must include a minimum of seven properties with an unencumbered borrowing base value, as defined in the credit agreement, of not less than $500 million. As of December 31, 2016, the unencumbered borrowing base included seven properties with a borrowing base value of $613.0 million.

As of December 31, 2016, we had no borrowings outstanding under the facility and the Company's leverage ratio was 22.1%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the next fiscal quarter. We incurred interest and unused credit facility fees on the facility of $1.3 million, $1.1 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The applicable margin is based on the Company's leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of December 31, 2016, the Company's leverage ratio was 22.1%. Accordingly, interest on our borrowings under the term loan will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loan of $1.3 million for the year ended December 31, 2016.

9. Dispositions

On June 8, 2016, we sold the 485-room Orlando Airport Marriott to an unaffiliated third party for a contractual sales price of $63 million. We received net proceeds of approximately $65.8 million from the transaction, which included credit for the hotel's capital replacement reserve. We recognized a pre-tax gain on sale of the hotel of approximately $3.7 million.

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

2015 Dispositions

We had no dispositions during the year ended December 31, 2015.

2014 Dispositions

On April 14, 2014, we sold the 386-room Oak Brook Hills Resort to an unaffiliated third party for $30.1 million, including $4.0 million of seller financing. The sale met the requirements for accounting under the full accrual method. We recorded a gain on sale of the hotel of approximately $1.3 million, net of a $4.0 million valuation allowance on the loan receivable. In 2015, the hotel achieved the profit thresholds set forth and the loan was repaid in full. We recorded a gain on repayment of the loan of approximately $3.9 million for the year ended December 31, 2015.

On December 18, 2014, we sold the 1,004-room Los Angeles Airport Marriott to an unaffiliated third party for a contractual purchase price of $147.5 million. We received net proceeds of approximately $158.6 million from the transaction, which included credit for the hotel's capital replacement reserve. We recognized a gain on sale of the hotel of approximately $49.7 million.

Our consolidated statements of operations include the following pre-tax income (loss), inclusive of the gain on sale, from the hotel properties sold during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Oak Brook Hills Resort	$—	$—	$(598)
Los Angeles Airport Marriott	—	—	54,923
Orlando Airport Marriott	8,225	2,752	(339)
Hilton Minneapolis	4,872	1,428	(2,093)
Hilton Garden Inn Chelsea/New York City	3,107	3,272	3,385
Total pre-tax income	$16,204	$7,452	$55,278

10. Acquisitions

We had no acquisitions during the year ended December 31, 2016.

2015 Acquisitions

On February 6, 2015, we acquired the 157-room Shorebreak Hotel located in Huntington Beach, California for a purchase price of $58.8 million. Upon acquisition of the hotel, we entered into a 10-year management agreement with Kimpton Hotel and Restaurant Group, LLC.

On June 30, 2015, we acquired the 184-suite Sheraton Suites Key West located in Key West, Florida for a purchase price of $94.4 million. We assumed the existing management agreement with Ocean Properties.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	Shorebreak Hotel	Sheraton Suites Key West
Land	$19,908	$49,592
Building and improvements	37,525	42,958
Furniture, fixtures and equipment	1,338	1,378
Total fixed assets	58,771	93,928
Unfavorable lease liability	(349)	—
Other assets and liabilities, net	401	500
Total	$58,823	$94,428

Acquired properties are included in our results of operations from the date of acquisition. The following pro forma financial information for 2015 presents our results of operations (in thousands, except per share data) as if the hotels acquired in 2015 were acquired on January 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

Year Ended December 31, 2015
(unaudited)
Revenues	$942,547
Net income	$89,184
Earnings per share:
Basic earnings per share	$0.44
Diluted earnings per share	$0.44

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

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current - Federal	$—	$—	$—
State	1,297	770	269
Foreign	697	515	208
	1,994	1,285	477
Deferred - Federal	9,779	8,249	3,933
State	1,324	2,315	1,105
Foreign	(698)	(274)	121
	10,405	10,290	5,159
Income tax provision	$12,399	$11,575	$5,636

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Statutory federal tax provision (35)%	$44,518	$34,272	$59,155
Tax impact of REIT election	(31,101)	(21,544)	(52,937)
State income tax provision, net of federal tax benefit	1,703	1,745	893
Foreign income tax benefit	(3,080)	(2,266)	(1,603)
Foreign tax rate adjustment	—	—	—
Other	359	(632)	128
Income tax provision	$12,399	$11,575	$5,636

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million of franchise taxes during each of the years ended December 31, 2016, 2015 and 2014, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2016	2015
Deferred income related to key money	$7,407	$8,844
Net operating loss carryforwards	15,650	25,210
Alternative minimum tax credit carryforwards	71	59
Other	343	335
Deferred tax assets	23,471	34,448
Less: Valuation allowance	(400)	(400)
Subtotal	23,071	34,048
Land basis difference recorded in purchase accounting	(4,260)	(4,260)
Depreciation and amortization	(16,258)	(16,784)
Deferred tax liabilities	(20,518)	(21,044)
Deferred tax asset, net	$2,553	$13,004

As of December 31, 2016, we had deferred tax assets of $15.7 million consisting of federal and state net operating loss carryforwards. The federal loss carryforwards of $12.6 million generally expire in 2029 through 2034 if not utilized by then. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to their expiration and have determined that no valuation allowance is required. The state loss carryforwards of $3.0 million generally expire in 2020 through 2034 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. As of December 31, 2016, we have a $0.4 million valuation allowance on the deferred tax asset related to the Illinois state loss carryforward. The remaining deferred tax assets of $7.8 million are expected to be recovered against reversing existing taxable temporary differences.

The Frenchman's Reef & Morning Star Marriott Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands ("USVI") income taxes. We are party to a tax agreement with the USVI that reduces the income tax rate to approximately 7%. This agreement expires in February 2030.

12. Relationships with Managers

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

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Marriott	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	Marriott	11/2004	30 years	Two ten-year periods
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott	9/2000	30 years	Two ten-year periods
The Gwen Chicago	HEI Hotels & Resorts (1)	6/2016	10 years	None
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn New York City/Times Square Central	Highgate Hotels	1/2011	10 years	One five-year period
Hotel Rex	Joie de Vivre Hotels	9/2005	5 years	Month-to-month
Inn at Key West	Ocean Properties (2)	12/2016	10 years	Two five-year periods
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
Sheraton Suites Key West	Ocean Properties	6/2015	12 years	None
Shorebreak Hotel	Kimpton Hotel & Restaurant Group	2/2015	10 years	None
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	12/2014	10 years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	HEI Hotels & Resorts	4/2015	10 years	None
______________

(1)	HEI Hotels & Resorts assumed management of the hotel in June 2016. The hotel was previously managed by Crescent Hotels & Resorts.

(2)	Ocean Properties assumed management of the hotel in December 2016. The hotel was previously managed by Noble House Hotels & Resorts.

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

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%		25%		5%
Bethesda Marriott Suites	3%		50%	(3)	5%	(4)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	3%		18%	(5)	5%
Courtyard Denver Downtown	1.5%	(6)	10%		4%
Courtyard Manhattan/Fifth Avenue	6%		25%		4%
Courtyard Manhattan/Midtown East	5%		25%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort	3%		15%		5.5%
The Gwen Chicago	1.75%	(7)	15%		4%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1.5%	(8)	10%		—
Hilton Garden Inn New York City/Times Square Central	3%		15%		4%
Hotel Rex	3%		10%		4%
Inn at Key West	3%		10%		4%
JW Marriott Denver at Cherry Creek	2.5%	(9)	10%		4%
Lexington Hotel New York	3%	(10)	20%		5%
Renaissance Charleston	3%	(11)	20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	1.5%	(12)	20%		5%
Sheraton Suites Key West	3%		10%		4%
Shorebreak Hotel	2.5%		15%		4%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin Fort Lauderdale Beach Resort	2.25%	(13)	15%		4%
Westin San Diego	1.5%	(8)	10%		4%
Westin Washington D.C. City Center	2%		15%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The owner's priority expires in 2028, after which the manager will receive 50% of the hotel's operating profits.

(4)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $3.9 million.

(5)
Calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's multi-year guest room renovation is treated as a deduction in calculating net operating income.

(6)	The base management fee is a sum of 1.5% of gross revenues and 1.5% of gross operating profit.

(7)	The base management fee increases to 2% for 2017 and 2.25% for 2018 through the remainder of the term.
(8) Total management fees are capped at 2.5% of gross revenues.

(9)	The base management fees increased to 2.5% of gross revenues beginning May 19, 2016.

(10)	The base management fee will decrease to 2% from January 2017 through June 2017, and will then subsequently revert back to 3%.

(11)	The base management fee increased to 3.0% beginning September 2016 and will increase to 3.5% beginning September 2017 through the remainder of the term.

(12)	The base management fee decreased from 3% to 1.5% beginning May 2016 and will increase to 2.0% in May 2018 and to 3.0% in May 2021 through the remainder of the term.
(13) The base management fee decreases to 2% beginning January 1, 2017.

The following is a summary of management fees for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Base management fees	$22,333	$23,228	$21,473
Incentive management fees	7,810	7,405	8,554
Total management fees	$30,143	$30,633	$30,027

Nine of our hotels earned incentive management fees for the year ended December 31, 2016. Seven of our hotels earned incentive management fees for the year ended December 31, 2015. Ten of our hotels earned incentive management fees for the year ended December 31, 2014.

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

We amortized $2.9 million of key money during the year ended December 31, 2016, $1.0 million during the year ended December 31, 2015, and $1.1 million during the year ended December 31, 2014. In connection with the sale of the Los Angeles Airport Marriott on December 18, 2014, we wrote off $1.1 million of unamortized key money. The key money write-off is included within the gain on sale of hotel properties, net on the accompanying consolidated statement of operations.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our twelve franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York	3/2012	20 years	5% of gross room sales
Courtyard Denver Downtown	7/2011	16 years	5.5% of gross room sales
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Garden Inn New York/Times Square Central	6/2011	22 years	5% of gross room sales; program fee of 4.3% of gross room sales
Westin Fort Lauderdale Beach Resort	12/2014	20 years	6% of gross room sales and 2% of gross food and beverage sales
The Gwen Chicago	5/2015	20 years	4.5% of gross room sales
Sheraton Suites Key West	2/2006	20 years	5% of gross room sales

We recorded $21.8 million, $22.0 million and $15.3 million of franchise fees during the fiscal years ended December 31, 2016, 2015, and 2014, respectively, which are included in other hotel expenses on the accompanying consolidated statements of operations.

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

Other Matters

As previously reported, in February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and developed and executed a plan aimed to improve guest satisfaction scores. To date, however, although guest satisfaction scores have improved, the franchisor has notified the Company that such improvement was not sufficient under the franchise agreement and the Company continues to be in default. While the franchisor has reserved all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future, no action to terminate the franchise agreement has been taken by the franchisor.
In addition, the lender that holds the mortgage on this hotel received notice of the foregoing. The lender has provided written notice to the Company that although it has the right to call an event of default under the loan agreement after a notice and cure period has elapsed, the lender is not doing so but reserves all of its rights under the loan agreement. If the lender seeks to declare an event of default under the loan agreement, such event of default could result in a material adverse effect on the Company's business, financial condition or results of operation.
While the Company continues to work diligently with the franchisor and manager to resolve the matter, no assurance can be given that the Company will be successful. If the Company is not successful, the franchisor may seek to terminate the franchise agreement and assert a claim it is owed a termination fee, including a payment for liquidated damages, which could result in a material adverse effect on the Company's business, financial condition or results of operation.
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

Ground rent expense was $12.7 million, $15.1 million and $15.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash paid for ground rent was $7.0 million, $9.4 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table reflects the current and future annual rents under our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 4/2087	$702,020 (2)
	Courtyard Manhattan/Fifth Avenue (3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	$1,132,812
		10/2027 - 9/2037	$1,416,015
		10/2037 - 9/2047	$1,770,019
		10/2047 - 9/2057	$2,212,524
		10/2057 - 9/2067	$2,765,655
		10/2067 - 9/2077	$3,457,069
		10/2077 - 9/2085	$4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2013 - 12/2017	$11,305
	Westin Boston Waterfront Hotel (6) (Base rent)	1/2013 - 12/2015	$500,000
		1/2016 - 12/2020	$750,000
		1/2021 - 12/2025	$1,000,000
		1/2026 - 12/2030	$1,500,000
		1/2031 - 12/2035	$1,750,000
		1/2036 - 5/2099	No base rent
	Westin Boston Waterfront Hotel (Percentage rent)	Through 12/2015	0% of annual gross revenue
		1/2016 - 12/2025	1.0% of annual gross revenue
		1/2026 - 12/2035	1.5% of annual gross revenue
		1/2036 - 12/2045	2.75% of annual gross revenue
		1/2046 - 12/2055	3.0% of annual gross revenue
		1/2056 - 12/2065	3.25% of annual gross revenue
		1/2066 - 5/2099	3.5% of annual gross revenue
	JW Marriott Denver at Cherry Creek	1/2015 - 12/2020	$50,000
		1/2021 - 12/2025	$55,000
		1/2026 - 12/2030 (7)	$60,000
	Shorebreak Hotel	Through 4/2016	$115,542
		5/2016 - 4/2021 (8)	$126,649
Ground leases under parking garage:	Renaissance Worthington	8/2013 - 7/2022	$40,400
		8/2022 - 7/2037	$46,081
		8/2037 - 7/2052	$51,763
		8/2052 - 7/2067	$57,444
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2016. Rent increases annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2016.

(5)	We own a 21% interest in the land underlying the hotel and, as a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(6)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(7)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(8)	Rent will increase on May 1, 2021 and every five years thereafter based on a Consumer Price Index calculation.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2016 are as follows (in thousands):

2017	$4,345
2018	3,886
2019	3,462
2020	3,418
2021	3,391
Thereafter	618,736
$637,238

14. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2016 and 2015, in thousands, are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$920,539	$906,156	$1,169,749	$1,152,351
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

15. Segment Information

We aggregate our operating segments using the criteria established by U.S. GAAP, including the similarities of our product offering, types of customers and method of providing service.

The following table sets forth revenues from continuing operations and net hotel long-lived assets owned as of December 31, 2016 represented by the following geographical areas as of and for the years ended December 31, 2016, 2015 and 2014:

	Revenues			Net Assets
	2016	2015	2014	2016	2015	2014
	(In thousands)			(In thousands)
Chicago	$126,273	$128,952	$132,690	$476,246	$449,742	$436,490
Los Angeles	—	—	64,923	—	—	—
Boston	132,791	130,791	116,861	383,059	394,502	397,807
US Virgin Islands	66,949	64,383	65,586	114,135	116,618	118,458
New York	139,920	150,567	134,841	573,648	644,243	660,609
Minneapolis	24,788	54,247	49,704	—	124,339	131,080
Denver	36,077	36,516	34,206	108,961	111,221	113,670
Other	369,760	365,534	274,051	990,626	1,041,364	905,876
Total	$896,558	$930,990	$872,862	$2,646,675	$2,882,029	$2,763,990

16.  Quarterly Operating Results (Unaudited)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$213,034	$256,664	$220,239	$206,621
Total operating expenses	188,723	198,559	178,936	172,870
Operating income	$24,311	$58,105	$41,303	$33,751
Net income	$16,778	$44,175	$29,937	$23,906
Basic earnings per share	$0.08	$0.22	$0.15	$0.12
Diluted earnings per share	$0.08	$0.22	$0.15	$0.12

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$208,888	$249,801	$238,502	$233,799
Total operating expenses	187,482	205,637	197,086	195,511
Operating income	$21,406	$44,164	$41,416	$38,288
Net income	$10,641	$24,822	$24,464	$25,703
Basic earnings per share	$0.05	$0.12	$0.12	$0.14
Diluted earnings per share	$0.05	$0.12	$0.12	$0.14

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2016 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$1,282	$3,623	$34,785	$38,408	$(9,894)	$28,514	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	1,914	—	47,570	47,570	(14,265)	33,305	2004	40 Years
Boston Westin Waterfront	(201,470)	—	273,696	23,019	—	296,715	296,715	(72,872)	223,843	2007	40 Years
Chicago Marriott Downtown	—	36,900	347,921	58,121	36,900	406,042	442,942	(99,411)	343,531	2006	40 Years
The Gwen Chicago	—	31,650	76,961	7,880	31,650	84,841	116,491	(20,138)	96,353	2006	40 Years
Courtyard Denver	—	9,400	36,180	1,548	9,400	37,728	47,128	(5,057)	42,071	2011	40 Years
Courtyard Manhattan/Fifth Avenue	—	—	34,685	3,999	—	38,684	38,684	(11,292)	27,392	2004	40 Years
Courtyard Manhattan/Midtown East	(85,451)	16,500	54,812	4,165	16,500	58,977	75,477	(17,222)	58,255	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	—	17,713	50,697	49,494	17,713	100,191	117,904	(24,039)	93,865	2005	40 Years
Hilton Boston Downtown	—	23,262	128,628	11,794	23,262	140,422	163,684	(14,961)	148,723	2012	40 Years
Hilton Burlington	—	9,197	40,644	1,985	9,197	42,629	51,826	(4,762)	47,064	2012	40 Years
Hilton Garden Inn/New York Times Square Central	—	60,300	88,896	182	60,300	89,078	149,378	(5,199)	144,179	2014	40 Years
Hotel Rex	—	7,856	21,085	(54)	7,856	21,031	28,887	(2,174)	26,713	2012	40 Years
Inn at Key West	—	32,888	13,371	225	32,888	13,596	46,484	(1,000)	45,484	2014	40 Years
JW Marriott Denver	(64,579)	9,200	63,183	1,445	9,200	64,628	73,828	(8,996)	64,832	2011	40 Years
Lexington Hotel New York	(170,368)	92,000	229,368	16,532	92,000	245,900	337,900	(32,904)	304,996	2011	40 Years
Renaissance Charleston	—	5,900	32,511	976	5,900	33,487	39,387	(5,260)	34,127	2010	40 Years
Renaissance Worthington	(85,000)	15,500	63,428	14,021	15,500	77,449	92,949	(18,982)	73,967	2005	40 Years
Salt Lake City Marriott Downtown	(58,331)	—	45,815	4,088	855	49,048	49,903	(14,445)	35,458	2004	40 Years
Sheraton Suites Key West	—	49,592	42,958	148	49,592	43,106	92,698	(1,694)	91,004	2015	40 Years
Shorebreak Hotel	—	19,908	37,525	691	19,908	38,216	58,124	(1,819)	56,305	2015	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(28,896)	3,951	22,720	1,164	3,951	23,884	27,835	(10,033)	17,802	2004	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	1,435	54,293	84,662	138,955	(4,401)	134,554	2014	40 Years
Westin San Diego	(66,276)	22,902	95,617	6,935	22,902	102,552	125,454	(11,167)	114,287	2012	40 Years
Westin Washington, D.C City Center	(66,848)	24,579	122,229	10,484	24,579	132,713	157,292	(14,286)	143,006	2012	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	3,468	5,800	55,931	61,731	(15,679)	46,052	2005	40 Years
Total	$(827,219)	$552,914	$2,137,779	$226,941	$553,769	$2,363,865	$2,917,634	$(441,952)	$2,475,682

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2016, 2015 and 2014 is as follows:

Balance at December 31, 2013	$2,724,617
Additions:
Acquisitions	332,975
Capital expenditures	26,831
Deductions:
Dispositions and other	(140,320)
Balance at December 31, 2014	$2,944,103
Additions:
Acquisitions	$149,983
Capital expenditures	30,965
Deductions:
Dispositions and other	—
Balance at December 31, 2015	$3,125,051
Additions:
Acquisitions	—
Capital expenditures	61,823
Deductions:
Dispositions and other	(269,240)
Balance at December 31, 2016	$2,917,634

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2016, 2015 and 2014 is as follows:

Balance at December 31, 2013	$324,913
Depreciation and amortization	59,965
Dispositions and other	(11,312)
Balance at December 31, 2014	355,462
Depreciation and amortization	63,847
Dispositions and other	—
Balance at December 31, 2015	419,309
Depreciation and amortization	65,490
Dispositions and other	(42,847)
Balance at December 31, 2016	$441,952

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,791,802 as of December 31, 2016.