Form 10-Q
period 2017-03-31
DiamondRock Hospitality Co
filed 2017-05-05
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 200,266,132 shares of its $0.01 par value common stock outstanding as of May 5, 2017.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Property and equipment, net	$2,753,516	$2,646,676
Restricted cash	48,754	46,069
Due from hotel managers	91,859	77,928
Favorable lease assets, net	26,508	18,013
Prepaid and other assets	35,682	37,682
Cash and cash equivalents	112,429	243,095
Total assets	$3,068,748	$3,069,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$818,600	$821,167
Term loan, net of unamortized debt issuance costs	99,409	99,372
Senior unsecured credit facility	—	—
Total debt	918,009	920,539

Deferred income related to key money, net	19,359	20,067
Unfavorable contract liabilities, net	72,168	72,646
Deferred ground rent	81,990	80,509
Due to hotel managers	72,738	58,294
Dividends declared and unpaid	25,464	25,567
Accounts payable and accrued expenses	57,723	55,054
Total liabilities	1,247,451	1,232,676
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,266,132 and 200,200,902 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,003	2,002
Additional paid-in capital	2,056,255	2,055,365
Accumulated deficit	(236,961)	(220,580)
Total stockholders’ equity	1,821,297	1,836,787
Total liabilities and stockholders’ equity	$3,068,748	$3,069,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2017	2016
Revenues:
Rooms	$137,832	$149,443
Food and beverage	44,778	50,374
Other	13,600	13,217
Total revenues	196,210	213,034
Operating Expenses:
Rooms	36,901	38,714
Food and beverage	29,466	33,350
Management fees	6,012	6,609
Other hotel expenses	71,659	78,929
Depreciation and amortization	24,363	25,121
Hotel acquisition costs	2,251	—
Corporate expenses	6,262	6,000
Total operating expenses, net	176,914	188,723
Operating profit	19,296	24,311
Interest and other income, net	(359)	(50)
Interest expense	9,513	11,664
Total other expenses, net	9,154	11,614
Income before income taxes	10,142	12,697
Income tax (expense) benefit	(1,255)	4,081
Net income	$8,887	$16,778
Earnings per share:
Basic earnings per share	$0.04	$0.08
Diluted earnings per share	$0.04	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$8,887	$16,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,363	25,121
Corporate asset depreciation as corporate expenses	16	17
Non-cash ground rent	1,550	1,334
Amortization of debt issuance costs	542	588
Amortization of favorable and unfavorable contracts, net	(478)	(478)
Amortization of deferred income related to key money	(709)	(717)
Stock-based compensation	1,322	1,373
Changes in assets and liabilities:
Prepaid expenses and other assets	1,849	797
Restricted cash	(2,917)	(1,371)
Due to/from hotel managers	(8,314)	(5,322)
Accounts payable and accrued expenses	(4,204)	(8,443)
Net cash provided by operating activities	21,907	29,677
Cash flows from investing activities:
Hotel capital expenditures	(35,807)	(27,410)
Hotel acquisitions	(93,795)	—
Change in restricted cash	5,753	3,713
Net cash used in investing activities	(123,849)	(23,697)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,921)	(2,916)
Repayments of mortgage debt	—	(201,713)
Draws on senior unsecured credit facility	—	60,000
Payment of cash dividends	(25,274)	(25,347)
Repurchase of common stock	(529)	(685)
Net cash used in financing activities	(28,724)	(170,661)
Net decrease in cash and cash equivalents	(130,666)	(164,681)
Cash and cash equivalents, beginning of period	243,095	213,584
Cash and cash equivalents, end of period	$112,429	$48,903

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,345	$11,228
Cash paid for income taxes	$398	$359
Non-cash Investing and Financing Activities:
Unpaid dividends	$25,464	$25,489

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

As of March 31, 2017, we owned 28 hotels with 9,630 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed on February 27, 2017.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2017, and the results of our operations and cash flows for the three months ended March 31, 2017 and 2016. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Our operating partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate our operating partnership.

Property and Equipment

Investments in hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are recorded at fair value upon acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our primary taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS, and the L'Auberge de Sedona and Orchards Inn, which are each leased to a wholly owned subsidiary of a separate TRS.

We had no accruals for tax uncertainties as of March 31, 2017 and December 31, 2016.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We are evaluating the effect of ASU No. 2017-01 on our consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as a liability. This guidance is effective for annual periods beginning after December 15, 2016. We adopted ASU No. 2016-09 effective January 1, 2017 and it did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. While we have not completed our assessment of this standard, we do not expect it to materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel-level sales. Furthermore, we do not expect the standard to significantly impact the recognition of or accounting for real estate sales to third parties, since we primarily dispose of real estate in exchange for cash with few contingencies.

3.	Property and Equipment

Property and equipment as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$602,857	$553,769
Land improvements	7,994	7,994
Buildings and site improvements	2,415,647	2,355,871
Furniture, fixtures and equipment	475,163	428,991
Construction in progress	11,437	35,253
	3,513,098	3,381,878
Less: accumulated depreciation	(759,582)	(735,202)
	$2,753,516	$2,646,676

As of March 31, 2017 and December 31, 2016, we had accrued capital expenditures of $17.6 million and $10.8 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable leases. Our favorable lease assets, net of accumulated amortization of $2.4 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively, consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Westin Boston Waterfront Hotel Ground Lease	$17,805	$17,859
Orchards Inn Sedona Annex Sublease	8,557	—
Lexington Hotel New York Tenant Leases	146	154
	$26,508	$18,013

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million of amortization expense for each of the three months ended March 31, 2017 and 2016.

In connection with our acquisition of the Orchards Inn Sedona on February 28, 2017, we recorded a $8.6 million favorable lease asset. We determined the value using a discounted cash flow of the favorable difference between the contractual lease payments and estimated market rents. The market rents were estimated by a third-party valuation firm and the discount rate was estimated using a risk adjusted rate of return. See Note 9 for further discussion of this favorable lease asset. We believe all material adjustments necessary to reflect the effects of the Orchards Inn Sedona acquisition have been made; however, the amounts recorded are based on a preliminary estimate of the fair value of the assets acquired, including the favorable lease asset, and the liabilities assumed. We will finalize the recorded amounts upon the completion of our valuation analysis of the assets acquired and liabilities assumed.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We have not sold any shares of our common stock during 2017 and there is $128.3 million remaining under the ATM program.

Our board of directors has approved a share repurchase program authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased depends on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock during 2017 and we have $143.5 million of capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock during 2017 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 31, 2017 and December 31, 2016, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the "2016 Plan"), of which we have issued or committed to issue 385,033 shares as of March 31, 2017. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2017 to March 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	567,540	$10.62
Granted	317,186	11.20
Vested	(244,411)	11.29
Forfeited	(8,377)	10.74
Unvested balance at March 31, 2017	631,938	$10.65

The remaining share awards are expected to vest as follows: 288,307 shares during 2018, 228,169 shares during 2019, and 115,462 during 2020. As of March 31, 2017, the unrecognized compensation cost related to restricted stock awards was $6.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. We recorded $0.7 million and $0.8 million, respectively, of compensation expense related to restricted stock awards for the three months ended March 31, 2017 and 2016.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For the PSUs issued in 2014 and 2015 and vesting in 2017 and 2018, respectively, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. For the PSUs issued in 2016 and vesting in 2019, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period remained in effect for 75% of the number of PSUs to be earned in the performance period. The remaining 25% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period. For the PSUs issued in 2017 and vesting in 2020, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period applies to 50% of the number of PSUs to be earned in the performance period. The remaining 50% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period.

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

On February 27, 2017, our board of directors granted 266,009 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $10.89 using the assumptions of volatility of 26.7% and a risk-free rate of 1.46%. The grant date fair value of the portion of the PSUs based on hotel market share was $11.20, the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2017 to March 31, 2017 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	686,684	$10.65
Granted	266,009	11.04
Additional units from dividends	7,610	11.28
Vested (1)	(200,374)	12.15
Unvested balance at March 31, 2017	759,929	$10.39
______________________

(1)
There was no payout of shares of our common stock for PSUs that vested on February 27, 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period.

The remaining target units are expected to vest as follows: 209,069 units during 2018, 284,851 units during 2019 and 266,009 units during 2020. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2017, the unrecognized compensation cost related to the PSUs was $5.0 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.6 million of compensation expense related to the PSUs for each of the three months ended March 31, 2017 and 2016.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$8,887	$16,778
Denominator:
Weighted-average number of common shares outstanding—basic	200,654,092	200,992,875
Effect of dilutive securities:
Unvested restricted common stock	236,081	174,165
Shares related to unvested PSUs	947,409	428,421
Weighted-average number of common shares outstanding—diluted	201,837,582	201,595,461
Earnings per share:
Basic earnings per share	$0.04	$0.08
Diluted earnings per share	$0.04	$0.08

We did not include unexercised stock appreciation rights of 20,770 for the three months ended March 31, 2017 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2017 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
Lexington Hotel New York	$170,368	LIBOR + 2.25% (1)	October 2017 (2)
Salt Lake City Marriott Downtown	57,926	4.25%	November 2020
Westin Washington D.C. City Center	66,343	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	28,739	3.96%	April 2023
Westin San Diego	65,918	3.94%	April 2023
Courtyard Manhattan / Midtown East	85,098	4.40%	August 2024
Renaissance Worthington	85,000	3.66%	May 2025
JW Marriott Denver at Cherry Creek	64,308	4.33%	July 2025
Boston Westin	200,598	4.36%	November 2025
Unamortized debt issuance costs	(5,698)
Total mortgage debt, net of unamortized debt issuance costs	818,600

Unsecured term loan	100,000	LIBOR + 1.45% (3)	May 2021
Unamortized debt issuance costs	(591)
Unsecured term loan, net of unamortized debt issuance costs	99,409

Senior unsecured credit facility	—	LIBOR + 1.50%	May 2020 (4)

Total debt, net of unamortized debt issuance costs	$918,009
Weighted-Average Interest Rate		3.80%
_______________________

(1)	The interest rate as of March 31, 2017 was 3.04%.

(2)	The loan was repaid in full on April 26, 2017.

(3)	The interest rate as of March 31, 2017 was 2.27%.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2017, nine of our 28 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. During 2016, the cash trap provision was triggered on the mortgage loan secured by the Lexington Hotel New York. As of March 31, 2017, we were in compliance with the financial covenants of our mortgage debt.

On April 26, 2017, we repaid the mortgage loan secured by the Lexington Hotel New York with proceeds from a new unsecured term loan, which is discussed further below.

Senior Unsecured Credit Facility

We are party to a senior unsecured credit facility with a capacity of $300 million. The maturity date is May 2020 and may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the facility is based upon LIBOR, plus an applicable margin.

The applicable margin is based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.50%
Greater than 35% but less than or equal to 45%	1.65%
Greater than 45% but less than or equal to 50%	1.80%
Greater than 50% but less than or equal to 55%	2.00%
Greater than 55%	2.25%

In addition to the interest payable on amounts outstanding under the facility, we were required to pay an amount equal to 0.20% of the unused portion of the facility if the average usage of the facility was greater than 50% or 0.30% of the unused portion of the facility if the average usage of the facility was less than or equal to 50%.

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2017
Maximum leverage ratio (1)	60%	25.2%
Minimum fixed charge coverage ratio (2)	1.50x	4.65x
Minimum tangible net worth (3)	$1.91 billion	$2.55 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	26.8%
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

As of March 31, 2017, we had no borrowings outstanding under the facility and the Company's leverage ratio was 25.2%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

Unsecured Term Loans

We are party to a five-year $100 million unsecured term loan. The interest rate on the term loan is based on a pricing grid ranging from 145 to 220 basis points over LIBOR, based on the Company’s leverage ratio. The financial covenants of the term loan are consistent with the covenants on our senior unsecured credit facility, which are described above.

The applicable margin is based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of March 31, 2017, the Company's leverage ratio was 25.2%. Accordingly, interest on our borrowings under the term loan will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the facility of $0.6 million for the three months ended March 31, 2017. No interest was incurred for the three months ended March 31, 2016 as we did not close on the term loan until May 3, 2016.

On April 26, 2017, we closed on a new five-year $200 million unsecured term loan. The interest rate on the new term loan is based on the same pricing grid as the $100 million term loan. The financial covenants of the term loan are consistent with the covenants on our senior unsecured credit facility, which are described above. A portion of the proceeds from the new term loan was used to repay the $170.4 million mortgage loan secured by the Lexington Hotel New York.

9. Acquisitions

On February 28, 2017, we acquired the 88-room L'Auberge de Sedona and the 70-room Orchards Inn Sedona, each located in Sedona, Arizona, for a total contractual purchase price of $97 million. The acquisition was funded with corporate cash. The hotels are managed by IMH Financial Corporation pursuant to a new management agreement with an initial term of five years, which is terminable at our discretion beginning December 31, 2017. The management agreement provides for a base management fee of 2.45% of gross revenues in 2017, 2.70% of gross revenues in 2018, and 3.0% of gross revenues in 2019 and through the end of the term. The management agreement also provides for an incentive management fee of 12% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement in 2017, increasing to 15% by 2020.

We sublease the buildings and underlying land containing 28 of the 70 rooms at the Orchards Inn Sedona, which expires in 2070, including all extension options. We reviewed the terms of the annex sublease in conjunction with the hotel acquisition accounting and concluded that the terms are favorable to us compared with a typical current market lease. As a result, we recorded a $8.6 million favorable lease asset that will be amortized through 2070.

We believe all material adjustments necessary to reflect the effects of the acquisitions have been made; however, the amounts recorded are based on a preliminary estimate of the fair value of the assets acquired and the liabilities assumed. We will finalize the recorded amounts upon the completion of our valuation analysis of the assets acquired and liabilities assumed, not to exceed one year from the date of acquisition. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	L'Auberge de Sedona	Orchards Inn Sedona
Land	$39,484	$9,604
Building and improvements	22,329	10,883
Furnitures, fixtures and equipment	4,387	1,956
Total fixed assets	66,200	22,443
Favorable lease asset	—	8,557
Other assets and liabilities, net	(2,946)	(459)
Total	$63,254	$30,541

Acquired properties are included in our results of operations from the date of acquisition. The following unaudited pro forma financial information presents our results of operations (in thousands, except per share data) as if the hotels were acquired on January 1, 2016. The comparable information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three Months Ended March 31,
	2017	2016
Revenues	$199,632	$218,399
Net income	$8,613	$16,811
Earnings per share:
Basic earnings per share	$0.04	$0.08
Diluted earnings per share	$0.04	$0.08

For the three months ended March 31, 2017, our condensed consolidated statements of operations include $3.4 million of revenues and $0.9 million of net income related to the operations of the L'Auberge de Sedona and Orchards Inn Sedona.

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2017 and December 31, 2016, in thousands, is as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$918,009	$920,018	$920,539	$906,156
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Other Matters

As previously reported, in February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company is in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and developed and executed a plan aimed to improve guest satisfaction scores. To date, however, although guest satisfaction scores have continued to improve, the franchisor previously notified the Company that such improvement was not sufficient under the franchise agreement and the Company continues to be in default. While the franchisor has reserved all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future, no action to terminate the franchise agreement has been taken by the franchisor.
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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2017, we owned a portfolio of 28 premium hotels and resorts that contain 9,630 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Our primary business is to acquire, own, asset manage and renovate full-service hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party and a substantial number of our hotels are operated under a brand owned by Marriott International, Inc. or Hilton Worldwide.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of our total revenues for the three months ended March 31, 2017 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2017 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2016 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	49.5%	$164.76	$81.51	24.4%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	67.6%	207.73	140.34	(2.1)%
Lexington Hotel New York	New York, New York	725	87.2%	177.62	154.92	3.6%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	76.8%	170.62	130.97	20.7%
Renaissance Worthington	Fort Worth, Texas	504	77.4%	184.65	142.97	16.8%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	91.0%	351.14	319.39	6.1%
Westin San Diego	San Diego, California	436	84.6%	197.49	167.12	6.6%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	96.0%	237.77	228.24	(7.3)%
Westin Washington, D.C. City Center	Washington, D.C.	410	82.9%	230.68	191.33	14.9%
Hilton Boston Downtown	Boston, Massachusetts	403	72.7%	202.90	147.60	(6.8)%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	91.7%	422.64	387.75	5.3%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	70.2%	179.49	125.98	(1.1)%
Courtyard Manhattan/Midtown East	New York, New York	321	81.9%	196.41	160.86	(7.9)%
The Gwen Chicago	Chicago, Illinois	311	45.2%	161.61	73.10	(17.3)%
Hilton Garden Inn Times Square Central	New York, New York	282	95.2%	174.40	166.10	(3.0)%
Bethesda Marriott Suites	Bethesda, Maryland	272	70.1%	170.50	119.47	22.8%
Hilton Burlington	Burlington, Vermont	258	67.3%	122.29	82.32	(4.2)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	74.4%	242.85	180.69	(8.4)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	83.3%	198.63	165.38	3.3%
Sheraton Suites Key West	Key West, Florida	184	93.4%	297.84	278.06	(7.4)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	41.8%	236.41	98.91	(40.3)%
Courtyard Denver Downtown	Denver, Colorado	177	71.5%	187.94	134.32	(4.3)%
Renaissance Charleston	Charleston, South Carolina	166	57.3%	240.22	137.59	(21.8)%
Shorebreak Hotel	Huntington Beach, California	157	62.2%	219.08	136.21	(16.3)%
Inn at Key West	Key West, Florida	106	80.7%	238.63	192.53	(23.4)%
Hotel Rex	San Francisco, California	94	76.2%	249.07	189.72	(4.5)%
L'Auberge de Sedona (2)	Sedona, Arizona	88	81.7%	627.33	512.35	29.0%
Orchards Inn Sedona (2)	Sedona, Arizona	70	91.5%	257.29	235.48	14.8%
TOTAL/WEIGHTED AVERAGE (1)		9,630	74.1%	$217.62	$161.30	1.4%
____________________
(1) The percentage change from 2016 RevPAR reflects the comparable period in 2016 to our 2017 ownership period for our 2017 acquisitions (L'Auberge de Sedona and Orchards Inn Sedona).
(2) The hotel was acquired on February 28, 2017. The operating statistics reflect the period from February 28, 2017 to March 31, 2017.

Highlights

Hotel Acquisitions. In February 2017, we acquired the 88-room L'Auberge de Sedona and the 70-room Orchards Inn Sedona for a total contractual sales price of $97 million.

New Term Loan. On April 26, 2017, we closed on a new five-year $200 million unsecured term loan.

Mortgage Loan Repayment. On April 26, 2017, we repaid the $170.4 million mortgage loan secured by the Lexington Hotel New York using proceeds from the new $200 million unsecured term loan.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2017	2016	% Change
Rooms	$137.8	$149.4	(7.8)%
Food and beverage	44.8	50.4	(11.1)%
Other	13.6	13.2	3.0%
Total revenues	$196.2	$213.0	(7.9)%

Our total revenues decreased $16.8 million from $213.0 million for the three months ended March 31, 2016 to $196.2 million for the three months ended March 31, 2017. This decrease includes amounts that are not comparable quarter-over-quarter as follows:

•$9.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$9.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$2.5 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$2.4 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$1.0 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues increased $0.8 million, or 0.4%.

The following are key hotel operating statistics for the three months ended March 31, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona.

	Three Months Ended March 31,
	2017	2016	% Change
Occupancy %	74.1%	73.3%	0.8 percentage points
ADR	$217.62	$217.09	0.2%
RevPAR	$161.30	$159.09	1.4%

Excluding non-comparable amounts from our acquisitions and dispositions, the increase in room revenue is a result of a 4.1% increase in the business transient segment, a 14.9% increase in the contract segment, and a 1.2% increase in the group segment, partially offset by a 2.5% decrease in the leisure transient segment.

Food and beverage revenues decreased $5.6 million from the three months ended March 31, 2016, which includes amounts that are not comparable quarter-over-quarter as follows:

•$2.9 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$3.7 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$0.6 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$0.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues decreased less than $0.1 million, or 0.1%.

Excluding non-comparable amounts from our acquisitions and dispositions, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.6 million, primarily due to an increase in cancellation fees and resort fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2017	2016	% Change (B)/W
Rooms departmental expenses	$36.9	$38.7	(4.7)%
Food and beverage departmental expenses	29.5	33.4	(11.7)
Other departmental expenses	3.0	3.1	(3.2)
General and administrative	18.0	19.7	(8.6)
Utilities	6.1	6.8	(10.3)
Repairs and maintenance	8.7	9.3	(6.5)
Sales and marketing	13.8	15.7	(12.1)
Franchise fees	5.0	5.3	(5.7)
Base management fees	4.5	5.3	(15.1)
Incentive management fees	1.5	1.3	15.4
Property taxes	12.2	12.3	(0.8)
Other fixed charges	2.3	2.9	(20.7)
Ground rent—Contractual	1.0	2.5	(60.0)
Ground rent—Non-cash	1.5	1.3	15.4
Total hotel operating expenses	$144.0	$157.6	(8.6)%

Our hotel operating expenses decreased $13.6 million from $157.6 million for the three months ended March 31, 2016 to $144.0 million for the three months ended March 31, 2017. The decrease in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$5.3 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$9.0 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$2.2 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$1.6 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$0.6 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding the non-comparable amounts, hotel operating expenses increased $0.7 million, or 0.5%, from the three months ended March 31, 2016. The decrease in contractual ground rent quarter over quarter is due to the sale of the Hilton Minneapolis, which was sold on June 30, 2016.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.8 million, or 3.0%, from the three months ended March 31, 2016.

Hotel acquisition costs. We incurred $2.3 million of hotel acquisition costs during the three months ended March 31, 2017 associated with the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.3 million, from $6.0 million for the three months ended March 31, 2016 to $6.3 million for the three months ended March 31, 2017. The increase is partially due to the fee paid for the recruitment of our new Executive Vice President and Chief Operating Officer in January 2017.

Interest expense. Our interest expense was $9.5 million and $11.7 million for the three months ended March 31, 2017 and 2016, respectively, and comprises the following (in millions):

	Three Months Ended March 31,
	2017	2016
Mortgage debt interest	$8.1	$10.6
Term loan interest	0.6	—
Credit facility interest and unused fees	0.3	0.5
Amortization of deferred financing costs and debt premium	0.5	0.6
	$9.5	$11.7

The decrease in mortgage debt interest expense is primarily related to the refinancing of a portion of our total debt at lower interest rates. The weighted-average interest rate for our debt decreased from 4.1% as of March 31, 2016 to 3.8% as of March 31, 2017.

Income taxes. We recorded income tax expense of $1.3 million for the three months ended March 31, 2017 and an income tax benefit of $4.1 million for the three months ended March 31, 2016. The income tax expense for the three months ended March 31, 2017 includes $0.8 million of income tax expense on the $1.9 million pre-tax income of our taxable REIT subsidiaries ("TRS"), $0.1 million of state franchise taxes, and $0.4 million of income tax expense on the TRS that owns Frenchman's Reef. The income tax benefit for the three months ended March 31, 2016 includes $4.6 million of income tax benefit incurred on the $11.1 million pre-tax income of our TRS, offset by $0.4 million of foreign income tax expense incurred on the $6.0 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

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

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. During 2016, the cash trap provision was triggered on the mortgage loan secured by the Lexington Hotel New York. This provision remained in effect until the repayment of the loan on April 26, 2017.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2017, we had $918.0 million of debt outstanding with a weighted average interest rate of 3.8% and a weighted average maturity date of approximately 5.6 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. Following the repayment of the mortgage debt secured by the Lexington Hotel New York on April 26, 2017, we maintain balance sheet flexibility with no near-term debt maturities, capacity under our senior unsecured credit facility and 20 of our 28 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

Share Repurchase Program

Our board of directors has approved a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. During the three months ended March 31, 2017, we did not repurchase any shares of our common stock . As of May 5, 2017, we have $143.5 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of March 31, 2017, we had no borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021. On April 26, 2017, we closed on a new $200 million unsecured term loan expiring in April 2022. Information about our unsecured term loans is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of March 31, 2017, we had $112.4 million of unrestricted corporate cash and $48.8 million of restricted cash, as well as full borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $21.9 million for the three months ended March 31, 2017. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $123.8 million for the three months ended March 31, 2017, which consisted of $93.8 million paid for the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona, capital expenditures at our hotels of $35.8 million, offset by the net return of $5.8 million from property improvement reserves included within restricted cash to fund capital expenditures.

Our net cash used in financing activities was $28.7 million for the three months ended March 31, 2017, which consisted of $25.3 million of dividend payments, $2.9 million of scheduled mortgage debt principal payments, and $0.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations.

In addition to the proceeds from our new $200 million unsecured term loan on April 26, 2017, we currently anticipate our significant source of cash for the remainder of the year ending December 31, 2017 will be the net cash flow from hotel operations. In addition to the repayment of the mortgage loan secured by the Lexington Hotel New York on April 26, 2017, we expect our estimated uses of cash for the remainder of the year ending December 31, 2017 will be potential share repurchases, regularly scheduled debt service payments, capital expenditures, dividends, and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2017:

Payment Date	Record Date	Dividend per Share
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2017, we have set aside $28.7 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $35.8 million on capital improvements during the three months ended March 31, 2017, primarily related to the third phase of the Chicago Marriott Downtown renovation and the guest room renovations at the Gwen Chicago, Worthington Renaissance, Charleston Renaissance, and The Lodge at Sonoma. We expect to spend between $110 million and $120 million on capital improvements at our hotels in 2017. Significant projects in 2017 include:

•
Chicago Marriott Downtown: We recently completed the third phase of the multi-year renovation, which included the upgrade renovation of 340 guest rooms. We expect to commence the final phase of the multi-year renovation, which will include renovating the remaining 258 of 1,200 guest rooms, meeting rooms and certain public spaces, during late 2017 with completion in early 2018.

•	The Gwen: We completed the renovation of the hotel's 311 guest rooms in April 2017.

•	Worthington Renaissance: We completed the renovation of the hotel's 504 guest rooms in January 2017.

•	Charleston Renaissance: We completed the renovation of the hotel's 166 guest rooms in February 2017.

•	The Lodge at Sonoma: We commenced the renovation of the hotel's 182 guest rooms in January 2017 and expect to complete the project during the second quarter of 2017.

•	JW Marriott Denver: We expect to renovate the hotel's 196 guest rooms, corridors, meeting space and lobby during the seasonally slow period beginning in late 2017 through early 2018.

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

•
Severance Costs:  We exclude corporate severance costs incurred with the termination of corporate-level employees and severance costs incurred at our hotels related to lease terminations or structured severance programs because we believe these costs do not reflect the ongoing performance of the Company or our hotels.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income	$8,887	$16,778
Interest expense	9,513	11,664
Income tax expense (benefit)	1,255	(4,081)
Real estate related depreciation and amortization	24,363	25,121
EBITDA	44,018	49,482
Non-cash ground rent	1,550	1,334
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)
Hotel acquisition costs	2,251	—
Adjusted EBITDA	$47,341	$50,338

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income	$8,887	$16,778
Real estate related depreciation and amortization	24,363	25,121
FFO	33,250	41,899
Non-cash ground rent	1,550	1,334
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)
Hotel acquisition costs	2,251	—
Fair value adjustments to debt instruments	—	14
Adjusted FFO	$36,573	$42,769

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2017 was $924.3 million, of which $270.4 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.7 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2017	—	$—	—	$143,503
February 1 - February 28, 2017	34,375	$11.20	—	$143,503
March 1 - March 31, 2017	10,171	$10.88	—	$143,503
____________________

(1)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

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

10.1†*	Severance Agreement between DiamondRock Hospitality Company and Thomas Healy, dated as of January 17, 2017

10.2
Term Loan Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Regions Bank, as administrative agent, Regions Capital Markets, KeyBanc Capital Markets, PNC Capital Markets LLC and U.S. Bank National Association, as joint lead arrangers, and KeyBank National Association, PNC Bank, National Association and U.S. Bank National Association, as co-syndication agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2017)

10.3*
First Amendment to Term Loan Credit Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, KeyBank National Association, as administrative agent, and the lenders party thereto.

10.4*
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 5, 2017

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)