Form 10-Q
period 2017-06-30
DiamondRock Hospitality Co
filed 2017-08-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

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
The registrant had 200,305,232 shares of its $0.01 par value common stock outstanding as of August 8, 2017.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Property and equipment, net	$2,739,193	$2,646,676
Restricted cash	41,481	46,069
Due from hotel managers	99,150	77,928
Favorable lease assets, net	26,902	18,013
Prepaid and other assets	40,640	37,682
Cash and cash equivalents	149,645	243,095
Total assets	$3,097,011	$3,069,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$645,798	$821,167
Term loans, net of unamortized debt issuance costs	297,922	99,372
Total debt	943,720	920,539

Deferred income related to key money, net	19,025	20,067
Unfavorable contract liabilities, net	71,690	72,646
Deferred ground rent	83,576	80,509
Due to hotel managers	63,774	58,294
Dividends declared and unpaid	25,548	25,567
Accounts payable and accrued expenses	54,936	55,054
Total liabilities	1,262,269	1,232,676
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,305,232 and 200,200,902 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,003	2,002
Additional paid-in capital	2,058,380	2,055,365
Accumulated deficit	(225,641)	(220,580)
Total stockholders’ equity	1,834,742	1,836,787
Total liabilities and stockholders’ equity	$3,097,011	$3,069,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Revenues:
Rooms	$177,483	$186,113	$315,315	$335,556
Food and beverage	52,762	57,407	97,540	107,781
Other	13,027	13,144	26,627	26,361
Total revenues	243,272	256,664	439,482	469,698
Operating Expenses:
Rooms	41,565	43,257	78,466	81,971
Food and beverage	33,064	35,265	62,530	68,615
Management fees	6,949	8,772	12,961	15,381
Other hotel expenses	78,608	79,524	150,267	158,453
Depreciation and amortization	25,585	25,005	49,948	50,126
Hotel acquisition costs	22	—	2,273	—
Corporate expenses	6,828	6,736	13,090	12,736
Total operating expenses, net	192,621	198,559	369,535	387,282
Operating profit	50,651	58,105	69,947	82,416
Interest and other income, net	(192)	(68)	(551)	(118)
Interest expense	9,585	11,074	19,098	22,738
Loss on early extinguishment of debt	274	—	274	—
Gain on sale of hotel properties	—	(8,121)	—	(8,121)
Total other expenses, net	9,667	2,885	18,821	14,499
Income before income taxes	40,984	55,220	51,126	67,917
Income tax expense	(4,389)	(11,045)	(5,644)	(6,964)
Net income	$36,595	$44,175	$45,482	$60,953
Earnings per share:
Basic earnings per share	$0.18	$0.22	$0.23	$0.30
Diluted earnings per share	$0.18	$0.22	$0.23	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$45,482	$60,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,948	50,126
Corporate asset depreciation as corporate expenses	32	34
Gain on sale of hotel properties	—	(8,121)
Loss on early extinguishment of debt	274	—
Non-cash ground rent	3,164	2,662
Amortization of debt issuance costs	1,028	1,215
Amortization of favorable and unfavorable contracts, net	(956)	(956)
Amortization of deferred income related to key money	(1,042)	(1,434)
Stock-based compensation	3,340	3,363
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,261)	(5,983)
Restricted cash	3,986	3,664
Due to/from hotel managers	(20,258)	(12,637)
Accounts payable and accrued expenses	5,623	1,720
Net cash provided by operating activities	87,360	94,606
Cash flows from investing activities:
Hotel capital expenditures	(60,403)	(54,096)
Hotel acquisitions	(93,795)	—
Net proceeds from sale of hotel properties	—	118,309
Change in restricted cash	2,094	3,529
Net cash (used in) provided by investing activities	(152,104)	67,742
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(5,870)	(5,678)
Repayments of mortgage debt	(170,368)	(249,793)
Proceeds from senior unsecured term loan	200,000	100,000
Draws on senior unsecured credit facility	—	75,000
Repayments of senior unsecured credit facility	—	(75,000)
Payment of financing costs	(1,579)	(2,740)
Payment of cash dividends	(50,360)	(50,488)
Repurchase of common stock	(529)	(685)
Net cash used in financing activities	(28,706)	(209,384)
Net decrease in cash and cash equivalents	(93,450)	(47,036)
Cash and cash equivalents, beginning of period	243,095	213,584
Cash and cash equivalents, end of period	$149,645	$166,548

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,015	$22,407
Cash paid for income taxes	$1,770	$1,203
Non-cash Investing and Financing Activities:
Unpaid dividends	$25,548	$25,583

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

As of June 30, 2017, we owned 28 hotels with 9,630 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2017, and the results of our operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our primary taxable REIT subsidiary, or TRS, except for the Frenchman’s Reef & Morning Star Marriott Beach Resort, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS, and the L'Auberge de Sedona and Orchards Inn Sedona, which are each leased to a wholly owned subsidiary of the Company, which we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of June 30, 2017 and December 31, 2016.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel a will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We do not anticipate that this guidance will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted. We do not anticipate that this guidance will have a material impact on our consolidated financial statements.

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

3.	Property and Equipment

Property and equipment as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$602,879	$553,769
Land improvements	7,994	7,994
Buildings and site improvements	2,438,245	2,355,871
Furniture, fixtures and equipment	468,078	428,991
Construction in progress	7,180	35,253
	3,524,376	3,381,878
Less: accumulated depreciation	(785,183)	(735,202)
	$2,739,193	$2,646,676

As of June 30, 2017 and December 31, 2016, we had accrued capital expenditures of $5.1 million and $10.8 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable leases. Our favorable lease assets, net of accumulated amortization of $2.5 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively, consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Westin Boston Waterfront Hotel Ground Lease	$17,751	$17,859
Orchards Inn Sedona Annex Sublease	9,013	—
Lexington Hotel New York Tenant Leases	138	154
	$26,902	$18,013

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million of amortization expense for each of the three months ended June 30, 2017 and 2016. We recorded $0.2 million of amortization expense for each of the six months ended June 30, 2017 and 2016.

In connection with our acquisition of the Orchards Inn Sedona on February 28, 2017, we recorded a $9.1 million favorable lease asset. We determined the value using a discounted cash flow of the favorable difference between the contractual lease payments and estimated market rents. The market rents were estimated by a third-party valuation firm and the discount rate was estimated using a risk adjusted rate of return. See Note 9 for further discussion of this favorable lease asset.

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

Dividends

We have paid the following dividends to holders of our common stock during 2017 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 30, 2017 and December 31, 2016, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the "2016 Plan"), of which we have issued or committed to issue 443,453 shares as of June 30, 2017. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2017 to June 30, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	567,540	$10.62
Granted	320,866	11.20
Vested	(244,411)	11.29
Forfeited	(16,669)	10.80
Unvested balance at June 30, 2017	627,326	$10.65

The remaining share awards are expected to vest as follows: 285,936 shares during 2018, 226,487 shares during 2019, and 114,903 during 2020. As of June 30, 2017, the unrecognized compensation cost related to restricted stock awards was $5.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.8 million of compensation expense related to restricted stock awards for each of the three months ended June 30, 2017 and 2016. We recorded $1.5 million and $1.6 million, respectively, of compensation expense related to restricted stock awards for the six months ended June 30, 2017 and 2016.

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

A summary of our PSUs from January 1, 2017 to June 30, 2017 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	686,684	$10.65
Granted	266,009	11.04
Additional units from dividends	16,312	11.09
Vested (1)	(200,374)	12.15
Unvested balance at June 30, 2017	768,631	$10.40
______________________

(1)
There was no payout of shares of our common stock for PSUs that vested on February 27, 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period.

The remaining target units are expected to vest as follows: 211,463 units during 2018, 288,112 units during 2019 and 269,056 units during 2020. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2017, the unrecognized compensation cost related to the PSUs was $4.4 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded $0.6 million of compensation expense related to the PSUs for each of the three months ended June 30, 2017 and 2016. We recorded $1.2 million and $1.3 million, respectively, of compensation expense related to the PSUs for the six months ended June 30, 2017 and 2016.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$36,595	$44,175	$45,482	$60,953
Denominator:
Weighted-average number of common shares outstanding—basic	200,810,323	201,273,767	200,732,639	201,133,321
Effect of dilutive securities:
Unvested restricted common stock	99,677	—	165,483	81,513
Shares related to unvested PSUs	831,394	553,617	831,394	553,617
Weighted-average number of common shares outstanding—diluted	201,741,394	201,827,384	201,729,516	201,768,451
Earnings per share:
Basic earnings per share	$0.18	$0.22	$0.23	$0.30
Diluted earnings per share	$0.18	$0.22	$0.23	$0.30

We did not include unexercised stock appreciation rights of 20,770 for the three and six months ended June 30, 2017 and 2016 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2017 (dollars in thousands):

Property	Principal Balance	Interest Rate	Maturity Date
Salt Lake City Marriott Downtown	$57,523	4.25%	November 2020
Westin Washington D.C. City Center	65,847	3.99%	January 2023
The Lodge at Sonoma, a Renaissance Resort & Spa	28,585	3.96%	April 2023
Westin San Diego	65,571	3.94%	April 2023
Courtyard Manhattan / Midtown East	84,761	4.40%	August 2024
Renaissance Worthington	84,878	3.66%	May 2025
JW Marriott Denver at Cherry Creek	64,051	4.33%	July 2025
Boston Westin	199,765	4.36%	November 2025
Unamortized debt issuance costs	(5,183)
Total mortgage debt, net of unamortized debt issuance costs	645,798

Unsecured term loan	100,000	LIBOR + 1.45% (1)	May 2021
Unsecured term loan	200,000	LIBOR + 1.45% (2)	April 2022
Unamortized debt issuance costs	(2,078)
Unsecured term loan, net of unamortized debt issuance costs	297,922

Senior unsecured credit facility	—	LIBOR + 1.50%	May 2020 (3)

Total debt, net of unamortized debt issuance costs	$943,720
Weighted-Average Interest Rate		3.69%
_______________________

(1)	The interest rate as of June 30, 2017 was 2.51%.

(2)	The interest rate as of June 30, 2017 was 2.50%.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2017, eight of our 28 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 30, 2017, we were in compliance with the financial covenants of our mortgage debt.

On April 26, 2017, we repaid the mortgage loan secured by the Lexington Hotel New York with proceeds from a new unsecured term loan, which is discussed further below. The mortgage loan had an outstanding principal balance of $170.4 million at repayment.

Senior Unsecured Credit Facility

We are party to a senior unsecured credit facility with a capacity up to $300 million. The maturity date is May 2020 and may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2017
Maximum leverage ratio (1)	60%	25.0%
Minimum fixed charge coverage ratio (2)	1.50x	4.62x
Minimum tangible net worth (3)	$1.91 billion	$2.59 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	21.1%
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

As of June 30, 2017, we had no borrowings outstanding under the facility and the Company's leverage ratio was 25.0%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. We incurred interest and unused credit facility fees on the facility of $0.5 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively.

Unsecured Term Loans

We are party to a five-year $100 million unsecured term loan. On April 26, 2017, we closed on a new five-year $200 million unsecured term loan. A portion of the proceeds from the new term loan was used to repay the $170.4 million mortgage loan secured by the Lexington Hotel New York.

The financial covenants of the term loans are consistent with the covenants on our senior unsecured credit facility, which are described above. The interest rate on each of the term loans is based on a pricing grid ranging from 145 to 220 basis points over LIBOR, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of June 30, 2017, the Company's leverage ratio was 25.0%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $1.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. We incurred interest on the term loans of $2.1 million and $0.3 million or the six months ended June 30, 2017 and 2016, respectively.

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

We lease the buildings and sublease the underlying land containing 28 of the 70 rooms at the Orchards Inn Sedona, which expires in 2070, including all extension options. We reviewed the terms of the annex sublease in conjunction with the hotel acquisition accounting and concluded that the terms are favorable to us compared with a typical current market lease. As a result, we recorded a $9.1 million favorable lease asset that will be amortized through 2070.

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

	L'Auberge de Sedona	Orchards Inn Sedona
Land	$39,384	$9,726
Building and improvements	22,204	10,180
Furnitures, fixtures and equipment	4,376	1,982
Total fixed assets	65,964	21,888
Favorable lease asset	—	9,065
Other assets and liabilities, net	(2,710)	(412)
Total	$63,254	$30,541

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

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues	$243,272	$264,530	$442,904	$482,929
Net income	$36,595	$45,536	$45,207	$62,345
Earnings per share:
Basic earnings per share	$0.18	$0.23	$0.23	$0.31
Diluted earnings per share	$0.18	$0.23	$0.22	$0.31

For the three and six months ended June 30, 2017, our condensed consolidated statements of operations include $9.5 million and $12.8 million of revenues, respectively, and $2.3 million and $3.2 million of net income, respectively, related to the operations of the L'Auberge de Sedona and Orchards Inn Sedona.

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2017 and December 31, 2016, in thousands, is as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$943,720	$958,871	$920,539	$906,156
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Other Matters

As previously reported, in February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and has developed and executed a plan aimed to improve guest satisfaction scores. To date, the guest satisfaction scores have improved so that the Company is no longer in default under the franchise agreement. However, if the guest satisfaction scores were to decrease again, the franchisor may again notify the Company that it is in default under the franchise agreement and that the franchisor is reserving all of its rights under the franchise agreement, including the right to terminate the franchise agreement in the future.
While the Company continues to work diligently with the franchisor and manager to maintain the guest satisfaction scores at a level such that the Company does not fall back into default, no assurance can be given that the Company will be successful. If the Company is not successful, the franchisor may seek to terminate the franchise agreement and assert a claim it is owed a termination fee, including a payment for liquidated damages, which could result in a material adverse effect on the Company's business, financial condition or results of operation.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2017, we owned a portfolio of 28 premium hotels and resorts that contain 9,630 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of our total revenues for the six months ended June 30, 2017 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the six months ended June 30, 2017 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2016 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	65.9%	$213.45	$140.71	4.9%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	77.8%	250.32	194.85	4.2%
Lexington Hotel New York	New York, New York	725	91.2%	218.18	198.91	2.8%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	78.9%	165.26	130.31	17.6%
Renaissance Worthington	Fort Worth, Texas	504	78.1%	184.07	143.73	9.8%
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas, U.S. Virgin Islands	502	88.2%	306.95	270.82	6.5%
Westin San Diego	San Diego, California	436	85.0%	197.50	167.87	6.4%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	90.3%	213.57	192.82	(9.1)%
Westin Washington, D.C. City Center	Washington, D.C.	410	86.6%	241.03	208.68	3.6%
Hilton Boston Downtown	Boston, Massachusetts	403	83.2%	273.08	227.24	1.4%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	73.2%	326.95	239.43	5.4%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	76.4%	171.24	130.82	0.6%
Courtyard Manhattan/Midtown East	New York, New York	321	87.7%	235.75	206.80	(4.8)%
The Gwen Chicago	Chicago, Illinois	311	64.7%	216.58	140.14	(0.8)%
Hilton Garden Inn Times Square Central	New York, New York	282	96.6%	216.35	209.01	(1.3)%
Bethesda Marriott Suites	Bethesda, Maryland	272	76.7%	178.58	137.04	8.8%
Hilton Burlington	Burlington, Vermont	258	75.9%	152.25	115.56	(2.9)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	78.8%	257.69	203.12	(4.0)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	87.1%	239.82	208.99	1.8%
Sheraton Suites Key West	Key West, Florida	184	93.0%	270.15	251.11	(3.1)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	57.4%	295.91	169.74	(19.8)%
Courtyard Denver Downtown	Denver, Colorado	177	77.4%	202.48	156.81	(1.8)%
Renaissance Charleston	Charleston, South Carolina	166	74.9%	256.02	191.71	(7.5)%
Shorebreak Hotel	Huntington Beach, California	157	72.5%	222.24	161.05	(6.9)%
Inn at Key West	Key West, Florida	106	78.8%	213.30	168.15	(18.7)%
Hotel Rex	San Francisco, California	94	79.4%	224.58	178.34	(10.6)%
L'Auberge de Sedona (2)	Sedona, Arizona	88	77.0%	544.87	419.70	34.2%
Orchards Inn Sedona (2)	Sedona, Arizona	70	80.7%	230.52	186.11	17.4%
TOTAL/WEIGHTED AVERAGE		9,630	79.6%	$229.55	$182.66	2.0%
____________________
(1) The percentage change from 2016 RevPAR reflects the comparable period in 2016 to our 2017 ownership period for our 2017 acquisitions.
(2) The hotel was acquired on February 28, 2017. The operating statistics reflect the period from February 28, 2017 to June 30, 2017.

Highlights

Hotel Acquisitions. In February 2017, we acquired the 88-room L'Auberge de Sedona and the 70-room Orchards Inn Sedona for a total contractual purchase price of $97 million.

New Term Loan. On April 26, 2017, we closed on a new five-year $200 million unsecured term loan.

Mortgage Loan Repayment. On April 26, 2017, we repaid the $170.4 million mortgage loan secured by the Lexington Hotel New York using proceeds from the new $200 million unsecured term loan.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2017	2016	% Change
Rooms	$177.5	$186.1	(4.6)%
Food and beverage	52.8	57.4	(8.0)%
Other	13.0	13.2	(1.5)%
Total revenues	$243.3	$256.7	(5.2)%

Our total revenues decreased $13.4 million from $256.7 million for the three months ended June 30, 2016 to $243.3 million for the three months ended June 30, 2017. This decrease includes amounts that are not comparable quarter-over-quarter as follows:

•$5.0 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$15.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$3.7 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$7.0 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$2.4 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues increased $1.3 million, or 0.6%.

The following are key hotel operating statistics for the three months ended June 30, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the hotels sold in 2016.

	Three Months Ended June 30,
	2017	2016	% Change
Occupancy %	85.0%	85.4%	(0.4) percentage points
ADR	$239.00	$233.36	2.4%
RevPAR	$203.21	$199.22	2.0%

Excluding non-comparable amounts from our acquisitions and dispositions, the increase in room revenue is a result of a 5.6% increase in the business transient segment, a 0.9% increase in the leisure transient segment, and a 0.2% increase in the group segment, partially offset by an 8.8% decrease in the contract segment.

Food and beverage revenues decreased $4.6 million from the three months ended June 30, 2016, which includes amounts that are not comparable quarter-over-quarter as follows:

•$1.7 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$5.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$2.3 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$1.1 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues decreased $0.8 million, or 1.6%, primarily due to a decrease in banquet revenues.

Excluding non-comparable amounts from our acquisitions and dispositions, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $0.6 million, primarily due to a decrease in tenant lease income and parking revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2017	2016	% Change (B)/W
Rooms departmental expenses	$41.6	$43.3	(3.9)%
Food and beverage departmental expenses	33.1	35.3	(6.2)
Other departmental expenses	3.1	3.1	—
General and administrative	19.5	20.6	(5.3)
Utilities	6.1	6.5	(6.2)
Repairs and maintenance	8.9	9.2	(3.3)
Sales and marketing	15.6	16.9	(7.7)
Franchise fees	6.0	5.7	5.3
Base management fees	5.8	6.3	(7.9)
Incentive management fees	1.1	2.5	(56.0)
Property taxes	13.9	10.7	29.9
Other fixed charges	2.8	3.0	(6.7)
Ground rent—Contractual	1.1	2.4	(54.2)
Ground rent—Non-cash	1.6	1.3	23.1
Total hotel operating expenses	$160.2	$166.8	(4.0)%

Our hotel operating expenses decreased $6.6 million from $166.8 million for the three months ended June 30, 2016 to $160.2 million for the three months ended June 30, 2017. The decrease in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$3.8 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$10.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$2.4 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$4.9 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$1.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding the non-comparable amounts, hotel operating expenses increased $3.6 million, or 2.4%, from the three months ended June 30, 2016. The decrease in contractual ground rent quarter over quarter is due to the sale of the Hilton Minneapolis, which was sold on June 30, 2016. The increase in property taxes is primarily due to successful appeals for our two Chicago hotels during the three months ended June 30, 2016, as well as increased assessments at our two Chicago hotels and our three Colorado hotels during the three months ended June 30, 2017.

The decrease in incentive management fees is primarily due to our contribution to the renovation at the Chicago Marriott Downtown. There is no owner's priority; however, our accumulated contribution to the hotel's renovation is treated as a deduction spread over a period of time in calculating net operating income. As our accumulated contribution has increased, the incentive management fees have decreased.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.6 million, or 2.3%, from the three months ended June 30, 2016.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.1 million, from $6.7 million for the three months ended June 30, 2016 to $6.8 million for the three months ended June 30, 2017.

Interest expense. Our interest expense was $9.6 million and $11.1 million for the three months ended June 30, 2017 and 2016, respectively, and comprises the following (in millions):

	Three Months Ended June 30,
	2017	2016
Mortgage debt interest	$7.4	$9.7
Term loan interest	1.5	0.3
Credit facility interest and unused fees	0.2	0.4
Amortization of deferred financing costs and debt premium	0.5	0.6
Interest rate cap fair value adjustment	—	0.1
	$9.6	$11.1

The decrease in mortgage debt interest expense is primarily related to the repayment of the mortgage loans secured by the Courtyard Manhattan Fifth Avenue and the Lexington Hotel New York, which were prepaid on May 11, 2016 and April 26, 2017 , respectively. The decrease is also attributed to the sale of the Hilton Minneapolis on June 30, 2016, in which the buyer assumed $89.5 million of mortgage debt secured by the hotel. The decrease in interest expense is partially offset by the increase in interest expense from our two unsecured term loans, entered into in May 2016 and April 2017.

Loss on early extinguishment of debt. We prepaid the $170.4 million mortgage loan previously secured by the Lexington Hotel New York on April 26, 2017 and recognized a loss on early extinguishment of debt of approximately $0.3 million resulting from the write-off of unamortized debt issuance costs.

Income taxes. We recorded income tax expense of $4.4 million for the three months ended June 30, 2017 and an income tax expense of $11.0 million for the three months ended June 30, 2016. The income tax expense for the three months ended June 30, 2017 includes $4.2 million of income tax expense on the $10.3 million pre-tax income of our taxable REIT subsidiaries ("TRS"), $0.1 million of state franchise taxes, and $0.1 million of income tax expense incurred on the $2.0 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended June 30, 2016 includes $10.8 million of income tax expense incurred on the $26.3 million pre-tax income of our TRS, $0.1 million of income tax expense incurred on the $2.0 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2017	2016	% Change
Rooms	$315.4	$335.5	(6.0)%
Food and beverage	97.5	107.8	(9.6)%
Other	26.6	26.4	0.8%
Total revenues	$439.5	$469.7	(6.4)%

Our total revenues decreased $30.2 million from $469.7 million for the six months ended June 30, 2016 to $439.5 million for the six months ended June 30, 2017. This decrease includes amounts that are not comparable period-over-period as follows:

•$14.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$24.8 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$6.3 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$9.4 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$3.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues increased $2.1 million, or 0.5%.

The following are key hotel operating statistics for the six months ended June 30, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the hotels sold in 2016.

	Six Months Ended June 30,
	2017	2016	% Change
Occupancy %	79.6%	79.4%	0.2 percentage points
ADR	$229.16	$225.89	1.4%
RevPAR	$182.48	$179.27	1.8%

Excluding non-comparable amounts from our acquisitions and dispositions, the increase in room revenue is a result of a 5.4% increase in the business transient segment, a 1.4% increase in the contract segment, and a 0.6% increase in the group segment, partially offset by a 1.2% decrease in the leisure transient segment.

Food and beverage revenues decreased $10.3 million from the six months ended June 30, 2016, which includes amounts that are not comparable period-over-period as follows:

•$4.7 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$9.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$2.9 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$1.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues decreased $0.8 million, or 0.9%, primarily due to a decrease in banquet revenues.

Excluding non-comparable amounts from our acquisitions and dispositions, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by less than $0.1 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2017	2016	% Change (B)/W
Rooms departmental expenses	$78.5	$82.0	(4.3)%
Food and beverage departmental expenses	62.5	68.6	(8.9)
Other departmental expenses	6.1	6.2	(1.6)
General and administrative	37.5	40.3	(6.9)
Utilities	12.1	13.3	(9.0)
Repairs and maintenance	17.6	18.5	(4.9)
Sales and marketing	29.4	32.6	(9.8)
Franchise fees	11.0	11.0	—
Base management fees	10.4	11.6	(10.3)
Incentive management fees	2.6	3.8	(31.6)
Property taxes	26.1	22.9	14.0
Other fixed charges	5.3	6.1	(13.1)
Ground rent—Contractual	2.0	4.9	(59.2)
Ground rent—Non-cash	3.1	2.6	19.2
Total hotel operating expenses	$304.2	$324.4	(6.2)%

Our hotel operating expenses decreased $20.2 million from $324.4 million for the six months ended June 30, 2016 to $304.2 million for the six months ended June 30, 2017. The decrease in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$9.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$19.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$4.6 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$6.5 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$2.1 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding the non-comparable amounts, hotel operating expenses increased $4.3 million, or 1.5%, from the six months ended June 30, 2016. The decrease in contractual ground rent period-over-period is due to the sale of the Hilton Minneapolis, which was sold on June 30, 2016. The increase in property taxes is primarily due to successful appeals for our two Chicago hotels during the six months ended June 30, 2016, as well as increased assessments at our two Chicago hotels and our three Colorado hotels during the six months ended June 30, 2017.

The decrease in incentive management fees is primarily due to our contribution to the renovation at the Chicago Marriott Downtown. There is no owner's priority; however, our accumulated contribution to the hotel's renovation is treated as a deduction spread over a period of time in calculating net operating income. As our accumulated contribution has increased, the incentive management fees have decreased.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.2 million, or 0.4%, from the six months ended June 30, 2016.

Hotel acquisition costs. We incurred $2.3 million of hotel acquisition costs during the six months ended June 30, 2017 associated with the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.4 million, from $12.7 million for the six months ended June 30, 2016 to $13.1 million for the six months ended June 30, 2017. The increase is partially due to the fee paid for the recruitment of our new Executive Vice President and Chief Operating Officer in January 2017.

Interest expense. Our interest expense was $19.1 million and $22.7 million for the six months ended June 30, 2017 and 2016, respectively, and comprises the following (in millions):

	Six Months Ended June 30,
	2017	2016
Mortgage debt interest	$15.5	$20.3
Term loan interest	2.1	0.3
Credit facility interest and unused fees	0.5	0.8
Amortization of deferred financing costs and debt premium	1.0	1.2
Interest rate cap fair value adjustment	—	0.1
	$19.1	$22.7

The decrease in mortgage debt interest expense is primarily related to the repayment of the mortgage loans secured by the Chicago Marriott Downtown, the Courtyard Manhattan Fifth Avenue, and the Lexington Hotel New York. The decrease is also attributed to the sale of the Hilton Minneapolis on June 30, 2016, in which the buyer assumed $89.5 million of mortgage debt secured by the hotel. The decrease in interest expense is partially offset by the increase in interest expense from our two unsecured term loans, entered into in May 2016 and April 2017.

Loss on early extinguishment of debt. We prepaid the $170.4 million mortgage loan previously secured by the Lexington Hotel New York on April 26, 2017 and recognized a loss on early extinguishment of debt of approximately $0.3 million.

Income taxes. We recorded income tax expense of $5.6 million for the six months ended June 30, 2017 and an income tax expense of $7.0 million for the six months ended June 30, 2016. The income tax expense for the six months ended June 30, 2017 includes $4.9 million of income tax expense on the $12.2 million pre-tax income of our TRSs, $0.1 million of state franchise taxes, and $0.6 million of income tax expense incurred on the $7.9 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the six months ended June 30, 2016 includes $6.3 million of income tax expense incurred on the $15.3 million pre-tax income of our TRS, $0.6 million of foreign income tax expense incurred on the $8.0 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2017, we had $943.7 million of debt outstanding with a weighted average interest rate of 3.7% and a weighted average maturity date of approximately 6.2 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with no near-term debt maturities, capacity under our senior unsecured credit facility and 20 of our 28 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

Share Repurchase Program

Our board of directors has approved a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. During the three months ended June 30, 2017, we did not repurchase any shares of our common stock. As of August 8, 2017, we have $143.5 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of June 30, 2017, we had no borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021 and a $200 million unsecured term loan expiring in April 2022. Information about our unsecured term loans is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses and dividends. As of June 30, 2017, we had $149.6 million of unrestricted corporate cash and $41.5 million of restricted cash, as well as full borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $87.4 million for the six months ended June 30, 2017. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $152.1 million for the six months ended June 30, 2017, which consisted of $93.8 million paid for the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona, capital expenditures at our hotels of $60.4 million, offset by the net return of $2.1 million from property improvement reserves included within restricted cash to fund capital expenditures.

Our net cash used in financing activities was $28.7 million for the six months ended June 30, 2017, which consisted of our $170.4 million repayment of the mortgage debt secured by the Lexington Hotel New York, $50.4 million of dividend payments, $5.9 million of scheduled mortgage debt principal payments, $0.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $1.6 million of financing costs related to our unsecured term loan, partially offset by $200.0 million of proceeds from our new $200 million unsecured term loan.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2017 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2017 will be regularly scheduled debt service payments, capital expenditures, dividends, corporate expenses, potential hotel acquisitions, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock during 2017:

Payment Date	Record Date	Dividend per Share
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2017, we have set aside $37.7 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $60.4 million on capital improvements during the six months ended June 30, 2017, primarily related to the third phase of the Chicago Marriott Downtown renovation and the guest room renovations at the Gwen Chicago, Worthington Renaissance, Charleston Renaissance, and The Lodge at Sonoma. We expect to spend between $110 million and $120 million on capital improvements at our hotels in 2017. Significant projects in 2017 include:

•
Chicago Marriott Downtown: We completed the third phase of the multi-year renovation, which included the upgrade renovation of 340 guest rooms. We expect to commence the final phase of the multi-year renovation, which will include renovating the remaining 258 of 1,200 guest rooms during late 2017 with completion in early 2018.

•	The Gwen: We completed the renovation of the hotel's 311 guest rooms in April 2017.

•	Worthington Renaissance: We completed the renovation of the hotel's 504 guest rooms in January 2017.

•	Charleston Renaissance: We completed the renovation of the hotel's 166 guest rooms in February 2017.

•	The Lodge at Sonoma: We completed the renovation of the hotel's 182 guest rooms in April 2017.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$36,595	$44,175	$45,482	$60,953
Interest expense	9,585	11,074	19,098	22,738
Income tax expense	4,389	11,045	5,644	6,964
Real estate related depreciation and amortization	25,585	25,005	49,948	50,126
EBITDA	76,154	91,299	120,172	140,781
Non-cash ground rent	1,614	1,328	3,164	2,662
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)	(956)	(956)
Hotel acquisition costs	22	—	2,273	—
Loss on early extinguishment of debt	274	—	274	—
Gain on sale of hotel properties	—	(8,121)	—	(8,121)
Severance costs (1)	—	119	—	119
Adjusted EBITDA	$77,586	$84,147	$124,927	$134,485

(1) Classified within corporate expense on the condensed consolidated statements of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$36,595	$44,175	$45,482	$60,953
Real estate related depreciation and amortization	25,585	25,005	49,948	50,126
Gain on sale of hotel properties, net of income tax	—	(7,010)	—	(7,010)
FFO	62,180	62,170	95,430	104,069
Non-cash ground rent	1,614	1,328	3,164	2,662
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)	(956)	(956)
Hotel acquisition costs	22	—	2,273	—
Loss on early extinguishment of debt	274	—	274	—
Severance costs (1)	—	119	—	119
Fair value adjustments to debt instruments	—	4	—	18
Adjusted FFO	$63,612	$63,143	$100,185	$105,912

(1) Classified within corporate expense on the condensed consolidated statements of operations.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2017 was $951.0 million, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.8 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2017	—	$—	—	$143,503
May 1 - May 31, 2017	—	$—	—	$143,503
June 1 - June 30, 2017	—	$—	—	$143,503
____________________

(1)
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
Term Loan Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Regions Bank, as administrative agent, Regions Capital Markets, KeyBanc Capital Markets, PNC Capital Markets, LLC and U.S. Bank National Association, as joint lead arrangers, and KeyBank National Association, PNC Bank, National Association and U.S. Bank National Association, as co-syndication agents, and the lenders party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Secutities and Exchange Commission on May 1, 2017)

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 8, 2017

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)