Form 10-Q
period 2017-09-30
DiamondRock Hospitality Co
filed 2017-11-07
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1180098
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1400, Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)
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
The registrant had 200,305,232 shares of its $0.01 par value common stock outstanding as of November 7, 2017.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Property and equipment, net	$2,688,214	$2,646,676
Restricted cash	42,317	46,069
Due from hotel managers	98,292	77,928
Favorable lease assets, net	26,795	18,013
Prepaid and other assets	77,694	37,682
Cash and cash equivalents	166,619	243,095
Total assets	$3,099,931	$3,069,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$642,768	$821,167
Term loans, net of unamortized debt issuance costs	298,037	99,372
Total debt	940,805	920,539

Deferred income related to key money, net	17,028	20,067
Unfavorable contract liabilities, net	71,212	72,646
Deferred ground rent	85,047	80,509
Due to hotel managers	70,972	58,294
Dividends declared and unpaid	25,627	25,567
Accounts payable and accrued expenses	56,618	55,054
Total liabilities	1,267,309	1,232,676
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,305,232 and 200,200,902 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,003	2,002
Additional paid-in capital	2,059,919	2,055,365
Accumulated deficit	(229,300)	(220,580)
Total stockholders’ equity	1,832,622	1,836,787
Total liabilities and stockholders’ equity	$3,099,931	$3,069,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Revenues:
Rooms	$167,990	$163,158	$483,305	$498,714
Food and beverage	42,651	44,069	140,191	151,850
Other	12,845	13,012	39,472	39,373
Total revenues	223,486	220,239	662,968	689,937
Operating Expenses:
Rooms	41,945	39,766	120,411	121,737
Food and beverage	30,794	29,103	93,324	97,718
Management fees	5,356	7,655	18,317	23,036
Other hotel expenses	77,769	74,123	228,036	232,576
Depreciation and amortization	25,083	23,605	75,031	73,731
Impairment losses	2,357	—	2,357	—
Hotel acquisition costs	(245)	—	2,028	—
Corporate expenses	6,109	4,684	19,199	17,420
Total operating expenses, net	189,168	178,936	558,703	566,218
Operating profit	34,318	41,303	104,265	123,719
Interest and other income, net	(372)	(333)	(923)	(451)
Interest expense	9,692	9,504	28,790	32,242
Loss on early extinguishment of debt	—	—	274	—
Gain on sale of hotel properties	—	(2,198)	—	(10,319)
Total other expenses, net	9,320	6,973	28,141	21,472
Income before income taxes	24,998	34,330	76,124	102,247
Income tax expense	(3,375)	(4,393)	(9,019)	(11,357)
Net income	$21,623	$29,937	$67,105	$90,890
Earnings per share:
Basic earnings per share	$0.11	$0.15	$0.33	$0.45
Diluted earnings per share	$0.11	$0.15	$0.33	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$67,105	$90,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,031	73,731
Corporate asset depreciation as corporate expenses	56	49
Gain on sale of hotel properties	—	(10,319)
Loss on early extinguishment of debt	274	—
Non-cash ground rent	4,756	4,230
Amortization of debt issuance costs	1,489	1,760
Impairment losses	42,264	—
Estimated recovery of impairment losses from insurance	(39,907)	—
Amortization of favorable and unfavorable contracts, net	(1,434)	(1,434)
Amortization of deferred income related to key money	(3,040)	(2,143)
Stock-based compensation	4,769	4,015
Changes in assets and liabilities:
Prepaid expenses and other assets	(560)	(735)
Restricted cash	2,039	21
Due to/from hotel managers	(11,369)	(13,092)
Accounts payable and accrued expenses	7,975	5,572
Net cash provided by operating activities	149,448	152,545
Cash flows from investing activities:
Hotel capital expenditures	(77,479)	(78,652)
Hotel acquisitions	(93,795)	—
Net proceeds from sale of hotel properties	—	183,494
Change in restricted cash	2,371	3,083
Net cash (used in) provided by investing activities	(168,903)	107,925
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(9,094)	(8,384)
Repayments of mortgage debt	(170,368)	(249,793)
Proceeds from senior unsecured term loan	200,000	100,000
Draws on senior unsecured credit facility	—	75,000
Repayments of senior unsecured credit facility	—	(75,000)
Payment of financing costs	(1,579)	(2,765)
Payment of cash dividends	(75,451)	(75,635)
Repurchase of common stock	(529)	(1,512)
Net cash used in financing activities	(57,021)	(238,089)
Net (decrease) increase in cash and cash equivalents	(76,476)	22,381
Cash and cash equivalents, beginning of period	243,095	213,584
Cash and cash equivalents, end of period	$166,619	$235,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27,183	$31,856
Cash paid for income taxes	$2,688	$1,621
Non-cash Investing and Financing Activities:
Unpaid dividends	$25,627	$23,586
Buyer assumption of mortgage debt on sale of hotel included in sale proceeds	$—	$89,486

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

As of September 30, 2017, we owned 28 hotels with 9,630 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2017, and the results of our operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

We had no accruals for tax uncertainties as of September 30, 2017 and December 31, 2016.

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

Accounting for Impacts of Natural Disasters

Assets destroyed or damaged as a result of natural disasters or other involuntary events are written off or reduced in carrying value to their salvage value. When recovery of all or a portion of the amount of property damage loss or other covered expenses through insurance proceeds is demonstrated to be probable, a receivable is recorded and offsets the loss or expense up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved. Income resulting from business interruption insurance is not recognized until all contingencies related to the insurance recoveries are resolved.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel acquisitions will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. This standard will be effective for annual periods beginning after December 15, 2017, although early adoption is permitted.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. By working in conjunction with our hotel operators, we have substantially completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements. Because of the short-term, day-to-day nature of our hotel revenues, we have determined that the pattern of revenue recognition will not change significantly. Furthermore, we do not expect the standard to significantly impact the recognition of or accounting for real estate sales to third parties, since we primarily dispose of real estate in exchange for cash with few contingencies.We will adopt the new standard on its effective date of January 1, 2018 under the cumulative effect transition method.

3.	Property and Equipment

Property and equipment as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$602,879	$553,769
Land improvements	7,994	7,994
Buildings and site improvements	2,404,426	2,355,871
Furniture, fixtures and equipment	424,669	428,991
Construction in progress	13,459	35,253
	3,453,427	3,381,878
Less: accumulated depreciation	(765,213)	(735,202)
	$2,688,214	$2,646,676

As of September 30, 2017, we determined the carrying value of $1.8 million of construction in progress was not recoverable and we recorded a corresponding $1.8 million charge within impairment losses for the three and nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, we had accrued capital expenditures of $4.4 million and $10.8 million, respectively.

Natural Disaster Impact

During September 2017, several of our hotels were impacted by the effects of Hurricanes Irma and Maria. Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) located in St. Thomas, U.S. Virgin Islands sustained significant damage and is currently closed. We expect that Frenchman's Reef will remain closed through the end of 2018. The Inn at Key West and Sheraton Suites Key West located in Key West, Florida and the Westin Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida were impacted by the effects of Hurricane Irma. Each of our Florida hotels closed in advance of the storm in order to comply with mandatory evacuation orders. The Westin Fort Lauderdale Beach Resort and Sheraton Suites Key West sustained minimal damage and reopened shortly after the storm, while the Inn at Key West sustained more substantial damage and remains closed. We expect the Inn at Key West to remain closed through the end of the first quarter of 2018.

We maintain property, casualty, flood, and business interruption insurance for each of our hotels with coverage up to $361 million for each covered event, subject to certain deductibles and sublimits. While it is expected that insurance proceeds will be sufficient to cover all or a substantial portion of the remediation costs and business interruption at these hotels, no determination has been made as to the total amount or timing of those payments.

As of September 30, 2017, we recognized a $40.5 million impairment loss for property damage, which consists of $85.6 million of property and equipment and $45.1 million of corresponding accumulated depreciation. We recorded a reduction to the impairment loss and a corresponding receivable of $39.9 million for the insurance proceeds that we believe are probable of receipt. The remaining impairment loss of $0.6 million relates to property damage at the Sheraton Suites Key West that does not exceed the insurance deductible. The receivable for insurance proceeds is included in prepaid and other assets on the accompanying condensed consolidated balance sheet. We believe these amounts to be recoverable by considering various factors, including discussions with our insurance providers, consideration of their financial strength, and review of our insurance provisions and limits. All of these amounts have been recorded based on preliminary estimates of the damage and corresponding insurance recovery. We will finalize the recorded amounts upon completion of our assessment in the fourth quarter of 2017.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable leases. Our favorable lease assets, net of accumulated amortization of $2.6 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively, consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Westin Boston Waterfront Hotel Ground Lease	$17,698	$17,859
Orchards Inn Sedona Annex Sublease	8,967	—
Lexington Hotel New York Tenant Leases	130	154
	$26,795	$18,013

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million of amortization expense for each of the three months ended September 30, 2017 and 2016. We recorded $0.3 million and $0.2 million, respectively, of amortization expense for each of the nine months ended September 30, 2017 and 2016.

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

Dividends

We have paid the following dividends to holders of our common stock during 2017 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 30, 2017	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of September 30, 2017 and December 31, 2016, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the "2016 Plan"), of which we have issued or committed to issue 447,089 shares as of September 30, 2017. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2017 to September 30, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	567,540	$10.62
Granted	324,502	11.19
Vested	(244,411)	11.29
Forfeited	(16,669)	10.80
Unvested balance at September 30, 2017	630,962	$10.66

The remaining share awards are expected to vest as follows: 287,148 shares during 2018, 227,699 shares during 2019, and 116,115 during 2020. As of September 30, 2017, the unrecognized compensation cost related to restricted stock awards was $4.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.8 million and $0.5 million, respectively, of compensation expense related to restricted stock awards for the three months ended September 30, 2017 and 2016. We recorded $2.3 million and $2.1 million, respectively, of compensation expense related to restricted stock awards for the nine months ended September 30, 2017 and 2016.

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

A summary of our PSUs from January 1, 2017 to September 30, 2017 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	686,684	$10.65
Granted	266,009	11.04
Additional units from dividends	24,703	11.21
Vested (1)	(200,374)	12.15
Unvested balance at September 30, 2017	777,022	$10.41
______________________

(1)
There was no payout of shares of our common stock for PSUs that vested on February 27, 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period.

The remaining target units are expected to vest as follows: 213,772 units during 2018, 291,257 units during 2019 and 271,993 units during 2020. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2017, the unrecognized compensation cost related to the PSUs was $3.8 million and is expected to be recognized on a straight-line basis over a weighted average period of 24 months. We recorded $0.6 million and $0.1 million, respectively, of compensation expense related to the PSUs for the three months ended September 30, 2017 and 2016. We recorded $1.8 million and $1.4 million, respectively, of compensation expense related to the PSUs for the nine months ended September 30, 2017 and 2016.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$21,623	$29,937	$67,105	$90,890
Denominator:
Weighted-average number of common shares outstanding—basic	200,834,910	201,297,846	200,767,104	201,188,563
Effect of dilutive securities:
Unvested restricted common stock	173,557	58,115	170,612	—
Shares related to unvested PSUs	415,933	383,643	415,933	383,643
Weighted-average number of common shares outstanding—diluted	201,424,400	201,739,604	201,353,649	201,572,206
Earnings per share:
Basic earnings per share	$0.11	$0.15	$0.33	$0.45
Diluted earnings per share	$0.11	$0.15	$0.33	$0.45

We did not include unexercised stock appreciation rights of 20,770 for the three and nine months ended September 30, 2017 and 2016 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2017 and December 31, 2016 (dollars in thousands):

			Principal Balance as of
Property	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Lexington Hotel New York	LIBOR + 2.25%	October 2017 (1)	$—	$170,368
Salt Lake City Marriott Downtown	4.25%	November 2020	57,122	58,331
Westin Washington D.C. City Center	3.99%	January 2023	65,346	66,848
The Lodge at Sonoma, a Renaissance Resort & Spa	3.96%	April 2023	28,432	28,896
Westin San Diego	3.94%	April 2023	65,220	66,276
Courtyard Manhattan / Midtown East	4.40%	August 2024	84,421	85,451
Renaissance Worthington	3.66%	May 2025	84,504	85,000
JW Marriott Denver at Cherry Creek	4.33%	July 2025	63,790	64,579
Boston Westin	4.36%	November 2025	198,922	201,470
Unamortized debt issuance costs			(4,989)	(6,052)
Total mortgage debt, net of unamortized debt issuance costs			642,768	821,167

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (3)	April 2022	200,000	—
Unamortized debt issuance costs			(1,963)	(628)
Unsecured term loan, net of unamortized debt issuance costs			298,037	99,372

Senior unsecured credit facility	LIBOR + 1.50%	May 2020 (4)	—	—

Total debt, net of unamortized debt issuance costs			$940,805	$920,539
Weighted-Average Interest Rate	3.75%
_______________________

(1)	The mortgage loan was repaid on April 26, 2017.

(2)	The interest rate as of September 30, 2017 was 2.68%.

(3)	The interest rate as of September 30, 2017 was 2.69%.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2017, eight of our 28 hotels were secured by mortgage debt. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of September 30, 2017, we were in compliance with the financial covenants of our mortgage debt.

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2017
Maximum leverage ratio (1)	60%	24.4%
Minimum fixed charge coverage ratio (2)	1.50x	4.46x
Minimum tangible net worth (3)	$1.91 billion	$2.57 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	21.2%
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

As of September 30, 2017, we had no borrowings outstanding under the facility and the Company's leverage ratio was 24.4%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.2 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. We incurred interest and unused credit facility fees on the facility of $0.7 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, the Company's leverage ratio was 24.4%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $2.1 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. We incurred interest on the term loans of $4.2 million and $0.8 million or the nine months ended September 30, 2017 and 2016, respectively.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$223,486	$227,110	$666,389	$710,039
Net income	$21,623	$30,455	$66,830	$92,800
Earnings per share:
Basic earnings per share	$0.11	$0.15	$0.33	$0.46
Diluted earnings per share	$0.11	$0.15	$0.33	$0.46

For the three and nine months ended September 30, 2017, our condensed consolidated statements of operations include $7.2 million and $20.0 million of revenues, respectively, and $0.6 million and $3.8 million of net income, respectively, related to the operations of the L'Auberge de Sedona and Orchards Inn Sedona.

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2017 and December 31, 2016, in thousands, is as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$940,805	$951,552	$920,539	$906,156
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

11. Relationships with Managers

In August 2017, we terminated the management agreement with Marriott International, Inc. ("Marriott") for the Courtyard Manhattan/Midtown East. In connection with the termination of Marriott, we recognized $1.9 million of accelerated amortization of key money, which is included in management fees on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017. We entered into a new 10-year management agreement with HEI Hotels & Resorts to operate the hotel and a 25-year franchise agreement with Marriott to continue the hotel's Courtyard brand affiliation. The management agreement provides for a base management fee of 1.5% of gross revenues in 2017 and 1.75% of gross revenues thereafter. The management agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. Total incentive management fees are capped at 1% of gross revenues. The employees of the hotel are now represented by a labor union and subject to a collective bargaining agreement. The franchise agreement provides for a franchise fee of 6% of gross room sales.
In October 2017, we terminated the management agreement with Joie de Vivre Hotels for the Hotel Rex, located in San Francisco, California. We entered into a ten-year management agreement with Viceroy Hotels & Resorts to operate the hotel. The management agreement provides for a base management fee of 2.75% of gross revenues. The management agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. Total incentive management fees are capped at 1.0% of gross revenues. The management agreement provides for one five-year extension of the term at the manager's discretion.
Frenchman's Reef sustained significant hurricane damage during September 2017. Under the terms of the management agreement, either party may terminate the management agreement in the event that the catastrophic damage is 30% or more of the replacement cost. We estimate the catastrophic damage exceeds 30% of replacement cost. We are currently evaluating our options with respect to the resort and have not made a decision on whether to terminate the management agreement.
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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized, including as it relates to the estimated cost and duration of renovation or restoration projects and estimated insurance recoveries. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2017, we owned a portfolio of 28 premium hotels and resorts that contain 9,630 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 73% of our total revenues for the nine months ended September 30, 2017 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2017 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2016 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	73.1%	$218.14	$159.44	4.5%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	79.1%	254.66	201.37	1.5%
Lexington Hotel New York	New York, New York	725	92.1%	231.36	213.14	2.3%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	79.3%	167.03	132.49	15.8%
Renaissance Worthington	Fort Worth, Texas	504	75.4%	182.09	137.36	18.8%
Frenchman’s Reef & Morning Star Marriott Beach Resort (2)	St. Thomas, U.S. Virgin Islands	502	87.8%	282.62	248.11	11.4%
Westin San Diego	San Diego, California	436	86.9%	198.46	172.39	5.1%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	86.9%	192.20	167.03	(7.7)%
Westin Washington, D.C. City Center	Washington, D.C.	410	86.6%	223.17	193.29	1.0%
Hilton Boston Downtown	Boston, Massachusetts	403	86.3%	290.62	250.76	1.1%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	75.0%	282.34	211.68	6.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	76.3%	168.15	128.27	(0.3)%
Courtyard Manhattan/Midtown East	New York, New York	321	90.1%	243.41	219.26	(5.0)%
The Gwen Chicago	Chicago, Illinois	311	73.0%	219.29	160.17	(0.1)%
Hilton Garden Inn Times Square Central	New York, New York	282	97.0%	227.06	220.20	(2.7)%
Bethesda Marriott Suites	Bethesda, Maryland	272	75.6%	170.12	128.53	5.5%
Hilton Burlington	Burlington, Vermont	258	81.5%	180.10	146.86	—%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.1%	262.32	212.70	(3.8)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	89.1%	249.08	221.86	0.6%
Sheraton Suites Key West	Key West, Florida	184	89.5%	256.78	229.77	0.1%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	65.1%	326.04	212.12	(11.6)%
Courtyard Denver Downtown	Denver, Colorado	177	81.0%	207.87	168.46	(0.2)%
Renaissance Charleston	Charleston, South Carolina	166	79.1%	245.39	194.10	(4.3)%
Shorebreak Hotel	Huntington Beach, California	157	76.3%	244.28	186.38	(1.2)%
Inn at Key West (2)	Key West, Florida	106	82.1%	197.20	161.91	(10.7)%
Hotel Rex	San Francisco, California	94	83.9%	224.87	188.64	(5.8)%
L'Auberge de Sedona (3)	Sedona, Arizona	88	76.8%	551.56	423.72	19.3%
Orchards Inn Sedona (3)	Sedona, Arizona	70	84.1%	231.35	194.50	12.1%
TOTAL/WEIGHTED AVERAGE		9,630	81.5%	$228.67	$186.46	1.9%
____________________
(1) The percentage change from 2016 RevPAR reflects the comparable period in 2016 to our 2017 ownership period for our 2017 acquisitions.
(2) The hotel temporarily closed on September 6, 2017 due to Hurricane Irma. The percentage change from 2016 RevPAR reflects the comparable period in 2016 to the period in which the hotel was open from January 1, 2017 to September 5, 2017.
(3) The hotel was acquired on February 28, 2017. The operating statistics reflect the period from February 28, 2017 to September 30, 2017.

Update on on Impact from Natural Disasters

Frenchman's Reef & Morning Star Marriott Beach Resort. The hotel sustained significant hurricane damage during September 2017. The hotel closed on September 6, 2017 and is currently expected to remain closed through the end of 2018.

The Inn at Key West. The hotel sustained substantial wind and water-related damage from Hurricane Irma. The hotel closed on September 6, 2017 to comply with a mandatory evacuation order and is currently expected to remain closed through the end of the first quarter of 2018.

Sheraton Suites Key West. The hotel sustained minimal wind and water-related damage from Hurricane Irma. The hotel closed on September 6, 2017 to comply with a mandatory evacuation order and re-opened on September 16, 2017.

Westin Fort Lauderdale Beach Resort. The hotel experienced minimal water intrusion from Hurricane Irma. The hotel closed on September 7, 2017 to comply with a mandatory evacuation order and re-opened on September 12, 2017.

The Lodge at Sonoma Renaissance Resort & Spa. The hotel was impacted by smoke infiltration during the recent wildfires and was closed from October 10, 2017 through October 19, 2017. The smoke infiltration has been remediated and the hotel re-opened on October 20, 2017.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2017	2016	% Change
Rooms	$168.0	$163.2	2.9%
Food and beverage	42.7	44.0	(3.0)%
Other	12.8	13.0	(1.5)%
Total revenues	$223.5	$220.2	1.5%

Our total revenues increased $3.3 million from $220.2 million for the three months ended September 30, 2016 to $223.5 million for the three months ended September 30, 2017. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$5.2 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$2.0 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues decreased $3.8 million, or 1.7%.

The following are key hotel operating statistics for the three months ended September 30, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the hotels sold in 2016.

	Three Months Ended September 30,
	2017	2016	% Change
Occupancy %	85.4%	84.0%	1.4 percentage points
ADR	$227.75	$224.91	1.3%
RevPAR	$194.42	$188.88	2.9%

Excluding non-comparable amounts from our acquisitions and dispositions, the increase in room revenue is a result of an 8.0% increase in the business transient segment and a 2.5% increase in the group segment, partially offset by a 32.6% decrease in the contract segment and a 5.1% decrease in the leisure transient segment.

Food and beverage revenues decreased $1.3 million from the three months ended September 30, 2016, which includes amounts that are not comparable quarter-over-quarter as follows:

•$1.7 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$0.9 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues decreased $3.9 million, or 9.0%, primarily due to a decrease in banquet and catering revenues.

Excluding non-comparable amounts from our acquisitions and dispositions, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $0.9 million, primarily due to a decrease in tenant lease income and parking revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2017	2016	% Change (B)/W
Rooms departmental expenses	$41.9	$39.8	5.3%
Food and beverage departmental expenses	30.8	29.1	5.8
Other departmental expenses	3.1	3.0	3.3
General and administrative	19.2	17.7	8.5
Utilities	6.5	6.7	(3.0)
Repairs and maintenance	8.8	8.6	2.3
Sales and marketing	15.2	14.8	2.7
Franchise fees	6.2	5.5	12.7
Base management fees	3.4	5.4	(37.0)
Incentive management fees	2.0	2.3	(13.0)
Property taxes	13.1	12.3	6.5
Other fixed charges	3.2	2.8	14.3
Ground rent—Contractual	1.0	1.0	—
Ground rent—Non-cash	1.5	1.6	(6.3)
Total hotel operating expenses	$155.9	$150.6	3.5%

Our hotel operating expenses increased $5.3 million from $150.6 million for the three months ended September 30, 2016 to $155.9 million for the three months ended September 30, 2017. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$4.3 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$1.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding the non-comparable amounts, hotel operating expenses decreased $0.4 million, or 0.3%, from the three months ended September 30, 2016.

In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization of key money during the three months ended September 30, 2017. This amortization reduced base management fees during the three months ended September 30, 2017.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.5 million, or 6.3%, from the three months ended September 30, 2016.

Impairment losses. We recorded impairment losses totaling $2.4 million for the three months ended September 30, 2017. The loss is comprised of $1.8 million from the write-off of construction in progress that was determined not to be recoverable and $0.6 million from the write-off of property and equipment damaged during Hurricane Irma in September 2017.

Hotel acquisition costs. During the three months ended September 30, 2017, we recorded a refund of $0.2 million of transfer taxes related to the acquisition of the Hotel Rex.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.4 million, from $4.7 million for the three months ended September 30, 2016 to $6.1 million for the three months ended September 30, 2017. The increase is primarily due to the reversal of $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer during the three months ended September 30, 2016 and an increase in other employee compensation during the three months ended September 30, 2017.

Interest expense. Our interest expense was $9.7 million and $9.5 million for the three months ended September 30, 2017 and 2016, respectively, and comprises the following (in millions):

	Three Months Ended September 30,
	2017	2016
Mortgage debt interest	$6.9	$8.2
Term loan interest	2.1	0.5
Credit facility interest and unused fees	0.2	0.3
Amortization of deferred financing costs and debt premium	0.5	0.5
	$9.7	$9.5

The decrease in mortgage debt interest expense related to the repayment of the mortgage loan secured by the Lexington Hotel, which was prepaid on April 26, 2017. The increase in term loan interest expense is primarily related to the interest expense on our $200 million unsecured term loan entered into in April 2017.

Income taxes. We recorded income tax expense of $3.4 million for the three months ended September 30, 2017 and an income tax expense of $4.4 million for the three months ended September 30, 2016. The income tax expense for the three months ended September 30, 2017 includes $3.4 million of income tax expense on the $8.4 million pre-tax income of our taxable REIT subsidiaries ("TRS"), $0.1 million of state franchise taxes, offset by $0.1 million of income tax benefit incurred on the $1.5 million pre-tax loss of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended September 30, 2016 includes $4.3 million of income tax expense incurred on the $10.5 million pre-tax income of our TRS, less than $0.1 million of income tax expense incurred on the $0.1 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.1 million of state franchise taxes.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2017	2016	% Change
Rooms	$483.3	$498.7	(3.1)%
Food and beverage	140.2	151.8	(7.6)%
Other	39.5	39.4	0.3%
Total revenues	$663.0	$689.9	(3.9)%

Our total revenues decreased $26.9 million from $689.9 million for the nine months ended September 30, 2016 to $663.0 million for the nine months ended September 30, 2017. This decrease includes amounts that are not comparable period-over-period as follows:

•$14.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$24.8 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$6.4 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$14.6 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$5.4 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues decreased $1.6 million, or 0.3%.

The following are key hotel operating statistics for the nine months ended September 30, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the hotels sold in 2016.

	Nine Months Ended September 30,
	2017	2016	% Change
Occupancy %	81.5%	80.9%	0.6 percentage points
ADR	$228.67	$225.55	1.4%
RevPAR	$186.46	$182.51	2.2%

Excluding non-comparable amounts from our acquisitions and dispositions, the increase in room revenue is a result of a 6.2% increase in the business transient segment and a 1.2% increase in the group segment, partially offset by an 10.9% decrease in the contract segment and a 2.2% decrease in the leisure transient segment.

Food and beverage revenues decreased $11.6 million from the nine months ended September 30, 2016, which includes amounts that are not comparable period-over-period as follows:

•$4.7 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$9.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$4.6 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$2.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues decreased $4.8 million, or 3.5%, primarily due to a decrease in banquet and catering revenues.

Excluding non-comparable amounts from our acquisitions and dispositions, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by less than $1.0 million, primarily due to a decrease in tenant lease income and parking revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2017	2016	% Change (B)/W
Rooms departmental expenses	$120.4	$121.7	(1.1)%
Food and beverage departmental expenses	93.3	97.7	(4.5)
Other departmental expenses	9.2	9.2	—
General and administrative	56.7	58.0	(2.2)
Utilities	18.6	20.0	(7.0)
Repairs and maintenance	26.3	27.1	(3.0)
Sales and marketing	44.6	47.4	(5.9)
Franchise fees	17.3	16.5	4.8
Base management fees	13.7	17.0	(19.4)
Incentive management fees	4.6	6.0	(23.3)
Property taxes	39.2	35.2	11.4
Other fixed charges	8.5	9.2	(7.6)
Ground rent—Contractual	3.1	5.9	(47.5)
Ground rent—Non-cash	4.6	4.2	9.5
Total hotel operating expenses	$460.1	$475.1	(3.2)%

Our hotel operating expenses decreased $15.0 million from $475.1 million for the nine months ended September 30, 2016 to $460.1 million for the nine months ended September 30, 2017. The decrease in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•$9.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$19.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$4.8 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$10.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$3.6 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding the non-comparable amounts, hotel operating expenses increased $3.9 million, or 0.9%, from the nine months ended September 30, 2016.

The decrease in contractual ground rent period-over-period is due to the sale of the Hilton Minneapolis, which was sold on June 30, 2016. The increase in property taxes is primarily due to successful appeals for our two Chicago hotels during the nine months ended September 30, 2016, as well as increased assessments at our two Chicago hotels and our three Colorado hotels during the nine months ended September 30, 2017.

In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization of key money during the nine months ended September 30, 2017. This amortization reduced base management fees during the nine months ended September 30, 2017.

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

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.3 million, or 1.8%, from the nine months ended September 30, 2016.

Impairment losses. We recorded impairment losses totaling $2.4 million for the nine months ended September 30, 2017. The loss is comprised of $1.8 million from the write-off of construction in progress that was determined not to be recoverable and $0.6 million from the write-off of property and equipment damaged during Hurricane Irma in September 2017.

Hotel acquisition costs. We recorded $2.0 million of hotel acquisition expenses during the nine months ended September 30, 2017, which is comprised of $2.2 million of costs incurred from the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona, offset by a refund of $0.2 million of transfer taxes related to the acquisition of the Hotel Rex.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.8 million, from $17.4 million for the nine months ended September 30, 2016 to $19.2 million for the nine months ended September 30, 2017. The increase is partially due to the fee paid for the recruitment of our new Executive Vice President and Chief Operating Officer in January 2017, the reversal of $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer during the three months ended September 30, 2016, and an increase in other employee compensation during the nine months ended September 30, 2017.

Interest expense. Our interest expense was $28.8 million and $32.2 million for the nine months ended September 30, 2017 and 2016, respectively, and comprises the following (in millions):

	Nine Months Ended September 30,
	2017	2016
Mortgage debt interest	$22.4	$28.5
Term loan interest	4.2	0.8
Credit facility interest and unused fees	0.7	1.1
Amortization of deferred financing costs and debt premium	1.5	1.7
Interest rate cap fair value adjustment	—	0.1
	$28.8	$32.2

The decrease in mortgage debt interest expense is primarily related to the repayment of the mortgage loans secured by the Chicago Marriott Downtown, the Courtyard Manhattan Fifth Avenue, and the Lexington Hotel. The decrease is also attributed to the sale of the Hilton Minneapolis on June 30, 2016. The decrease in interest expense is partially offset by the increase in interest expense on our two unsecured term loans, entered into in May 2016 and April 2017.

Loss on early extinguishment of debt. We prepaid the $170.4 million mortgage loan previously secured by the Lexington Hotel on April 26, 2017 and recognized a loss on early extinguishment of debt of approximately $0.3 million.

Income taxes. We recorded income tax expense of $9.0 million for the nine months ended September 30, 2017 and an income tax expense of $11.4 million for the nine months ended September 30, 2016. The income tax expense for the nine months ended September 30, 2017 includes $8.4 million of income tax expense on the $20.7 million pre-tax income of our TRSs, $0.2 million of state franchise taxes, and $0.4 million of income tax expense incurred on the $6.3 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the nine months ended September 30, 2016 includes $10.6 million of income tax expense incurred on the $25.8 million pre-tax income of our TRS, $0.6 million of foreign income tax expense incurred on the $8.1 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.2 million of state franchise taxes.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2017, we had $940.8 million of debt outstanding with a weighted average interest rate of 3.8% and a weighted average maturity date of approximately 5.9 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with no near-term debt maturities, no borrowings outstanding under our senior unsecured credit facility and 20 of our 28 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

Share Repurchase Program

Our board of directors has approved a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. During the nine months ended September 30, 2017, we did not repurchase any shares of our common stock. As of November 7, 2017, we have $143.5 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of September 30, 2017, we had no borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021 and a $200 million unsecured term loan expiring in April 2022. Information about our unsecured term loans is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility, proceeds from hotel dispositions, and proceeds from insurance claims. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and dividends. As of September 30, 2017, we had $166.6 million of unrestricted corporate cash and $42.3 million of restricted cash, as well as full borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $149.4 million for the nine months ended September 30, 2017. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $168.9 million for the nine months ended September 30, 2017, which consisted of $93.8 million paid for the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona, capital expenditures at our hotels of $77.5 million, offset by the net return of $2.4 million from property improvement reserves included within restricted cash to fund capital expenditures.

Our net cash used in financing activities was $57.0 million for the nine months ended September 30, 2017, which consisted of our $170.4 million repayment of the mortgage debt secured by the Lexington Hotel, $75.5 million of dividend payments, $9.1 million of scheduled mortgage debt principal payments, $0.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $1.6 million of financing costs related to our unsecured term loan, partially offset by $200.0 million of proceeds from our new unsecured term loan.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2017 will be the net cash flow from hotel operations and potential insurance proceeds. We expect our uses of cash for the remainder of the year ending December 31, 2017 will be regularly scheduled debt service payments, capital expenditures, remediation and repair costs, dividends, corporate expenses, potential hotel acquisitions, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock during 2017:

Payment Date	Record Date	Dividend per Share
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 30, 2017	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2017, we have set aside $36.5 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $77.5 million on capital improvements during the nine months ended September 30, 2017, primarily related to the third phase of the Chicago Marriott Downtown renovation and the guest room renovations at the Gwen Chicago, Worthington Renaissance, Charleston Renaissance, and The Lodge at Sonoma. We expect to spend between $110 million and $120 million on capital improvements at our hotels in 2017. Significant projects in 2017 include:

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

•
Other Items:  From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to, the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements; bargain purchase gains incurred upon acquisition of a hotel; costs incurred related to natural disasters;

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$21,623	$29,937	$67,105	$90,890
Interest expense	9,692	9,504	28,790	32,242
Income tax expense	3,375	4,393	9,019	11,357
Real estate related depreciation and amortization	25,083	23,605	75,031	73,731
EBITDA	59,773	67,439	179,945	208,220
Non-cash ground rent	1,591	1,568	4,756	4,230
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)	(1,434)	(1,434)
Hotel acquisition costs (1)	(245)	—	2,028	—
Natural disaster costs	1,493	—	1,493	—
Impairment losses	2,357	—	2,357	—
Hotel manager transition costs (2)	(1,362)	—	(1,362)	—
Loss on early extinguishment of debt	—	—	274	—
Gain on sale of hotel properties	—	(2,198)	—	(10,319)
Severance costs (3)	—	(682)	—	(563)
Adjusted EBITDA	$63,129	$65,649	$188,057	$200,134
____________________
(1) During the three months ended September 30, 2017, we recorded a refund of $0.2 million of transfer taxes originally paid to the City and County of San Francisco in connection with our acquisition of the Hotel Rex.
(2) Includes items related to the hotel manager change at the Courtyard Manhattan/Midtown East during the the three months ended September 30, 2017, as follows: (a) employee severance costs of approximately $0.4 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott.
(3) Classified within corporate expense on the condensed consolidated statements of operations. During the three months ended September 30, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$21,623	$29,937	$67,105	$90,890
Real estate related depreciation and amortization	25,083	23,605	75,031	73,731
Impairment losses	2,357	—	2,357	—
Gain on sale of hotel properties, net of income tax	—	(1,877)	—	(8,887)
FFO	49,063	51,665	144,493	155,734
Non-cash ground rent	1,591	1,568	4,756	4,230
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)	(1,434)	(1,434)
Hotel acquisition costs (1)	(245)	—	2,028	—
Natural disaster costs	1,493	—	1,493	—
Hotel manager transition costs (2)	(1,362)	—	(1,362)	—
Loss on early extinguishment of debt	—	—	274	—
Severance costs (3)	—	(682)	—	(563)
Fair value adjustments to debt instruments	—	—	—	19
Adjusted FFO	$50,062	$52,073	$150,248	$157,986
____________________
(1) During the three months ended September 30, 2017, we recorded a refund of $0.2 million of transfer taxes originally paid to the City and County of San Francisco in connection with our acquisition of the Hotel Rex.
(2) Includes items related to the hotel manager change at the Courtyard Manhattan/Midtown East during the the three months ended September 30, 2017, as follows: (a) employee severance costs of approximately $0.4 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott.
(3) Classified within corporate expense on the condensed consolidated statements of operations. During the three months ended September 30, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2017 was $947.8 million, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.8 million annually.

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

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, except as updated below.

Recent natural disasters have significantly damaged the communities surrounding certain of our hotels, and the prolonged impact of the natural disasters on those communities may adversely affect our results of operations.

Hurricane Irma, Hurricane Maria and the recent wildfires in California affected certain of our hotels located in the U.S. Virgin Islands, Key West, Florida and Sonoma, California. Although these hotels have re-opened or are currently undergoing repairs, the communities surrounding these hotels sustained significant damage. We cannot know when or how well these communities will be rebuilt and restored. The damage in these communities may lead to a prolonged decline in local tourism, a delay in rebuilding local infrastructure, the flight of available employees to rebuild or service our hotels, and/or an increase in the cost of materials or insurance at our hotels. The occurrence of any of these or other effects could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2017	—	$—	—	$143,503
August 1 - August 31, 2017	—	$—	—	$143,503
September 1 - September 30, 2017	—	$—	—	$143,503
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

The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year:”

On November 2, 2017, the Board of Directors of the Company adopted an amendment to the Company’s Fourth Amended and Restated Bylaws (the “Bylaws”) as further described below in connection with its regular review of the Company’s corporate governance structure.
Proxy Access Right
The amendment adopts a proxy access provision to permit a stockholder, or group of no more than 20 stockholders, meeting specified eligibility requirements, to include director nominees in the Company’s proxy materials for annual meetings of its stockholders. In order to be eligible to utilize these proxy access provisions, a stockholder, or group of stockholders, must, among other requirements, have owned shares of common stock equal to at least 3% of the aggregate of the issued and outstanding shares of common stock of the Company continuously for at least the prior three years. Additionally, all director nominees submitted through these provisions must be independent and meet specified additional criteria. The maximum number of director nominees that may be submitted pursuant to these provisions may not exceed the greater of two or 20% of the number of directors then in office.
Exclusive Forum
The amendment designates the Circuit Court for Baltimore City, Maryland (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division) as the sole and exclusive forum for derivative claims brought on behalf of the Company, claims against any director, officer or other employee of the Company alleging a breach of duty owed to the Company or its stockholders, claims against the Company or any director, officer or other employee of the Company arising pursuant to any provision of the Maryland General Corporation Law or the Company’s charter or Bylaws, claims against the Company or any director, officer or other employee of the Company governed by the internal affairs doctrine, and any other claims brought by or on behalf of any stockholder of record or any beneficial owner of the Company’s stock (either on his, her or its own behalf or on behalf of any series or class of shares of stock of the Company or any group of stockholders of the Company) against the Company or any director, officer or other employee of the Company, unless the Company consents to an alternative forum.
The foregoing summary of the amendment to the Bylaws is qualified in its entirety by the full text of the amendment to the Bylaws, a copy of which is filed as Exhibit 3.2.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 8.01. Other Events:”

On November 2, 2017, the Board of Directors of the Company adopted an amendment to its Insider Trading Procedures to prohibit Company directors, officers and employees from pledging any Company securities as collateral for a loan.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
3.1*	First Amendment to Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 7, 2017

/s/ Sean M. Mahoney
Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)