Form 10-K
period 2017-12-31
DiamondRock Hospitality Co
filed 2018-02-27
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2017, the last business day of the Registrant's most recently completed second fiscal quarter, was $2.2 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 200,537,452 shares of its $0.01 par value common stock outstanding as of February 27, 2018.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017, are incorporated by reference in Part III herein.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	negative changes in the economy, including, but not limited to, a reversal of current job growth trends, an increase in unemployment or a decrease in corporate earnings and investment;

•	increased competition in the lodging industry and from alternative lodging channels or third party internet intermediaries in the markets in which we own properties;

•	failure to effectively execute our long-term business strategy and successfully identify and complete acquisitions;

•
risks and uncertainties affecting hotel renovations and management (including, without limitation, construction delays, increased construction costs, disruption in hotel operations and the risks associated with our franchise agreements);

•
risks associated with the availability and terms of financing and the use of debt to fund acquisitions and renovations or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing;

•
risks associated with the lodging industry overall, including, without limitation, an increase in alternative lodging channels, decreases in the frequency of business travel and increases in operating costs;

•	risks associated with natural disasters;

•	costs of compliance with government regulations, including, without limitation, the Americans with Disabilities Act;

•	potential liability for uninsured losses and environmental contamination;

•
risks associated with security breaches through cyber-attacks or otherwise, as well as other significant disruptions of our information technologies and systems systems, which support our operations and our hotel managers;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

The risks and uncertainties set forth above are not exhaustive. Other sections of this Annual Report on Form 10-K, including Item 1A “Risk Factors” and Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” discuss these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust ("REIT") for federal income tax purposes. As of December 31, 2017, we owned a portfolio of 28 premium hotels and resorts that contain 9,630 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands—the Frenchman's Reef & Morning Star Marriott Beach Resort—and one of our hotels in Key West, Florida—the Inn at Key West—are currently closed due to damage incurred from Hurricanes Irma and Maria in September 2017.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

Our vision is to be a highly professional public lodging REIT that delivers long-term returns for our stockholders which exceed long-term returns generated by our peers. Our goal is to deliver long-term stockholder returns through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American urban and resort markets with superior growth prospects and high barriers-to-entry, aggressively asset manage those hotels, and employ conservative amounts of leverage.

Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party—either an independent operator or a brand operator, such as Marriott International, Inc. ("Marriott").

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

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “DRH”. We have been successful in acquiring, financing and asset managing our hotels. As of December 31, 2017, we had 29 full-time employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices.

Our Business Strategy

Our business strategy is to utilize disciplined capital allocation, mainly focused on owning high quality lodging properties in North American markets with superior growth prospects and high barriers-to-entry, and aggressively asset manage those hotels and employ conservative amounts of leverage.

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

We prefer a relatively simple and efficient capital structure. We have not invested in joint ventures and have not issued any operating partnership units to outside limited partners or preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our conservative capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2017, we owned 28 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of creating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio by recycling capital from non-core hotels located in slower growth markets to higher quality hotels located primarily in high-growth urban and destination resort markets. Since 2010, we have repositioned our portfolio through the acquisition of approximately $1.8 billion of urban and resort hotels that align with our strategic goals while disposing of more than $0.8 billion in non-core hotels. These acquisitions increased our urban exposure with acquisitions in cities such as San Diego, San Francisco, Boston, Denver, Washington, D.C., as well as our resort exposure with acquisitions in Key West, Fort Lauderdale, Huntington Beach, California and Sedona, Arizona. Over 90% of our portfolio EBITDA for the year ended December 31, 2017 is derived from core urban and resort destination hotels. Our capital recycling program over the past seven years also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic and brand diversity and achieving a mix of approximately 50 percent brand-managed and 50 percent third-party managed hotels in our portfolio.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to continue to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions.

The primary focus of our acquisitions over the past seven years was on hotels that we believe presented unique value-add opportunities. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator. This focus has helped us achieve strategic portfolio goals of improving our portfolio's brand and management diversity.

We evaluate each hotel in our portfolio to assess the optimal branding strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott or Hilton Worldwide ("Hilton"). We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning other non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile and straight-forward capital structure with no preferred equity or convertible bonds. We maintain significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $300 million senior unsecured credit facility, and 20 of our 28 hotels being unencumbered by mortgage debt as of December 31, 2017. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have no near-term debt maturities and the majority of our debt is financed with long-term, fixed-rate mortgages with a laddered maturity table. We believe it is imprudent to increase the inherent risk of highly cyclical lodging fundamentals through the use of a highly leveraged capital structure.

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

Our current outstanding debt consists of a combination of property-specific mortgage debt, all of which bears interest at a fixed rate, and unsecured corporate term loans. We prefer that at least half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

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

The following chart shows our corporate structure as of the date of this report:

Each of our TRS lessees engage a third-party management company to manage each of our hotels for a management fee. Eighteen of our 28 hotels are managed by independent third-party managers. Thirteen of our 28 hotels are operated subject to franchise agreements with global brands, including Marriott and Hilton.

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

During 2017, we submitted the Company's fourth response to the Global Real Estate Sustainability Benchmarking survey (the “GRESB Report”), which benchmarks the Company's approach and performance on environmental, social and governance indicators against other real estate companies. The GRESB Report is accessible by our investors who are members of GRESB. The information included in, referenced to, or otherwise accessible through the GRESB Report, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein. We expect to perform our next GRESB Report in 2018.

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

Employees

As of December 31, 2017, we employed 29 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Hilton Garden Inn/Times Square, Frenchman's Reef & Morning Star Marriott Beach Resort, Westin Boston Waterfront, and Hilton Boston Downtown are currently represented by labor unions and are subject to collective bargaining agreements.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 2 Bethesda Metro Center, Suite 1400, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

DiamondRock Hospitality Company is traded on the NYSE, under the symbol “DRH”.

Supplemental Material U.S. Federal Income Tax Considerations

This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

Recent Legislation

The recently enacted Tax Cuts and Jobs Act (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders.

Among other changes, the TCJA made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and the corporate alternative minimum tax has been eliminated, which would generally reduce the amount of U.S. federal income tax payable by our TRSs and by us to the extent we are subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired in a stock acquisition of a C corporation). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•
New accounting rules generally require us to recognize income items for U.S. federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain taxable income items.

•
Significant changes have been enacted to the international tax rules, which, among other consequences, could affect the amount, timing or character of income we recognize with respect to any foreign TRS.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. Investors are urged to consult their own tax advisors regarding the effect of the TCJA based on their particular circumstances.

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. gross domestic product, or GDP, growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in key gateway cities and destination resort locations in the United States, our business may be particularly sensitive to changes in foreign exchange rates or a negative international perception of the United States arising from its political or other positions. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will continue to experience improving economic fundamentals in the future but we cannot assure you how long the growth period of the current lodging cycle will last. However, in the event conditions in the industry deteriorate or do not continue to see sustained improvement as we expect, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

Our hotels are subject to significant competition.

Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be materially adversely affected. We expect near-term supply growth in top-25 urban markets will exceed historical averages. For 2018, we currently project a 3.2% increase in supply for the top-25 urban markets.

We own four hotels in New York City, representing 16% of our portfolio measured by number of rooms as of December 31, 2017. For 2018, we currently project a 6.8% increase in supply in the New York City market.

We own two hotels located in Chicago that represent approximately 16% of our portfolio measured by number of rooms as of December 31, 2017. For 2018, we currently project a 1.7% increase in supply in the Chicago market.

We own two hotels located in Boston that represent approximately 12% of our portfolio measured by number of rooms as of December 31, 2017. For 2018, we currently project a 4.8% increase in supply in the Boston market.

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

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to Expedia.com and Priceline.com and their subsidiaries. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If bookings through these intermediaries increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisers. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification. In response to these intermediaries, the brand operators and franchisors have launched initiatives to offer discounted rates for booking on their sites, which could put downward pressure on rates and revenue. In addition, an increasing number of companies have entered various aspects of the online travel market. Google, for example, has established a hotel meta-search business (“Hotel Ads”) which is growing rapidly, as well as its “Book on Google” reservation functionality. An increase in hotel reservations made through Google or its competitors, such as Apple, Amazon or Facebook, may reduce the value of our franchise brands, which may negatively affect our average rates and revenues.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb, as well as alternative meeting and event space platforms, such as Convene. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging and event space. Increasing use of these alternative facilities could materially adversely affect the occupancy at our hotels and could put downward pressure on average rates and revenues.

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

In addition, the real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in supply of competitive hotels;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in tax laws and property taxes, or an increase in the assessed valuation of a property for real estate tax purposes;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	fluctuations in foreign currency exchange rates;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

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

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown, and the Westin Boston Waterfront Hotel, as well as the ground lease underlying our annex sublease at the Orchards Inn Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

There are several unique risks associated with the ownership of Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”).

Frenchman's Reef is located on the side of a cliff facing the ocean in the United States Virgin Islands, which is in the so-called “hurricane belt” in the Caribbean. It was partially destroyed by a hurricane in the mid-1990s and since then has been damaged by subsequent hurricanes, most recently by Hurricanes Irma and Maria in September 2017. As a result of the damage sustained by Hurricanes Irma and Maria, Frenchman’s Reef has been closed since September 2017 and is expected to remain closed at least through the end of 2019. While we maintain insurance against wind damage in an amount that we believe is customarily obtained for or by hotel owners, Frenchman's Reef has a $6.5 million deductible if it is damaged due to a named windstorm event; therefore, we are self-insured for losses up to $6.5 million caused by a named windstorm event. While we currently expect that insurance proceeds will be sufficient to cover all or a substantial portion of the remediation costs and business interruption caused by Hurricanes Irma and Maria, no determination has been made as to the total amount or timing of those payments. Should a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in Frenchman's Reef, as well as the anticipated future revenue and profits of this hotel. While we cannot predict whether there will be another hurricane that will impact this hotel, if there is, then it could have a material adverse effect on the operations of this hotel.

Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate the hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

The hotel generates its own electricity; however, the hotel still depends on oil to generate electricity. If the price of oil were to increase, the cost to generate electricity would likely increase dramatically and this would have a significant impact on the results of operation at the hotel. Also, if the hotel's self-generation system fails, the hotel would be forced to utilize service from local utility providers which are prone to disruptions, including power outages from time to time. Such disruptions could adversely affect occupancy rates, revenues and profits at the hotel.

Hurricanes Irma and Maria significantly damaged Frenchman’s Reef, and the prolonged impact of the damage to Frenchman’s Reef and to the United States Virgin Islands may adversely affect our results of operations.

In September 2017, Frenchman’s Reef sustained significant damage from Hurricane Irma and, to a lesser extent, Hurricane Maria, and it is currently closed. The surrounding community sustained significant damage, and we cannot know when or to what extent the community will be rebuilt and restored. The damage in the community may lead to a prolonged decline in local tourism, a delay in rebuilding local infrastructure, the flight of available employees to rebuild or service our hotel, and/or an increase in the cost of materials or insurance at our hotel. In addition, the terms of the Frenchman’s Reef management agreement permitted either party to terminate the management agreement in the event that the hotel sustained catastrophic damage, as defined in the management agreement. We terminated the management agreement, effective February 20, 2018. We may experience difficulty in finding a qualified hotel operator once the hotel is repaired, and our stock price may be adversely affected as a result. The occurrence of any of these or other effects could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In the event of natural disasters caused by climate change or otherwise, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Five of our hotels (The Lodge at Sonoma, Westin San Diego, Hotel Rex, Renaissance Charleston Historic District and Shorebreak Hotel) are located in areas that are seismically active. Five of our hotels (Frenchman's Reef, The Inn at Key West, Sheraton Suites Key West, Westin Fort Lauderdale Beach Resort, and Renaissance Charleston) are located in areas that have experienced, and will continue to experience, many hurricanes. Nine of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston, and Washington, D.C. These hotels are material to our financial results, having constituted 74% of our total revenues in 2017. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, a changing climate in the area of any of our hotels, outbreaks of diseases, such as Zika, Ebola, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida and U.S. Virgin Island hotels (Frenchman's Reef, Westin Fort Lauderdale Beach Resort, The Inn at Key West and Sheraton Suites Key West) each have a deductible of 5% of total insured value for a named storm. In addition, each of our California hotels (Westin San Diego, Hotel Rex, Shorebreak Hotel and The Lodge at Sonoma) have a deductible of 5% of total insured value for damage due to an earthquake. Due to the damage sustained by Frenchman’s Reef as a result of Hurricanes Irma and Maria in 2017, we submitted a significant insurance claim. While we currently expect that insurance proceeds will be sufficient to cover all or a substantial portion of the remediation costs and business interruption at Frenchman’s Reef, this claim and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

Various types of catastrophic losses, like earthquakes, floods, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited to certain matters, including approval of the annual operating budget. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. While we and our TRS lessees closely monitor the performance of our hotel managers, we do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe that our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Although several of our management agreements have relatively short terms, most of our current management agreements are non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties and the new management companies may not meet our performance expectations, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

As of December 31, 2017, 20 of our 28 hotels operate under brands owned by Marriott and 3 of our hotels operate under brands owned by Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

As of December 31, 2017, 13 of our hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

If we fail to maintain these required standards, then the brand may terminate its agreement with us and assert a claim for damages for any liability we may have caused, which could include liquidated damages. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. For example, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. Though the Company is now no longer in default, if the franchisor of that hotel had elected to terminate the franchise agreement for that hotel, such termination may have triggered a default or acceleration of our obligations under some of our mortgage loans and may result in the franchisor pursuing a claim for liquidated damages. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system, all or any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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
If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise license at a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise licenses or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise license or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise licenses or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Our business may be adversely affected by consolidation in the lodging industry.

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. For instance, in 2016, Marriott acquired Starwood Hotels & Resorts, resulting in the increased portfolio concentration in the Marriott brand family (20 of our 28 hotels). We believe Marriott may use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

Industry consolidation could also result in the lack of differentiation among the brands, which could impact the ability to drive higher rates in those brands. In addition, to the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, such as disruptions in processing guest reservations, delayed bookings or sales, or lost guest reservations, which could adversely affect our financial condition and results of operations.

Our ownership of properties through ground leases exposes us to the risks that we may have difficulty financing such properties, be forced to sell such properties for a lower price, are unable to extend the ground leases at maturity or lose such properties upon breach or termination of the ground leases.

We hold a leasehold or subleasehold interest in all or a portion of the land underlying seven of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown, Westin Boston Waterfront Hotel, Shorebreak Hotel, JW Marriott Denver, and Orchards Inn Sedona), and the parking lot at another of our hotels (Renaissance Worthington).

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

Our success depends on senior executive officers whose continued service is not guaranteed, and changes in our senior executive officers may adversely affect the operation of our business.

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

Increases in interest rates may increase our interest expense.

Higher interest rates could increase debt service requirements on any of our floating rate debt, including our unsecured term loans and any outstanding balance on our senior unsecured credit facility, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities or other purposes.

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2017, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to federal income tax on our taxable income at the corporate rate. We might need to borrow money or sell assets in order to pay any such tax. Also, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and we would no longer be compelled to make distributions under the Code. Unless we were entitled to relief under certain federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT, but we may be required to pay a penalty tax, which could be substantial.

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

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Our domestic TRSs are subject to federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire) and yield support payments, net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial. Our non-U.S. TRSs also may be subject to tax in jurisdictions where they operate.

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

A maximum 20% tax rate applies to “qualified” dividends payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not qualified dividends eligible for the reduced rates and are taxed at normal ordinary income tax rates (provided that for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers generally may deduct up to 20% of their ordinary REIT dividends). However, to the extent that such dividends are attributable to certain dividends that we receive from a taxable REIT subsidiary, such dividends generally will be eligible for the reduced rates that apply to qualified dividends. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, non-REIT corporations may begin to pay dividends or increase dividends as a result of the lower corporate income tax rate that is effective for taxable years beginning after December 31, 2017. As a result, the trading price of our common stock may be negatively impacted.

Tax legislation or regulatory action could adversely affect us or our investors.

On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in our TRSs being subject to higher income taxes than might otherwise apply (even in light of the reduction in the corporate tax rate), and us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our common stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2017.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Waterfront Hotel	Boston	Massachusetts	Upper Upscale	Full Service	793	Marriott
Lexington Hotel New York	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown	Salt Lake City	Utah	Upper Upscale	Full Service	510	Marriott
Renaissance Worthington	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Marriott Beach Resort	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	Marriott (2)
Westin San Diego	San Diego	California	Upper Upscale	Full Service	436	Interstate Hotels & Resorts
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
Westin Washington, D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	HEI Hotels & Resorts
Hilton Boston Downtown	Boston	Massachusetts	Upper Upscale	Full Service	403	Davidson Hotels & Resorts
Vail Marriott Mountain Resort & Spa	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Marriott Atlanta Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Marriott
Courtyard Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
The Gwen Chicago	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Interstate Hotels & Resorts
JW Marriott Denver at Cherry Creek	Denver	Colorado	Luxury	Full Service	196	Sage Hospitality
Courtyard Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Marriott
Sheraton Suites Key West	Key West	Florida	Upper Upscale	Full Service	184	Ocean Properties
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Marriott
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston	Charleston	South Carolina	Upper Upscale	Full Service	166	Marriott
Shorebreak Hotel	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Inn at Key West	Key West	Florida	Upscale	Select Service	106	Ocean Properties
Hotel Rex	San Francisco	California	Upper Upscale	Full Service	94	Viceroy Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Two Roads Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Two Roads Hospitality
Total					9,630
(1) As defined by Smith Travel Research
(2) We terminated the management agreement with Marriott, effective February 20, 2018. The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria.

We are party to hotel management agreements for each of our hotels and franchise agreements for 13 of our hotels. Additional information regarding our hotel management and franchise agreements can be found in Note 12 to our accompanying consolidated financial statements.

Eight of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 8 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The following table sets forth, for the indicated period, the high and low sales prices for the common stock, as reported on the NYSE:

	Price Range
	High	Low
Year Ended December 31, 2016:
First Quarter	$10.23	$7.28
Second Quarter	10.03	8.22
Third Quarter	10.87	8.76
Fourth Quarter	11.61	8.73
Year Ended December 31, 2017:
First Quarter	$12.00	$10.62
Second Quarter	11.80	10.55
Third Quarter	12.08	10.43
Fourth Quarter	11.72	10.52

The closing price of our common stock on the NYSE on December 29, 2017 was $11.29 per share.

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

The graph assumes an initial investment on December 31, 2012 of $100 in our common stock in each of the indexes and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

5 Year Total Returns Graph
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
DiamondRock Hospitality Total Return
S&P 500 Total Return
Dow Jones US Hotels Total Return

	Year Ended December 31,
	2012	2013	2014	2015	2016	2017
DiamondRock Hospitality Company Total Return	$100.00	$132.76	$176.36	$119.38	$150.20	$152.10
S&P 500 Total Return	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Dow Jones U.S. Hotels Total Return	$100.00	$127.70	$165.28	$120.03	$149.15	$159.19

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

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. The following table sets forth the dividends declared on our shares of common stock during the years ended December 31, 2017 and 2016.

Payment Date	Record Date	Dividend per Share
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 29, 2017	$0.125
January 12, 2018	December 29, 2017	$0.125

Stockholder Information

As of February 23, 2018, there were 12 record holders of our common stock and we believe we have more than one thousand beneficial holders. In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2017 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,314,553 (1)	— (2)	5,635,575
Equity compensation plans not approved by security holders	—	—	—
Total	1,314,553	—	5,635,575
__________________________________

(1)	Includes 528,756 shares of common stock issuable pursuant to our deferred compensation plan and 785,797 shares of common stock issuable upon the achievement of certain performance conditions.

(2)	Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2017 Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2017	—	$—	—	$143,503
November 1 - November 30, 2017	—	$—	—	$143,503
December 1 - December 31, 2017	744 (2)	$11.24	—	$143,503
______________________________

(1)
Represents amounts available under the Company's $150 million share repurchase program. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be suspended or terminated at any time without prior notice. In December 2017, our board of directors renewed the $150 million share repurchase program, effective January 1, 2018 through January 1, 2020. We have not repurchased shares subsequent to December 31, 2017. Accordingly, we currently have $150 million available under the Company's share repurchase program.

(2)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Revenues:
Rooms	$635,932	$650,624	$673,578	$628,870	$558,751
Food and beverage	183,049	194,756	208,173	195,077	193,043
Other	51,024	51,178	49,239	48,915	47,894
Total revenues	870,005	896,558	930,990	872,862	799,688
Operating expenses:
Rooms	158,534	159,151	163,549	162,870	151,040
Food and beverage	120,460	125,916	137,297	135,402	136,454
Management fees	21,969	30,143	30,633	30,027	25,546
Other hotel expenses	302,272	302,805	317,623	295,826	284,523
Impairment losses	3,209	—	10,461	—	—
Hotel acquisition costs	2,028	—	949	2,177	—
Corporate expenses (1)	26,711	23,629	24,061	22,267	23,072
Depreciation and amortization	99,090	97,444	101,143	99,650	103,895
Gain on business interruption insurance	(4,051)	—	—	—	—
Gain on property insurance proceeds	—	—	—	(1,825)	—
Gain on litigation settlement, net	—	—	—	(10,999)	—
Total operating expenses	730,222	739,088	785,716	735,395	724,530
Operating income	139,783	157,470	145,274	137,467	75,158
Interest and other income, net	(1,820)	(762)	(688)	(3,027)	(6,328)
Interest expense	38,481	41,735	52,684	58,278	57,279
Gain on repayments of notes receivable	—	—	(3,927)	(13,550)	—
Loss (gain) on sales of hotel properties, net	764	(10,698)	—	(50,969)	—
Gain on hotel property acquisition	—	—	—	(23,894)	—
Loss on early extinguishment of debt	274	—	—	1,616	1,492
Income from continuing operations before income taxes	102,084	127,195	97,205	169,013	22,715
Income tax (expense) benefit	(10,207)	(12,399)	(11,575)	(5,636)	1,113
Income from continuing operations	91,877	114,796	85,630	163,377	23,828
Income from discontinued operations, net of income taxes	—	—	—	—	25,237
Net income	$91,877	$114,796	$85,630	$163,377	$49,065
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except for per share data)
Earnings per share:
Continuing operations	$0.46	$0.57	$0.43	$0.83	$0.12
Discontinued operations	—	—	—	—	0.13
Basic earnings per share	$0.46	$0.57	$0.43	$0.83	$0.25
Diluted earnings per share	$0.46	$0.57	$0.43	$0.83	$0.25
Other data:
Dividends declared per common share	$0.50	$0.50	$0.50	$0.41	$0.34

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,692,286	$2,646,676	$2,882,176	$2,764,393	$2,567,533
Cash and cash equivalents	183,569	243,095	213,584	144,365	144,584
Total assets	3,100,858	3,050,908	3,312,510	3,151,687	3,042,115
Total debt	937,792	920,539	1,169,749	1,031,666	1,086,203
Total liabilities	1,267,213	1,214,121	1,487,905	1,322,700	1,361,424
Stockholders' equity	1,833,645	1,836,787	1,824,605	1,828,987	1,680,691

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2017, we owned a portfolio of 28 premium hotels and resorts that contain 9,630 guest rooms located in 18 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands—the Frenchman's Reef & Morning Star Marriott Beach Resort—and one of our hotels in Key West, Florida—the Inn at Key West—are currently closed due to damage incurred from Hurricanes Irma and Maria in September 2017.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA) and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 73% of our total revenues for the year ended December 31, 2017 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2017

Key highlights for 2017 include the following:

Hotel Acquisitions. In February 2017, we acquired the 88-room L'Auberge de Sedona and the 70-room Orchards Inn Sedona for a contractual purchase price of $97 million. The hotels generated combined year-over-year RevPAR growth of approximately 19% for the year ended December 31, 2017.

Financing Activity. On April 26, 2017, we closed on a new five-year $200 million unsecured term loan and used the proceeds to repay the $170.4 million mortgage loan secured by the Lexington Hotel New York.

Update on Impact from Natural Disasters

Frenchman's Reef & Morning Star Marriott Beach Resort. The hotel sustained significant hurricane damage during September 2017. The hotel closed on September 6, 2017 and is currently expected to remain closed through the end of 2019. We terminated the management agreement with Marriott, effective February 20, 2018.

The Inn at Key West. The hotel sustained substantial wind and water-related damage from Hurricane Irma. The hotel closed on September 6, 2017 to comply with a mandatory evacuation order. We are in the process of completing a comprehensive renovation of the hotel as part of the remediation and expect to reopen the hotel as the Havana Cabana Key West in the second quarter of 2018.

The Lodge at Sonoma Renaissance Resort & Spa. The hotel was impacted by smoke infiltration during the recent wildfires and was closed from October 10, 2017 through October 19, 2017. The smoke infiltration has been remediated and the hotel re-opened on October 20, 2017.

We are pursuing insurance claims for the remediation of property damage and business interruption at Frenchman's Reef, the Inn at Key West and the Lodge at Sonoma. We are insured for up to $361 million for each covered event, subject to certain deductibles and sub limits. As of December 31, 2017, we had received insurance proceeds to-date of $10.0 million related to property damage, extra expenses, and business interruption. During the fourth quarter of 2017, we recognized a $4.1 million gain on business interruption insurance related to the claims for Frenchman's Reef and the Inn at Key West. Subsequent to December 31, 2017, we have received additional insurance proceeds of $37.5 million related to the property damage, extra expenses, and business interruption of Frenchman's Reef.

Recent Developments

In January 2018, we signed a purchase and sale agreement to acquire the Landing Resort & Spa in South Lake Tahoe, California. The acquisition is expected to close before the end of the first quarter of 2018 and will be funded with cash on hand. In February 2018, we signed a purchase and sale agreement to acquire another hotel, which we expect to close within the next 60 days and will be funded with cash on hand.

Outlook for 2018

We believe the economic growth outlook for 2018 is favorable based on economic momentum in the back half of 2017 from improving GDP growth. We believe that this economic growth outlook will support lodging demand as unemployment remains low and corporate earnings have exceeded recent expectations.

We expect 2018 will be the U.S. lodging industry's ninth year of consecutive RevPAR growth. We expect new hotel supply growth in top-25 urban markets to exceed historical averages. Our portfolio is weighted towards top-25 urban markets, specifically New York City, Chicago, and Boston, which have recently experienced or are currently experiencing new hotel supply increases in excess of national averages. We expect demand to outpace the increase in supply.

We enter 2018 with several favorable factors, including: (1) ownership of a high-quality portfolio concentrated in urban and resort locations; (2) increased internal growth from the continuation of our asset management initiatives and the $100 million in 2017 hotel renovations and capital improvements; (3) low leveraged capital structure; and (4) an unrestricted cash balance of $184 million and no outstanding borrowings on our $300 million senior unsecured credit facility as of December 31, 2017.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2017 for each of the hotels we owned during 2017.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2016 RevPAR (1)
Chicago Marriott	Chicago, Illinois	1,200	72.1%	$221.62	$159.69	2.2%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	76.8%	254.75	195.64	2.4%
Lexington Hotel New York	New York, New York	725	92.6%	246.10	227.89	2.0%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	76.5%	165.98	126.92	15.0%
Renaissance Worthington	Fort Worth, Texas	504	74.4%	182.15	135.44	23.3%
Frenchman’s Reef & Morning Star Marriott Beach Resort (2)	St. Thomas, U.S. Virgin Islands	502	87.8%	282.68	248.16	16.7%
Westin San Diego	San Diego, California	436	84.9%	192.08	163.06	2.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	85.7%	189.47	162.31	(4.4)%
Westin Washington, D.C. City Center	Washington, D.C.	410	86.2%	221.71	191.10	1.5%
Hilton Boston Downtown	Boston, Massachusetts	403	86.1%	288.20	248.15	2.2%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	69.7%	281.61	196.24	2.4%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	75.3%	167.22	125.92	0.9%
Courtyard Manhattan/Midtown East	New York, New York	321	91.7%	257.86	236.53	(2.9)%
The Gwen Chicago	Chicago, Illinois	311	74.9%	227.49	170.48	4.1%
Hilton Garden Inn New York City/Times Square Central	New York, New York	282	97.3%	245.38	238.66	(1.2)%
Bethesda Marriott Suites	Bethesda, Maryland	272	74.8%	170.04	127.21	3.5%
Hilton Burlington	Burlington, Vermont	258	80.8%	178.05	143.78	1.6%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.0%	261.38	211.82	(2.2)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	90.2%	261.32	235.69	1.2%
Sheraton Suites Key West	Key West, Florida	184	86.2%	254.02	218.90	(0.7)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	64.9%	312.44	202.68	(13.0)%
Courtyard Denver Downtown	Denver, Colorado	177	82.2%	200.85	165.10	2.5%
Renaissance Charleston	Charleston, South Carolina	166	80.9%	246.83	199.73	4.5%
Shorebreak Hotel	Huntington Beach, California	157	75.6%	238.63	180.34	1.4%
Inn at Key West (2)	Key West, Florida	106	82.1%	197.17	161.89	(4.3)%
Hotel Rex	San Francisco, California	94	81.4%	219.31	178.45	(5.9)%
L'Auberge de Sedona (3)	Sedona, Arizona	88	76.1%	546.82	416.29	21.8%
Orchards Inn Sedona (3)	Sedona, Arizona	70	79.9%	228.90	182.95	12.6%
Total/Weighted Average		9,630	80.6%	$230.80	$186.01	2.7%
________________

(1)	The percentage change from 2016 RevPAR reflects the comparable period in 2016 to our 2017 ownership period for all hotels.

(2)
The hotel closed on September 6, 2017 due to Hurricane Irma and remains closed. The percentage change from 2016 RevPAR reflects the comparable period in 2016 to the period in which the hotel was open from January 1, 2017 to September 5, 2017.

(3)	The hotels were purchased on February 28, 2017. The operating statistics reflect the period from February 28, 2017 to December 31, 2017.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2017	2016	% Change

Rooms	$635.9	$650.6	(2.3)%
Food and beverage	183.1	194.8	(6.0)
Other	51.0	51.2	(0.4)
Total revenues	$870.0	$896.6	(3.0)%

Our total revenues decreased $26.6 million from $896.6 million for the year ended December 31, 2016 to $870.0 million for the year ended December 31, 2017. Our total revenues include amounts that are not comparable year-over-year due to acquisitions and dispositions as follows:

•$14.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.

•$24.8 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$6.4 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$21.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$7.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Additionally, the year-over year change in total revenues includes a decrease of $18.6 million that is not comparable due to the closure of Frenchman's Reef & Morning Star Marriott Beach Resort and the Inn at Key West. Both hotels closed on September 6, 2017 due to Hurricane Irma and remain closed.

Excluding these non-comparable amounts our total revenues increased $8.0 million, or 1.0%.

The following are key hotel operating statistics for the years ended December 31, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the hotels sold in 2016. The 2016 amounts also exclude the results from Frenchman's Reef & Morning Star Marriott Beach Resort and the Inn at Key West for the period in 2016 comparable to the hotels' closure beginning September 6, 2017 through the end of 2017.

	Year Ended December 31,
	2017	2016	% Change
Occupancy %	80.6%	79.8%	0.8 percentage points
ADR	$230.61	$227.46	1.4%
RevPAR	$185.93	$181.58	2.4%

Excluding non-comparable amounts, our rooms revenues increased $10.4 million, or 1.7%. The increase in room revenues is primarily a result of a 7.4% increase in business transient and a 3.5% increase in group business, partially offset by a 24.2% decrease in contract business and a 1.1% decrease in the leisure segment.

Food and beverage revenues decreased $11.7 million from the year ended December 31, 2016, which includes amounts that are not comparable year-over-year due to acquisitions and dispositions as follows:

•$4.7 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$9.1 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$0.1 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$7.0 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$3.3 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Additionally, the year-over year change in food and beverage revenues includes a decrease of $5.0 million that are not comparable due to the closure of Frenchman's Reef & Morning Star Marriott Beach Resort and the Inn at Key West. Both hotels closed on September 6, 2017 due to Hurricane Irma and remain closed.

Excluding these non-comparable amounts, food and beverage revenues decreased $3.1 million, or 1.8%. The decrease in food and beverage revenues is primarily a result of a decrease in banquets.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.7 million.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2017	2016	% Change

Rooms departmental expenses	$158.5	$159.2	(0.4)%
Food and beverage departmental expenses	120.5	125.9	(4.3)
Other departmental expenses	11.5	11.4	0.9
General and administrative	74.7	76.5	(2.4)
Utilities	23.4	25.9	(9.7)
Repairs and maintenance	34.5	35.6	(3.1)
Sales and marketing	59.1	62.0	(4.7)
Franchise fees	24.0	21.8	10.1
Base management fees	15.7	22.3	(29.6)
Incentive management fees	6.3	7.8	(19.2)
Property taxes	51.9	46.4	11.9
Other fixed charges	12.9	10.6	21.7
Ground rent—Contractual	4.1	6.9	(40.6)
Ground rent—Non-cash	6.1	5.7	7.0
Total hotel operating expenses	$603.2	$618.0	(2.4)%

Our hotel operating expenses decreased $14.8 million from $618.0 million for the year ended December 31, 2016 to $603.2 million for the year ended December 31, 2017. The decrease in hotel operating expenses includes amounts that are not comparable year-over-year due to acquisitions and dispositions as follows:

•$9.1 million decrease from the Orlando Airport Marriott, which was sold on June 8, 2016.
•$19.4 million decrease from the Minneapolis Hilton, which was sold on June 30, 2016.
•$4.8 million decrease from the Hilton Garden Inn Chelsea/New York City, which was sold on July 7, 2016.
•$15.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.
•$4.9 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Additionally, the year-over year change in hotel operating expenses include a decrease of $12.0 million of net hotel operating expenses that are not comparable due to the closure of Frenchman's Reef & Morning Star Marriott Beach Resort and the Inn at Key West. Both hotels closed on September 6, 2017 due to Hurricane Irma and remain closed.

Excluding the non-comparable amounts, hotel operating expenses increased $11.1 million, or 2.9%, from the year ended December 31, 2016.

In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization of key money during the year ended December 31, 2017. In connection with the termination of the hotel manager of Frenchman's Reef & Morning Star Marriott Beach Resort, we accelerated the amortization of key money from the date of our notice of termination in 2017 through the effective termination date of February 20, 2018. We recognized an additional $2.6 million of amortization of key money during the year ended December 31, 2017 in connection with this acceleration. In total, this accelerated amortization reduced base management fees by $4.5 million during the year ended December 31, 2017.

Other fixed charges increased $2.3 million, or 21.7%, from the year ended December 31, 2016, primarily due to hurricane-related costs that are not recoverable through insurance.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.6 million from the year ended December 31, 2016. The increase is primarily due to depreciation from our 2017 hotel acquisitions and on capital expenditures from our recent hotel renovations, partially offset by our 2016 hotel dispositions.

Impairment losses. During the year ended December 31, 2017, we recorded impairment losses of $3.2 million. The loss is comprised of $1.8 million from the write-off of construction in progress that was determined not to be recoverable, $0.9 million from the write-off of property and equipment disposed at our hotels impacted by the hurricanes during September 2017 that is not expected to be recovered by insurance proceeds, and $0.5 million on the rent receivable asset related to a tenant lease at the Lexington Hotel New York. We did not recognize any impairment losses during the year ended December 31, 2016.

Hotel acquisition costs. We recorded $2.0 million of hotel acquisition costs during the year ended December 31, 2017, which is comprised of $2.2 million of costs incurred from the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona, offset by a refund of $0.2 million of transfer taxes related to the acquisition of the Hotel Rex. We had no hotel acquisitions during the year ended December 31, 2016.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $3.1 million, from $23.6 million for the year ended December 31, 2016 to $26.7 million for the year ended December 31, 2017. The increase is primarily due to higher employee-related costs in 2017 and the reversal of $0.7 million in 2016 of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

Gain on business interruption insurance. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef & Morning Star Marriott Beach Resort and the Inn at Key West, which resulted in lost revenue and additional expenses covered under our insurance policy. For the year ended December 31, 2017, we recognized a $4.1 million gain on business interruption insurance, which is in addition to $7.3 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying consolidated statement of operations.

Interest expense. Our interest expense was $38.5 million and $41.7 million for the years ended December 31, 2017 and December 31, 2016, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2017	2016
Mortgage debt interest	$29.3	$36.8
Term loan interest	6.2	1.3
Credit facility interest and unused fees	1.0	1.3
Amortization of deferred financing costs	2.0	2.3
	$38.5	$41.7

The decrease in mortgage debt interest expense is primarily related to the repayment of the mortgage loans secured by the the Courtyard Manhattan Fifth Avenue and the Lexington Hotel. The decrease is also attributed to the sale of the Hilton Minneapolis on June 30, 2016. The decrease in interest expense is partially offset by the increase in interest expense on our two unsecured term loans, entered into in May 2016 and April 2017.

Loss on early extinguishment of debt. We prepaid the $170.4 million mortgage loan previously secured by the Lexington Hotel on April 26, 2017 and recognized a loss on early extinguishment of debt of approximately $0.3 million.

Income taxes. We recorded income tax expense of $10.2 million in 2017 and $12.4 million in 2016. The 2017 income tax expense includes $8.7 million of income tax expense incurred on the $26.9 million pre-tax income of our domestic TRSs and foreign income tax expense of $1.5 million incurred on the $11.4 million pre-tax income of the TRS that owns Frenchman's Reef. The 2016 income tax expense includes $12.4 million of income tax expense incurred on the $29.4 million pre-tax income of our TRS. There was no foreign income tax expense incurred on the TRS that owns Frenchman's Reef. The 2017 income tax provision included a benefit of $4.2 million due to a remeasurement of our net deferred tax liabilities as of December 31, 2017 as a result of the TCJA, which lowered the corporate tax rates from a maximum of 35% to a flat rate of 21% effective for tax years beginning after December 31, 2017.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2016	2015	% Change

Rooms	$650.6	$673.6	(3.4)%
Food and beverage	194.8	208.2	(6.5)
Other	51.2	49.2	4.1
Total revenues	$896.6	$931.0	(3.7)%

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

Food and beverage revenues decreased $13.4 million from the year ended December 31, 2015, which includes amounts that are not comparable year-over-year as follows:

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

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2016	2015	% Change

Rooms departmental expenses	$159.2	$163.5	(2.6)%
Food and beverage departmental expenses	125.9	137.3	(8.3)
Other departmental expenses	11.4	17.1	(33.3)
General and administrative	76.5	73.8	3.7
Utilities	25.9	27.1	(4.4)
Repairs and maintenance	35.6	36.9	(3.5)
Sales and marketing	62.0	64.5	(3.9)
Franchise fees	21.8	22.0	(0.9)
Base management fees	22.3	23.2	(3.9)
Incentive management fees	7.8	7.4	5.4
Property taxes	46.4	46.9	(1.1)
Other fixed charges	10.6	12.6	(15.9)
Hotel pre-opening costs	—	1.7	(100.0)
Ground rent—Contractual	6.9	9.4	(26.6)
Ground rent—Non-cash	5.7	5.7	—
Total hotel operating expenses	$618.0	$649.1	(4.8)%

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

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.5 million, from $24.1 million for the year ended December 31, 2015 to $23.6 million for the year ended December 31, 2016. The decrease is primarily due to a decrease in bonus expense and the reversal of $0.7 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer, partially offset by an increase in other employee compensation and audit fees in 2016

Interest expense. Our interest expense was $41.7 million and $52.7 million for the years ended December 31, 2016 and December 31, 2015, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2016	2015
Mortgage debt interest	$36.8	$49.0
Term loan interest	1.3	1.1
Credit facility interest and unused fees	1.3	2.1
Amortization of deferred financing costs and debt premium	2.3	—
Interest rate cap fair value adjustment	—	0.5
	$41.7	$52.7

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

Income taxes. We recorded income tax expense of $12.4 million in 2016 and $11.6 million in 2015. The 2016 income tax expense includes $12.4 million of income tax expense incurred on the $29.4 million pre-tax income of our TRS. There was no foreign income tax expense incurred on the TRS that owns Frenchman's Reef. The 2015 income tax expense includes $11.3 million of income tax expense incurred on the $29.1 million pre-tax income of our TRS, and foreign income tax expense of $0.3 million incurred on the $7.2 million pre-tax income of the TRS that owns Frenchman's Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases, if any, under our share repurchase program, hotel acquisitions, costs to repair property damaged by natural disasters, and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, equity issuances, proceeds from new financings and refinancings of maturing debt, insurance proceeds, proceeds from potential property dispositions, and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

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

ATM Program

We have equity distribution agreements, as amended, with a number of sales agents (the “ATM Program") to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
We did not sell any shares under the ATM Program between January 2015 and December 31, 2017. In December 2017, our board of directors renewed the $200 million ATM Program. As of December 31, 2017, $200 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program.

Subsequent to December 31, 2017, we sold 230,719 shares of common stock at an average price of $12.02 for net proceeds of $2.7 million through February 27, 2018 under the ATM Program.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2017, we had $937.8 million of debt outstanding with a weighted average interest rate of 3.8% and a weighted average maturity date of approximately 5.7 years. We maintain one of the lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 20 of our 28 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

Share Repurchase Program

We have a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements. During the year ended December 31, 2016, we repurchased 728,237 shares of our common stock at an average price of $8.92 per share for a total purchase price of $6.5 million. We have not repurchased any additional shares in 2017 or subsequent to December 31, 2017. We retired all repurchased shares on their respective settlement dates. In December 2017, our board of directors renewed the $150 million share repurchase program, effective January 1, 2018. As of February 27, 2018, we have $150.0 million of authorized capacity remaining under our share repurchase program. Currently, we do not expect to utilize our share repurchase program unless we believe our cost of capital is elevated.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of December 31, 2017, we had no outstanding borrowings on our senior unsecured credit facility.

Senior Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021 and a $200 million unsecured term loan expiring in April 2022. Information about our senior unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility, proceeds from hotel dispositions, and proceeds from insurance claims. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs and dividends. As of December 31, 2017, we had $183.6 million of unrestricted corporate cash and $40.2 million of restricted cash, as well as our senior unsecured credit facility with no outstanding borrowings.

Our net cash provided by operations was $204.5 million for the year ended December 31, 2017. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $178.6 million for the year ended December 31, 2017, which consisted of $93.8 million paid for the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona and capital expenditures at our hotels of $99.6 million, offset by $10.0 million of proceeds from our property insurance policy related to remediation activities at our hotels impacted by Hurricanes Irma and Maria, and the net return of $5.5 million from property improvement reserves included within restricted cash to fund capital expenditures.

Our net cash used in financing activities was $85.4 million for the year ended December 31, 2017, which consisted of our $170.4 million repayment of the mortgage debt secured by the Lexington Hotel, $100.5 million of dividend payments, $0.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $1.6 million of financing costs related to our unsecured term loan, and $12.4 million of scheduled mortgage debt principal payments, partially offset by $200.0 million of proceeds from our new unsecured term loan.

We currently anticipate our significant sources of cash for the year ending December 31, 2018 will be the net cash flow from hotel operations, proceeds from insurance claims, and potential issuance of shares under our ATM Program. We expect our estimated uses of cash for the remainder of the year ending December 31, 2018 will be regularly scheduled debt service payments, capital expenditures, remediation and repair costs, dividends, corporate expenses, potential hotel acquisitions, and potential share repurchases.

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

The following table sets forth the dividends on our common shares for the years ended December 31, 2017 and 2016:

Payment Date	Record Date	Dividend per Share
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 29, 2017	$0.125
January 12, 2018	December 29, 2017	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2017, we have set aside $34.9 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $99.6 million on capital improvements during the year ended December 31, 2017, which included the following significant projects:

•	Chicago Marriott Downtown: We completed the third phase of the multi-year renovation, which included the upgrade renovation of approximately 340 guest rooms.

•	The Gwen: We completed the renovation of the hotel's 311 guest rooms in April 2017.

•	Worthington Renaissance: We completed the renovation of the hotel's 504 guest rooms in January 2017.

•	Charleston Renaissance: We completed the renovation of the hotel's 166 guest rooms in February 2017.

•	The Lodge at Sonoma: We completed the renovation of the hotel's 182 guest rooms in April 2017.

We expect to spend approximately $135 million on capital improvements at our hotels in 2018, which includes carryover from certain projects that commenced in 2017. Significant projects in 2018 include the following:

•
Chicago Marriott Downtown: We commenced the final phase of the hotel's multi-year renovation, which includes the remaining 258 of 1,200 guest rooms and the hotel's meeting space. This final phase is expected to be completed during the first quarter of 2018.

•	Vail Marriott: We expect to complete the comprehensive renovation of the hotel's guest rooms and meeting space in 2018 after the ski season.

•	Westin Fort Lauderdale Beach Resort: We expect to renovate the hotel's 432 guest rooms in 2018.

•	JW Marriott Denver: We expect to renovate the hotel's guest rooms, public space and meeting rooms in the fourth quarter of 2018, with the majority of the work occurring in 2019.

•	Hotel Rex: We expect to complete a comprehensive renovation of the hotel in the fourth quarter of 2018. The hotel will close for approximately four months during renovation.

•
The Inn at Key West: We are in the process of completing a comprehensive renovation of the hotel as part of the remediation of the substantial wind and water-related damage from Hurricane Irma. The hotel is expected to reopen as the Havana Cabana Key West in April 2018.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2017.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest (1)	$1,144,919	$49,996	$150,449	$381,330	$563,144
Operating Lease Obligations - Ground Leases and Office Space	643,733	4,957	9,468	9,509	619,799
Purchase Commitments (2)
Purchase Orders and Letters of Commitment	32,347	32,347	—	—	—
Total	$1,820,999	$87,300	$159,917	$390,839	$1,182,943
________________
(1) The interest expense for our variable rate loans is calculated based on the rate as of December 31, 2017.
(2) As of December 31, 2017, purchase orders and letters of commitment totaling approximately $32.3 million had been issued for renovations at our properties. We have committed to these projects and anticipate making similar arrangements in the future with our existing properties or any future properties that we may acquire.

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

Adjustments to EBITDA and FFO

We adjust EBITDA and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO when combined with U.S. GAAP net income, EBITDA and FFO, is beneficial to an investor's complete understanding of our consolidated operating performance.

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

•
Cumulative Effect of a Change in Accounting Principle: Infrequently, the Financial Accounting Standards Board (FASB) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments, which include the accounting impact from prior periods, because they do not reflect the Company’s actual underlying performance for the current period.

•
Gains or Losses from Early Extinguishment of Debt: We exclude the effect of gains or losses recorded on the early extinguishment of debt because these gains or losses result from transaction activity related to the Company’s capital structure that we believe are not indicative of the ongoing operating performance of the Company or our hotels.

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

•
Hotel Manager Transition Items: We exclude the transition costs and other related items, such as the acceleration of key money amortization, associated with a change in hotel manager because we believe these items do not reflect the ongoing performance of the Company or our hotels.

•
Other Items: From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements; bargain purchase gains incurred upon acquisition of a hotel; costs incurred related to natural disasters, such as hurricanes; and gains from insurance proceeds, other than income related to business interruption insurance.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$91,877	$114,796	$85,630
Interest expense	38,481	41,735	52,684
Income tax expense	10,207	12,399	11,575
Real estate related depreciation	99,090	97,444	101,143
EBITDA	239,655	266,374	251,032
Non-cash ground rent	6,290	5,671	5,915
Non-cash amortization of favorable and unfavorable contracts, net	(1,912)	(1,912)	(1,651)
Hurricane-related costs (1)	3,280	—	—
Loss (gain) on sale of hotel properties (2)	764	(10,698)	—
Loss on early extinguishment of debt	274	—	—
Gain on repayments of note receivable (3)	—	—	(3,927)
Hotel acquisition costs	2,028	—	949
Hotel manager transition items and pre-opening costs (4)	(3,637)	—	1,708
Severance costs (5)	—	(563)	328
Impairment losses	3,209	—	10,461
Lease preparation costs (6)	—	—	1,061
Adjusted EBITDA	$249,951	$258,872	$265,876
_______________

(1)	Represents stabilization, cleanup, and other costs (such as hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that are not expected to be recovered by insurance.
(2)
During the year ended December 31, 2017, we recognized an incremental pre-tax loss of $0.8 million due to a post-closing adjustment for hotel expenses incurred under our ownership period related to 2016 dispositions.

(3)	Gain on repayment of note receivable in 2015 is related to the repayment of the Oak Brook Hills Resort loan, is reported net of income tax expense.
(4)
Includes items related to the hotel manager changes during the year ended December 31, 2017, as follows: Courtyard Manhattan Midtown East: (a) employee severance costs of approximately $0.3 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott; transition costs of approximately $0.4 million related to the Hotel Rex, L'Auberge de Sedona and Orchards Inn Sedona; offset by $2.6 million of accelerated amortization of key money received from Marriott for Frenchman's Reef.

(5)
During the year ended December 31, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Amounts recognized in 2016 are classified as corporate expenses on the consolidated statements of operations and amounts recognized in 2015 are classified as other hotel expenses on the consolidated statements of operations.

(6)	Represents costs incurred to remove former tenant improvements from a vacant retail space at the Lexington Hotel.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$91,877	$114,796	$85,630
Real estate related depreciation	99,090	97,444	101,143
Impairment losses	3,209	—	10,461
Loss (gain) on sale of hotel properties, net of income tax (1)	458	(9,118)	—
FFO	194,634	203,122	197,234
Non-cash ground rent	6,290	5,671	5,915
Non-cash amortization of favorable and unfavorable contracts, net	(1,912)	(1,912)	(1,651)
Hurricane-related costs (2)	3,280	—	—
Loss on early extinguishment of debt	274	—	—
Gain on repayment of note receivable (3)	—	—	(2,317)
Hotel acquisition costs	2,028	—	949
Hotel manager transition items and pre-opening costs (4)	(3,637)	—	1,708
Severance costs (5)	—	(563)	328
Lease preparation costs (6)	—	—	1,061
Fair value adjustments to debt instruments	—	19	125
Adjusted FFO	$200,957	$206,337	$203,352
_______________

(1)
During the year ended December 31, 2017, we recognized an incremental loss, net of tax, of $0.5 million due to a post-closing adjustment for hotel expenses incurred under our ownership period related to 2016 dispositions.

(2)	Represents stabilization, cleanup, and other costs (such as hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that are not expected to be recovered by insurance.
(3)	Gain on repayment of note receivable in 2015 is related to the repayment of the Oak Brook Hills Resort loan, is reported net of income tax expense.
(4)
Includes items related to the hotel manager changes during the year ended December 31, 2017, as follows: Courtyard Manhattan Midtown East: (a) employee severance costs of approximately $0.3 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott; transition costs of approximately $0.4 million related to the Hotel Rex, L'Auberge de Sedona and Orchards Inn Sedona; offset by $2.6 million of accelerated amortization of key money received from Marriott for Frenchman's Reef.

(5)
During the year ended December 31, 2016, we reversed $0.7 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Amounts recognized in 2016 are classified as corporate expenses on the consolidated statements of operations and amounts recognized in 2015 are classified as other hotel expenses on the consolidated statements of operations.

(6)	Represents costs incurred to remove former tenant improvements from a vacant retail space at the Lexington Hotel.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2017 was $944.4 million, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $0.8 million annually.

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

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2018 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2018 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2018 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2018 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2018 proxy statement.

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

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.2.1
Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.2.2
First Amendment to the Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2017)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of June 4, 2004 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on December 7, 2009)

10.2*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.3*
Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 19, 2011)

10.4*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.5*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.6*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.7*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)
10.8*	Relative TSR Performance Stock Unit Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014)
10.9*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.10*	Form of Director Election Form (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.11*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.12*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.13*
Fourth Amended and Restated Credit Agreement, dated as of May 3, 2016, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, each of Bank of America, N.A. and Citibank, N.A., as Syndication Agent, U.S. Bank National Association, as Documentation Agent, and each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce Fenner and Smith Incorporated and Citigroup Global Markets, as Joint Lead Arrangers and Joint Lead Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.14
First Amendment to Fourth Amended and Restated Credit Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.15*
Term Loan Agreement, dated as of May 3, 2016, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, KeyBank National Association, as Administrative Agent, each of Keybanc Capital Markets, PNC Capital Markets LLC and Regions Capital Markets as Joint Lead Arrangers, each of PNC Bank, National Association and Regions Bank as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.16
First Amendment to Term Loan Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, KeyBank National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.17
Term Loan Agreement, dated as of April 26, 2017, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Regions Bank, as Administrative Agent, each of Regions Capital Markets, KeyBanc Capital Markets, PNC Capital Markets LLC and U.S. Bank National Association as Joint Lead Arrangers, each of KeyBank National Association, PNC Bank, National Association and U.S. Bank National Association, as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2017)

10.18*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.19*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.20*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.21*
Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.22*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)

10.23*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.24*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.25*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.26*
Letter Agreement between DiamondRock Hospitality Company and Thomas Healy, dated as of December 21, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017)

10.27*
Severance Agreement between DiamondRock Hospitality Company and Thomas Healy, dated as of January 17, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.28*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.29*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.30*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.31*
Form of Deferred Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

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
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

* Exhibit is a management contract or compensatory plan or arrangement.
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 27, 2018.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 27, 2018
Mark W. Brugger	(Principal Executive Officer)

/s/ SEAN M. MAHONEY	Executive Vice President and Chief	February 27, 2018
Sean M. Mahoney	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Chief Accounting Officer and Corporate	February 27, 2018
Briony R. Quinn	Controller (Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 27, 2018
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 27, 2018
Daniel J. Altobello

/s/ TIMOTHY CHI	Director	February 27, 2018
Timothy Chi

/s/ MAUREEN L. McAVEY	Director	February 27, 2018
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 27, 2018
Gilbert T. Ray

/s/ WILLIAM J. SHAW	Director	February 27, 2018
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 27, 2018
Bruce D. Wardinski

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2017. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Sean M. Mahoney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, the related notes, and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
McLean, Virginia
February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, the related notes, and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 27, 2018

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(in thousands, except share and per share amounts)

	2017	2016
ASSETS
Property and equipment, net	$2,692,286	$2,646,676
Restricted cash	40,204	46,069
Due from hotel managers	86,621	77,928
Favorable lease assets, net	26,690	18,013
Prepaid and other assets	71,488	19,127
Cash and cash equivalents	183,569	243,095
Total assets	$3,100,858	$3,050,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage debt, net of unamortized debt issuance costs	$639,639	$821,167
Term loans, net of unamortized debt issuance costs	298,153	99,372
Total debt	937,792	920,539
Deferred income related to key money, net	14,307	20,067
Unfavorable contract liabilities, net	70,734	72,646
Deferred ground rent	86,614	80,509
Due to hotel managers	74,213	58,294
Dividends declared and unpaid	25,708	25,567
Accounts payable and accrued expenses	57,845	36,499
Total liabilities	1,267,213	1,214,121
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,306,733 and 200,200,902 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,003	2,002
Additional paid-in capital	2,061,451	2,055,365
Accumulated deficit	(229,809)	(220,580)
Total stockholders’ equity	1,833,645	1,836,787
Total liabilities and stockholders’ equity	$3,100,858	$3,050,908

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	2017	2016	2015
Revenues:
Rooms	$635,932	$650,624	$673,578
Food and beverage	183,049	194,756	208,173
Other	51,024	51,178	49,239
Total revenues	870,005	896,558	930,990
Operating Expenses:
Rooms	158,534	159,151	163,549
Food and beverage	120,460	125,916	137,297
Management fees	21,969	30,143	30,633
Other hotel expenses	302,272	302,805	317,623
Depreciation and amortization	99,090	97,444	101,143
Impairment losses	3,209	—	10,461
Hotel acquisition costs	2,028	—	949
Corporate expenses	26,711	23,629	24,061
Gain on business interruption insurance	(4,051)	—	—
Total operating expenses, net	730,222	739,088	785,716
Operating income	139,783	157,470	145,274
Interest and other income, net	(1,820)	(762)	(688)
Interest expense	38,481	41,735	52,684
Gain on repayment of note receivable	—	—	(3,927)
Loss (gain) on sales of hotel properties, net	764	(10,698)	—
Loss on early extinguishment of debt	274	—	—
Total other expenses, net	37,699	30,275	48,069
Income before income taxes	102,084	127,195	97,205
Income tax expense	(10,207)	(12,399)	(11,575)
Net income	$91,877	$114,796	$85,630

Earnings per share:
Basic earnings per share	$0.46	$0.57	$0.43
Diluted earnings per share	$0.46	$0.57	$0.43

Weighted-average number of common shares outstanding:
Basic	200,784,450	201,079,573	200,796,678
Diluted	201,521,468	201,676,258	201,459,934

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2014	199,964,041	$2,000	$2,045,755	$(218,768)	$1,828,987
Dividends of $0.50 per common share	—	—	353	(101,142)	(100,789)
Issuance and vesting of common stock grants, net	253,130	2	2,985	—	2,987
Sale of common stock in secondary offerings, net of placement fees and expenses of $179	524,606	5	7,785	—	7,790
Net income	—	—	—	85,630	85,630
Balance at December 31, 2015	200,741,777	$2,007	$2,056,878	$(234,280)	$1,824,605
Dividends of $0.50 per common share	—	—	358	(101,096)	(100,738)
Issuance and vesting of common stock grants, net	187,362	2	4,634	—	4,636
Share repurchases	(728,237)	(7)	(6,505)	—	(6,512)
Net income	—	—	—	114,796	114,796
Balance at December 31, 2016	200,200,902	$2,002	$2,055,365	$(220,580)	$1,836,787
Dividends of $0.50 per common share	—	—	424	(101,106)	(100,682)
Issuance and vesting of common stock grants, net	105,831	1	5,662	—	5,663
Net income	—	—	—	91,877	91,877
Balance at December 31, 2017	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$91,877	$114,796	$85,630
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	99,090	97,444	101,143
Corporate asset depreciation as corporate expenses	95	66	80
Loss (gain) on sale of hotel properties, net	764	(10,698)	—
Gain on repayment of note receivable	—	—	(3,927)
Loss on early extinguishment of debt	274	—	—
Non-cash ground rent	6,290	5,671	5,915
Non-cash amortization of financing costs, debt premium, and interest rate cap as interest	1,950	2,302	2,353
Impairment losses	43,993	—	10,461
Estimated recovery of impairment losses from insurance	(40,784)	—	—
Gain on business interruption insurance	(4,051)	—	—
Amortization of favorable and unfavorable contracts, net	(1,912)	(1,912)	(1,651)
Amortization of deferred income related to key money	(5,760)	(2,851)	(993)
Stock-based compensation	6,201	5,321	5,723
Deferred income tax expense	7,702	10,405	10,292
Changes in assets and liabilities:
Prepaid expenses and other assets	(22,282)	17,007	(3,144)
Restricted cash	2,535	55	12,606
Due to/from hotel managers	1,540	(1,056)	106
Accounts payable and accrued expenses	17,006	(20,969)	2,963
Net cash provided by operating activities	204,528	215,581	227,557
Cash flows from investing activities:
Hotel capital expenditures	(99,551)	(102,861)	(62,950)
Hotel acquisitions	(93,795)	—	(150,400)
Proceeds from sale of properties, net	(764)	183,874	—
Proceeds from property insurance	10,042	—	—
Notes receivable repayments	—	—	3,927
Change in restricted cash	5,457	4,641	2,785
Receipt of deferred key money	—	—	3,000
Net cash (used in) provided by investing activities	(178,611)	85,654	(203,638)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(12,417)	(11,198)	(13,322)
Repurchase of common stock and other	(537)	(7,197)	(2,735)
Proceeds from sale of common stock, net	—	—	7,790
Proceeds from mortgage debt	—	—	355,000
Repayments of mortgage debt	(170,368)	(249,793)	(202,130)
Proceeds from senior unsecured term loan	200,000	100,000	—
Draws on senior unsecured credit facility	—	75,000	195,000
Repayments of senior unsecured credit facility	—	(75,000)	(195,000)
Payment of financing costs	(1,579)	(2,765)	(2,866)
Purchase of interest rate cap	—	—	(325)
Payment of cash dividends	(100,542)	(100,771)	(96,112)
Net cash (used in) provided by financing activities	(85,443)	(271,724)	45,300
Net (decrease) increase in cash and cash equivalents	(59,526)	29,511	69,219
Cash and cash equivalents, beginning of year	243,095	213,584	144,365
Cash and cash equivalents, end of year	$183,569	$243,095	$213,584

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2017	2016	2015
Cash paid for interest	$36,288	$40,345	$48,916
Cash paid for income taxes	$3,251	$1,973	$1,099
Non-cash Investing and Financing Activities:
Unpaid dividends	$25,708	$25,567	$25,599
Buyer assumption of mortgage debt on sale of hotel	$—	$89,486	$—

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

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

As of December 31, 2017, we owned 28 hotels with 9,630 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. Two of our hotels, the Frenchman's Reef & Morning Star Marriott Beach Resort and the Inn at Key West, are currently closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

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

In 2016, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that our operating partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we continue to consolidate our operating partnership. The Company’s sole significant asset is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. In addition, all of the Company's debt is an obligation of its operating partnership.

The presentation of deferred tax assets and liabilities has been adjusted in the accompanying consolidated balance sheet as of December 31, 2016. This adjustment reduced previously reported 2016 deferred tax assets, within prepaid and other assets on the consolidated balance sheet, and previously reported 2016 deferred tax liabilities, within accounts payable and accrued expenses on the consolidated balance sheet, each by $18.6 million, to reflect deferred taxes on a net basis by tax jurisdiction as required under ASC 740, Income Taxes. There was no impact to the consolidated statement of operations, the cash flows from operating, investing, or financing activities on the consolidated statement of cash flows for the year ended December 31, 2016, or to the consolidated statement of stockholders’ equity as of December 31, 2016.

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 to 40 years for buildings, land improvements and building improvements and 1 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

We had no accruals for tax uncertainties as of December 31, 2017 and 2016.

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

Due to/from Hotel Managers

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

Segment Reporting

Each one of our hotels is an operating segment. We evaluate each of our properties on an individual basis to assess performance, the level of capital expenditures, and acquisition or disposition transactions. Our evaluation of individual properties is not focused on property type (e.g. urban, suburban, or resort), brand, geographic location, or industry classification.

We aggregate our operating segments using the criteria established by U.S. GAAP, including the similarities of our product offering, types of customers and method of providing service. All of our properties react similarly to economic stimulus, such as business investment, changes in Gross Domestic Product, and changes in travel patterns. As such, all our operating segments meet the aggregation criteria, resulting in a single reportable segment represented by our consolidated financial results.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel acquisitions will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. This standard will be effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2017-01 effective January 1, 2018.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard will be effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2016-18 effective January 1, 2018. As a result, restricted cash reserves will be included with cash and cash equivalents on our consolidated statements of cash flows. The adoption will not change the presentation of our consolidated balance sheets.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2016-15 effective January 1, 2018 and it did not have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as a liability. This guidance is effective for annual periods beginning after December 15, 2016. We adopted ASU No. 2016-09 effective January 1, 2017 and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The primary impact of the new standard will be to the treatment of our ground leases, which represent a majority of all of our operating lease payments. We are continuing to evaluate the effect of ASU 2016-02 on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. By working in conjunction with our hotel operators, we have completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements. Because of the short-term, day-to-day nature of our hotel revenues, we have determined that the pattern of revenue recognition will not change significantly. Furthermore, we do not expect the standard to significantly impact the recognition of or accounting for real estate sales to third parties, since we primarily dispose of real estate in exchange for cash with few contingencies.We adopted the new standard effective January 1, 2018 under the cumulative effect transition method. No adjustment will be recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income for the Company.

3.	Property and Equipment

Property and equipment as of December 31, 2017 and 2016 consists of the following (in thousands):

	2017	2016
Land	$602,879	$553,769
Land improvements	7,994	7,994
Buildings	2,414,216	2,355,871
Furniture, fixtures and equipment	423,987	428,991
Construction in progress	31,906	35,253
	3,480,982	3,381,878
Less: accumulated depreciation	(788,696)	(735,202)
	$2,692,286	$2,646,676

During 2017, we determined the carrying value of $1.8 million of construction in progress was not recoverable and we recorded a corresponding $1.8 million charge within impairment losses for the year ended December 31, 2017.

As of December 31, 2017 and 2016 we had accrued capital expenditures of $11.7 million and $10.8 million, respectively.

Natural Disaster Impact

During September 2017, several of our hotels were impacted by the effects of Hurricanes Irma and Maria. Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”), located in St. Thomas, U.S. Virgin Islands, sustained significant damage and is currently closed. We expect that Frenchman's Reef will remain closed through the end of 2019. The Inn at Key West and Sheraton Suites Key West located in Key West, Florida and the Westin Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida were impacted by the effects of Hurricane Irma. Each of our Florida hotels closed in advance of the storm in order to comply with mandatory evacuation orders. The Westin Fort Lauderdale Beach Resort and Sheraton Suites Key West sustained minimal damage and reopened shortly after the storm, while the Inn at Key West sustained substantial damage and remains closed. We expect the Inn at Key West to reopen in the second quarter of 2018, renamed as the Havana Cabana Key West.

We maintain property, casualty, flood, and business interruption insurance for each of our hotels with coverage up to $361 million for each covered event, subject to certain deductibles and sublimits. While it is expected that insurance proceeds will be sufficient to cover all or a substantial portion of the remediation costs and business interruption at these hotels, no determination has been made as to the total amount or timing of the related payments.

During the year ended December 31, 2017, we recognized a $41.7 million impairment loss for property damage at Frenchman's Reef, the Inn at Key West, and the Sheraton Suites Key West. We have filed insurance claims for Frenchman's Reef and the Inn at Key West, but the damage to the Sheraton Suites Key West is below the insurance deductible. We recorded a reduction to the impairment loss and a corresponding receivable of $40.8 million reflecting the insurance proceeds that are probable of receipt up to the amount of the loss recorded. The receivable for insurance proceeds is included in prepaid and other assets on the accompanying consolidated balance sheet. We believe these amounts to be recoverable by considering various factors, including discussions with our insurance providers, consideration of their financial strength, and review of our insurance provisions and limits.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $2.7 million and $2.3 million as of December 31, 2017 and 2016, respectively, consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Westin Boston Waterfront Hotel Ground Lease	$17,643	$17,859
Orchards Inn Sedona Annex Sublease	8,925	—
Lexington Hotel New York Tenant Leases	122	154
	$26,690	$18,013

The favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the years ended December 31, 2017, 2016, and 2015, was $0.4 million, $0.3 million, and $0.5 million, respectively. Amortization expense is expected to total $0.4 million annually for 2018 through 2022.

In connection with our acquisition of the Orchards Inn Sedona on February 28, 2017, we recorded a $9.1 million favorable lease asset. We determined the value using a discounted cash flow of the favorable difference between the contractual lease payments and estimated market rents. The market rents were estimated by a third-party valuation firm and the discount rate was estimated using a risk adjusted rate of return. See Note 10 for further discussion of this favorable lease asset.

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We did not sell any shares between January 2015 and December 31, 2017. In December 2017, our board of directors renewed the ATM Program. As of December 31, 2017, $200 million of the ATM shares were available to be sold under the ATM Program. Subsequent to December 31, 2017, we sold 230,719 shares of common stock at an average price of $12.02 for net proceeds of $2.7 million under the ATM Program.

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

During the year ended December 31, 2016, we repurchased 728,237 shares of our common stock at an average price of $8.92 per share for a total purchase price of $6.5 million. We have not repurchased any additional shares subsequent to December 31, 2016. We retired all repurchased shares on their respective settlement dates. In December 2017, our board of directors renewed the $150 million share repurchase program, effective January 1, 2018. As of February 27, 2018, we have $150 million of authorized capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock for the years ended December 31, 2017 and 2016:

Payment Date	Record Date	Dividend per Share
April 12, 2016	March 31, 2016	$0.125
July 12, 2016	June 30, 2016	$0.125
October 12, 2016	September 30, 2016	$0.125
January 12, 2017	December 30, 2016	$0.125
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 29, 2017	$0.125
January 12, 2018	December 29, 2017	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2017 and 2016, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of December 31, 2017 and 2016, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 447,089 shares as of December 31, 2017. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a 3-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2015 to December 31, 2017 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	514,419	$10.82
Granted	216,159	14.48
Forfeited	(183)	9.08
Vested	(255,828)	10.39
Unvested balance at December 31, 2015	474,567	12.72
Granted	461,281	8.94
Forfeited	(126,610)	10.08
Vested	(241,698)	11.83
Unvested balance at December 31, 2016	567,540	10.62
Granted	324,502	11.19
Forfeited	(16,669)	10.80
Vested	(244,411)	11.29
Unvested balance at December 31, 2017	630,962	$10.66

The remaining share awards are expected to vest as follows: 287,148 during 2018, 227,699 during 2019, and 116,115 during 2020. As of December 31, 2017, the unrecognized compensation cost related to restricted stock awards was $4.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. For the years ended December 31, 2017, 2016, and 2015, we recorded $3.1 million, $2.8 million and $2.8 million, respectively, of compensation expense related to restricted stock awards.

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

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the three-year performance period and is included in corporate expenses in the accompanying consolidated statements of operations. The grant date fair value of the portion of the PSUs based on our relative total stockholder return is determined using a Monte Carlo simulation performed by a third-party valuation firm. The grant date fair value of the portion of the PSUs based on improvement in market share for each of our hotels is the closing price of our common stock on the grant date. The determination of the grant-date fair values of outstanding awards included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 27, 2015	22.9%	1.01%	$12.13
February 26, 2016	24.3%	0.93%	$8.42
February 26, 2017	26.7%	1.46%	$10.89

A summary of our PSUs from January 1, 2015 to December 31, 2017 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2015	436,170	$10.95
Granted	218,467	12.13
Additional units from dividends	21,722	13.51
Unvested balance at December 31, 2015	676,359	11.41
Granted	310,398	8.54
Additional units from dividends	38,324	9.37
Vested (1)	(242,096)	9.85
Forfeited	(96,301)	10.74
Unvested balance at December 31, 2016	686,684	10.65
Granted	266,009	11.04
Additional units from dividends	33,478	11.17
Vested (2)	(200,374)	12.15
Unvested balance at December 31, 2017	785,797	$10.42
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2016 was equal to 89.5% of the PSU Target Award.

(2)
There was no payout of shares of our common stock for PSUs that vested on February 27, 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period.

The remaining unvested target units are expected to vest as follows: 216,186 during 2018, 294,545 during 2019 and 275,066 during 2020. The number of shares of common stock earned for the PSUs vesting in 2018 is equal to 51.8% of the PSU Target Award. As of December 31, 2017, the unrecognized compensation cost related to the PSUs was $3.1 million and is expected to be recognized on a straight-line basis over a period of 22 months. For the years ended December 31, 2017, 2016, and 2015, we recorded approximately $2.5 million, $2.0 million, and $2.3 million, respectively, of compensation expense related to the PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net income	$91,877	$114,796	$85,630
Denominator:
Weighted-average number of common shares outstanding—basic	200,784,450	201,079,573	200,796,678
Effect of dilutive securities:
Unvested restricted common stock	188,759	47,468	129,640
Shares related to unvested PSUs	548,259	549,217	533,092
Unexercised stock appreciation rights	—	—	524
Weighted-average number of common shares outstanding—diluted	201,521,468	201,676,258	201,459,934
Earnings per share:
Basic earnings per share	$0.46	$0.57	$0.43
Diluted earnings per share	$0.46	$0.57	$0.43

We did not include the unexercised stock appreciation rights of 20,770 for the years ended December 31, 2017 and 2016 as they would be anti-dilutive.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2017 (dollars in thousands):

				Principal Balance as of December 31,
Property	Interest Rate	Maturity Date	Amortization Provisions	2017	2016
Lexington Hotel New York	LIBOR + 2.25%	October 2017 (1)	Interest Only	$—	$170,368
Salt Lake City Marriott Downtown	4.25%	November 2020	25 years	56,717	58,331
Westin Washington D.C. City Center	3.99%	January 2023	25 years	64,833	66,848
The Lodge at Sonoma, a Renaissance Resort & Spa	3.96%	April 2023	30 years	28,277	28,896
Westin San Diego	3.94%	April 2023	30 years	64,859	66,276
Courtyard Manhattan / Midtown East	4.40%	August 2024	30 years	84,067	85,451
Renaissance Worthington	3.66%	May 2025	30 years	84,116	85,000
JW Marriott Denver at Cherry Creek	4.33%	July 2025	30 years	63,519	64,579
Boston Westin	4.36%	November 2025	30 years	198,046	201,470
Unamortized debt issuance costs				(4,795)	(6,052)
Total mortgage debt, net of unamortized debt issuance costs				639,639	821,167

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	Interest Only	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	Interest Only	200,000	—
Unamortized debt issuance costs				(1,847)	(628)
Unsecured term loans, net of unamortized debt issuance costs				298,153	99,372

Senior unsecured credit facility	LIBOR + 1.50%	May 2020 (3)	Interest Only	—	—

Total debt, net of unamortized debt issuance costs				$937,792	$920,539
Weighted-Average Interest Rate	3.79%
_____________

(1)	The mortgage was repaid on April 26, 2017.

(2)	The interest rate at December 31, 2017 was 2.81%

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities as of December 31, 2017 are as follows (in thousands):

2018	$13,642
2019	14,247
2020	66,238
2021	113,574
2022	214,153
Thereafter	522,580
$944,434

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2017, 8 of our 28 hotel properties were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of December 31, 2017, we were in compliance with the financial covenants of our mortgage debt.

On April 26, 2017, we repaid the mortgage loan secured by the Lexington Hotel New York with proceeds from a new unsecured term loan, which is discussed further below. The mortgage loan had an outstanding balance of $170.4 million at repayment.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility with a maturity date of May 2020. The maturity date of the facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain other customary conditions. The facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the facility is based upon LIBOR, plus an applicable margin based upon the Company's leverage ratio, as follows:

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2017
Maximum leverage ratio (1)	60%	24.6%
Minimum fixed charge coverage ratio (2)	1.50x	4.42x
Minimum tangible net worth (3)	$1.91 billion	$2.60 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	21.4%
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

As of December 31, 2017, we had no borrowings outstanding under the facility and the Company's leverage ratio was 24.6%. Accordingly, interest on our borrowings under the facility, if any, will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $1.0 million, $1.3 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Unsecured Term Loans

We are party to a five-year $100 million unsecured term loan and a five-year $200 million unsecured term loan.

The financial covenants of the term loans are consistent with the covenants on our senior unsecured credit facility, which are described above. The interest rate on each of the term loans is based on a pricing grid ranging from 145 to 220 basis points over LIBOR, based on the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of December 31, 2017, the Company's leverage ratio was 24.6%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $6.2 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively.

9. Dispositions

On June 8, 2016, we sold the 485-room Orlando Airport Marriott to an unaffiliated third party for a contractual sales price of $63 million. We received net proceeds of approximately $65.8 million from the transaction, which included credit for the hotel's capital replacement reserve. We recognized a pre-tax gain on sale of the hotel of approximately $3.7 million.

On June 30, 2016, we sold the 821-room Hilton Minneapolis to an unaffiliated third party for a contractual sales price of $140 million. The buyer assumed the $89.5 million mortgage loan secured by the hotel. We received net proceeds of approximately $54.8 million from the transaction, which included credit for the hotel's working capital. We recognized a pre-tax gain on sale of the hotel of approximately $4.9 million during the year ended December 31, 2016. We recognized an incremental pre-tax loss of $0.8 million during the year ended December 31, 2017 due to a post-closing adjustment for hotel expenses incurred under our ownership period.

On July 7, 2016, we sold the 169-room Hilton Garden Inn Chelsea/New York City to an unaffiliated third party for a contractual sales price of $65.0 million. We received net proceeds of approximately $63.3 million from the transaction. We recognized a pre-tax gain on sale of the hotel of approximately $2.0 million.

Our consolidated statements of operations include the following pre-tax income (loss), inclusive of the gains and losses on sale, from the hotel properties sold during 2016 (in thousands):

	2017	2016	2015
Orlando Airport Marriott	$—	$8,225	$2,752
Hilton Minneapolis	(764)	4,872	1,428
Hilton Garden Inn Chelsea/New York City	—	3,107	3,272
Total pre-tax (loss) income	$(764)	$16,204	$7,452

10. Acquisitions

2017 Acquisitions

On February 28, 2017, we acquired the 88-room L'Auberge de Sedona and the 70-room Orchards Inn Sedona, each located in Sedona, Arizona, for a total contractual purchase price of $97 million. The acquisition was funded with corporate cash. The hotels were managed by IMH Financial Corporation ("IMH") through December 6, 2017. The management agreement provided for a base management fee of 2.45% of gross revenues during IMH's management of the hotel in 2017.

Effective December 7, 2017, the hotel is managed by Two Roads Hospitality pursuant to a new management agreement with an initial term of five years. The management agreement provides for a base management fee of 0.5% of gross revenues through 2018, 1% of gross revenues in 2019, and 1.5% of gross revenues for the remainder of the term. The management agreement also provides for an incentive management fee of 10% of hotel operating profit above an owner's priority determined in accordance with the terms of the management agreement. The incentive management fee is capped at 1% of gross revenues for each year. The management agreement also specifies a corporate marketing contribution of 1% of gross revenues.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	L'Auberge de Sedona	Orchards Inn Sedona	Shorebreak Hotel	Sheraton Suites Key West
Land	$39,384	$9,726	$19,908	$49,592
Building and improvements	22,204	10,180	37,525	42,958
Furniture, fixtures and equipment	4,376	1,982	1,338	1,378
Total fixed assets	65,964	21,888	58,771	93,928
Favorable lease asset	—	9,065	—	—
Unfavorable lease liability	—	—	(349)	—
Other assets and liabilities, net	(2,710)	(412)	401	500
Total	$63,254	$30,541	$58,823	$94,428

Acquired properties are included in our results of operations from the date of acquisition. The following pro forma financial information for the years ended December 31, 2017, 2016, and 2015, presents our results of operations (in thousands, except per share data) as if the hotels acquired in 2017 were acquired on January 1, 2016 and as if the hotels acquired in 2015 were acquired on January 1, 2014. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Year Ended December 31,
	2017	2016	2015
	(unaudited)	(unaudited)	(unaudited)
Revenues	$873,427	$924,806	$942,547
Net income	$91,602	$118,232	$89,184
Earnings per share:
Basic earnings per share	$0.46	$0.59	$0.44
Diluted earnings per share	$0.45	$0.59	$0.44

For the year ended December 31, 2017, our consolidated statement of operations includes $29.3 million of revenues and $5.9 million of net income related to the operations of the hotels acquired in 2017.

Recent Developments

In January 2018, we signed a purchase and sale agreement to acquire the Landing Resort & Spa in South Lake Tahoe, California. The acquisition is expected to close before the end of the first quarter of 2018 and will be funded with cash on hand. In February 2018, we signed a purchase and sale agreement to acquire another hotel, which we expect to close within the next 60 days and will be funded with cash on hand.

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

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current - Federal	$622	$—	$—
State	1,221	1,297	770
Foreign	662	697	515
	2,505	1,994	1,285
Deferred - Federal	6,432	9,779	8,249
State	425	1,324	2,315
Foreign	845	(698)	(274)
	7,702	10,405	10,290
Income tax provision	$10,207	$12,399	$11,575

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Statutory federal tax provision (35)%	$35,729	$44,518	$34,272
Tax impact of REIT election	(22,277)	(31,101)	(21,544)
State income tax provision, net of federal tax benefit	1,652	1,703	1,745
Foreign income tax benefit	(430)	(3,080)	(2,266)
Tax reform impact on U.S. taxes	(2,143)	—	—
Tax reform impact on foreign taxes	(2,076)	—	—
Other	(248)	359	(632)
Income tax provision	$10,207	$12,399	$11,575

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"). Among other changes to the U.S. tax code, the Tax Act reduces the U.S. federal corporate income tax rate to 21%, and requires companies to pay a one-time transition tax on certain unrepatriated earnings (where applicable) of foreign subsidiaries with an election option to defer the transition tax over eight years. Accordingly, our federal net deferred tax liabilities as of December 31, 2017 have been remeasured using a U.S. federal income tax rate of 21% that is effective beginning on January 1, 2018, to reflect the effects of the enacted changes in tax rates at the date of enactment based on the applicable enacted tax rate when the temporary differences and carryforwards are expected to reverse. The impact of this remeasurement is a decrease to net deferred tax liabilities and a decrease to the deferred income tax provision in 2017 of approximately $4.2 million. Additionally, we incurred a transition tax obligation of $18.2 million related to the deemed mandatory repatriation of foreign earnings and profits of the Frenchman's Reef & Morning Star Marriott Beach Resort (located in the U.S. Virgin Islands) that we have elected to defer over the eight-year period allowed (upon election) under the Tax Act. The transition tax increased our 2017 REIT taxable income in 2017 by approximately $1.5 million.

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million of franchise taxes during each of the years ended December 31, 2017, 2016 and 2015, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2017	2016
Federal
Net operating loss carryforwards	$3,099	$12,629
Deferred income related to key money	2,549	5,313
Alternative minimum tax credit carryforwards	169	—
Other	355	296
Depreciation and amortization	(8,889)	(14,535)
Federal - Deferred tax (liabilities) assets, net	$(2,717)	$3,703

State
Net operating loss carryforwards	$3,126	$3,021
Deferred income related to key money	801	816
Alternative minimum tax credit carryforwards	81	71
Other	111	45
Depreciation and amortization	(2,803)	(2,231)
Less: Valuation allowance	(400)	(400)
State - Deferred tax assets, net	$916	$1,322

Foreign (USVI)
Deferred income related to key money	$95	$1,278
Depreciation and amortization	(796)	508
Other	1	2
Land basis recorded in purchase accounting	(2,617)	(4,260)
Foreign - Deferred tax liabilities, net	$(3,317)	$(2,472)

As of December 31, 2017, we had deferred tax assets of $6.2 million consisting of federal and state net operating loss carryforwards. The federal loss carryforwards of $3.1 million generally expire in 2029 through 2034 if not utilized by then. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to their expiration and have determined that no valuation allowance is required. The state loss carryforwards of $3.1 million generally expire in 2020 through 2034 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. As of December 31, 2017, we have a $0.4 million valuation allowance on the deferred tax asset related to the Illinois state loss carryforward. The remaining deferred tax assets of $4.2 million are expected to be recovered against reversing existing taxable temporary differences.

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

Property	Manager	Date of Agreement	Initial Term	Number of Renewal Terms
Atlanta Alpharetta Marriott	Marriott	9/2000	30 years	Two ten-year periods
Bethesda Marriott Suites	Marriott	12/2004	21 years	Two ten-year periods
Boston Westin Waterfront	Marriott	5/2004	20 years	Four ten-year periods
Chicago Marriott Downtown	Marriott	3/2006	32 years	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	7/2011	5 years	One five-year period
Courtyard Manhattan/Fifth Avenue	Marriott	12/2004	30 years	None
Courtyard Manhattan/Midtown East	HEI Hotels & Resorts (1)	8/2017	10 years	None
Frenchman's Reef & Morning Star Marriott Beach Resort	Marriott (2)	9/2000	30 years	Two ten-year periods
The Gwen Chicago	HEI Hotels & Resorts	6/2016	10 years	None
Hilton Boston Downtown	Davidson Hotels & Resorts	11/2012	7 years	Two five-year periods
Hilton Burlington	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Hilton Garden Inn New York City/Times Square Central	Highgate Hotels	1/2011	10 years	One five-year period
Hotel Rex	Viceroy Hotels & Resorts (3)	10/2017	10 years	One five-year period
Inn at Key West	Ocean Properties	12/2016	10 years	Two five-year periods
JW Marriott Denver at Cherry Creek	Sage Hospitality	5/2011	5 years	One five-year period
Lexington Hotel New York	Highgate Hotels	6/2011	10 years	One five-year period
Renaissance Charleston	Marriott	1/2000	21 years	Two five-year periods
Renaissance Worthington	Marriott	9/2000	30 years	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	12/2001	30 years	Three fifteen-year periods
L'Auberge de Sedona	Two Roads Hospitality (4)	12/2017	5 years	One five-year period
Orchards Inn Sedona	Two Roads Hospitality (4)	12/2017	5 years	One five-year period
Sheraton Suites Key West	Ocean Properties	6/2015	12 years	None
Shorebreak Hotel	Kimpton Hotel & Restaurant Group	2/2015	10 years	None
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	10/2004	20 years	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	6/2005	15½ years	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	12/2014	10 years	None
Westin San Diego	Interstate Hotels & Resorts	12/2010	5 years	Month-to-month
Westin Washington D.C. City Center	HEI Hotels & Resorts	4/2015	10 years	None
______________

(1)	HEI Hotels & Resorts assumed management of the hotel in August 2017. The hotel was previously managed by Marriott.

(2)	We terminated the management agreement with Marriott, effective February 20, 2018. The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria.

(3)	Viceroy Hotels & Resorts assumed management of the hotel in October 2017. The hotel was previously managed by Joie de Vivre Hotels.

(4)	Two Roads Hospitality assumed management of the hotels in December 2017. The hotels were previously managed by IMH Financial Corporation.

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

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our properties:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	3%	(3)	25%		5%
Bethesda Marriott Suites	3%		50%	(4)	5%	(5)
Boston Westin Waterfront	2.5%		20%		4%
Chicago Marriott Downtown	2%	(6)	18%	(7)	5%
Courtyard Denver Downtown	1.5%	(8)	10%		4%
Courtyard Manhattan/Fifth Avenue	6%		25%		4%
Courtyard Manhattan/Midtown East	1.5%	(9)	15%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort (10)	3%		15%		5.5%
The Gwen Chicago	2%	(11)	15%		4%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1.5%	(12)	10%		—
Hilton Garden Inn New York City/Times Square Central	3%		20%		4%
Hotel Rex	2.75%	(13)	15%		4%
Inn at Key West	3%		10%		4%
JW Marriott Denver at Cherry Creek	2.5%		10%		4%
Lexington Hotel New York	3%	(14)	20%		5%
Renaissance Charleston	3.5%	(15)	20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	1.5%	(16)	20%		5%
L'Auberge de Sedona	0.5%	(17)	10%		4%
Orchards Inn Sedona	0.5%	(17)	10%		4%
Sheraton Suites Key West	3%		10%		4%
Shorebreak Hotel	2.5%		15%		4%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin Fort Lauderdale Beach Resort	2%		15%		4%
Westin San Diego	1.5%	(12)	10%		4%
Westin Washington D.C. City Center	2%		15%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The base management fee decreases to 2% of gross revenues between February 2018 and January 2021.

(4)	The owner's priority expires in 2028, after which the manager will receive 50% of the hotel's operating profits.

(5)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $4.4 million.

(6)	The base management fee decreased from 3.0% to 2.0% for October 2017 through September 2021 and will then revert back to 3% for the remainder of the term.

(7)
Calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's multi-year guest room renovation is treated as a deduction in calculating net operating income.

(8)	The base management fee is a sum of 1.5% of gross revenues and 1.5% of gross operating profit.

(9)
Prior to August 2017, the base management fee was 5% of gross revenues under the previous hotel manager. The base management fee was 1.5% of gross revenues between August 2017 and December 2017 and increases to 1.75% of gross revenues for 2018 through the remainder of the term.

(10)	We terminated the management agreement with Marriott, effective February 20, 2018. The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria.

(11)	The base management fee increases to 2.25% for 2018 through the remainder of the term.
(12) Total management fees are capped at 2.5% of gross revenues.

(13)	Prior to September 2017, the base management fee was 3% of gross revenues under the previous hotel manager.

(14)	The base management fee decreased to 2% from January 2017 through June 2017, and reverted back to 3% for the remainder of the term.

(15)	The base management fee increased to 3.5% beginning September 2017 through the remainder of the term.

(16)	The base management fee decreased from 3% to 1.5% beginning May 2016 and will increase to 2.0% in May 2018 and to 3.0% in May 2021 through the remainder of the term.

(17)
Prior to December 2017, the base management fee was 2.45% of gross revenues under the previous hotel manager. The base management fee increases to 1.0% for 2019 and 1.5% for 2020 through the remainder of the term.

The following is a summary of management fees for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Base management fees	$22,265	$24,480	$25,491
Incentive management fees	6,259	7,810	7,405
Amortization of deferred income related to key money	(4,840)	(432)	(548)
Amortization of unfavorable contract liabilities	(1,715)	(1,715)	(1,715)
Total management fees, net	$21,969	$30,143	$30,633

Ten of our hotels earned incentive management fees for the year ended December 31, 2017. Nine of our hotels earned incentive management fees for the year ended December 31, 2016. Seven of our hotels earned incentive management fees for the year ended December 31, 2015.

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

During 2015, Starwood provided us with $3.0 million of key money in connection with our renovation associated with the brand conversion of the hotel formerly known as the Conrad Chicago to The Gwen, a Luxury Collection Hotel. The key money was amortized against franchise fees over the period of the renovation—January 2016 through April 2017.

We amortized $5.8 million of key money during the year ended December 31, 2017, $2.9 million during the year ended December 31, 2016, and $1.0 million during the year ended December 31, 2015.

In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization of key money during the year ended December 31, 2017. In connection with the termination of the hotel manager of Frenchman's Reef & Morning Star Marriott Beach Resort, we accelerated the amortization of key money from the date of our notice of termination in 2017 through the effective termination date of February 20, 2018. We recognized an additional $2.6 million of amortization of key money during the year ended December 31, 2017 in connection with this acceleration. The remaining $2.2 million of unamortized key money related to Frenchman's Reef & Morning Star Marriott Beach Resort as of December 31, 2017 will be amortized during the first quarter of 2018.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 13 franchised hotels:

	Date of Agreement	Term	Franchise Fee
Vail Marriott Mountain Resort & Spa	6/2005	16 years	6% of gross room sales plus 3% of gross food and beverage sales
JW Marriott Denver at Cherry Creek	5/2011	15 years	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York	3/2012	20 years	5% of gross room sales
Courtyard Denver Downtown	7/2011	16 years	4.5% of gross room sales (1)
Hilton Boston Downtown	7/2012	10 years	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2010	20 years	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2012	10 years	3% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales (2)
Hilton Garden Inn New York/Times Square Central	6/2011	22 years	5% of gross room sales; program fee of 4.3% of gross room sales
Westin Fort Lauderdale Beach Resort	12/2014	20 years	6% of gross room sales and 2% of gross food and beverage sales
The Gwen Chicago	5/2015	20 years	4.5% of gross room sales
Sheraton Suites Key West	2/2006	20 years	5% of gross room sales
Courtyard Manhattan/Midtown East	8/2017	25 years	6% of gross room sales
______________

(1)	Prior to October 2017, the franchise fee was 5.5% of gross room sales. The franchise fee reverts back to 5.5% of gross room sales beginning October 2019.

(2)
Prior to July 2017, the franchise fee was 5% of gross room sales. The franchise fee will increase to 4% of gross room sales beginning August 2019 and to 5% of gross room sales beginning August 2020 through the remainder of the term.

The following is a summary of franchise fees for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Franchise fees	$24,890	$24,237	$22,192
Amortization of deferred income related to key money	(920)	(2,420)	(170)
Total franchise fees, net	$23,970	$21,817	$22,022

Total franchise fees are included in other hotel expenses on the accompanying consolidated statements of operations.

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

•
The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the City Creek Project. We own a 21% interest in the land under the hotel. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of our renewal options. The term of the ground lease covering the extension into the City Creek Project was amended during 2017 to run coterminously with the term of the ground lease covering the land under the hotel. As such, the term now runs through 2056, inclusive of our renewal options.

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

Ground rent expense was $10.2 million, $12.7 million and $15.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash paid for ground rent was $4.1 million, $7.0 million and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table reflects the current and future annual rents under our ground leases:

	Property	Term (1)	Annual Rent
Ground leases under hotel:	Bethesda Marriott Suites	Through 4/2087	$740,632 (2)
	Courtyard Manhattan/Fifth Avenue (3)(4)	10/2007 - 9/2017	$906,000
		10/2017 - 9/2027	$1,132,812
		10/2027 - 9/2037	$1,416,015
		10/2037 - 9/2047	$1,770,019
		10/2047 - 9/2057	$2,212,524
		10/2057 - 9/2067	$2,765,655
		10/2067 - 9/2077	$3,457,069
		10/2077 - 9/2085	$4,321,336
	Salt Lake City Marriott Downtown (Ground lease for hotel) (5)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
	(Ground lease for extension)	1/2013 - 12/2016	$11,305
		1/2017 - 12/2017	$13,000
		1/2018 - 12/2056 (6)	$13,500
	Westin Boston Waterfront Hotel (7) (Base rent)	1/2016 - 12/2020	$750,000
		1/2021 - 12/2025	$1,000,000
		1/2026 - 12/2030	$1,500,000
		1/2031 - 12/2035	$1,750,000
		1/2036 - 5/2099	No base rent
	Westin Boston Waterfront Hotel (Percentage rent)	Through 5/2015	0% of annual gross revenue
		6/2016 - 5/2026	1.0% of annual gross revenue
		6/2026 - 5/2036	1.5% of annual gross revenue
		6/2036 - 5/2046	2.75% of annual gross revenue
		6/2046 - 5/2056	3.0% of annual gross revenue
		6/2056 - 5/2066	3.25% of annual gross revenue
		6/2066 - 5/2099	3.5% of annual gross revenue
	JW Marriott Denver at Cherry Creek	1/2015 - 12/2020	$50,000
		1/2021 - 12/2025	$55,000
		1/2026 - 12/2030 (8)	$60,000
	Shorebreak Hotel	Through 4/2016	$115,542
		5/2016 - 4/2021 (9)	$126,649
	Orchards Inn Sedona	5/2013 - 12/2070 (10)	$9,815
Ground leases under parking garage:	Renaissance Worthington	8/2013 - 7/2022	$40,400
		8/2022 - 7/2037	$46,081
		8/2037 - 7/2052	$51,763
		8/2052 - 7/2067	$57,444
_____________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2017. Rent increases annually by 5.5%.

(3)	The ground lease term is 49 years. We have the right to renew the ground lease for an additional 49 year term on the same terms then applicable to the ground lease.

(4)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2017.

(5)	We own a 21% interest in the land underlying the hotel and, as a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(6)	Rent will increase from the prior year's rent based on a Consumer Price Index calculation on each January 1, beginning January 1, 2019 and through the end of the lease.

(7)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(8)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(9)	Rent will increase on May 1, 2021 and every five years thereafter based on a Consumer Price Index calculation.

(10)	Rent will increase on July 1, 2018 and every year thereafter based on a Consumer Price Index calculation.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2017 are as follows (in thousands):

2018	$4,957
2019	4,885
2020	4,583
2021	4,747
2022	4,762
Thereafter	619,799
$643,733

14. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2017 and 2016, in thousands, are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$937,792	$942,529	$920,539	$906,156
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

15.  Quarterly Operating Results (Unaudited)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$196,210	$243,272	$223,486	$207,037
Total operating expenses	176,914	192,621	189,168	171,519
Operating income	$19,296	$50,651	$34,318	$35,518
Net income	$8,887	$36,595	$21,623	$24,772
Basic earnings per share	$0.04	$0.18	$0.11	$0.12
Diluted earnings per share	$0.04	$0.18	$0.11	$0.12

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$213,034	$256,664	$220,239	$206,621
Total operating expenses	188,723	198,559	178,936	172,870
Operating income	$24,311	$58,105	$41,303	$33,751
Net income	$16,778	$44,175	$29,937	$23,906
Basic earnings per share	$0.08	$0.22	$0.15	$0.12
Diluted earnings per share	$0.08	$0.22	$0.15	$0.12

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2017 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$2,186	$3,623	$35,689	$39,312	$(10,781)	$28,531	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	1,960	—	47,616	47,616	(15,476)	32,140	2004	40 Years
Boston Westin Waterfront	(198,046)	—	273,696	23,709	—	297,405	297,405	(80,503)	216,902	2007	40 Years
Chicago Marriott Downtown	—	36,900	347,921	73,994	36,900	421,915	458,815	(110,069)	348,746	2006	40 Years
The Gwen Chicago	—	31,650	76,961	22,172	31,650	99,133	130,783	(22,536)	108,247	2006	40 Years
Courtyard Denver	—	9,400	36,180	2,706	9,400	38,886	48,286	(6,022)	42,264	2011	40 Years
Courtyard Manhattan/Fifth Avenue	—	—	34,685	4,252	—	38,937	38,937	(12,322)	26,615	2004	40 Years
Courtyard Manhattan/Midtown East	(84,067)	16,500	54,812	5,131	16,500	59,943	76,443	(18,755)	57,688	2004	40 Years
Frenchman's Reef & Morning Star Marriott Beach Resort	—	17,713	50,697	17,614	17,713	68,285	85,998	(15,230)	70,768	2005	40 Years
Hilton Boston Downtown	—	23,262	128,628	12,285	23,262	140,913	164,175	(18,527)	145,648	2012	40 Years
Hilton Burlington	—	9,197	40,644	2,002	9,197	42,646	51,843	(5,858)	45,985	2012	40 Years
Hilton Garden Inn/New York Times Square Central	—	60,300	88,896	182	60,300	89,078	149,378	(7,436)	141,942	2014	40 Years
Hotel Rex	—	7,856	21,085	(39)	7,856	21,046	28,902	(2,702)	26,200	2012	40 Years
Inn at Key West	—	32,888	13,371	(1,766)	32,888	11,605	44,493	(1,075)	43,418	2014	40 Years
JW Marriott Denver	(63,519)	9,200	63,183	1,475	9,200	64,658	73,858	(10,623)	63,235	2011	40 Years
L'Auberge de Sedona	—	39,384	22,204	185	39,384	22,389	61,773	(740)	61,033	2017	40 Years
Lexington Hotel New York	—	92,000	229,368	20,442	92,000	249,810	341,810	(39,262)	302,548	2011	40 Years
Orchards Inn Sedona	—	9,726	10,180	52	9,726	10,232	19,958	(230)	19,728	2017	40 Years
Renaissance Charleston	—	5,900	32,511	4,785	5,900	37,296	43,196	(6,185)	37,011	2010	40 Years
Renaissance Worthington	(84,116)	15,500	63,428	16,811	15,500	80,239	95,739	(21,013)	74,726	2005	40 Years
Salt Lake City Marriott Downtown	(56,717)	—	45,815	4,317	855	49,277	50,132	(15,684)	34,448	2004	40 Years
Sheraton Suites Key West	—	49,592	42,958	335	49,592	43,293	92,885	(2,769)	90,116	2015	40 Years
Shorebreak Hotel	—	19,908	37,525	3,035	19,908	40,560	60,468	(2,820)	57,648	2015	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(28,277)	3,951	22,720	6,858	3,951	29,578	33,529	(11,045)	22,484	2004	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	4,888	54,293	88,115	142,408	(6,624)	135,784	2014	40 Years
Westin San Diego	(64,859)	22,902	95,617	8,194	22,902	103,811	126,713	(13,776)	112,937	2012	40 Years
Westin Washington, D.C City Center	(64,833)	24,579	122,229	11,361	24,579	133,590	158,169	(17,704)	140,465	2012	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	3,802	5,800	56,265	62,065	(17,104)	44,961	2005	40 Years
Total	$(644,434)	$602,024	$2,170,163	$252,928	$602,879	$2,422,210	$3,025,089	$(492,871)	$2,532,218

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

Balance at December 31, 2014	$2,944,103
Additions:
Acquisitions	149,983
Capital expenditures	30,965
Deductions:
Dispositions and other	—
Balance at December 31, 2015	3,125,051
Additions:
Acquisitions	—
Capital expenditures	$61,823
Deductions:
Dispositions and other	(269,240)
Balance at December 31, 2016	2,917,634
Additions:
Acquisitions	81,494
Capital expenditures	68,573
Deductions:
Dispositions and other	(42,612)
Balance at December 31, 2017	$3,025,089

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

Balance at December 31, 2014	$355,462
Depreciation and amortization	63,847
Dispositions and other	—
Balance at December 31, 2015	419,309
Depreciation and amortization	65,490
Dispositions and other	(42,847)
Balance at December 31, 2016	441,952
Depreciation and amortization	60,023
Dispositions and other	(9,104)
Balance at December 31, 2017	$492,871

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $2,988,637 as of December 31, 2017.