Form 10-Q
period 2018-03-31
DiamondRock Hospitality Co
filed 2018-05-04
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
The registrant had 200,562,761 shares of its $0.01 par value common stock outstanding as of May 4, 2018.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Property and equipment, net	$2,810,965	$2,692,286
Restricted cash	38,395	40,204
Due from hotel managers	100,343	86,621
Favorable lease assets, net	46,731	26,690
Prepaid and other assets	36,220	71,488
Cash and cash equivalents	69,092	183,569
Total assets	$3,101,746	$3,100,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$639,334	$639,639
Term loans, net of unamortized debt issuance costs	298,268	298,153
Total debt	937,602	937,792

Deferred income related to key money, net	12,036	14,307
Unfavorable contract liabilities, net	75,459	70,734
Deferred ground rent	88,116	86,614
Due to hotel managers	89,738	74,213
Dividends declared and unpaid	25,605	25,708
Accounts payable and accrued expenses	55,441	57,845
Total liabilities	1,283,997	1,267,213
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,562,761 and 200,306,733 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,006	2,003
Additional paid-in capital	2,066,584	2,061,451
Accumulated deficit	(250,841)	(229,809)
Total stockholders’ equity	1,817,749	1,833,645
Total liabilities and stockholders’ equity	$3,101,746	$3,100,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2018	2017
Revenues:
Rooms	$128,978	$137,832
Food and beverage	40,792	44,778
Other	11,760	13,600
Total revenues	181,530	196,210
Operating Expenses:
Rooms	35,600	36,901
Food and beverage	27,454	29,466
Management fees	2,833	6,012
Other hotel expenses	73,463	71,659
Depreciation and amortization	24,902	24,363
Hotel acquisition costs	—	2,251
Corporate expenses	9,786	6,262
Gain on business interruption insurance	(6,027)	—
Total operating expenses, net	168,011	176,914
Operating profit	13,519	19,296
Interest and other income, net	(511)	(359)
Interest expense	9,877	9,513
Total other expenses, net	9,366	9,154
Income before income taxes	4,153	10,142
Income tax benefit (expense)	185	(1,255)
Net income	$4,338	$8,887
Earnings per share:
Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$4,338	$8,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,902	24,363
Corporate asset depreciation as corporate expenses	52	16
Non-cash ground rent	1,535	1,550
Amortization of debt issuance costs	461	542
Amortization of favorable and unfavorable contracts, net	(478)	(478)
Amortization of deferred income related to key money	(2,271)	(709)
Stock-based compensation	2,458	1,322
Changes in assets and liabilities:
Prepaid expenses and other assets	13,937	1,849
Due to/from hotel managers	(5,888)	(8,314)
Accounts payable and accrued expenses	(5,441)	(4,204)
Net cash provided by operating activities	33,605	24,824
Cash flows from investing activities:
Hotel capital expenditures	(25,823)	(30,286)
Hotel acquisitions	(119,049)	(93,795)
Proceeds from property insurance	21,219	—
Net used in investing activities	(123,653)	(124,081)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,442)	(2,921)
Proceeds from sale of common stock, net	2,746	—
Draws on senior unsecured credit facility	65,000	—
Repayments of senior unsecured credit facility	(65,000)	—
Payment of cash dividends	(25,362)	(25,274)
Repurchase of common stock	(180)	(529)
Net cash used in financing activities	(26,238)	(28,724)
Net decrease cash, cash equivalents, and restricted cash	(116,286)	(127,981)
Cash, cash equivalents, and restricted cash at beginning of period	223,773	289,164
Cash, cash equivalents, and restricted cash at end of period	$107,487	$161,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2018	2017
Cash paid for interest	$9,158	$9,345
Cash paid for income taxes	$86	$398
Non-cash Investing and Financing Activities:
Unpaid dividends	$25,605	$25,464
Loan assumed in hotel acquisition	$2,943	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown within the condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$69,092	$183,569
Restricted cash (1)	38,395	40,204
Total cash, cash equivalents, and restricted cash	$107,487	$223,773
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of March 31, 2018, we owned 30 hotels with 9,949 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of March 31, 2018, the Frenchman's Reef & Morning Star Marriott Beach Resort and Havana Cabana Key West are closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017. Havana Cabana Key West reopened in April 2018.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed on February 27, 2018.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2018, and the results of our operations and cash flows for the three months ended March 31, 2018 and 2017. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Property and Equipment

Following the adoption of Accounting Standards Update (“ASU”) No. 2017-01, investments in hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are generally accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 to 40 years for buildings, land improvements, and building improvements and 1 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

Revenue Recognition

Revenues from operations of the hotels are recognized when the goods or services are provided, and thereby the performance obligations are satisfied. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees. Room revenue is generated through contracts with customers whereby the customers agrees to pay a daily rate for the right to use a hotel room. Our contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate.

Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. Our contract performance obligations are fulfilled at the time that the food and beverage is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. We recognize food and beverage revenue upon the fulfillment of the contract with the customer. Other revenues are recognized at the point in time or over the time period that goods or services are provided to the customer

Certain ancillary services are provided by third parties and we assess whether we are the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price. Certain of the our hotels have retail spaces, restaurants or other spaces which we lease to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in our condensed consolidated statements of operations.

Hotel operating revenues are disaggregated on the face of the condensed consolidated statements of operations into the categories of rooms revenue, food and beverage revenue, and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

The following table provides information about trade receivables and contract liabilities (in thousands):

	March 31, 2018	December 31, 2017
Trade receivables (1)	$26,506	$17,919
Advance deposits as deferred revenue (2)	15,584	14,754
______________________

(1)	Included within due from hotel managers on the accompanying condensed consolidated balance sheets.

(2)	Included within due to hotel managers on the accompanying condensed consolidated balance sheets.

Advance deposits are provided when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when a customer with a noncancelable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancelation of the related reservation within an established period of time prior to the reservation.

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

We had no accruals for tax uncertainties as of March 31, 2018 and December 31, 2017.

Fair Value Measurements

In evaluating fair value, U.S. GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The hierarchy ranks the observability of inputs used to determine fair value, which are then classified and disclosed in one of the three categories. The three levels are as follows:

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

In September 2017, Hurricanes Irma and Maria caused significant damage to the Frenchman's Reef & Morning Star Marriott Beach Resort and the Havana Cabana Key West. We are pursuing insurance claims for the remediation of property damage and business interruption at these hotels. During the three months ended March 31, 2018, we received $40.0 million of insurance proceeds under these claims, of which $18.8 million is related to business interruption and $21.2 million is related to property casualty losses. For the three months ended March 31, 2018, we recognized a $6.0 million gain on business interruption insurance on our accompanying condensed consolidated statement of operations, which is in addition to $1.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel acquisitions will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard is effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2017-01 effective January 1, 2018. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our transactions prior to January 1, 2018. Refer to Note 9 for more information about our two hotel property acquisitions during the three months ended March 31, 2018, which were both asset purchases.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2016-18 effective January 1, 2018. The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. Restricted cash reserves are included with cash and cash equivalents on our consolidated statements of cash flows for all periods presented. There was no impact to the condensed consolidated statements of income or the condensed consolidated balance sheets.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2016-15 effective January 1, 2018 and it did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August

2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. By working in conjunction with our hotel operators, we completed our evaluation of the effect that ASU No. 2014-09 will have on our consolidated financial statements. Because of the short-term, day-to-day nature of our hotel revenues, we determined that the pattern of revenue recognition does not change significantly. Furthermore, we do not expect the standard to significantly impact the recognition of or accounting for real estate sales to third parties, since we primarily dispose of real estate in exchange for cash with few contingencies.We adopted the new standard effective January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income for the Company.

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

3.	Property and Equipment

Property and equipment as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$617,694	$602,879
Land improvements	7,994	7,994
Buildings and site improvements	2,515,520	2,414,216
Furniture, fixtures and equipment	448,983	423,987
Construction in progress	34,424	31,906
	3,624,615	3,480,982
Less: accumulated depreciation	(813,650)	(788,696)
	$2,810,965	$2,692,286

As of March 31, 2018 and December 31, 2017, we had accrued capital expenditures of $24.4 million and $11.7 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable leases. Our favorable lease assets, net of accumulated amortization of $2.8 million and $2.7 million as of March 31, 2018 and December 31, 2017, respectively, consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Westin Boston Waterfront Hotel Ground Lease	$17,589	$17,643
Hotel Palomar Phoenix Ground Lease	20,144	—
Orchards Inn Sedona Annex Sublease	8,884	8,925
Lexington Hotel New York Tenant Leases	114	122
	$46,731	$26,690

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.1 million of amortization expense for each of the three months ended March 31, 2018 and 2017.

In connection with our acquisition of the Hotel Palomar Phoenix on March 1, 2018, we recorded a $20.1 million favorable lease asset. We determined the value using a discounted cash flow of the favorable difference between the contractual lease payments and estimated market rents. The market rents were estimated with the assistance of a third-party valuation firm and the discount rate was estimated using a risk adjusted rate of return. See Note 9 for further discussion of this favorable lease asset.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the three months ended March 31, 2018, we sold 230,719 shares of common stock at an average price of $12.02 for net proceeds of $2.7 million under the ATM program. As of March 31, 2018, there is $197.2 million remaining under the ATM program.

Our board of directors has approved a share repurchase program authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased depends on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. We have not repurchased any shares of our common stock during 2018 and we have $150 million of authorized capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock during 2018 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of March 31, 2018 and December 31, 2017, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the "2016 Plan"), of which we have issued or committed to issue 769,533 shares as of March 31, 2018. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2018 to March 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	630,962	$10.66
Granted	322,444	10.18
Vested	(287,148)	11.02
Unvested balance at March 31, 2018	666,258	$10.27

The remaining share awards are expected to vest as follows: 51,061 shares during 2018, 301,235 shares during 2019, 206,486 shares during 2020, and 107,476 during 2021. As of March 31, 2018, the unrecognized compensation cost related to restricted stock awards was $6.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. We recorded $1.3 million and $0.7 million, respectively, of compensation expense related to restricted stock awards for the three months ended March 31, 2018 and 2017. The compensation expense for the three months ended March 31, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For the PSUs issued in 2015 and vesting in 2018, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. For the PSUs issued in 2016 and vesting in 2019, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period remained in effect for 75% of the number of PSUs to be earned in the performance period. The remaining 25% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized and universally accepted benchmarking service for the hospitality industry. For the PSUs issued in 2017 and 2018 and vesting in 2020 and 2021, respectively, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period applies to 50% of the number of PSUs to be earned in the performance period. The remaining 50% is determined based on achieving improvement in market share for each of our hotels over the three-year performance period.

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

On March 2, 2018, our board of directors granted 264,509 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $9.52 using the assumptions of volatility of 26.9% and a risk-free rate of 2.40%. The grant date fair value of the portion of the PSUs based on hotel market share was $10.18, the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2018 to March 31, 2018 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	785,797	$10.42
Granted	264,509	9.84
Additional units from dividends	8,462	11.61
Vested (1)	(218,514)	11.98
Unvested balance at March 31, 2018	840,254	$9.84
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2018 was equal to 51.75% of the PSU Target Award.

The remaining target units are expected to vest as follows: 297,717 units during 2019, 278,028 units during 2020 and 264,509 units during 2021. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2018, the unrecognized compensation cost related to the PSUs was $4.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $1.1 million and $0.6 million, respectively, of compensation expense related to the PSUs for the three months ended March 31, 2018 and 2017. The compensation expense for the three months ended March 31, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$4,338	$8,887
Denominator:
Weighted-average number of common shares outstanding—basic	201,145,014	200,654,092
Effect of dilutive securities:
Unvested restricted common stock	294,613	236,081
Shares related to unvested PSUs	336,205	947,409
Weighted-average number of common shares outstanding—diluted	201,775,832	201,837,582
Earnings per share:
Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2018 and December 31, 2017 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	56,295	56,717
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	64,307	64,833
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	28,115	28,277
Westin San Diego mortgage loan	3.94%	April 2023	64,487	64,859
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	83,698	84,067
Renaissance Worthington mortgage loan	3.66%	May 2025	83,717	84,116
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	63,237	63,519
Boston Westin mortgage loan	4.36%	November 2025	197,135	198,046
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	—
Unamortized debt issuance costs			(4,600)	(4,795)
Total mortgage and other debt, net of unamortized debt issuance costs			639,334	639,639

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	200,000	200,000
Unamortized debt issuance costs			(1,732)	(1,847)
Unsecured term loan, net of unamortized debt issuance costs			298,268	298,153

Senior unsecured credit facility	LIBOR + 1.50%	May 2020 (3)	—	—

Total debt, net of unamortized debt issuance costs			$937,602	$937,792
Weighted-Average Interest Rate	3.89%
_______________________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix in March 2018.

(2)	The interest rate at March 31, 2018 was 3.11%.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2018, eight of our 30 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 31, 2018, we were in compliance with the financial covenants of our mortgage debt.

On March 1, 2018, in connection with our acquisition of the Hotel Palomar in Phoenix, Arizona, we assumed a $2.9 million loan originated under a qualified New Market Tax Credit program. The loan is interest-only and bears an annual fixed interest rate equal to 5.17%. The loan matures on December 6, 2020.

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2018
Maximum leverage ratio (1)	60%	28.2%
Minimum fixed charge coverage ratio (2)	1.50x	4.27x
Minimum tangible net worth (3)	$1.92 billion	$2.58 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	21.3%
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

As of March 31, 2018, we had no borrowings outstanding under the facility and the Company's leverage ratio was 28.2%. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Subsequent to March 31, 2018, we borrowed $20.0 million under the facility for general corporate purposes.

Unsecured Term Loans

We are party to two five-year unsecured term loans. The financial covenants of the term loans are consistent with the covenants on our senior unsecured credit facility, which are described above. The interest rate on each of the term loans is based on a pricing grid ranging from 145 to 220 basis points over LIBOR, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.60%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

As of March 31, 2018, the Company's leverage ratio was 28.2%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $2.3 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

9. Acquisitions

On March 1, 2018, we acquired the 77-room Landing Resort & Spa in South Lake Tahoe, California, for a total contractual purchase price of $42 million. The acquisition was funded with corporate cash. The acquisition is accounted for as an acquisition of assets; accordingly, our direct acquisition costs of $0.5 million were capitalized. Upon acquisition of the hotel, we entered into a new management agreement with Two Roads Hospitality for an initial term of five years. The management agreement provides for a base management fee of 1.5% of gross revenues through 2020 and 1.75% of gross revenues for the remainder of the term. The management agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority, determined in accordance with the terms of the management agreement. The incentive management fee is capped at 1% of gross revenues for each year. The management agreement also specifies a corporate marketing contribution of 1% of gross revenues.

On March 1, 2018, we acquired the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million. The acquisition was funded with corporate cash. In connection with the acquisition, we assumed a $2.9 million loan under a qualified New Market Tax Credit program. Refer to Note 8 for additional information about the loan. The acquisition is accounted for as an acquisition of assets; accordingly, our direct acquisition costs of $0.1 million were capitalized. We assumed the existing management agreement with Kimpton Hotel and Restaurant Group. The management agreement provides for a base management fee of 3.5% of gross revenues. The management agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority, determined in accordance with the terms of the management agreement. The incentive management fee is capped at 1.5% of gross revenues for each year.

We lease the surface and air rights of the hotel property pursuant to a ground lease with the City of Phoenix. We own the building improvements fee simple. The ground lease expires in 2085, including all extension options. As lessee of government property, we are subject to a Government Property Lease Excise Tax ("GPLET") under Arizona state statute in lieu of ad valorem real estate taxes through the end of the term of the ground lease. We reviewed the terms of the ground lease and GPLET agreement and concluded that the terms of the ground lease are favorable to us compared with a typical market ground lease. Accordingly, we recorded a $20.1 million favorable ground lease asset that will be amortized over the remaining term of the ground lease, including all extension options.

We assumed an agreement previously made with the lessee of the subsurface parking facility under the hotel, which requires us to pay 50% of the lessee's lease payments to the landlord—the City of Phoenix. The agreement is coterminous with the underlying subsurface ground lease, which expires in 2082, including all extensions at the lessee's option. We reviewed the terms of the parking agreement and concluded that the terms are unfavorable to us compared with a typical market parking agreement. Accordingly, we recorded a $5.2 million unfavorable agreement liability that will be amortized over the remaining term of the parking agreement, including all extension options.

The following table summarizes the relative fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	The Landing Resort & Spa	Hotel Palomar Phoenix
Land	$14,816	$—
Building and improvements	24,351	59,921
Furnitures, fixtures and equipment	3,346	5,242
Total fixed assets	42,513	65,163
Favorable ground lease asset	—	20,144
Unfavorable contract liability	—	(5,203)
New Market Tax Credit loan assumption	—	(2,943)
Other assets and liabilities, net	(658)	497
Total	$41,855	$77,658

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2018 and December 31, 2017, in thousands, is as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$937,602	$917,993	$937,792	$942,529
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

•	risks associated with natural disasters;

•	estimated costs and duration of renovation or restoration projects and estimated insurance recoveries;

•	costs of compliance with government regulations, including, without limitation, the Americans with Disabilities Act;

•	potential liability for uninsured losses and environmental contamination;

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2018, we owned a portfolio of 30 premium hotels and resorts that contain 9,949 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. As of March 31, 2018, the Frenchman's Reef & Morning Star Marriott Beach Resort and Havana Cabana Key West are closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017. Havana Cabana Key West reopened in April 2018.

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

•
Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (or EBITDAre), and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 71% of our total revenues for the three months ended March 31, 2018 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2018 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2017 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	49.7%	$163.12	$81.05	(0.6)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	64.5%	205.91	132.86	(5.3)%
Lexington Hotel New York	New York, New York	725	82.3%	187.93	154.75	(0.1)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	72.0%	179.72	129.46	(1.2)%
Renaissance Worthington	Fort Worth, Texas	504	76.9%	194.67	149.70	4.7%
Frenchman’s Reef & Morning Star Marriott Beach Resort (2)	St. Thomas, U.S. Virgin Islands	502	—%	—	—	(100.0)%
Westin San Diego	San Diego, California	436	80.8%	186.41	150.54	(9.9)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	94.6%	255.63	241.92	6.0%
Westin Washington, D.C. City Center	Washington, D.C.	410	84.8%	193.28	163.99	(14.3)%
Hilton Boston Downtown	Boston, Massachusetts	403	79.2%	200.74	158.97	7.7%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	85.2%	420.70	358.61	(7.5)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	65.0%	187.52	121.95	(3.2)%
Courtyard Manhattan/Midtown East	New York, New York	321	87.5%	192.23	168.21	4.6%
The Gwen Chicago	Chicago, Illinois	311	72.0%	185.02	133.23	82.2%
Hilton Garden Inn Times Square Central	New York, New York	282	96.7%	182.20	176.20	6.1%
Bethesda Marriott Suites	Bethesda, Maryland	272	52.7%	174.77	92.16	(22.9)%
Hilton Burlington	Burlington, Vermont	258	72.3%	131.22	94.89	15.3%
Hotel Palomar Phoenix (3)	Phoenix, Arizona	242	87.3%	257.82	225.00	(2.4)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	74.3%	237.06	176.15	(2.5)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	82.9%	213.08	176.60	6.8%
Sheraton Suites Key West	Key West, Florida	184	92.3%	300.06	277.07	(0.4)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	59.6%	237.70	141.56	43.1%
Courtyard Denver Downtown	Denver, Colorado	177	80.1%	175.23	140.32	4.5%
Renaissance Charleston	Charleston, South Carolina	166	82.4%	237.08	195.26	41.9%
Shorebreak Hotel	Huntington Beach, California	157	72.6%	240.42	174.54	28.1%
Havana Cabana Key West (2)	Key West, Florida	106	—%	—	—	(100.0)%
Hotel Rex	San Francisco, California	94	77.8%	203.51	158.35	(16.5)%
L'Auberge de Sedona	Sedona, Arizona	88	75.9%	587.28	445.87	21.3%
The Landing Resort & Spa (3)	South Lake Tahoe, California	77	48.2%	265.59	128.06	(11.0)%
Orchards Inn Sedona	Sedona, Arizona	70	73.9%	259.53	191.76	20.2%
TOTAL/WEIGHTED AVERAGE		9,949	73.9%	$212.51	$156.98	1.9%
____________________
(1) The percentage change from 2017 RevPAR reflects the comparable period in 2017 to our 2018 ownership period for our 2018 and 2017 acquisitions.
(2) The hotel temporarily closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018. Accordingly, there is no operating information to report for the three months ended March 31, 2018.
(3) The hotel was acquired on March 1, 2018. The operating statistics reflect the period from March 1, 2018 to March 31, 2018.

Highlights

Hotel Acquisitions. In March 2018, we acquired the 77-room Landing Resort & Spa in South Lake Tahoe, California, for a total contractual purchase price of $42 million. We also acquired the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million in March 2018.

Update on on Impact from Natural Disasters

As previously disclosed, we are pursuing insurance claims for the remediation of property damage and business interruption at Frenchman's Reef & Morning Star Marriott Beach Resort, Havana Cabana Key West and the Lodge at Sonoma. The Company is insured for up to $361 million for each covered event, subject to certain deductibles and other conditions. During the first quarter of 2018, we recognized $6.0 million of business interruption income for Frenchman’s Reef, Havana

Cabana Key West and the Lodge at Sonoma. We continue to negotiate with our insurers for additional business interruption proceeds.

Frenchman's Reef & Morning Star Marriott Beach Resort. The hotel sustained significant hurricane damage during September 2017. The hotel closed on September 6, 2017 and is currently expected to remain closed through the end of 2019.

Havana Cabana Key West. The hotel sustained substantial wind and water-related damage from Hurricane Irma. The hotel closed on September 6, 2017 to comply with a mandatory evacuation order and remained closed until it re-opened in April 2018 renamed as the Havana Cabana Key West.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2018	2017	% Change
Rooms	$129.0	$137.8	(6.4)%
Food and beverage	40.8	44.8	(8.9)%
Other	11.7	13.6	(14.0)%
Total revenues	$181.5	$196.2	(7.5)%

Our total revenues decreased $14.7 million from $196.2 million for the three months ended March 31, 2017 to $181.5 million for the three months ended March 31, 2018. This decrease includes amounts that are not comparable quarter-over-quarter as follows:

•
$21.9 million decrease from the Frenchman's Reef & Morning Star Marriott Beach Resort, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018.

•	$2.2 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018.

•	$0.6 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$2.7 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$3.2 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$1.0 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues increased $1.9 million, or 1.1%.

The following are key hotel operating statistics for the three months ended March 31, 2018 and 2017. The 2017 amounts reflect the period in 2017 comparable to our ownership period in 2018 for the Hotel Palomar Phoenix and The Landing Resort & Spa, the full three months of the first quarter of 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the results from Frenchman's Reef & Morning Star Marriott Beach Resort and the Havana Cabana Key West as the hotels were not open during the comparable period of 2018.

	Three Months Ended March 31,
	2018	2017	% Change
Occupancy %	73.9%	73.2%	0.7%
ADR	$212.51	$210.46	1.0%
RevPAR	$156.98	$154.00	1.9%

Excluding non-comparable amounts, the increase in room revenue is a result of an 7.3% increase in the business transient segment and a 2.2% increase in the group segment, partially offset by a 38.0% decrease in the contract segment and a 2.8% decrease in the leisure transient segment.

Food and beverage revenues decreased $4.0 million from the three months ended March 31, 2017, which includes amounts that are not comparable quarter-over-quarter as follows:

•
$5.7 million decrease from the Frenchman's Reef & Morning Star Marriott Beach Resort, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018.

•	$0.1 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018.

•	$0.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$0.9 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$0.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues decreased $0.6 million, or 1.5%, primarily due to a decrease in restaurant and room service revenues.

Excluding non-comparable amounts and our hotel closures, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.4 million, primarily due to an increase in resort fees and parking revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2018	2017	% Change (B)/W
Rooms departmental expenses	$35.6	$36.9	(3.5)%
Food and beverage departmental expenses	27.5	29.5	(6.8)
Other departmental expenses	2.5	3.0	(16.7)
General and administrative	17.0	18.0	(5.6)
Utilities	5.0	6.1	(18.0)
Repairs and maintenance	7.8	8.7	(10.3)
Sales and marketing	13.9	13.8	0.7
Franchise fees	5.9	5.0	18.0
Base management fees	1.6	4.5	(64.4)
Incentive management fees	1.2	1.5	(20.0)
Property taxes	13.7	12.2	12.3
Other fixed charges	2.4	2.3	4.3
Severance costs	2.8	—	100.0
Ground rent—Contractual	1.0	1.0	—
Ground rent—Non-cash	1.5	1.5	—
Total hotel operating expenses	$139.4	$144.0	(3.2)%

Our hotel operating expenses decreased $4.6 million from $144.0 million for the three months ended March 31, 2017 to $139.4 million for the three months ended March 31, 2018. The decrease in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•
$16.3 million decrease from Frenchman's Reef & Morning Star Marriott Beach Resort, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018.

•	$0.9 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018.

•	$0.6 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$1.5 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$2.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.8 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

In connection with the termination of the hotel manager of the Frenchman's Reef & Morning Star Marriott Beach Resort, we recognized $2.2 million of accelerated amortization of key money during the three months ended March 31, 2018. This amortization reduced base management fees during the three months ended March 31, 2018 and is included within the non-comparable decrease of hotel operating expenses.

Excluding the non-comparable amounts, hotel operating expenses increased $6.9 million, or 5.4%, from the three months ended March 31, 2017.

We incurred $2.8 million of severance costs for the three months ended March 31, 2018 related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.5 million, or 2.2%, from the three months ended March 31, 2017.

Hotel acquisitions costs. The acquisitions of The Landing Resort & Spa in South Lake Tahoe and the Hotel Palomar Phoenix are accounted for as an acquisition of assets. All direct acquisition related costs are capitalized as a component of acquired assets. Refer to Note 2 for additional information on the adoption of ASU No. 2017-01.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $3.5 million, from $6.3 million for the three months ended March 31, 2017 to $9.8 million for the three months ended March 31, 2018. The increase is primarily due to the recognition of $3.0 million of severance costs related to the departure of our former Chief Financial Officer in March 2018.

Gain on business interruption insurance. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef & Morning Star Marriott Beach Resort and the Havana Cabana Key West, which resulted in lost revenue and additional expenses covered under our insurance policy. For the three months ended March 31, 2018, we recognized a $6.0 million gain on business interruption insurance, which is in addition to $1.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Interest expense. Our interest expense was $9.9 million and $9.5 million for the three months ended March 31, 2018 and 2017, respectively, and comprises the following (in millions):

	Three Months Ended March 31,
	2018	2017
Mortgage debt interest	$6.7	$8.1
Term loan interest	2.3	0.6
Credit facility interest and unused fees	0.4	0.3
Amortization of deferred financing costs and debt premium	0.5	0.5
	$9.9	$9.5

The increase in interest expense is primarily related to the increase in term loan interest incurred from the unsecured term loans entered into in April 2017. This increase is partially offset by a decrease in mortgage debt interest expense, primarily related to the repayment of the mortgage loan secured by the Lexington Hotel New York repaid on April 26, 2017.

Income taxes. We recorded income tax benefit of $0.2 million for the three months ended March 31, 2018 and an income tax expense of $1.3 million for the three months ended March 31, 2017. The income tax benefit for the three months ended March 31, 2018 includes $1.2 million of income tax benefit on the $4.4 million pre-tax loss of our taxable REIT subsidiaries ("TRS"), offset by $1.0 million of income tax expense incurred on the $7.9 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended March 31, 2017 includes $0.8 million of income tax expense incurred on the $1.9 million pre-tax income of our TRS, $0.1 million of state franchise taxes and $0.4 million of income tax expense on the TRS that owns Frenchman's Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to fund distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, funding of share repurchases under our share repurchase program, hotel acquisitions, costs to repair property damaged by natural disasters and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, equity issuances, proceeds from new financings and refinancings of maturing debt, insurance proceeds, proceeds from potential property dispositions, and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2018, we had $937.6 million of debt outstanding with a weighted average interest rate of 3.9% and a weighted average maturity date of approximately 5.4 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with no near-term debt maturities, no borrowings outstanding under our senior unsecured credit facility and 22 of our 30 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

ATM Program

We have equity distribution agreements, as amended, with a number of sales agents (the “ATM Program”) to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
During the three months ended March 31, 2018, we sold 230,719 shares of common stock at an average price of $12.02 for net proceeds of $2.7 million under the ATM Program. As of March 31, 2018, $197.2 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program.

Share Repurchase Program

We have a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. During the three months ended March 31, 2018, we did not repurchase any shares of our common stock. As of May 4, 2018, we have $150 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of March 31, 2018, we had no borrowings outstanding under our senior unsecured credit facility. Subsequent to March 31, 2018, we borrowed $20.0 million under the facility for general corporate purposes.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021 and a $200 million unsecured term loan expiring in April 2022. Information about our unsecured term loans is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, our senior unsecured credit facility, proceeds from potential hotel dispositions, and proceeds from insurance claims. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and dividends. As of March 31, 2018, we had $69.1 million of unrestricted corporate cash and $38.4 million of restricted cash, as well as full borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $33.6 million for the three months ended March 31, 2018. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes. Cash flows from operations for the three months ended March 31, 2018 also includes $18.8 million of business interruption insurance proceeds related to our hotels impacted by Hurricanes Irma and Maria.

Our net cash used in investing activities was $123.7 million for the three months ended March 31, 2018, which consisted of $119.0 million paid for the acquisitions of The Landing Resort & Spa and the Hotel Palomar Phoenix, capital expenditures at our hotels of $25.8 million, offset by $21.2 million of proceeds from our property insurance policy related to property casualty losses at our hotels impacted by Hurricanes Irma and Maria.

Our net cash used in financing activities was $26.2 million for the three months ended March 31, 2018, which consisted of $25.4 million of dividend payments, $3.4 million of scheduled mortgage debt principal payments, $0.2 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, offset by $2.7 million of proceeds from the issuance of common shares under the ATM Program.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2018 will be the net cash flow from hotel operations, proceeds from insurance claims, and potential issuance of share under our ATM Program. We expect our uses of cash for the remainder of the year ending December 31, 2018 will be regularly scheduled debt service payments, capital expenditures, remediation and repair costs, dividends, corporate expenses, potential hotel acquisitions, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock during 2018:

Payment Date	Record Date	Dividend per Share
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2018, we have set aside $33.7 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $25.8 million on capital improvements during the three months ended March 31, 2018, primarily related to the final phase of the Chicago Marriott Downtown renovation and the guest room renovations at the Vail Marriott Mountain Resort & Spa, Westin Fort Lauderdale Beach Resort, Bethesda Marriott Suites, and Westin Boston Waterfront Hotel. We expect to spend approximately $135 million on capital improvements at our hotels in 2018. Significant projects in 2018 include:

•
Chicago Marriott Downtown: We have completed the final phase of the hotel's $110 million multi-year renovation during the first quarter, which included the remaining 258 of 1,200 guest rooms and the hotel's 60,000 square feet of meeting space.

•
Havana Cabana Key West: We completed a comprehensive renovation of the hotel as part of the remediation of the substantial wind and water-related damage caused by Hurricane Irma. The hotel reopened as the Havana Cabana Key West in April 2018.

•	Bethesda Marriott Suites: We substantially completed a renovation of the guest rooms at the hotel during the first quarter.

•	Westin Boston Waterfront Hotel: We completed a refresh of the hotel's guest rooms during the first quarter.

Other significant projects planned for the remainder of 2018 include:

•	Vail Marriott Mountain Resort & Spa: We expect to renovate the hotel's guest rooms and meeting space to a luxury level in mid-2018.

•	Westin Fort Lauderdale Beach Resort: We expect to renovate and upgrade the hotel's 432 guest rooms in 2018.

•
Hotel Rex: In connection with joining the Viceroy Collection, we expect to complete a comprehensive renovation and re-positioning of the hotel in the fourth quarter of 2018. The hotel will close for approximately four months during renovation.

•	JW Marriott Denver: We expect to begin renovating the hotel's guest rooms, public space and meeting rooms in the fourth quarter of 2018, with the majority of the work occurring in 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with U.S. GAAP. EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company.

Use and Limitations of Non-GAAP Financial Measures

Our management and Board of Directors use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. The use of these non-GAAP financial measures has certain limitations. These non-GAAP financial measures as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable U.S. GAAP financial measures, and our consolidated statements of operations and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

EBITDA, EBITDAre and FFO

EBITDA represents net income (calculated in accordance with U.S. GAAP) excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. The Company computes EBITDAre in accordance with the National Association of Real Estate Investment Trusts ("Nareit") guidelines, as defined in its September 2017 white paper "Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate." EBITDAre represents net income (calculated in accordance with U.S. GAAP) adjusted for: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; (4) gains or losses on the disposition of depreciated property, including gains or losses on change of control; (5) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate; and (6) adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.

We believe EBITDA and EBITDAre are useful to an investor in evaluating our operating performance because they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization, and in the case of EBITDAre, impairment and gains or losses on dispositions of depreciated property) from our operating results. In addition, covenants included in our debt agreements use EBITDA as a measure of financial compliance. We also use EBITDA and EBITDAre as one measure in determining the value of hotel acquisitions and dispositions.

The Company computes FFO in accordance with standards established by the Nareit, which defines FFO as net income determined in accordance with U.S. GAAP, excluding gains or losses from sales of properties and impairment losses, plus depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its operating results.

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

•
Hotel Manager Transition Items:  We exclude the transition items associated with a change in hotel manager because we believe these items do not reflect the ongoing performance of the Company or our hotels.

•
Other Items:  From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to, the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements; costs incurred related to natural disasters; and gains from insurance proceeds, other than income related to business interruption insurance.

In addition, to derive Adjusted FFO we exclude any fair value adjustments to debt instruments. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2018	2017

Net income	$4,338	$8,887
Interest expense	9,877	9,513
Income tax (benefit) expense	(185)	1,255
Real estate related depreciation and amortization	24,902	24,363
EBITDA	38,932	44,018
Impairment losses	—	—
Gain on sale of hotel properties	—	—
EBITDAre	38,932	44,018
Non-cash ground rent	1,535	1,550
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)
Hotel acquisition costs	—	2,251
Hurricane-related costs (1)	(214)	—
Hotel manager transition items (2)	(2,183)	—
Severance costs (3)	5,847	—
Adjusted EBITDA	$43,439	$47,341
____________________

(1)
Represents stabilization, cleanup, and other costs (such as hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.

(2)	Represents accelerated amortization of key money received from Marriott for Frenchman's Reef in connection with the termination of the hotel's management agreement.

(3)
Consists of (a) $3.0 million related to the departure of our former Executive Vice President and Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations, and (b) $2.8 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2018	2017

Net income	$4,338	$8,887
Real estate related depreciation and amortization	24,902	24,363
FFO	29,240	33,250
Non-cash ground rent	1,535	1,550
Non-cash amortization of favorable and unfavorable contracts, net	(478)	(478)
Hotel acquisition costs	—	2,251
Hurricane-related costs (1)	(214)	—
Hotel manager transition items (2)	(2,183)	—
Severance costs (3)	5,847	—
Adjusted FFO	$33,747	$36,573
____________________

(1)
Represents stabilization, cleanup, and other costs (such as hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.

(2)	Represents accelerated amortization of key money received from Marriott for Frenchman's Reef in connection with the termination of the hotel's management agreement.

(3)
Consists of (a) $3.0 million related to the departure of our former Executive Vice President and Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations, and (b) $2.8 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Investment in Hotels

Following the adoption of Accounting Standards Update No. 2017-01, acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are generally accounted for as asset acquisitions and recorded at relative fair value based upon the total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 5 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We enter into a hotel management agreement at the time of acquisition and such agreements are generally based on market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2018 was $943.9 million, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.8 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31, 2018	—	$—	—	$150,000
February 1 - February 28, 2018	12,925	$10.39	—	$150,000
March 1 - March 31, 2018	—	$—	—	$150,000
____________________

(1)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1*†	Severance Agreement between DiamondRock Hospitality Company and Jay L. Johnson, dated as of March 19, 2018

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 4, 2018

/s/ Jay L. Johnson
Jay L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)