Form 10-Q
period 2018-06-30
DiamondRock Hospitality Co
filed 2018-08-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
The registrant had 207,840,943 shares of its $0.01 par value common stock outstanding as of August 6, 2018.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Property and equipment, net	$2,806,510	$2,692,286
Restricted cash	41,564	40,204
Due from hotel managers	100,253	86,621
Favorable lease assets, net	46,395	26,690
Prepaid and other assets	33,168	71,488
Cash and cash equivalents	134,552	183,569
Total assets	$3,162,442	$3,100,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$636,139	$639,639
Term loans, net of unamortized debt issuance costs	298,383	298,153
Total debt	934,522	937,792

Deferred income related to key money, net	11,937	14,307
Unfavorable contract liabilities, net	74,297	70,734
Deferred ground rent	90,254	86,614
Due to hotel managers	68,693	74,213
Dividends declared and unpaid	26,561	25,708
Accounts payable and accrued expenses	44,879	57,845
Total liabilities	1,251,143	1,267,213
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 207,840,943 and 200,306,733 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,078	2,003
Additional paid-in capital	2,158,336	2,061,451
Accumulated deficit	(249,115)	(229,809)
Total stockholders’ equity	1,911,299	1,833,645
Total liabilities and stockholders’ equity	$3,162,442	$3,100,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Revenues:
Rooms	$175,058	$177,483	$304,036	$315,315
Food and beverage	51,572	52,762	92,364	97,540
Other	11,319	13,027	23,079	26,627
Total revenues	237,949	243,272	419,479	439,482
Operating Expenses:
Rooms	40,593	41,565	76,193	78,466
Food and beverage	31,701	33,064	59,155	62,530
Management fees	6,610	6,949	9,443	12,961
Other hotel expenses	89,243	78,608	162,706	150,267
Depreciation and amortization	26,033	25,585	50,935	49,948
Hotel acquisition costs	—	22	—	2,273
Corporate expenses	7,832	6,828	17,618	13,090
Gain on business interruption insurance	(2,000)	—	(8,027)	—
Total operating expenses, net	200,012	192,621	368,023	369,535
Operating profit	37,937	50,651	51,456	69,947
Interest and other income, net	(296)	(192)	(807)	(551)
Interest expense	10,274	9,585	20,151	19,098
Loss on early extinguishment of debt	—	274	—	274
Total other expenses, net	9,978	9,667	19,344	18,821
Income before income taxes	27,959	40,984	32,112	51,126
Income tax benefit (expense)	50	(4,389)	235	(5,644)
Net income	$28,009	$36,595	$32,347	$45,482
Earnings per share:
Basic earnings per share	$0.14	$0.18	$0.16	$0.23
Diluted earnings per share	$0.14	$0.18	$0.16	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$32,347	$45,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,935	49,948
Corporate asset depreciation as corporate expenses	106	32
Loss on early extinguishment of debt	—	274
Non-cash ground rent	3,478	3,164
Amortization of debt issuance costs	916	1,028
Amortization of favorable and unfavorable contracts, net	(979)	(956)
Amortization of deferred income related to key money	(2,370)	(1,042)
Stock-based compensation	4,413	3,340
Changes in assets and liabilities:
Prepaid expenses and other assets	6,861	(3,261)
Due to/from hotel managers	(17,268)	(20,258)
Accounts payable and accrued expenses	(10,323)	5,623
Net cash provided by operating activities	68,116	83,374
Cash flows from investing activities:
Hotel capital expenditures	(62,353)	(58,911)
Hotel acquisitions	(119,537)	(93,795)
Proceeds from property insurance	30,719	—
Net used in investing activities	(151,171)	(152,706)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(6,781)	(5,870)
Proceeds from sale of common stock, net	92,899	—
Repayments of mortgage debt	—	(170,368)
Proceeds from senior unsecured term loan	—	200,000
Draws on senior unsecured credit facility	85,000	—
Repayments of senior unsecured credit facility	(85,000)	—
Payment of financing costs	—	(1,579)
Payment of cash dividends	(50,571)	(50,360)
Repurchase of common stock	(149)	(529)
Net cash provided by (used in) financing activities	35,398	(28,706)
Net decrease in cash, cash equivalents, and restricted cash	(47,657)	(98,038)
Cash, cash equivalents, and restricted cash at beginning of period	223,773	289,164
Cash, cash equivalents, and restricted cash at end of period	$176,116	$191,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2018	2017
Cash paid for interest	$18,969	$18,015
Cash paid for income taxes	$1,803	$1,770
Non-cash Investing and Financing Activities:
Unpaid dividends	$26,561	$25,548
Loan assumed in hotel acquisition	$2,943	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown within the condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$134,552	$183,569
Restricted cash (1)	41,564	40,204
Total cash, cash equivalents, and restricted cash	$176,116	$223,773
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of June 30, 2018, we owned 30 hotels with 9,949 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of June 30, 2018, the Frenchman's Reef & Morning Star Marriott Beach Resort is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2018, the results of our operations for the three and six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

Revenue Recognition

Revenues from operations of the hotels are recognized when the goods or services are provided, and thereby the performance obligations are satisfied. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees. Room revenue is generated through contracts with customers whereby the customer agrees to pay a daily rate for the right to use a hotel room. Our contract performance obligations are fulfilled at the end of the day that the customer is provided the room and revenue is recognized daily at the contract rate. Food and beverage revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for restaurant dining services or banquet services. Our contract performance obligations are fulfilled at the time that the food and beverage is provided to the customer or when the banquet facilities and related dining amenities are provided to the customer. We recognize food and beverage revenue upon the fulfillment of the contract with the customer. Other revenues are recognized at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and we assess whether we are the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price. Certain of our hotels have retail spaces, restaurants or other spaces which we lease to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in our condensed consolidated statements of operations.

Hotel operating revenues are disaggregated on the face of the condensed consolidated statements of operations into the categories of room revenue, food and beverage revenue, and other revenue to demonstrate how economic factors affect the nature, amount, timing, and uncertainty of revenue and cash flows.

The following table provides information about trade receivables and contract liabilities (in thousands):

	June 30, 2018	December 31, 2017
Trade receivables (1)	$27,435	$17,919
Advance deposits as deferred revenue (2)	13,336	14,754
______________________

(1)	Included within due from hotel managers on the accompanying condensed consolidated balance sheets.

(2)	Included within due to hotel managers on the accompanying condensed consolidated balance sheets.

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

We had no accruals for tax uncertainties as of June 30, 2018 and December 31, 2017.

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

In September 2017, Hurricanes Irma and Maria caused significant damage to the Frenchman's Reef & Morning Star Marriott Beach Resort and the Havana Cabana Key West. We are pursuing insurance claims for the remediation of property damage and business interruption at these hotels. We received $12.5 million and $52.5 million of insurance proceeds under these claims during the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018, we recognized a $2.0 million gain on business interruption insurance on our accompanying condensed consolidated statement of operations, which is in addition to $1.0 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations. For the six months ended June 30, 2018, we recognized a $8.0 million gain on business interruption insurance on our accompanying condensed consolidated statement of operations, which is in addition to $2.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel acquisitions will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard is effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2017-01 effective January 1, 2018. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our transactions prior to January 1, 2018. Refer to Note 9 for more information about our two hotel property acquisitions during the six months ended June 30, 2018, which were both asset purchases.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We adopted the new standard effective January 1, 2018 under the cumulative effect transition method. No adjustment was recorded to the Company’s opening balance of retained earnings on January 1, 2018 as there was no impact to net income for the Company.

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

3.	Property and Equipment

Property and equipment as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$617,695	$602,879
Land improvements	7,994	7,994
Buildings and site improvements	2,538,664	2,414,216
Furniture, fixtures and equipment	458,667	423,987
Construction in progress	23,228	31,906
	3,646,248	3,480,982
Less: accumulated depreciation	(839,738)	(788,696)
	$2,806,510	$2,692,286

As of June 30, 2018 and December 31, 2017, we had accrued capital expenditures of $9.4 million and $11.7 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable leases. Our favorable lease assets, net of accumulated amortization of $3.0 million and $2.7 million as of June 30, 2018 and December 31, 2017, respectively, consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Westin Boston Waterfront Hotel Ground Lease	$17,534	$17,643
Hotel Palomar Phoenix Ground Lease	19,913	—
Orchards Inn Sedona Annex Sublease	8,841	8,925
Lexington Hotel New York Tenant Leases	107	122
	$46,395	$26,690

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.2 million and $0.1 million of amortization expense, respectively, for the three months ended June 30, 2018 and 2017. We recorded $0.3 million and $0.2 million of amortization expense, respectively, for the six months ended June 30, 2018 and 2017.

In connection with our acquisition of the Hotel Palomar Phoenix on March 1, 2018, we recorded a $20.0 million favorable lease asset. We determined the value using a discounted cash flow of the favorable difference between the contractual lease payments and estimated market rents. The market rents were estimated with the assistance of a third-party valuation firm and the discount rate was estimated using a risk adjusted rate of return. See Note 9 for further discussion of this favorable lease asset.

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

We have an “at-the-market” equity offering program (the “ATM program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the six months ended June 30, 2018, we sold 7,472,946 shares of common stock at an average price of $12.56 for net proceeds of $92.9 million under the ATM program. As of June 30, 2018, there is $34.4 million remaining under the ATM program.

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

Dividends

We have paid the following dividends to holders of our common stock during 2018 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of operating partnership units have certain redemption rights, which would enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders. As of June 30, 2018 and December 31, 2017, there were no operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the "2016 Plan"), of which we have issued or committed to issue 846,517 shares as of June 30, 2018. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2018 to June 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	630,962	$10.66
Granted	349,091	10.19
Vested	(338,209)	10.94
Unvested balance at June 30, 2018	641,844	$10.25

The remaining share awards are expected to vest as follows: 310,117 shares during 2019, 215,368 shares during 2020, and 116,359 during 2021. As of June 30, 2018, the unrecognized compensation cost related to restricted stock awards was $5.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.8 million of compensation expense related to restricted stock awards for each of the three months ended June 30, 2018 and 2017. We recorded $2.1 million and $1.5 million, respectively, of compensation expense related to restricted stock awards for the six months ended June 30, 2018 and 2017. The compensation expense for the six months ended June 30, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. Subsequent to June 30, 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. As a result, the compensation expense previously recorded related to the forfeited awards will be reversed.

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

On March 2, 2018, our board of directors granted 264,509 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $9.52 using the assumptions of volatility of 26.9% and a risk-free rate of 2.40%. The grant date fair value of the portion of the PSUs based on hotel market share was $10.18, the closing stock price of our common stock on such date. On April 2, 2018, our board of directors granted 28,602 PSUs to our new Chief Financial Officer. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $9.00 using the assumptions of volatility of 26.9% and a risk-free rate of 2.37%. The grant date fair value of the portion of the PSUs based on hotel market share was $10.32, the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2018 to June 30, 2018 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	785,797	$10.42
Granted	293,111	9.82
Additional units from dividends	18,260	11.13
Vested (1)	(218,514)	11.98
Unvested balance at June 30, 2018	878,654	$9.85
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2018 was equal to 51.75% of the PSU Target Award.

The remaining target units are expected to vest as follows: 301,189 units during 2019, 281,270 units during 2020 and 296,195 units during 2021. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2018, the unrecognized compensation cost related to the PSUs was $4.3 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded $0.6 million of compensation expense related to the PSUs for each of the three months ended June 30, 2018 and 2017. We recorded $1.7 million and $1.2 million, respectively, of compensation expense related to the PSUs for the six months ended June 30, 2018 and 2017. The compensation expense for the six months ended June 30, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. Subsequent to June 30, 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. As a result, the compensation expense previously recorded related to the forfeited awards will be reversed.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$28,009	$36,595	$32,347	$45,482
Denominator:
Weighted-average number of common shares outstanding—basic	203,574,282	200,810,323	202,366,359	200,732,639
Effect of dilutive securities:
Unvested restricted common stock	148,608	99,677	207,279	165,483
Shares related to unvested PSUs	793,252	831,394	793,252	831,394
Weighted-average number of common shares outstanding—diluted	204,516,142	201,741,394	203,366,890	201,729,516
Earnings per share:
Basic earnings per share	$0.14	$0.18	$0.16	$0.23
Diluted earnings per share	$0.14	$0.18	$0.16	$0.23

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2018 and December 31, 2017 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$55,874	$56,717
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	63,791	64,833
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	27,954	28,277
Westin San Diego mortgage loan	3.94%	April 2023	64,126	64,859
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	83,346	84,067
Renaissance Worthington mortgage loan	3.66%	May 2025	83,331	84,116
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	62,967	63,519
Boston Westin mortgage loan	4.36%	November 2025	196,263	198,046
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	—
Unamortized debt issuance costs			(4,456)	(4,795)
Total mortgage and other debt, net of unamortized debt issuance costs			636,139	639,639

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	200,000	200,000
Unamortized debt issuance costs			(1,617)	(1,847)
Unsecured term loan, net of unamortized debt issuance costs			298,383	298,153

Senior unsecured credit facility	LIBOR + 1.50%	May 2020 (3)	—	—

Total debt, net of unamortized debt issuance costs			$934,522	$937,792
Weighted-Average Interest Rate	3.99%
_______________________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix in March 2018.

(2)	The interest rate at June 30, 2018 was 3.43%.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2018, eight of our 30 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 30, 2018, we were in compliance with the financial covenants of our mortgage debt.

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2018
Maximum leverage ratio (1)	60%	25.1%
Minimum fixed charge coverage ratio (2)	1.50x	4.12x
Minimum tangible net worth (3)	$1.98 billion	$2.70 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	20.4%
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

As of June 30, 2018, we had no borrowings outstanding under the facility and the Company's leverage ratio was 25.1%. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. We incurred interest and unused credit facility fees on the facility of $0.7 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

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

As of June 30, 2018, the Company's leverage ratio was 25.1%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $2.6 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. We incurred interest on the term loans of $5.0 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively.

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

On March 1, 2018, we acquired the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million. The acquisition was funded with corporate cash. In connection with the acquisition, we assumed a $2.9 million loan under a qualified New Market Tax Credit program. Refer to Note 8 for additional information about the loan. The acquisition is accounted for as an acquisition of assets; accordingly, our direct acquisition costs of $0.3 million were capitalized. We assumed the existing management agreement with Kimpton Hotel and Restaurant Group. The management agreement provides for a base management fee of 3.5% of gross revenues. The management agreement also provides for an incentive management fee of 20% of hotel operating profit above an owner's priority, determined in accordance with the terms of the management agreement. The incentive management fee is capped at 1.5% of gross revenues for each year.

We lease the surface and air rights of the hotel property pursuant to a ground lease with the City of Phoenix. We own the building improvements fee simple. The ground lease expires in 2085, including all extension options. As lessee of government property, we are subject to a Government Property Lease Excise Tax ("GPLET") under Arizona state statute in lieu of ad valorem real estate taxes through the end of the term of the ground lease. We reviewed the terms of the ground lease and GPLET agreement and concluded that the terms of the ground lease are favorable to us compared with a typical market ground lease. Accordingly, we recorded a $20.0 million favorable ground lease asset that will be amortized over the remaining term of the ground lease, including all extension options.

We assumed an agreement previously made with the lessee of the subsurface parking facility under the hotel, which requires us to pay 50% of the lessee's lease payments to the landlord—the City of Phoenix. The agreement is coterminous with the underlying subsurface ground lease, which expires in 2085, including all extensions at the lessee's option. We reviewed the terms of the parking agreement and concluded that the terms are unfavorable to us compared with a typical market parking agreement. Accordingly, we recorded a $4.6 million unfavorable agreement liability that will be amortized over the remaining term of the parking agreement, including all extension options.

The following table summarizes the relative fair value of the assets acquired and liabilities assumed in our acquisitions (in thousands):

	The Landing Resort & Spa	Hotel Palomar Phoenix
Land	$14,816	$—
Building and improvements	24,351	59,703
Furnitures, fixtures and equipment	3,346	5,207
Total fixed assets	42,513	64,910
Favorable ground lease asset	—	20,012
Unfavorable contract liability	—	(4,644)
New Market Tax Credit loan assumption	—	(2,943)
Other assets and liabilities, net	(658)	497
Total	$41,855	$77,832

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2018 and December 31, 2017, in thousands, is as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$934,522	$919,752	$937,792	$942,529
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

•
risks associated with security breaches through cyber-attacks or otherwise, as well as other significant disruptions of our information technologies and systems, which support our operations and our hotel managers;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	possible adverse changes in tax and environmental laws; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2018, we owned a portfolio of 30 premium hotels and resorts that contain 9,949 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. As of June 30, 2018, the Frenchman's Reef & Morning Star Marriott Beach Resort ("Frenchman's Reef") is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 72% of our total revenues for the six months ended June 30, 2018 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for the six months ended June 30, 2018 for each of our hotels.

Property	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2017 RevPAR (1)
Chicago Marriott Downtown	Chicago, Illinois	1,200	66.8%	$221.55	$148.04	5.2%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	73.2%	245.26	179.41	(7.9)%
Lexington Hotel New York	New York, New York	725	88.4%	228.83	202.21	1.7%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	74.0%	176.86	130.91	0.5%
Renaissance Worthington	Fort Worth, Texas	504	77.1%	193.79	149.49	4.0%
Frenchman’s Reef (2)	St. Thomas, U.S. Virgin Islands	502	—%	—	—	(100.0)%
Westin San Diego	San Diego, California	436	83.8%	187.70	157.21	(6.3)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	90.0%	222.11	199.80	3.6%
Westin Washington, D.C. City Center	Washington, D.C.	410	89.0%	223.47	198.80	(4.7)%
Hilton Boston Downtown	Boston, Massachusetts	403	85.1%	276.24	234.96	3.4%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	61.2%	346.71	212.29	(11.3)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	67.8%	179.89	121.95	(6.8)%
Courtyard Manhattan/Midtown East	New York, New York	321	91.9%	238.69	219.38	6.1%
The Gwen Chicago	Chicago, Illinois	311	80.5%	241.96	194.83	39.0%
Hilton Garden Inn Times Square Central	New York, New York	282	97.4%	230.27	224.28	7.3%
Bethesda Marriott Suites	Bethesda, Maryland	272	66.9%	185.37	124.10	(9.4)%
Hilton Burlington	Burlington, Vermont	258	77.6%	163.37	126.75	9.7%
Hotel Palomar Phoenix (3)	Phoenix, Arizona	242	77.3%	206.78	159.88	(1.9)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	80.2%	248.75	199.60	(1.7)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	88.0%	253.92	223.49	6.9%
Sheraton Suites Key West	Key West, Florida	184	91.5%	271.14	248.22	(1.2)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	68.1%	282.28	192.29	13.3%
Courtyard Denver Downtown	Denver, Colorado	177	81.3%	190.51	154.96	(1.2)%
Renaissance Charleston	Charleston, South Carolina	166	87.3%	265.52	231.83	20.9%
Shorebreak Hotel	Huntington Beach, California	157	75.8%	244.99	185.82	15.4%
Havana Cabana Key West (4)	Key West, Florida	106	73.1%	192.94	141.08	(16.1)%
Hotel Rex	San Francisco, California	94	81.4%	199.58	162.55	(8.9)%
L'Auberge de Sedona	Sedona, Arizona	88	77.0%	620.79	478.06	13.9%
The Landing Resort & Spa (3)	South Lake Tahoe, California	77	48.9%	289.79	141.72	(6.3)%
Orchards Inn Sedona	Sedona, Arizona	70	77.8%	265.70	206.73	11.1%
TOTAL/WEIGHTED AVERAGE		9,949	78.5%	$230.74	$181.13	(0.6)%
____________________
(1) The percentage change from 2017 RevPAR reflects the comparable period in 2017 to our 2018 ownership period for our 2018 and 2017 acquisitions.
(2) The hotel closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the six months ended June 30, 2018.
(3) The hotel was acquired on March 1, 2018. The operating statistics reflect the period from March 1, 2018 to June 30, 2018.
(4) The hotel closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the first quarter of 2018. Accordingly,the operating information reported for the six months ended June 30, 2018 only includes operations beginning in April 2018.

Highlights

Hotel Acquisitions. In March 2018, we acquired the 77-room Landing Resort & Spa in South Lake Tahoe, California, for a total contractual purchase price of $42 million. We also acquired the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million in March 2018.

Public Equity Offering. We have a $200 million “at-the-market” equity offering program (the “ATM program”). During the six months ended June 30, 2018, we sold 7,472,946 shares of our common stock at an average price of $12.56 for net proceeds of $92.9 million under the ATM program.

Update on Insurance Claims

As previously disclosed, we have ongoing insurance claims resulting from hurricanes that impacted Frenchman's Reef and Havana Cabana Key West in 2017, as well as from the 2017 wildfires in Northern California that impacted the Lodge at Sonoma. The Company is insured for up to $361 million for each covered event, subject to certain deductibles and other conditions. During the second quarter of 2018, we recognized $2.0 million of business interruption income related to Frenchman's Reef.

Frenchman's Reef. The hotel was significantly damaged by last year's hurricanes and is expected to remain closed through 2019. We submitted our insurance claim during the first quarter of 2018 and are continuing to work diligently with our insurance carriers and the U.S. Virgin Islands government to evaluate all alternatives to ensure the best outcome for our shareholders.

Havana Cabana Key West. We completed a comprehensive renovation and re-positioning of the hotel in connection with the remediation of substantial wind and water-related damage from Hurricane Irma. The hotel reopened as the Havana Cabana Key West in April 2018. In July 2018, we settled our insurance claim for the property damage and business interruption.

The Lodge at Sonoma. In July 2018, we settled our insurance claim for the smoke damage and business interruption.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2018	2017	% Change
Rooms	$175.1	$177.5	(1.4)%
Food and beverage	51.6	52.8	(2.3)%
Other	11.3	13.0	(13.1)%
Total revenues	$238.0	$243.3	(2.2)%

Our total revenues decreased $5.3 million from $243.3 million for the three months ended June 30, 2017 to $238.0 million for the three months ended June 30, 2018. This decrease includes amounts that are not comparable quarter-over-quarter as follows:

•	$17.1 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the second quarter of 2018.

•	$0.5 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.0 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$5.2 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

Excluding these non-comparable amounts our total revenues increased $5.1 million, or 2.3%.

The following are key hotel operating statistics for the three months ended June 30, 2018 and 2017. The 2017 amounts reflect the period in 2017 comparable to our ownership period in 2018 for the Hotel Palomar Phoenix and The Landing Resort & Spa and exclude the results from Frenchman's Reef and the Havana Cabana Key West as the hotels were not open during all of the comparable period of 2018.

	Three Months Ended June 30,
	2018	2017	% Change
Occupancy %	83.0%	84.6%	(1.6)%
ADR	$246.67	$237.36	3.9%
RevPAR	$204.79	$200.85	2.0%

Food and beverage revenues decreased $1.2 million from the three months ended June 30, 2017, which includes amounts that are not comparable quarter-over-quarter as follows:

•	$5.1 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the second quarter of 2018.

•	$0.7 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$2.1 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

Excluding these non-comparable amounts, food and beverage revenues increased $1.1 million, or 2.4%, primarily due to an increase in restaurant and room service revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.5 million, primarily due to an increase in resort fees and parking revenue, partially offset by a decrease in attrition and cancellation revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2018	2017	% Change (B)/W
Rooms departmental expenses	$40.6	$41.6	(2.4)%
Food and beverage departmental expenses	31.7	33.1	(4.2)
Other departmental expenses	2.5	3.1	(19.4)
General and administrative	19.3	19.5	(1.0)
Utilities	5.0	6.1	(18.0)
Repairs and maintenance	8.1	8.9	(9.0)
Sales and marketing	16.2	15.6	3.8
Franchise fees	6.9	6.0	15.0
Base management fees	5.1	5.8	(12.1)
Incentive management fees	1.5	1.1	36.4
Property taxes	14.1	13.9	1.4
Other fixed charges	5.8	2.8	107.1
Severance costs	8.1	—	100.0
Ground rent—Contractual	1.3	1.1	18.2
Ground rent—Non-cash	1.9	1.6	18.8
Total hotel operating expenses	$168.1	$160.2	4.9%

Our hotel operating expenses increased $7.9 million from $160.2 million for the three months ended June 30, 2017 to $168.1 million for the three months ended June 30, 2018. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•	$11.6 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed throughout the second quarter of 2018.

•	$0.4 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.0 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$3.9 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

During the three months ended June 30, 2018, we incurred $8.1 million of severance costs related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York. Excluding these severance costs and the non-comparable amounts detailed above, hotel operating expenses increased $5.1 million, or 3.5%, from the three months ended June 30, 2017.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.4 million, or 1.8%, from the three months ended June 30, 2017.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.0 million, or 14.7%, from $6.8 million for the three months ended June 30, 2017 to $7.8 million for the three months ended June 30, 2018 due to various drivers, including professional fees, consulting fees, and employee compensation.

Gain on business interruption insurance. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West, which resulted in lost revenue and additional expenses covered under our insurance policy. For the three months ended June 30, 2018, we recognized a $2.0 million gain on business interruption insurance, which is in addition to $1.0 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Interest expense. Our interest expense was $10.3 million and $9.6 million for the three months ended June 30, 2018 and 2017, respectively, and comprises the following (in millions):

	Three Months Ended June 30,
	2018	2017
Mortgage debt interest	$6.9	$7.4
Term loan interest	2.6	1.5
Credit facility interest and unused fees	0.3	0.2
Amortization of deferred financing costs and debt premium	0.5	0.5
	$10.3	$9.6

The increase in interest expense is primarily related to the $200 million unsecured term loan entered into in April 2017. This increase is partially offset by a decrease in mortgage debt interest expense, primarily related to the repayment of the mortgage loan secured by the Lexington Hotel New York repaid on April 26, 2017.

Income taxes. We recorded income tax benefit of $0.1 million for the three months ended June 30, 2018 and an income tax expense of $4.4 million for the three months ended June 30, 2017. The income tax benefit for the three months ended June 30, 2018 is due to $0.1 million of income tax benefit on the $0.6 million pre-tax loss of our taxable REIT subsidiaries ("TRS"). The income tax expense for the three months ended June 30, 2017 includes $4.2 million of income tax expense incurred on the $10.3 million pre-tax income of our TRS, $0.1 million of state franchise taxes and $0.1 million of income tax expense incurred on the $2.0 million pre-tax income of the TRS that owns Frenchman's Reef.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2018	2017	% Change
Rooms	$304.0	$315.4	(3.6)%
Food and beverage	92.4	97.5	(5.2)%
Other	23.1	26.6	(13.2)%
Total revenues	$419.5	$439.5	(4.6)%

Our total revenues decreased $20.0 million from $439.5 million for the six months ended June 30, 2017 to $419.5 million for the six months ended June 30, 2018. This decrease includes amounts that are not comparable period-over-period as follows:

•	$39.0 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the second quarter of 2018.

•	$2.8 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.6 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$8.0 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$3.2 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$1.0 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues increased $7.0 million, or 1.8%.

The following are key hotel operating statistics for the six months ended June 30, 2018 and 2017. The 2017 amounts reflect the period in 2017 comparable to our ownership period in 2018 for the Hotel Palomar Phoenix and The Landing Resort & Spa, the full six months of the first half of 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the results from Frenchman's Reef and the Havana Cabana Key West as the hotels were not open during all of the comparable period of 2018.

	Six Months Ended June 30,
	2018	2017	% Change
Occupancy %	78.5%	79.0%	(0.5)%
ADR	$230.88	$225.11	2.6%
RevPAR	$181.29	$177.82	2.0%

Food and beverage revenues decreased $5.1 million from the six months ended June 30, 2017, which includes amounts that are not comparable period-over-period as follows:

•	$10.8 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the second quarter of 2018.

•	$0.2 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$0.9 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$3.1 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$0.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues increased $0.6 million, or 0.7%, primarily due to an increase in restaurant and room service revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.9 million, primarily due to an increase in resort fees, partially offset by a decrease in attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2018	2017	% Change (B)/W
Rooms departmental expenses	$76.2	$78.5	(2.9)%
Food and beverage departmental expenses	59.2	62.5	(5.3)
Other departmental expenses	5.0	6.1	(18.0)
General and administrative	36.3	37.5	(3.2)
Utilities	10.0	12.1	(17.4)
Repairs and maintenance	15.9	17.6	(9.7)
Sales and marketing	30.2	29.4	2.7
Franchise fees	12.8	11.0	16.4
Base management fees	6.7	10.4	(35.6)
Incentive management fees	2.7	2.6	3.8
Property taxes	27.8	26.1	6.5
Other fixed charges	8.1	5.3	52.8
Severance costs	10.9	—	100.0
Ground rent—Contractual	2.3	2.0	15.0
Ground rent—Non-cash	3.4	3.1	9.7
Total hotel operating expenses	$307.5	$304.2	1.1%

Our hotel operating expenses increased $3.3 million from $304.2 million for the six months ended June 30, 2017 to $307.5 million for the six months ended June 30, 2018. The decrease in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$28.0 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the second quarter of 2018.

•	$0.4 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.6 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$5.4 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$2.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.8 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

In connection with the termination of the hotel manager of Frenchman's Reef, we recognized $2.2 million of accelerated amortization of key money during the six months ended June 30, 2018. This amortization reduced base management fees during the six months ended June 30, 2018 and is included within the non-comparable decrease of hotel operating expenses.

For the six months ended June 30, 2018, we incurred $10.9 million of severance costs related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York. Excluding these severance costs and the non-comparable amounts detailed above, hotel operating expenses increased $9.1 million, or 3.3%, from the six months ended June 30, 2017.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.0 million, or 2.0%, from the six months ended June 30, 2017.

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

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $4.5 million, or 34.6%, from $13.1 million for the six months ended June 30, 2017 to $17.6 million for the six months ended June 30, 2018. The increase is primarily due to the recognition of $3.0 million of severance costs related to the departure of our former Chief Financial Officer in March 2018. The remaining increase is due to various drivers, including an increase in professional fees, consulting fees, and employee compensation.

Gain on business interruption insurance. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West, which resulted in lost revenue and additional expenses covered under our insurance policy. For the six months ended June 30, 2018, we recognized a $8.0 million gain on business interruption insurance, which is in addition to $2.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Interest expense. Our interest expense was $20.2 million and $19.1 million for the six months ended June 30, 2018 and 2017, respectively, and comprises the following (in millions):

	Six Months Ended June 30,
	2018	2017
Mortgage debt interest	$13.6	$15.5
Term loan interest	5.0	2.1
Credit facility interest and unused fees	0.7	0.5
Amortization of deferred financing costs and debt premium	0.9	1.0
	$20.2	$19.1

The increase in interest expense is primarily related to the $200 million unsecured term loan entered into in April 2017. This increase is partially offset by a decrease in mortgage debt interest expense, primarily related to the repayment of the mortgage loan secured by the Lexington Hotel New York repaid on April 26, 2017.

Income taxes. We recorded income tax benefit of $0.2 million for the six months ended June 30, 2018 and an income tax expense of $5.6 million for the six months ended June 30, 2017. The income tax benefit for the six months ended June 30, 2018 includes $1.3 million of income tax benefit on the $4.8 million pre-tax loss of our taxable REIT subsidiaries ("TRS"), offset by $1.1 million of income tax expense incurred on the $8.4 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the six months ended June 30, 2017 includes $4.9 million of income tax expense incurred on the $12.2 million pre-tax income of our TRS, $0.1 million of state franchise taxes and $0.6 million of income tax expense incurred on the $7.9 million pre-tax income of the TRS that owns Frenchman's Reef.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2018, we had $934.5 million of debt outstanding with a weighted average interest rate of 3.99% and a weighted average maturity date of approximately 5.2 years. We maintain one of the most durable and lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with no near-term debt maturities, no borrowings outstanding under our senior unsecured credit facility and 22 of our 30 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

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
During the six months ended June 30, 2018, we sold 7,472,946 shares of common stock at an average price of $12.56 for net proceeds of $92.9 million under the ATM Program. As of June 30, 2018, $34.4 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program.

Share Repurchase Program

We have a $150 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. During the six months ended June 30, 2018, we did not repurchase any shares of our common stock. As of August 6, 2018, we have $150 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of June 30, 2018, we had no borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021 and a $200 million unsecured term loan expiring in April 2022. Information about our unsecured term loans is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, and our senior unsecured credit facility, proceeds from potential hotel dispositions, and proceeds from insurance claims. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and dividends. As of June 30, 2018, we had $134.6 million of unrestricted corporate cash and $41.6 million of restricted cash, as well as full borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $68.1 million for the six months ended June 30, 2018. Our cash from operations generally consists of the net cash flow from hotel operations and insurance proceeds related to our hotels impacted by Hurricanes Irma and Maria, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $151.2 million for the six months ended June 30, 2018, which consisted of $119.5 million paid for the acquisitions of The Landing Resort & Spa and the Hotel Palomar Phoenix, capital expenditures at our hotels of $62.4 million, offset by $30.7 million of insurance proceeds related to property casualty losses at our hotels impacted by Hurricanes Irma and Maria.

Our net cash provided by financing activities was $35.4 million for the six months ended June 30, 2018, which consisted of $92.9 million of proceeds from the issuance of ATM Shares, offset by $50.6 million of dividend payments, $6.8 million of scheduled mortgage debt principal payments, and $0.1 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2018 will be the net cash flow from hotel operations and proceeds from potential mortgage debt. We expect our uses of cash for the remainder of the year ending December 31, 2018 will be regularly scheduled debt service payments, capital expenditures, dividends, corporate expenses, and potential hotel acquisitions.

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

We have paid the following dividends to holders of our common stock during 2018:

Payment Date	Record Date	Dividend per Share
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2018, we have set aside $35.1 million for capital projects in property improvement funds, which are included in restricted cash.

We expect to spend approximately $135 million on capital improvements at our hotels in 2018. We spent approximately $62.4 million on capital improvements at our hotels during the six months ended June 30, 2018, primarily related to the completion of the renovations at the Chicago Marriott Downtown, Havana Cabana Key West, Bethesda Marriott Suites and Westin Boston Waterfront Hotel, and the commencement of the Vail Marriott Moutain Resort & Spa renovation. Significant projects planned for the remainder of 2018 include:

•
Vail Marriott Mountain Resort & Spa: We commenced a renovation of the hotel's guest rooms and meeting space during the second quarter. The renovation will bring the guest rooms to a luxury level to help raise the average daily rate and narrow the rate gap with the hotel's luxury competitive set.

•	Westin Fort Lauderdale Beach Resort: We expect to renovate and upgrade the hotel's guest rooms in the third quarter of 2018 to drive market share.

•
Hotel Rex: In connection with its addition to the Viceroy Collection, we expect to complete a comprehensive renovation and re-positioning of the hotel beginning in September 2018. The hotel will close for approximately four months during renovation. The renovation is expected to be completed in time to take advantage of an expected strong 2019 lodging market in San Francisco.

•
JW Marriott Denver: We expect to begin renovating the hotel's guest rooms, public space and meeting rooms in the fourth quarter of 2018, with the majority of the work occurring in 2019. The renovation is expected to secure the hotel's position as one of the top luxury hotels in the high-end Cherry Creek submarket of Denver.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$28,009	$36,595	$32,347	$45,482
Interest expense	10,274	9,585	20,151	19,098
Income tax (benefit) expense	(50)	4,389	(235)	5,644
Real estate related depreciation and amortization	26,033	25,585	50,935	49,948
EBITDA	64,266	76,154	103,198	120,172
Impairment losses	—	—	—	—
Gain on sale of hotel properties	—	—	—	—
EBITDAre	64,266	76,154	103,198	120,172
Non-cash ground rent	1,943	1,614	3,478	3,164
Non-cash amortization of favorable and unfavorable contracts, net	(501)	(478)	(979)	(956)
Hotel acquisition costs	—	22	—	2,273
Hurricane-related costs (1)	1,529	—	1,315	—
Hotel manager transition/pre-opening items (2)	384	—	(1,799)	—
Loss on early extinguishment of debt	—	274	—	274
Severance costs (3)	8,195	—	14,042	—
Adjusted EBITDA	$75,816	$77,586	$119,255	$124,927
____________________

(1)
Represents stabilization, cleanup, and other costs (such as professional fees and hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.

(2)
For the three months ended June 30, 2018, consists of (a) transition costs of $0.1 million related to L'Auberge de Sedona and Orchards Inn Sedona, and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West. For the six months ended June 30, 2018, consists of (a) transition costs of $0.1 million related to L'Auberge de Sedona and Orchards Inn Sedona, and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West, offset by (c) $2.2 million of accelerated amortization of key money received from Marriott for Frenchman's Reef in connection with the termination of the hotel's management agreement.

(3)
For the three months ended June 30, 2018, consists of (a) $8.1 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the condensed consolidated statement of operations, and (b) $0.1 million of expenses related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2018, consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the condensed consolidated statement of operations, and (b) $3.1 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$28,009	$36,595	$32,347	$45,482
Real estate related depreciation and amortization	26,033	25,585	50,935	49,948
FFO	54,042	62,180	83,282	95,430
Non-cash ground rent	1,943	1,614	3,478	3,164
Non-cash amortization of favorable and unfavorable contracts, net	(501)	(478)	(979)	(956)
Hotel acquisition costs	—	22	—	2,273
Hurricane-related costs (1)	1,529	—	1,315	—
Hotel manager transition/pre-opening items (2)	384	—	(1,799)	—
Loss on early extinguishment of debt	—	274	—	274
Severance costs (3)	8,195	—	14,042	—
Adjusted FFO	$65,592	$63,612	$99,339	$100,185
____________________

(1)
Represents stabilization, cleanup, and other costs (such as professional fees and hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.

(2)
For the three months ended June 30, 2018, consists of (a) transition costs of $0.1 million related to L'Auberge de Sedona and Orchards Inn Sedona, and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West. For the six months ended June 30, 2018, consists of (a) transition costs of $0.1 million related to L'Auberge de Sedona and Orchards Inn Sedona, and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West, offset by (c) $2.2 million of accelerated amortization of key money received from Marriott for Frenchman's Reef in connection with the termination of the hotel's management agreement.

(3)
For the three months ended June 30, 2018, consists of (a) $8.1 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the condensed consolidated statement of operations, and (b) $0.1 million of expenses related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2018, consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the condensed consolidated statement of operations, and (b) $3.1 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statement of operations.

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

Investment in Hotels

Following the adoption of Accounting Standards Update No. 2017-01, acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are generally accounted for as asset acquisitions and recorded at relative fair value based upon the total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 5 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We enter into a hotel management agreement at the time of acquisition and such agreements are generally based on market terms. Intangible assets are amortized using the straight-

line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2018 was $940.6 million, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.8 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2018	—	$—	—	$150,000
May 1 - May 31, 2018	—	$—	—	$150,000
June 1 - June 30, 2018	—	$—	—	$150,000
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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1†*	Settlement Agreement between DiamondRock Hospitality Company, Sean Mahoney and RLJ Lodging Trust, dated as of July 16, 2018

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 6, 2018

/s/ Jay L. Johnson
Jay L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)