Form 10-Q
period 2018-09-30
DiamondRock Hospitality Co
filed 2018-11-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 207,920,844 shares of its $0.01 par value common stock outstanding as of November 6, 2018.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Property and equipment, net	$2,802,889	$2,692,286
Restricted cash	42,624	40,204
Due from hotel managers	100,613	86,621
Favorable lease assets, net	46,216	26,690
Prepaid and other assets	16,330	71,488
Cash and cash equivalents	169,654	183,569
Total assets	$3,178,326	$3,100,858
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$633,139	$639,639
Term loans, net of unamortized debt issuance costs	298,498	298,153
Total debt	931,637	937,792

Deferred income related to key money, net	11,838	14,307
Unfavorable contract liabilities, net	73,977	70,734
Deferred ground rent	91,957	86,614
Due to hotel managers	64,879	74,213
Dividends declared and unpaid	26,648	25,708
Accounts payable and accrued expenses	61,177	57,845
Total liabilities	1,262,113	1,267,213
Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 207,840,943 and 200,306,733 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,078	2,003
Additional paid-in capital	2,157,968	2,061,451
Accumulated deficit	(243,833)	(229,809)
Total stockholders’ equity	1,916,213	1,833,645
Total liabilities and stockholders’ equity	$3,178,326	$3,100,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Revenues:
Rooms	$165,750	$167,990	$469,786	$483,305
Food and beverage	42,922	42,651	135,286	140,191
Other	12,146	12,845	35,225	39,472
Total revenues	220,818	223,486	640,297	662,968
Operating Expenses:
Rooms	41,779	41,945	117,972	120,411
Food and beverage	29,047	30,794	88,202	93,324
Management fees	6,099	5,356	15,542	18,317
Other hotel expenses	78,731	77,769	241,437	228,036
Depreciation and amortization	26,369	25,083	77,304	75,031
Impairment losses	—	2,357	—	2,357
Hotel acquisition costs	—	(245)	—	2,028
Corporate expenses	4,521	6,109	22,139	19,199
Business interruption insurance income	(8,227)	—	(16,254)	—
Gain on property insurance settlement	(1,730)	—	(1,730)	—
Total operating expenses, net	176,589	189,168	544,612	558,703
Operating profit	44,229	34,318	95,685	104,265
Interest and other income, net	(621)	(372)	(1,428)	(923)
Interest expense	10,233	9,692	30,384	28,790
Loss on early extinguishment of debt	—	—	—	274
Total other expenses, net	9,612	9,320	28,956	28,141
Income before income taxes	34,617	24,998	66,729	76,124
Income tax expense	(3,174)	(3,375)	(2,939)	(9,019)
Net income	$31,443	$21,623	$63,790	$67,105
Earnings per share:
Basic earnings per share	$0.15	$0.11	$0.31	$0.33
Diluted earnings per share	$0.15	$0.11	$0.31	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$63,790	$67,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,304	75,031
Corporate asset depreciation as corporate expenses	161	56
Loss on early extinguishment of debt	—	274
Non-cash ground rent	5,316	4,756
Amortization of debt issuance costs	1,384	1,489
Impairment losses	—	42,264
Estimated recovery of impairment losses from insurance	—	(39,907)
Amortization of favorable and unfavorable contracts, net	(1,474)	(1,434)
Amortization of deferred income related to key money	(2,469)	(3,040)
Stock-based compensation	4,104	4,769
Changes in assets and liabilities:
Prepaid expenses and other assets	25,489	(560)
Due to/from hotel managers	(21,436)	(11,369)
Accounts payable and accrued expenses	(2,215)	7,975
Net cash provided by operating activities	149,954	147,409
Cash flows from investing activities:
Hotel capital expenditures	(76,753)	(76,821)
Hotel acquisitions	(119,537)	(93,795)
Purchase deposits	(2,000)	—
Proceeds from property insurance	30,742	—
Net used in investing activities	(167,548)	(170,616)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(9,947)	(9,094)
Proceeds from sale of common stock, net	92,715	—
Repayments of mortgage debt	—	(170,368)
Proceeds from senior unsecured term loan	—	200,000
Draws on senior unsecured credit facility	85,000	—
Repayments of senior unsecured credit facility	(85,000)	—
Payment of financing costs	—	(1,579)
Payment of cash dividends	(76,520)	(75,451)
Repurchase of common stock	(149)	(529)
Net cash provided by (used in) financing activities	6,099	(57,021)
Net decrease in cash, cash equivalents, and restricted cash	(11,495)	(80,228)
Cash, cash equivalents, and restricted cash at beginning of period	223,773	289,164
Cash, cash equivalents, and restricted cash at end of period	$212,278	$208,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2018	2017
Cash paid for interest	$28,462	$27,183
Cash paid for income taxes	$2,198	$2,688
Non-cash Investing and Financing Activities:
Unpaid dividends	$26,648	$25,627
Loan assumed in hotel acquisition	$2,943	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the amount shown within the condensed consolidated statements of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$169,654	$183,569
Restricted cash (1)	42,624	40,204
Total cash, cash equivalents, and restricted cash	$212,278	$223,773
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of September 30, 2018, we owned 30 hotels with 9,949 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California; Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of September 30, 2018, the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership (the “Operating Partnership”), or subsidiaries of the Operating Partnership. The Company is the sole general partner of the Operating Partnership and currently owns, either directly or indirectly, all of the limited partnership units of the Operating Partnership.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2018, the results of our operations for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany accounts and transactions have been eliminated in consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. The Operating Partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate the Operating Partnership.

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

The following table provides information about trade receivables and contract liabilities (in thousands):

	September 30, 2018	December 31, 2017
Trade receivables (1)	$46,455	$32,316
Advance deposits as deferred revenue (2)	14,104	14,754
______________________

(1)	Included within due from hotel managers on the accompanying condensed consolidated balance sheets.

(2)	Included within due to hotel managers on the accompanying condensed consolidated balance sheets.

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

We had no accruals for tax uncertainties as of September 30, 2018 and December 31, 2017.

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

Accounting for Impact of Natural Disasters

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

In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West. We are pursuing an insurance claim for the remediation of property damage and business interruption at Frenchman's Reef. During the third quarter of 2018, we settled an insurance claim for the remediation of property damage and business interruption at the Havana Cabana Key West for $8.3 million, net of deductibles. We received $32.5 million and $85.0 million of insurance proceeds under these hurricane claims during the three and nine months ended September 30, 2018, respectively. Additionally, during the third quarter of 2018, we settled an insurance claim for smoke damage and business interruption at The Lodge at Sonoma related to the 2017 wildfires in Northern California for $1.3 million, net of deductibles.

For the three months ended September 30, 2018, we recognized $8.2 million in business interruption insurance income on our accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2018, we recognized $16.3 million of business interruption insurance income on our accompanying condensed consolidated statement of operations, which is net of $2.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

The following table summarizes the business interruption insurance income by impacted hotel property (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Frenchman's Reef	$5,680	$—	$12,965	$—
Havana Cabana Key West	1,925	—	2,137	—
The Lodge at Sonoma	622	—	1,152	—
Total	$8,227	$—	$16,254	$—

For both the three and nine months ended September 30, 2018, we recognized a $1.7 million gain related to the settlement of the property damage insurance claim at the Havana Cabana Key West.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel acquisitions will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard is effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2017-01 effective January 1, 2018. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our transactions prior to January 1, 2018. Refer to Note 9 for more information about our two hotel property acquisitions during the nine months ended September 30, 2018, which were both asset purchases.

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

3.	Property and Equipment

Property and equipment as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$617,695	$602,879
Land improvements	7,994	7,994
Buildings and site improvements	2,555,547	2,414,216
Furniture, fixtures and equipment	469,141	423,987
Construction in progress	18,673	31,906
	3,669,050	3,480,982
Less: accumulated depreciation	(866,161)	(788,696)
	$2,802,889	$2,692,286

As of September 30, 2018 and December 31, 2017, we had accrued capital expenditures of $17.8 million and $11.7 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable leases. Our favorable lease assets, net of accumulated amortization of $3.2 million and $2.7 million as of September 30, 2018 and December 31, 2017, respectively, consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Westin Boston Waterfront Hotel Ground Lease	$17,480	$17,643
Hotel Palomar Phoenix Ground Lease	19,838	—
Orchards Inn Sedona Annex Sublease	8,799	8,925
Lexington Hotel New York Tenant Leases	99	122
	$46,216	$26,690

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. We recorded $0.2 million and $0.1 million of amortization expense, respectively, for the three months ended September 30, 2018 and 2017. We recorded $0.5 million and $0.3 million of amortization expense, respectively, for the nine months ended September 30, 2018 and 2017.

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

We have an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. Prior to the implementation of the Current ATM Program, the Company had a $200 million ATM program (the “Prior ATM Program”), which is no longer active. During the nine months ended September 30, 2018, we sold 7,472,946 shares of common stock at an average price of $12.56 for net proceeds of $92.9 million under the Prior ATM Program. We did not sell any shares of common stock during the three months ended September 30, 2018, and the full amount remains available under the Current ATM Program.

Our board of directors has approved a share repurchase program authorizing us to repurchase up to $150 million in shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased depends on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. On November 2, 2018, our board of directors increased the authorization under the share repurchase program from $150 million to $250 million. We have not repurchased any shares of our common stock during 2018 and we have full capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock during 2018 as follows:

Payment Date	Record Date	Dividend per Share
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125
October 12, 2018	September 28, 2018	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

Operating Partnership Units

Holders of Operating Partnership units have certain redemption rights, which would enable them to cause the Operating Partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis. The number of shares issuable upon exercise of these redemption rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or our stockholders.

As of September 30, 2018 and December 31, 2017, there were no Operating Partnership units held by unaffiliated third parties.

On September 6, 2018, we entered into a contribution agreement with the Operating Partnership and an unrelated third party (the "Contributor") under which the Contributor agreed to contribute its interest in a resort hotel in California to the Operating Partnership in exchange for approximately $150 million in a combination of cash and newly issued common limited partnership interests in the Operating Partnership (“OP units”) at an agreed-upon value. The Contributor has elected to receive a maximum of approximately 1.2 million OP units at $11.76 per unit and the remaining amount in cash. The transaction is expected to close in the fourth quarter of 2018, following the satisfaction of closing conditions. Upon closing, the Contributor's OP units will create a noncontrolling interest in the Operating Partnership. We will remain the sole general partner of the Operating Partnership.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the "2016 Plan"), of which we have issued or committed to issue 846,517 shares as of September 30, 2018. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. A summary of our restricted stock awards from January 1, 2018 to September 30, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	630,962	$10.66
Granted	349,091	10.19
Vested	(287,148)	11.02
Forfeited	(51,061)	10.44
Unvested balance at September 30, 2018	641,844	$10.25

The remaining share awards are expected to vest as follows: 310,117 shares during 2019, 215,368 shares during 2020, and 116,359 during 2021. As of September 30, 2018, the unrecognized compensation cost related to restricted stock awards was $4.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. We recorded $0.2 million and $0.8 million of compensation expense related to restricted stock awards for the three months ended September 30, 2018 and 2017, respectively. We recorded $2.3 million of compensation expense related to restricted stock awards for each of the nine months ended September 30, 2018 and 2017.

In the first quarter of 2018, we recorded $0.6 million of compensation expense related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. In the third quarter of 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. Accordingly, in the third quarter of 2018 we reversed $0.5 million of compensation expense previously recorded in the first quarter of 2018.

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

A summary of our PSUs from January 1, 2018 to September 30, 2018 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	785,797	$10.42
Granted	293,111	9.82
Additional units from dividends	26,068	11.13
Vested (1)	(218,514)	11.98
Forfeited	(113,668)	9.86
Unvested balance at September 30, 2018	772,794	$11.18
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2018 was equal to 51.75% of the PSU Target Award.

The remaining target units are expected to vest as follows: 245,055 units during 2019, 228,521 units during 2020 and 299,218 units during 2021. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2018, the unrecognized compensation cost related to the PSUs was $3.7 million and is expected to be recognized on a straight-line basis over a weighted average period of 24 months.

We recorded a net $0.4 million reversal of compensation expense related to the PSUs for the three months ended September 30, 2018, due primarily to a reversal of $1.0 million of previously recorded compensation expense related to the forfeiture of PSU awards of our former Chief Financial Officer. We recorded $0.6 million of compensation expense related to the PSUs for the three months ended September 30, 2017. We recorded $1.3 million and $1.8 million, respectively, of compensation expense related to the PSUs for the nine months ended September 30, 2018 and 2017. The compensation expense for the nine months ended September 30, 2018 includes a net reversal of $0.4 million of compensation expense due to the forfeiture of our former Chief Financial Officer's PSUs.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$31,443	$21,623	$63,790	$67,105
Denominator:
Weighted-average number of common shares outstanding—basic	208,758,945	200,834,910	204,520,637	200,767,104
Effect of dilutive securities:
Unvested restricted common stock	221,018	173,557	212,051	170,612
Shares related to unvested PSUs	617,074	415,933	617,074	415,933
Weighted-average number of common shares outstanding—diluted	209,597,037	201,424,400	205,349,762	201,353,649
Earnings per share:
Basic earnings per share	$0.15	$0.11	$0.31	$0.33
Diluted earnings per share	$0.15	$0.11	$0.31	$0.33

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2018 and December 31, 2017 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$55,600	$56,717
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	63,269	64,833
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	27,849	28,277
Westin San Diego mortgage loan	3.94%	April 2023	63,761	64,859
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	82,990	84,067
Renaissance Worthington mortgage loan	3.66%	May 2025	82,941	84,116
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	62,694	63,519
Boston Westin mortgage loan	4.36%	November 2025	195,382	198,046
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	—
Unamortized debt issuance costs			(4,290)	(4,795)
Total mortgage and other debt, net of unamortized debt issuance costs			633,139	639,639

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	200,000	200,000
Unamortized debt issuance costs			(1,502)	(1,847)
Unsecured term loan, net of unamortized debt issuance costs			298,498	298,153

Senior unsecured credit facility	LIBOR + 1.50%	May 2020 (3)	—	—

Total debt, net of unamortized debt issuance costs			$931,637	$937,792
Weighted-Average Interest Rate	4.03%
_______________________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix in March 2018.

(2)	The interest rate at September 30, 2018 was 3.55%.

(3)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2018, eight of our 30 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of September 30, 2018, we were in compliance with the financial covenants of our mortgage debt.

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2018
Maximum leverage ratio (1)	60%	23.8%
Minimum fixed charge coverage ratio (2)	1.50x	4.25x
Minimum tangible net worth (3)	$1.98 billion	$2.74 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	20.4%
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

As of September 30, 2018, we had no borrowings outstanding under the facility and the Company's leverage ratio was 23.8%. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.3 million for each of the three months ended September 30, 2018 and 2017. We incurred interest and unused credit facility fees on the facility of $1.0 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of September 30, 2018, the Company's leverage ratio was 23.8%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $2.7 million and $2.1 million for the three months ended September 30, 2018 and 2017, respectively. We incurred interest on the term loans of $7.6 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively.

On October 18, 2018, we entered into a new five-year $50 million unsecured term loan. There are currently no outstanding borrowings on the term loan. The term loan will be funded upon closing of the pending acquisition of a resort hotel in California. The financial covenants of the term loan are consistent with the covenants on our other unsecured term loans and our senior unsecured credit facility. The interest rate is based on a pricing grid ranging from 140 to 220 basis points over LIBOR, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 25%	1.40%
Greater than 25% but less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 45%	1.55%
Greater than 45% but less than or equal to 50%	1.75%
Greater than 50% but less than or equal to 55%	1.95%
Greater than 55%	2.20%

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

10. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2018 and December 31, 2017, in thousands, is as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$931,637	$922,418	$937,792	$942,529
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe as a result of the damage caused to Frenchman's Reef by Hurricanes Irma and Maria. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. Notwithstanding the litigation, the Company and its insurers continue to engage in discussions and negotiation regarding the Company's claim.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2018, we owned a portfolio of 30 premium hotels and resorts that contain 9,949 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. As of September 30, 2018, the 502-room Frenchman's Reef & Morning Star Marriott Beach Resort ("Frenchman's Reef") is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 73% of our total revenues for the nine months ended September 30, 2018 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2018 for each of our hotels.

Property (1)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2017 RevPAR (2)
Chicago Marriott Downtown	Chicago, Illinois	1,200	73.6%	$228.45	$168.23	5.5%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	76.5%	250.51	191.56	(4.9)%
Lexington Hotel New York	New York, New York	725	89.7%	236.54	212.28	(0.4)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	73.3%	174.07	127.67	(3.6)%
Renaissance Worthington	Fort Worth, Texas	504	74.8%	188.71	141.08	2.7%
Westin San Diego	San Diego, California	436	84.3%	193.20	162.94	(5.5)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	82.7%	199.24	164.73	(1.4)%
Westin Washington, D.C. City Center	Washington, D.C.	410	88.7%	204.56	181.40	(6.2)%
Hilton Boston Downtown	Boston, Massachusetts	403	88.0%	298.92	262.93	4.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	60.8%	294.81	179.23	(15.3)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	69.5%	173.66	120.74	(5.9)%
Courtyard Manhattan/Midtown East	New York, New York	321	93.7%	246.82	231.21	5.4%
The Gwen Chicago	Chicago, Illinois	311	82.3%	254.98	209.79	31.0%
Hilton Garden Inn Times Square Central	New York, New York	282	97.6%	239.27	233.61	6.1%
Bethesda Marriott Suites	Bethesda, Maryland	272	65.6%	179.28	117.69	(8.4)%
Hilton Burlington	Burlington, Vermont	258	81.8%	190.99	156.29	6.4%
Hotel Palomar Phoenix (3)	Phoenix, Arizona	242	75.8%	179.63	136.09	(0.1)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	82.3%	253.12	208.40	(2.0)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	89.9%	259.44	233.13	5.1%
Sheraton Suites Key West	Key West, Florida	184	87.8%	252.38	221.61	(3.6)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	72.2%	309.25	223.31	5.3%
Courtyard Denver Downtown	Denver, Colorado	177	84.1%	198.12	166.55	(1.1)%
Renaissance Charleston	Charleston, South Carolina	166	84.9%	255.55	216.86	11.7%
Shorebreak Hotel	Huntington Beach, California	157	78.9%	261.64	206.52	10.8%
Havana Cabana Key West (4)	Key West, Florida	106	75.3%	173.57	130.64	(19.3)%
Hotel Rex (5)	San Francisco, California	94	81.6%	204.18	166.71	(11.6)%
L'Auberge de Sedona	Sedona, Arizona	88	74.8%	587.68	439.54	11.2%
The Landing Resort & Spa (3)	South Lake Tahoe, California	77	63.9%	330.90	211.57	(0.9)%
Orchards Inn Sedona	Sedona, Arizona	70	75.6%	249.32	188.59	5.8%
TOTAL/WEIGHTED AVERAGE		9,447	79.8%	$231.31	$184.58	(0.6)%
____________________
(1) Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the nine months ended September 30, 2018.
(2) The percentage change from 2017 RevPAR reflects the comparable period in 2017 to our 2018 ownership period for our 2018 and 2017 acquisitions.
(3) The hotel was acquired on March 1, 2018. The operating statistics reflect the period from March 1, 2018 to September 30, 2018.
(4) The hotel closed on September 6, 2017 due to Hurricane Irma and reopened in April 2018. Accordingly, the operating information reported for the nine months ended September 30, 2018 only includes operations beginning in April 2018.

(5)
The hotel closed on September 4, 2018 for a comprehensive renovation. Accordingly, the operating information reported for the nine months ended September 30, 2018 only includes operations through the closure date.

Highlights

Hotel Acquisitions. In March 2018, we acquired the 77-room Landing Resort & Spa in South Lake Tahoe, California, for a total contractual purchase price of $42 million, and the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million.

Pending Resort Acquisition. In September 2018, we entered into a contribution agreement under which an unrelated third party has agreed to contribute its interest in a resort hotel in California in exchange for approximately $150 million of consideration, in a combination of cash and newly issued operating partnership units. The acquisition is expected to close in the fourth quarter of 2018, following the satisfaction of closing conditions.

Update on Insurance Claims

As previously disclosed, we have insurance claims resulting from hurricanes that impacted Frenchman's Reef and the Havana Cabana Key West in 2017, as well as from the 2017 wildfires in Northern California that impacted The Lodge at Sonoma. The Company is insured for up to $361 million for each covered event, subject to certain deductibles and other conditions.

Frenchman's Reef. The hotel was significantly damaged by last year's hurricanes and is expected to remain closed into 2020. We submitted our insurance claim during the first quarter of 2018 and are continuing to work diligently with our insurance carriers and the U.S. Virgin Islands government to evaluate all alternatives to ensure the best outcome for our shareholders. During the three and nine months ended September 30, 2018, we recognized $5.7 million and $13.0 million, respectively, of business interruption income under the insurance claim.

Havana Cabana Key West. We completed a comprehensive renovation and re-positioning of the hotel in connection with the remediation of substantial wind and water-related damage from Hurricane Irma. The hotel reopened as the Havana Cabana Key West in April 2018. In July 2018, we settled our insurance claim for the property damage and business interruption for $8.3 million, net of deductibles. During the three and nine months ended September 30, 2018, we recognized $1.9 million and $2.1 million, respectively, of business interruption income. During each of the three and nine months ended September 30, 2018, we recognized a $1.7 million gain on the property damage insurance settlement.

The Lodge at Sonoma. In July 2018, we settled our insurance claim for smoke damage and business interruption for $1.3 million, net of deductibles. During the three and nine months ended September 30, 2018, we recognized $0.6 million and $1.2 million, respectively, of business interruption income related to The Lodge at Sonoma.

In total, we have recognized $8.2 million and $16.3 million of business interruption income for the three and nine months ended September 30, 2018, respectively.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2018	2017	% Change
Rooms	$165.8	$168.0	(1.3)%
Food and beverage	42.9	42.7	0.5%
Other	12.1	12.8	(5.5)%
Total revenues	$220.8	$223.5	(1.2)%

Our total revenues decreased $2.7 million from $223.5 million for the three months ended September 30, 2017 to $220.8 million for the three months ended September 30, 2018. This decrease includes amounts that are not comparable quarter-over-quarter as follows:

•	$11.2 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the third quarter of 2018.

•	$0.3 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$3.9 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$4.1 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$0.7 million decrease from Hotel Rex, which closed beginning September 4, 2018 for renovations.

Excluding these non-comparable amounts, our total revenues increased $0.9 million, or 0.4%.

The following are key hotel operating statistics for the three months ended September 30, 2018 and 2017. The 2017 amounts reflect the period in 2017 comparable to our ownership period in 2018 for the Hotel Palomar Phoenix and The Landing Resort & Spa and exclude the results from Frenchman's Reef and the Havana Cabana Key West, due to the closure of these hotels for all or a portion of the periods presented, and Hotel Rex beginning September 4, 2017, due to the renovation closure on September 4, 2018.

	Three Months Ended September 30,
	2018	2017	% Change
Occupancy %	82.4%	84.9%	(2.5)%
ADR	$233.14	$227.91	2.3%
RevPAR	$192.07	$193.45	(0.7)%

Food and beverage revenues increased $0.3 million from the three months ended September 30, 2017, which includes amounts that are not comparable quarter-over-quarter as follows:

•	$3.3 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the third quarter of 2018.

•	$0.1 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.4 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$1.6 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

Excluding these non-comparable amounts, food and beverage revenues increased $0.5 million, or 1.2%, primarily due to an increase in restaurant and room service revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.8 million, primarily due to an increase in resort fees and rents and commissions, partially offset by a decrease in parking and attrition and cancellation revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2018	2017	% Change (B)/W
Rooms departmental expenses	$41.8	$41.9	(0.2)%
Food and beverage departmental expenses	29.0	30.8	(5.8)
Other departmental expenses	2.6	3.1	(16.1)
General and administrative	18.2	19.2	(5.2)
Utilities	5.6	6.5	(13.8)
Repairs and maintenance	8.0	8.8	(9.1)
Sales and marketing	15.7	15.2	3.3
Franchise fees	6.5	6.2	4.8
Base management fees	4.7	3.4	38.2
Incentive management fees	1.4	2.0	(30.0)
Property taxes	14.2	13.1	8.4
Other fixed charges	5.0	3.2	56.3
Ground rent—Contractual	1.2	1.0	20.0
Ground rent—Non-cash	1.8	1.5	20.0
Total hotel operating expenses	$155.7	$155.9	(0.1)%

Our hotel operating expenses decreased $0.2 million from $155.9 million for the three months ended September 30, 2017 to $155.7 million for the three months ended September 30, 2018. The decrease in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•	$9.6 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed throughout the third quarter of 2018.

•	$0.4 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.4 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$3.6 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$0.2 million decrease from Hotel Rex, which closed beginning September 4, 2018 for renovations.

In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East in August 2017, we recognized $1.9 million of accelerated amortization of key money during the three months ended September 30, 2017. This amortization reduced base management fees during the three months ended September 30, 2017.

Excluding the accelerated amortization of key money and the non-comparable amounts detailed above, hotel operating expenses increased $1.2 million, or 2.2%, from the three months ended September 30, 2017.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.3 million, or 5.1%, from the three months ended September 30, 2017.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.6 million, or 26.0%, from $6.1 million for the three months ended September 30, 2017 to $4.5 million for the three months ended September 30, 2018 primarily due to the reversal of $2.4 million of severance costs previously recorded in the first quarter of 2018, related to a settlement agreement in the third quarter of 2018 with our former Chief Financial Officer, partially offset by various increases, including professional fees, consulting fees, and employee compensation.

Business interruption insurance income. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the three months ended September 30, 2018, we recognized $8.2 million of business interruption insurance income, which is in addition to the less than $0.1 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Gain on property insurance settlement. In July 2018, we settled our insurance claim for the property damage and business interruption related to the Havana Cabana Key West. Based on the settled insurance claim, we recognized a gain on insurance settlement of $1.7 million, which represents proceeds received in excess of the impairment loss for property damage.

Interest expense. Our interest expense was $10.2 million and $9.7 million for the three months ended September 30, 2018 and 2017, respectively, and comprises the following (in millions):

	Three Months Ended September 30,
	2018	2017
Mortgage debt interest	$6.7	$6.9
Term loan interest	2.7	2.1
Credit facility interest and unused fees	0.3	0.2
Amortization of deferred financing costs and debt premium	0.5	0.5
	$10.2	$9.7

The increase in interest expense is primarily related to the increase in variable interest rates from 2017 to 2018, which caused an increase in interest expense on our two unsecured term loans.

Income taxes. We recorded income tax expense of $3.2 million for the three months ended September 30, 2018 and an income tax expense of $3.4 million for the three months ended September 30, 2017. The income tax expense for the three months ended September 30, 2018 includes $2.4 million of income tax expense on the $8.7 million pre-tax income of our taxable REIT subsidiaries (each, a "TRS") and $0.8 million of income tax expense on the $5.9 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended September 30, 2017 includes $3.4 million of income tax expense incurred on the $8.4 million pre-tax income of our TRSs and $0.1 million of state franchise taxes, offset by $0.1 million of income tax benefit incurred on the $1.5 million pre-tax loss of the TRS that owns Frenchman's Reef.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2018	2017	% Change
Rooms	$469.8	$483.3	(2.8)%
Food and beverage	135.3	140.2	(3.5)%
Other	35.2	39.5	(10.9)%
Total revenues	$640.3	$663.0	(3.4)%

Our total revenues decreased $22.7 million from $663.0 million for the nine months ended September 30, 2017 to $640.3 million for the nine months ended September 30, 2018. This decrease includes amounts that are not comparable period-over-period as follows:

•	$50.2 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the third quarter of 2018.

•	$2.4 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$6.5 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$12.1 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$3.2 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$1.0 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

•	$0.7 million decrease from Hotel Rex, which closed beginning September 4, 2018 for renovations.

Excluding these non-comparable amounts our total revenues increased $7.8 million, or 1.3%.

The following are key hotel operating statistics for the nine months ended September 30, 2018 and 2017. The 2017 amounts reflect the period in 2017 comparable to our ownership period in 2018 for the Hotel Palomar Phoenix, The Landing Resort & Spa, the L'Auberge de Sedona, and Orchards Inn Sedona, and exclude the results from Frenchman's Reef and the Havana Cabana Key West, due to the closure of these hotels for all or a portion of the periods presented, and Hotel Rex beginning September 4, 2017, due to the renovation closure on September 4, 2018.

	Nine Months Ended September 30,
	2018	2017	% Change
Occupancy %	79.8%	81.0%	(1.2)%
ADR	$231.67	$226.10	2.5%
RevPAR	$184.94	$183.09	1.0%

Food and beverage revenues decreased $4.9 million from the nine months ended September 30, 2017, which includes amounts that are not comparable period-over-period as follows:

•	$14.1 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the third quarter of 2018.

•	$2.3 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$4.6 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$0.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues increased $1.0 million, or 0.8%, primarily due to an increase in restaurant and room service revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.7 million, or 5.4%, primarily due to an increase in resort fees, partially offset by a decrease in attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2018	2017	% Change (B)/W
Rooms departmental expenses	$118.0	$120.4	(2.0)%
Food and beverage departmental expenses	88.2	93.3	(5.5)
Other departmental expenses	7.6	9.2	(17.4)
General and administrative	54.5	56.7	(3.9)
Utilities	15.6	18.6	(16.1)
Repairs and maintenance	23.9	26.3	(9.1)
Sales and marketing	45.9	44.6	2.9
Franchise fees	19.3	17.3	11.6
Base management fees	11.4	13.7	(16.8)
Incentive management fees	4.1	4.6	(10.9)
Property taxes	42.0	39.2	7.1
Other fixed charges	13.2	8.5	55.3
Severance costs	10.9	—	100.0
Ground rent—Contractual	3.5	3.1	12.9
Ground rent—Non-cash	5.1	4.6	10.9
Total hotel operating expenses	$463.2	$460.1	0.7%

Our hotel operating expenses increased $3.1 million from $460.1 million for the nine months ended September 30, 2017 to $463.2 million for the nine months ended September 30, 2018. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•	$37.6 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of the third quarter of 2018.

•	$0.2 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$5.1 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$9.0 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$2.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.8 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

•	$0.2 million decrease from Hotel Rex, which closed beginning September 4, 2018 for renovations.

In connection with the termination of the hotel manager of Frenchman's Reef in February 2018, we recognized $2.2 million of accelerated amortization of key money during the nine months ended September 30, 2018. This amortization reduced base management fees during the nine months ended September 30, 2018 and is included within the non-comparable decrease of hotel operating expenses. In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East in August 2017, we recognized $1.9 million of accelerated amortization of key money during the nine months ended September 30, 2017. This amortization reduced base management fees during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, we incurred $10.9 million of severance costs related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York.

Excluding the severance costs, the accelerated amortization of key money, and the non-comparable amounts detailed above, hotel operating expenses increased $12.5 million, or 3.0%, from the nine months ended September 30, 2017.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.3 million, or 3.0%, from the nine months ended September 30, 2017.

Hotel acquisitions costs. The acquisitions of The Landing Resort & Spa in South Lake Tahoe and the Hotel Palomar Phoenix are accounted for as an acquisition of assets. All direct acquisition related costs are capitalized as a component of acquired assets. Refer to Note 2 for additional information on the adoption of ASU No. 2017-01. We incurred $2.0 million of hotel acquisition costs during the nine months ended September 30, 2017 associated with the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $2.9 million, or 15.3%, from $19.2 million for the nine months ended September 30, 2017 to $22.1 million for the nine months ended September 30, 2018. The increase is due to various drivers, including an increase in professional fees, consulting fees, and employee compensation.

Business interruption insurance income. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the nine months ended September 30, 2018, we recognized $16.3 million of business interruption insurance income, which is in addition to $2.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying condensed consolidated statement of operations.

Gain on property insurance settlement. In July 2018, we settled our insurance claim for the property damage and business interruption related to the Havana Cabana Key West. Based on the settled insurance claim we recognized a gain on insurance settlement of $1.7 million, which represents proceeds received in excess of the impairment loss for property damage.

Interest expense. Our interest expense was $30.4 million and $28.8 million for the nine months ended September 30, 2018 and 2017, respectively, and comprises the following (in millions):

	Nine Months Ended September 30,
	2018	2017
Mortgage debt interest	$20.3	$22.4
Term loan interest	7.6	4.2
Credit facility interest and unused fees	1.0	0.7
Amortization of deferred financing costs and debt premium	1.5	1.5
	$30.4	$28.8

The increase in interest expense is primarily related to the $200 million unsecured term loan entered into in April 2017. This increase is partially offset by a decrease in mortgage debt interest expense, primarily related to the repayment of the mortgage loan secured by the Lexington Hotel New York in April 2017.

Income taxes. We recorded income tax expense of $2.9 million for the nine months ended September 30, 2018 and an income tax expense of $9.0 million for the nine months ended September 30, 2017. The income tax expense for the nine months ended September 30, 2018 includes $1.0 million of income tax expense on the $3.9 million pre-tax income of our TRSs and $1.9 million of income tax expense incurred on the $14.3 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the nine months ended September 30, 2017 includes $8.4 million of income tax expense incurred on the $20.7 million pre-tax income of our TRSs, $0.2 million of state franchise taxes and $0.4 million of income tax expense incurred on the $6.3 million pre-tax income of the TRS that owns Frenchman's Reef.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of operating partnership units and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including operating partnership units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

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

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of September 30, 2018, we had $931.6 million of debt outstanding with a weighted average interest rate of 4.03% and a weighted average maturity date of approximately 4.9 years. We maintain balance sheet flexibility with no near-term debt maturities, no borrowings outstanding under our senior unsecured credit facility and 22 of our 30 hotels unencumbered by mortgage debt. We remain committed to our core strategy of maintaining a simple capital structure with conservative leverage.

Information about our financing activities is available in Note 8 to the accompanying condensed consolidated financial statements.

ATM Program

We have equity distribution agreements, as amended, with a number of sales agents to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”) under the Current ATM Program. Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. We have not sold any shares under the Current ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the Current ATM Program.
Prior to the implementation of the Current ATM Program, the Company had a $200 million ATM program (the "Prior ATM Program"), which is no longer active. During the nine months ended September 30, 2018, we sold 7,472,946 shares of common stock at an average price of $12.56 for net proceeds of $92.9 million under the Prior ATM Program. We did not sell any shares of common stock during the three months ended September 30, 2018.

Share Repurchase Program

As of September 30, 2018, we had a $150 million share repurchase program authorizing us to repurchase shares of our common stock. On November 2, 2018, our board of directors increased the authorization under the share repurchase program from $150 million to $250 million. Information about our share repurchase program is found in Note 5 to the accompanying condensed consolidated financial statements. We have not repurchased any shares of our common stock during 2018 and we have full capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. Information about our senior unsecured credit facility is found in Note 8 to the accompanying condensed consolidated financial statements. As of September 30, 2018, we had no borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021 and a $200 million unsecured term loan expiring in April 2022. On October 18, 2018, we closed on a new five-year $50 million unsecured term loan. There are currently no outstanding borrowings on the new term loan. Information about our unsecured term loans is found in Note 8 to the accompanying condensed consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations and borrowings under mortgage debt, term loans, and our senior unsecured credit facility, proceeds from equity issuances, proceeds from potential hotel dispositions, and proceeds from insurance claims. Our principal uses of cash are acquisitions of hotel properties, debt service, debt maturities, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and dividends. As of September 30, 2018, we had $169.7 million of unrestricted corporate cash and $42.6 million of restricted cash, as well as full borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $150.0 million for the nine months ended September 30, 2018. Our cash from operations generally consists of the net cash flow from hotel operations and insurance proceeds related to our hotels impacted by natural disasters, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $167.5 million for the nine months ended September 30, 2018, which consisted of $119.5 million paid for the acquisitions of The Landing Resort & Spa and the Hotel Palomar Phoenix, capital expenditures at our hotels of $76.8 million, and a $2.0 million purchase deposit on a resort hotel in California, offset by $30.7 million of insurance proceeds related to property casualty losses at our hotels impacted by Hurricanes Irma and Maria.

Our net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2018, which consisted of $92.7 million of proceeds from the issuance of ATM Shares, offset by $76.5 million of dividend payments, $9.9 million of scheduled mortgage debt principal payments, and $0.1 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2018 will be the net cash flow from hotel operations and funding of the new $50 million unsecured term loan. We expect our uses of cash for the remainder of the year ending December 31, 2018 will be regularly scheduled debt service payments, capital expenditures, dividends, corporate expenses, and potential hotel acquisitions.

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

We have paid the following dividends to holders of our common stock during 2018:

Payment Date	Record Date	Dividend per Share
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125
October 12, 2018	September 28, 2018	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2018, we have set aside $36.5 million for capital projects in property improvement funds, which are included in restricted cash.

We expect to spend approximately $135 million on capital improvements at our hotels in 2018. We spent approximately $76.8 million on capital improvements at our hotels during the nine months ended September 30, 2018, primarily related to the substantial completion of the renovations at the Chicago Marriott Downtown, the Havana Cabana Key West, Bethesda Marriott Suites, Westin Boston Waterfront Hotel, Westin Fort Lauderdale Beach Resort, and the Vail Marriott Mountain Resort & Spa. Significant projects planned for the remainder of 2018 include:

•
Hotel Rex: In connection with its addition to the Viceroy Collection, we commenced a comprehensive renovation and re-positioning of the hotel beginning in September 2018. The hotel will close for approximately four months during renovation and will reopen as the Hotel Emblem. The renovation is expected to be completed in time to take advantage of an expected strong 2019 lodging market in San Francisco.

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

•
Cumulative Effect of a Change in Accounting Principle: Infrequently, the Financial Accounting Standards Board promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments, which include the accounting impact from prior periods, because they do not reflect the Company's actual underlying performance for the current period.

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

•
Severance Costs:  We exclude corporate severance costs, or reversals thereof, incurred with the termination of corporate-level employees and severance costs incurred at our hotels related to lease terminations or structured severance programs because we believe these costs do not reflect the ongoing performance of the Company or our hotels.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$31,443	$21,623	$63,790	$67,105
Interest expense	10,233	9,692	30,384	28,790
Income tax expense	3,174	3,375	2,939	9,019
Real estate related depreciation and amortization	26,369	25,083	77,304	75,031
EBITDA	71,219	59,773	174,417	179,945
Impairment losses	—	2,357	—	2,357
Gain on sale of hotel properties	—	—	—	—
EBITDAre	71,219	62,130	174,417	182,302
Non-cash ground rent	1,838	1,591	5,316	4,756
Non-cash amortization of favorable and unfavorable contracts, net	(495)	(478)	(1,474)	(1,434)
Hotel acquisition costs (1)	—	(245)	—	2,028
Hurricane-related costs (2)	1,690	1,493	3,005	1,493
Hotel manager transition and pre-opening items (3)	100	(1,362)	(1,699)	(1,362)
Loss on early extinguishment of debt	—	—	—	274
Severance costs (4)	(2,351)	—	11,691	—
Gain on property insurance settlement	(1,730)	—	(1,730)	—
Adjusted EBITDA	$70,271	$63,129	$189,526	$188,057
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

(3)
Three months ended September 30, 2018 consists of $0.1 million related to manager transition costs at L'Auberge de Sedona and Orchards Inn Sedona and pre-opening costs related to the reopening of the Havana Cabana Key West and Hotel Rex. Nine months ended September 30, 2018 consists of (a) manager transition costs of $0.1 million related to the Hotel Rex, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.4 million related to the reopening of the Havana Cabana Key West and Hotel Rex, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement. Three and nine months ended September 30, 2017 consists of items related to the hotel manager change at the Courtyard Manhattan Midtown East as follows: (a) employee severance costs of approximately $0.4 million, (b) transition costs of approximately $0.1 million, offset by $1.9 million of accelerated amortization of key money in connection with the termination of the management agreement with Marriott.

(4)
Three months ended September 30, 2018 consists of the reversal of previously recorded compensation expense related to the forfeiture of certain equity awards of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statements of operations. Nine months ended September 30, 2018 consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the condensed consolidated statement of operations, and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$31,443	$21,623	$63,790	$67,105
Real estate related depreciation and amortization	26,369	25,083	77,304	75,031
Impairment losses	—	2,357	—	2,357
FFO	57,812	49,063	141,094	144,493
Non-cash ground rent	1,838	1,591	5,316	4,756
Non-cash amortization of favorable and unfavorable contracts, net	(495)	(478)	(1,474)	(1,434)
Hotel acquisition costs (1)	—	(245)	—	2,028
Hurricane-related costs (2)	1,690	1,493	3,005	1,493
Hotel manager transition and pre-opening items (3)	100	(1,362)	(1,699)	(1,362)
Gain on property insurance settlement	(1,730)	—	(1,730)	—
Loss on early extinguishment of debt	—	—	—	274
Severance costs (4)	(2,351)	—	11,691	—
Adjusted FFO	$56,864	$50,062	$156,203	$150,248
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

(3)
Three months ended September 30, 2018 consists of $0.1 million related to manager transition costs at L'Auberge de Sedona and Orchards Inn Sedona and pre-opening costs related to the reopening of the Havana Cabana Key West and Hotel Rex. Nine months ended September 30, 2018 consists of (a) manager transition costs of $0.1 million related to the Hotel Rex, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.4 million related to the reopening of the Havana Cabana Key West and Hotel Rex, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement. Three and nine months ended September 30, 2017 consists of items related to the hotel manager change at the Courtyard Manhattan Midtown East as follows: (a) employee severance costs of approximately $0.4 million, (b) transition costs of approximately $0.1 million, offset by $1.9 million of accelerated amortization of key money in connection with the termination of the management agreement with Marriott.

(4)
Three months ended September 30, 2018 consists of the reversal of previously recorded compensation expense related to the forfeiture of certain equity awards of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statements of operations. Nine months ended September 30, 2018 consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the condensed consolidated statement of operations, and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the condensed consolidated statement of operations.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2018 was $937.4 million, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 25 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $0.8 million annually.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe as a result of the damage caused to Frenchman's Reef by Hurricanes Irma and Maria. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. Notwithstanding the litigation, the Company and its insurers continue to engage in discussions and negotiation regarding the Company's claim.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2018	—	$—	—	$150,000
August 1 - August 31, 2018	—	$—	—	$150,000
September 1 - September 30, 2018	—	$—	—	$150,000
____________________

(1)
Represents amounts available under the Company's $150 million share repurchase program. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be suspended or terminated at any time without prior notice. On November 2, 2018, our board of directors increased the authorization under the share repurchase program from $150 million to $250 million. We have not repurchased any shares of our common stock during 2018 and we have full capacity remaining under our share repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1†
Settlement Agreement between DiamondRock Hospitality Company, Sean Mahoney and RLJ Lodging Trust, dated as of July 16, 2018 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2018)

10.2
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018, by and among DiamondRock Hospitality Company and DiamondRock Hospitality, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

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

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the related notes to these condensed consolidated financial statements.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 6, 2018

/s/ Jay L. Johnson
Jay L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)