Form 10-K
period 2018-12-31
DiamondRock Hospitality Co
filed 2019-02-27
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 29, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, was $2.5 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 201,392,563 shares of its $0.01 par value common stock outstanding as of February 26, 2019.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018, are incorporated by reference in Part III herein.

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

•	risks associated with our potential failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	possible adverse changes in tax and environmental laws; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for federal income tax purposes. As of December 31, 2018, we owned a portfolio of 31 premium hotels and resorts that contain 10,091 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, the Frenchman's Reef & Morning Star Beach Resort ("Frenchman's Reef"), is currently closed due to damage incurred by Hurricanes Irma and Maria in September 2017.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

Our goal is to deliver long-term stockholder returns, that exceed those generated by our peers, through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American urban and resort markets with superior growth prospects and high barriers-to-entry, aggressively asset manage those hotels, and employ conservative amounts of leverage.

Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party—either an independent operator or a brand operator, such as Marriott International, Inc. (“Marriott”).

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

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “DRH”. We have been successful in acquiring, financing and asset managing our hotels. As of December 31, 2018, we had 31 full-time employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices.

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

We prefer a relatively efficient capital structure and have not invested in joint ventures or issued preferred stock. We structure our hotel acquisitions to be straightforward and to fit within our conservative capital structure; however, we will consider a more complex transaction (e.g. the issuance of operating partnership units to limited partners) if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2018, we owned 31 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by Smith Travel Research and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and in resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio by recycling capital from non-core hotels, located in slower growth markets, to higher quality hotels located primarily in high-growth urban and destination resort markets. We have repositioned our portfolio through the acquisition of urban and resort hotels that align with our strategic goals while disposing of non-core hotels. These acquisitions increased our urban exposure with acquisitions in cities such as San Diego, San Francisco, Boston, Denver, and Washington, D.C. Our resort exposure increased with acquisitions in locations such as Key West and Fort Lauderdale, Florida, Sedona, Arizona, and Sausalito, Huntington Beach and South Lake Tahoe, California. Five of our last six acquisitions have been resort destination hotels. Over 90% of our portfolio EBITDA for the year ended December 31, 2018 is derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, operator and brand diversity.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to continue to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions.

The primary focus of our acquisitions over the past eight years was on hotels that we believe presented unique value-add opportunities. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator. This focus has helped us achieve the strategic goals of improving our portfolio's brand and management diversity.

We evaluate each hotel in our portfolio to assess the optimal brand and management strategy for the individual hotel and market. We leverage the leading global hotel brands at most of our hotels, which are flagged under a brand owned by Marriott or Hilton Worldwide Holdings, Inc. ("Hilton"). We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We regularly evaluate our portfolio to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort and other fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting under-utilized space to revenue-generating meeting space and implementing programs to reduce energy consumption and increase labor efficiency.

Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants. We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. We strive to negotiate management agreements that give us the right to exert influence over the management of our properties, annual budgets and all capital expenditures (all, to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of our hotels.

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile and straight-forward capital structure with no preferred equity or convertible bonds. We maintain significant balance sheet flexibility with existing corporate cash, no outstanding borrowings under our $300 million senior unsecured credit facility, and with 23 of our 31 hotels unencumbered by mortgage debt as of December 31, 2018. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have no near-term debt maturities and the majority of our debt is financed with long-term, fixed-rate mortgages with a well-laddered maturity schedule. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

As of December 31, 2018, our outstanding debt consists of a combination of property-specific mortgage debt, all of which bears interest at a fixed rate, and unsecured corporate term loans. We prefer that at least half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.6% of the limited partnership units (“OP units”) of our operating partnership. The remaining 0.4% of the OP units are held by third parties. These OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), in December 2018. Each OP unit currently owned by holders other than us is redeemable, at the option of the holder, beginning December 12, 2019, for an amount of cash equal to the market value of one share of the Company's common stock or, at our election, one share of the Company's common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2018, limited partners held 796,684 OP units. In the future, we may issue additional OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

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
99.6%
Unaffiliated
third-party
investors
0.4%
DiamondRock
Hospitality Limited
Partnership
(our operating
partnership)
100%
100%
Bloodstone TRS, Inc.
(our taxable REIT
subsidiary)
100%
Hotel management
companies
Management
agreements
Subsidiaries leasing
hotels
(our TRS lessees)
Leases
Subsidiaries owning
hotels

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

Annually, we submit a response to the Global Real Estate Sustainability Benchmarking survey (the “GRESB Report”), which benchmarks the Company's approach and performance on environmental, social and governance indicators against other real estate companies. The GRESB Report is accessible on our website. The information included in, referenced to, or otherwise accessible through the GRESB Report, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

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

Employees

As of December 31, 2018, we employed 31 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Hilton Garden Inn/Times Square, Westin Boston Waterfront, and Hilton Boston Downtown are currently represented by labor unions and are subject to collective bargaining agreements.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, windstorm, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 2 Bethesda Metro Center, Suite 1400, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

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

The following discussion supplements and updates the disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus dated August 8, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on August 8, 2018.

Taxation of the Operating Partnership

Previously, our operating partnership was disregarded as an entity separate from us for U.S. federal income tax purposes but since September 1, 2018, our operating partnership has been treated as a partnership for U.S. federal income tax purposes. As a result, the discussion under “Material U.S. Federal Income Tax Considerations - Taxation of the Operating Partnership” is revised as follows:

•	The first, fourth and seventh paragraphs are deleted;

•
The first sentence of the sixth paragraph is revised to state: “We have used and may continue to use our operating partnership to acquire hotels by issuing operating partnership units, in order to permit the sellers of such properties to defer recognition of their tax gain.”; and

•	The following will be inserted under the heading and thus will become the first two paragraphs in the discussion:

Before September 1, 2018, our operating partnership was a disregarded entity for U.S. federal income tax purposes because we owned 100% of the interests in it, directly or through other disregarded entities. Since September 1, 2018, our operating partnership has been treated as a partnership for U.S. federal income tax purposes. Generally, a domestic unincorporated entity with two or more partners is treated as a partnership for U.S. federal income tax purposes unless it affirmatively elects to be treated as a corporation. However, certain “publicly traded partnerships” are treated as corporations for U.S. federal income tax purposes. We intend to comply with one or more exceptions from treatment as a corporation under the publicly traded partnership rules. Failure to qualify for such an exception would prevent us from qualifying as a REIT.

When our operating partnership became taxable as a partnership, we generally were treated for U.S. federal income tax purposes as contributing our properties to the operating partnership. As a result, for our properties that were appreciated at such time, we may recognize a smaller share of tax depreciation, and a larger share of tax gain on sale, from such properties after the deemed contribution, as compared to our former percentage interest in the operating partnership.

New TRSs

In September 2018, our indirect subsidiaries, DiamondRock Cayman Islands, Inc., a Cayman Island corporation, and CPFB Holdings, LLC, a Delaware limited liability company, elected to be treated as our TRSs. Generally the provisions under “Material U.S. Federal Income Tax Considerations” in the prospectus that discuss TRSs should apply to DiamondRock Cayman Islands, Inc. and CPFB Holdings, LLC, including, but not limited to, the discussion of TRS lessees as CPFB Holdings, LLC has formed such a subsidiary.

Recent IRS Guidance on Recent Tax Legislation

In September 2018, the Internal Revenue Service (the “IRS”) issued guidance clarifying that global intangible low-tax income (“GILTI”) earned by certain foreign subsidiary corporations that is included in a REIT’s taxable income is qualifying REIT income for purposes of the 95% gross income test. As a result, the fourth, fifth and sixth sentences in the second paragraph under “Material U.S. Federal Income Tax Considerations - Recent Tax Legislation” in the prospectus are deleted and replaced with the following:

The IRS issued guidance that GILTI constitutes qualifying REIT income for purposes of the 95% gross income test, and thus the inclusion of GILTI earned by DiamondRock Frenchman's Owner, Inc. and DiamondRock Cayman Islands, Inc. in our U.S. taxable income should not influence our ownership structure of these foreign TRSs but no assurances can be given. The inclusion of such GILTI in our U.S. taxable income, however, could increase our dividend distribution requirement, regardless of whether we receive a corresponding distribution of cash from our foreign TRSs.

Recent FATCA Regulations

On December 18, 2018, the IRS promulgated proposed Treasury Regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds of a disposition of property that can produce U.S. source interest or dividends and thus implicate certain tax-related disclosures contained in the prospectus. While these proposed Treasury Regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed Treasury Regulations (subject to certain limited exceptions). As a result, the discussion under “Material U.S. Federal Income Tax Considerations - FATCA Withholding and Reporting” in the prospectus is revised as follows:

•	In the second sentence, the phrase “, and gross proceeds from the sale or other disposition of,” is deleted; and

•	The third and fourth sentences are deleted.

Recent Partnership Audit Regulations

On December 21, 2018, the IRS adopted final Treasury Regulations under Sections 6221-6241 of the Code to implement the centralized partnership audit regime, and applicable finalized Treasury Regulations retain the ability of a REIT that is a partner in a partnership to use deficiency dividend procedures with respect to partnership adjustments resulting from a “push-out election.”

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

In addition to fluctuations related to our business model, our hotels are, and will continue to be, subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•	dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•	decreases in the frequency of business travel that may result from alternatives to in-person meetings;

•	competition from other hotels and alternative lodging channels located in the markets in which we own properties;

•	competition from third-party internet travel intermediaries;

•	an over-supply or over-building of hotels in the markets in which we own properties which could adversely affect occupancy rates, revenues and profits at our hotels;

•	increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

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

Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be materially adversely affected. For 2019, we currently project a 2.9% increase in supply for the top-25 urban markets. We expect certain markets where we own hotels will exceed this expected average of supply growth.

We own four hotels in New York City, representing 15% of our portfolio measured by number of rooms as of December 31, 2018. For 2019, we currently project a 7.5% increase in supply in the New York City market.

We own two hotels located in Boston that represent approximately 12% of our portfolio measured by number of rooms as of December 31, 2018. For 2019, we currently project a 4.8% increase in supply in the Boston market.

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

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to Expedia.com and Priceline.com and their subsidiaries. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If bookings through these intermediaries increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisors. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification. In response to these intermediaries, the brand operators and franchisors have launched initiatives to offer discounted rates for booking on their sites, which could put downward pressure on rates and revenue. In addition, an increasing number of companies have entered various aspects of the online travel market. Google, for example, has established a hotel meta-search business (“Hotel Ads”) which is growing rapidly, as well as its “Book on Google” reservation functionality. An increase in hotel reservations made through Google or its competitors, such as Apple, Amazon or Facebook, may reduce the value of our franchise brands, which may negatively affect our average rates and revenues.

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

The need for business-related travel, and, therefore, demand for rooms in some of our hotels may be materially and adversely affected by the increased use of business-related technology.

The increased use of teleconferencing and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be materially and adversely affected.

Investments in hotels are illiquid and we may not be able to respond in a timely fashion to adverse changes in the performance of our properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. Moreover, the Code, imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotels that would otherwise be in our best interests.

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

•
federal government shutdowns, airline strikes, civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

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

Certain of our current hotel management agreements are long-term.

Our current hotel management and franchise agreements contain initial terms generally ranging from five to forty years and certain agreements have renewal periods of five to forty-five years which are exercisable at the option of the property manager. Because some of our hotels would have to be sold subject to the applicable hotel management agreement, the term length of a hotel management agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, the Hotel Palomar Phoenix, and Cavallo Point, as well as the ground lease underlying our annex sublease at the Orchards Inn Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

There are significant risks associated with redevelopment of Frenchman’s Reef & Morning Star Beach Resort (“Frenchman’s Reef”).

In September 2017, Frenchman’s Reef closed as a result of significant damage from Hurricane Irma and, to a lesser extent, Hurricane Maria, and it remains closed. The surrounding community also sustained significant damage, and we are not certain to what extent the community will be rebuilt and restored. The damage in the community may lead to a prolonged decline in local tourism, inadequate local infrastructure, an insufficient labor pool to rebuild our hotel, and increases in the cost of both building materials and insurance. The terms of the Frenchman’s Reef management agreement permitted either party to terminate the management agreement in the event that the hotel sustained catastrophic damage, as defined in the management agreement. We terminated the management agreement, effective February 20, 2018.

We are in the process of rebuilding Frenchman’s Reef and expect the hotel to re-open in 2020. However, we have not reached an agreement with the insurance carriers on either the scope or total cost of the redevelopment. We may experience difficulty in reaching agreement with insurers and there is a risk that we do not receive insurance proceeds sufficient to cover the full cost of the redevelopment. As with any capital improvement project we undertake, this renovation is subject to cost overruns and delays, but given the project’s complexity and geographical challenges, we may be more susceptible to these risks. The occurrence of any of these or other effects could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In the event of natural disasters caused by climate change or otherwise, terrorist attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Seven of our hotels (The Lodge at Sonoma, Westin San Diego, Hotel Emblem, Renaissance Charleston Historic District, Shorebreak Hotel, The Landing Resort & Spa, and Cavallo Point) are located in areas that are seismically active. Five of our hotels (Frenchman's Reef, Havana Cabana Key West, Sheraton Suites Key West, Westin Fort Lauderdale Beach Resort, and Renaissance Charleston) are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 72% of our total revenues in 2018. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, a changing climate in the area of any of our hotels, outbreaks of diseases, such as Zika, Ebola, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such impact could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida and U.S. Virgin Island hotels (Frenchman’s Reef, Westin Fort Lauderdale Beach Resort, Havana Cabana Key West, and Sheraton Suites Key West) each have a deductible of 5% of total insured value for a named storm. In addition, each of our California hotels (Westin San Diego, Hotel Emblem, Shorebreak Hotel, The Lodge at Sonoma, and Cavallo Point) have a deductible of 5% of total insured value for damage due to an earthquake. Due to the damage sustained by Frenchman’s Reef as a result of Hurricanes Irma and Maria in 2017, we submitted a significant insurance claim. While we currently expect that insurance proceeds will be sufficient to cover all or a substantial portion of the remediation and replacement costs and business interruption at Frenchman’s Reef, this claim and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

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

As of December 31, 2018, 19 of our 31 hotels operate under brands owned by Marriott and three of our hotels operate under brands owned by Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

As of December 31, 2018, 13 of our hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

If we fail to maintain these required standards, then the brand may terminate its agreement with us and assert a claim for damages for any liability we may have caused, which could include liquidated damages. Moreover, from time to time, we may receive notices from franchisors or the hotel brands regarding alleged non-compliance with the franchise agreements or brand standards, and we may disagree with these claims that we are not in compliance. Any disputes arising under these agreements could also lead to a termination of a franchise or management agreement and a payment of liquidated damages. For example, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. If the franchisor of that hotel elects to terminate the franchise agreement for that hotel, such termination may result in the franchisor pursuing a claim for liquidated damages. If we were to lose a franchise or hotel brand for a particular hotel, it could harm the operation, financing, or value of that hotel due to the loss of the franchise or hotel brand name, marketing support and centralized reservation system, all or any of which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to stockholders.

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

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. For instance, in 2016, Marriott acquired Starwood Hotels & Resorts, resulting in the increased portfolio concentration in the Marriott brand family (19 of our 31 hotels). We believe Marriott may use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

Industry consolidation could also result in the lack of differentiation among the brands, which could impact the ability to drive higher rates in those brands. In addition, to the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, such as disruptions in processing guest reservations, delayed bookings or sales, or lost guest reservations, which could adversely affect our financial condition and results of operations. Additionally, following the completion of a merger of companies, the costs to integrate the companies may be absorbed by our impacted hotel or hotels and adversely affect our financial condition and results of operations.

Our ownership of properties through ground leases exposes us to the risks that we may have difficulty financing such properties, be forced to sell such properties for a lower price, are unable to extend the ground leases at maturity or lose such properties upon breach or termination of the ground leases.

We hold a leasehold or subleasehold interest in all or a portion of the land underlying nine of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown, Westin Boston Waterfront Hotel, Shorebreak Hotel, JW Marriott Denver, Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and the parking lot at another of our hotels (Renaissance Worthington). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, which has 36 years remaining, and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We believe that unions are generally becoming more aggressive about organizing workers at hotels in certain geographic locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses and reduce the profits that we receive. If hotels in our portfolio are organized, this could have a material adverse effect on our business, financial condition, results of operation and our ability to make distributions to our stockholders.

We have entered into management agreements with third-party managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. For example, a strike at the Westin Boston Waterfront negatively impacted our hotel operations in 2018. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

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

We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks could harm our business.

We and our hotel managers rely on information technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Some of these information technologies and systems are provided by third-party vendors. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of certain confidential customer information, such as individually identifiable information, including information relating to financial accounts. Recently, a number of hotels and hotel management companies have been subject to successful cyber-attacks including those seeking guest credit card information. Moreover, cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.

For these reasons, we and our hotel managers are subject to risks associated with security breaches, whether through cyber-attacks or online fraud schemes, spoofed e-mails and social engineering efforts by hackers aimed at obtaining confidential information. If unauthorized parties gain access to such information or our vendor's technology systems, they may be able to steal, publish, delete or modify private and sensitive information for proprietary or financial gain. Although we and our hotel managers believe that we have taken commercially reasonable steps to protect the security of these systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses, social engineering attacks and cyber-attacks. Disruptions in service, system shutdowns and security breaches in either the information technologies and systems of our hotel managers or our own information technologies and systems, including unauthorized disclosure of confidential information, could have a material adverse effect on our business operations and results, our financial and compliance reporting and our reputation.

Many of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a social engineering attack or cyber-attack could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

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

The performance of the lodging industry has traditionally been closely linked with the general economy. A stall in economic growth or an economic recession would have a material adverse effect on our results of operations. If a property’s occupancy or room rates drop to the point where its revenues are less than its operating expenses, then we would be required to spend additional funds in order to cover that property’s operating expenses.

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

Our credit facility and term loans contain financial covenants that may constrain our ability to sell assets and make distributions to our stockholders.

Our corporate credit facility and term loans contain several financial covenants, the most constraining of which limits the amount of debt that we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants, the lenders may require us to repay all amounts then outstanding under our credit facility and term loans and may terminate our credit facility and term loans. These and our other financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, our credit facility requires that we maintain a minimum number of our hotels as unencumbered assets.

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

Refinanced debt could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes.

Increases in interest rates may increase our interest expense.

Higher interest rates could increase debt service requirements on any of our floating rate debt, including our unsecured term loans and any outstanding balance on our senior unsecured credit facility, and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities or other purposes.

Hedging against interest rate exposure may adversely affect us.

We manage certain exposure to interest rate volatility by using interest rate hedging, such as swap agreements, to “hedge” against the possible negative effects of interest rate fluctuations. We may continue to do so in the future. However, hedging can be expensive, particularly during periods of volatile interest rates, available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought, the duration of the interest rate hedge may not match the duration of the related liability, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. As a result, our hedging transactions could have a material and adverse effect on our results of operations.

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

Under the ADA, all public accommodations must meet various federal non-discrimination requirements related to access and use by individuals with disabilities. Compliance with the ADA’s requirements could require removal of architectural barriers to access and non-compliance could result in the payment of civil penalties, damages, and attorneys' fees and costs. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2018, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

We will be subject to a 100% excise tax to the extent that transactions with our TRSs are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRS lessees exceeds an arm’s-length rental amount, such excess is potentially subject to this excise tax. While we believe that we structure all of our leases on an arm’s-length basis, upon an audit, the IRS might disagree with our conclusion.

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

A maximum 20% tax rate applies to “qualified dividend income” payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income and are taxed at normal ordinary income tax rates (provided that for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers generally may deduct up to 20% of their ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income”). However, to the extent that our dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income (but will be ineligible for the 20% deduction). The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock. In addition, non-REIT corporations may begin to pay dividends or increase dividends as a result of the lower corporate income tax rate that is effective for taxable years beginning after December 31, 2017. As a result, the trading price of our common stock may be negatively impacted.

Failure of our operating partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.

We believe that our operating partnership will continue to be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS were successfully to determine that our operating partnership was properly treated as a corporation, our operating partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing the operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners in our operating partnership have the right to vote on certain amendments to the agreement that governs our operating partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interests of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner that some stockholders believe is not in their best interests.

Recent tax legislation or regulatory action could adversely affect us or our investors.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders.

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

In addition, interest rates have been at historically low levels for an extended period of time. The market for common shares of publicly traded REITs may be influenced by the distribution yield on their common shares (i.e., the amount of annual distributions as a percentage of the market price of their common shares) relative to market interest rates. Although current market interest rates remain low compared to historical levels, interest rates have recently risen and some market forecasts predict additional increases in the near term. If market interest rates increase, prospective purchasers of REIT common shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock to be relatively less attractive to our investors and the market price of our common stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels.

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

Future issuances of our common stock or our operating partnership’s common limited partnership units (“OP units”), may depress the market price of our common stock and have a dilutive effect on our existing stockholders.

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

Our December 2018 acquisition of Cavallo Point was partially funded by the issuance by our operating partnership of OP units, which will be redeemable by the seller at any time after the one-year anniversary of such issuance for cash or, at our election, on a one-for-one basis for shares of our common stock. Pursuant to the terms of the contribution agreement governing our acquisition of Cavallo Point, if any of the OP units are outstanding seven years after their issuance, we have the option to redeem them for cash or shares of our common stock, at our election. In the future, our operating partnership may issue additional OP units to acquire additional properties or portfolios. Such OP unit issuances would reduce our ownership interest in the operating partnership and may in the future result in dilution of our shareholders’ equity interests.

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

The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. Our share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness. Our share repurchase program may be suspended or terminated at any time without notice.

Tax protection agreements may limit our ability to sell or otherwise dispose of certain properties and may require our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

In connection with contributions of properties to our operating partnership, our operating partnership has entered and may in the future enter into tax protection agreements under which it agrees to minimize the tax consequences to the contributing partners resulting from the sale or other disposition of the contributed properties. Tax protection agreements may make it economically prohibitive to sell any properties that are subject to such agreements. In addition, we may be required to maintain a minimum level of indebtedness throughout the term of any tax protection agreement regardless of whether such debt levels are otherwise required to operate our business.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2018.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Waterfront Hotel	Boston	Massachusetts	Upper Upscale	Full Service	793	Marriott
Lexington Hotel New York	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown	Salt Lake City	Utah	Upper Upscale	Full Service	510	Marriott
Renaissance Worthington	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Beach Resort	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	None (2)
Westin San Diego	San Diego	California	Upper Upscale	Full Service	436	Interstate Hotels & Resorts
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
Westin Washington, D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	HEI Hotels & Resorts
Hilton Boston Downtown	Boston	Massachusetts	Upper Upscale	Full Service	403	Davidson Hotels & Resorts
Vail Marriott Mountain Resort & Spa	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Marriott Atlanta Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Marriott
Courtyard Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
The Gwen Chicago	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Interstate Hotels & Resorts
Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
JW Marriott Denver at Cherry Creek	Denver	Colorado	Luxury	Full Service	196	Sage Hospitality
Courtyard Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Marriott
Sheraton Suites Key West	Key West	Florida	Upper Upscale	Full Service	184	Ocean Properties
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Marriott
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston	Charleston	South Carolina	Upper Upscale	Full Service	166	Marriott
Shorebreak Hotel	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Ft. Baker Management LLC
Havana Cabana Key West (3)	Key West	Florida	Upscale	Select Service	106	Ocean Properties
Hotel Emblem (4)	San Francisco	California	Upper Upscale	Full Service	94	Viceroy Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Two Roads Hospitality
The Landing Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	77	Two Roads Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Two Roads Hospitality
Total					10,091
_____________

(1)	As defined by Smith Travel Research

(2)	We terminated the management agreement with Marriott, effective February 20, 2018. The hotel is currently closed as a result of the damage incurred by Hurricanes Irma and Maria in September 2017.

(3)	Formerly named the Inn at Key West

(4)	Formerly named Hotel Rex

Hotel Management Agreements

We are party to hotel management agreements for each hotel that we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property (1)	Manager	Terminable	Expiration Date of Current Term	Number of Remaining Renewal Terms at Manager's Exclusive Option (2)
Atlanta Alpharetta Marriott	Marriott	No	12/2030	Two ten-year periods
Bethesda Marriott Suites	Marriott	2022 with no fee	12/2025	Two ten-year periods
Boston Westin Waterfront	Marriott	2026 with no fee	12/2026	None
Cavallo Point, The Lodge at the Golden Gate	Passport Resorts	At will with fee	6/2023	One five-year period
Chicago Marriott Downtown	Marriott	No	12/2038	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	At will with no fee	7/2021	None
Courtyard Manhattan/Fifth Avenue	Marriott	No	12/2035	None
Courtyard Manhattan/Midtown East	HEI Hotels & Resorts	At will with fee	8/2027	None
The Gwen Chicago	HEI Hotels & Resorts	At will with fee	6/2026	None
Hilton Boston Downtown	Davidson Hotels & Resorts	At will with no fee	11/2019	None
Hilton Burlington	Interstate Hotels & Resorts	At will with no fee	N/A	Month-to-month
Hilton Garden Inn New York City/Times Square Central	Highgate Hotels	2024 with no fee	12/2024	One five-year period (3)
Hotel Emblem	Viceroy Hotels & Resorts	At will with fee	12/2027	One five-year period
Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	2020 upon sale with fee; 2023 upon sale with no fee	12/2027	One five-year period (4)
Havana Cabana Key West	Ocean Properties	At will with no fee	12/2026	Two five-year periods
JW Marriott Denver at Cherry Creek	Sage Hospitality	At will with no fee	5/2021	None
L'Auberge de Sedona	Two Roads Hospitality	At will with fee	12/2022	None
Lexington Hotel New York	Highgate Hotels	2019 upon sale with fee; 2020 upon sale with no fee	5/2021	One five-year period (3)
Orchards Inn Sedona	Two Roads Hospitality	At will with fee	12/2022	None
Renaissance Charleston	Marriott	Upon sale with fee	12/2021	Two five-year periods
Renaissance Worthington	Marriott	No	12/2031	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	No	12/2026	Two fifteen-year periods
Sheraton Suites Key West	Ocean Properties	No	7/2027	None
Shorebreak Hotel	Kimpton Hotel & Restaurant Group	At will with fee	2/2025	None
The Landing Resort & Spa	Two Roads Hospitality	At will with fee; 2020 with no fee	12/2023	None
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	No	12/2025	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	Upon sale with fee	12/2020	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with fee; 2023 with no fee	12/2024	None
Westin San Diego	Interstate Hotels & Resorts	At will with no fee	N/A	Month-to-month
Westin Washington D.C. City Center	HEI Hotels & Resorts	At will with fee; 2023 with no fee	4/2025	None
____________________

(1)
We terminated the management agreement for Frenchman's Reef with Marriott, effective February 20, 2018. The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria.

(2)	Certain agreements allow for other extension rights that may be only at our option.

(3)	Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.

(4)	Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2026 and 2027. The manager did not earn an incentive management fee in 2018.

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

The following table sets forth the base management fee, incentive management fee and FF&E reserve contribution, generally due and payable each fiscal year, for each of our hotels:

Property	Base Management Fee(1)		Incentive Management Fee(2)		FF&E Reserve Contribution(1)
Atlanta Alpharetta Marriott	2%	(3)	25%		5%
Bethesda Marriott Suites	3%		50%	(4)	5%	(5)
Boston Westin Waterfront	2.5%		20%		4%
Cavallo Point, The Lodge at the Golden Gate	2.5%		5%		4%
Chicago Marriott Downtown	2%	(6)	18%	(7)	5%
Courtyard Denver Downtown	1.5%	(8)	10%		4%
Courtyard Manhattan/Fifth Avenue	6%		25%		4%
Courtyard Manhattan/Midtown East	1.75%	(9)	15%		4%
Frenchman's Reef & Morning Star Beach Resort (10)	3%		15%		5.5%
The Gwen Chicago	2%	(11)	15%		4%
Havana Cabana Key West	3%		10%		4%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1.5%	(12)	10%		—
Hilton Garden Inn New York City/Times Square Central	3%		20%		4%
Hotel Emblem	2.75%		15%		4%
Hotel Palomar Phoenix	3.5%		20%		4%
JW Marriott Denver at Cherry Creek	2.5%		10%		4%
The Landing Resort & Spa	1.5%		15%		4%
Lexington Hotel New York	3%		20%		5%
Renaissance Charleston	3.5%		20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	2%	(13)	20%		5%
L'Auberge de Sedona	0.5%	(14)	10%		4%
Orchards Inn Sedona	0.5%	(14)	10%		4%
Sheraton Suites Key West	3%		10%		4%
Shorebreak Hotel	2.5%		15%		4%
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin Fort Lauderdale Beach Resort	2%		15%		4%
Westin San Diego	1.5%	(12)	10%		4%
Westin Washington D.C. City Center	2%		15%		4%
______________

(1)	As a percentage of gross revenues.

(2)	Based on a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The base management fee decreases to 2% of gross revenues between February 2018 and January 2021.

(4)	The owner's priority expires in 2028, after which the manager will receive 50% of the hotel's operating profits.

(5)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $4.4 million.

(6)	The base management fee decreased from 3.0% to 2.0% for October 2017 through September 2021 and will then revert back to 3% for the remainder of the term.

(7)
Calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's multi-year property renovation is treated as a deduction in calculating net operating income.

(8)	The base management fee is a sum of 1.5% of gross revenues and 1.5% of gross operating profit.

(9)	Beginning in January 2018, the base management fee increased to 1.75% of gross revenues through the remainder of the term.

(10)	We terminated the management agreement with Marriott, effective February 20, 2018. The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria.

(11)	The base management fee increases to 2.25% for 2018 through the remainder of the term.
(12) Total management fees are capped at 2.5% of gross revenues.

(13)	The base management fee decreased from 3% to 1.5% beginning May 2016 and increased to 2.0% in May 2018 and will increase to 3.0% in May 2021 through the remainder of the term.

(14)
Prior to December 2017, the base management fee was 2.45% of gross revenues under the previous hotel manager. The base management fee increases to 1.0% for 2019 and 1.5% for 2020 through the remainder of the term.

Additional information regarding fees incurred under hotel management agreements can be found in Note 12 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 13 franchised hotels:

	Expiration Date of Agreement	Franchise Fee
Vail Marriott Mountain Resort & Spa	12/2021	6% of gross room sales plus 3% of gross food and beverage sales
JW Marriott Denver at Cherry Creek	10/2026	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York	3/2032	5% of gross room sales
Courtyard Denver Downtown	10/2027	4.5% of gross room sales (1)
Hilton Boston Downtown	7/2022	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Westin Washington D.C. City Center	12/2030	7% of gross room sales and 3% of gross food and beverage sales
Westin San Diego	12/2030	7% of gross room sales and 3% of gross food and beverage sales
Hilton Burlington	7/2032	4% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales (2)
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
The Gwen Chicago	9/2035	4.5% of gross room sales
Sheraton Suites Key West	2/2026	5% of gross room sales
Courtyard Manhattan/Midtown East	8/2042	6% of gross room sales
______________

(1)	Prior to October 2017, the franchise fee was 5.5% of gross room sales. The franchise fee reverts back to 5.5% of gross room sales beginning October 2019.

(2)
Prior to August 2018, the franchise fee was 3% of gross room sales. The franchise fee increased to 4% of gross room sales beginning August 2018 and will increase to 5% of gross room sales beginning August 2019 through the remainder of the term.

Additional information regarding fees incurred under franchise agreements can be found in Note 12 to our accompanying consolidated financial statements.

Mortgage Debt

Eight of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 8 to our accompanying consolidated financial statements.

Ground Leases

Ten of our hotels are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Note 13 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 31, 2018 was $9.08 per share.

Stock Performance Graph

The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor's 500 Index (the “S&P 500 Total Return”) and the Dow Jones U.S. Hotels & Lodging REITs Index (the “Dow Jones U.S. Hotels Total Return”). We believe the Dow Jones U.S. Hotels & Lodging REITs Index's total return provides a relevant industry sector comparison to our common stock's total stockholder return given the index is based on REITs that primarily invest in lodging real estate.

The graph assumes an initial investment on December 31, 2013 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

5 Year Total Returns Graph
$200.00
$150.00
$100.00
$50.00
$-
12/31/13
12/31/14
12/31/15
12/30/16
12/29/17
12/31/18
DiamondRock Hospitality Total Return
S&P 500 Total Return
Dow Jones US Hotels Total Return

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018
DiamondRock Hospitality Company Total Return	$100.00	$132.84	$89.92	$113.13	$115.82	$96.24
S&P 500 Total Return	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Dow Jones U.S. Hotels Total Return	$100.00	$129.43	$94.00	$116.80	$124.66	$109.10

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

Stockholder Information

As of February 22, 2019, there were 16 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 22, 2019, there were 14 holders of OP units (in addition to the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2018 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,546,472 (1)	— (2)	5,236,147
Equity compensation plans not approved by security holders	—	—	—
Total	1,546,472	—	5,236,147
__________________________________

(1)	Includes 764,549 shares of common stock issuable pursuant to our deferred compensation plan and 781,923 shares of common stock issuable upon the achievement of certain performance conditions.

(2)	Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2018 Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2018	65,638 (2)	$11.54	—	$150,000
November 1 - November 30, 2018	—	$—	—	$250,000
December 1 - December 31, 2018	3,384,359	$9.49	3,384,359	$217,886
______________________________

(1)
Represents amounts available under the Company's share repurchase program. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be suspended or terminated at any time without prior notice. On November 2, 2018, our board of directors increased the authorization under the share repurchase program from $150 million to $250 million. Our share repurchase program will be effective until November 6, 2020.

(2)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the issuance of common stock under our deferred compensation plan.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Revenues:
Rooms	$631,048	$635,932	$650,624	$673,578	$628,870
Food and beverage	184,097	183,049	194,756	208,173	195,077
Other	48,559	51,024	51,178	49,239	48,915
Total revenues	863,704	870,005	896,558	930,990	872,862
Operating expenses:
Rooms	158,078	158,534	159,151	163,549	162,870
Food and beverage	118,709	120,460	125,916	137,297	135,402
Management fees	22,159	21,969	30,143	30,633	30,027
Other hotel expenses	322,713	302,272	302,805	317,623	295,826
Impairment losses	—	3,209	—	10,461	—
Hotel acquisition costs	—	2,028	—	949	2,177
Corporate expenses (1)	28,563	26,711	23,629	24,061	22,267
Depreciation and amortization	104,524	99,090	97,444	101,143	99,650
Business interruption insurance income	(19,379)	(4,051)	—	—	—
Gain on property insurance settlement	(1,724)	—	—	—	(1,825)
Gain on litigation settlement, net	—	—	—	—	(10,999)
Total operating expenses	733,643	730,222	739,088	785,716	735,395
Interest and other income, net	(1,806)	(1,820)	(762)	(688)	(3,027)
Interest expense	40,970	38,481	41,735	52,684	58,278
Gain on repayments of notes receivable	—	—	—	(3,927)	(13,550)
Loss (gain) on sales of hotel properties, net	—	764	(10,698)	—	(50,969)
Gain on hotel property acquisition	—	—	—	—	(23,894)
Loss on early extinguishment of debt	—	274	—	—	1,616
Income before income taxes	90,897	102,084	127,195	97,205	169,013
Income tax expense	(3,101)	(10,207)	(12,399)	(11,575)	(5,636)
Net income	87,796	91,877	114,796	85,630	163,377
Less: Net income attributable to noncontrolling interests	(12)	—	—	—	—
Net income attributable to common stockholders	$87,784	$91,877	$114,796	$85,630	$163,377
_________

(1)
Corporate expenses for the year ended December 31, 2018 include approximately $0.8 million of costs related to the departure of our former Chief Financial Officer. Corporate expenses for the year ended December 31, 2016 include the reversal of approximately $0.6 million of previously recognized compensation expense resulting from the forfeiture of equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Corporate expenses for the year ended December 31, 2014 include reimbursement of $1.8 million of previously incurred legal fees and other costs from the proceeds of a litigation settlement relating to Westin Boston Waterfront.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except for per share data)
Earnings per share:
Net income per share attributable to common stockholders, basic	$0.43	$0.46	$0.57	$0.43	$0.83
Net income per share attributable to common stockholders, diluted	$0.43	$0.46	$0.57	$0.43	$0.83
Other data:
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.41

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,944,617	$2,692,286	$2,646,676	$2,882,176	$2,764,393
Cash and cash equivalents	43,863	183,569	243,095	213,584	144,365
Total assets	3,197,580	3,100,858	3,050,908	3,312,510	3,151,687
Total debt	977,966	937,792	920,539	1,169,749	1,031,666
Total liabilities	1,306,987	1,267,213	1,214,121	1,487,905	1,322,700
Stockholders' equity	1,882,897	1,833,645	1,836,787	1,824,605	1,828,987

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2018, we owned a portfolio of 31 premium hotels and resorts that contain 10,091 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef, is currently closed due to damage incurred by Hurricanes Irma and Maria in September 2017.

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA), EBITDAre, and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 73% of our total revenues for the year ended December 31, 2018 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2018

Key highlights for 2018 include the following:

Hotel Acquisitions. In March 2018, we acquired the 77-room Landing Resort & Spa in South Lake Tahoe, California, for a total contractual purchase price of $42 million, and the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million. In December 2018, we acquired the 142-room Cavallo Point in Sausalito, California, for a total contractual purchase price of $152 million.

Financing Activity. On October 18, 2018, we entered into a new five-year $50 million unsecured term loan. On December 5, 2018, we drew down the full balance of the term loan in connection with the closing of the Cavallo Point acquisition.

Update on Insurance Claims

As previously disclosed, we have insurance claims resulting from hurricanes that impacted Frenchman's Reef and the Havana Cabana Key West in 2017, as well as from the 2017 wildfires in Northern California that impacted The Lodge at Sonoma. The Company is insured for up to $361 million for each covered event, subject to certain deductibles and other conditions.

Frenchman's Reef. The hotel was significantly damaged by Hurricanes Irma and Maria in 2017 and is expected to remain closed into 2020. We submitted our insurance claim during the first quarter of 2018 and are continuing to work diligently with our insurance carriers and the U.S. Virgin Islands government to ensure the best outcome for our stockholders. During the year ended December 31, 2018, we recognized $16.1 million of business interruption insurance income under the insurance claim.

Havana Cabana Key West. We completed a comprehensive renovation and re-positioning of the hotel in connection with the remediation of substantial wind and water-related damage from Hurricane Irma. The hotel reopened as the Havana Cabana Key West in April 2018. In July 2018, we settled our insurance claim for the property damage and business interruption for $8.3 million, net of deductibles. During the year ended December 31, 2018, we recognized $2.1 million of business interruption income and a $1.7 million gain on the property damage insurance settlement.

The Lodge at Sonoma Renaissance Resort & Spa. In July 2018, we settled our insurance claim for smoke damage and business interruption for $1.3 million, net of deductibles. During the year ended December 31, 2018, we recognized $1.2 million of business interruption income related to The Lodge at Sonoma.

Outlook for 2019

Although economic indicators such as GDP growth, corporate earnings, consumer confidence and employment reflect a stable U.S. economy, we expect RevPAR growth to decelerate in 2019. Furthermore we anticipate the U.S. lodging industry will be challenged by rising labor costs.
Our portfolio is weighted towards top-25 urban markets, which have experienced hotel supply increases in excess of the national average in recent years. However, we expect our resort hotels to continue to outperform the broader U.S. market, with recent repositionings driving value within the portfolio. Following $115 million of hotel renovations and capital improvements in 2018, we expect lower renovation disruption in 2019. Additionally, we continue to work closely with our hotel managers to control operating costs.
Despite anticipated deceleration, we enter 2019 with several favorable factors, including: (1) ownership of a high-quality portfolio concentrated in urban and resort locations; (2) increased internal growth from the continuation of our asset management initiatives; (3) a low leveraged capital structure relative to our peers; and (4) an unrestricted cash balance of $44 million and no outstanding borrowings on our $300 million senior unsecured credit facility as of December 31, 2018.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2018 for each of the hotels we owned during 2018.

Property (1)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2017 RevPAR (2)
Chicago Marriott	Chicago, Illinois	1,200	73.8%	$230.37	$169.96	6.4%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	74.3%	251.58	186.93	(4.4)%
Lexington Hotel New York	New York, New York	725	90.5%	251.84	227.86	0.0%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	70.2%	171.74	120.61	(5.0)%
Renaissance Worthington	Fort Worth, Texas	504	74.9%	186.66	139.78	3.2%
Westin San Diego	San Diego, California	436	81.8%	193.56	158.35	(2.9)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	81.3%	196.67	159.99	(1.4)%
Westin Washington, D.C. City Center	Washington, D.C.	410	87.0%	206.19	179.33	(6.2)%
Hilton Boston Downtown	Boston, Massachusetts	403	88.2%	296.75	261.71	5.5%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	57.5%	293.49	168.77	(14.0)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	69.5%	170.35	118.37	(6.0)%
Courtyard Manhattan/Midtown East	New York, New York	321	94.5%	261.95	247.46	4.6%
The Gwen Chicago	Chicago, Illinois	311	82.6%	255.00	210.53	23.5%
Hilton Garden Inn New York City/Times Square Central	New York, New York	282	98.0%	260.20	254.88	6.8%
Bethesda Marriott Suites	Bethesda, Maryland	272	67.7%	177.23	119.90	(5.7)%
Hilton Burlington	Burlington, Vermont	258	81.4%	187.81	152.89	6.3%
Hotel Palomar Phoenix (3)	Phoenix, Arizona	242	77.8%	181.69	141.30	2.8%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	81.5%	247.17	201.39	(4.9)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	91.4%	273.47	249.93	6.0%
Sheraton Suites Key West	Key West, Florida	184	84.9%	250.68	212.87	(2.8)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	71.6%	304.70	218.02	7.6%
Courtyard Denver Downtown	Denver, Colorado	177	82.9%	192.38	159.40	(3.5)%
Renaissance Charleston	Charleston, South Carolina	166	84.1%	254.60	213.99	7.1%
Shorebreak Hotel	Huntington Beach, California	157	76.6%	256.29	196.30	8.8%
Cavallo Point, The Lodge at the Golden Gate (4)	Sausalito, California	142	57.6%	450.98	259.85	0.3%
Havana Cabana Key West (5)	Key West, Florida	106	73.5%	185.25	136.07	(15.9)%
Hotel Emblem (6)	San Francisco, California	94	81.6%	204.17	166.70	(6.6)%
L'Auberge de Sedona	Sedona, Arizona	88	76.0%	602.63	457.86	10.0%
The Landing Resort & Spa (3)	South Lake Tahoe, California	77	61.6%	319.11	196.47	1.1%
Orchards Inn Sedona	Sedona, Arizona	70	75.5%	256.70	193.87	6.0%
Total/Weighted Average		9,589	79.1%	$234.04	$185.13	0.0%
________________

(1)	Frenchman's Reef was closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the year ended December 31, 2018.

(2)	The percentage change from 2017 RevPAR reflects the comparable period in 2017 to our 2018 ownership period for all hotels.

(3)	The operating statistics reflect our ownership period from March 1, 2018 to December 31, 2018.

(4)	The operating statistics reflect our ownership period from December 10, 2018 to December 31, 2018.

(5)	The hotel closed on September 6, 2017 due to Hurricane Irma and reopened in April 2018. Accordingly, the operating information reported only includes operations beginning in April 2018.

(6)	The hotel closed on September 4, 2018 for a comprehensive renovation. Accordingly, the operating information presented only includes operations through the closure date.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2018	2017	% Change

Rooms	$631.0	$635.9	(0.8)%
Food and beverage	184.1	183.1	0.5
Other	48.6	51.0	(4.7)
Total revenues	$863.7	$870.0	(0.7)%

Our total revenues decreased $6.3 million from $870.0 million for the year ended December 31, 2017 to $863.7 million for the year ended December 31, 2018. The decrease includes amounts that are not comparable year-over-year as follows:

•	$50.1 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of 2018.

•	$0.6 million decrease from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.2 million decrease from Hotel Emblem, which closed beginning September 4, 2018 for renovations.

•	$8.4 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$18.4 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$2.4 million increase from Cavallo Point, which was acquired on December 12, 2018.

•	$3.2 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$1.0 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts our total revenues increased $13.2 million, or 1.6%.

The following are key hotel operating statistics for the years ended December 31, 2018 and 2017. The 2017 amounts reflect the period in 2017 comparable to our ownership period in 2018 for the The Landing Resort & Spa, Hotel Palomar Phoenix, Cavallo Point, L'Auberge de Sedona and Orchards Inn Sedona, and exclude the results from Frenchman's Reef and the Havana Cabana Key West, due to the closure of these hotels for all or a portion of the periods presented, and Hotel Emblem beginning September 4, 2017, due to the renovation closure on September 4, 2018.

	Year Ended December 31,
	2018	2017	% Change
Occupancy %	79.1%	80.1%	(1.0) percentage points
ADR	$234.40	$228.71	2.5%
RevPAR	$185.51	$183.18	1.3%

Excluding non-comparable amounts, our rooms revenues increased $8.2 million, or 1.4%.

Food and beverage revenues increased $1.0 million from the year ended December 31, 2017, which includes amounts that are not comparable year-over-year as follows:

•	$14.1 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of 2018.

•	$0.2 million decrease from Hotel Emblem, which closed beginning September 4, 2018 for renovations.

•	$0.2 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$2.8 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$7.2 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$0.8 million increase from Cavallo Point, which was acquired on December 12, 2018.

•	$0.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.5 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

Excluding these non-comparable amounts, food and beverage revenues increased $3.0 million, or 1.8%, primarily due to an increase in restaurant and room service revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.0 million, or 4.6%, primarily due to an increase in resort fees, partially offset by a decrease in attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	% Change

Rooms departmental expenses	$158.1	$158.5	(0.3)%
Food and beverage departmental expenses	118.7	120.5	(1.5)
Other departmental expenses	10.4	11.5	(9.6)
General and administrative	75.4	74.7	0.9
Utilities	20.7	23.4	(11.5)
Repairs and maintenance	32.4	34.5	(6.1)
Sales and marketing	61.1	59.1	3.4
Franchise fees	26.1	24.0	8.8
Base management fees	16.4	15.7	4.5
Incentive management fees	5.8	6.3	(7.9)
Property taxes	55.5	51.9	6.9
Other fixed charges	18.5	12.9	43.4
Severance costs	10.9	—	100.0
Ground rent—Contractual	4.7	4.1	14.6
Ground rent—Non-cash	7.0	6.1	14.8
Total hotel operating expenses	$621.7	$603.2	3.1%

Our hotel operating expenses increased $18.5 million from $603.2 million for the year ended December 31, 2017 to $621.7 million for the year ended December 31, 2018. The increase in hotel operating expenses includes amounts that are not comparable year-over-year as follows:

•	$37.3 million decrease from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of 2018.

•	$0.7 million decrease from Hotel Emblem, which closed beginning September 4, 2018 for renovations.

•	$1.2 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$6.9 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$13.7 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$1.6 million increase from Cavallo Point, which was acquired on December 12, 2018.

•	$2.8 million increase from the L'Auberge de Sedona, which was acquired on February 28, 2017.

•	$0.8 million increase from the Orchards Inn Sedona, which was acquired on February 28, 2017.

In connection with the termination of the hotel manager of Frenchman's Reef in February 2018, we recognized $2.2 million of accelerated amortization of key money during the year ended December 31, 2018. This amortization reduced base management fees and is included within the non-comparable decrease of hotel operating expenses. For the year ended December 31, 2017, we recognized $2.6 million of accelerated amortization of key money in connection with the termination of the hotel manager of Frenchman's Reef from the date of our notice of termination in 2017, which is included within the non-comparable decrease of hotel operating expenses. Additionally, in connection with the change in hotel manager of the Courtyard Manhattan/Midtown East in August 2017, we recognized $1.9 million of accelerated amortization of key money during the year ended December 31, 2017. This amortization reduced base management fees during the year ended December 31, 2017. In total, this accelerated amortization reduced base management fees by $4.5 million during the year ended December 31, 2017.

For the year ended December 31, 2018, we incurred $10.9 million of severance costs related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York.

Excluding the severance costs, the accelerated amortization of key money, and the non-comparable amounts detailed above, hotel operating expenses increased $16.7 million, or 2.9%, from the year ended December 31, 2017.

Depreciation and amortization. Our depreciation and amortization expense increased $5.4 million from the year ended December 31, 2017. The increase is primarily due to depreciation from our 2018 hotel acquisitions and on capital expenditures from our recent hotel renovations.

Impairment losses. During the year ended December 31, 2017, we recorded impairment losses of $3.2 million. The loss is comprised of $1.8 million from the write-off of construction in progress that was determined not to be recoverable, $0.9 million from the write-off of property and equipment disposed at our hotels impacted by the hurricanes during September 2017 that is not expected to be recovered by insurance proceeds, and $0.5 million on a rent receivable asset related to a tenant lease at the Lexington Hotel New York. We did not recognize any impairment losses during the year ended December 31, 2018.

Hotel acquisition costs. All three of our 2018 hotel acquisitions are accounted for as acquisitions of assets. Accordingly, all direct acquisition related costs are capitalized as a component of acquired assets. Refer to Note 2 for additional information on the adoption of ASU No. 2017-01 on January 1, 2018. We incurred $2.0 million of hotel acquisition costs during the year ended December 31, 2017, associated with the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.9 million, from $26.7 million for the year ended December 31, 2017 to $28.6 million for the year ended December 31, 2018. The increase is primarily due to various drivers, including an increase in professional fees, consulting fees, and employee compensation.

Business interruption insurance income. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the year ended December 31, 2018, we recognized $19.4 million of business interruption insurance income, which is in addition to $2.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying consolidated statement of operations. For the year ended December 31, 2017, we recognized $4.1 million of business interruption insurance income, which is in addition to $7.3 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying consolidated statement of operations.

Gain on property insurance settlement. In July 2018, we settled our insurance claim for the property damage and business interruption related to the Havana Cabana Key West. Based on the settled insurance claim, we recognized a gain on insurance settlement of $1.7 million, which represents proceeds received in excess of the impairment loss for property damage.

Interest expense. Our interest expense was $41.0 million and $38.5 million for the years ended December 31, 2018 and December 31, 2017, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2018	2017
Mortgage debt interest	$27.1	$29.3
Term loan interest	10.6	6.2
Credit facility interest and unused fees	1.2	1.0
Amortization of deferred financing costs	2.1	2.0
	$41.0	$38.5

The increase in interest expense is primarily related to the $200 million unsecured term loan entered into in April 2017, the $50 million unsecured term loan entered into in October 2018, which we drew down in full in December 2018, and higher interest rates on our term loans compared with 2017. This increase is partially offset by a decrease in mortgage debt interest expense, primarily related to the repayment of the mortgage loan secured by the Lexington Hotel New York in April 2017.

Loss on early extinguishment of debt. We prepaid the $170.4 million mortgage loan previously secured by the Lexington Hotel New York on April 26, 2017 and recognized a loss on early extinguishment of debt of approximately $0.3 million.

Income taxes. We recorded income tax expense of $3.1 million in 2018 and $10.2 million in 2017. The 2018 income tax expense includes $2.6 million of income tax expense incurred on the $7.9 million pre-tax income of our domestic TRSs, foreign income tax expense of less than $0.1 million incurred on the $14.0 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.5 million of corporate state income tax. The 2017 income tax expense includes $8.7 million of income tax expense incurred on the $26.9 million pre-tax income of our domestic TRSs and foreign income tax expense of $1.5 million incurred on the $11.4 million pre-tax income of the TRS that owns Frenchman's Reef. The 2017 income tax provision included a benefit of $4.2 million due to a remeasurement of our net deferred tax liabilities as of December 31, 2017 as a result of the TCJA, which lowered the corporate tax rates from a maximum of 35% to a flat rate of 21% effective for tax years beginning after December 31, 2017.

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

Additionally, the year-over year change in total revenues includes a decrease of $18.6 million that is not comparable due to the closure of Frenchman's Reef and the Havana Cabana Key West. Both hotels closed on September 6, 2017 due to Hurricane Irma and remain closed through the end of 2017.

Excluding these non-comparable amounts our total revenues increased $8.0 million, or 1.0%.

The following are key hotel operating statistics for the years ended December 31, 2017 and 2016. The 2016 amounts reflect the period in 2016 comparable to our ownership period in 2017 for the L'Auberge de Sedona and Orchards Inn Sedona and exclude the hotels sold in 2016. The 2016 amounts also exclude the results from Frenchman's Reef and the Havana Cabana Key West for the period in 2016 comparable to the hotels' closure beginning September 6, 2017 through the end of 2017.

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

Additionally, the year-over year change in food and beverage revenues includes a decrease of $5.0 million that are not comparable due to the closure of Frenchman's Reef and the Havana Cabana Key West. Both hotels closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of 2017.

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

Additionally, the year-over year change in hotel operating expenses include a decrease of $12.0 million of net hotel operating expenses that are not comparable due to the closure of Frenchman's Reef and the Havana Cabana Key West. Both hotels closed on September 6, 2017 due to Hurricane Irma and remained closed through the end of 2017.

Excluding the non-comparable amounts, hotel operating expenses increased $11.1 million, or 2.9%, from the year ended December 31, 2016.

In connection with the change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization of key money during the year ended December 31, 2017. In connection with the termination of the hotel manager of Frenchman's Reef, we accelerated the amortization of key money from the date of our notice of termination in 2017 through the effective termination date of February 20, 2018. We recognized an additional $2.6 million of amortization of key money during the year ended December 31, 2017 in connection with this acceleration. In total, this accelerated amortization reduced base management fees by $4.5 million during the year ended December 31, 2017.

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

Impairment losses. During the year ended December 31, 2017, we recorded impairment losses of $3.2 million. The loss is comprised of $1.8 million from the write-off of construction in progress that was determined not to be recoverable, $0.9 million from the write-off of property and equipment disposed at our hotels impacted by the hurricanes during September 2017 that is not expected to be recovered by insurance proceeds, and $0.5 million on a rent receivable asset related to a tenant lease at the Lexington Hotel New York. We did not recognize any impairment losses during the year ended December 31, 2016.

Hotel acquisition costs. We recorded $2.0 million of hotel acquisition costs during the year ended December 31, 2017, which is comprised of $2.2 million of costs incurred from the acquisitions of L'Auberge de Sedona and Orchards Inn Sedona, offset by a refund of $0.2 million of transfer taxes related to the acquisition of the Hotel Emblem. We had no hotel acquisitions during the year ended December 31, 2016.

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

Business interruption insurance income. In September 2017, Hurricanes Irma and Maria caused significant damage to Frenchman's Reef and the Havana Cabana Key West. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the year ended December 31, 2017, we recognized $4.1 million of business interruption insurance income, which is in addition to $7.3 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying consolidated statement of operations.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of OP units and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “Current ATM Program") to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. We have not sold any shares under the Current ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the Current ATM Program.
Prior to the implementation of the Current ATM Program, the Company had a $200 million ATM program (the "Prior ATM Program"), which is no longer active. During the year ended December 31, 2018, we sold 7,472,946 shares of common stock at an average price of $12.56 for net proceeds of $92.9 million under the Prior ATM Program.
Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. The majority of our outstanding debt is fixed interest rate mortgage debt. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any preferred stock. We generally structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction, such as the issuance of OP units in connection with the acquisition of Cavallo Point, if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of December 31, 2018, we had $978.0 million of debt outstanding with a weighted average interest rate of 4.01% and a weighted average maturity date of approximately 5.5 years. We maintain one of the lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

Share Repurchase Program

Our board of directors has approved a share repurchase program authorizing us to repurchase shares of our common stock. On November 2, 2018, our board of directors increased the authorization under the share repurchase program from $150 million to $250 million. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements.

During the year ended December 31, 2018, we repurchased 3,384,359 shares of our common stock at an average price of $9.49 per share for a total purchase price of $32.2 million. Subsequent to December 31, 2018, we repurchased 3,143,922 shares of our common stock at an average price of $9.52 per share for a total purchase price of $30.0 million. We retired all repurchased shares on their respective settlement dates. As of February 26, 2019, we have $188.0 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of December 31, 2018, we had no outstanding borrowings on our senior unsecured credit facility.

Senior Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021, a $200 million unsecured term loan expiring in April 2022, and a $50 million unsecured term loan expiring in October 2023. Information about our senior unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, borrowings under mortgage debt, term loans, our senior unsecured credit facility, proceeds from hotel dispositions, and proceeds from insurance claims. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs and dividends. As of December 31, 2018, we had $43.9 million of unrestricted corporate cash and $47.7 million of restricted cash, and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $219.3 million for the year ended December 31, 2018. Our cash from operations generally consists of the net cash flow from hotel operations offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $344.3 million for the year ended December 31, 2018, which consisted of $259.9 million paid for the acquisitions of The Landing Resort & Spa, Hotel Palomar Phoenix and Cavallo Point, and capital expenditures at our hotels of $115.2 million, offset by $30.7 million of proceeds from our property insurance policy related to our hotels impacted by Hurricanes Irma and Maria.

Our net cash used in financing activities was $7.2 million for the year ended December 31, 2018, which consisted of $102.7 million of dividend payments, $33.1 million paid to repurchase shares under our share repurchase program and upon the vesting of restricted stock for the payment of tax withholding obligations, $0.4 million of financing costs related to our unsecured term loan, and $13.6 million of scheduled mortgage debt principal payments, partially offset by $50.0 million of proceeds from our new unsecured term loan, and $92.7 million in net proceeds from our Prior ATM Program.

We currently anticipate our significant sources of cash for the year ending December 31, 2019 will be the net cash flow from hotel operations, insurance claims, and potential property dispositions. We expect our estimated uses of cash for the year ending

December 31, 2019 will be regularly scheduled debt service payments, capital expenditures, dividends, corporate expenses, potential hotel acquisitions, and share repurchases.

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

The following table sets forth the dividends on our common shares for the years ended December 31, 2018 and 2017, and through the date of this report:

Payment Date	Record Date	Dividend per Share
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 29, 2017	$0.125
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125
October 12, 2018	September 28, 2018	$0.125
January 14, 2019	January 4, 2019	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2018, we have set aside $43.1 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $115.2 million on capital improvements during the year ended December 31, 2018, which included the following significant projects:

•
Chicago Marriott Downtown: We substantially completed the hotel's $110 million multi-year renovation, which included the remaining 258 of 1,200 guest rooms and the hotel's 60,000 square feet of meeting space.

•
Havana Cabana Key West: We completed a comprehensive renovation of the hotel as part of the remediation of the substantial wind and water-related damage caused by Hurricane Irma. The hotel reopened as the Havana Cabana Key West in April 2018.

•	Bethesda Marriott Suites: We completed a renovation of the guest rooms at the hotel during the first quarter.

•	Westin Boston Waterfront Hotel: We completed a refresh of the hotel's guest rooms during the first quarter.

•	Vail Marriott Mountain Resort & Spa: We completed a renovation of the hotel's guest rooms and meeting space during the third quarter.

•	Westin Fort Lauderdale Beach Resort: We completed a renovation of the hotel's guest rooms in the third quarter.

•
Hotel Emblem: We substantially completed a comprehensive renovation and re-positioning of the former Hotel Rex as the Hotel Emblem San Francisco, part of Viceroy's Urban Retreats Collection, in the fourth quarter. The hotel closed for approximately four months during renovation and reopened in January 2019.

We expect to spend approximately $125 million on capital improvements at our hotels in 2019, which includes carryover from certain projects that commenced in 2018. Significant projects in 2019 include the following:

•
JW Marriott Denver: We commenced a renovation of the hotel's guest rooms and meeting space in January 2019 and will renovate the public space later in 2019. The renovation is expected to secure the hotel's position as the top luxury hotel in the high-end Cherry Creek submarket of Denver.

•
Sheraton Suites Key West: We expect to complete a comprehensive renovation of the hotel, which will include upgrades to the resort’s entrance, lobby, restaurant, outdoor lounge, pool area and guestrooms. In order to minimize disruption, the renovation is expected to occur from August to November, the hotel’s slowest period of the year.

•
The Lodge at Sonoma: We expect to enhance the cottage rooms and landscaping to better align the hotel with the luxury competition in the market, reposition the restaurant with a new concept from world-renowned chef, Michael Mina, and enhance the spa to a luxury level. We are also evaluating a brand change for the hotel.

•
Vail Marriott: We expect to complete the second phase of the hotel renovation, which includes the upgrade renovation of the spa and fitness center. The scope of this project is consistent with our multi-phased strategy to renovate the hotel to a luxury standard.

•	Worthington Renaissance: We expect to renovate the the lobby and reposition the food and beverage outlets during the third quarter of 2019.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2018.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest (1)	$1,166,956	$55,051	$255,827	$454,536	$401,542
Operating Lease Obligations - Ground Leases and Office Space	663,219	5,232	10,998	10,219	636,770
Purchase Commitments (2)
Purchase Orders and Letters of Commitment	56,078	56,078	—	—	—
Total	$1,886,253	$116,361	$266,825	$464,755	$1,038,312
________________
(1) The interest expense for our variable rate loans is calculated based on the rate as of December 31, 2018.
(2) As of December 31, 2018, purchase orders and letters of commitment totaling approximately $56.1 million had been issued for renovations at our properties. We have committed to these projects and anticipate making similar arrangements in the future with our existing properties or any future properties that we may acquire.

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

We believe EBITDA and EBITDAre are useful to an investor in evaluating our operating performance because they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization, and in the case of EBITDAre, impairment and gains or losses on dispositions of depreciated property) from our operating results. In addition, covenants included in our debt agreements use EBITDA as a measure of financial compliance. We also use EBITDA and EBITDAre as measures in determining the value of hotel acquisitions and dispositions.

The Company computes FFO in accordance with standards established by the Nareit, which defines FFO as net income determined in accordance with U.S. GAAP, excluding gains or losses from sales of properties and impairment losses, plus real estate related depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate related depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its operating results.

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

•
Cumulative Effect of a Change in Accounting Principle: The Financial Accounting Standards Board promulgates new accounting standards that require or permit the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments, which include the accounting impact from prior periods, because they do not reflect the Company’s actual underlying performance for the current period.

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

In addition, to derive Adjusted FFO we exclude any fair value adjustments to derivative instruments. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$87,796	$91,877	$114,796
Interest expense	40,970	38,481	41,735
Income tax expense	3,101	10,207	12,399
Real estate related depreciation and amortization	104,524	99,090	97,444
EBITDA	236,391	239,655	266,374
Impairment losses	—	3,209	—
Loss (gain) on sale of hotel properties (1)	—	764	(10,698)
EBITDAre	236,391	243,628	255,676
Non-cash ground rent	7,305	6,290	5,671
Non-cash amortization of favorable and unfavorable contracts, net	(1,969)	(1,912)	(1,912)
Hurricane-related costs (2)	3,855	3,280	—
Loss on early extinguishment of debt	—	274	—
Hotel acquisition costs	—	2,028	—
Hotel manager transition and pre-opening items (3)	(1,491)	(3,637)	—
Severance costs (4)	11,691	—	(563)
Gain on property insurance settlement	(1,724)	—	—
Adjusted EBITDA	$254,058	$249,951	$258,872
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
(3)
For the year ended December 31, 2018 consists of (a) manager transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.6 million related to the reopening of the Havana Cabana Key West and Hotel Emblem, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement. For the year ended December 31, 2017, includes items related to the hotel manager changes as follows: Courtyard Manhattan Midtown East: (a) employee severance costs of approximately $0.3 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott; transition costs of approximately $0.4 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona; offset by $2.6 million of accelerated amortization of key money received from Marriott for Frenchman's Reef.

(4)
For the year ended December 31, 2018, consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations, and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations. During the year ended December 31, 2016, we reversed $0.6 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Amounts recognized in 2016 are classified as corporate expenses on the consolidated statements of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$87,796	$91,877	$114,796
Real estate related depreciation and amortization	104,524	99,090	97,444
Impairment losses	—	3,209	—
Loss (gain) on sale of hotel properties, net of income tax (1)	—	458	(9,118)
FFO	192,320	194,634	203,122
Non-cash ground rent	7,305	6,290	5,671
Non-cash amortization of favorable and unfavorable contracts, net	(1,969)	(1,912)	(1,912)
Hurricane-related costs (2)	3,855	3,280	—
Loss on early extinguishment of debt	—	274	—
Hotel acquisition costs	—	2,028	—
Hotel manager transition and pre-opening items (3)	(1,491)	(3,637)	—
Severance costs (4)	11,691	—	(563)
Gain on property insurance settlement	(1,724)	—	—
Fair value adjustments to debt instruments	—	—	19
Adjusted FFO	$209,987	$200,957	$206,337
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
(3)
For the year ended December 31, 2018 consists of (a) manager transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.6 million related to the reopening of the Havana Cabana Key West and Hotel Emblem, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement. For the year ended December 31, 2017, includes items related to the hotel manager changes as follows: Courtyard Manhattan Midtown East: (a) employee severance costs of approximately $0.3 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott; transition costs of approximately $0.4 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona; offset by $2.6 million of accelerated amortization of key money received from Marriott for Frenchman's Reef.

(4)
For the year ended December 31, 2018, consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations, and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations. During the year ended December 31, 2016, we reversed $0.6 million of previously recognized compensation expense for forfeited equity awards related to the resignation of our former Executive Vice President and Chief Operating Officer. Amounts recognized in 2016 are classified as corporate expenses on the consolidated statements of operations.

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

Investment in Hotels. Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets that are generally accounted for as asset acquisitions are recorded at total cost and allocated based on relative fair value. Direct acquisition-related costs are capitalized as a component of the acquired assets. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings and land improvements and one to ten years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We enter into a hotel management agreement at the time of acquisition and such agreements are generally based on market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2018 was $983.8 million of which $350 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $3.5 million annually.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2019 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2019 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2019 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2019 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2019 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2019 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2019 proxy statement.

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

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.2.1
Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.2.2
First Amendment to the Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2017)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.1
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

10.2*
Amended and Restated 2004 Stock Option and Incentive Plan, as amended and restated on April 28, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

10.3*
Amendment to DiamondRock Hospitality Company Amended and Restated 2004 Stock Option and Incentive Plan, approved by the Board of Directors on July 20, 2011 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 19, 2011)

10.4*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.5*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

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

10.15
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

10.23*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.24*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.25*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.26*
Letter Agreement between DiamondRock Hospitality Company and Thomas Healy, dated as of December 21, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017)

10.27*
Severance Agreement between DiamondRock Hospitality Company and Thomas Healy, dated as of January 17, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.28*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.29*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.30*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.31*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.32*
Form of Deferred Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.33*
Severance Agreement between DiamondRock Hospitality Company and Jay L. Johnson, dated as of March 19, 2018 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2018)

10.34*
Settlement Agreement between DiamondRock Hospitality Company, Sean Mahoney and RLJ Lodging Trust, dated as of July 16, 2018  (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2018)

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
Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

* Exhibit is a management contract or compensatory plan or arrangement.
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 26, 2019.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 26, 2019
Mark W. Brugger	(Principal Executive Officer)

/s/ JAY L. JOHNSON	Executive Vice President and Chief	February 26, 2019
Jay L. Johnson	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Senior Vice President and Treasurer	February 26, 2019
Briony R. Quinn	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 26, 2019
William W. McCarten

/s/ DANIEL J. ALTOBELLO	Director	February 26, 2019
Daniel J. Altobello

/s/ TIMOTHY CHI	Director	February 26, 2019
Timothy Chi

/s/ MAUREEN L. McAVEY	Director	February 26, 2019
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 26, 2019
Gilbert T. Ray

/s/ WILLIAM J. SHAW	Director	February 26, 2019
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 26, 2019
Bruce D. Wardinski

/s/ KATHLEEN WAYTON	Director	February 26, 2019
Kathleen Wayton

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2018. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Jay L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)

February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, the related notes, and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
McLean, Virginia
February 26, 2019

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(in thousands, except share and per share amounts)

	2018	2017
ASSETS
Property and equipment, net	$2,944,617	$2,692,286
Restricted cash	47,735	40,204
Due from hotel managers	86,914	86,621
Favorable lease assets, net	63,945	26,690
Prepaid and other assets	10,506	71,488
Cash and cash equivalents	43,863	183,569
Total assets	$3,197,580	$3,100,858

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$629,747	$639,639
Term loans, net of unamortized debt issuance costs	348,219	298,153
Total debt	977,966	937,792
Deferred income related to key money, net	11,739	14,307
Unfavorable contract liabilities, net	73,151	70,734
Deferred ground rent	93,719	86,614
Due to hotel managers	72,678	74,213
Dividends and distributions declared and unpaid	26,339	25,708
Accounts payable and accrued expenses	51,395	57,845
Total liabilities	1,306,987	1,267,213
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 204,536,485 and 200,306,733 shares issued and outstanding at December 31, 2018 and 2017, respectively	2,045	2,003
Additional paid-in capital	2,126,472	2,061,451
Accumulated deficit	(245,620)	(229,809)
Total stockholders' equity	1,882,897	1,833,645
Noncontrolling interests	7,696	—
Total equity	1,890,593	1,833,645
Total liabilities, noncontrolling interests and stockholders’ equity	$3,197,580	$3,100,858

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share amounts)

	2018	2017	2016
Revenues:
Rooms	$631,048	$635,932	$650,624
Food and beverage	184,097	183,049	194,756
Other	48,559	51,024	51,178
Total revenues	863,704	870,005	896,558
Operating Expenses:
Rooms	158,078	158,534	159,151
Food and beverage	118,709	120,460	125,916
Management fees	22,159	21,969	30,143
Other hotel expenses	322,713	302,272	302,805
Depreciation and amortization	104,524	99,090	97,444
Impairment losses	—	3,209	—
Hotel acquisition costs	—	2,028	—
Corporate expenses	28,563	26,711	23,629
Business interruption insurance income	(19,379)	(4,051)	—
Gain on property insurance settlement	(1,724)	—	—
Total operating expenses, net	733,643	730,222	739,088

Interest and other income, net	(1,806)	(1,820)	(762)
Interest expense	40,970	38,481	41,735
Loss (gain) on sales of hotel properties, net	—	764	(10,698)
Loss on early extinguishment of debt	—	274	—
Total other expenses, net	39,164	37,699	30,275
Income before income taxes	90,897	102,084	127,195
Income tax expense	(3,101)	(10,207)	(12,399)
Net income	87,796	91,877	114,796
Less: Net income attributable to noncontrolling interests	(12)	—	—
Net income attributable to common stockholders	$87,784	$91,877	$114,796

Earnings per share:
Net income per share available to common stockholders—basic	$0.43	$0.46	$0.57
Net income per share available to common stockholders—diluted	$0.43	$0.46	$0.57

Weighted-average number of common shares outstanding:
Basic	205,462,911	200,784,450	201,079,573
Diluted	206,131,150	201,521,468	201,676,258

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling interests	Total Equity
Balance at December 31, 2015	200,741,777	$2,007	$2,056,878	$(234,280)	$1,824,605	$—	$1,824,605
Dividends of $0.50 per common share	—	—	358	(101,096)	(100,738)	—	(100,738)
Issuance and vesting of common stock grants, net	187,362	2	4,634	—	4,636	—	4,636
Share repurchases	(728,237)	(7)	(6,505)	—	(6,512)	—	(6,512)
Net income	—	—	—	114,796	114,796	—	114,796
Balance at December 31, 2016	200,200,902	$2,002	$2,055,365	$(220,580)	$1,836,787	$—	$1,836,787
Dividends of $0.50 per common share	—	—	424	(101,106)	(100,682)	—	(100,682)
Issuance and vesting of common stock grants, net	105,831	1	5,662	—	5,663	—	5,663
Net income	—	—	—	91,877	91,877	—	91,877
Balance at December 31, 2017	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645	$—	$1,833,645
Dividends of $0.50 per common share	—	$—	465	(103,705)	(103,240)	—	(103,240)
Issuance and vesting of common stock grants, net	141,165	1	4,531	110	4,642	—	4,642
Issuance of OP units	—	—	—	—	—	7,784	7,784
Sale of common stock	7,472,946	75	92,173	—	92,248	—	92,248
Distributions to noncontrolling interests	—	—	—	—	—	(100)	(100)
Common stock repurchased and retired	(3,384,359)	(34)	(32,148)	—	(32,182)	—	(32,182)
Net income	—	—	—	87,784	87,784	12	87,796
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$87,796	$91,877	$114,796
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate depreciation	104,524	99,090	97,444
Corporate asset depreciation as corporate expenses	216	95	66
Loss (gain) on sale of hotel properties, net	—	764	(10,698)
Loss on early extinguishment of debt	—	274	—
Non-cash ground rent	7,305	6,290	5,671
Non-cash amortization of financing costs and interest rate cap as interest	1,862	1,950	2,302
Impairment losses	—	43,993	—
Estimated recovery of impairment losses from insurance	—	(40,784)	—
Amortization of favorable and unfavorable contracts, net	(1,969)	(1,912)	(1,912)
Amortization of deferred income related to key money	(2,568)	(5,760)	(2,851)
Stock-based compensation	5,573	6,201	5,321
Deferred income tax expense	1,591	7,702	10,405
Changes in assets and liabilities:
Prepaid expenses and other assets	28,657	(26,333)	17,007
Due to/from hotel managers	(5,686)	1,540	(1,056)
Accounts payable and accrued expenses	(7,997)	17,006	(20,969)
Net cash provided by operating activities	219,304	201,993	215,526
Cash flows from investing activities:
Hotel capital expenditures	(115,171)	(97,424)	(102,861)
Hotel acquisitions	(259,883)	(93,795)	—
Proceeds from sale of properties, net	—	(764)	175,300
Proceeds from property insurance	30,742	10,042	—
Net cash (used in) provided by investing activities	(344,312)	(181,941)	72,439
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(13,612)	(12,417)	(11,198)
Repurchase of common stock and other	(33,113)	(537)	(7,197)
Proceeds from sale of common stock, net	92,679	—	—
Repayments of mortgage debt	—	(170,368)	(249,793)
Proceeds from senior unsecured term loan	50,000	200,000	100,000
Draws on senior unsecured credit facility	85,000	—	75,000
Repayments of senior unsecured credit facility	(85,000)	—	(75,000)
Payment of financing costs	(412)	(1,579)	(2,765)
Payment of cash dividends	(102,709)	(100,542)	(100,771)
Net cash used in financing activities	(7,167)	(85,443)	(271,724)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(132,175)	(65,391)	16,241
Cash, cash equivalents, and restricted cash beginning of year	223,773	289,164	272,923
Cash, cash equivalents, and restricted cash, end of year	$91,598	$223,773	$289,164

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2018	2017	2016
Cash paid for interest	$38,548	$36,288	$40,345
Cash paid for income taxes	$2,208	$3,251	$1,973
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$26,339	$25,708	$25,567
Buyer assumption of mortgage debt on sale of hotel	$—	$—	$89,486
Issuance of OP units in connection with acquisition of hotel property	$7,784	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	2018	2017	2016
Cash and cash equivalents	$43,863	$183,569	$243,095
Restricted cash (1)	47,735	40,204	46,069
Total cash, cash equivalents, and restricted cash	$91,598	$223,773	$289,164
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and many of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of December 31, 2018, we owned 31 hotels with 10,091 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of December 31, 2018, the Frenchman's Reef & Morning Star Beach Resort ("Frenchman's Reef") is currently closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns either directly or indirectly 99.6% of the limited partnership units ("OP units") of our operating partnership. The remaining 0.4% of the OP units are held by third parties, otherwise unaffiliated with the Company. See Note 5 for additional disclosures related to OP units.

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

Property and Equipment

Following the adoption of FASB Accounting Standards Update (“ASU”) No. 2017-01, investments in hotel properties, including related land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are generally accounted for as asset acquisitions, which are recorded at total cost and allocated based on relative fair value. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

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

We classify a hotel as held for sale in the period that we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing or other contingencies exist which could cause the transaction to not be completed in a timely manner. If these criteria are met, we record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and related assets and cease recording depreciation expense, and classify the assets and related liabilities as held for sale on the balance sheet.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenues from operations of the hotels are recognized when the goods or services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the customer. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the customer, such as for restaurant dining services or banquet services. Other revenues are recognized at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and we assess whether we are the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price.

Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when a customer with a noncancelable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation.

Certain of our hotels have retail spaces, restaurants or other spaces which we lease to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in our consolidated statements of operations.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except for Frenchman’s Reef, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS, and Cavallo Point, The Lodge at the Golden Gate ("Cavallo Point"), which is leased to a wholly owned subsidiary of the Company, which we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of December 31, 2018 and 2017.

Intangible Assets and Liabilities

Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable contract assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

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

Noncontrolling Interests

The noncontrolling interest is the portion of equity in our consolidated operating partnership not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from our less-than-wholly-owned operating partnership are reported within the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

Restricted Cash

Restricted cash primarily consists of reserves for replacement of furniture and fixtures generally held by our hotel managers and cash held in escrow pursuant to lender requirements.

Deferred Financing Costs

Financing costs are recorded at cost as a component of the debt carrying amount and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of deferred financing costs is computed using a method that approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying consolidated statements of operations.

Due to/from Hotel Managers

The due from hotel managers consists of hotel level accounts receivable, periodic hotel operating distributions receivable from managers and prepaid and other assets held by the hotel managers on our behalf. The due to hotel managers represents liabilities incurred by the hotel on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.

Key Money

Key money received in conjunction with entering into hotel management or franchise agreements or completing specific capital projects is deferred and amortized over the term of the hotel management agreement, the term of the franchise agreement, or other systematic and rational period, if appropriate. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as an offset to management fees or franchise fees.

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

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company has filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes, as well as from the 2017 wildfires in Northern California that impacted The Lodge at Sonoma. In July 2018, the Company settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Havana Cabana insurance claim was settled for $8.3 million, net of deductibles, and we recorded a gain of approximately $1.7 million related to the property damage. The Lodge at Sonoma claim was settled for $1.3 million, net of deductibles. The Frenchman’s Reef insurance claim is ongoing and we received $85.0 million and $10.0 million in insurance proceeds during the years ended December 31, 2018 and 2017, respectively.

The following table summarizes the business interruption insurance income by impacted hotel property (in thousands):

	Year Ended December 31,
	2018	2017
Frenchman's Reef	$16,090	$3,128
Havana Cabana Key West	2,137	923
The Lodge at Sonoma	1,152	—
Total	$19,379	$4,051

For the year ended December 31, 2018, we recognized a $1.7 million gain related to the settlement of the property damage insurance claim at the Havana Cabana Key West.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or business combinations. As a result of the standard, we anticipate that the majority of our hotel acquisitions will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. This standard is effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2017-01 effective January 1, 2018. This standard does not affect the accounting for any of our transactions prior to January 1, 2018. Refer to Note 10 for more information about our three hotel property acquisitions during the year ended December 31, 2018, which were all accounted for as asset purchases.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This standard is effective for annual periods beginning after December 15, 2017. We adopted ASU No. 2016-18 effective January 1, 2018. The adoption of ASU No. 2016-18 changed the presentation of the statement of cash flows for the Company and we utilized a retrospective transition method for each period presented within financial statements for periods subsequent to the date of adoption. Restricted cash reserves are included with cash and cash equivalents on our consolidated statements of cash flows for all periods presented. There was no impact to the consolidated statements of income or the consolidated balance sheets.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of lease right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018. The primary impact of the new standard will be to the treatment of our ground leases, which represent a majority of all of our operating lease payments. We intend to adopt ASU No. 2016-02, along with its related clarifications and amendments, as of the effective date of January 1, 2019. We are finalizing our evaluation of the changes from adopting this standard to our future financial reporting and disclosures, as well as designing and implementing related processes and controls. We also intend to elect all of the new standard’s available transition practical expedients. We expect the standard to result in an increase to both total assets and total liabilities of between $95 million and $125 million, before adjusting for existing deferred rent and favorable and unfavorable lease intangible amounts included on our balance sheet as of December 31, 2018. Any changes to discount rates, lease terms or other variables may have a significant effect on the calculation of this recorded amount. We do not expect the adoption of the standard to result in a cumulative effect adjustment, or that the adoption of the standard will have a material impact to our results of operations, cash flows, or liquidity.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017. We adopted the new standard effective January 1, 2018, under the cumulative effect transition method. No adjustment was recorded to the our opening balance of retained earnings on January 1, 2018, as there was no impact to net income for the Company.

3.	Property and Equipment

Property and equipment as of December 31, 2018 and 2017 consists of the following (in thousands):

	2018	2017
Land	$617,695	$602,879
Land improvements	7,994	7,994
Buildings	2,682,320	2,414,216
Furniture, fixtures and equipment	491,421	423,987
Construction in progress	38,623	31,906
	3,838,053	3,480,982
Less: accumulated depreciation	(893,436)	(788,696)
	$2,944,617	$2,692,286

During the year ended December 31, 2017, we recognized a $41.7 million impairment loss for property damage at Frenchman's Reef, the Havana Cabana Key West, and the Sheraton Suites Key West in connection with Hurricanes Irma and Maria. We recorded a reduction to the impairment loss and a corresponding receivable of $40.8 million reflecting the insurance proceeds that were probable of receipt up to the amount of the loss recorded. The receivable for insurance proceeds is included in prepaid and other assets on the accompanying consolidated balance sheets. We evaluate probable recovery by considering various factors, including discussions with our insurance providers, consideration of their financial strength, and review of our insurance provisions and limits. During 2017, we determined the carrying value of $1.8 million of construction in progress was not recoverable and we recorded a corresponding $1.8 million charge within impairment losses for the year ended December 31, 2017.

As of December 31, 2018 and 2017, we had accrued capital expenditures of $12.4 million and $11.7 million, respectively.

4. Favorable Lease Assets

In connection with the acquisition of certain hotels, we have recognized intangible assets for favorable ground leases and tenant leases. Our favorable lease assets, net of accumulated amortization of $3.4 million and $2.7 million as of December 31, 2018 and 2017, respectively, consist of the following (in thousands):

	2018		2017
Cavallo Point Ground Lease	$17,908		$—
Hotel Palomar Phoenix Ground Lease	19,763	—	—
Westin Boston Waterfront Hotel Ground Lease	17,426		17,643
Orchards Inn Sedona Annex Sublease	8,757		8,925
Lexington Hotel Tenant Leases	91		122
	$63,945		$26,690

Favorable lease assets are recorded at the acquisition date and are generally amortized using the straight-line method over the remaining non-cancelable term of the lease agreement. Amortization expense for the years ended December 31, 2018, 2017, and 2016, was $0.7 million, $0.4 million, and $0.3 million, respectively. Amortization expense is expected to total $1.1 million annually 2019 through 2023.

In connection with our acquisition of the Orchards Inn Sedona on February 28, 2017, we recorded a $9.1 million favorable lease asset. In connection with our acquisition of the Hotel Palomar Phoenix on March 1, 2018, we recorded a $20.0 million favorable lease asset. In connection with our acquisition of Cavallo Point on December 12, 2018, we recorded a $17.9 million favorable lease asset. We determined the value of these favorable lease assets using a discounted cash flow of the favorable difference between the contractual lease payments and estimated market rents. The market rents were estimated by applying a land capitalization rate to the estimated fee-simple value of the underlying land. The discount rate was estimated using a risk adjusted rate of return.

5. Equity

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

We have an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. Prior to the implementation of the Current ATM Program, the Company had a $200 million ATM program (the "Prior ATM Program"), which is no longer active. During the year ended December 31, 2018, we sold 7,472,946 shares of common stock at an average price of $12.56 for net proceeds of $92.9 million under the Prior ATM Program. The full amount remains available under the Current ATM Program.

Our board of directors has approved a share repurchase program authorizing us to repurchase shares of our common stock. On November 2, 2018, our board of directors increased the authorization under the share repurchase program from $150 million to $250 million of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice.

During the year ended December 31, 2018, we repurchased 3,384,359 shares of our common stock at an average price of $9.49 per share for a total purchase price of $32.2 million. Subsequent to December 31, 2018, we repurchased 3,143,922 shares of our common stock at an average price of $9.52 per share for a total purchase price of $30.0 million. We retired all repurchased shares on their respective settlement dates. As of February 26, 2019, we have $188.0 million of authorized capacity remaining under our share repurchase program.

Dividends

We have paid the following dividends to holders of our common stock for the years ended December 31, 2018 and 2017, and through the date of this report:

Payment Date	Record Date	Dividend per Share
April 12, 2017	March 31, 2017	$0.125
July 12, 2017	June 30, 2017	$0.125
October 12, 2017	September 29, 2017	$0.125
January 12, 2018	December 29, 2017	$0.125
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125
October 12, 2018	September 28, 2018	$0.125
January 14, 2019	January 4, 2019	$0.125

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

Operating Partnership Units

In connection with the acquisition of Cavallo Point in December 2018, we issued 796,684 OP units to third parties, otherwise unaffiliated with the Company, at $11.76 per unit. Each OP unit is redeemable at the option of the holder beginning December 12, 2019. Holders of OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2018, there were 796,684 operating partnership units held by unaffiliated third parties.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 846,517 shares as of December 31, 2018. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below. The 2016 Plan replaced the 2004 Stock Option and Incentive Plan, as amended (the "2004 Plan"). We no longer make share grants and issuances under the 2004 Plan, although awards previously made under the 2004 Plan that are outstanding will remain in effect in accordance with the terms of that plan and the applicable award agreements.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2016 to December 31, 2018 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	474,567	$12.72
Granted	461,281	8.94
Forfeited	(126,610)	10.08
Vested	(241,698)	11.83
Unvested balance at December 31, 2016	567,540	10.62
Granted	324,502	11.19
Forfeited	(16,669)	10.80
Vested	(244,411)	11.29
Unvested balance at December 31, 2017	630,962	10.66
Granted	349,091	10.19
Forfeited	(51,061)	10.44
Vested	(287,148)	11.02
Unvested balance at December 31, 2018	641,844	$10.25

The remaining share awards are expected to vest as follows: 310,117 during 2019, 215,368 during 2020, and 116,359 during 2021. As of December 31, 2018, the unrecognized compensation cost related to restricted stock awards was $4.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 21 months. For the years ended December 31, 2018, 2017, and 2016, we recorded $3.1 million, $3.1 million and $2.8 million, respectively, of compensation expense related to restricted stock awards.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For the PSUs issued in 2014 and 2015 and vested in 2017 and 2018, respectively, the actual number of shares of common stock issued to each executive officer was subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

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

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the three-year performance period and is included in corporate expenses in the accompanying consolidated statements of operations. The grant date fair value of the portion of the PSUs based on our relative total stockholder return is determined using a Monte Carlo simulation performed by a third-party valuation firm. The grant date fair value of the portion of the PSUs based on improvement in market share for each of our hotels is the closing price of our common stock on the grant date. The determination of the grant-date fair values of outstanding awards based on our relative total stockholder return included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 26, 2016	24.3%	0.93%	$8.42
February 26, 2017	26.7%	1.46%	$10.89
March 2, 2018	26.9%	2.40%	$9.52
April 2, 2018	26.9%	2.37%	$9.00

A summary of our PSUs from January 1, 2016 to December 31, 2018 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2016	676,359	$11.41
Granted	310,398	8.54
Additional units from dividends	38,324	9.37
Vested (1)	(242,096)	9.85
Forfeited	(96,301)	10.74
Unvested balance at December 31, 2016	686,684	10.65
Granted	266,009	11.04
Additional units from dividends	33,478	11.17
Vested (2)	(200,374)	12.15
Unvested balance at December 31, 2017	785,797	10.42
Granted	293,111	9.82
Additional units from dividends	35,197	11.24
Vested (3)	(218,514)	11.98
Forfeited	(113,668)	9.86
Unvested balance at December 31, 2018	781,923	$11.19
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2016 was equal to 89.5% of the PSU Target Award.

(2)
There was no payout of shares of our common stock for PSUs that vested on February 27, 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period.

(3)	The number of shares of common stock earned for the PSUs vested in 2018 was equal to 51.75% of the PSU Target Award.

The remaining unvested target units are expected to vest as follows: 247,949 during 2019, 231,221 during 2020 and 302,753 during 2021. As of December 31, 2018, the unrecognized compensation cost related to the PSUs was $3.1 million and is expected to be recognized on a straight-line basis over a period of 22 months. For the years ended December 31, 2018, 2017, and 2016, we recorded approximately $1.9 million, $2.5 million, and $2.0 million, respectively, of compensation expense related to the PSUs.

The compensation expense recorded for the year ended December 31, 2016 includes the reversal of $0.4 million of previously recognized compensation expense resulting from the forfeiture of PSUs by our former Executive Vice President and Chief Operating Officer. The compensation expense for the year ended December 31, 2018 includes the reversal of $1.0 million of previously recognized compensation expense resulting from the forfeiture of PSUs by our former Executive Vice President and Chief Financial Officer.

7. Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding including dilutive securities.

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2018	2017	2016
Numerator:
Net income attributable to common stockholders	$87,784	$91,877	$114,796
Denominator:
Weighted-average number of common shares outstanding—basic	205,462,911	200,784,450	201,079,573
Effect of dilutive securities:
Unvested restricted common stock	215,655	188,759	47,468
Shares related to unvested PSUs	452,584	548,259	549,217
Weighted-average number of common shares outstanding—diluted	206,131,150	201,521,468	201,676,258
Earnings per share:
Net income per share available to common stockholders—basic	$0.43	$0.46	$0.57
Net income per share available to common stockholders—diluted	$0.43	$0.46	$0.57

The OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2018 (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate	Maturity Date	2018	2017
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$55,032	$56,717
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	62,734	64,833
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	27,633	28,277
Westin San Diego mortgage loan	3.94%	April 2023	63,385	64,859
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	82,620	84,067
Renaissance Worthington mortgage loan	3.66%	May 2025	82,540	84,116
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	62,411	63,519
Boston Westin mortgage loan	4.36%	November 2025	194,466	198,046
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	—
Unamortized debt issuance costs			(4,017)	(4,795)
Total mortgage and other debt, net of unamortized debt issuance costs			629,747	639,639

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	200,000	200,000
Unsecured term loan	LIBOR + 1.45% (3)	October 2023	50,000	—
Unamortized debt issuance costs			(1,781)	(1,847)
Unsecured term loans, net of unamortized debt issuance costs			348,219	298,153

Senior unsecured credit facility	LIBOR + 1.50%	May 2020 (4)	—	—

Total debt, net of unamortized debt issuance costs			$977,966	$937,792
Weighted-Average Interest Rate	4.01%
_____________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix on March 1, 2018.

(2)	The interest rate at December 31, 2018 was 3.80%.

(3)	The interest rate at December 31, 2018 was 3.78%. We entered into an interest rate swap agreement in January 2019 to fix LIBOR at 2.41% through October 2023.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities as of December 31, 2018 are as follows (in thousands):

2019	14,195
2020	66,174
2021	116,461
2022	214,095
2023	194,649
Thereafter	378,190
$983,764

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2018, eight of our 31 hotel properties were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of December 31, 2018, we were in compliance with the financial covenants of our mortgage debt.

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2018
Maximum leverage ratio (1)	60%	27.5%
Minimum fixed charge coverage ratio (2)	1.50x	4.17x
Minimum tangible net worth (3)	$1.98 billion	$2.72 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	18.9%
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

As of December 31, 2018, we had no borrowings outstanding under the facility and the Company's leverage ratio was 27.5%. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $1.2 million, $1.0 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Subsequent to December 31, 2018, we borrowed $45 million under the facility.

Unsecured Term Loans

We are party to a five-year $100 million unsecured term loan, a five-year $200 million unsecured term loan, and a new five-year $50 million unsecured term loan, entered into on October 18, 2018. On December 5, 2018, in connection with the acquisition closing of Cavallo Point, we drew down the full balance of the new $50 million term loan. In January 2019, we entered into an interest rate swap agreement to economically hedge variability in LIBOR-indexed interest payments at 2.41% through October 2023 for the $50 million unsecured term loan.

The financial covenants of the three term loans are consistent with the covenants on our senior unsecured credit facility, which are described above. The interest rate on the term loans is based on a pricing grid ranging from 140 to 220 basis points over LIBOR, based on the Company’s leverage ratio, as follows:

	Applicable Margins
Leverage Ratio	$100 Million and $200 Million Term Loans	$50 Million Term Loan
Less than or equal to 25%	1.45%	1.40%
Greater than 25% but less than or equal to 35%	1.45%	1.45%
Greater than 35% but less than or equal to 45%	1.60%	1.55%
Greater than 45% but less than or equal to 50%	1.75%	1.75%
Greater than 50% but less than or equal to 55%	1.95%	1.95%
Greater than 55%	2.20%	2.20%

As of December 31, 2018, the Company's leverage ratio was 27.5%. We incurred interest on the term loans of $10.6 million, $6.2 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

We had no dispositions during the years ended December 31, 2017 and 2018.

Our consolidated statements of operations include the following pre-tax income (loss), inclusive of the gains and losses on sale, from the hotel properties sold during 2016 (in thousands):

	2018	2017	2016
Orlando Airport Marriott	$—	$—	$8,225
Hilton Minneapolis	—	(764)	4,872
Hilton Garden Inn Chelsea/New York City	—	—	3,107
Total pre-tax (loss) income	$—	$(764)	$16,204

10. Acquisitions

2018 Acquisitions (Accounted for as Asset Acquisitions)

On March 1, 2018, we acquired the 77-room Landing Resort & Spa in South Lake Tahoe, California, for a total contractual purchase price of $42 million. The acquisition was funded with corporate cash. The acquisition is accounted for as an acquisition of assets; accordingly, direct acquisition costs were capitalized.

On March 1, 2018, we acquired the 242-room Hotel Palomar in Phoenix, Arizona, for a total contractual purchase price of $80 million. The acquisition was funded with corporate cash. In connection with the acquisition, we assumed a $2.9 million loan under a qualified New Market Tax Credit program. Refer to Note 8 for additional information about the loan. The acquisition is accounted for as an acquisition of assets; accordingly, our direct acquisition costs were capitalized.

We lease the surface and air rights of the hotel property pursuant to a ground lease with the City of Phoenix. We own the building improvements fee simple. The ground lease expires in 2085, including all extension options. Refer to Note 13 for additional information about this lease. As lessee of government property, we are subject to a Government Property Lease Excise Tax ("GPLET") under Arizona state statute in lieu of ad valorem real estate taxes through the end of the term of the ground lease. We reviewed the terms of the ground lease and GPLET agreement and concluded that the terms of the ground lease are favorable to us compared with a comparable market ground lease. Accordingly, we allocated $20.0 million of the total acquisition cost to a favorable ground lease asset that will be amortized over the remaining term of the ground lease, including all extension options.

We assumed an agreement previously made with the lessee of the subsurface parking facility under the hotel, which requires us to pay 50% of the lessee's lease payments to the landlord—the City of Phoenix. The agreement is coterminous with the underlying subsurface ground lease, which expires in 2085, including all extension options. We reviewed the terms of the parking agreement and concluded that the terms are unfavorable to us compared with a typical market parking agreement. Accordingly, we allocated $4.6 million of the total acquisition cost to an unfavorable agreement liability that will be amortized over the remaining term of the parking agreement, including all extension options.

On December 12, 2018, we acquired the 142-room Cavallo Point for a total contractual purchase price of $152 million. The acquisition was funded through a combination of corporate cash, proceeds from the new $50 million unsecured term loan and the issuance of OP units. The acquisition is accounted for as an acquisition of assets; accordingly, our direct acquisition costs were capitalized.

Cavallo Point is subject to a long-term ground lease agreement with the United States National Park Service that expires in 2066. Refer to Note 13 for additional information about this lease. We reviewed the terms of the ground lease and concluded that the terms of the ground lease are favorable to us compared with a comparable market ground lease. Accordingly, we allocated $17.9 million of the total acquisition cost to a favorable ground lease asset that will be amortized over the remaining term of the ground lease.

2017 Acquisitions (Accounted for as Business Combinations)

On February 28, 2017, we acquired the 88-room L'Auberge de Sedona and the 70-room Orchards Inn Sedona, each located in Sedona, Arizona, for a total contractual purchase price of $97 million. The acquisition was funded with corporate cash.

We lease the buildings and sublease the underlying land containing 28 of the 70 rooms at the Orchards Inn Sedona, which expires in 2070, including all extension options. We reviewed the terms of the annex sublease in conjunction with the hotel acquisition accounting and concluded that the terms are favorable to us compared with a comparable market lease. As a result, we recorded a $9.1 million favorable lease asset that will be amortized through 2070.

Acquired properties are included in our results of operations from the date of acquisition. The following pro forma financial information for the years ended December 31, 2017, and 2016, present our results of operations (in thousands, except per share data) as if the hotels acquired in 2017 and accounted for a business combinations were acquired on January 1, 2016. The hotels acquired in 2018 are accounted for as asset acquisitions and are not included in the information presented below. The pro forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Year Ended December 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues	$873,427	$924,806
Net income	$91,602	$118,232
Earnings per share:
Net income per share available to common stockholders—basic	$0.46	$0.59
Net income per share available to common stockholders—diluted	$0.45	$0.59

For the years ended December 31, 2018 and 2017, our consolidated statements of operations includes $34.7 million and $29.3 million of revenues, respectively, and $6.9 million and $5.9 million of net income, respectively, related to the operations of the hotels acquired in 2017 under business combination accounting.

The following table summarizes the assets acquired and liabilities assumed in our 2017 and 2018 acquisitions (in thousands):

	Cavallo Point	Landing Resort & Spa	Hotel Palomar Phoenix	L'Auberge de Sedona	Orchards Inn Sedona
Land	$—	$14,816	$—	$39,384	$9,726
Building and improvements	123,100	24,351	59,703	22,204	10,180
Furniture, fixtures and equipment	10,470	3,346	5,207	4,376	1,982
Construction in progress	1,734	—	—	—	—
Total fixed assets	135,304	42,513	64,910	65,964	21,888
Favorable lease asset	17,907	—	20,012	—	9,065
Unfavorable lease liability	—	—	(4,644)	—	—
New Market Tax Credit loan assumption	—	—	(2,943)	—	—
Other assets and liabilities, net	(5,083)	(658)	497	(2,710)	(412)
Total	$148,128	$41,855	$77,832	$63,254	$30,541

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

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current - Federal	$66	$622	$—
State	984	1,221	1,297
Foreign	460	662	697
	1,510	2,505	1,994
Deferred - Federal	1,857	6,432	9,779
State	178	425	1,324
Foreign	(444)	845	(698)
	1,591	7,702	10,405
Income tax provision	$3,101	$10,207	$12,399

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Statutory federal tax provision (1)	$19,089	$35,729	$44,518
Tax impact of REIT election	(14,439)	(22,277)	(31,101)
State income tax provision, net of federal tax benefit	705	1,652	1,703
Foreign income tax benefit	(2,927)	(430)	(3,080)
Tax reform impact on U.S. taxes	—	(2,143)	—
Tax reform impact on foreign taxes	—	(2,076)	—
Other	673	(248)	359
Income tax provision	$3,101	$10,207	$12,399
_____________________________

(1)	Beginning January 1, 2018, the U.S. federal income tax rate decreased from 35% to 21%.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"). Among other changes to the U.S. tax code, the Tax Act reduces the U.S. federal corporate income tax rate to 21%, and requires companies to pay a one-time transition tax on certain unrepatriated earnings (where applicable) of foreign subsidiaries with an election option to defer the transition tax over eight years. Accordingly, our federal net deferred tax liabilities as of December 31, 2017 have been remeasured using a U.S. federal income tax rate of 21% that is effective beginning on January 1, 2018, to reflect the effects of the enacted changes in tax rates at the date of enactment based on the applicable enacted tax rate when the temporary differences and carryforwards are expected to reverse. The impact of this remeasurement is a decrease to net deferred tax liabilities and a decrease to the deferred income tax provision in 2017 of approximately $4.2 million. Additionally, we elected to defer the transition tax inclusion of approximately $17.8 million into REIT taxable income related to the deemed mandatory repatriation of foreign earnings and profits of the Frenchman's Reef & Morning Star Beach Resort (located in the U.S. Virgin Islands) over the eight-year period allowed under the Tax Act. The transition tax increased our 2017 REIT taxable income in 2017 by approximately $1.5 million. The remaining deferred transition tax inclusion was included in our 2018 REIT taxable income.

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.4 million of franchise taxes during each of the years ended December 31, 2018, 2017 and 2016, which are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2018	2017
Federal
Net operating loss carryforwards	$1,983	$3,099
Deferred income related to key money	2,465	2,549
Alternative minimum tax credit carryforwards	103	169
Other	326	355
Depreciation and amortization	(9,188)	(8,889)
Federal - Deferred tax (liabilities) assets, net	$(4,311)	$(2,717)

State
Net operating loss carryforwards	$2,975	$3,126
Deferred income related to key money	780	801
Alternative minimum tax credit carryforwards	80	81
Other	103	111
Depreciation and amortization	(2,906)	(2,803)
Less: Valuation allowance	(700)	(400)
State - Deferred tax assets, net	$332	$916

Foreign (USVI)
Deferred income related to key money	$—	$95
Depreciation and amortization	(255)	(796)
Other	—	1
Land basis recorded in purchase accounting	(2,617)	(2,617)
Foreign - Deferred tax liabilities, net	$(2,872)	$(3,317)

As of December 31, 2018, we had deferred tax assets of $5.0 million consisting of federal and state net operating loss carryforwards. The federal loss carryforwards of $2.0 million generally expire in 2029 through 2034 if not utilized by then. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax asset related to federal loss carryforwards prior to their expiration and have determined that no valuation allowance is required. The state loss carryforwards of $3.0 million generally expire in 2020 through 2034 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. As of December 31, 2018, we have a $0.7 million valuation allowance on the deferred tax asset related to the Illinois state loss carryforward. The remaining deferred tax assets of $3.9 million are expected to be recovered against reversing existing taxable temporary differences.

The Frenchman's Reef & Morning Star Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands ("USVI") income taxes. We are party to a tax agreement with the USVI that reduces the income tax rate to approximately 7%. This agreement expires in February 2030.

12. Relationships with Managers and Franchisors

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

The following is a summary of management fees for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Base management fees	$20,467	$22,265	$24,480
Incentive management fees	5,805	6,259	7,810
Amortization of deferred income related to key money	(2,398)	(4,840)	(432)
Amortization of unfavorable contract liabilities	(1,715)	(1,715)	(1,715)
Total management fees, net	$22,159	$21,969	$30,143

Nine of our hotels earned incentive management fees for the year ended December 31, 2018. Ten of our hotels earned incentive management fees for the year ended December 31, 2017. Nine of our hotels earned incentive management fees for the year ended December 31, 2016.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

Key Money

Our managers and franchisors have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations. We amortized $2.6 million of key money during the year ended December 31, 2018, $5.8 million during the year ended December 31, 2017, and $2.9 million during the year ended December 31, 2016.

In connection with a change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization in 2017 of key money provided to us by the previous hotel manager. In connection with the termination of the management agreement for Frenchman's Reef, we accelerated the amortization of key money received from the hotel manager from the date of our notice of termination in 2017 through the effective termination date of February 20, 2018. We recognized an additional $2.6 million of amortization of key money during the year ended December 31, 2017 in connection with this acceleration. The remaining $2.2 million was amortized during the first quarter of 2018.

During 2015, Starwood provided us with $3.0 million of key money in connection with our renovation associated with the brand conversion of the hotel formerly known as the Conrad Chicago to The Gwen, a Luxury Collection Hotel. The key money was amortized against franchise fees over the period of the renovation—January 2016 through April 2017.

Franchise Agreements

We have franchise agreements for 13 of our hotels. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room sales, and, under certain agreements, a percentage based on gross food and beverage sales. Further, we pay certain other fees for marketing and reservation services.

The following is a summary of franchise fees for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Franchise fees	$26,348	$24,890	$24,237
Amortization of deferred income related to key money	(170)	(920)	(2,420)
Total franchise fees, net	$26,178	$23,970	$21,817

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

Other Matters

In February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and has developed and executed a plan aimed to improve guest satisfaction scores. Though the guest satisfaction scores have improved, the Company remains in default under the franchise agreement. While the franchisor has reserved all of its rights under the franchise agreement, no action to terminate the franchise agreement has been taken by the franchisor and no accrual was recorded as of December 31, 2018 or 2017.
If the Company is not successful in resolving the matter, the franchisor may seek to terminate the franchise agreement and assert a claim it is owed a termination fee, including a payment for liquidated damages, which could result in a material adverse effect on the Company's business, financial condition or results of operation.
Restricted Cash

As of December 31, 2018 and 2017, we had $47.7 million and $40.2 million, respectively, of restricted cash, which consists of reserves for replacement of furniture and fixtures generally held by our hotel managers and cash held in escrow pursuant to lender requirements.
Ground Leases

Seven of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel:

•	The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•	The Courtyard Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•
The Salt Lake City Marriott Downtown is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the adjacent City Creek Project. We own a 21% interest in the land under the hotel. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of renewal options. The term of the ground lease covering the extension into the City Creek Project was amended during 2017 to run coterminously with the term of the ground lease covering the land under the hotel. As such, the term now runs through 2056, inclusive of renewal options.

•	The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•
The Shorebreak Hotel is subject to a ground lease that runs until 2100, inclusive of two renewal options of 25 years each and one 24-year renewal option. We own a 95.5% undivided interest in the land underlying the hotel and lease the remaining 4.5% under the ground lease.

•	The Hotel Palomar Phoenix is subject to a ground lease that runs until 2085, inclusive of three renewal options of five years each.

•	Cavallo Point is subject to a ground lease with the United States National Park Service that runs until 2066. There are no renewal options.

A portion of the parking garage relating to the Renaissance Worthington is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of three 15-year renewal options. The remainder of the land on which the parking garage is constructed is owned by us in fee simple.

A portion of the JW Marriott Denver at Cherry Creek is subject to a ground lease that covers approximately 5,500 square feet. The term of the ground lease runs through December 2030, inclusive of two 5-year renewal options. The lease may be indefinitely extended thereafter in one-year increments. The remainder of the land on which the hotel is constructed is owned by us in fee simple.

We lease the buildings and sublease the underlying land containing 28 of the 70 rooms at the Orchards Inn Sedona, which expires in 2070, including all extension options. The remainder of the land underlying the hotel is owned by us in fee simple.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard Manhattan/Fifth Avenue, Westin Boston Waterfront Hotel, Salt Lake City Marriott Downtown, and Cavallo Point ground leases). Most of our ground leases require us to make payments for all charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

Ground rent expense was $11.6 million, $10.2 million and $12.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash paid for ground rent was $4.7 million, $4.1 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Bethesda Marriott Suites	Through 4/2087	$781,366 (2)
Courtyard Manhattan/Fifth Avenue (3)	10/2007 - 9/2017	$906,000
	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2085	$4,321,336
Salt Lake City Marriott Downtown (Ground lease for hotel) (4)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott Downtown (Ground lease for extension)	1/2013 - 12/2016	$11,305
	1/2017 - 12/2017	$13,000
	1/2018 - 12/2056 (5)	$13,500
Westin Boston Waterfront Hotel (6) (Base rent)	1/2016 - 12/2020	$750,000
	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Waterfront Hotel (Percentage rent)	Through 5/2015	0% of annual gross revenue
	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
JW Marriott Denver at Cherry Creek	1/2015 - 12/2020	$50,000
	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (7)	$60,000
Shorebreak Hotel	Through 4/2016	$115,542
	5/2016 - 4/2021 (8)	$126,649
Orchards Inn Sedona	Through 6/2018	$117,780
	7/2018 - 12/2070	$121,078 (9)
Hotel Palomar Phoenix (Base Rent)	Through 3/2020	$16,875
	4/2020 - 3/2021	$33,750
	4/2021 - 3/2085	$34,594 (10)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (11)	1/2022 - 12/2023	$390,000
	1/2024 - 12/2033	$312,000
	1/2034 - 12/2043	$234,000
	1/2044 - 12/2053	$156,000
	1/2054 - 12/2063	$78,000
	1/2064 - 3/2085	$—
Cavallo Point (Base Rent)	Through 12/2018	$1
	1/2019 - 12/2066	$67,034 (12)
Cavallo Point (13) (Percentage Rent)	Through 12/2018	1.0% of adjusted gross revenue over threshold
	1/2019 - 12/2023	2.0% of adjusted gross revenue over threshold
	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (14) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold

Property	Term (1)	Annual Rent
Renaissance Worthington garage ground lease	8/2013 - 7/2022	$40,400
	8/2022 - 7/2037	$46,081
	8/2037 - 7/2052	$51,763
	8/2052 - 7/2067	$57,444
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2018. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2018.

(4)	We own a 21% interest in the land underlying the hotel and, as a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(5)	Rent will increase from the prior year's rent based on a Consumer Price Index calculation on each January 1, beginning January 1, 2019 and through the end of the lease.

(6)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(7)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(8)	Rent will increase on May 1, 2021 and every five years thereafter based on a Consumer Price Index calculation.

(9)	Represents rent from July 2018 through June 2019. On July 1, 2018, rent increased based on a Consumer Price Index calculation, and will continue to do so annually through the end of the lease.

(10)	Represents rent from April 2021 through March 2022. Rent increases annually each April by 2.5%.

(11)	As lessee of government property, the hotel is subject to a Government Property Lease Excise Tax ("GPLET") under Arizona state statute with payments beginning in 2022.

(12)	Base rent increases in January 2019 and resets every five years based on the average of the previous three years of adjusted gross revenues, as defined in the ground lease, multiplied by 75%.

(13)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(14)
Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $40 million in 2018, $42 million in 2019, and $42 million plus an annual increase based on a Consumer Price Index calculation for 2020 and every year thereafter through the end of the lease term.

Future minimum annual rental commitments under all non-cancelable operating leases as of December 31, 2018 are as follows (in thousands):

2019	$5,232
2020	4,866
2021	6,132
2022	5,122
2023	5,096
Thereafter	636,770
$663,218

14. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2018 and 2017, in thousands, are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$977,966	$960,447	$937,792	$942,529
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our mortgage debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our mortgage debt by discounting the future cash flows of each instrument at estimated market rates. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

15.  Quarterly Operating Results (Unaudited)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$181,530	$237,949	$220,818	$223,407
Total operating expenses	168,011	200,012	176,589	189,031
Operating income	$13,519	$37,937	$44,229	$34,376
Net income	$4,338	$28,009	$31,443	$24,006
Net income attributable to common stockholders	$4,338	$28,009	$31,443	$23,994
Net income per share available to common stockholders—basic	$0.02	$0.14	$0.15	$0.12
Net income per share available to common stockholders—diluted	$0.02	$0.14	$0.15	$0.12

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$196,210	$243,272	$223,486	$207,037
Total operating expenses	176,914	192,621	189,168	171,519
Operating income	$19,296	$50,651	$34,318	$35,518
Net income	$8,887	$36,595	$21,623	$24,772
Net income attributable to common stockholders	$8,887	$36,595	$21,623	$24,772
Net income per share available to common stockholders—basic	$0.04	$0.18	$0.11	$0.12
Net income per share available to common stockholders—diluted	$0.04	$0.18	$0.11	$0.12

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2018 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$2,534	$3,623	$36,037	$39,660	$(11,696)	$27,964	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	5,345	—	51,001	51,001	(16,740)	34,261	2004	40 Years
Boston Westin Waterfront	(194,466)	—	273,696	26,091	—	299,787	299,787	(88,210)	211,577	2007	40 Years
Cavallo Point	—	—	123,100	—	—	123,100	123,100	(308)	122,792	2018	40 Years
Chicago Marriott Downtown	—	36,900	347,921	93,281	36,900	441,202	478,102	(121,187)	356,915	2006	40 Years
The Gwen Chicago	—	31,650	76,961	22,243	31,650	99,204	130,854	(25,029)	105,825	2006	40 Years
Courtyard Denver	—	9,400	36,180	2,978	9,400	39,158	48,558	(7,003)	41,555	2011	40 Years
Courtyard Manhattan/Fifth Avenue	—	—	34,685	4,485	—	39,170	39,170	(13,359)	25,811	2004	40 Years
Courtyard Manhattan/Midtown East	(82,620)	16,500	54,812	5,199	16,500	60,011	76,511	(20,284)	56,227	2004	40 Years
Frenchman's Reef & Morning Star Beach Resort	—	17,713	50,697	17,949	17,713	68,646	86,359	(15,230)	71,129	2005	40 Years
Havana Cabana Key West	—	32,888	13,371	5,513	32,888	18,884	51,772	(1,491)	50,281	2014	40 Years
Hilton Boston Downtown	—	23,262	128,628	12,877	23,262	141,505	164,767	(22,112)	142,655	2012	40 Years
Hilton Burlington	—	9,197	40,644	2,006	9,197	42,650	51,847	(6,954)	44,893	2012	40 Years
Hilton Garden Inn/New York Times Square Central	—	60,300	88,896	472	60,300	89,368	149,668	(9,702)	139,966	2014	40 Years
Hotel Emblem	—	7,856	21,085	(36)	7,856	21,049	28,905	(3,231)	25,674	2012	40 Years
Hotel Palomar Phoenix	(2,943)	—	59,703	(171)	—	59,532	59,532	(1,281)	58,251	2018	40 Years
JW Marriott Denver	(62,411)	9,200	63,183	1,488	9,200	64,671	73,871	(12,250)	61,621	2011	40 Years
The Landing at Lake Tahoe	—	14,816	24,351	(241)	14,816	24,110	38,926	(531)	38,395	2018	40 Years
L'Auberge de Sedona	—	39,384	22,204	293	39,384	22,497	61,881	(1,592)	60,289	2017	40 Years
Lexington Hotel New York	—	92,000	229,368	22,796	92,000	252,164	344,164	(45,686)	298,478	2011	40 Years
Orchards Inn Sedona	—	9,726	10,180	102	9,726	10,282	20,008	(511)	19,497	2017	40 Years
Renaissance Charleston	—	5,900	32,511	5,208	5,900	37,719	43,619	(7,135)	36,484	2010	40 Years
Renaissance Worthington	(82,540)	15,500	63,428	18,037	15,500	81,465	96,965	(23,086)	73,879	2005	40 Years
Salt Lake City Marriott Downtown	(55,032)	—	45,815	5,701	855	50,661	51,516	(16,944)	34,572	2004	40 Years
Sheraton Suites Key West	—	49,592	42,958	742	49,592	43,700	93,292	(3,996)	89,296	2015	40 Years
Shorebreak Hotel	—	19,908	37,525	3,332	19,908	40,857	60,765	(3,847)	56,918	2015	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(27,633)	3,951	22,720	8,601	3,951	31,321	35,272	(12,233)	23,039	2004	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	17,335	5,800	69,798	75,598	(18,695)	56,903	2005	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	8,767	54,293	91,994	146,287	(8,929)	137,358	2014	40 Years
Westin San Diego	(63,385)	22,902	95,617	9,123	22,902	104,740	127,642	(16,454)	111,188	2012	40 Years
Westin Washington, D.C City Center	(62,734)	24,579	122,229	11,802	24,579	134,031	158,610	(21,162)	137,448	2012	40 Years
Total	$(633,764)	$616,840	$2,377,317	$313,852	$617,695	$2,690,314	$3,308,009	$(556,868)	$2,751,141

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Balance at December 31, 2015	$3,125,051
Additions:
Acquisitions	—
Capital expenditures	61,823
Deductions:
Dispositions and other	(269,240)
Balance at December 31, 2016	2,917,634
Additions:
Acquisitions	81,494
Capital expenditures	$68,573
Deductions:
Dispositions and other	(42,612)
Balance at December 31, 2017	3,025,089
Additions:
Acquisitions	221,970
Capital expenditures	60,950
Deductions:
Dispositions and other	—
Balance at December 31, 2018	$3,308,009

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Balance at December 31, 2015	$419,309
Depreciation and amortization	65,490
Dispositions and other	(42,847)
Balance at December 31, 2016	441,952
Depreciation and amortization	60,023
Dispositions and other	(9,104)
Balance at December 31, 2017	492,871
Depreciation and amortization	63,997
Dispositions and other	—
Balance at December 31, 2018	$556,868

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $3,151,650 as of December 31, 2018.