Form 10-Q
period 2019-03-31
DiamondRock Hospitality Co
filed 2019-05-09
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DRH	New York Stock Exchange
The registrant had 201,448,479 shares of its $0.01 par value common stock outstanding as of May 9, 2019.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Property and equipment, net	$2,942,350	$2,944,617
Right-of-use assets	99,316	—
Favorable lease assets, net	—	63,945
Restricted cash	46,855	47,735
Due from hotel managers	99,959	86,914
Prepaid and other assets	15,880	10,506
Cash and cash equivalents	36,523	43,863
Total assets	$3,240,883	$3,197,580
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$626,553	$629,747
Term loans, net of unamortized debt issuance costs	348,354	348,219
Senior unsecured credit facility	60,000	—
Total debt	1,034,907	977,966

Deferred income related to key money, net	11,640	11,739
Unfavorable contract liabilities, net	69,231	73,151
Deferred rent	48,539	93,719
Due to hotel managers	78,373	72,678
Distributions declared and unpaid	25,734	26,339
Lease liabilities	101,801	—
Accounts payable and accrued expenses	40,716	51,395
Total liabilities	1,410,941	1,306,987
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 201,448,479 and 204,536,485 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,015	2,045
Additional paid-in capital	2,097,691	2,126,472
Accumulated deficit	(277,444)	(245,620)
Total stockholders’ equity	1,822,262	1,882,897
Noncontrolling interests	7,680	7,696
Total equity	1,829,942	1,890,593
Total liabilities and equity	$3,240,883	$3,197,580

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2019	2018
Revenues:
Rooms	$136,653	$128,978
Food and beverage	50,465	40,792
Other	15,257	11,760
Total revenues	202,375	181,530
Operating Expenses:
Rooms	38,819	35,600
Food and beverage	33,150	27,454
Management fees	5,340	2,833
Franchise fees	5,859	5,903
Other hotel expenses	75,479	67,560
Depreciation and amortization	28,996	24,902
Corporate expenses	7,064	9,786
Business interruption insurance income	(8,822)	(6,027)
Total operating expenses, net	185,885	168,011
Interest and other income, net	(303)	(511)
Interest expense	11,662	9,877
Total other expenses, net	11,359	9,366
Income before income taxes	5,131	4,153
Income tax benefit	3,849	185
Net income	8,980	4,338
Less: Net income attributable to noncontrolling interests	(35)	—
Net income attributable to common stockholders	$8,945	$4,338
Earnings per share:
Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.04	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Dividends and distributions ($0.125 per common share/unit)	—	—	113	(25,483)	(25,370)	(134)	(25,504)
Share-based compensation	55,916	1	1,073	—	1,074	83	1,157
Common stock repurchased and retired	(3,143,922)	(31)	(29,967)	—	(29,998)	—	(29,998)
Net income	—	—	—	8,945	8,945	35	8,980
Balance at March 31, 2019	201,448,479	$2,015	$2,097,691	$(277,444)	$1,822,262	$7,680	$1,829,942

Balance at December 31, 2017	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645	$—	$1,833,645
Distributions on common stock/units ($0.125 per share/unit)	—	—	111	(25,370)	(25,259)	—	(25,259)
Share-based compensation	25,309	—	2,279	—	2,279	—	2,279
Sale of common stock	230,719	3	2,743	—	2,746	—	2,746
Net income	—	—	—	4,338	4,338	—	4,338
Balance at March 31, 2018	200,562,761	$2,006	$2,066,584	$(250,841)	$1,817,749	$—	$1,817,749

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$8,980	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,996	24,902
Corporate asset depreciation as corporate expenses	55	52
Non-cash lease expense and other amortization	1,715	1,057
Non-cash interest rate swap fair value adjustment	572	—
Amortization of debt issuance costs	482	461
Amortization of deferred income related to key money	(99)	(2,271)
Stock-based compensation	1,454	2,458
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,445)	13,937
Due to/from hotel managers	(6,850)	(5,888)
Accounts payable and accrued expenses	(7,998)	(5,441)
Net cash provided by operating activities	21,862	33,605
Cash flows from investing activities:
Capital expenditures for operating hotels	(21,081)	(25,823)
Capital expenditures for Frenchman's Reef	(9,208)	—
Hotel acquisitions	—	(119,049)
Proceeds from property insurance	—	21,219
Net used in investing activities	(30,289)	(123,653)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,389)	(3,442)
Proceeds from sale of common stock, net	—	2,746
Draws on senior unsecured credit facility	60,000	65,000
Repayments of senior unsecured credit facility	—	(65,000)
Distributions to common stock and units	(26,110)	(25,362)
Repurchase of common stock	(29,998)	—
Shares redeemed to satisfy tax withholdings on vested share based compensation	(296)	(180)
Net cash provided by (used in) financing activities	207	(26,238)
Net decrease in cash, cash equivalents, and restricted cash	(8,220)	(116,286)
Cash, cash equivalents, and restricted cash at beginning of period	91,598	223,773
Cash, cash equivalents, and restricted cash at end of period	$83,378	$107,487

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2019	2018
Cash paid for interest	$10,122	$9,158
Cash paid for income taxes	$20	$86
Capitalized interest	$152	$—
Non-cash cumulative effect of ASC 842 accounting standard adoption	$15,286	$—
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions	$25,734	$25,605
Loan assumed in hotel acquisition	$—	$2,943

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$36,523	$43,863
Restricted cash (1)	46,855	47,735
Total cash, cash equivalents, and restricted cash	$83,378	$91,598
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of March 31, 2019, we owned 31 hotels with 10,093 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of March 31, 2019, the Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.6% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.4% of the common OP units are held by third parties. See Note 5 for additional disclosures related to common OP units.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2019, the results of our operations for the three months ended March 31, 2019 and 2018, the statements of equity for the three months ended March 31, 2019 and 2018, and the cash flows for the three months ended March 31, 2019 and 2018. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed on February 26, 2019.

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

Property and Equipment

Investment purchases of hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets are generally accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

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

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of common OP units. No adjustment is made for shares that are anti-dilutive during a period.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our taxable REIT subsidiary (“TRS”) except for Frenchman’s Reef, which is owned by a Virgin Islands corporation that we have elected to be treated as a TRS, and Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), which is leased to a wholly owned subsidiary of the Company that we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of March 31, 2019 and December 31, 2018.

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

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. We have not elected hedge accounting treatment for the changes in the fair value of derivatives. Changes in the fair value of derivatives are recorded each period in the consolidated statements of operations.

Noncontrolling Interests

The noncontrolling interest is the portion of equity in our operating partnership not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from our less-than-wholly-owned operating partnership are reported within the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

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

Leases

We determine if an arrangement is a lease or contains an embedded lease at inception. For agreements with both lease and nonlease components (e.g., common-area maintenance costs), we do not separate the nonlease components from the lease components, but account for these components as one. We determine the lease classification (operating or finance) at lease inception.

Right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. The discount rate used to determine the present value of the lease payments is our incremental borrowing rate as of the lease commencement date, as the implicit rate is not readily determinable. The right-of-use assets also include any initial direct costs and any lease payments made at or before the commencement date, and is reduced for any unrestricted incentives received at or before the commencement date.

Options to extend or terminate the lease are included in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Variable payments that are based on an index or a rate are included in the recognition of our right-of-use assets and lease liabilities using the index or rate at lease commencement; however, changes to these lease payments due to rate or index updates are recorded as rent expense in the period incurred. Contingent rentals based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and right-of-use asset but will be recognized as variable lease expense when they are incurred. Leases that contain provisions that increase the fixed minimum lease payments based on previously incurred variable lease payments related to performance will be remeasured, as these payments now represent an increase in the fixed minimum payments for the remainder of the lease term. However, leases with provisions that increase minimum lease payments based on changes in a reference index or rate (e.g. Consumer Price Index) will not be remeasured as such changes do not constitute a resolution of a contingency.

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

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes, as well as from the 2017 wildfires in Northern California that impacted the Lodge at Sonoma. In July 2018, the Company settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Frenchman's Reef insurance claim is ongoing. We received $5.0 million and $40.0 million of insurance proceeds during the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes the business interruption insurance income by impacted hotel (in thousands):

	Three Months Ended March 31,
	2019	2018
Frenchman's Reef	$8,822	$5,285
Havana Cabana Key West	—	212
The Lodge at Sonoma	—	530
Total	$8,822	$6,027

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018. We adopted ASU No. 2016-02, along with its related clarifications and amendments (collectively, “ASC 842”), on January 1, 2019. Our consolidated financial statements as of March 31, 2019, and for the three months then ended, are presented in accordance with ASC 842. The primary impact of the new standard is to the treatment of our ground leases, which represent the majority of all of our operating lease payments. Upon adoption, our right-of-use assets were adjusted for deferred rent and favorable and unfavorable lease intangible amounts included on our balance sheet as of December 31, 2018. On January 1, 2019, we recognized lease liabilities totaling $101.2 million and right-of-use assets totaling $99.6 million.

We adopted ASC 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized in accumulated deficit on the adoption date and prior periods were not restated. The adoption of the standard did not have a material impact to our results of operations, cash flows, or liquidity. On adoption of the standard, we elected all available practical expedients provided for in ASC 842, including: (i) no reassessment of whether any expired or existing contracts were or contained leases; (ii) no reassessment of the lease classification for any expired or existing leases; (iii) no reassessment of initial direct costs for any existing leases; and (iv) use of hindsight in determining the lease term and in assessing the likelihood that a purchase option will be exercised. The practical expedients were consistently applied to all existing leases as of January 1, 2019. We also elected an accounting policy to account for leases with an initial term of 12 months or less using existing guidance for operating leases. For lease agreements in which we are the lessor, we have analyzed the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues. Room revenues, which constitute the majority of our revenues, are considered short-term leases. We also earn revenues from retail leases at our hotel properties, which are included in other revenue.

3.	Property and Equipment

Property and equipment as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$617,695	$617,695
Land improvements	7,994	7,994
Buildings and site improvements	2,698,771	2,682,320
Furniture, fixtures and equipment	502,265	491,421
Construction in progress	38,112	38,623
	3,864,837	3,838,053
Less: accumulated depreciation	(922,487)	(893,436)
	$2,942,350	$2,944,617

As of March 31, 2019 and December 31, 2018, we had accrued capital expenditures of $9.4 million and $12.4 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under nine of our hotels and one parking garage. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 67 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statement of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$2,751
Variable lease payments	$337
Cash paid for amounts included in the measurement of operating lease liabilities	$788

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$2,455
2020	3,320
2021	4,805
2022	3,940
2023	3,997
Thereafter	763,074
Total lease payments	781,591
Less imputed interest	(679,790)
Total lease liabilities	$101,801

The future minimum annual rental commitments under all noncancelable operating leases in effect as of December 31, 2018, as determined prior to the adoption of ASC 842 and its related practical expedients, are as follows (in thousands):

Year Ending December 31,	As of December 31, 2018
2019	$5,232
2020	4,866
2021	6,132
2022	5,122
2023	5,096
Thereafter	636,770
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

We have an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We did not sell any shares of common stock during the three months ended March 31, 2019, and the full amount remains available under the Current ATM Program.

Our board of directors has approved a $250 million share repurchase program authorizing us to repurchase shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2019, we repurchased 3,143,922 shares of our common stock at an average price of $9.52 per share for a total purchase price of $30.0 million. We retired all repurchased shares on their respective settlement dates. As of May 9, 2019, we have $187.8 million of authorized capacity remaining under our share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

Operating Partnership Units

In connection with the acquisition of Cavallo Point in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, at $11.76 per unit. Each common OP unit is redeemable at the option of the holder beginning December 12, 2019. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of March 31, 2019, there were 796,684 common OP units held by unaffiliated third parties.

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan (as defined below) for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 6 for additional disclosures related to LTIP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of operating partnership units during 2019 as follows:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 1,203,677 shares as of March 31, 2019. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards, as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2019 to March 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	641,844	$10.25
Granted	73,240	10.65
Vested	(300,575)	10.07
Unvested balance at March 31, 2019	414,509	$10.41

The remaining share awards are expected to vest as follows: 9,542 shares during 2019, 239,781 shares during 2020, 140,772 shares during 2021, and 24,414 during 2022. As of March 31, 2019, the unrecognized compensation cost related to restricted stock awards was $4.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. We recorded $0.7 million and $1.3 million of compensation expense related to restricted stock awards for the three months ended March 31, 2019 and 2018, respectively. The compensation expense for the three months ended March 31,

2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For 75% of the PSUs issued in 2016 and vesting in 2019, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The remaining 25% of PSUs issued in 2016 and vesting in 2019 is determined based on achieving improvement in market share for each of our hotels over the three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized and universally accepted benchmarking service for the hospitality industry.

For the PSUs issued in 2017, 2018, and 2019, and vesting in 2020, 2021, and 2022, respectively, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period applies to 50% of the number of PSUs to be earned in the performance period. The remaining 50% is determined based on the achievement of improvement in market share for each of our hotels over the three-year performance period. For the PSUs tied to relative stockholder return issued in 2018 and 2019, the number of PSUs to be earned is limited to target if the Company's total stockholder return is negative for the performance period.

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

On March 1, 2019, our board of directors granted 296,050 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $9.68 using the assumptions of volatility of 24.3% and a risk-free rate of 2.54%. The grant date fair value of the portion of the PSUs based on hotel market share was $10.65, the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2019 to March 31, 2019 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	781,923	$11.19
Granted	296,050	10.14
Additional units from dividends	10,801	9.05
Vested (1)	(251,375)	8.80
Unvested balance at March 31, 2019	837,399	$10.28
______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2019 was equal to 74.33% of the PSU Target Award.

The remaining unvested PSUs are expected to vest as follows: 234,414 units during 2020, 306,935 units during 2021 and 296,050 units during 2022. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2019, the unrecognized compensation cost related to the PSUs was $6.7 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $0.6 million and $1.1 million, respectively, of compensation expense related to the PSUs for the three months ended March 31, 2019, and 2018. The compensation expense for the three months ended March 31, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer.

LTIP Units

During the three months ended March 31, 2019, instead of granting restricted stock for the time-based portion of the annual long-term incentive award, we granted LTIP units to our executive officers. LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while allowing them to enjoy a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.
During the three months ended March 31, 2019, we granted 281,925 LTIP units to executive officers. These granted LTIP units had a weighted-average grant date fair value of $10.65 per unit. There are currently no vested LTIP units outstanding. The LTIP units are expected to vest ratably in 2020, 2021, and 2022. As of March 31, 2019, the unrecognized compensation cost related to LTIP unit awards was $2.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 35 months. We recorded $0.1 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2019. We did not record any compensation expense related to LTIP unit awards during 2018.

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

Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested share-based compensation (participating securities) have been excluded, as applicable, from net income or loss available to common stockholders used in the basic and diluted earnings per share calculations.

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common stockholders	$8,945	$4,338
Dividends declared on unvested share-based compensation	(35)	—
Net income available to common stockholders	$8,910	$4,338
Denominator:
Weighted-average number of common shares outstanding—basic	202,817,124	201,145,014
Effect of dilutive securities:
Unvested restricted common stock	49,761	294,613
Shares related to unvested PSUs	670,944	336,205
Weighted-average number of common shares outstanding—diluted	203,537,829	201,775,832
Earnings per share:
Net income per share available to common stockholders—basic	$0.04	$0.02
Diluted earnings per share available to common stockholders—diluted	$0.04	$0.02

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2019 and December 31, 2018 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$54,733	$55,032
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	62,188	62,734
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	27,517	27,633
Westin San Diego mortgage loan	3.94%	April 2023	62,999	63,385
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	82,236	82,620
Renaissance Worthington mortgage loan	3.66%	May 2025	82,126	82,540
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	62,117	62,411
Boston Westin mortgage loan	4.36%	November 2025	193,517	194,466
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(3,823)	(4,017)
Total mortgage and other debt, net of unamortized debt issuance costs			626,553	629,747

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	200,000	200,000
Unsecured term loan	LIBOR + 1.45% (3)	October 2023	50,000	50,000
Unamortized debt issuance costs			(1,646)	(1,781)
Unsecured term loans, net of unamortized debt issuance costs			348,354	348,219

Senior unsecured credit facility	LIBOR + 1.50% (4)	May 2020 (5)	60,000	—

Total debt, net of unamortized debt issuance costs			$1,034,907	$977,966
Weighted-Average Interest Rate	4.13%
_______________________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix in March 2018.

(2)	The interest rate at March 31, 2019 was 3.94%.

(3)	The interest rate at March 31, 2019 was 3.86%. We entered into an interest rate swap agreement in January 2019 to fix LIBOR at 2.41% through October 2023.

(4)	The interest rate at March 31, 2019 was 3.99%.

(5)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2019, eight of our 31 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of March 31, 2019, we were in compliance with the financial covenants of our mortgage debt.

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2019
Maximum leverage ratio (1)	60%	29.1%
Minimum fixed charge coverage ratio (2)	1.50x	4.13x
Minimum tangible net worth (3)	$1.98 billion	$2.75 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	18.6%
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

As of March 31, 2019, we had $60.0 million in borrowings outstanding under the facility and the Company's leverage ratio was 29.1%. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $0.7 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. Subsequent to March 31, 2019, we borrowed $30.0 million under the facility.

Unsecured Term Loans

We are party to three five-year unsecured term loans. The financial covenants of the three term loans are consistent with the covenants on our senior unsecured credit facility, which are described above. The interest rate on each of the term loans is based on a pricing grid ranging from 140 to 220 basis points over LIBOR, based on the Company's leverage ratio, as follows:

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

As of March 31, 2019, the Company's leverage ratio was 29.1%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest on the term loans of $3.4 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

In January 2019, we entered into an interest rate swap agreement to fix LIBOR at 2.41% through October 2023 for the $50 million unsecured term loan.

9. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2019 and December 31, 2018, in thousands, is as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,034,907	$1,027,913	$977,966	$960,447
Interest rate swap agreements	$572	$572	$—	$—
_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety. The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe as a result of the damage caused to Frenchman's Reef by Hurricane Irma. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. Notwithstanding the litigation, the Company and its insurers continue to engage in discussions and negotiation regarding the Company's claim.

Other Matters

In February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and has developed and executed a plan aimed to improve guest satisfaction scores.

Though the guest satisfaction scores have improved, the Company remains in default under the franchise agreement. While the franchisor has reserved all of its rights under the franchise agreement, no action to terminate the franchise agreement has been taken by the franchisor and no accrual was recorded as of March 31, 2019 or 2018.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2018 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2019, we owned a portfolio of 31 premium hotels and resorts that contain 10,093 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”), is currently closed due to damage incurred from Hurricanes Irma and Maria in September 2017.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers, which are calculated based on the revenues and profitability of each hotel.

Our goal is to deliver long-term stockholder returns that exceed those generated by our peers, through a combination of dividends and enduring capital appreciation. Our strategy is to utilize disciplined capital allocation, focus on high quality lodging properties in North American urban and resort markets with superior growth prospects and high barriers-to-entry, aggressively asset manage those hotels, and employ conservative amounts of leverage.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of our total revenues for the three months ended March 31, 2019 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2019 for each of our hotels.

Property (1)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2018 RevPAR (2)
Chicago Marriott Downtown	Chicago, Illinois	1,200	51.7%	$158.35	$81.79	0.9%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	65.5%	202.24	132.39	(0.4)%
Lexington Hotel New York	New York, New York	725	80.1%	192.38	154.04	(0.5)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	59.2%	173.62	102.73	(20.6)%
Renaissance Worthington	Fort Worth, Texas	504	79.4%	188.12	149.42	(0.2)%
Westin San Diego	San Diego, California	436	77.5%	189.85	147.20	(2.2)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	95.5%	254.27	242.76	0.3%
Westin Washington, D.C. City Center	Washington, D.C.	410	77.5%	201.14	155.88	(4.9)%
Hilton Boston Downtown	Boston, Massachusetts	403	83.5%	197.84	165.25	3.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	82.4%	440.49	362.79	1.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	70.5%	177.33	124.93	2.4%
Courtyard Manhattan/Midtown East	New York, New York	321	92.0%	190.02	174.85	3.9%
The Gwen Chicago	Chicago, Illinois	311	70.4%	188.98	133.05	(0.1)%
Hilton Garden Inn Times Square Central	New York, New York	282	98.0%	181.10	177.48	0.7%
Bethesda Marriott Suites	Bethesda, Maryland	272	65.3%	172.21	112.46	22.0%
Hilton Burlington	Burlington, Vermont	258	70.7%	130.74	92.39	(2.6)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	88.2%	233.06	205.66	7.2%
JW Marriott Denver at Cherry Creek	Denver, Colorado	196	46.5%	240.96	112.09	(36.4)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	77.4%	212.18	164.30	(7.0)%
Sheraton Suites Key West	Key West, Florida	184	94.1%	310.04	291.63	5.3%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	61.5%	233.68	143.63	1.5%
Courtyard Denver Downtown	Denver, Colorado	177	73.3%	171.92	126.00	(10.2)%
Renaissance Charleston	Charleston, South Carolina	166	83.8%	236.72	198.44	1.6%
Shorebreak Hotel	Huntington Beach, California	157	75.3%	236.80	178.23	2.1%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	63.4%	437.76	277.38	5.7%
Havana Cabana Key West (3)	Key West, Florida	106	94.7%	254.41	240.94	100.0%
Hotel Emblem	San Francisco, California	96	57.5%	247.10	142.06	(10.3)%
L'Auberge de Sedona	Sedona, Arizona	88	80.4%	575.73	462.91	3.8%
The Landing Resort & Spa	South Lake Tahoe, California	77	53.0%	275.79	146.21	11.9%
Orchards Inn Sedona	Sedona, Arizona	70	73.9%	255.22	188.58	(1.7)%
TOTAL/WEIGHTED AVERAGE		9,591	73.1%	$216.45	$158.30	(0.2)%
____________________
(1) Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the three months ended March 31, 2019.
(2) The percentage change from 2018 RevPAR reflects the comparable period in 2018 to our 2019 ownership period for all our hotels.
(3) The hotel closed on September 6, 2017 due to Hurricane Irma and reopened in April 2018. Accordingly, there is no operating information for the three months ended March 31, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018	% Change
Rooms	$136.7	$129.0	6.0%
Food and beverage	50.5	40.8	23.8%
Other	15.2	11.7	29.9%
Total revenues	$202.4	$181.5	11.5%

Our total revenues increased $20.9 million from $181.5 million for the three months ended March 31, 2018 to $202.4 million for the three months ended March 31, 2019. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$2.9 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$4.5 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$9.3 million increase from Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), which was acquired on December 12, 2018.

Excluding these non-comparable amounts, our total revenues increased $3.0 million, or 1.6%.

The following are key hotel operating statistics for the three months ended March 31, 2019 and 2018. The amounts presented exclude the results from Frenchman's Reef and the Havana Cabana Key West, due to the closure of these hotels for all or a portion of the periods presented.

	Three Months Ended March 31,
	2019	2018	% Change
Occupancy %	72.9%	73.6%	(0.7)%
ADR	$215.83	$215.62	0.1%
RevPAR	$157.38	$158.72	(0.8)%

Food and beverage revenues increased $9.7 million from the three months ended March 31, 2018, which includes amounts that are not comparable quarter-over-quarter as follows:

•	$0.3 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$0.3 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$1.6 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$3.9 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding these non-comparable amounts, food and beverage revenues increased $3.6 million, or 8.8%, primarily due to an increase in banquet and audio visual revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.0 million, primarily due to an increase in resort fees and attrition and cancellation revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2019	2018	% Change
Rooms departmental expenses	$38.8	$35.6	9.0%
Food and beverage departmental expenses	33.1	27.5	20.4
Other departmental expenses	3.8	2.5	52.0
General and administrative	19.5	17.0	14.7
Utilities	5.1	5.0	2.0
Repairs and maintenance	8.5	7.8	9.0
Sales and marketing	15.5	13.9	11.5
Franchise fees	5.9	5.9	—
Base management fees	4.4	1.6	175.0
Incentive management fees	0.9	1.2	(25.0)
Property taxes	14.5	13.7	5.8
Other fixed charges	4.1	2.6	57.7
Severance costs	—	2.8	(100.0)
Uninsured costs related to natural disasters	1.4	(0.2)	800.0
Lease expense	3.1	2.5	24.0
Total hotel operating expenses	$158.6	$139.4	13.8%

Our hotel operating expenses increased $19.2 million from $139.4 million for the three months ended March 31, 2018 to $158.6 million for the three months ended March 31, 2019. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•
$3.7 million increase from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remains closed. In connection with the termination of the hotel manager of Frenchman's Reef in February 2018, we recognized $2.2 million of accelerated amortization of key money during the three months ended March 31, 2018. This amortization reduced base management fees during the three months ended March 31, 2018. The remaining increase quarter-over-quarter is primarily due to an increase in legal and professional fees incurred in connection with the ongoing insurance claim.

•	$1.4 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$2.8 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$7.4 million increase from Cavallo Point, which was acquired on December 12, 2018.

We incurred $2.8 million of severance costs for the three months ended March 31, 2018 related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York.

Excluding the non-comparable amounts and the severance costs detailed above, hotel operating expenses increased $2.7 million, or 1.9%, from the three months ended March 31, 2018.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $4.1 million, or 16.4%, from the three months ended March 31, 2018. This is primarily due to depreciation from our 2018 hotel acquisitions and on capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $2.7 million, or 27.8%, from $9.8 million for the three months ended March 31, 2018 to $7.1 million for the three months ended March 31, 2019 primarily due to the $3.0 million of severance costs recognized in the first quarter of 2018 related to the departure of our former Chief Financial Officer, partially offset by an increase in employee compensation.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the three months ended March 31, 2019, we recognized $8.8 million of business interruption insurance income related to the Frenchman's Reef insurance claim. For the three months ended March 31, 2018, we recognized $6.0 million related to the claims for Frenchman's Reef, Havana Cabana Key West and The Lodge at Sonoma.

Interest expense. Our interest expense was $11.7 million and $9.9 million for the three months ended March 31, 2019 and 2018, respectively, and comprises the following (in millions):

	Three Months Ended March 31,
	2019	2018
Mortgage debt interest	$6.6	$6.7
Term loan interest	3.4	2.3
Credit facility interest and unused fees	0.7	0.4
Amortization of deferred financing costs and debt premium	0.6	0.5
Capitalized interest	(0.2)	—
Interest rate swap mark-to-market adjustment	0.6	—
	$11.7	$9.9

The increase in interest expense is primarily related to the $50 million unsecured term loan, which funded in December 2018, higher interest rates on our terms loans compared with 2018, and the mark-to-market adjustment of the interest rate swap entered into in January 2019. The increase is partially offset by capitalized interest recognized related to Frenchman's Reef.

Income taxes. We recorded an income tax benefit of $3.8 million for the three months ended March 31, 2019 and an income tax benefit of $0.2 million for the three months ended March 31, 2018. The income tax benefit for the three months ended March 31, 2019 includes $4.1 million of income tax benefit on the $15.1 million pre-tax loss of our domestic TRSs and foreign income tax expense of $0.3 million incurred on the $7.4 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended March 31, 2018 includes $1.2 million of income tax benefit incurred on the $4.4 million pre-tax loss of our TRSs offset by $1.0 million of income tax expense incurred on the $7.9 million pre-tax income of the TRS that owns Frenchman's Reef.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of limited partnership units of our operating partnership (“common OP units”) and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. The majority of our outstanding debt is fixed interest rate mortgage debt. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leveraged capital structure.

We prefer a relatively simple but efficient capital structure. We have not invested in joint ventures and have not issued any preferred stock. We generally structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction, such as the issuance of common OP units in connection with the acquisition of Cavallo Point, if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of March 31, 2019, we had $1.0 billion of debt outstanding with a weighted average interest rate of 4.13% and a weighted average maturity date of approximately 4.2 years. We maintain balance sheet flexibility with no near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “Current ATM Program”) to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. We have not sold any shares under the Current ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the Current ATM Program.
Share Repurchase Program

Our board of directors has approved a $250 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements. During the three months ended March 31, 2019, we repurchased 3,143,922 shares of our common stock at an average price of $9.52 per share for a total purchase price of $30.0 million. We retired all repurchased shares on their respective settlement dates. As of May 9, 2019, we have $187.8 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $300 million senior unsecured credit facility expiring in May 2020. The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of March 31, 2019, we had $60.0 million of borrowings outstanding under our senior unsecured credit facility. Subsequent to March 31, 2019, we borrowed $30.0 million under the facility.

Unsecured Term Loans

We are party to a $100 million unsecured term loan expiring in May 2021, a $200 million unsecured term loan expiring in April 2022 and a $50 million unsecured term loan expiring in October 2023. Information about our senior unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, borrowings under mortgage debt, term loans, our senior unsecured credit facility, and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and distributions to holders of common stock and units. As of March 31, 2019, we had $36.5 million of unrestricted corporate cash and $46.9 million of restricted cash, as well as $240 million borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $21.9 million for the three months ended March 31, 2019. Our cash from operations generally consists of the net cash flow from hotel operations and insurance proceeds related to our hotels impacted by natural disasters, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $30.3 million for the three months ended March 31, 2019, which is composed of capital expenditures at our operating hotels of $21.1 million and capital expenditures at Frenchman's Reef of $9.2 million.

Our net cash provided by financing activities was $0.2 million for the three months ended March 31, 2019, which consisted of a $60.0 million draw on our senior unsecured credit facility, offset by $26.1 million of distribution payments to holders of common stock and units, $3.4 million of scheduled mortgage debt principal payments, $0.3 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $30.0 million to repurchase shares under our share repurchase program.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2019 will be the net cash flow from hotel operations, insurance proceeds, and draws on the line of credit. We expect our uses of cash for the remainder of the year ending December 31, 2019 will be regularly scheduled debt service payments, capital expenditures, distributions to holders of common stock and common OP units, corporate expenses, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock and distributions to holders of operating partnership units during 2019 as follows:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2019, we have set aside $42.6 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $21.1 million on capital improvements during the three months ended March 31, 2019. We expect to spend approximately $125 million on capital improvements at our hotels in 2019, which includes carryover from certain projects that commenced in 2018. Significant projects in 2019 include the following:

•	Hotel Emblem San Francisco: We completed the repositioning and rebranding of Hotel Emblem in January 2019, which is now part of Viceroy's Urban Collection.

•	JW Marriott Denver Cherry Creek: We completed the renovation of the hotel's guest rooms and meeting space during the first quarter and expect to renovate the public space later this year.

•
Sheraton Suites Key West: We expect to complete a comprehensive repositioning renovation of the hotel, which will include upgrades to the resort’s entrance, lobby, restaurant, outdoor lounge, pool area and guestrooms. In order to minimize disruption, the renovation is expected to occur from August to November, the hotel’s slowest period of the year.

•
The Lodge at Sonoma: We expect to enhance the overall resort to close the rate gap with the luxury competition in the market, including adding a restaurant by Michael Mina and enhancing the spa to a luxury level.

•
Vail Marriott: We expect to complete the second phase of the hotel renovation, which includes the upgrade renovation of the spa and fitness center. The scope of this project is consistent with the Company's multi-phased strategy to renovate the hotel to a luxury standard in order to position it for an upbranding in 2021 and close the rate gap with the luxury competitive set.

•	Worthington Renaissance: We expect to renovate the lobby and complete a return-on-investment repositioning of the restaurant outlets during the third quarter of 2019.

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

EBITDA, EBITDAre and FFO

EBITDA represents net income (calculated in accordance with U.S. GAAP) excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. The Company computes EBITDAre in accordance with the National Association of Real Estate Investment Trusts (“Nareit”) guidelines, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate.” EBITDAre represents net income (calculated in accordance with U.S. GAAP) adjusted for: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; (4) gains or losses on the disposition of depreciated property, including gains or losses on change of control; (5) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate; and (6) adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.

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

Adjustments to EBITDAre and FFO

We adjust EBITDAre and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with U.S. GAAP net income, EBITDA and FFO, is beneficial to an investor's complete understanding of our consolidated operating performance. We adjust EBITDA and FFO for the following items:

•
Non-Cash Lease Expense and Other Amortization: We exclude the non-cash expense incurred from the straight line recognition of expense from our ground leases and other contractual obligations and the non-cash amortization of our favorable and unfavorable contracts, originally recorded in conjunction with certain hotel acquisitions. We exclude these non-cash items because they do not reflect the actual cash amounts due to the respective lessors in the current period and they are of lesser significance in evaluating our actual performance for that period.

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

In addition, to derive Adjusted FFO we exclude any unrealized fair value adjustments to derivative instruments. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2019	2018

Net income	$8,980	$4,338
Interest expense	11,662	9,877
Income tax benefit	(3,849)	(185)
Real estate related depreciation and amortization	28,996	24,902
EBITDA / EBITDAre	45,789	38,932
Non-cash lease expense and other amortization	1,715	1,057
Uninsured costs related to natural disasters (1)	1,367	(214)
Hotel manager transition and pre-opening items (2)	297	(2,183)
Severance costs (3)	—	5,847
Adjusted EBITDA	$49,168	$43,439
____________________

(1)	Represents professional fees and other costs incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.
(2)
Three months ended March 31, 2019 consists of $0.3 million of pre-opening costs related to the reopening of the Hotel Emblem. Three months ended March 31, 2018 consists of accelerated amortization of key money received from Marriott International, Inc. in connection with the termination of the management agreement for Frenchman's Reef.

(3)
Three months ended March 31, 2018 consists of (a) $3.0 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations, and (b) $2.8 million related to payments made to unionized employees under a voluntary buyout at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2019	2018

Net income	$8,980	$4,338
Real estate related depreciation and amortization	28,996	24,902
Impairment losses	—	—
FFO	37,976	29,240
Non-cash lease expense and other amortization	1,715	1,057
Uninsured costs related to natural disasters (1)	1,367	(214)
Hotel manager transition and pre-opening items (2)	297	(2,183)
Severance costs (3)	—	5,847
Fair value adjustments to derivative instruments	572	—
Adjusted FFO	$41,927	$33,747
____________________

(1)	Represents professional fees and other costs incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.
(2)
Three months ended March 31, 2019 consists of $0.3 million of pre-opening costs related to the reopening of the Hotel Emblem. Three months ended March 31, 2018 consists of accelerated amortization of key money received from Marriott International, Inc. in connection with the termination of the management agreement for Frenchman's Reef.

(3)
Three months ended March 31, 2018 consists of (a) $3.0 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations, and (b) $2.8 million related to payments made to unionized employees under a voluntary buyout at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Investment in Hotels

Acquired hotels, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets that are generally accounted for as asset acquisitions are recorded at total cost and allocated based on relative fair value. Direct acquisition-related costs are capitalized as a component of the acquired assets. Additions to property and equipment, including current buildings, improvements, furniture, fixtures and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over an estimated useful life of 5 to 40 years for buildings, land improvements, and building improvements and 1 to 10 years for furniture and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We enter into a hotel management agreement at the time of acquisition and such agreements are generally based on market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2019 was $1.0 billion, of which $300 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $3.0 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (3) (4)
January 1 - January 31, 2019	3,143,922	(1)	$9.52	3,143,922	$187,820
February 1 - February 28, 2019	39,716	(2)	$10.66	—	$187,820
March 1 - March 31, 2019	—		$—	—	$187,820
____________________

(1)	Reflects shares purchased under the Company's $250 million share repurchase program.

(2)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

(3)
Represents amounts available under the Company's $250 million share repurchase program. To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The share repurchase program may be suspended or terminated at any time without prior notice. Our share repurchase program will be effective until November 6, 2020.

(4)	Since March 31, 2019, we have not repurchased any additional shares of our common stock. As of May 9, 2019, we have $187.8 million of authorized capacity remaining under our share repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1*†	Form of LTIP Units Award Agreement under the 2016 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Attached as Exhibit 101 to this report are the following materials from DiamondRock Hospitality Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the related notes to these consolidated financial statements.

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 9, 2019

/s/ Jay L. Johnson
Jay L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)