Form 10-Q
period 2019-06-30
DiamondRock Hospitality Co
filed 2019-08-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

(Registrant’s telephone number, including area code): (240) 744-1150

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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company ☐	☐
Emerging growth company ☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 200,196,850 shares of its $0.01 par value common stock outstanding as of August 6, 2019.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Property and equipment, net	$2,979,486	$2,944,617
Right-of-use assets	98,833	—
Favorable lease assets, net	—	63,945
Restricted cash	47,561	47,735
Due from hotel managers	111,107	86,914
Prepaid and other assets	16,567	10,506
Cash and cash equivalents	41,904	43,863
Total assets	$3,295,458	$3,197,580
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$623,273	$629,747
Term loans, net of unamortized debt issuance costs	348,486	348,219
Senior unsecured credit facility	105,000	—
Total debt	1,076,759	977,966

Deferred income related to key money, net	11,541	11,739
Unfavorable contract liabilities, net	68,547	73,151
Deferred rent	49,939	93,719
Lease liabilities	102,324	—
Due to hotel managers	77,557	72,678
Distributions declared and unpaid	25,667	26,339
Accounts payable and accrued expenses	57,314	51,395
Total liabilities	1,469,648	1,306,987
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,477,286 and 204,536,485 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,005	2,045
Additional paid-in capital	2,089,745	2,126,472
Accumulated deficit	(273,849)	(245,620)
Total stockholders’ equity	1,817,901	1,882,897
Noncontrolling interests	7,909	7,696
Total equity	1,825,810	1,890,593
Total liabilities and equity	$3,295,458	$3,197,580

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Revenues:
Rooms	$181,629	$175,058	$318,282	$304,036
Food and beverage	60,714	51,572	111,179	92,364
Other	15,575	11,319	30,832	23,079
Total revenues	257,918	237,949	460,293	419,479
Operating Expenses:
Rooms	42,922	40,593	81,741	76,193
Food and beverage	36,456	31,701	69,606	59,155
Management fees	7,317	6,610	12,657	9,443
Franchise fees	7,208	6,875	13,067	12,778
Other hotel expenses	81,319	82,368	156,798	149,928
Depreciation and amortization	29,335	26,033	58,331	50,935
Corporate expenses	7,403	7,832	14,467	17,618
Business interruption insurance income	—	(2,000)	(8,822)	(8,027)
Total operating expenses, net	211,960	200,012	397,845	368,023
Interest and other income, net	(105)	(296)	(408)	(807)
Interest expense	12,418	10,274	24,080	20,151
Total other expenses, net	12,313	9,978	23,672	19,344
Income before income taxes	33,645	27,959	38,776	32,112
Income tax (expense) benefit	(4,571)	50	(722)	235
Net income	29,074	28,009	38,054	32,347
Less: Net income attributable to noncontrolling interests	(114)	—	(149)	—
Net income attributable to common stockholders	$28,960	$28,009	$37,905	$32,347
Earnings per share:
Basic earnings per share	$0.14	$0.14	$0.19	$0.16
Diluted earnings per share	$0.14	$0.14	$0.19	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Dividends and distributions ($0.125 per common share/unit)	—	—	113	(25,483)	(25,370)	(134)	(25,504)
Share-based compensation	55,916	1	1,073	—	1,074	83	1,157
Common stock repurchased and retired	(3,143,922)	(31)	(29,967)	—	(29,998)	—	(29,998)
Net income	—	—	—	8,945	8,945	35	8,980
Balance at March 31, 2019	201,448,479	$2,015	$2,097,691	$(277,444)	$1,822,262	$7,680	$1,829,942
Dividends and distributions ($0.125 per common share/unit)	—	—	120	(25,365)	(25,245)	(134)	(25,379)
Share-based compensation	33,396	1	1,955	—	1,956	249	2,205
Common stock repurchased and retired	(1,004,589)	(11)	(10,021)	—	(10,032)	—	(10,032)
Net income	—	—	—	28,960	28,960	114	29,074
Balance at June 30, 2019	200,477,286	$2,005	$2,089,745	$(273,849)	$1,817,901	$7,909	$1,825,810

Balance at December 31, 2017	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645	$—	$1,833,645
Distributions on common stock/units ($0.125 per share/unit)	—	—	111	(25,370)	(25,259)	—	(25,259)
Share-based compensation	25,309	—	2,279	—	2,279	—	2,279
Sale of common stock	230,719	3	2,743	—	2,746	—	2,746
Net income	—	—	—	4,338	4,338	—	4,338
Balance at March 31, 2018	200,562,761	$2,006	$2,066,584	$(250,841)	$1,817,749	$—	$1,817,749
Distributions on common stock/units ($0.125 per share/unit)	—	—	118	(26,283)	(26,165)	—	(26,165)
Share-based compensation	35,955	—	1,984	—	1,984	—	1,984
Sale of common stock	7,242,227	72	89,650	—	89,722	—	89,722
Net income	—	—	—	28,009	28,009	—	28,009
Balance at June 30, 2018	207,840,943	$2,078	$2,158,336	$(249,115)	$1,911,299	$—	$1,911,299

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$38,054	$32,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,331	50,935
Corporate asset depreciation as corporate expenses	110	106
Non-cash lease expense and other amortization	3,501	2,499
Non-cash interest rate swap fair value adjustment	1,647	—
Amortization of debt issuance costs	960	916
Amortization of deferred income related to key money	(198)	(2,370)
Stock-based compensation	3,659	4,413
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,289)	6,861
Due to/from hotel managers	(20,446)	(17,268)
Accounts payable and accrued expenses	1,573	(10,323)
Net cash provided by operating activities	80,902	68,116
Cash flows from investing activities:
Capital expenditures for operating hotels	(47,043)	(62,353)
Capital expenditures for Frenchman's Reef	(42,245)	—
Hotel acquisitions	—	(119,537)
Proceeds from property insurance	—	30,719
Net cash used in investing activities	(89,288)	(151,171)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(6,863)	(6,781)
Proceeds from sale of common stock, net	—	92,899
Draws on senior unsecured credit facility	105,000	85,000
Repayments of senior unsecured credit facility	—	(85,000)
Distributions to common stock and units	(51,558)	(50,571)
Repurchase of common stock	(40,030)	—
Shares redeemed to satisfy tax withholdings on vested share based compensation	(296)	(149)
Net cash provided by financing activities	6,253	35,398
Net decrease in cash, cash equivalents, and restricted cash	(2,133)	(47,657)
Cash, cash equivalents, and restricted cash at beginning of period	91,598	223,773
Cash, cash equivalents, and restricted cash at end of period	$89,465	$176,116

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2019	2018
Cash paid for interest	$21,409	$18,969
Cash paid for income taxes	$1,160	$1,803
Capitalized interest	$499	$—
Non-cash cumulative effect of ASC 842 accounting standard adoption	$15,286	$—
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions	$25,667	$26,561
Loan assumed in hotel acquisition	$—	$2,943

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$41,904	$43,863
Restricted cash (1)	47,561	47,735
Total cash, cash equivalents, and restricted cash	$89,465	$91,598
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1.	Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations, and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels.

As of June 30, 2019, we owned 31 hotels with 10,097 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of June 30, 2019, the Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2019, the results of our operations for the three and six months ended June 30, 2019 and 2018, the statements of equity for the three and six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed on February 26, 2019.

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

Property and Equipment

Investment purchases of hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets that are not businesses are accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations.

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

We had no accruals for tax uncertainties as of June 30, 2019 and December 31, 2018.

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

Debt Issuance Costs

Financing costs are recorded at cost as a component of the debt carrying amount and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of debt issuance costs is computed using a method that approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying consolidated statements of operations.

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

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes, as well as from the 2017 wildfires in Northern California that impacted the Lodge at Sonoma. In July 2018, the Company settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Frenchman's Reef insurance claim is ongoing. We received $1.4 million and $12.5 million of insurance proceeds during the three months ended June 30, 2019 and 2018, respectively. We received $6.4 million and $52.5 million of insurance proceeds during the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes the business interruption insurance income by impacted hotel (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Frenchman's Reef	$—	$2,000	$8,822	$7,285
Havana Cabana Key West	—	—	—	212
The Lodge at Sonoma	—	—	—	530
Total	$—	$2,000	$8,822	$8,027

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018. We adopted ASU No. 2016-02, along with its related clarifications and amendments (collectively, “ASC 842”), on January 1, 2019. Our consolidated financial statements as of June 30, 2019, and for the three and six months then ended, are presented in accordance with ASC 842. The primary impact of the new standard is to the treatment of our ground leases, which represent the majority of all of our operating lease payments. Upon adoption, our right-of-use assets were adjusted for deferred rent and favorable and unfavorable lease intangible amounts included on our balance sheet as of December 31, 2018. On January 1, 2019, we recognized lease liabilities totaling $101.2 million and right-of-use assets totaling $99.6 million.

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

3.	Property and Equipment

Property and equipment as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$617,695	$617,695
Land improvements	7,994	7,994
Buildings and site improvements	2,715,856	2,682,320
Furniture, fixtures and equipment	507,282	491,421
Construction in progress	82,536	38,623
	3,931,363	3,838,053
Less: accumulated depreciation	(951,877)	(893,436)
	$2,979,486	$2,944,617

As of June 30, 2019 and December 31, 2018, we had accrued capital expenditures of $15.3 million and $12.4 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under nine of our hotels and one parking garage. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 67 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,832	$5,582
Variable lease payments	$489	$826
Cash paid for amounts included in the measurement of operating lease liabilities	$798	$1,586

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$1,653
2020	3,315
2021	4,805
2022	3,940
2023	3,997
Thereafter	763,083
Total lease payments	780,793
Less imputed interest	(678,469)
Total lease liabilities	$102,324

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We did not sell any shares of common stock during the six months ended June 30, 2019, and the full amount remains available under the ATM Program.

Our board of directors has approved a $250.0 million share repurchase program authorizing us to repurchase shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. During the the three months ended June 30, 2019, we repurchased 1,004,589 shares of our common stock at an average price of $9.95 per share for a total purchase price of $10.0 million. During the six months ended June 30, 2019, we repurchased 4,148,511 shares of our common stock at an average price of $9.63 per share for a total purchase price of $40.0 million. Subsequent to June 30, 2019, we repurchased 280,436 shares of our common stock at an average price of $9.96 per share for a total purchase price of $2.8 million. We retired all repurchased shares on their respective settlement dates. As of August 6, 2019, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

Operating Partnership Units

In connection with our acquisition of Cavallo Point in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, at $11.76 per unit. Each common OP unit is redeemable at the option of the holder beginning December 12, 2019. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of June 30, 2019, there were 796,684 common OP units held by unaffiliated third parties.

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan (as defined in Note 6 below) for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 6 for additional disclosures related to LTIP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of operating partnership units during 2019 as follows:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 1,262,120 shares as of June 30, 2019. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards, as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2019 to June 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	641,844	$10.25
Granted	73,240	10.65
Vested	(300,575)	10.07
Forfeited	(2,830)	10.60
Unvested balance at June 30, 2019	411,679	$10.46

The remaining share awards are expected to vest as follows: 9,542 shares during 2019, 238,531 shares during 2020, 139,818 shares during 2021, and 23,788 during 2022. As of June 30, 2019, the unrecognized compensation cost related to restricted stock awards was $3.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 20 months. We recorded $0.6 million and $0.8 million of compensation expense related to restricted stock awards for the three months ended June 30, 2019 and 2018, respectively. We recorded $1.4 million and $2.1 million of compensation expense related to restricted stock awards for the six months ended June 30, 2019 and 2018, respectively. The compensation expense for the six months ended June 30, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. Subsequent to June 30, 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. As a result, the compensation expense previously recorded related to the forfeited awards was reversed during the third quarter of 2018.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. When granted, each executive officer is granted a target number of PSUs (the “PSU Target Award”). For 75% of the PSUs issued in 2016 and vesting in 2019, the actual number of shares of common stock issued to each executive officer is subject to the achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly traded lodging REITs over a three-year performance period. There will be no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. For the remaining 25% of PSUs issued in 2016 and vesting in 2019, the number of shares of common stock to be issued to each executive officer is determined based on achieving improvement in market share for each of our hotels over the three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized and universally accepted benchmarking service for the hospitality industry. For the PSUs issued in 2017, 2018, and 2019, and vesting in 2020, 2021, and 2022, respectively, the calculation of total stockholder return relative to the total stockholder return of a peer group over a three-year performance period determines the number of shares of common stock to be issued to each executive officer for 50% of the PSUs to be earned in the performance period. The number of shares of common stock to be issued to each executive officer for the remaining 50% of the PSUs is determined based on the achievement of improvement in market share for each of our hotels over the three-year performance period. For the PSUs tied to relative stockholder return issued in 2018 and 2019, the number of PSUs to be earned is limited to target if the Company's total stockholder return is negative for the performance period.

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

A summary of our PSUs from January 1, 2019 to June 30, 2019 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	781,923	$11.19
Granted	296,050	10.14
Additional units from dividends	20,369	9.94
Vested (1)	(251,375)	8.80
Unvested balance at June 30, 2019	846,967	$10.29

______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2019 was equal to 74.33% of the PSU Target Award.

The remaining unvested PSUs are expected to vest as follows: 237,092 units during 2020, 310,441 units during 2021 and 299,434 units during 2022. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2019, the unrecognized compensation cost related to the PSUs was $4.8 million and is expected to be recognized on a straight-line basis over a weighted average period of 25 months. We recorded $0.7 million and $0.6 million, of compensation expense related to the PSUs for the three months ended June 30, 2019 and 2018, respectively. We recorded $1.3 million and $1.7 million of compensation expense related to the PSUs for the six months ended June 30, 2019 and 2018, respectively. The compensation expense for the six months ended June 30, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. Subsequent to June 30, 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. As a result, the compensation expense previously recorded related to the forfeited awards was reversed during the third quarter of 2018.

LTIP Units

During the first quarter of 2019, instead of granting restricted stock for the time-based portion of the annual long-term incentive award, we granted LTIP units to our executive officers. LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while allowing them to enjoy a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.
During the six months ended June 30, 2019, we granted 281,925 LTIP units to executive officers. These granted LTIP units had a weighted-average grant date fair value of $10.65 per unit. There are currently no vested LTIP units outstanding. The LTIP units are expected to vest ratably in 2020, 2021, and 2022. As of June 30, 2019, the unrecognized compensation cost related to LTIP unit awards was $2.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 32 months. We recorded $0.2 million of compensation expense related to LTIP unit awards for the three months ended June 30, 2019 and we recorded $0.3 million of compensation expense related to LTIP unit awards for the six months ended June 30, 2019. We did not record any compensation expense related to LTIP unit awards during 2018.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$28,960	$28,009	$37,905	$32,347
Dividends declared on unvested share-based compensation	(35)	—	(70)	—
Net income available to common stockholders	$28,925	$28,009	$37,835	$32,347
Denominator:
Weighted-average number of common shares outstanding—basic	202,405,507	203,574,282	202,610,178	202,366,359
Effect of dilutive securities:
Unvested restricted common stock	68,995	148,608	58,084	207,279
Shares related to unvested PSUs	426,137	793,252	438,228	793,252
Weighted-average number of common shares outstanding—diluted	202,900,639	204,516,142	203,106,490	203,366,890
Earnings per share:
Net income per share available to common stockholders—basic	$0.14	$0.14	$0.19	$0.16
Diluted earnings per share available to common stockholders—diluted	$0.14	$0.14	$0.19	$0.16

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2019 and December 31, 2018 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$54,301	$55,032
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	61,650	62,734
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	27,354	27,633
Westin San Diego mortgage loan	3.94%	April 2023	62,622	63,385
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	81,867	82,620
Renaissance Worthington mortgage loan	3.66%	May 2025	81,725	82,540
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	61,835	62,411
Boston Westin mortgage loan	4.36%	November 2025	192,605	194,466
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(3,629)	(4,017)
Total mortgage and other debt, net of unamortized debt issuance costs			623,273	629,747

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	100,000	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	200,000	200,000
Unsecured term loan	LIBOR + 1.45% (3)	October 2023	50,000	50,000
Unamortized debt issuance costs			(1,514)	(1,781)
Unsecured term loans, net of unamortized debt issuance costs			348,486	348,219

Senior unsecured credit facility	LIBOR + 1.50% (4)	May 2020 (5)	105,000	—

Total debt, net of unamortized debt issuance costs			$1,076,759	$977,966
Weighted-Average Interest Rate	4.11%

_______________________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix in March 2018.

(2)	The interest rate at June 30, 2019 was 3.89%. The loan was repaid on July 25, 2019 in connection with the refinancing described below.

(3)	The interest rate at June 30, 2019 was 3.86%. We entered into an interest rate swap agreement in January 2019 to fix LIBOR at 2.41% through October 2023.

(4)	The interest rate at June 30, 2019 was 3.91%.

(5)
The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. On July 25, 2019, the credit facility was amended to increase capacity to $400 million and extend maturity to July 2023.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2019, eight of our 31 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of June 30, 2019, we were in compliance with the financial covenants of our mortgage debt.

Senior Unsecured Credit Facility

As of June 30, 2019, we are party to a senior unsecured credit facility with a capacity up to $300 million. The maturity date is May 2020 and may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The facility also includes an accordion feature to expand up to $600 million, subject to lender consent. The interest rate on the facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

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

The facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	June 30, 2019
Maximum leverage ratio (1)	60%	29.8%
Minimum fixed charge coverage ratio (2)	1.50x	4.06x
Minimum tangible net worth (3)	$1.98 billion	$2.78 billion
Secured recourse indebtedness	Less than 45% of Total Asset Value	18.4%
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

As of June 30, 2019, we had $105.0 million in borrowings outstanding under the facility and the Company's leverage ratio was 29.8%. Accordingly, interest on our borrowings under the facility will be based on LIBOR plus 150 basis points for the following quarter. We incurred interest and unused credit facility fees on the facility of $1.0 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. We incurred interest and unused credit facility fees on the facility of $1.7 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Subsequent to June 30, 2019, we borrowed $20.0 million under the facility. In connection with the refinancing of the facility on July 25, 2019 described below, we repaid $50 million of borrowings under the facility.

Unsecured Term Loans

As of June 30, 2019, we are party to three five-year unsecured term loans. The financial covenants of the three term loans are consistent with the covenants on our senior unsecured credit facility, which are described above. The interest rate on each of the term loans is based on a pricing grid ranging from 140 to 220 basis points over LIBOR, based on the Company's leverage ratio, as follows:

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

As of June 30, 2019, the Company's leverage ratio was 29.8%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 145 basis points for the following quarter. In January 2019, we entered into an interest rate swap agreement to fix LIBOR at 2.41% through October 2023 for the $50 million unsecured term loan. We incurred interest on the term loans of $3.5 million and $2.6 million for the three months ended June 30, 2019 and 2018, respectively. We incurred interest on the term loans of $6.9 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively.

Subsequent Events

On July 25, 2019, we entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the senior unsecured credit facility (the "Revolving Credit Facility") to increase the capacity from $300 million to $400 million, decrease the pricing and extend the maturity date to July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based on a pricing grid ranging from 140 to 205 basis points over LIBOR, based on the Company's leverage ratio. The Credit Agreement also provides a new five-year, $350 million unsecured term loan (the "Term Loan Facility"). In connection with the Term Loan Facility, we repaid the existing $100 million and $200 million term loans. The interest rate on the Term Loan Facility is based on a pricing grid ranging from 135 to 200 basis points over LIBOR, based on the Company's leverage ratio. The Credit Agreement includes the right to increase the Revolving Credit Facility and Term Loan Facility in aggregate up to $1.2 billion, subject to lender approval. In connection with this transaction, we also amended our $50 million term loan to align the pricing grid and certain other terms with the Credit Agreement. We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through July 2024 for $175 million of the Term Loan Facility.

9. Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2019 and December 31, 2018, in thousands, is as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,076,759	$1,083,095	$977,966	$960,447
Interest rate swap agreements	$1,647,029	$1,647,029	$—	$—

_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Other Matters

In February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. The Company continues to proactively work with the franchisor and the manager of the hotel and has developed and executed a plan aimed to improve guest satisfaction scores. Though the guest satisfaction scores have improved, the Company remains in default under the franchise agreement. While the franchisor has reserved all of its rights under the franchise agreement, no action to terminate the franchise agreement has been taken by the franchisor and no accrual was recorded as of June 30, 2019 or 2018.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2019, we owned a portfolio of 31 premium hotels and resorts that contain 10,097 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”), is currently closed due to damage incurred from Hurricanes Irma and Maria in September 2017.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of our total revenues for the six months ended June 30, 2019 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for the six months ended June 30, 2019 for each of our hotels.

Property (1)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2018 RevPAR (2)
Chicago Marriott Downtown	Chicago, Illinois	1,200	67.7%	$217.58	$147.36	(0.5)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	75.3%	245.47	184.74	3.0%
Lexington Hotel New York	New York, New York	725	87.0%	233.83	203.37	0.6%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	66.0%	170.00	112.24	(14.3)%
Renaissance Worthington	Fort Worth, Texas	504	78.5%	190.08	149.15	(0.2)%
Westin San Diego	San Diego, California	436	80.0%	195.09	156.11	(0.7)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	88.1%	228.58	201.29	0.7%
Westin Washington, D.C. City Center	Washington, D.C.	410	85.0%	222.10	188.80	(5.0)%
Hilton Boston Downtown	Boston, Massachusetts	403	87.0%	290.58	252.94	7.7%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	63.2%	346.67	219.14	3.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	72.6%	168.59	122.44	0.4%
Courtyard Manhattan/Midtown East	New York, New York	321	94.7%	233.54	221.06	0.8%
The Gwen Chicago	Chicago, Illinois	311	79.2%	242.95	192.44	(1.2)%
Hilton Garden Inn Times Square Central	New York, New York	282	98.4%	228.97	225.19	0.4%
Bethesda Marriott Suites	Bethesda, Maryland	272	74.4%	181.32	134.84	8.7%
Hilton Burlington	Burlington, Vermont	258	77.4%	163.67	126.66	(0.1)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	87.4%	203.74	178.02	8.1%
JW Marriott Denver at Cherry Creek	Denver, Colorado	199	63.1%	256.26	161.57	(19.1)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	84.2%	244.03	205.48	(8.1)%
Sheraton Suites Key West	Key West, Florida	184	90.2%	278.48	251.22	1.2%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	69.5%	286.18	198.88	3.4%
Courtyard Denver Downtown	Denver, Colorado	177	78.6%	191.01	150.07	(3.2)%
Renaissance Charleston	Charleston, South Carolina	166	87.1%	270.69	235.71	1.7%
Shorebreak Hotel	Huntington Beach, California	157	77.1%	248.09	191.22	2.9%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	63.7%	452.75	288.31	2.9%
Havana Cabana Key West (3)	Key West, Florida	106	92.5%	229.10	211.96	29.9%
Hotel Emblem	San Francisco, California	96	72.4%	235.46	170.45	4.9%
L'Auberge de Sedona	Sedona, Arizona	88	82.1%	623.67	512.04	7.1%
The Landing Resort & Spa	South Lake Tahoe, California	77	54.1%	273.14	147.69	6.6%
Orchards Inn Sedona	Sedona, Arizona	70	79.5%	262.04	208.25	0.7%
TOTAL/WEIGHTED AVERAGE		9,595	78.2%	$234.48	$183.30	0.3%
____________________
(1) Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the six months ended June 30, 2019.
(2) The percentage change from 2018 RevPAR reflects the comparable period in 2018 to our 2019 ownership period for all our hotels.
(3) Havana Cabana Key West closed on September 6, 2017 due to Hurricane Irma and reopened in April 2018. Accordingly, there is no operating information for the period from January 1, 2018 to March 31, 2018. The RevPAR change from 2018 compares the period from April 1 to June 30, 2019 to the comparable period of 2018.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2019	2018	% Change
Rooms	$181.6	$175.1	3.7%
Food and beverage	60.7	51.6	17.6%
Other	15.6	11.3	38.1%
Total revenues	$257.9	$238.0	8.4%

Our total revenues increased $19.9 million from $238.0 million for the three months ended June 30, 2018 to $257.9 million for the three months ended June 30, 2019. This increase includes a $10.7 million increase quarter-over-quarter from Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), which is not comparable as the hotel was acquired on December 12, 2018. Excluding this non-comparable amount, our total revenues increased $9.2 million, or 3.9%.

The following are key hotel operating statistics for the three months ended June 30, 2019 and 2018. The 2018 amounts reflect the period in 2018 comparable to our ownership period in 2019 for Cavallo Point. The amounts presented also exclude the results from Frenchman's Reef, due to the closure of the hotel for the periods presented.

	Three Months Ended June 30,
	2019	2018	% Change
Occupancy %	83.1%	82.7%	0.4%
ADR	$250.23	$248.73	0.6%
RevPAR	$208.02	$205.69	1.1%

Food and beverage revenues increased $9.1 million from the three months ended June 30, 2018, which includes a $4.7 million increase quarter-over-quarter from Cavallo Point, which is not comparable as the hotel was acquired on December 12, 2018. Excluding this non-comparable amount, food and beverage revenues increased $4.4 million, or 8.6%, primarily due to an increase in banquet and audio visual revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.1 million, primarily due to an increase in rents and commissions and attrition and cancellation revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2019	2018	% Change
Rooms departmental expenses	$42.9	$40.6	5.7%
Food and beverage departmental expenses	36.5	31.7	15.1
Other departmental expenses	3.8	2.5	52.0
General and administrative	21.6	19.3	11.9
Utilities	4.9	5.0	(2.0)
Repairs and maintenance	8.8	8.1	8.6
Sales and marketing	17.2	16.2	6.2
Franchise fees	7.2	6.9	4.3
Base management fees	5.5	5.1	7.8
Incentive management fees	1.8	1.5	20.0
Property taxes	14.0	14.1	(0.7)
Other fixed charges	4.0	4.3	(7.0)
Severance costs	—	8.1	(100.0)
Uninsured costs related to natural disasters	3.7	1.5	146.7
Lease expense	3.3	3.2	3.1
Total hotel operating expenses	$175.2	$168.1	4.2%

Our hotel operating expenses increased $7.1 million from $168.1 million for the three months ended June 30, 2018 to $175.2 million for the three months ended June 30, 2019. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•
$2.2 million increase from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remains closed. The increase quarter-over-quarter is primarily due to an increase in legal and professional fees incurred in connection with the ongoing insurance claim.

•	$7.6 million increase from Cavallo Point, which was acquired on December 12, 2018.

We incurred $8.1 million of severance costs for the three months ended June 30, 2018 related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York.

Excluding the non-comparable amounts and the severance costs detailed above, hotel operating expenses increased $5.4 million, or 3.4%, from the three months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $3.3 million, or 12.7%, from the three months ended June 30, 2018. This is primarily due to depreciation from our 2018 hotel acquisition and capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.4 million, or 5.5%, from $7.8 million for the three months ended June 30, 2018 to $7.4 million for the three months ended June 30, 2019 primarily due to a decrease in employee compensation.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the three months ended June 30, 2018, we recognized $2.0 million related to the claim for Frenchman's Reef. We did not recognize any amount related to this claim for the three months ended June 30, 2019.

Interest expense. Our interest expense was $12.4 million and $10.3 million for the three months ended June 30, 2019 and 2018, respectively, and was comprised of the following (in millions):

	Three Months Ended June 30,
	2019	2018
Mortgage debt interest	$6.6	$6.9
Term loan interest	3.5	2.6
Credit facility interest and unused fees	1.0	0.3
Amortization of debt issuance costs and debt premium	0.5	0.5
Capitalized interest	(0.3)	—
Interest rate swap mark-to-market adjustment	1.1	—
	$12.4	$10.3

The increase in interest expense is primarily related to the $50 million unsecured term loan, which was funded in December 2018, the increased borrowing on the line of credit, higher interest rates on our terms loans compared with 2018, and the mark-to-market adjustment of the interest rate swap entered into in January 2019. The increase is partially offset by capitalized interest recognized related to Frenchman's Reef.

Income taxes. We recorded an income tax expense of $4.6 million for the three months ended June 30, 2019 and an income tax benefit of $0.1 million for the three months ended June 30, 2018. The income tax expense for the three months ended June 30, 2019 includes $4.7 million of income tax expense on the $17.1 million pre-tax income of our domestic TRSs and foreign income tax benefit of $0.1 million incurred on the $3.6 million pre-tax loss of the TRS that owns Frenchman's Reef. The income tax benefit for the three months ended June 30, 2018 is due to $0.1 million of income tax benefit on the $0.6 million pre-tax loss of our TRSs.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2019	2018	% Change
Rooms	$318.3	$304.0	4.7%
Food and beverage	111.2	92.4	20.3%
Other	30.8	23.1	33.3%
Total revenues	$460.3	$419.5	9.7%

Our total revenues increased $40.8 million from $419.5 million for the six months ended June 30, 2018 to $460.3 million for the six months ended June 30, 2019. This increase includes amounts that are not comparable period-over-period as follows:

•	$2.9 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$4.5 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$20.0 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding these non-comparable amounts, our total revenues increased $12.2 million, or 2.9%.

The following are key hotel operating statistics for the six months ended June 30, 2019 and 2018. The 2018 amounts reflect the period in 2018 comparable to our ownership period in 2019 for the Hotel Palomar Phoenix, The Landing Resort & Spa and Cavallo Point. The amounts presented also exclude the results from Frenchman's Reef for all periods presented and the Havana Cabana Key West for the period from January 1 to March 31, 2019 and the comparable period of 2018, due to the closure of these hotels for all or a portion of the periods presented.

	Six Months Ended June 30,
	2019	2018	% Change
Occupancy %	78.1%	78.2%	(0.1)%
ADR	$234.35	$233.29	0.5%
RevPAR	$182.98	$182.42	0.3%

Food and beverage revenues increased $18.8 million from the six months ended June 30, 2018, which includes amounts that are not comparable period-over-period as follows:

•	$0.3 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$0.3 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$1.6 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$8.6 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding these non-comparable amounts, food and beverage revenues increased $8.0 million, or 8.7%, primarily due to an increase in banquet and audio visual revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $3.1 million, primarily due to an increase in resort fees and attrition and cancellation revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2019	2018	% Change
Rooms departmental expenses	$81.7	$76.2	7.2%
Food and beverage departmental expenses	69.6	59.2	17.6
Other departmental expenses	7.6	5.0	52.0
General and administrative	41.1	36.3	13.2
Utilities	10.1	10.0	1.0
Repairs and maintenance	17.3	15.9	8.8
Sales and marketing	32.7	30.2	8.3
Franchise fees	13.1	12.8	2.3
Base management fees	9.9	6.7	47.8
Incentive management fees	2.8	2.7	3.7
Property taxes	28.5	27.8	2.5
Other fixed charges	8.0	6.8	17.6
Severance costs	—	10.9	(100.0)
Uninsured costs related to natural disasters	5.1	1.3	292.3
Lease expense	6.4	5.7	12.3
Total hotel operating expenses	$333.9	$307.5	8.6%

Our hotel operating expenses increased $26.4 million from $307.5 million for the six months ended June 30, 2018 to $333.9 million for the six months ended June 30, 2019. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•
$5.9 million increase from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remains closed. In connection with the termination of the hotel manager of Frenchman's Reef in February 2018, we recognized $2.2 million of accelerated amortization of key money during the six months ended June 30, 2018. This amortization reduced base management fees during the six months ended June 30, 2018. The remaining increase period-over-period is primarily due to an increase in legal and professional fees incurred in connection with the ongoing insurance claim.

•	$1.4 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$2.8 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$15.0 million increase from Cavallo Point, which was acquired on December 12, 2018.

We incurred $10.9 million of severance costs for the six months ended June 30, 2018 related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York.

Excluding the non-comparable amounts and the severance costs detailed above, hotel operating expenses increased $11.0 million, or 3.7%, from the six months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $7.4 million, or 14.5%, from the six months ended June 30, 2018. This is primarily due to depreciation from our 2018 hotel acquisitions and capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $3.2 million, or 18.2%, from $17.6 million for the six months ended June 30, 2018 to $14.5 million for the six months ended June 30, 2019 primarily due to the $3.0 million of severance costs recognized in the first quarter of 2018 related to the departure of our former Chief Financial Officer.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the six months ended June 30, 2019, we recognized $8.8 million of business interruption insurance income related to the Frenchman's Reef insurance claim. For the six months ended June 30, 2018, we recognized $8.0 million related to the claims for Frenchman's Reef, Havana Cabana Key West and The Lodge at Sonoma.

Interest expense. Our interest expense was $24.1 million and $20.2 million for the six months ended June 30, 2019 and 2018, respectively, and was comprised of the following (in millions):

	Six Months Ended June 30,
	2019	2018
Mortgage debt interest	$13.2	$13.6
Term loan interest	6.9	5.0
Credit facility interest and unused fees	1.7	0.7
Amortization of debt issuance costs and debt premium	1.1	0.9
Capitalized interest	(0.5)	—
Interest rate swap mark-to-market adjustment	1.7	—
	$24.1	$20.2

The increase in interest expense is primarily related to the $50 million unsecured term loan, which was funded in December 2018, the increased borrowing on the line of credit, higher interest rates on our terms loans compared with 2018, and the mark-to-market adjustment of the interest rate swap entered into in January 2019. The increase is partially offset by capitalized interest recognized related to Frenchman's Reef.

Income taxes. We recorded an income tax expense of $0.7 million for the six months ended June 30, 2019 and an income tax benefit of $0.2 million for the six months ended June 30, 2018. The income tax expense for the six months ended June 30, 2019 includes $0.5 million of income tax expense on the $2.0 million pre-tax income of our domestic TRSs and foreign income tax expense of $0.2 million incurred on the $3.8 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax benefit for the six months ended June 30, 2018 includes $1.3 million of income tax benefit incurred on the $4.8 million pre-tax loss of our TRSs offset by $1.1 million of income tax expense incurred on the $8.4 million pre-tax income of the TRS that owns Frenchman's Reef.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2019, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.11% and a weighted average maturity date of approximately 3.8 years. We maintain balance sheet flexibility with no near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “ ATM Program”) to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. We have not sold any shares under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program.
Share Repurchase Program

Our board of directors has approved a $250.0 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements. During the six months ended June 30, 2019, we repurchased 4,148,511 shares of our common stock at an average price of $9.63 per share for a total purchase price of $40.0 million. Subsequent to June 30, 2019, we repurchased 280,436 shares of our common stock at an average price of $9.96 per share for a total purchase price of $2.8 million. We retired all repurchased shares on their respective settlement dates. As of August 6, 2019, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

As of June 30, 2019, we are party to a $300 million senior unsecured credit facility expiring in May 2020. The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of June 30, 2019, we had $105.0 million of borrowings outstanding under our senior unsecured credit facility. Subsequent to June 30, 2019, we borrowed $20.0 million under the facility. In connection with the refinancing of the facility on July 25, 2019 described below, we repaid $50 million of borrowings under the facility.

Unsecured Term Loans

As of June 30, 2019, we are party to a $100 million unsecured term loan expiring in May 2021, a $200 million unsecured term loan expiring in April 2022 and a $50 million unsecured term loan expiring in October 2023. Information about our senior unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

On July 25, 2019, we entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the senior unsecured credit facility (the "Revolving Credit Facility") to increase the capacity from $300 million to $400 million, decrease the pricing and extend the maturity date to July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based on a pricing grid ranging from 140 to 205 basis points over LIBOR, based on the Company's leverage ratio. The Credit Agreement also provides a new five-year, $350 million unsecured term loan (the "Term Loan Facility"). In connection with the Term Loan Facility, we repaid the existing $100 million and $200 million term loans. The interest rate on the Term Loan Facility is based on a pricing grid ranging from 135 to 200 basis points over LIBOR, based on the Company's leverage ratio. The Credit Agreement includes the right to increase the Revolving Credit Facility and Term Loan Facility in aggregate up to $1.2 billion, subject to lender approval. In connection with this transaction, we also amended our $50 million term loan to align the pricing grid and certain other terms with the Credit Agreement. We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through July 2024 for $175 million of the Term Loan Facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, borrowings under mortgage debt, term loans, our senior unsecured credit facility, and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and distributions to holders of common stock and units. As of June 30, 2019, we had $41.9 million of unrestricted corporate cash and $47.6 million of restricted cash, as well as $195.0 million borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $80.9 million for the six months ended June 30, 2019. Our cash from operations generally consists of the net cash flow from hotel operations and insurance proceeds related to our hotels impacted by natural disasters, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $89.3 million for the six months ended June 30, 2019, which is composed of capital expenditures at our operating hotels of $47.0 million and capital expenditures at Frenchman's Reef of $42.2 million.

Our net cash provided by financing activities was $6.3 million for the six months ended June 30, 2019, which consisted of a $105.0 million draw on our senior unsecured credit facility, offset by $51.6 million of distribution payments to holders of common stock and units, $6.9 million of scheduled mortgage debt principal payments, $0.3 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $40.0 million to repurchase shares under our share repurchase program.

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

We have paid the following dividends to holders of our common stock and distributions to holders of operating partnership units during 2019 as follows:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2019, we have set aside $43.9 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $47.0 million on capital improvements at our operating hotels during the six months ended June 30, 2019. We expect to spend approximately $125 million on capital improvements at our operating hotels in 2019, which includes carryover from certain projects that commenced in 2018. Significant projects in 2019 include the following:

•

•	Hotel Emblem San Francisco: In January 2019, we completed the repositioning and rebranding of Hotel Emblem, which is now part of Viceroy's Urban Collection.

•	JW Marriott Denver Cherry Creek: We completed the renovation of the hotel's guestrooms and meeting space during the first quarter and expects to renovate the public space later this year.

•
Sheraton Suites Key West: We expect to complete a comprehensive repositioning renovation of the hotel, which will include upgrades to the resort’s entrance, lobby, restaurant, outdoor lounge, pool area and guestrooms. In order to minimize disruption, the renovation is scheduled to occur from August to November, the hotel’s slowest period of the year.

•
The Lodge at Sonoma: We expect to enhance the overall resort to close the rate gap with the luxury competition in the market. Enhancements include adding a restaurant by Michael Mina and upgrading the spa to a luxury level.

•
Vail Marriott: We expect to complete the second phase of the hotel renovation, which includes upgrading the spa and fitness center. The scope of this project is consistent with the Company's multi-phased strategy to renovate the hotel to a luxury standard in order to position it for an upbranding in 2021 to close the rate gap with the luxury competitive set.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$29,074	$28,009	$38,054	$32,347
Interest expense	12,418	10,274	24,080	20,151
Income tax expense (benefit)	4,571	(50)	722	(235)
Real estate related depreciation and amortization	29,335	26,033	58,331	50,935
EBITDA / EBITDAre	75,398	64,266	121,187	103,198
Non-cash lease expense and other amortization	1,784	1,442	3,499	2,499
Uninsured costs related to natural disasters (1)	3,700	1,529	5,067	1,315
Hotel manager transition and pre-opening items (2)	171	384	468	(1,799)
Severance costs (3)	—	8,195	—	14,042
Adjusted EBITDA	$81,053	$75,816	$130,221	$119,255
____________________

(1)	Represents professional fees and other costs incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.
(2)
Three months ended June 30, 2019 consist of (a) $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center. Six months ended June 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center. Three months ended June 30, 2018 consists of (a) transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West. Six months ended June 30, 2018 consists of (a) transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West, offset by $2.2 million of accelerated amortization of key money received from Marriott in connection with the termination of the management agreement for Frenchman's Reef.

(3)
Three months ended June 30, 2018 consists of (a) $8.1 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations and (b) $0.1 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations. Six months ended June 30, 2018 consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations and (b) $3.1 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$29,074	$28,009	$38,054	$32,347
Real estate related depreciation and amortization	29,335	26,033	58,331	50,935
Impairment losses	—	—	—	—
FFO	58,409	54,042	96,385	83,282
Non-cash lease expense and other amortization	1,784	1,442	3,499	2,499
Uninsured costs related to natural disasters (1)	3,700	1,529	5,067	1,315
Hotel manager transition and pre-opening items (2)	171	384	468	(1,799)
Severance costs (3)	—	8,195	—	14,042
Fair value adjustments to derivative instruments	1,075	—	1,647	—
Adjusted FFO	$65,139	$65,592	$107,066	$99,339
____________________

(1)	Represents professional fees and other costs incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.
(2)
Three months ended June 30, 2019 consist of (a) $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center. Six months ended June 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center. Three months ended June 30, 2018 consists of (a) transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West. Six months ended June 30, 2018 consists of (a) transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.3 million related to the reopening of the Havana Cabana Key West, offset by $2.2 million of accelerated amortization of key money received from Marriott in connection with the termination of the management agreement for Frenchman's Reef.

(3)
Three months ended June 30, 2018 consists of (a) $8.1 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations and (b) $0.1 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations. Six months ended June 30, 2018 consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations and (b) $3.1 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2019 was $1.1 billion, of which $405 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.1 million annually.

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1) (2)
April 1 - April 30, 2019	—	$—	—	$187,951
May 1 - May 31, 2019	—	$—	—	$187,951
June 1 - June 30, 2019	1,004,589	$9.95	1,004,589	$177,950
____________________

(1)
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

(2)
Since June 30, 2019, we have repurchased 280,436 additional shares of our common stock for an average price of $9.96. As of August 6, 2019, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 6, 2019

/s/ Jay L. Johnson
Jay L. Johnson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)