Form 10-Q
period 2019-09-30
DiamondRock Hospitality Co
filed 2019-11-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
The registrant had 200,196,850 shares of its $0.01 par value common stock outstanding as of November 8, 2019.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Property and equipment, net	$3,008,023	$2,944,617
Right-of-use assets	98,496	—
Favorable lease assets, net	—	63,945
Restricted cash	49,579	47,735
Due from hotel managers	114,125	86,914
Prepaid and other assets	18,249	10,506
Cash and cash equivalents	26,723	43,863
Total assets	$3,315,195	$3,197,580
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$619,956	$629,747
Term loans, net of unamortized debt issuance costs	398,699	348,219
Senior unsecured credit facility	75,000	—
Total debt	1,093,655	977,966

Deferred income related to key money, net	11,441	11,739
Unfavorable contract liabilities, net	67,997	73,151
Deferred rent	51,020	93,719
Lease liabilities	102,970	—
Due to hotel managers	81,426	72,678
Distributions declared and unpaid	25,771	26,339
Accounts payable and accrued expenses	70,561	51,395
Total liabilities	1,504,841	1,306,987
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,196,850 and 204,536,485 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,002	2,045
Additional paid-in capital	2,087,937	2,126,472
Accumulated deficit	(287,582)	(245,620)
Total stockholders’ equity	1,802,357	1,882,897
Noncontrolling interests	7,997	7,696
Total equity	1,810,354	1,890,593
Total liabilities and equity	$3,315,195	$3,197,580

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Revenues:
Rooms	$174,113	$165,750	$492,395	$469,786
Food and beverage	50,624	42,922	161,803	135,286
Other	15,542	12,146	46,374	35,225
Total revenues	240,279	220,818	700,572	640,297
Operating Expenses:
Rooms	42,840	41,779	124,581	117,972
Food and beverage	34,262	29,047	103,868	88,202
Management fees	6,088	6,099	18,745	15,542
Franchise fees	6,894	6,507	19,961	19,285
Other hotel expenses	85,157	72,224	241,955	222,152
Depreciation and amortization	29,474	26,369	87,805	77,304
Corporate expenses	6,318	4,521	20,785	22,139
Business interruption insurance income	—	(8,227)	(8,822)	(16,254)
Gain on property insurance settlement	—	(1,730)	—	(1,730)
Total operating expenses, net	211,033	176,589	608,878	544,612
Interest and other income, net	(102)	(621)	(510)	(1,428)
Interest expense	14,184	10,233	38,264	30,384
Loss on early extinguishment of debt	2,373	—	2,373	—
Total other expenses, net	16,455	9,612	40,127	28,956
Income before income taxes	12,791	34,617	51,567	66,729
Income tax expense	(1,217)	(3,174)	(1,939)	(2,939)
Net income	11,574	31,443	49,628	63,790
Less: Net income attributable to noncontrolling interests	(45)	—	(194)	—
Net income attributable to common stockholders	$11,529	$31,443	$49,434	$63,790
Earnings per share:
Basic earnings per share	$0.06	$0.15	$0.24	$0.31
Diluted earnings per share	$0.06	$0.15	$0.24	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock/units ($0.125 per common share/unit)	—	—	113	(25,483)	(25,370)	(134)	(25,504)
Share-based compensation	55,916	1	1,073	—	1,074	83	1,157
Common stock repurchased and retired	(3,143,922)	(31)	(29,967)	—	(29,998)	—	(29,998)
Net income	—	—	—	8,945	8,945	35	8,980
Balance at March 31, 2019	201,448,479	$2,015	$2,097,691	$(277,444)	$1,822,262	$7,680	$1,829,942
Distributions on common stock/units ($0.125 per common share/unit)	—	—	120	(25,365)	(25,245)	(134)	(25,379)
Share-based compensation	33,396	1	1,955	—	1,956	249	2,205
Common stock repurchased and retired	(1,004,589)	(11)	(10,021)	—	(10,032)	—	(10,032)
Net income	—	—	—	28,960	28,960	114	29,074
Balance at June 30, 2019	200,477,286	$2,005	$2,089,745	$(273,849)	$1,817,901	$7,909	$1,825,810
Distributions on common stock/units ($0.125 per common share/unit)	—	—	122	(25,321)	(25,199)	(130)	(25,329)
Share-based compensation	—	—	866	59	925	173	1,098
Common stock repurchased and retired	(280,436)	(3)	(2,796)	—	(2,799)	—	(2,799)
Net income	—	—	—	11,529	11,529	45	11,574
Balance at September 30, 2019	200,196,850	$2,002	$2,087,937	$(287,582)	$1,802,357	$7,997	$1,810,354

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY - (CONTINUED)
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2017	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645	$—	$1,833,645
Distributions on common stock ($0.125 per share)	—	—	111	(25,370)	(25,259)	—	(25,259)
Share-based compensation	25,309	—	2,279	—	2,279	—	2,279
Sale of common stock, net	230,719	3	2,743	—	2,746	—	2,746
Net income	—	—	—	4,338	4,338	—	4,338
Balance at March 31, 2018	200,562,761	$2,006	$2,066,584	$(250,841)	$1,817,749	$—	$1,817,749
Distributions on common stock ($0.125 per share)	—	—	118	(26,283)	(26,165)	—	(26,165)
Share-based compensation	35,955	—	1,984	—	1,984	—	1,984
Sale of common stock, net	7,242,227	72	89,650	—	89,722	—	89,722
Net income	—	—	—	28,009	28,009	—	28,009
Balance at June 30, 2018	207,840,943	$2,078	$2,158,336	$(249,115)	$1,911,299	$—	$1,911,299
Distributions on common stock ($0.125 per share)	—	—	124	(26,271)	(26,147)	—	(26,147)
Share-based compensation	—	—	(308)	110	(198)	—	(198)
Sale of common stock, net	—	—	(184)	—	(184)	—	(184)
Net income	—	—	—	31,443	31,443	—	31,443
Balance at September 30, 2018	207,840,943	$2,078	$2,157,968	$(243,833)	$1,916,213	$—	$1,916,213

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$49,628	$63,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,805	77,304
Corporate asset depreciation as corporate expenses	170	161
Loss on early extinguishment of debt	2,373	—
Non-cash lease expense and other amortization	5,247	3,842
Non-cash interest rate swap fair value adjustment	4,790	—
Amortization of debt issuance costs	1,432	1,384
Amortization of deferred income related to key money	(297)	(2,469)
Stock-based compensation	4,882	4,104
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,623)	25,489
Due to/from hotel managers	(18,119)	(21,436)
Accounts payable and accrued expenses	3,420	(2,215)
Net cash provided by operating activities	135,708	149,954
Cash flows from investing activities:
Capital expenditures for operating hotels	(75,595)	(76,753)
Capital expenditures for Frenchman's Reef	(65,208)	—
Hotel acquisitions	—	(119,537)
Purchase deposits	—	(2,000)
Proceeds from property insurance	—	30,742
Net cash used in investing activities	(140,803)	(167,548)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(10,374)	(9,947)
Proceeds from sale of common stock, net	—	92,715
Proceeds from senior unsecured term loan	350,000	—
Repayments of senior unsecured term loans	(300,000)	—
Draws on senior unsecured credit facility	125,000	85,000
Repayments of senior unsecured credit facility	(50,000)	(85,000)
Payment of financing costs	(4,796)	—
Distributions on common stock and units	(76,751)	(76,520)
Repurchase of common stock	(42,828)	—
Shares redeemed to satisfy tax withholdings on vested share based compensation	(452)	(149)
Net cash (used in) provided by financing activities	(10,201)	6,099
Net decrease in cash, cash equivalents, and restricted cash	(15,296)	(11,495)
Cash, cash equivalents, and restricted cash at beginning of period	91,598	223,773
Cash, cash equivalents, and restricted cash at end of period	$76,302	$212,278

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2019	2018
Cash paid for interest	$32,604	$28,462
Cash paid for income taxes	$1,310	$2,198
Capitalized interest	$1,119	$—
Non-cash cumulative effect of ASC 842 accounting standard adoption	$15,286	$—
Non-cash Investing and Financing Activities:
Distributions declared and unpaid	$25,771	$26,648
Loan assumed in hotel acquisition	$—	$2,943

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$26,723	$43,863
Restricted cash (1)	49,579	47,735
Total cash, cash equivalents, and restricted cash	$76,302	$91,598
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of September 30, 2019, we owned 31 hotels with 10,102 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of September 30, 2019, the Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2019, the results of our operations for the three and nine months ended September 30, 2019 and 2018, the statements of equity for the three and nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed on February 26, 2019.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized.

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

We had no accruals for tax uncertainties as of September 30, 2019 and December 31, 2018.

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

Changes in the fair value of derivatives are recorded each period and are included in interest expense in the consolidated statements of operations.

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

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes, as well as from the 2017 wildfires in Northern California that impacted the Lodge at Sonoma. In July 2018, the Company settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Frenchman's Reef insurance claim is ongoing. During the three months ended September 30, 2018, we received $32.5 million of insurance proceeds. We received $6.4 million and $85.0 million of insurance proceeds during the nine months ended September 30, 2019 and 2018, respectively. Subsequent to September 30, 2019, we received a commitment from our insurers to receive an additional $40.1 million in insurance proceeds related to the Frenchman's Reef insurance claim. As of November 8, 2019, we have received $35.5 million of the committed amount.

The following table summarizes the business interruption insurance income by impacted hotel (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Frenchman's Reef	$—	$5,680	$8,822	$12,965
Havana Cabana Key West	—	1,925	—	2,137
The Lodge at Sonoma	—	622	—	1,152
Total	$—	$8,227	$8,822	$16,254

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018. We adopted ASU No. 2016-02, along with its related clarifications and amendments (collectively, “ASC 842”), on January 1, 2019. Our consolidated financial statements as of September 30, 2019, and for the three and nine months then ended, are presented in accordance with ASC 842. The primary impact of the new standard is to the treatment of our ground leases, which represent the majority of all of our operating lease payments. Upon adoption, our right-of-use assets were adjusted for deferred rent and favorable and unfavorable lease intangible amounts included on our balance sheet as of

December 31, 2018. On January 1, 2019, we recognized lease liabilities totaling $101.2 million and right-of-use assets totaling $99.6 million.

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

3.	Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$617,695	$617,695
Land improvements	7,994	7,994
Buildings and site improvements	2,723,453	2,682,320
Furniture, fixtures and equipment	517,007	491,421
Construction in progress	123,286	38,623
	3,989,435	3,838,053
Less: accumulated depreciation	(981,412)	(893,436)
	$3,008,023	$2,944,617

As of September 30, 2019 and December 31, 2018, we had accrued capital expenditures of $23.3 million and $12.4 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under nine of our hotels and one parking garage. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,834	$8,417
Variable lease payments	$311	$1,137
Cash paid for amounts included in the measurement of operating lease liabilities	$835	$2,421

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$818
2020	3,315
2021	4,805
2022	3,940
2023	3,997
Thereafter	763,100
Total lease payments	779,975
Less imputed interest	(677,005)
Total lease liabilities	$102,970

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We did not sell any shares of common stock during the nine months ended September 30, 2019, and the full amount remains available under the ATM Program.

Our board of directors has approved a $250.0 million share repurchase program authorizing us to repurchase shares of our common stock. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. During the the three months ended September 30, 2019, we repurchased 280,436 shares of our common stock at an average price of $9.96 per share for a total purchase price of $2.8 million. During the nine months ended September 30, 2019, we repurchased 4,428,947 shares of our common stock at an average price of $9.65 per share for a total purchase price of $42.8 million. We retired all repurchased shares on their respective settlement dates. As of November 8, 2019, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

Operating Partnership Units

In connection with our acquisition of Cavallo Point in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, at $11.76 per unit. Each common OP unit is redeemable at the option of the holder beginning December 12, 2019. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of September 30, 2019, there were 796,684 common OP units held by unaffiliated third parties.

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

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of operating partnership units during 2019 as follows:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125
October 11, 2019	September 30, 2019	$0.125

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 1,262,120 shares as of September 30, 2019. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards, as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2019 to September 30, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	641,844	$10.25
Granted	73,240	10.65
Vested	(300,575)	10.07
Forfeited	(21,534)	10.37
Unvested balance at September 30, 2019	392,975	$10.46

The remaining share awards are expected to vest as follows: 9,542 shares during 2019, 229,336 shares during 2020, 130,622 shares during 2021, and 23,475 during 2022. As of September 30, 2019, the unrecognized compensation cost related to restricted stock awards was $2.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 18 months. We recorded $0.6 million and $0.2 million of compensation expense related to restricted stock awards for the three months ended September 30, 2019 and 2018, respectively. We recorded $1.9 million and $2.3 million of compensation expense related to restricted stock awards for the nine months ended September 30, 2019 and 2018, respectively. The compensation expense for the nine months ended September 30, 2018 includes $0.6 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. In the third quarter of 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. As a result, the compensation expense previously recorded related to the forfeited awards was reversed during the third quarter of 2018.

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

A summary of our PSUs from January 1, 2019 to September 30, 2019 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	781,923	$11.19
Granted	296,050	10.14
Additional units from dividends	30,778	10.02
Vested (1)	(251,375)	8.80
Forfeited	(70,728)	9.93
Unvested balance at September 30, 2019	786,648	$11.18

______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2019 was equal to 74.33% of the PSU Target Award.

The remaining unvested PSUs are expected to vest as follows: 240,006 units during 2020, 283,910 units during 2021 and 262,732 units during 2022. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2019, the unrecognized compensation cost related to the PSUs was $3.7 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $1.1 million and a net reversal of $0.4 million of compensation expense related to the PSUs for the three months ended September 30, 2019 and 2018, respectively. We recorded $2.5 million and $1.3 million of compensation expense related to the PSUs for the nine months ended September 30, 2019 and 2018, respectively. The compensation expense for the nine months ended September 30, 2018 includes a net reversal of $0.4 million related to the accelerated vesting of awards in connection with the departure of our former Chief Financial Officer. In the third quarter of 2018, we entered into a settlement agreement with our former Chief Financial Officer, in which he forfeited certain of his equity awards. As a result, the compensation expense previously recorded related to the forfeited awards was reversed during the third quarter of 2018.

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
A summary of our LTIP units from January 1, 2019 to September 30, 2019 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	—	$—
Granted	281,925	10.65
Forfeited	(37,559)	10.65
Unvested balance at September 30, 2019	244,366	$10.65

During the nine months ended September 30, 2019, we granted 281,925 LTIP units to executive officers. These granted LTIP units had a weighted-average grant date fair value of $10.65 per unit. There are currently no vested LTIP units outstanding. The LTIP units are expected to vest ratably in 2020, 2021, and 2022. As of September 30, 2019, the unrecognized compensation cost related to LTIP unit awards was $2.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 29 months. We recorded $0.2 million of compensation expense related to LTIP unit awards for the three months ended September 30, 2019 and we recorded $0.5 million of compensation expense related to LTIP unit awards for the nine months ended September 30, 2019. We did not record any compensation expense related to LTIP unit awards during 2018.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$11,529	$31,443	$49,434	$63,790
Dividends declared on unvested share-based compensation	(31)	—	(101)	—
Net income available to common stockholders	$11,498	$31,443	$49,333	$63,790
Denominator:
Weighted-average number of common shares outstanding—basic	201,448,348	208,758,945	202,218,646	204,520,637
Effect of dilutive securities:
Unvested restricted common stock	102,309	221,018	59,793	212,051
Shares related to unvested PSUs	441,632	617,074	404,149	617,074
Weighted-average number of common shares outstanding—diluted	201,992,289	209,597,037	202,682,588	205,349,762
Earnings per share:
Net income per share available to common stockholders—basic	$0.06	$0.15	$0.24	$0.31
Diluted earnings per share available to common stockholders—diluted	$0.06	$0.15	$0.24	$0.31

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2019 and December 31, 2018 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$53,866	$55,032
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	61,106	62,734
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	27,188	27,633
Westin San Diego mortgage loan	3.94%	April 2023	62,241	63,385
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	81,494	82,620
Renaissance Worthington mortgage loan	3.66%	May 2025	81,321	82,540
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	61,549	62,411
Boston Westin mortgage loan	4.36%	November 2025	191,682	194,466
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(3,434)	(4,017)
Total mortgage and other debt, net of unamortized debt issuance costs			619,956	629,747

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	—	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	—	200,000
Unsecured term loan	LIBOR + 1.40% (3)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 1.40% (4)	July 2024	350,000	—
Unamortized debt issuance costs			(1,301)	(1,781)
Unsecured term loans, net of unamortized debt issuance costs			398,699	348,219

Senior unsecured credit facility	LIBOR + 1.45% (5)	July 2023	75,000	—

Total debt, net of unamortized debt issuance costs			$1,093,655	$977,966
Weighted-Average Interest Rate	3.87%

_______________________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix in March 2018.

(2)	The loan was prepaid on July 25, 2019 in connection with the refinancing described below under the heading "Unsecured Term Loans."

(3)	We entered into an interest rate swap agreement in January 2019 to fix LIBOR at 2.41% through October 2023.

(4)	We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through July 2024 for $175 million of the loan.

(5)
The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. On July 25, 2019, the credit facility was amended to increase capacity to $400 million and extend maturity to July 2023.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2019, eight of our 31 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of September 30, 2019, we were in compliance with the financial covenants of our mortgage debt.

Senior Unsecured Credit Facility

Prior to July 25, 2019, we were party to a senior unsecured credit facility with a capacity up to $300 million with an accordion feature to expand up to $600 million, subject to lender consent. The maturity date was May 2020 and the interest rate on the facility was based on a pricing grid ranging from 150 to 225 basis points over LIBOR, based on the Company's leverage ratio.

On July 25, 2019, we entered into a Fifth Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the senior unsecured credit facility (the "Revolving Credit Facility") to increase the capacity from $300 million to $400 million, decrease the pricing and extend the maturity date to July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than 30%	1.40%
Greater than or equal to 30% but less than 35%	1.45%
Greater than or equal to 35% but less than 40%	1.50%
Greater than or equal to 40% but less than 45%	1.55%
Greater than or equal to 45% but less than 50%	1.70%
Greater than or equal to 50% but less than 55%	1.90%
Greater than or equal to 55%	2.05%

In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%.

The Revolving Credit Facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	September 30, 2019
Maximum leverage ratio (1)	60%	31.4%
Minimum fixed charge coverage ratio (2)	1.50x	3.74x
Secured recourse indebtedness	Less than 45% of Total Asset Value	18.7%
Unencumbered leverage ratio	60.0%	26.1%
Unencumbered implied debt service coverage ratio	1.2x	2.79x
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

As of September 30, 2019, we had $75.0 million in borrowings outstanding under the Revolving Credit Facility and the Company's leverage ratio was 31.4%. Accordingly, interest on our borrowings under the Revolving Credit Facility will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest and unused fees on the applicable facility of $1.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. We incurred interest and unused fees on the applicable facility of $2.8 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Unsecured Term Loans

As of September 30, 2019, we are party to two five-year unsecured term loans. The Credit Agreement described above provided a new five-year, $350 million unsecured term loan (the "Term Loan Facility"). In connection with the Term Loan Facility, we repaid the existing $100 million and $200 million unsecured term loans. In connection with the repayment of these term loans, we recorded a $2.4 million loss on early extinguishment of debt during the three and nine months ended September 30, 2019, which relates to the write-off of unamortized debt issuance costs. The Credit Agreement includes the right to increase the Revolving Credit Facility and Term Loan Facility in aggregate up to $1.2 billion, subject to lender approval.

The financial covenants of the two term loans are consistent with the covenants on our Revolving Credit Facility, which are described above. In connection with the transaction in July 2019, we also amended our $50 million term loan to align the pricing grid and certain other terms with the Credit Agreement. The interest rate on each of the term loans is based LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than 30%	1.35%
Greater than or equal to 30% but less than 35%	1.40%
Greater than or equal to 35% but less than 40%	1.45%
Greater than or equal to 40% but less than 45%	1.50%
Greater than or equal to 45% but less than 50%	1.65%
Greater than or equal to 50% but less than 55%	1.85%
Greater than or equal to 55%	2.00%

As of September 30, 2019, the Company's leverage ratio was 31.4%. Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 140 basis points for the following quarter. In January 2019, we entered into an interest rate swap agreement to fix LIBOR at 2.41% through October 2023 for the $50 million unsecured term loan. We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through July 2024 for $175 million of the Term Loan Facility. We incurred interest on the term loans of $3.5 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. We incurred interest on the term loans of $10.4 million and $7.6 million for the nine months ended September 30, 2019 and 2018, respectively.

9. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2019 and December 31, 2018, in thousands, is as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,093,655	$1,113,951	$977,966	$960,447
Interest rate swap liabilities	$4,790	$4,790	$—	$—

_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Interest Rate Swaps

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of September 30, 2019 and December 31, 2018, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2019	December 31, 2018
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(2,038)	$—
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(2,752)	—
							$(4,790)	$—

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of September 30, 2019.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe as a result of the damage caused to Frenchman's Reef by Hurricane Irma. The insurers that remain party to this lawsuit are XL Insurance America, Inc., United Stated Fire Insurance Company, Lloyd's Underwriters Syndicate 1886 d/b/a QBE and MAPFRE Global Risks. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. The insurers' New York suit has been stayed pending a final resolution of the Company's suit in St. Thomas. Notwithstanding the litigation, the Company and its insurers continue to engage in discussions and negotiation regarding the Company's claim. If the claim cannot be settled, the parties are scheduled to go to trial in the U.S. Virgin Islands in January 2020.

Other Matters

In February 2016, the Company was notified by the franchisor of one of its hotels that as a result of low guest satisfaction scores, the Company was in default under the franchise agreement for that hotel. The Company proactively worked with the franchisor and the manager of the hotel and developed and executed a plan aimed to improve guest satisfaction scores. Recently, through negotiation and agreement with the franchisor, the Company received a “clean slate” letter for this hotel and is no longer in default under the franchise agreement.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2019, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”), is currently closed due to damage incurred from Hurricanes Irma and Maria in September 2017.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of our total revenues for the nine months ended September 30, 2019 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2019 for each of our hotels.

Property (1)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2018 RevPAR (2)
Chicago Marriott Downtown	Chicago, Illinois	1,200	72.7%	$225.86	$164.20	(2.4)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	78.4%	251.43	197.05	2.9%
Lexington Hotel New York	New York, New York	725	89.4%	243.87	218.10	2.7%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	69.4%	173.43	120.42	(5.7)%
Renaissance Worthington	Fort Worth, Texas	504	75.4%	186.24	140.50	(0.4)%
Westin San Diego	San Diego, California	436	82.0%	194.30	159.39	(2.2)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	81.8%	204.38	167.26	1.5%
Westin Washington, D.C. City Center	Washington, D.C.	410	86.9%	206.84	179.77	(0.9)%
Hilton Boston Downtown	Boston, Massachusetts	403	88.9%	308.79	274.58	4.4%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	65.6%	298.07	195.66	9.2%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	72.7%	166.97	121.42	0.6%
Courtyard Manhattan/Midtown East	New York, New York	321	95.6%	244.82	234.03	1.2%
The Gwen Chicago	Chicago, Illinois	311	83.3%	256.86	213.95	2.0%
Hilton Garden Inn Times Square Central	New York, New York	282	98.5%	235.87	232.29	(0.6)%
Bethesda Marriott Suites	Bethesda, Maryland	272	73.0%	176.98	129.23	9.8%
Hilton Burlington	Burlington, Vermont	258	81.7%	193.56	158.11	1.2%
Hotel Palomar Phoenix	Phoenix, Arizona	242	82.7%	185.74	153.51	6.3%
JW Marriott Denver at Cherry Creek	Denver, Colorado	199	70.8%	258.63	183.12	(12.1)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	86.7%	248.54	215.49	(7.6)%
Sheraton Suites Key West	Key West, Florida	184	80.5%	259.71	209.08	(5.7)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	74.3%	310.27	230.57	3.3%
Courtyard Denver Downtown	Denver, Colorado	177	81.1%	200.80	162.75	(2.3)%
Renaissance Charleston	Charleston, South Carolina	166	84.0%	260.92	219.09	1.0%
Shorebreak Hotel	Huntington Beach, California	157	78.7%	268.57	211.27	2.3%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	65.2%	458.60	298.90	(3.3)%
Havana Cabana Key West (3)	Key West, Florida	106	88.1%	186.82	164.61	26.0%
Hotel Emblem (4)	San Francisco, California	96	77.5%	233.85	181.20	8.1%
L'Auberge de Sedona	Sedona, Arizona	88	78.6%	596.05	468.42	6.6%
The Landing Resort & Spa	South Lake Tahoe, California	82	65.4%	321.13	210.11	8.1%
Orchards Inn Sedona	Sedona, Arizona	70	77.7%	244.33	189.96	0.7%
TOTAL/WEIGHTED AVERAGE		9,600	79.7%	$235.89	$187.96	0.7%
____________________

(1)	Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the nine months ended September 30, 2019.
(2) The percentage change from 2018 RevPAR reflects the comparable period in 2018 to our 2019 ownership period for all our hotels.
(3) Havana Cabana Key West closed on September 6, 2017 due to Hurricane Irma and reopened in April 2018. Accordingly, there is no operating information for the period from January 1, 2018 to March 31, 2018. The RevPAR change from 2018 compares the period from April 1 to September 30, 2019 to the comparable period of 2018.

(4)
Hotel Emblem closed on September 4, 2018 for a comprehensive renovation. Accordingly, there is no operating information for the period from September 4, 2018 to September 30, 2018. The RevPAR change from 2018 compares the period from January 1 to September 4, 2019 to the comparable period of 2018.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2019	2018	% Change
Rooms	$174.1	$165.8	5.0%
Food and beverage	50.6	42.9	17.9%
Other	15.6	12.1	28.9%
Total revenues	$240.3	$220.8	8.8%

Our total revenues increased $19.5 million from $220.8 million for the three months ended September 30, 2018 to $240.3 million for the three months ended September 30, 2019. This increase includes amounts that are not comparable quarter-over-quarter as follows:

•	$10.6 million increase from Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), which was acquired on December 12, 2018.

•	$0.8 million increase from Hotel Emblem, which was closed beginning September 4, 2018 for renovations and remained closed through the end of 2018.

Excluding these non-comparable amounts, our total revenues increased $8.1 million, or 3.7%.

The following are key hotel operating statistics for the three months ended September 30, 2019 and 2018. The 2018 amounts reflect the period in 2018 comparable to our ownership period in 2019 for Cavallo Point. The amounts presented also exclude the results from Frenchman's Reef for all periods presented and Hotel Emblem for the period from September 4, 2019 to September 30, 2019 and the comparable period of 2018 due to the closure of these hotels for all or a portion of the periods presented.

	Three Months Ended September 30,
	2019	2018	% Change
Occupancy %	82.6%	82.2%	0.4%
ADR	$238.35	$235.89	1.0%
RevPAR	$196.95	$193.90	1.6%

Food and beverage revenues increased $7.7 million from the three months ended September 30, 2018, which includes a $4.3 million increase from Cavallo Point, which is not comparable as the hotel was acquired on December 12, 2018. Excluding this non-comparable amount, food and beverage revenues increased $3.4 million, or 7.9%, primarily due to an increase in banquet and audio visual revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.2 million, primarily due to an increase in resort fees, parking and rents and commissions.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2019	2018	% Change
Rooms departmental expenses	$42.8	$41.8	2.4%
Food and beverage departmental expenses	34.3	29.0	18.3
Other departmental expenses	4.0	2.6	53.8
General and administrative	20.8	18.2	14.3
Utilities	5.6	5.6	0.0
Repairs and maintenance	8.8	8.0	10.0
Sales and marketing	17.0	15.7	8.3
Franchise fees	6.9	6.5	6.2
Base management fees	4.9	4.7	4.3
Incentive management fees	1.2	1.4	(14.3)
Property taxes	14.8	14.2	4.2
Other fixed charges	4.6	3.5	31.4
Uninsured costs related to natural disasters	6.4	1.5	326.7
Lease expense	3.1	3.0	3.3
Total hotel operating expenses	$175.2	$155.7	12.5%

Our hotel operating expenses increased $19.5 million from $155.7 million for the three months ended September 30, 2018 to $175.2 million for the three months ended September 30, 2019. The increase in hotel operating expenses includes amounts that are not comparable quarter-over-quarter as follows:

•
$4.9 million increase from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remains closed. The increase is primarily due to an increase in legal and professional fees incurred in connection with the ongoing insurance claim.

•	$7.4 million increase from Cavallo Point, which was acquired on December 12, 2018.

•	$0.3 million increase from Hotel Emblem, which was closed beginning September 4, 2018 for renovations and remained closed through the end of 2018.

Excluding the non-comparable amounts detailed above, hotel operating expenses increased $6.9 million, or 4.4%, from the three months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $3.1 million, or 11.8%, from the three months ended September 30, 2018. This is primarily due to depreciation from our 2018 acquisition of Cavallo Point and capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.8 million, or 39.7%, from $4.5 million for the three months ended September 30, 2018 to $6.3 million for the three months ended September 30, 2019 primarily due to the reversal of $2.4 million of severance costs previously recorded in the first quarter of 2018 related to a settlement agreement in the third quarter of 2018 with our former Chief Financial Officer, partially offset by various decreases, including professional fees, consulting fees, and employee compensation.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. In July 2018, we settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Frenchman's Reef insurance claim is ongoing. For the three months ended September 30, 2018, we recognized $8.2 million related to the claims for Frenchman's Reef, Havana Cabana Key West and The Lodge at Sonoma. We did not recognize any business interruption insurance income for the three months ended September 30, 2019.

Interest expense. Our interest expense was $14.2 million and $10.2 million for the three months ended September 30, 2019 and 2018, respectively, and was comprised of the following (in millions):

	Three Months Ended September 30,
	2019	2018
Mortgage debt interest	$6.7	$6.7
Term loan interest	3.5	2.7
Credit facility interest and unused fees	1.1	0.3
Amortization of debt issuance costs and debt premium	0.4	0.5
Capitalized interest	(0.6)	—
Interest rate swap mark-to-market and net settlements	3.1	—
	$14.2	$10.2

The increase in interest expense is primarily related to the $50 million unsecured term loan, which was funded in December 2018, the increased borrowing on the credit facility, the increased term loan funding in July 2019 and the mark-to-market of the interest rate swaps entered into in January 2019 and July 2019. The increase is partially offset by capitalized interest recognized related to Frenchman's Reef.

Loss on early extinguishment of debt. On July 25, 2019, we repaid the existing $100 million and $200 million term loans and recognized a $2.4 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance costs.

Income taxes. We recorded an income tax expense of $1.2 million for the three months ended September 30, 2019 and an income tax expense of $3.2 million for the three months ended September 30, 2018. The income tax expense for the three months ended September 30, 2019 includes $1.5 million of income tax expense on the $5.4 million pre-tax income of our domestic TRSs and foreign income tax benefit of $0.3 million incurred on the $6.2 million pre-tax loss of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended September 30, 2018 includes $2.4 million of income tax expense on the $8.7 million pre-tax income of our domestic TRSs and $0.8 million of income tax expense on the $5.9 million pre-tax income of the TRS that owns Frenchman's Reef.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2019	2018	% Change
Rooms	$492.4	$469.8	4.8%
Food and beverage	161.8	135.3	19.6%
Other	46.4	35.2	31.8%
Total revenues	$700.6	$640.3	9.4%

Our total revenues increased $60.3 million from $640.3 million for the nine months ended September 30, 2018 to $700.6 million for the nine months ended September 30, 2019. This increase includes amounts that are not comparable period-over-period as follows:

•	$2.9 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$4.5 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$30.6 million increase from Cavallo Point, which was acquired on December 12, 2018.

•	$0.8 million increase from Hotel Emblem, which was closed beginning September 4, 2018 for renovations and remained closed through the end of 2018.

Excluding these non-comparable amounts, our total revenues increased $20.3 million, or 3.2%.

The following are key hotel operating statistics for the nine months ended September 30, 2019 and 2018. The 2018 amounts reflect the period in 2018 comparable to our ownership period in 2019 for the Hotel Palomar Phoenix, The Landing Resort & Spa and Cavallo Point. The amounts presented also exclude the results from Frenchman's Reef for all periods presented, the Havana

Cabana Key West for the period from January 1 to March 31, 2019 and the comparable period of 2018, and Hotel Emblem for the period from September 4, 2019 to September 30, 2019 and the comparable period of 2018 due to the closure of these hotels for all or a portion of the periods presented.

	Nine Months Ended September 30,
	2019	2018	% Change
Occupancy %	79.6%	79.5%	0.1%
ADR	$235.75	$234.20	0.7%
RevPAR	$187.70	$186.30	0.8%

Food and beverage revenues increased $26.5 million from the nine months ended September 30, 2018, which includes amounts that are not comparable period-over-period as follows:

•	$0.3 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$0.3 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$1.7 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$12.9 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding these non-comparable amounts, food and beverage revenues increased $11.3 million, or 8.4%, primarily due to an increase in banquet and audio visual revenues.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $4.4 million, primarily due to an increase in resort fees, attrition and cancellation revenue and rents and commissions.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2019	2018	% Change
Rooms departmental expenses	$124.6	$118.0	5.6%
Food and beverage departmental expenses	103.9	88.2	17.8
Other departmental expenses	11.6	7.6	52.6
General and administrative	61.9	54.5	13.6
Utilities	15.6	15.6	0.0
Repairs and maintenance	26.1	23.9	9.2
Sales and marketing	49.6	45.9	8.1
Franchise fees	20.0	19.3	3.6
Base management fees	14.8	11.4	29.8
Incentive management fees	3.9	4.1	(4.9)
Property taxes	43.2	42.0	2.9
Other fixed charges	12.9	11.9	8.4
Severance costs	—	10.9	(100.0)
Uninsured costs related to natural disasters	11.4	1.3	776.9
Lease expense	9.6	8.6	11.6
Total hotel operating expenses	$509.1	$463.2	9.9%

Our hotel operating expenses increased $45.9 million from $463.2 million for the nine months ended September 30, 2018 to $509.1 million for the nine months ended September 30, 2019. The increase in hotel operating expenses includes amounts that are not comparable period-over-period as follows:

•
$10.8 million increase from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remains closed. In connection with the termination of the hotel manager of Frenchman's Reef in February 2018, we recognized $2.2 million of accelerated amortization of key money during the nine months ended September 30, 2018. This amortization reduced base management fees during the nine months ended September 30, 2018. The remaining increase period-over-period is primarily due to an increase in legal and professional fees incurred in connection with the ongoing insurance claim.

•	$1.4 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$2.8 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$22.4 million increase from Cavallo Point, which was acquired on December 12, 2018.

•	$0.3 million increase from Hotel Emblem, which was closed beginning September 4, 2018 for renovations and remained closed through the end of 2018.

We incurred $10.9 million of severance costs for the nine months ended September 30, 2018 related to payments made to unionized employees under a voluntary buyout program that commenced during the first quarter of 2018 at the Lexington Hotel New York.

Excluding the non-comparable amounts and the severance costs detailed above, hotel operating expenses increased $17.9 million, or 3.9%, from the nine months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $10.5 million, or 13.6%, from the nine months ended September 30, 2018. This is primarily due to depreciation from our 2018 hotel acquisitions and capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.4 million, or 6.1%, from $22.1 million for the nine months ended September 30, 2018 to $20.8 million for the nine months ended September 30, 2019 primarily due to $0.8 million of severance costs recognized in 2018 related to the departure of our former Chief Financial Officer, as well as various decreases, including professional fees, consulting fees, and employee compensation.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was impacted by smoke infiltration due to the wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. In July 2018, we settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Frenchman's Reef insurance claim is ongoing. For the nine months ended September 30, 2019, we recognized $8.8 million of business interruption insurance income related to the Frenchman's Reef insurance claim. For the nine months ended September 30, 2018, we recognized $16.3 million related to the claims for Frenchman's Reef, Havana Cabana Key West and The Lodge at Sonoma.

Interest expense. Our interest expense was $38.3 million and $30.4 million for the nine months ended September 30, 2019 and 2018, respectively, and was comprised of the following (in millions):

	Nine Months Ended September 30,
	2019	2018
Mortgage debt interest	$19.9	$20.3
Term loan interest	10.4	7.6
Credit facility interest and unused fees	2.8	1.0
Amortization of debt issuance costs and debt premium	1.5	1.5
Capitalized interest	(1.1)	—
Interest rate swap mark-to-market and net settlements	4.8	—
	$38.3	$30.4

The increase in interest expense is primarily related to the $50 million unsecured term loan, which was funded in December 2018, the increased borrowing on the credit facility, the increased term loan funding in July 2019 and the mark-to-market of the interest rate swaps entered into in January 2019 and July 2019. The increase is partially offset by capitalized interest recognized related to Frenchman's Reef.

Loss on early extinguishment of debt. On July 25, 2019, we repaid the existing $100 million and $200 million term loans and recognized a $2.4 million loss on early extinguishment of debt related to the write-off of unamortized debt issuance costs.

Income taxes. We recorded an income tax expense of $1.9 million for the nine months ended September 30, 2019 and an income tax expense of $2.9 million for the nine months ended September 30, 2018. The income tax expense for the nine months ended September 30, 2019 includes $2.0 million of income tax expense on the $7.4 million pre-tax income of our domestic TRSs and foreign income tax benefit of $0.1 million incurred on the $2.4 million pre-tax loss of the TRS that owns Frenchman's Reef. The income tax expense for the nine months ended September 30, 2018 includes $1.0 million of income tax expense on the $3.9 million pre-tax income of our TRSs and $1.9 million of income tax expense incurred on the $14.3 million pre-tax income of the TRS that owns Frenchman's Reef.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2019, we had $1.1 billion of debt outstanding with a weighted average interest rate of 3.87% and a weighted average maturity date of approximately 4.6 years. We maintain balance sheet flexibility with no near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

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
Share Repurchase Program

Our board of directors has approved a $250.0 million share repurchase program authorizing us to repurchase shares of our common stock. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements. During the nine months ended September 30, 2019, we repurchased 4,428,947 shares of our common stock at an average price of $9.65 per share for a total purchase price of $42.8 million. We retired all repurchased shares on their respective settlement dates. As of November 8, 2019, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

On July 25, 2019, we entered into a Fifth Amended and Restated Credit Agreement. The credit agreement increased the capacity of our senior unsecured credit facility from $300 million to $400 million, decreased the pricing and extended the maturity date to July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. In connection with amending our credit agreement, we repaid the existing $100 million and $200 million term loans on July 25, 2019.

Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of September 30, 2019, we had $75.0 million of borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

As of September 30, 2019, we are party to a $50 million unsecured term loan expiring in October 2023 and a $350 million unsecured term loan expiring in July 2024. Information about our senior unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, borrowings under mortgage debt, term loans, our senior unsecured credit facility, and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, repayments of borrowings under our senior unsecured credit facility, repayments of unsecured term loans, share repurchases, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs, and distributions to holders of common stock and units. As of September 30, 2019, we had $26.7 million of unrestricted corporate cash and $49.6 million of restricted cash, as well as $325 million borrowing capacity under our senior unsecured credit facility.

Our net cash provided by operations was $135.7 million for the nine months ended September 30, 2019. Our cash from operations generally consists of the net cash flow from hotel operations and insurance proceeds related to our hotels impacted by natural disasters, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $140.8 million for the nine months ended September 30, 2019, which is composed of capital expenditures at our operating hotels of $75.6 million and capital expenditures at Frenchman's Reef of $65.2 million.

Our net cash used in financing activities was $10.2 million for the nine months ended September 30, 2019, which consisted of $125.0 million draws on our senior unsecured credit facility and $350.0 million proceeds from our senior unsecured term loan, offset by $50.0 million repayments on our senior unsecured credit facility, $300.0 million repayments of senior unsecured term loans, $76.8 million of distribution payments to holders of common stock and units, $10.4 million of scheduled mortgage debt principal payments, $4.8 million of financing costs related to the amendment and restatement of our senior unsecured credit facility, $0.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $42.8 million to repurchase shares under our share repurchase program.

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

We have paid the following dividends to holders of our common stock and distributions to holders of operating partnership units during 2019 as follows:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125
October 11, 2019	September 30, 2019	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2019, we have set aside $44.5 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $75.6 million on capital improvements at our operating hotels during the nine months ended September 30, 2019. We expect to spend approximately $125 million on capital improvements at our operating hotels in 2019, which includes carryover from certain projects that commenced in 2018. Significant projects in 2019 include the following:

•
Hotel Emblem San Francisco: In January 2019, we completed the repositioning and rebranding of Hotel Emblem, which is now part of Viceroy's Urban Collection. As part of the renovation, we created two additional rooms at the hotel.

•
JW Marriott Denver Cherry Creek: We completed the renovation of the hotel's guestrooms and meeting space during the first quarter of 2019 and expect to renovate the public space later this year. As part of the guestrooms renovation, we created three additional rooms at the hotel.

•
Sheraton Suites Key West: We are completing a comprehensive repositioning renovation of the hotel, which includes upgrades to the resort’s entrance, lobby, restaurant, outdoor lounge, pool area and guestrooms. The renovation is expected to be substantially complete during the fourth quarter of 2019.

•
Vail Marriott: We substantially completed the second phase of the hotel renovation in the third quarter of 2019, which included the upgrade of the spa and fitness center. The scope of this project is consistent with the Company's multi-phased strategy to renovate the hotel to a luxury standard in order to position it for an upbranding in 2021 to close the rate gap with the luxury competitive set.

•	Worthington Renaissance: We completed the renovation of the hotel's lobby in September 2019 and expect to complete a repositioning of the restaurant outlets during the fourth quarter of 2019.

•	The Landing Resort & Spa Lake Tahoe: In third quarter of 2019, we completed the addition of five new guestrooms at the hotel.

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

•
Other Items: From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements (including adjustments related to property insurance settlements); costs incurred related to natural disasters; and gains from insurance proceeds, other than income related to business interruption insurance.

In addition, to derive Adjusted FFO we exclude any unrealized fair value adjustments to derivative instruments. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$11,574	$31,443	$49,628	$63,790
Interest expense	14,184	10,233	38,264	30,384
Income tax expense	1,217	3,174	1,939	2,939
Real estate related depreciation and amortization	29,474	26,369	87,805	77,304
EBITDA / EBITDAre	56,449	71,219	177,636	174,417
Non-cash lease expense and other amortization	1,750	1,343	5,249	3,842
Uninsured costs related to natural disasters (1)	6,378	1,690	11,445	3,005
Hotel manager transition and pre-opening items (2)	582	100	1,050	(1,699)
Loss on early extinguishment of debt	2,373	—	2,373	—
Severance costs (3)	—	(2,351)	—	11,691
Gain on property insurance settlement	—	(1,730)	—	(1,730)
Adjusted EBITDA	$67,532	$70,271	$197,753	$189,526
____________________

(1)	Represents professional fees and other costs incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.
(2)
Three months ended September 30, 2019 consist of (a) less than $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and manager transition costs related to the Westin Washington, D.C. City Center and (b) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona. Nine months ended September 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem, (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center and (c) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona. Three months ended September 30, 2018 consists of $0.1 million related to manager transition costs at L'Auberge de Sedona and Orchards Inn Sedona and pre-opening costs related to the reopening of the Havana Cabana Key West and Hotel Emblem. Nine months ended September 30, 2018 consists of (a) manager transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.4 million related to the reopening of the Havana Cabana Key West and Hotel Emblem, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement.

(3)
Three months ended September 30, 2018 consists of the reversal of expenses related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations. Nine months ended September 30, 2018 consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$11,574	$31,443	$49,628	$63,790
Real estate related depreciation and amortization	29,474	26,369	87,805	77,304
FFO	41,048	57,812	137,433	141,094
Non-cash lease expense and other amortization	1,750	1,343	5,249	3,842
Uninsured costs related to natural disasters (1)	6,378	1,690	11,445	3,005
Hotel manager transition and pre-opening items (2)	582	100	1,050	(1,699)
Gain on property insurance settlement	—	(1,730)	—	(1,730)
Loss on early extinguishment of debt	2,373	—	2,373	—
Severance costs (3)	—	(2,351)	—	11,691
Fair value adjustments to derivative instruments	3,143	—	4,790	—
Adjusted FFO	$55,274	$56,864	$162,340	$156,203
____________________

(1)	Represents professional fees and other costs incurred at our hotels impacted by Hurricanes Irma or Maria that have not been or are not expected to be recovered by insurance.
(2)
Three months ended September 30, 2019 consist of (a) less than $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and manager transition costs related to the Westin Washington, D.C. City Center and (b) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona. Nine months ended September 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem, (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center and (c) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona. Three months ended September 30, 2018 consists of $0.1 million related to manager transition costs at L'Auberge de Sedona and Orchards Inn Sedona and pre-opening costs related to the reopening of the Havana Cabana Key West and Hotel Emblem. Nine months ended September 30, 2018 consists of (a) manager transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.4 million related to the reopening of the Havana Cabana Key West and Hotel Emblem, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement.

(3)
Three months ended September 30, 2018 consists of the reversal of expenses related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations. Nine months ended September 30, 2018 consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York, which are classified within other hotel expenses on the consolidated statement of operations and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2019 was $1.1 billion, of which $250 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $2.5 million annually.

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps as discussed in Note 8 - Debt. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.
Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.
If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe as a result of the damage caused to Frenchman's Reef by Hurricane Irma. The insurers that remain party to this lawsuit are XL Insurance America, Inc., United Stated Fire Insurance Company, Lloyd's Underwriters Syndicate 1886 d/b/a QBE and MAPFRE Global Risks. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. The insurers' New York suit has been stayed pending a final resolution of the Company's suit in St. Thomas. Notwithstanding the litigation, the Company and its insurers continue to engage in discussions and negotiation regarding the Company's claim. If the claim cannot be settled, the parties are scheduled to go to trial in the U.S. Virgin Islands in January 2020.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2019	280,436	$9.96	280,436	$175,156
August 1 - August 31, 2019	—	$—	—	$175,156
September 1 - September 30, 2019	—	$—	—	$175,156
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

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

10.1
Fifth Amended and Restated Credit Agreement, dated as of July 25, 2019 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019)

10.2*†	Severance Agreement between DiamondRock Hospitality Company and Jeffrey Donnelly, dated as of August 8, 2019

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 8, 2019

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)