Form 10-K
period 2019-12-31
DiamondRock Hospitality Co
filed 2020-02-28
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland			20-1180098
(State of Incorporation)			(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1400,	Bethesda,	Maryland	20814
(Address of Principal Executive Offices)			(Zip Code)
(240) 744-1150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, $.01 par value	DRH	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 28, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, was $2.1 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 200,357,322 shares of its $0.01 par value Common Stock outstanding as of February 28, 2020.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019, are incorporated by reference in Part III herein.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for federal income tax purposes. As of December 31, 2019, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, the Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is currently closed due to damage incurred by Hurricanes Irma and Maria in September 2017 and is scheduled to re-open at the end of 2020 as two separate hotels.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

Our strategy is to apply aggressive asset management, conservative leverage, and disciplined capital allocation to high quality lodging properties in North American urban and resort markets with superior growth prospects and high barriers-to-entry. Our goal is to deliver long-term stockholder returns that exceed those generated by our peers through a combination of dividends and enduring capital appreciation.
Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party—either an independent operator or a brand operator, such as Marriott International, Inc. (“Marriott”).

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. We continuously analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale in order to increase our portfolio quality. We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and to being open and transparent in our communications with our stockholders.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “DRH”. We have been successful in acquiring, financing and asset managing our hotels. As of December 31, 2019, we had 31 full-time employees. Since our formation, we have sought to be forthright and transparent in our communications with investors, to actively monitor our corporate overhead and to adopt sound corporate governance practices.

Our Business Strategy

Our strategy is to apply aggressive asset management, conservative leverage, and disciplined capital allocation to high quality lodging properties in North American urban and resort markets with superior growth prospects and high barriers-to-entry.
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

High-Quality Urban and Destination Resort Hotels

As of December 31, 2019, we owned 31 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio by recycling capital from non-core hotels, located in slower growth markets, to higher quality hotels located primarily in high-growth urban and destination resort markets. We have repositioned our portfolio through the acquisition of urban and resort hotels that align with our strategic goals while disposing of non-core hotels. These acquisitions increased our urban exposure with acquisitions in cities such as San Diego, San Francisco, Boston, Denver, and Washington, D.C. Our resort exposure increased with acquisitions in locations such as Key West and Fort Lauderdale, Florida, Sedona, Arizona, and Sausalito, Huntington Beach and South Lake Tahoe, California. Five of our last six acquisitions have been resort destination hotels. Over 90% of our portfolio EBITDA for the year ended December 31, 2019 is derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, operator and brand diversity.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to continue to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions.

Our acquisition strategy focuses primarily on hotels that we believe present unique value-add opportunities. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator. This focus has helped us achieve the strategic goals of improving our portfolio's brand and management diversity.

We evaluate each hotel in our portfolio to assess the optimal brand and management strategy for the individual hotel and market. We leverage the leading global hotel brands at many of our hotels, which are flagged under a brand owned by Marriott or Hilton Worldwide Holdings, Inc. (“Hilton”). We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We regularly evaluate our portfolio to determine if there are opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort or amenity fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting under-utilized space to revenue-generating meeting space and implementing programs to reduce energy consumption and increase labor efficiency.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile and straight-forward capital structure with no preferred equity or convertible bonds. We maintain significant balance sheet flexibility with existing corporate cash, limited near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt as of December 31, 2019. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have limited near-term debt maturities and the majority of our debt is financed with long-term, fixed-rate mortgages with a well-laddered maturity schedule. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

As of December 31, 2019, our outstanding debt consists of a combination of property-specific mortgage debt, all of which bears interest at a fixed rate, unsecured term loans, and outstanding borrowings on our senior unsecured credit facility. We prefer that at least half of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.6% of the limited partnership units (“OP units”) of our operating partnership. The remaining 0.4% of the OP units are held by third parties. These OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate ("Cavallo Point") in December 2018. Each OP unit currently owned by holders other than is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of the Company's common stock or, at our election, one share of the Company's common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2019, limited partners held 792,131 OP units. In the future, we may issue additional OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

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

ADA Regulation

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require removal of structural barriers to access by individuals with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA. However, noncompliance with the ADA could result in payment of civil penalties, damages, and attorneys' fees and costs. The obligation to comply with the ADA is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard.

Employees

As of December 31, 2019, we employed 31 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union; however, the employees of our hotel managers at the Lexington Hotel New York, Courtyard Manhattan/Fifth Avenue, Courtyard Manhattan/Midtown East, Hilton Garden Inn/Times Square, Westin Boston Waterfront Hotel, and Hilton Boston Downtown are currently represented by labor unions and are subject to collective bargaining agreements.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, windstorm, business interruption and rental loss insurance covering all of the properties in our portfolio. Frenchman's Reef is covered under a builders risk policy with similar coverage described above. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

DiamondRock Hospitality Company is traded on the NYSE under the symbol “DRH”.

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

Taxation of the Operating Partnership

Previously, our operating partnership was disregarded as an entity separate from us for U.S. federal income tax purposes but since September 1, 2018, our operating partnership has been treated as a partnership for U.S. federal income tax purposes. As a result, the discussion under “Material U.S. Federal Income Tax Considerations — Taxation of the Operating Partnership” is revised as follows:

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

Before September 1, 2018, our operating partnership was a disregarded entity for U.S. federal income tax purposes because we owned 100% of the interests in it, directly or through other disregarded entities. Since September 1, 2018, our operating partnership has been treated as a partnership for U.S. federal income tax purposes. Generally, a domestic unincorporated entity with two or more partners is treated as a partnership for U.S. federal income tax purposes unless it affirmatively elects to be treated as a corporation. However, certain “publicly traded partnerships” are treated as corporations for U.S. federal income tax purposes. We intend to comply with one or more exceptions from treatment as a corporation under the publicly traded partnership rules. Failure to qualify for such an exception generally would prevent us from qualifying as a REIT.

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

New TRSs

In September 2018, our indirect subsidiaries, DiamondRock Cayman Islands, Inc., a Cayman Island corporation, and CPFB Holdings, LLC, a Delaware limited liability company, elected to be treated as TRSs. Generally the provisions under “Material U.S. Federal Income Tax Considerations” in the prospectus that discuss TRSs should apply to DiamondRock Cayman Islands, Inc. and CPFB Holdings, LLC, including, but not limited to, the discussion of TRS lessees as CPFB Holdings, LLC has formed such a subsidiary.

IRS Guidance on Recent Tax Legislation

In September 2018, the Internal Revenue Service (the “IRS”) issued guidance clarifying that global intangible low-tax income (“GILTI”) earned by certain foreign subsidiary corporations that is included in a REIT’s taxable income is qualifying REIT income for purposes of the 95% gross income test. As a result, the fourth, fifth and sixth sentences in the second paragraph under “Material U.S. Federal Income Tax Considerations — Recent Tax Legislation” in the prospectus are deleted and replaced with the following:

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

Recent FATCA Regulations

On December 18, 2018, the IRS promulgated proposed Treasury Regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds of a disposition of property that can produce U.S. source interest or dividends and thus implicate certain tax-related disclosures contained in the prospectus. While these proposed Treasury Regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed Treasury Regulations (subject to certain limited exceptions). As a result, the discussion under “Material U.S. Federal Income Tax Considerations — FATCA Withholding and Reporting” in the prospectus is revised as follows:

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

Recent FIRPTA Proposed Regulations
On June 7, 2019, the Internal Revenue Service promulgated proposed Treasury Regulations under Section 897 of the Code regarding qualified foreign pension funds. While these proposed Treasury Regulations have not yet been finalized, taxpayers generally may rely on the proposed Treasury Regulations. As a result, the prospectus is revised so that the second paragraph under “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders—Special FIRPTA Rules” is replaced with the following paragraph:
For FIRPTA purposes, neither a “qualified foreign pension fund” (as defined below) nor a “qualified controlled entity” (as defined below) is treated as a non-U.S. shareholder. Accordingly, the U.S. federal income tax treatment of ordinary dividends received by qualified foreign pension funds and qualified controlled entities will be determined without regard to the FIRPTA rules discussed above, and their gain from the sale or exchange of our stock, as well as our capital gain dividends and distributions treated as gain from the sale or exchange of our stock, will not be subject to U.S. federal income tax unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the qualified controlled entity’s) conduct of a U.S. trade or business. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) such foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. A “qualified controlled entity” for purposes of the above summary means an entity all the interests of which are held by a qualified foreign pension fund. Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships.

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. gross domestic product (“GDP”) growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in key gateway cities and destination resort locations in the U.S., our business may be particularly sensitive to changes in foreign exchange rates or a negative international perception of the U.S. arising from its political or other positions. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will continue to experience improving economic fundamentals in the future but we cannot assure you how long the growth period of the current lodging cycle will last. However, in the event conditions in the industry deteriorate or do not continue to see sustained improvement as we expect, or there is an extended period of economic weakness, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

Our hotels are subject to significant competition.

Currently, the markets where our hotels are located are very competitive. However, a material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of our major markets, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be materially adversely affected. For 2020, we currently project a 3.3% increase in supply for the top-25 urban markets. We expect certain markets where we own hotels will exceed this expected average of supply growth.

We own four hotels in New York City, representing 15% of our portfolio measured by number of rooms as of December 31, 2019. For 2020, we currently project a 6.5% increase in supply in the New York City market.

We own two hotels in Boston that represent approximately 12% of our portfolio measured by number of rooms as of December 31, 2019. For 2020, we currently project a 4.4% increase in supply in the Boston market.

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

•
federal government shutdowns, airline strikes, civil unrest, active shooter attacks, acts of God, including earthquakes, floods, wildfires, hurricanes and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

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

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown, the Westin Boston Waterfront Hotel, the Hotel Palomar Phoenix and Cavallo Point, as well as the ground lease underlying our annex sublease at the Orchards Inn Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

Some of our hotels are subject to rights of first offer that may limit our ability to sell our hotels.

We are subject to a franchisor’s or operator’s right of first offer, in some instances under our franchise agreements or management agreements. Such provisions may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

We may be subject to unknown or contingent liabilities related to recently sold or acquired hotels, as well as hotels that we may sell or acquire in the future.

Our recently sold or acquired hotels, as well as hotels we may sell or acquire in the future, may be subject to unknown or contingent liabilities for which we may be liable to the buyers or for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under our transaction agreements related to the sale or purchase of a hotel may survive for a defined period of time after the completion of the transaction.

Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible, or an aggregate cap on losses. As a result, there is no guaranty that we will not be obligated to reimburse buyers for their losses or that we will be able to recover any amounts with respect to losses due to breaches by sellers of their representations and warranties.

In addition, the total amount of costs and expenses may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our operating results and cash flows.

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

There are significant risks associated with redevelopment of Frenchman’s Reef & Morning Star Beach Resort (“Frenchman’s Reef”).

In September 2017, Frenchman’s Reef closed as a result of significant damage from Hurricane Irma and, to a lesser extent, Hurricane Maria, and it remains closed. The surrounding community also sustained significant damage, which may lead to a prolonged decline in local tourism, inadequate local infrastructure, an insufficient labor pool to rebuild our hotel, and increases in the cost of both building materials and insurance.

We are in the process of rebuilding Frenchman’s Reef and expect the hotel to re-open at the end of 2020 as two separate hotels. In 2019, we entered into a franchise agreement with Marriott to brand the two hotels as a Marriott and an Autograph Collection hotel, and we entered into a management agreement with Aimbridge Hospitality to manage each of the hotels. As with any capital improvement project we undertake, this renovation is subject to cost overruns and delays, but given the project’s complexity and geographical challenges, we may be more susceptible to these risks. The occurrence of any of these or other effects could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In December 2019, we reached a definitive settlement of our outstanding insurance claim related to Hurricane Irma. Under the terms of the settlement agreement, we agreed to resolve its claim for total insurance payments of $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to amounts previously agreed to for Havana Cabana Key West. The settlement amount includes proceeds previously received of $85.0 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively.

In the event of natural disasters caused by climate change or otherwise, terrorist attacks, active shooter attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Eight of our hotels (Frenchman's Reef, The Lodge at Sonoma, Westin San Diego, Hotel Emblem, Renaissance Charleston Historic District, Shorebreak Hotel, The Landing Resort & Spa, and Cavallo Point) are located in areas that are seismically active. Five of our hotels (Frenchman's Reef, Havana Cabana Key West, Sheraton Suites Key West, Westin Fort Lauderdale Beach Resort, and Renaissance Charleston Historic District) are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks or active shooter attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 73% of our total revenues in 2019. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, a changing climate in the area of any of our hotels, outbreaks of diseases, such as Zika, Ebola, Coronavirus, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such events may result in decreases in consumer discretionary spending, including the frequency with which our customers choose to stay at hotels or the amount they spend on hotels, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida and U.S. Virgin Islands hotels (Frenchman's Reef, Westin Fort Lauderdale Beach Resort, Havana Cabana Key West, and Sheraton Suites Key West) each have a deductible of 5% of total insured value for a named storm and the Renaissance Charleston Historic District hotel has a deductible of 2% of total insured value. In addition, each of our California hotels (Westin San Diego, Hotel Emblem, Shorebreak Hotel, The Lodge at Sonoma, and Cavallo Point) have a deductible of 5% of total insured value for damage due to an earthquake. Due to the damage sustained by Frenchman’s Reef as a result of Hurricanes Irma and Maria in 2017, we submitted a significant insurance claim, which was recently settled. This claim and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

Various types of catastrophic losses, like earthquakes, floods, wildfires, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

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

As of December 31, 2019, 20 of our 31 hotels operate under brands owned by Marriott and three of our hotels operate under brands owned by Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

As of December 31, 2019, 14 of our hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

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

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. For instance, in 2016, Marriott acquired Starwood Hotels & Resorts, resulting in the increased portfolio concentration in the Marriott brand family (20 of our 31 hotels). We believe Marriott may use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

We hold a leasehold or subleasehold interest in all or a portion of the land underlying nine of our hotels (Bethesda Marriott Suites, Courtyard Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown, Westin Boston Waterfront Hotel, Shorebreak Hotel, JW Marriott Denver, Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and the parking lot at another of our hotels (Renaissance Worthington). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with less than 40 years remaining, such as the Salt Lake City Marriott Downtown, which has 35 years remaining, and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Furthermore, unless we purchase a fee simple interest in the land and improvements subject to our ground leases, we will not have any economic interest in the land or improvements at the expiration of our ground leases and therefore we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel.

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

We have entered into management agreements with third-party managers to operate our hotels. Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. For example, a strike at the Westin Boston Waterfront Hotel negatively impacted our hotel operations in 2018. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

Actions by federal, state or local jurisdictions could have a material adverse effect on our business.

Several local jurisdictions in the U.S. have enacted, or considered, legislation increasing the minimum wage for workers in the jurisdiction. Some of this legislation applies to hotels only. If a jurisdiction in which the Company owns a hotel adopts such legislation, then the cost to operate the hotel may increase significantly and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

The Department of Labor has adopted regulations, effective as of January 1, 2020, that have the effect of increasing the number of workers entitled to overtime. We expect these regulations may result in higher operating costs and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The ownership of hotels is very capital intensive. We finance the acquisition of our hotels with a mixture of equity and long-term debt, while we traditionally finance renovations and operating needs with cash provided from operations or with borrowings from our corporate credit facility. Our mortgage loans typically have a large balloon payment due at their maturity. Generally, we find it more efficient to place a significant amount of debt on a small number of our hotels while we try to maintain a significant number of our hotels unencumbered.

During periods of economic recession, it could be difficult for us to borrow money. In recent years, a significant percentage of hotel loans were made by lenders who sold such loans to securitized lending vehicles, such as commercial mortgage backed security (“CMBS”) pools. If the market for new CMBS issuances results in CMBS lenders making fewer loans, there is a risk that the debt capital available to us could be reduced.

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

Changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates, may adversely affect us.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps as discussed in Note 8 - Debt. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

Certain risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.

If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2019, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-

U.S. taxes on our income or properties, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. In addition, we may be subject to federal, state, local or non-U.S. taxes in other various circumstances. Any federal or state taxes that we pay will reduce our cash available for distribution to our stockholders.

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

We believe that our operating partnership will continue to be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS were to determine that our operating partnership was properly treated as a corporation, our operating partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing the operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

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

We have entered into an agreement with each of our senior executive officers that provides each of them benefits in the event that his or her employment is terminated by us without cause, by him or her for good reason or under certain circumstances following a change of control of our company.

We have entered into an agreement with each of our senior executive officers that provides each of them with severance benefits if his or her employment is terminated under certain circumstances following a change of control of our company. Certain of these benefits and the related tax indemnity in the case of certain executive officers could prevent or deter a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Our December 2018 acquisition of Cavallo Point was partially funded by the issuance by our operating partnership of OP units, which became redeemable by the sellers after the one-year anniversary of such issuance for cash or, at our election, on a one-for-one basis for shares of our common stock. Pursuant to the terms of the contribution agreement governing our acquisition of Cavallo Point, if any of the OP units are outstanding seven years after their issuance, we have the option to redeem them for cash or shares of our common stock, at our election. In the future, our operating partnership may issue additional OP units to acquire additional properties or portfolios. Such OP unit issuances would reduce our ownership interest in the operating partnership and may in the future result in dilution of our shareholders’ equity interests.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2019.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Waterfront Hotel	Boston	Massachusetts	Upper Upscale	Full Service	793	Marriott (2)
Lexington Hotel New York	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown	Salt Lake City	Utah	Upper Upscale	Full Service	510	Marriott
Renaissance Worthington	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Beach Resort (3)	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	Aimbridge Hospitality
Westin San Diego	San Diego	California	Upper Upscale	Full Service	436	Interstate Hotels & Resorts (4)
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	433	HEI Hotels & Resorts
Westin Washington, D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	Davidson Hotels & Resorts
Hilton Boston Downtown	Boston	Massachusetts	Upper Upscale	Full Service	403	Davidson Hotels & Resorts
Vail Marriott Mountain Resort & Spa	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Marriott Atlanta Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Marriott
Courtyard Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
The Gwen Chicago	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Interstate Hotels & Resorts (4)
Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
JW Marriott Denver at Cherry Creek	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Marriott
Sheraton Suites Key West	Key West	Florida	Upper Upscale	Full Service	184	Ocean Properties
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Marriott
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston Historic District	Charleston	South Carolina	Upper Upscale	Full Service	166	Marriott
Shorebreak Hotel	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Ft. Baker Management LLC
Havana Cabana Key West	Key West	Florida	Upscale	Select Service	106	Ocean Properties
Hotel Emblem	San Francisco	California	Upper Upscale	Full Service	96	Viceroy Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Evolution Hospitality
The Landing Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Evolution Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Evolution Hospitality
Total					10,102
_____________

(1)	As defined by STR, Inc.

(2)	We terminated the management agreement with Marriott effective January 14, 2020. As of January 15, 2020, the hotel is managed by Interstate Hotels & Resorts.

(3)
The hotel is currently closed as a result of the damage incurred by Hurricanes Irma and Maria in September 2017. We entered into a management agreement with Aimbridge Hospitality effective April 5, 2019.

(4)	In October 2019, Interstate Hotels & Resorts merged with Aimbridge Hospitality.

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

Property	Manager	Terminable	Expiration Date of Current Term	Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
Atlanta Alpharetta Marriott	Marriott	No	12/2030	Two ten-year periods
Bethesda Marriott Suites	Marriott	2022 with no fee	12/2025	Two ten-year periods
Westin Boston Waterfront Hotel (2)	Marriott	No (2)	12/2026	None
Cavallo Point, The Lodge at the Golden Gate	Passport Resorts	At will with fee	6/2023	One five-year period
Chicago Marriott Downtown	Marriott	No	12/2038	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	At will with no fee	7/2021	None
Courtyard Manhattan/Fifth Avenue	Marriott	No	12/2035	None
Courtyard Manhattan/Midtown East	HEI Hotels & Resorts	At will with fee	8/2027	None
Frenchman's Reef & Morning Star Beach Resort (3)	Aimbridge Hospitality	At will with fee	To be determined (4)	One five-year period
The Gwen Chicago	HEI Hotels & Resorts	At will with fee	6/2026	None
Havana Cabana Key West	Ocean Properties	At will with no fee	12/2026	Two five-year periods
Hilton Boston Downtown	Davidson Hotels & Resorts	At will with no fee	11/2024	None
Hilton Burlington	Interstate Hotels & Resorts (5)	At will with no fee	N/A	Month-to-month
Hilton Garden Inn New York City/Times Square Central	Highgate Hotels	No	12/2024	One five-year period (6)
Hotel Emblem	Viceroy Hotels & Resorts	At will with fee	12/2027	One five-year period
Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	2020 upon sale with fee; 2023 upon sale with no fee	12/2027	One five-year period (7)
JW Marriott Denver at Cherry Creek	Sage Hospitality	At will with no fee	5/2021	None
L'Auberge de Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
Lexington Hotel New York	Highgate Hotels	2019 upon sale with fee; 2020 upon sale with no fee	5/2021	One five-year period (6)
Orchards Inn Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
Renaissance Charleston Historic District	Marriott	Upon sale with fee	12/2021	Two five-year periods
Renaissance Worthington	Marriott	No	12/2031	Two ten-year periods
Salt Lake City Marriott Downtown	Marriott	No	12/2026	Two fifteen-year periods
Sheraton Suites Key West	Ocean Properties	No	7/2027	None
Shorebreak Hotel	Kimpton Hotel & Restaurant Group	At will with fee	2/2025	None
The Landing Resort & Spa	Evolution Hospitality	At will with fee	9/2024	One five-year period
The Lodge at Sonoma, a Renaissance Resort & Spa	Marriott	No	12/2025	One ten-year period
Vail Marriott Mountain Resort & Spa	Vail Resorts	Upon sale with fee	12/2020	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with fee; 2023 with no fee	12/2024	None
Westin San Diego	Interstate Hotels & Resorts (5)	At will with no fee	N/A	Month-to-month
Westin Washington D.C. City Center	Davidson Hotels & Resorts	At will with fee	5/2024	One five-year period

____________________

(1)	Certain agreements allow for other extension rights that may be only at our option.

(2)
We terminated the management agreement with Marriott effective January 14, 2020 upon mutual agreement. As of January 15, 2020, the hotel is managed by Interstate Hotels & Resorts. The management agreement with Interstate Hotels & Resorts expires in January 2025, at which time the term may continue on a month-to-month basis. The management agreement is terminable at will with a fee.

(3)	The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria. We entered into a management agreement with Aimbridge Hospitality effective April 5, 2019.

(4)	Current term will expire on the fifth anniversary of the hotel's opening date, which is to be determined.

(5)	In October 2019, Interstate Hotels and Resorts merged with Aimbridge Hospitality.

(6)	Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.

(7)	Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2026 and 2027. The manager did not earn an incentive management fee in 2019.

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

The following table sets forth the base management fee, incentive management fee and furniture, fixture and equipment (“FF&E”) reserve contribution, generally due and payable each fiscal year, for each of our hotels:

Property	Base Management Fee (1)		Incentive Management Fee (2)		FF&E Reserve Contribution (1)
Atlanta Alpharetta Marriott	2%	(3)	25%		5%
Bethesda Marriott Suites	3%		50%	(4)	5%	(5)
Westin Boston Waterfront Hotel (6)	2.5%		20%		4%
Cavallo Point, The Lodge at the Golden Gate	2.5%		5%		4%
Chicago Marriott Downtown	2%	(7)	18%	(8)	5%
Courtyard Denver Downtown	1.5%	(9)	10%		4%
Courtyard Manhattan/Fifth Avenue	6%		25%		4%
Courtyard Manhattan/Midtown East	1.75%		15%		4%
Frenchman's Reef & Morning Star Beach Resort (10)	2.5%	(11)	10%		2%	(12)
The Gwen Chicago	2.25%		15%		4%
Havana Cabana Key West	3%		10%		4%
Hilton Boston Downtown	2%		10%		4%
Hilton Burlington	1.5%	(13)	10%		4%
Hilton Garden Inn New York City/Times Square Central	3%		20%		4%
Hotel Emblem	2.75%		15%		4%
Hotel Palomar Phoenix	3.5%		20%		4%
JW Marriott Denver at Cherry Creek	2.5%		10%		4%
L'Auberge de Sedona	2.25%	(14)	15%		2%	(15)
Lexington Hotel New York	3%		20%		5%
Orchards Inn Sedona	2.25%	(14)	15%		2%	(15)
Renaissance Charleston Historic District	3.5%		20%		5%
Renaissance Worthington	3%		25%		5%
Salt Lake City Marriott Downtown	2%	(16)	20%		5%
Sheraton Suites Key West	3%		10%		4%
Shorebreak Hotel	2.5%		15%		4%
The Landing Resort & Spa	1.25%	(17)	15%		2%	(15)
The Lodge at Sonoma, a Renaissance Resort & Spa	3%		20%		5%
Vail Marriott Mountain Resort & Spa	3%		20%		4%
Westin Fort Lauderdale Beach Resort	2%		15%		4%
Westin San Diego	1.5%	(13)	10%		4%
Westin Washington D.C. City Center	2%		15%		4%
______________

(1)	As a percentage of gross revenues.

(2)	As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.

(3)	The base management fee is 2% of gross revenues between February 2018 and January 2021 and will increase to 3% of gross revenues thereafter through the remainder of the term.

(4)	The owner's priority expires in 2028, after which the manager will receive 50% of the hotel's operating profits.

(5)	The contribution is reduced to 1% until operating profits exceed an owner's priority of $4.4 million.

(6)
We terminated the management agreement with Marriott effective January 14, 2020. As of January 15, 2020, the hotel is managed by Interstate Hotels & Resorts. Under the management agreement with Interstate Hotels & Resorts, base management fees are 1% of total revenues, incentive management fees are 15% of operating profit exceeding owner's priority, and the FF&E reserve contribution is 4% of total revenues.

(7)	The base management fee decreased from 3.0% to 2.0% for October 2017 through September 2021 and will then revert back to 3% for the remainder of the term.

(8)
Calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's multi-year property renovation is treated as a deduction in calculating net operating income.

(9)	The base management fee is a sum of 1.5% of gross revenues and 1.5% of gross operating profit.

(10)	The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria. We entered into a management agreement with Aimbridge Hospitality, effective April 5, 2019.

(11)
Base management fees are calculated are 2.5% of total operating revenues beginning on the opening date of the hotel, decreases to 2% beginning on the second anniversary of the opening date, and decreases to 1.5% beginning on the third anniversary of the opening date through the remainder of the term.

(12)
The contribution is 2% of total operating revenues beginning on the opening date of the hotel, increases to 3% on the first anniversary of the opening date, and increases to 4% on the second anniversary of the opening date through the remainder of the term.

(13)	Total management fees are capped at 2.5% of gross revenues.

(14)	Prior to October 2019, the base management fee was 1.0% of gross revenues under the previous hotel manager.

(15)	The contribution increases to 3% beginning October 2020 and increases to 4% beginning October 2021 through the remainder of the term.

(16)	The base management fee decreased from 3% to 1.5% beginning May 2016 and increased to 2.0% in May 2018 and will increase to 3.0% in May 2021 through the remainder of the term.

(17)	Prior to October 2019, the base management fee was 1.5% of gross revenues under the previous hotel manager.

Additional information regarding fees incurred under hotel management agreements can be found in Note 11 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 14 franchised hotels:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
Courtyard Denver Downtown	10/2027	5.5% of gross room sales (1)
Courtyard Manhattan/Midtown East	8/2042	6% of gross room sales
Frenchman's Reef & Morning Star Beach Resort (2)	To be determined (2)	Ranging from 5% to 6% of gross room sales and up to 3% of gross food and beverage sales (3)
The Gwen Chicago	9/2035	4% of gross room sales (4)
Hilton Boston Downtown	7/2022	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Burlington	7/2032	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales (5)
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
JW Marriott Denver at Cherry Creek	10/2026	6% of gross room sales and 3% of gross food and beverage sales
Lexington Hotel New York	3/2032	5% of gross room sales
Sheraton Suites Key West (6)	2/2026	5% of gross room sales
Vail Marriott Mountain Resort & Spa	12/2021	6% of gross room sales plus 3% of gross food and beverage sales
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego	12/2030	7% of gross room sales and 3% of gross food and beverage sales
Westin Washington D.C. City Center	12/2030	7% of gross room sales and 3% of gross food and beverage sales
______________

(1)	In October 2017, the franchise fee was reduced to 4.5% of gross room sales. The franchise fee reverted back to 5.5% of gross room sales beginning October 2019.

(2)
The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria and is schedule to re-open at the end of 2020 as two separate hotels. We entered into two separate franchise agreements with Marriott on October 4, 2019, which expire on the 20th anniversary of each of the hotels' opening dates.

(3)
The franchise fees, which currently range from 5% to 6% of gross room sales and up to 3% of gross food and beverage sales beginning on the opening date of the hotels, decrease to 3% to 4% of gross room sales and up to 2% of gross food and beverage sales on the second anniversary of the opening dates, increase to 4% to 5% of gross room sales and up to 2.5% of gross food and beverage sales on the fourth anniversary of the opening dates, and increase to 5% to 6% of gross room sales and up to 3% of gross food and beverage sales on the fifth anniversary of the opening dates through the remainder of the term.

(4)	The franchise fee will increase to 4.5% of gross room sales beginning September 2020 through the remainder of the term.

(5)
Prior to August 2018, the franchise fee was 3% of gross room sales. The franchise fee increased to 4% of gross room sales beginning August 2018 and increased to 5% of gross room sales beginning August 2019 through the remainder of the term.

(6)	On November 26, 2019, we gave notice to terminate the management agreement with Marriott, effective May 31, 2020. As of June 1, 2020, the hotel will be independent.

Subsequent to December 31, 2019, we entered into a franchise agreement with Marriott for the Westin Boston Waterfront Hotel. The franchise agreement expires in December 2026. Under the franchise agreement with Marriott, franchise fees are 5% of gross room sales and 1% of gross food and beverage sales. In January 2023, the franchise fee will increase to 6% of gross room sales and 2% of gross food and beverage sales. In January 2026, the franchise fee will increase to 7% of gross room sales and 3% of gross food and beverage sales through the remainder of the term.

Additional information regarding fees incurred under franchise agreements can be found in Note 11 to our accompanying consolidated financial statements.

Mortgage Debt

Eight of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 8 to our accompanying consolidated financial statements.

Ground Leases

Nine of our hotels and one parking garage are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Notes 4 and 12 to our accompanying consolidated financial statements.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe the Company as a result of the damage caused to Frenchman's Reef by Hurricane Irma. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. In December 2019, the Company and each of the insurers remaining in the lawsuit settled the claim for $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to amounts previously agreed to for the Havana Cabana Key West. The settlement amount includes proceeds previously received of $85.0 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively. As of February 28, 2020, the Company has received all the proceeds of the settlement and the suit has been dismissed in both St. Thomas, U.S. Virgin Islands and New York.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 31, 2019 was $11.08 per share.

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

The graph assumes an initial investment on December 31, 2014 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

5 Year Total Returns Graph
$200.00
$150.00
$100.00
$50.00
$-
12/31/14
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
DiamondRock Hospitality Total Return
S&P 500 Total Return
Dow Jones US Hotels Total Return

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019
DiamondRock Hospitality Company Total Return	$100.00	$67.69	$85.17	$87.19	$72.45	$93.94
S&P 500 Total Return	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Dow Jones U.S. Hotels Total Return	$100.00	$72.62	$90.24	$96.31	$84.29	$97.72

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), except as shall be expressly set forth by specific reference in such filing.

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

Stockholder Information

As of February 21, 2020, there were 15 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 21, 2020, there were 13 holders of OP units (in addition to the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2019 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,986,173 (1)	— (2)	4,730,978
Equity compensation plans not approved by security holders	—	—	—
Total	1,986,173	—	4,730,978
__________________________________

(1)	Includes 1,189,641 shares of common stock issuable pursuant to our deferred compensation plan and 796,532 shares of common stock issuable upon the achievement of certain performance conditions.

(2)	Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2019 Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2019	—	$—	—	$175,156
November 1 - November 30, 2019	3,150 (2)	$10.21	—	$175,156
December 1 - December 31, 2019	—	$—	—	$175,156
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

Fourth Quarter 2019 Sales of Unregistered Securities

On December 26, 2019, 4,553 OP units were redeemed for 4,553 shares of our common stock.  These shares of our common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Item 6.   Selected Financial Data

The selected historical financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 has been derived from our audited historical financial statements. The selected historical financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, and the related notes contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Revenues:
Rooms	$661,153	$631,048	$635,932	$650,624	$673,578
Food and beverage	215,261	184,097	183,049	194,756	208,173
Other	61,677	48,559	51,024	51,178	49,239
Total revenues	938,091	863,704	870,005	896,558	930,990
Operating expenses:
Rooms	166,937	158,078	158,534	159,151	163,549
Food and beverage	137,916	118,709	120,460	125,916	137,297
Management fees	25,475	22,159	21,969	30,143	30,633
Franchise fees	26,932	26,178	23,970	21,817	22,022
Other hotel expenses	333,505	296,535	278,302	280,988	295,601
Impairment losses	—	—	3,209	—	10,461
Hotel acquisition costs	—	—	2,028	—	949
Corporate expenses	28,231	28,563	26,711	23,629	24,061
Depreciation and amortization	118,110	104,524	99,090	97,444	101,143
Business interruption insurance income	(8,822)	(19,379)	(4,051)	—	—
Gain on property insurance settlement	(144,192)	(1,724)	—	—	—
Total operating expenses	684,092	733,643	730,222	739,088	785,716
Interest and other income, net	(1,197)	(1,806)	(1,820)	(762)	(688)
Interest expense	46,584	40,970	38,481	41,735	52,684
Gain on repayments of notes receivable	—	—	—	—	(3,927)
Loss (gain) on sales of hotel properties, net	—	—	764	(10,698)	—
Loss on early extinguishment of debt	2,373	—	274	—	—
Income before income taxes	206,239	90,897	102,084	127,195	97,205
Income tax expense	(22,028)	(3,101)	(10,207)	(12,399)	(11,575)
Net income	184,211	87,796	91,877	114,796	85,630
Less: Net income attributable to noncontrolling interests	(724)	(12)	—	—	—
Net income attributable to common stockholders	$183,487	$87,784	$91,877	$114,796	$85,630

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for per share data)
Earnings per share:
Net income per share attributable to common stockholders, basic	$0.91	$0.43	$0.46	$0.57	$0.43
Net income per share attributable to common stockholders, diluted	$0.90	$0.43	$0.46	$0.57	$0.43
Other data:
Dividends declared per common share	$0.50	$0.50	$0.50	$0.50	$0.50

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data:
Property and equipment, net	$3,026,769	$2,944,617	$2,692,286	$2,646,676	$2,882,176
Cash and cash equivalents	122,524	43,863	183,569	243,095	213,584
Total assets	3,425,766	3,197,580	3,100,858	3,050,908	3,312,510
Total debt	1,090,099	977,966	937,792	920,539	1,169,749
Total liabilities	1,504,704	1,306,987	1,267,213	1,214,121	1,487,905
Stockholders' equity	1,912,490	1,882,897	1,833,645	1,836,787	1,824,605

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2019, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef, is currently closed due to damage incurred by Hurricanes Irma and Maria in September 2017 and is scheduled to re-open at the end of 2020 as two separate hotels.

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•	Occupancy percentage;

•	Average Daily Rate (or ADR);

•	Rooms Revenue per Available Room (or RevPAR);

•	Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA), EBITDAre, and Adjusted EBITDA; and

•	Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of our total revenues for the year ended December 31, 2019 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Overview of 2019

Key highlights for 2019 include the following:

Financing Activity. On July 25, 2019, we entered into an amended and restated credit agreement that provides for a $400 million senior unsecured revolving credit facility and a five-year $350 million unsecured term loan. We used the proceeds from the new term loan to repay our previously existing $100 million and $200 million term loans. The senior unsecured credit facility matures in July 2023, with a one-year extension option, and the term loan matures in July 2024.

Insurance Settlement. Frenchman's Reef is currently closed due to damage incurred by Hurricanes Irma and Maria in September 2017 and is expected to re-open at the end of 2020 as two separate hotels. In December 2019, the Company and the insurers reached a definitive settlement of our outstanding insurance claim related to Hurricane Irma. Under the terms of the settlement agreement, we agreed to resolve the claim for total insurance payments of $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to amounts previously agreed to for the Havana Cabana Key West. The settlement amount includes proceeds previously received of $85.0 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2019, we recognized $8.8 million of business interruption insurance income under the insurance claim.

Outlook for 2020

Although economic indicators such as GDP growth, corporate earnings, consumer confidence and employment reflect a stable U.S. economy, we expect RevPAR growth to modestly decelerate in 2020, due to growth in the supply of competitive accommodations and the negative impact on travel demand related to the expanding outbreak of Coronavirus and the United States presidential election.
Our portfolio is primarily composed of destination resorts and hotels in the 25 largest urban markets. We expect our destination hotels will continue to outperform the broader U.S. market as a result of strong, secular demand for experiential travel, low growth in competitive supply, and investments to renovate and resposition hotels, including non-room revenue sources such as re-imagined spa and food and beverage outlets. RevPAR growth at hotels in the 25 largest urban markets has generally trailed the national average in recent years due to significant growth in the competitive supply. In 2020, we expect our urban hotels will benefit from favorable citywide event calendars. Our portfolio entered 2020 with group booking pace, as measured by revenue, 14.1% ahead of the same time last year. Group revenues comprise approximately one-third of our total rooms revenue. We anticipate industry profit growth will be challenged by rising labor costs, but we continue to work closely with our hotel managers to identify operating efficiencies.
We continue to invest in our hotels to maximize profitability and long-term value creation. Following $103 million of hotel renovations and capital improvements at operating hotels in 2019, we expect modestly lower renovation disruption in 2020.
Despite the expectation of slow growth for the U.S. lodging industry, we enter 2020 with several favorable factors, including: (1) ownership of a high-quality portfolio concentrated in urban and resort locations; (2) favorable market strength in the Boston and Chicago markets; (3) internal growth from the continuation of our asset management initiatives; (4) a low leveraged capital structure relative to our peers; and (5) an unrestricted cash balance of $123 million and $325 million of borrowing capacity available under our senior unsecured credit facility.

Results of Operations

Discussion of the comparison of the results of operations from the year ended December 31, 2018 to the year ended December 31, 2017 is found in our Annual Report on Form 10-K for the year ended December 31, 2018 under Part II, Item 7, which was filed with the SEC on February 26, 2019.

The following table sets forth certain operating information for the year ended December 31, 2019 for each of the hotels we owned during 2019.

Property (1)	Location	Number of Rooms	Occupancy (%)	ADR($)	RevPAR($)	% Change from 2018 RevPAR (2)
Chicago Marriott	Chicago, Illinois	1,200	73.0%	$227.32	$165.98	(2.3)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	793	77.4%	249.76	193.34	3.4%
Lexington Hotel New York	New York, New York	725	90.7%	259.81	235.65	3.4%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	510	68.5%	172.21	117.88	(2.3)%
Renaissance Worthington	Fort Worth, Texas	504	74.5%	186.10	138.67	(0.8)%
Westin San Diego	San Diego, California	436	79.0%	190.09	150.12	(5.2)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	82.4%	202.58	166.99	4.4%
Westin Washington, D.C. City Center	Washington, D.C.	410	86.3%	206.61	178.26	(0.6)%
Hilton Boston Downtown	Boston, Massachusetts	403	88.5%	301.21	266.64	1.9%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	344	62.1%	307.45	190.86	13.1%
Marriott Atlanta Alpharetta	Atlanta, Georgia	318	71.0%	165.41	117.46	(0.8)%
Courtyard Manhattan/Midtown East	New York, New York	321	96.1%	261.60	251.32	1.6%
The Gwen Chicago	Chicago, Illinois	311	83.5%	258.98	216.13	2.7%
Hilton Garden Inn New York City/Times Square Central	New York, New York	282	98.6%	255.13	251.68	(1.3)%
Bethesda Marriott Suites	Bethesda, Maryland	272	72.6%	175.72	127.58	6.4%
Hilton Burlington	Burlington, Vermont	258	81.1%	190.61	154.50	1.1%
Hotel Palomar Phoenix	Phoenix, Arizona	242	82.7%	187.43	155.00	5.7%
JW Marriott Denver at Cherry Creek	Denver, Colorado	199	72.4%	253.48	183.45	(8.9)%
Courtyard Manhattan/Fifth Avenue	New York, New York	189	88.1%	259.33	228.35	(8.6)%
Sheraton Suites Key West	Key West, Florida	184	74.8%	260.28	194.70	(8.5)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	182	73.7%	308.37	227.27	4.2%
Courtyard Denver Downtown	Denver, Colorado	177	78.4%	198.23	155.50	(2.4)%
Renaissance Charleston Historic District	Charleston, South Carolina	166	84.2%	263.88	222.23	3.9%
Shorebreak Hotel	Huntington Beach, California	157	76.0%	259.74	197.50	0.6%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	64.8%	466.43	302.02	(1.0)%
Havana Cabana Key West (3)	Key West, Florida	106	89.7%	210.68	189.07	38.9%
Hotel Emblem (4)	San Francisco, California	96	80.2%	241.09	193.28	15.9%
L'Auberge de Sedona	Sedona, Arizona	88	78.1%	627.73	489.99	7.0%
The Landing Resort & Spa	South Lake Tahoe, California	82	61.7%	322.45	198.80	6.9%
Orchards Inn Sedona	Sedona, Arizona	70	75.6%	249.86	188.99	(2.5)%
Total/Weighted Average		9,600	79.1%	$238.63	$188.75	0.9%
________________

(1)	Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the year ended December 31, 2019.

(2)	The percentage change from 2018 RevPAR reflects the comparable period in 2018 to our 2019 ownership period for all hotels.

(3)
Havana Cabana Key West closed on September 6, 2017 due to Hurricane Irma and reopened in April 2018. Accordingly, there is no operating information for the period from January 1, 2018 to March 31, 2018. The RevPAR change from 2018 compares the period from April 1, 2019 to December 31, 2019 to the comparable period of 2018.

(4)
Hotel Emblem closed on September 4, 2018 for a comprehensive renovation. Accordingly, there is no operating information for the period from September 4, 2018 to December 31, 2018. The RevPAR change from 2018 compares the period from January 1, 2019 to September 4, 2019 to the comparable period of 2018.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2019	2018	% Change

Rooms	$661.2	$631.0	4.8%
Food and beverage	215.3	184.1	16.9
Other	61.6	48.6	26.7
Total revenues	$938.1	$863.7	8.6%

Our total revenues increased $74.4 million from $863.7 million for the year ended December 31, 2018 to $938.1 million for the year ended December 31, 2019. The increase includes amounts that are not comparable year-over-year as follows:

•	$2.9 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$3.1 million increase from Hotel Emblem, which closed beginning September 4, 2018 for a comprehensive renovation and re-opened in January 2019.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$4.5 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$37.9 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding these non-comparable amounts our total revenues increased $24.8 million, or 2.9%.

The following are key hotel operating statistics for the years ended December 31, 2019 and 2018. The 2018 amounts reflect the period in 2018 comparable to our ownership period in 2019 for the The Landing Resort & Spa, Hotel Palomar Phoenix and Cavallo Point. The amounts exclude the results from Frenchman's Reef for all periods presented, the Havana Cabana Key West from January 1 to March 31, 2019 and the respective period of 2018 and Hotel Emblem from September 1 to December 31, 2019 and the respective period of 2018.

	Year Ended December 31,
	2019	2018	% Change
Occupancy %	79.0%	78.9%	0.1%
ADR	$238.52	$236.71	0.8%
RevPAR	$188.51	$186.75	0.9%

Food and beverage revenues increased $31.2 million from the year ended December 31, 2018, which includes amounts that are not comparable year-over-year as follows:

•	$0.2 million increase from Hotel Emblem, which closed beginning September 4, 2018 for a comprehensive renovation and re-opened in January 2019.

•	$0.3 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$0.3 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$1.7 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$15.9 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding these non-comparable amounts, food and beverage revenues increased $12.8 million, or 7.0%. The increase is primarily due to higher banquet and audio visual revenues and, to a lesser extent, higher outlet revenue.

Other revenues increased $13.0 million from the year ended December 31, 2018, which includes amounts that are not comparable year-over-year as follows:

•	$0.3 million increase from Hotel Emblem, which closed beginning September 4, 2018 for a comprehensive renovation and re-opened in January 2019.

•	$0.3 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$0.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$0.1 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$7.4 million increase from Cavallo Point, which was acquired on December 12, 2018.

Excluding non-comparable amounts, other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $4.7 million, or 9.7%. This increase is primarily due to higher resort fees and attrition and cancellation fees, offset by a decrease in spa revenue due to the renovation of our spa at the Vail Marriott Mountain Resort & Spa in 2019.

Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2019	2018	% Change

Rooms departmental expenses	$166.9	$158.1	5.6%
Food and beverage departmental expenses	137.9	118.7	16.2
Other departmental expenses	15.7	10.4	51.0
General and administrative	83.3	75.4	10.5
Utilities	20.6	20.7	(0.5)
Repairs and maintenance	35.3	32.4	9.0
Sales and marketing	66.9	61.1	9.5
Franchise fees	26.9	26.2	2.7
Base management fees	19.8	16.4	20.7
Incentive management fees	5.7	5.8	(1.7)
Property taxes	57.6	55.5	3.8
Other fixed charges	23.7	14.5	63.4
Severance costs	—	10.9	(100.0)
Uninsured costs related to natural disasters	17.8	3.9	356.4
Lease expense (cash and non-cash)	12.7	11.7	8.5
Total hotel operating expenses	$690.8	$621.7	11.1%

Our hotel operating expenses increased $69.1 million from $621.7 million for the year ended December 31, 2018 to $690.8 million for the year ended December 31, 2019. The increase in hotel operating expenses includes amounts that are not comparable year-over-year as follows:

•
$19.0 million increase from Frenchman's Reef, which was closed on September 6, 2017 due to Hurricane Irma and remained closed through 2019. In connection with the termination of the hotel manager of Frenchman's Reef in February 2018, we recognized $2.2 million of accelerated amortization of key money during the year ended December 31, 2018. This amortization reduced base management fees and is included in base management fees above. The increase is primarily due to an increase in legal and professional fees incurred in connection with the insurance claim and related litigation.

•	$1.1 million increase from Hotel Emblem, which closed beginning September 4, 2018 for a comprehensive renovation and re-opened in January 2019.

•	$1.4 million increase from the Havana Cabana Key West, which was closed on September 6, 2017 due to Hurricane Irma and re-opened in April 2018.

•	$1.2 million increase from The Landing Resort & Spa, which was acquired on March 1, 2018.

•	$2.8 million increase from the Hotel Palomar Phoenix, which was acquired on March 1, 2018.

•	$27.7 million increase from Cavallo Point, which was acquired on December 12, 2018.

For the year ended December 31, 2019, we accrued $2.5 million of termination fees included within other fixed charges related to the pending termination of the franchise agreement for Sheraton Suites Key West. We provided notice to Marriott on November 26, 2019 that we intend to terminate the management agreement effective May 31, 2020.

For the year ended December 31, 2018, we incurred $10.9 million of severance costs related to payments made to unionized employees under a voluntary buyout program at the Lexington Hotel New York.

Excluding the non-comparable amounts described above, hotel operating expenses increased $24.3 million, or 4.0%, from the year ended December 31, 2018.

Depreciation and amortization. Our depreciation and amortization expense increased $13.6 million from the year ended December 31, 2018. The increase is primarily due to incremental depreciation from our 2018 hotel acquisitions and capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.4 million, from $28.6 million for the year ended December 31, 2018 to $28.2 million for the year ended December 31, 2019. The decrease is primarily due to a decrease in severance costs and employee compensation expenses.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and the Havana Cabana Key West. In October 2017, The Lodge at Sonoma was closed for ten days due to nearby wildfires. These natural disasters resulted in lost revenue and additional expenses covered under our insurance policy. For the year ended December 31, 2019, we recognized $8.8 million of business interruption insurance income related to the Frenchman's Reef insurance claim. For the year ended December 31, 2018, we recognized $19.4 million of business interruption insurance income, which is in addition to $2.9 million of expense reimbursements from insurance recorded within other hotel expenses on our accompanying consolidated statement of operations.

The following table summarizes the business interruption insurance income by impacted hotel property (in thousands):

	Year Ended December 31,
	2019	2018
Frenchman's Reef	$8,822	$16,090
Havana Cabana Key West	—	2,137
The Lodge at Sonoma	—	1,152
Total	$8,822	$19,379

Gain on property insurance settlement. In December 2019, we settled our insurance claim for the property damage and business interruption related to Frenchman's Reef. We recognized a gain on insurance settlement of $144.2 million, which represents the net proceeds received in excess of the carrying amount of the damaged property written off. In July 2018, we settled our insurance claim for the property damage and business interruption related to the Havana Cabana Key West. We recognized a gain on insurance settlement of $1.7 million, which represents the net proceeds received in excess of the carrying amount of the damaged property written off.

Interest expense. Our interest expense was $46.6 million and $41.0 million for the years ended December 31, 2019 and December 31, 2018, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2019	2018
Mortgage debt interest	$26.5	$27.1
Term loan interest	13.7	10.6
Credit facility interest and unused fees	3.7	1.2
Amortization of debt issuance costs and debt premium	2.1	2.1
Capitalized interest	(1.9)	—
Interest rate swap mark-to-market and net settlements	2.5	—
	$46.6	$41.0

The increase in interest expense is primarily related to the $50 million unsecured term loan, funded in December 2018, increased borrowings under our senior unsecured credit facility, higher term loan balances following refinancing in July 2019 and the mark-to-market of the interest rate swaps entered into in January 2019 and July 2019. The increase is partially offset by capitalized interest recognized related to the reconstruction of Frenchman's Reef.

Loss on early extinguishment of debt. On July 25, 2019, we refinanced our senior unsecured credit facility and unsecured term loans. In connection with the refinancing we repaid our previously existing $100 million and $200 million term loans and recognized a $2.4 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs.

Income taxes. We recorded income tax expense of $22.0 million in 2019 and $3.1 million in 2018. The 2019 income tax expense includes $1.2 million of income tax expense incurred on the $5.7 million pre-tax income of our domestic TRSs and foreign income tax expense of $20.8 million incurred on the $132.6 million pre-tax income of the TRS that owns Frenchman's Reef. The 2018 income tax expense includes $2.6 million of income tax expense incurred on the $7.9 million pre-tax income of our domestic TRSs, foreign income tax expense of less than $0.1 million incurred on the $14.0 million pre-tax income of the TRS that owns Frenchman's Reef, and $0.5 million of corporate state income tax.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay distributions to our stockholders to maintain our REIT status as well as to pay for operating expenses and capital expenditures directly associated with our hotels, share repurchases under our share repurchase program, hotel acquisitions, costs to repair property damaged by natural disasters, and scheduled debt payments of interest and principal. We currently expect that our available cash flows, which are generally provided through net cash from hotel operations, existing cash balances, proceeds from new financings and refinancings of maturing debt, proceeds from potential property dispositions, and, if necessary, short-term borrowings under our senior unsecured credit facility, will be sufficient to meet our short-term liquidity requirements.

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

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of operating partnership (“OP units”) and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “ATM Program") to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. We have not sold any shares under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program.
Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of fixed interest rate mortgage debt and unsecured term loans. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2019, we had $1.1 billion of debt outstanding with a weighted average interest rate of 3.81% and a weighted average maturity date of approximately 4.5 years. We maintain one of the lowest levered balance sheets among our lodging REIT peers. We maintain balance sheet flexibility with limited near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

Share Repurchase Program

Our board of directors has approved a share repurchase program authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Information about our share repurchase program is found in Note 5 to the accompanying consolidated financial statements.

During the year ended December 31, 2019, we repurchased 4,428,947 shares of our common stock at an average price of $9.65 per share for a total purchase price of $42.8 million. We retired all repurchased shares on their respective settlement dates. As of February 28, 2020, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

On July 25, 2019, we entered into a fifth amended and restated credit agreement. The credit agreement increased the capacity of our senior unsecured credit facility from $300 million to $400 million, decreased the pricing and extended the maturity date from May 2020 to July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. In connection with the amendment and restatement of our credit agreement, we repaid our existing $100 million and $200 million term loans. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of December 31, 2019, we had $75.0 million of outstanding borrowings on our senior unsecured credit facility.

Unsecured Term Loans

As of December 31, 2019, we are party to a $50 million unsecured term loan expiring in October 2023 and a $350 million unsecured term loan expiring in July 2024. Information about our unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, borrowings under mortgage debt, term loans and our senior unsecured credit facility, and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, repayments of borrowings under our senior unsecured credit facility, repayments of unsecured term loans, share repurchases, capital expenditures, operating costs, corporate expenses, natural disaster remediation and repair costs and distributions to holders of common stock and units. As of December 31, 2019, we had $122.5 million of unrestricted corporate cash and $57.3 million of restricted cash, and $75.0 million of outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $193.3 million for the year ended December 31, 2019. Our cash from operations generally consists of the net cash flow from hotel operations and insurance proceeds, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $65.7 million for the year ended December 31, 2019, which is composed of capital expenditures at our operating hotels of $102.7 million and capital expenditures at Frenchman's Reef of $96.6 million, offset by $133.5 million of proceeds from our property insurance policy related to our hotels impacted by Hurricanes Irma and Maria.

Our net cash used in financing activities was $39.4 million for the year ended December 31, 2019, which consisted of $75.0 million of repayments on our senior unsecured credit facility, $300.0 million of repayments of unsecured term loans, $102.1 million of distribution payments to holders of common stock and units, $14.2 million of scheduled mortgage debt principal payments, $4.8 million of financing costs related to the amendment and restatement of our credit agreement, $0.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, and $42.8 million to repurchase shares under our share repurchase program, offset by $150.0 million of draws on our senior unsecured credit facility and $350.0 million of proceeds from our new unsecured term loan.

We currently anticipate our significant sources of cash for the year ending December 31, 2020 will be the net cash flow from hotel operations and potential property dispositions. We expect our estimated uses of cash for the year ending December 31, 2020 will be scheduled debt service payments, capital expenditures, distributions on common stock and units, corporate expenses, potential hotel acquisitions, and share repurchases.

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

We have paid the following dividends to holders of our common stock and distributions to holders of units for the years ended December 31, 2019 and 2018, and through the date of this report:

Payment Date	Record Date	Distributions per Common Share/Unit
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125
October 12, 2018	September 28, 2018	$0.125
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125
October 11, 2019	September 30, 2019	$0.125
January 13, 2020	January 2, 2020	$0.125

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2019, we have set aside $53.0 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $102.7 million on capital improvements at our operating hotels during the year ended December 31, 2019, which included the following significant projects:

•
Hotel Emblem San Francisco: In January 2019, we completed the repositioning and rebranding of Hotel Emblem, now part of Viceroy's Urban Collection. As part of the renovation, the Company created two additional rooms at the hotel.

•
JW Marriott Denver Cherry Creek: We are repositioning this hotel to gain share against its luxury competitive set. The renovation of the hotel's guestrooms and meeting space was completed during 2019 and included the addition of three guestrooms. In early 2020, the Company expects to complete a renovation of the public space and create a new restaurant experience led by celebrity chef Richard Sandoval.

•
Sheraton Suites Key West: We are in the process of removing the Sheraton brand and repositioning this beachfront resort to an independent boutique resort, the Barbary Beach House. This project was partially completed in 2019, with the remainder to be completed in 2020 following high season. The relaunch of the resort is expected to occur in summer 2020.

•
Vail Marriott Mountain Resort & Spa: We are pursuing a multi-year repositioning and rebranding of the resort to close the rate gap with the luxury competitive set. We completed the renovation of the guestrooms and meeting space in 2018 and upgraded the spa and created a new fitness center in 2019. The resort will become unencumbered of brand at the end of 2021.

•	Worthington Renaissance: We completed a transformational renovation of the lobby and food and beverage outlets during 2019, including a new Toro Toro restaurant by Richard Sandoval.

•	The Landing Resort & Spa Lake Tahoe: In third quarter of 2019, we added five new guestrooms at the hotel from areas that were previously non-revenue producing.

Additionally, we spent approximately $96.6 million on the rebuild of Frenchman's Reef during the year ended December 31, 2019.

We expect to spend approximately $90 million to $100 million on capital improvements at our operating hotels in 2020, which includes carryover from certain projects that commenced in 2019. Significant projects in 2020 include the following:

•
The Lodge at Sonoma: We will reposition the resort during 2020 in order to capture rate potential against the luxury and lifestyle competitive sets. Integral parts of this project include opening a new restaurant by celebrity chef Michael Mina, upgrading the spa with a luxury spa operator and enhancing the grounds with additions such as firepit gathering areas.

•
Hilton Boston Downtown: We expect to renovate the hotel's guestrooms and lobby during 2020. We will also convert underutilized meeting space into 29 new guestrooms. This hotel will become unencumbered of brand in 2022.

•	Hilton Burlington: We expect to complete a comprehensive renovation of the hotel's guestrooms and public spaces during 2020.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2019.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest (1)	$1,197,107	$109,072	$104,499	$679,322	$304,214
Operating Leases	779,157	3,315	8,745	7,973	759,124
Purchase Commitments (2)
Purchase Orders and Letters of Commitment	140,394	140,394	—	—	—
Total	$2,116,658	$252,781	$113,244	$687,295	$1,063,338
________________
(1) The interest expense for our variable rate loans is calculated based on the rate as of December 31, 2019.

(2)
As of December 31, 2019, purchase orders and letters of commitment totaling approximately $140.4 million had been issued for renovations at our properties. We have committed to these projects and anticipate making similar arrangements in the future with our existing properties or any future properties that we may acquire.

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

•
Other Items: From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements; costs incurred related to natural disasters; and gains on property insurance claim settlements, other than income related to business interruption insurance.

In addition, to derive Adjusted FFO we exclude any unrealized fair value adjustments to interest rate swaps. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$184,211	$87,796	$91,877
Interest expense	46,584	40,970	38,481
Income tax expense	22,028	3,101	10,207
Real estate related depreciation and amortization	118,110	104,524	99,090
EBITDA	370,933	236,391	239,655
Impairment losses	—	—	3,209
Loss on sale of hotel properties (1)	—	—	764
EBITDAre	370,933	236,391	243,628
Non-cash lease expense and other amortization	7,013	5,336	4,378
Professional fees related to Frenchman's Reef (2)	17,822	3,855	—
Uninsured costs related to natural disasters (3)	—	—	3,280
Loss on early extinguishment of debt	2,373	—	274
Hotel acquisition costs	—	—	2,028
Hotel manager transition and pre-opening items (4)	6,460	(1,491)	(3,637)
Severance costs (5)	—	11,691	—
Gain on property insurance settlement	(144,192)	(1,724)	—
Adjusted EBITDA	$260,409	$254,058	$249,951
_______________

(1)
During the year ended December 31, 2017, we recognized a pre-tax loss of $0.8 million due to a post-closing adjustment for hotel expenses incurred under our ownership period related to 2016 dispositions.

(2)	Represents legal and professional fees and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(3)	Represents stabilization, cleanup, and other costs (such as hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that were not covered by insurance.
(4)
For the year ended December 31, 2019, consists of (a) manager transition costs of $0.8 million related to the L'Auberge de Sedona, Orchards Inn Sedona and The Landing Resort and Spa, (b) pre-opening costs of $0.5 million related to the reopening of the Hotel Emblem, (c) pre-opening costs of $2.7 million related to the reopening of Frenchman's Reef, and (d) $2.5 million related to the pending termination of the franchise agreement for Sheraton Suites Key West. For the year ended December 31, 2018, consists of (a) manager transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.6 million related to the reopening of the Havana Cabana Key West and Hotel Emblem, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement. For the year ended December 31, 2017, includes items related to the hotel manager changes as follows: Courtyard Manhattan Midtown East: (a) employee severance costs of approximately $0.3 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott; transition costs of approximately $0.4 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona; offset by $2.6 million of accelerated amortization of key money received from Marriott for Frenchman's Reef.

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

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$184,211	$87,796	$91,877
Real estate related depreciation and amortization	118,110	104,524	99,090
Impairment losses	—	—	3,209
Loss on sale of hotel properties, net of income tax (1)	—	—	458
FFO	302,321	192,320	194,634
Non-cash lease expense and other amortization	7,013	5,336	4,378
Professional fees related to Frenchman's Reef (2)	17,822	3,855	—
Uninsured costs related to natural disasters (3)	—	—	3,280
Loss on early extinguishment of debt	2,373	—	274
Hotel acquisition costs	—	—	2,028
Hotel manager transition and pre-opening items (4)	6,460	(1,491)	(3,637)
Gain on property insurance settlement, net of income tax	(121,525)	(1,724)	—
Severance costs (5)	—	11,691	—
Fair value adjustments to interest rate swaps	2,545	—	—
Adjusted FFO	$217,009	$209,987	$200,957
_______________

(1)
During the year ended December 31, 2017, we recognized a pre-tax loss of $0.8 million due to a post-closing adjustment for hotel expenses incurred under our ownership period related to 2016 dispositions.

(2)	Represents legal and professional fees and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(3)	Represents stabilization, cleanup, and other costs (such as hotel labor) incurred at our hotels impacted by Hurricanes Irma or Maria that were not covered by insurance.
(4)
For the year ended December 31, 2019, consists of (a) manager transition costs of $0.8 million related to the L'Auberge de Sedona, Orchards Inn Sedona and The Landing Resort and Spa, (b) pre-opening costs of $0.5 million related to the reopening of the Hotel Emblem, (c) pre-opening costs of $2.7 million related to the reopening of Frenchman's Reef, and (d) $2.5 million related to the pending termination of the franchise agreement for Sheraton Suites Key West. For the year ended December 31, 2018, consists of (a) manager transition costs of $0.1 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona and (b) pre-opening costs of $0.6 million related to the reopening of the Havana Cabana Key West and Hotel Emblem, offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement. For the year ended December 31, 2017, includes items related to the hotel manager changes as follows: Courtyard Manhattan Midtown East: (a) employee severance costs of approximately $0.3 million, (b) transition costs of approximately $0.1 million offset by (c) $1.9 million of accelerated amortization of key money received from Marriott; transition costs of approximately $0.4 million related to the Hotel Emblem, L'Auberge de Sedona and Orchards Inn Sedona; offset by $2.6 million of accelerated amortization of key money received from Marriott for Frenchman's Reef.

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

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of our investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotels' estimated fair market value is recorded and an impairment loss is recognized.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2019 was $1.1 billion of which $250 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by approximately $2.5 million annually.

On January 7, 2019, we entered into an interest rate swap agreement to fix LIBOR at 2.41% through maturity for our $50 million unsecured term loan. We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through maturity for $175 million of our $350 million unsecured term loan. Information about our unsecured term loans and interest rate swap agreements is found in Note 8 to the accompanying consolidated financial statements.

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps as discussed in Note 8 to the accompanying consolidated financial statements. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Management's Report on Internal Control over Financial Reporting

The report of our management regarding internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K under the caption “Management's Report on Internal Control over Financial Reporting” and incorporated herein by reference.

Attestation Report of Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding our internal control over financial reporting is set forth on page F-3 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm” and incorporated herein by reference.

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2020 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2020 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2020 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2020 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2020 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2020 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2020 proxy statement.

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

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.2†	Description of Securities of DiamondRock Hospitality Company
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

10.3*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.4*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.5*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)
10.6*	Relative TSR Performance Stock Unit Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014)
10.7*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.8*	Form of Director Election Form (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.9*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.10*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.11
Fifth Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, each of Bank of America, N.A., Citibank, N.A. and U.S. Bank National Association, as Syndication Agents, Keybank National Association, Regions Bank, PNC Bank, National Association and TD Bank, N.A., as Documentation Agents, and each of Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc., U.S. Bank National Association, Keybanc Capital Markets, Inc., Regions Capital Markets, a division of Regions Bank, PNC Capital Markets LLC and TD Securities (USA) LLC, as Joint Lead Arrangers, and Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and U.S. Bank National Association, as Joint Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019)

10.12
Term Loan Agreement, dated as of May 3, 2016, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, KeyBank National Association, as Administrative Agent, each of Keybanc Capital Markets, PNC Capital Markets LLC and Regions Capital Markets as Joint Lead Arrangers, each of PNC Bank, National Association and Regions Bank as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2016)

10.13*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

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
10.18*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.19*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.20*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.21*
Letter Agreement between DiamondRock Hospitality Company and Thomas G. Healy, dated as of December 21, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017)

10.22*
Severance Agreement between DiamondRock Hospitality Company and Thomas G. Healy, dated as of January 17, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.23*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.24*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.25*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.26*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.27*
Form of Deferred Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.28*
Form of LTIP Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019)

10.29*
Severance Agreement between DiamondRock Hospitality Company and Jay L. Johnson, dated as of March 19, 2018 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2018)

10.30*
Severance Agreement between DiamondRock Hospitality Company and Jeffrey J. Donnelly, dated as of August 8, 2019 (incorporated by reference to the Registrant’s Current Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2019)

21.1†	List of DiamondRock Hospitality Company Subsidiaries
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Definition Linkbase Document.
104†	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)

* Exhibit is a management contract or compensatory plan or arrangement.
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 28, 2020.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 28, 2020
Mark W. Brugger	(Principal Executive Officer)

/s/ JEFFREY J. DONNELLY	Executive Vice President and Chief	February 28, 2020
Jeffrey J. Donnelly	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Senior Vice President and Treasurer	February 28, 2020
Briony R. Quinn	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 28, 2020
William W. McCarten

/s/ TIMOTHY CHI	Director	February 28, 2020
Timothy Chi

/s/ MAUREEN L. McAVEY	Director	February 28, 2020
Maureen L. McAvey

/s/ GILBERT T. RAY	Director	February 28, 2020
Gilbert T. Ray

/s/ WILLIAM J. SHAW	Director	February 28, 2020
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 28, 2020
Bruce D. Wardinski

/s/ KATHLEEN WAYTON	Director	February 28, 2020
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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2019. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)

February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, the related notes, and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2019, were $3,027 million, or 88.4% of total assets, which primarily consists of investments in hotel properties. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the estimated proceeds from the ultimate disposition of an investment in a hotel exceed the hotel’s carrying value.
We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. Identifying and evaluating the Company’s judgments about events or changes in circumstances that indicate the carrying value of a hotel property may not be recoverable involved a high degree of auditor judgment. This included judgments regarding the likelihood that a property will be sold significantly before the end of its previously estimated useful life, and the impact of changes in market conditions or other factors on the fair value of hotel properties. Changes in these judgments could have a significant impact on the determination of whether the carrying amount of the investments in hotel properties may not be recoverable.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable, and when applicable, the Company’s process to evaluate whether a hotel’s carrying amount is recoverable based on its undiscounted future cash flows. We assessed the likelihood of a potential decrease in expected future cash flows that may indicate an investment in a hotel property would not be recoverable. We inquired of Company officials and inspected documents, such as meeting minutes of the board of directors, to evaluate the likelihood that a property will be sold before the end of its previously estimated useful life. We performed independent evaluations, which included evaluating internal financial information and third-party market reports for indications of a decrease in the fair value of hotel properties or decreases in current and projected operating performance of hotel properties. When events or changes in circumstances indicated the carrying value of a hotel property may not be recoverable, we challenged the methodology and significant assumptions used by the Company to estimate undiscounted future cash flows.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 28, 2020

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(in thousands, except share and per share amounts)

	2019	2018
ASSETS
Property and equipment, net	$3,026,769	$2,944,617
Right-of-use assets	98,145	—
Restricted cash	57,268	47,735
Due from hotel managers	91,207	86,914
Favorable lease assets, net	—	63,945
Prepaid and other assets	29,853	10,506
Cash and cash equivalents	122,524	43,863
Total assets	$3,425,766	$3,197,580

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$616,329	$629,747
Unsecured term loans, net of unamortized debt issuance costs	398,770	348,219
Senior unsecured credit facility	75,000	—
Total debt	1,090,099	977,966
Deferred income related to key money, net	11,342	11,739
Unfavorable contract liabilities, net	67,422	73,151
Deferred rent	52,012	93,719
Lease liabilities	103,625	—
Due to hotel managers	72,445	72,678
Distributions declared and unpaid	25,815	26,339
Accounts payable and accrued expenses	81,944	51,395
Total liabilities	1,504,704	1,306,987
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 200,207,795 and 204,536,485 shares issued and outstanding at December 31, 2019 and 2018, respectively	2,002	2,045
Additional paid-in capital	2,089,349	2,126,472
Accumulated deficit	(178,861)	(245,620)
Total stockholders' equity	1,912,490	1,882,897
Noncontrolling interests	8,572	7,696
Total equity	1,921,062	1,890,593
Total liabilities and equity	$3,425,766	$3,197,580

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019, 2018, and 2017
(in thousands, except share and per share amounts)

	2019	2018	2017
Revenues:
Rooms	$661,153	$631,048	$635,932
Food and beverage	215,261	184,097	183,049
Other	61,677	48,559	51,024
Total revenues	938,091	863,704	870,005
Operating Expenses:
Rooms	166,937	158,078	158,534
Food and beverage	137,916	118,709	120,460
Management fees	25,475	22,159	21,969
Franchise fees	26,932	26,178	23,970
Other hotel expenses	333,505	296,535	278,302
Depreciation and amortization	118,110	104,524	99,090
Impairment losses	—	—	3,209
Hotel acquisition costs	—	—	2,028
Corporate expenses	28,231	28,563	26,711
Business interruption insurance income	(8,822)	(19,379)	(4,051)
Gain on property insurance settlement	(144,192)	(1,724)	—
Total operating expenses, net	684,092	733,643	730,222

Interest and other income, net	(1,197)	(1,806)	(1,820)
Interest expense	46,584	40,970	38,481
Loss on sales of hotel properties, net	—	—	764
Loss on early extinguishment of debt	2,373	—	274
Total other expenses, net	47,760	39,164	37,699
Income before income taxes	206,239	90,897	102,084
Income tax expense	(22,028)	(3,101)	(10,207)
Net income	184,211	87,796	91,877
Less: Net income attributable to noncontrolling interests	(724)	(12)	—
Net income attributable to common stockholders	$183,487	$87,784	$91,877

Earnings per share:
Net income per share available to common stockholders—basic	$0.91	$0.43	$0.46
Net income per share available to common stockholders—diluted	$0.90	$0.43	$0.46

Weighted-average number of common shares outstanding:
Basic	202,009,750	205,462,911	200,784,450
Diluted	202,741,630	206,131,150	201,521,468

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except share and per share amounts)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling interests	Total Equity
Balance at December 31, 2016	200,200,902	$2,002	$2,055,365	$(220,580)	$1,836,787	$—	$1,836,787
Distributions on common stock ($0.50 per common share)	—	—	424	(101,106)	(100,682)	—	(100,682)
Share-based compensation	105,831	1	5,662	—	5,663	—	5,663
Net income	—	—	—	91,877	91,877	—	91,877
Balance at December 31, 2017	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645	$—	$1,833,645
Distributions on common stock/units ($0.50 per common share/$0.125 per unit)	—	—	465	(103,705)	(103,240)	(100)	(103,340)
Share-based compensation	141,165	1	4,531	110	4,642	—	4,642
Issuance of OP units	—	—	—	—	—	7,784	7,784
Sale of common stock	7,472,946	75	92,173	—	92,248	—	92,248
Common stock repurchased and retired	(3,384,359)	(34)	(32,148)	—	(32,182)	—	(32,182)
Net income	—	—	—	87,784	87,784	12	87,796
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock/units ($0.50 per common share/unit)	—	—	441	(101,442)	(101,001)	(527)	(101,528)
Share-based compensation	95,704	1	5,176	—	5,177	723	5,900
Redemption of Operating Partnership units	4,553	—	44	—	44	(44)	—
Common stock repurchased and retired	(4,428,947)	(44)	(42,784)	—	(42,828)	—	(42,828)
Net income	—	—	—	183,487	183,487	724	184,211
Balance at December 31, 2019	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$184,211	$87,796	$91,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,110	104,524	99,090
Corporate asset depreciation as corporate expenses	229	216	95
Loss on sale of hotel properties, net	—	—	764
Loss on early extinguishment of debt	2,373	—	274
Gain on property insurance settlement	(144,192)	(1,724)	—
Non-cash lease expense and other amortization	7,011	5,336	4,378
Non-cash interest rate swap fair value adjustment	2,545	—	—
Amortization of debt issuance costs	1,885	1,862	1,950
Impairment losses	—	—	43,993
Estimated recovery of impairment losses from insurance	—	—	(40,784)
Amortization of deferred income related to key money	(396)	(2,568)	(5,760)
Share-based compensation	6,385	5,573	6,201
Deferred income tax expense	21,018	1,591	7,702
Changes in assets and liabilities:
Prepaid expenses and other assets	(6,674)	28,657	(26,333)
Due to/from hotel managers	(5,082)	(5,686)	1,540
Accounts payable and accrued expenses	5,866	(7,997)	17,006
Net cash provided by operating activities	193,289	217,580	201,993
Cash flows from investing activities:
Capital expenditures for operating hotels	(102,660)	(109,447)	(97,424)
Capital expenditures for Frenchman's Reef reconstruction	(96,599)	(5,724)	—
Hotel acquisitions	—	(259,883)	(93,795)
Proceeds from sale of properties, net	—	—	(764)
Proceeds from property insurance	133,529	32,466	10,042
Net cash used in investing activities	(65,730)	(342,588)	(181,941)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(14,195)	(13,612)	(12,417)
Repurchase of common stock and other	(42,828)	(32,182)	—
Proceeds from sale of common stock, net	—	92,679	—
Repayments of mortgage debt	—	—	(170,368)
Proceeds from unsecured term loan	350,000	50,000	200,000
Repayments of unsecured term loans	(300,000)	—	—
Draws on senior unsecured credit facility	150,000	85,000	—
Repayments of senior unsecured credit facility	(75,000)	(85,000)	—
Payment of financing costs	(4,805)	(412)	(1,579)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(485)	(931)	(537)
Distributions on common stock and units	(102,052)	(102,709)	(100,542)
Net cash used in financing activities	(39,365)	(7,167)	(85,443)
Net increase (decrease) in cash and cash equivalents, and restricted cash	88,194	(132,175)	(65,391)
Cash, cash equivalents, and restricted cash beginning of year	91,598	223,773	289,164
Cash, cash equivalents, and restricted cash, end of year	$179,792	$91,598	$223,773

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2019, 2018 and 2017
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2019	2018	2017
Cash paid for interest	$43,742	$38,548	$36,288
Cash paid for income taxes	$1,470	$2,208	$3,251
Capitalized interest	$1,944	$—	$—
Non-cash cumulative effect of ASC 842 accounting standard adoption	$15,286	$—	$—
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$25,815	$26,339	$25,708
Loan assumed in hotel acquisition	$—	$2,943	$—
Issuance of Operating Partnership units in connection with acquisition of hotel property	$—	$7,784	$—
Redemption of Operating Partnership units for common stock	$44	$—	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	2019	2018	2017
Cash and cash equivalents	$122,524	$43,863	$183,569
Restricted cash (1)	57,268	47,735	40,204
Total cash, cash equivalents, and restricted cash	$179,792	$91,598	$223,773
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.	Organization

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

As of December 31, 2019, we owned 31 hotels with 10,102 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of December 31, 2019, the Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is currently closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns either directly or indirectly 99.6% of the limited partnership units (“OP units”) of our operating partnership. The remaining 0.4% of the OP units are held by third parties, otherwise unaffiliated with the Company. See Note 5 for additional disclosures related to OP units.

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

Revenue Recognition

Revenues from hotel operations are recognized when the goods or services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the customer. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the customer, such as for restaurant dining services or banquet services. Other revenues are recognized at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and we assess whether we are the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our existing taxable REIT subsidiary, or TRS, except for Frenchman’s Reef, which is owned by a Virgin Islands corporation, which we have elected to be treated as a TRS, and Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), which is leased to a wholly owned subsidiary of the Company, which we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of December 31, 2019 and 2018.

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

Share-Based Compensation

We account for share-based employee compensation using the fair value based method of accounting. We record the cost of awards with service or market conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Comprehensive Income

We do not have any comprehensive income other than net income. If we have any comprehensive income in future periods, such that a statement of comprehensive income would be necessary, such statement will be reported as one statement with the consolidated statement of operations.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. Changes in the fair value of derivatives are recorded each period and are included in interest expense in the accompanying consolidated statements of operations.

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

Restricted Cash

Restricted cash primarily consists of cash held in reserve for replacement of furniture and fixtures generally held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes, as well as from the 2017 wildfires in Northern California that impacted The Lodge at Sonoma. In July 2018, the Company settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma. The Havana Cabana Key West insurance claim was settled for $8.3 million, net of deductibles, and we recorded a gain of approximately $1.7 million related to the property damage. The Lodge at Sonoma claim was settled for $1.3 million, net of deductibles. In June 2019, the Company settled the insurance claim for Frenchman's Reef related to the damages caused by Hurricane Maria for $1.4 million. In December 2019, the Company settled the insurance claim related to Hurricane Irma for total insurance payments of $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to amounts previously agreed to for the Havana Cabana Key West. The settlement amount includes proceeds previously received of $85.0 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively.

We received $142.5 million, $85.0 million and $10.0 million in insurance proceeds during the years ended December 31, 2019, 2018 and 2017, respectively. Subsequent to December 31, 2019, we received the remaining $10.7 million committed insurance proceeds related to the Hurricane Irma settlement.

For the year ended December 31, 2019, we recognized a $144.2 million gain related to the settlement of the property damage insurance claim at Frenchman's Reef. For the year ended December 31, 2018, we recognized a $1.7 million gain related to the settlement of the property damage insurance claim at the Havana Cabana Key West.

The following table summarizes the business interruption insurance income by impacted hotel property (in thousands):

	Year Ended December 31,
	2019	2018	2017
Frenchman's Reef	$8,822	$16,090	$3,128
Havana Cabana Key West	—	2,137	923
The Lodge at Sonoma	—	1,152	—
Total	$8,822	$19,379	$4,051

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018. We adopted ASU No. 2016-02, along with its related clarifications and amendments (collectively, “ASC 842”), on January 1, 2019. Our consolidated financial statements as of December 31, 2019 are presented in accordance with ASC 842. The primary impact of the new standard is to the treatment of our ground leases, which represent the majority of all of our operating lease payments. Upon adoption, our right-of-use assets were adjusted for deferred rent and favorable and unfavorable lease intangible amounts included on our balance sheet as of December 31, 2018. On January 1, 2019, we recognized lease liabilities totaling $101.2 million and right-of-use assets totaling $99.6 million.

We adopted ASC 842 using the modified retrospective approach whereby the cumulative effect of adoption was recognized in accumulated deficit on the adoption date and prior periods were not restated. The adoption of the standard did not have a material impact to our results of operations, cash flows, or liquidity. On adoption of the standard, we elected all available practical expedients provided for in ASC 842, including: (i) no reassessment of whether any expired or existing contracts were or contained leases; (ii) no reassessment of the lease classification for any expired or existing leases; (iii) no reassessment of initial direct costs for any existing leases; and (iv) use of hindsight in determining the lease term and in assessing the likelihood that a purchase option will be exercised. The practical expedients were consistently applied to all existing leases as of January 1, 2019. We also elected an accounting policy to account for leases with an initial term of 12 months or less using existing guidance for operating leases. For lease agreements in which we are the lessor, we have analyzed the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues. Room revenues, which constitute the majority of our revenues, are considered short-term leases. We also earn revenues from certain retail leases at our hotel properties, which are included in other revenue.

3.	Property and Equipment

Property and equipment as of December 31, 2019 and 2018 consists of the following (in thousands):

	2019	2018
Land	$617,695	$617,695
Land improvements	7,994	7,994
Buildings	2,751,590	2,682,320
Furniture, fixtures and equipment	534,802	491,421
Construction in progress	126,464	38,623
	4,038,545	3,838,053
Less: accumulated depreciation	(1,011,776)	(893,436)
	$3,026,769	$2,944,617

As of December 31, 2019 and 2018, we had accrued capital expenditures of $13.1 million and $12.4 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under nine of our hotels and one parking garage. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. Additional information regarding the terms of our ground leases can be found in Note 12. As of December 31, 2019, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

Year Ended
December 31, 2019
Operating lease cost	$11,248
Variable lease payments	$1,466
Cash paid for amounts included in the measurement of operating lease liabilities	$3,239

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of December 31, 2019
2020	$3,315
2021	4,805
2022	3,940
2023	3,997
2024	3,976
Thereafter	759,124
Total lease payments	779,157
Less imputed interest	(675,532)
Total lease liabilities	$103,625

The future minimum annual rental commitments under all non-cancelable operating leases in effect as of December 31, 2018 as determined prior to the adoption of ASC 842 and its related practical expedients, are as follows (in thousands):

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We did not sell any shares of common stock during the year ended December 31, 2019, and the full amount remains available under the ATM Program.

Our board of directors has approved a share repurchase program authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Repurchases under this program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The share repurchase program may be suspended or terminated at any time without prior notice. During the year ended December 31, 2019, we repurchased 4,428,947 shares of our common stock at an average price of $9.65 per share for a total purchase price of $42.8 million. We retired all repurchased shares on their respective settlement dates. As of February 28, 2020, we have $175.2 million of authorized capacity remaining under our share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.

Operating Partnership Units

In connection with the acquisition of Cavallo Point in December 2018, we issued 796,684 OP units to third parties, otherwise unaffiliated with the Company, at $11.76 per unit. Each OP unit is redeemable at the option of the holder. Holders of OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2019, there were 792,131 OP units held by unaffiliated third parties.

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan (as defined in Note 6 below) for the performance of services to, or for the benefit of, our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 6 for additional disclosures related to LTIP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of OP units and LTIP units for the years ended December 31, 2019 and 2018, and through the date of this report:

Payment Date	Record Date	Distributions per Common Share/Unit
April 12, 2018	March 29, 2018	$0.125
July 12, 2018	June 29, 2018	$0.125
October 12, 2018	September 28, 2018	$0.125
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125
October 11, 2019	September 30, 2019	$0.125
January 13, 2020	January 2, 2020	$0.125

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 1,351,686 shares as of December 31, 2019. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2017 to December 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	567,540	$10.62
Granted	324,502	11.19
Forfeited	(16,669)	10.80
Vested	(244,411)	11.29
Unvested balance at December 31, 2017	630,962	10.66
Granted	349,091	10.19
Forfeited	(51,061)	10.44
Vested	(287,148)	11.02
Unvested balance at December 31, 2018	641,844	10.25
Granted	162,806	10.38
Forfeited	(21,534)	10.37
Vested	(310,117)	10.08
Unvested balance at December 31, 2019	472,999	$10.40

The remaining share awards are expected to vest as follows: 237,866 during 2020, 139,152 during 2021, 32,005 during 2022, and 63,976 during 2023. As of December 31, 2019, the unrecognized compensation cost related to restricted stock awards was $2.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. For the years ended December 31, 2019, 2018, and 2017, we recorded $2.6 million, $3.1 million and $3.1 million, respectively, of compensation expense related to restricted stock awards.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company’s performance as measured by two metrics: (1) relative total stockholder return and (2) hotel market share improvement.

The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group.

The improvement in market share for each of our hotels is measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized and universally accepted benchmarking service for the hospitality industry.

The ratio of total PSUs issued to executive officers is divided between the two metrics as follows:

Grant Year	Vesting Year	Total Shareholder Return		Hotel Market Share
2014	2017	100%		—%
2015	2018	100%		—%
2016	2019	75%		25%
2017	2020	50%		50%
2018	2021	50%	(1)	50%
2019	2022	50%	(1)	50%
______________________

(1)	The number of PSUs to be earned is limited to target if the Company's total stockholder return is negative for the performance period.

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

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
February 26, 2017	26.7%	1.46%	$10.89
March 2, 2018	26.9%	2.40%	$9.52
April 2, 2018	26.9%	2.37%	$9.00
March 1, 2019	24.3%	2.54%	$9.68

A summary of our PSUs from January 1, 2017 to December 31, 2019 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2017	686,684	$10.65
Granted	266,009	11.04
Additional units from dividends	33,478	11.17
Vested (1)	(200,374)	12.15
Unvested balance at December 31, 2017	785,797	10.42
Granted	293,111	9.82
Additional units from dividends	35,197	11.24
Vested (2)	(218,514)	11.98
Forfeited	(113,668)	9.86
Unvested balance at December 31, 2018	781,923	11.19
Granted	296,050	10.14
Additional units from dividends	40,662	10.00
Vested (3)	(251,375)	8.80
Forfeited	(70,728)	9.93
Unvested balance at December 31, 2019	796,532	$11.16

______________________

(1)
There was no payout of shares of our common stock for PSUs that vested on February 27, 2017, as our total stockholder return fell below the 30th percentile of the total stockholder returns of the peer group over the three-year performance period.

(2)	The number of shares of common stock earned for the PSUs vested in 2018 was equal to 51.75% of the PSU Target Award

(3)	The number of shares of common stock earned for the PSUs vested in 2019 was equal to 74.33% of the PSU Target Award.

The remaining unvested target units are expected to vest as follows: 243,022 during 2020, 287,477 during 2021 and 266,033 during 2022. As of December 31, 2019, the unrecognized compensation cost related to the PSUs was $3.0 million and is expected to be recognized on a straight-line basis over a period of 21 months. For the years ended December 31, 2019, 2018, and 2017, we recorded approximately $2.4 million, $1.9 million, and $2.5 million, respectively, of compensation expense related to the PSUs.

The compensation expense recorded for the year ended December 31, 2018 includes the reversal of $1.0 million of previously recognized compensation expense resulting from the forfeiture of PSUs by our former Executive Vice President and Chief Financial Officer.

LTIP Units

During the first quarter of 2019, instead of granting restricted stock for the time-based portion of the annual long-term incentive award, we granted LTIP units to our executive officers. LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while allowing them a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.

A summary of our LTIP units from January 1, 2019 to December 31, 2019 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	—	$—
Granted	281,925	10.65
Forfeited	(37,559)	10.65
Unvested balance at December 31, 2019	244,366	$10.65

During the year ended December 31, 2019, we granted 281,925 LTIP units to executive officers, which had a weighted-average grant date fair value of $10.65 per unit. There are currently no vested LTIP units outstanding. The LTIP units are expected to vest ratably in 2020, 2021, and 2022. As of December 31, 2019, the unrecognized compensation cost related to LTIP unit awards was $1.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.7 million of compensation expense related to LTIP unit awards for the year ended December 31, 2019. We did not record any compensation expense related to LTIP unit awards during 2018 or 2017.

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

The following is a reconciliation of the calculation of basic and diluted earnings per share (in thousands, except share and per-share data):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income attributable to common stockholders	$183,487	$87,784	$91,877
Distributions declared on unvested share-based compensation	(132)	—	—
Net income available to common stockholders	$183,355	$87,784	$91,877
Denominator:
Weighted-average number of common shares outstanding—basic	202,009,750	205,462,911	200,784,450
Effect of dilutive securities:
Unvested restricted common stock	156,146	215,655	188,759
Shares related to unvested PSUs	575,734	452,584	548,259
Weighted-average number of common shares outstanding—diluted	202,741,630	206,131,150	201,521,468
Earnings per share:
Net income per share available to common stockholders—basic	$0.91	$0.43	$0.46
Net income per share available to common stockholders—diluted	$0.90	$0.43	$0.46

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2019 and 2018 (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate	Maturity Date	2019	2018
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020	$53,273	$55,032
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	60,550	62,734
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	26,963	27,633
Westin San Diego mortgage loan	3.94%	April 2023	61,851	63,385
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	81,107	82,620
Renaissance Worthington mortgage loan	3.66%	May 2025	80,904	82,540
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	61,253	62,411
Boston Westin mortgage loan	4.36%	November 2025	190,725	194,466
New Market Tax Credit loan (1)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(3,240)	(4,017)
Total mortgage and other debt, net of unamortized debt issuance costs			616,329	629,747

Unsecured term loan	LIBOR + 1.45% (2)	May 2021	—	100,000
Unsecured term loan	LIBOR + 1.45% (2)	April 2022	—	200,000
Unsecured term loan	LIBOR + 1.40% (3)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 1.40% (4)	July 2024	350,000	—
Unamortized debt issuance costs			(1,230)	(1,781)
Unsecured term loans, net of unamortized debt issuance costs			398,770	348,219

Senior unsecured credit facility	LIBOR + 1.45%	July 2023 (5)	75,000	—

Total debt, net of unamortized debt issuance costs			$1,090,099	$977,966
Weighted-Average Interest Rate	3.81%
_____________

(1)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix on March 1, 2018.

(2)	The loan was prepaid on July 25, 2019 in connection with the refinancing described below under the heading "Unsecured Term Loans."

(3)	We entered into an interest rate swap agreement on January 7, 2019 to fix LIBOR at 2.41% through October 2023.
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

The aggregate debt maturities as of December 31, 2019 are as follows (in thousands):

2020	$69,116
2021	13,518
2022	14,096
2023	194,650
2024	432,381
Thereafter	295,808
$1,019,569

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2019, eight of our 31 hotel properties were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of December 31, 2019, we were in compliance with the financial covenants of our mortgage debt.

On March 1, 2018, in connection with our acquisition of the Hotel Palomar in Phoenix, Arizona, we assumed a $2.9 million loan originated under a qualified New Market Tax Credit program. The loan is interest-only and bears an annual fixed interest rate equal to 5.17%. The loan matures on December 6, 2020.

Senior Unsecured Credit Facility

Prior to July 25, 2019, we were party to a senior unsecured credit facility with a capacity up to $300 million with an accordion feature to expand up to $600 million, subject to lender consent. The maturity date was in May 2020 and the interest rate on the facility was based on a pricing grid ranging from 150 to 225 basis points over LIBOR, based on the Company's leverage ratio.

On July 25, 2019, we entered into a Fifth Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit
Agreement increased the capacity of our senior unsecured credit facility (the “Revolving Credit Facility”) from $300 million to $400 million, decreased the pricing grid and extended the maturity date from May 2020 to July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 30%	1.40%
Greater than 30% but less than or equal to 35%	1.45%
Greater than 35% but less than or equal to 40%	1.50%
Greater than 40% but less than or equal to 45%	1.55%
Greater than 45% but less than or equal to 50%	1.70%
Greater than 50% but less than or equal to 55%	1.90%
Greater than 55%	2.05%

In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage of the facility was greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage of the facility was less than or equal to 50%.

The Revolving Credit Facility also contains various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	December 31, 2019
Maximum leverage ratio (1)	60%	28.5%
Minimum fixed charge coverage ratio (2)	1.50x	3.49x
Secured recourse indebtedness	Less than 45% of Total Asset Value	18.6%
Unencumbered leverage ratio	60.0%	26.0%
Unencumbered implied debt service coverage ratio	1.20x	2.84x
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

As of December 31, 2019, we had $75 million in borrowings outstanding under the Revolving Credit Facility and the Company's leverage ratio was 28.5%. Accordingly, interest on our borrowings under the Revolving Credit Facility will be based on LIBOR plus 140 basis points for the following quarter. We incurred interest and unused credit facility fees on the applicable facility of $3.7 million, $1.2 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Subsequent to December 31, 2019, we repaid the $75 million outstanding under the Revolving Credit Facility.

Unsecured Term Loans

We are party to two five-year unsecured term loans. In connection with the Credit Agreement described above, we entered into a new five-year, $350 million unsecured term loan (the “Term Loan Facility”). We are also party to a $50 million unsecured term loan. In connection with the Term Loan Facility, we repaid the previously existing $100 million and $200 million unsecured term loans. In connection with the repayment of these term loans, we recorded a $2.4 million loss on early extinguishment of debt during the year ended December 31, 2019, which related to the write-off of unamortized debt issuance costs. The Credit Agreement includes the right to increase the Revolving Credit Facility and Term Loan Facility in aggregate up to $1.2 billion, subject to lender approval.

The financial covenants of the two term loans are consistent with the covenants on our Revolving Credit Facility, which are described above. In connection with the transaction in July 2019, we also amended the outstanding $50 million term loan to align the pricing grid and certain other terms with the Credit Agreement. The interest rate on each of the term loans is based on LIBOR, plus an applicable margin based on the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than or equal to 30%	1.35%
Greater than 30% but less than or equal to 35%	1.40%
Greater than 35% but less than or equal to 40%	1.45%
Greater than 40% but less than or equal to 45%	1.50%
Greater than 45% but less than or equal to 50%	1.65%
Greater than 50% but less than or equal to 55%	1.85%
Greater than 55%	2.00%

As of December 31, 2019, the Company's leverage ratio was 28.5% Accordingly, interest on our borrowings under the term loans will be based on LIBOR plus 135 basis points for the following quarter. On January 7, 2019, we entered into an interest rate swap agreement to fix LIBOR at 2.41% through maturity for the $50 million unsecured term loan. We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through maturity for $175 million of the Term Loan Facility. We incurred interest on the term loans of $13.7 million, $10.6 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

9. Acquisitions

We had no acquisitions during the year ended December 31, 2019.

2018 Acquisitions

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

We lease the surface and air rights of the hotel property pursuant to a ground lease with the City of Phoenix. We own the building improvements fee simple. The ground lease expires in 2085, including all extension options. Refer to Note 12 for additional information about this lease. As lessee of government property, we are subject to a Government Property Lease Excise Tax (“GPLET”) under Arizona state statute in lieu of ad valorem real estate taxes through the end of the term of the ground lease. We reviewed the terms of the ground lease and GPLET agreement and concluded that the terms of the ground lease are favorable to us compared with a comparable market ground lease. Accordingly, we allocated $20.0 million of the total acquisition cost to a favorable ground lease asset. Upon adoption of ASC 842 on January 1, 2019, the right-of-use asset was adjusted for the unamortized balance of this favorable lease asset.

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

Cavallo Point is subject to a long-term ground lease agreement with the United States National Park Service that expires in 2066. Refer to Note 12 for additional information about this lease. We reviewed the terms of the ground lease and concluded that the terms of the ground lease are favorable to us compared with a comparable market ground lease. Accordingly, we allocated $17.9 million of the total acquisition cost to a favorable ground lease asset. Upon adoption of ASC 842 on January 1, 2019, the right-of-use asset was adjusted for the unamortized balance of this favorable lease asset.

The following table summarizes the assets acquired and liabilities assumed in our 2018 acquisitions (in thousands):

	Cavallo Point	Landing Resort & Spa	Hotel Palomar Phoenix
Land	$—	$14,816	$—
Building and improvements	123,100	24,351	59,703
Furniture, fixtures and equipment	10,470	3,346	5,207
Construction in progress	1,734	—	—
Total fixed assets	135,304	42,513	64,910
Favorable lease asset	17,907	—	20,012
Unfavorable lease liability	—	—	(4,644)
New Market Tax Credit loan assumption	—	—	(2,943)
Other assets and liabilities, net	(5,083)	(658)	497
Total	$148,128	$41,855	$77,832

10. Income Taxes

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

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current - Federal	$420	$66	$622
State	541	984	1,221
Foreign	49	460	662
	1,010	1,510	2,505
Deferred - Federal	80	1,857	6,432
State	132	178	425
Foreign	20,806	(444)	845
	21,018	1,591	7,702
Income tax provision	$22,028	$3,101	$10,207

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Statutory federal tax provision (1)	$43,313	$19,089	$35,729
Tax impact of REIT election	(14,125)	(14,439)	(22,277)
State income tax provision, net of federal tax benefit	532	705	1,652
Foreign income tax benefit	(6,998)	(2,927)	(430)
Tax reform impact on U.S. taxes	—	—	(2,143)
Tax reform impact on foreign taxes	—	—	(2,076)
Other	(694)	673	(248)
Income tax provision	$22,028	$3,101	$10,207

_____________________________

(1)	Beginning January 1, 2018, the U.S. federal income tax rate decreased from 35% to 21%.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, H.R. 1, originally known as the Tax Cuts and Jobs Act (the “Tax Act”). Among other changes to the U.S. tax code, the Tax Act reduced the U.S. federal corporate income tax rate to 21%, and required companies to pay a one-time transition tax on certain unrepatriated earnings (where applicable) of foreign subsidiaries with an election option to defer the transition tax over eight years. Accordingly, our federal net deferred tax liabilities as of December 31, 2017 have been remeasured using a U.S. federal income tax rate of 21% that is effective beginning on January 1, 2018, to reflect the effects of the enacted changes in tax rates at the date of enactment based on the applicable enacted tax rate when the temporary differences and carryforwards are expected to reverse. The impact of this remeasurement is a decrease to net deferred tax liabilities and a decrease to the deferred income tax provision in 2017 of approximately $4.2 million. Additionally, we elected to defer the transition tax inclusion of approximately $17.8 million into REIT taxable income related to the deemed mandatory repatriation of foreign earnings and profits of the Frenchman's Reef & Morning Star Beach Resort (located in the U.S. Virgin Islands) over the eight-year period allowed under the Tax Act. The transition tax increased our 2017 REIT taxable income in 2017 by approximately $1.5 million. The remaining deferred transition tax inclusion was included in our 2018 REIT taxable income.

We are required to pay franchise taxes in certain jurisdictions. We recorded approximately $0.3 million of franchise taxes during the years ended December 31, 2019 and 2018 and $0.2 million of franchise taxes during the year ended December 31, 2017. These franchise taxes are classified as corporate expenses in the accompanying consolidated statements of operations.

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

	2019	2018
Federal
Net operating loss carryforwards	$—	$1,983
Deferred income related to key money	2,382	2,465
Alternative minimum tax credit carryforwards	—	103
Other	529	326
Depreciation and amortization	(7,928)	(9,188)
Federal - Deferred tax (liabilities) assets, net	$(5,017)	$(4,311)

State
Net operating loss carryforwards	$2,572	$2,975
Deferred income related to key money	735	780
Alternative minimum tax credit carryforwards	80	80
Other	167	103
Depreciation and amortization	(2,446)	(2,906)
Less: Valuation allowance	(700)	(700)
State - Deferred tax assets, net	$408	$332

Foreign (USVI)
Deferred income related to key money	$—	$—
Depreciation and amortization	(21,060)	(255)
Other	—	—
Land basis recorded in purchase accounting	(2,617)	(2,617)
Foreign - Deferred tax liabilities, net	$(23,677)	$(2,872)

As of December 31, 2019, we had deferred tax assets of $2.6 million consisting of state net operating loss carryforwards. The state loss carryforwards generally expire in 2022 through 2034 if not utilized by then. The Company analyzes state loss carryforwards on a state by state basis and records a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income in the respective state to realize the deferred tax asset prior to the expiration of the loss carryforwards. As of December 31, 2019, we have a $0.7 million valuation allowance on the deferred tax asset related to the Illinois and Georgia state loss carryforwards.

The Frenchman's Reef & Morning Star Beach Resort is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (“USVI”) income taxes. We are party to a tax agreement with the USVI that reduces the income tax rate to approximately 4.4%. In December 2019, we were granted a modification to the tax agreement that reduces the income tax rate to approximately 2.3% beginning January 1, 2020. This agreement expires in February 2030.

11. Relationships with Managers and Franchisors

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

The following is a summary of management fees for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Base management fees	$21,712	$20,467	$22,265
Incentive management fees	5,705	5,805	6,259
Amortization of deferred income related to key money	(227)	(2,398)	(4,840)
Amortization of unfavorable contract liabilities	(1,715)	(1,715)	(1,715)
Total management fees, net	$25,475	$22,159	$21,969

Eight of our hotels earned incentive management fees for the year ended December 31, 2019. Nine of our hotels earned incentive management fees for the year ended December 31, 2018. Ten of our hotels earned incentive management fees for the year ended December 31, 2017.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

Key Money

Our managers and franchisors have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations. We amortized $0.4 million of key money during the year ended December 31, 2019, $2.6 million during the year ended December 31, 2018, and $5.8 million during the year ended December 31, 2017.

In connection with a change in hotel manager of the Courtyard Manhattan/Midtown East, we recognized $1.9 million of accelerated amortization of key money provided to us by the previous hotel manager during the year ended December 31, 2017. In connection with the termination of the management agreement for Frenchman's Reef, we accelerated the amortization of key money received from the hotel manager from the date of our notice of termination in 2017 through the effective termination date of February 20, 2018. We recognized an additional $2.6 million of amortization of key money during the year ended December 31, 2017 in connection with this acceleration. The remaining $2.2 million was amortized during the first quarter of 2018.

During 2015, Starwood provided us with $3.0 million of key money in connection with our renovation associated with the brand conversion of the hotel formerly known as the Conrad Chicago to The Gwen, a Luxury Collection Hotel. The key money was amortized against franchise fees over the period of the renovation, which was January 2016 through April 2017.

Franchise Agreements

We have franchise agreements for 14 of our hotels as of December 31, 2019. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room sales, and, under certain agreements, a percentage based on gross food and beverage sales. Further, we pay certain other fees for marketing and reservation services.

The following is a summary of franchise fees for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Franchise fees	$27,102	$26,348	$24,890
Amortization of deferred income related to key money (1)	(170)	(170)	(920)
Total franchise fees, net	$26,932	$26,178	$23,970

_____________________________

(1)	Relates to key money received for the Lexington Hotel New York.

In October 2019, we entered into a franchise agreement with Marriott for Frenchman's Reef. The franchise agreement expires on the 20th anniversary of the hotel's opening date. Subsequent to December 31, 2019, we entered into a franchise agreement with Marriott for the Westin Boston Waterfront Hotel. The franchise agreement expires in December 2026.

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

On August 13, 2018, the Company brought suit against certain of its property insurers in St. Thomas, U.S. Virgin Islands, over the amount of the coverage the insurers owe the Company as a result of the damage caused to Frenchman's Reef by Hurricane Irma. On September 28, 2018, certain of the Company's property insurers brought a similar suit against the Company in New York seeking a declaration that the insurers do not owe the full amount of the Company's claim. In December 2019, the Company and each of the insurers remaining in the lawsuit settled the claim for $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to amounts previously agreed to for the Havana Cabana Key West. The settlement amount includes proceeds previously received of $85.0 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively. As of February 28, 2020, the Company has received all the proceeds of the settlement and the suit has been dismissed in both St. Thomas, U.S. Virgin Islands and New York.

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

Restricted Cash

As of December 31, 2019 and 2018, we had $57.3 million and $47.7 million, respectively, of restricted cash, which consists of reserves for replacement of furniture and fixtures generally held by our hotel managers and cash held in escrow pursuant to lender requirements.
Ground Leases

Additional information regarding our leases can be found in Note 4.

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

•	The Westin Boston Waterfront Hotel is subject to a ground lease that runs until 2099. There are no renewal options.

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

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Bethesda Marriott Suites	Through 4/2087	$824,341 (2)
Courtyard Manhattan/Fifth Avenue (3)	10/2007 - 9/2017	$906,000
	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2085	$4,321,336
Salt Lake City Marriott Downtown (Ground lease for hotel) (4)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott Downtown (Ground lease for extension)	1/2013 - 12/2016	$11,305
	1/2017 - 12/2017	$13,000
	1/2018 - 12/2056 (5)	$13,500
Westin Boston Waterfront Hotel (6) (Base rent)	1/2016 - 12/2020	$750,000
	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Waterfront Hotel (Percentage rent)	Through 5/2015	0% of annual gross revenue
	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
JW Marriott Denver at Cherry Creek	1/2016 - 12/2020	$50,000
	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (7)	$60,000
Shorebreak Hotel	Through 4/2016	$115,542
	5/2016 - 4/2021 (8)	$126,649
Orchards Inn Sedona	Through 6/2018	$117,780
	7/2018 - 12/2070	$123,499 (9)
Hotel Palomar Phoenix (Base Rent)	Through 3/2020	$16,875
	4/2020 - 3/2021	$33,750
	4/2021 - 3/2085	$34,594 (10)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (11)	1/2022 - 12/2023	$390,000
	1/2024 - 12/2033	$312,000
	1/2034 - 12/2043	$234,000
	1/2044 - 12/2053	$156,000
	1/2054 - 12/2063	$78,000
	1/2064 - 3/2085	$—
Cavallo Point (Base Rent)	Through 12/2018	$1
	1/2019 - 12/2066	$67,034 (12)
Cavallo Point (13) (Percentage Rent)	Through 12/2018	1.0% of adjusted gross revenue over threshold
	1/2019 - 12/2023	2.0% of adjusted gross revenue over threshold
	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (14) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold

Property	Term (1)	Annual Rent
Renaissance Worthington garage ground lease	8/2013 - 7/2022	$40,400
	8/2022 - 7/2037	$46,081
	8/2037 - 7/2052	$51,763
	8/2052 - 7/2067	$57,444
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2019. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2019.

(4)	We own a 21% interest in the land underlying the hotel and, as a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(5)	Rent will increase from the prior year's rent based on a Consumer Price Index calculation on each January 1, beginning January 1, 2019 and through the end of the lease.

(6)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(7)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(8)	Rent will increase on May 1, 2021 and every five years thereafter based on a Consumer Price Index calculation.

(9)	Represents rent from July 2019 through June 2020. On July 1, 2018, rent increased based on a Consumer Price Index calculation, and will continue to do so annually through the end of the lease.

(10)	Represents rent from April 2021 through March 2022. Rent increases annually each April by 2.5%.

(11)	As lessee of government property, the hotel is subject to a Government Property Lease Excise Tax ("GPLET") under Arizona state statute with payments beginning in 2022.

(12)	Base rent increases in January 2019 and resets every five years based on the average of the previous three years of adjusted gross revenues, as defined in the ground lease, multiplied by 75%.

(13)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(14)
Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $40 million in 2018, $42 million in 2019, and $42 million plus an annual increase based on a Consumer Price Index calculation for 2020 and every year thereafter through the end of the lease term.

13. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2019 and 2018, in thousands, are as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,090,099	$1,110,353	$977,966	$960,447
Interest rate swap liabilities	$2,545	$2,545	$—	$—

_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Interest Rate Swaps

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of December 31, 2019 and 2018, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2019	December 31, 2018
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(1,597)	$—
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(948)	—
							$(2,545)	$—

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2019.

14.  Quarterly Operating Results (Unaudited)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$202,375	$257,918	$240,279	$237,519
Total operating expenses	185,885	211,960	211,033	75,214
Operating income	$16,490	$45,958	$29,246	$162,305
Net income	$8,980	$29,074	$11,574	$134,583
Net income attributable to common stockholders	$8,945	$28,960	$11,529	$134,053
Net income per share available to common stockholders—basic	$0.04	$0.14	$0.06	$0.67
Net income per share available to common stockholders—diluted	$0.04	$0.14	$0.06	$0.66

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$181,530	$237,949	$220,818	$223,407
Total operating expenses	168,011	200,012	176,589	189,031
Operating income	$13,519	$37,937	$44,229	$34,376
Net income	$4,338	$28,009	$31,443	$24,006
Net income attributable to common stockholders	$4,338	$28,009	$31,443	$23,994
Net income per share available to common stockholders—basic	$0.02	$0.14	$0.15	$0.12
Net income per share available to common stockholders—diluted	$0.02	$0.14	$0.15	$0.12

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2019 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Alpharetta Marriott	$—	$3,623	$33,503	$2,959	$3,623	$36,463	$40,086	$(12,626)	$27,460	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	5,362	—	51,018	51,018	(18,026)	32,992	2004	40 Years
Westin Boston Waterfront Hotel	(190,725)	—	273,696	34,228	—	307,924	307,924	(95,988)	211,936	2007	40 Years
Cavallo Point	—	—	123,100	2,613	—	125,713	125,713	(3,084)	122,629	2018	40 Years
Chicago Marriott Downtown	—	36,900	347,921	97,018	36,900	444,939	481,839	(132,454)	349,385	2006	40 Years
The Gwen Chicago	—	31,650	76,961	22,774	31,650	99,735	131,385	(27,568)	103,817	2006	40 Years
Courtyard Denver	—	9,400	36,180	4,284	9,400	40,464	49,864	(8,009)	41,855	2011	40 Years
Courtyard Manhattan/Fifth Avenue	—	—	34,685	4,925	—	39,610	39,610	(14,435)	25,175	2004	40 Years
Courtyard Manhattan/Midtown East	(81,107)	16,500	54,812	5,905	16,500	60,717	77,217	(21,832)	55,385	2004	40 Years
Frenchman's Reef & Morning Star Beach Resort	—	17,713	50,697	17,949	17,713	68,646	86,359	(15,230)	71,129	2005	40 Years
Havana Cabana Key West	—	32,888	13,371	5,336	32,888	18,707	51,595	(2,041)	49,554	2014	40 Years
Hilton Boston Downtown	—	23,262	128,628	13,348	23,262	141,976	165,238	(25,725)	139,513	2012	40 Years
Hilton Burlington	—	9,197	40,644	2,303	9,197	42,947	52,144	(8,061)	44,083	2012	40 Years
Hilton Garden Inn/New York Times Square Central	—	60,300	88,896	636	60,300	89,533	149,833	(11,969)	137,864	2014	40 Years
Hotel Emblem	—	7,856	21,085	7,821	7,856	28,906	36,762	(3,946)	32,816	2012	40 Years
Hotel Palomar Phoenix	(2,943)	—	59,703	(87)	—	59,616	59,616	(2,781)	56,835	2018	40 Years
JW Marriott Denver	(61,253)	9,200	63,183	8,585	9,200	71,768	80,968	(13,996)	66,972	2011	40 Years
The Landing at Lake Tahoe	—	14,816	24,351	810	14,816	25,161	39,977	(1,164)	38,813	2018	40 Years
L'Auberge de Sedona	—	39,384	22,204	1,042	39,384	23,246	62,630	(2,468)	60,162	2017	40 Years
Lexington Hotel New York	—	92,000	229,368	26,573	92,000	255,941	347,941	(52,236)	295,705	2011	40 Years
Orchards Inn Sedona	—	9,726	10,180	115	9,726	10,295	20,021	(792)	19,229	2017	40 Years
Renaissance Charleston Historic District	—	5,900	32,511	6,706	5,900	39,218	45,118	(8,139)	36,979	2010	40 Years
Renaissance Worthington	(80,904)	15,500	63,428	21,620	15,500	85,048	100,548	(25,203)	75,345	2005	40 Years
Salt Lake City Marriott Downtown	(53,273)	—	45,815	9,481	855	54,441	55,296	(18,310)	36,986	2004	40 Years
Sheraton Suites Key West	—	49,592	42,958	9,646	49,592	52,604	102,196	(5,242)	96,954	2015	40 Years
Shorebreak Hotel	—	19,908	37,525	3,599	19,908	41,124	61,032	(4,891)	56,141	2015	40 Years
The Lodge at Sonoma, a Renaissance Resort and Spa	(26,963)	3,951	22,720	8,816	3,951	31,536	35,487	(13,412)	22,075	2004	40 Years
Vail Marriott Mountain Resort & Spa	—	5,800	52,463	25,767	5,800	78,230	84,030	(20,612)	63,418	2005	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	10,662	54,293	93,889	148,182	(11,352)	136,830	2014	40 Years
Westin San Diego	(61,851)	22,902	95,617	9,279	22,902	104,896	127,798	(19,164)	108,634	2012	40 Years
Westin Washington, D.C City Center	(60,550)	24,579	122,229	13,044	24,579	135,273	159,852	(24,655)	135,197	2012	40 Years
Total	$(619,569)	$616,840	$2,377,317	$383,119	$617,695	$2,759,584	$3,377,279	$(625,411)	$2,751,868

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Balance at December 31, 2016	$2,917,634
Additions:
Acquisitions	81,494
Capital expenditures	68,573
Deductions:
Dispositions and other	(42,612)
Balance at December 31, 2017	3,025,089
Additions:
Acquisitions	221,970
Capital expenditures	60,950
Deductions:
Dispositions and other	—
Balance at December 31, 2018	3,308,009
Additions:
Acquisitions	—
Capital expenditures	69,270
Deductions:
Dispositions and other	—
Balance at December 31, 2019	$3,377,279

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Balance at December 31, 2016	$441,952
Depreciation and amortization	60,023
Dispositions and other	(9,104)
Balance at December 31, 2017	492,871
Depreciation and amortization	63,997
Dispositions and other	—
Balance at December 31, 2018	556,868
Depreciation and amortization	68,543
Dispositions and other	—
Balance at December 31, 2019	$625,411

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $3,278,942 as of December 31, 2019.