Form 10-Q
period 2020-03-31
DiamondRock Hospitality Co
filed 2020-05-11
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 199,243,338 shares of its $0.01 par value common stock outstanding as of May 11, 2020.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Property and equipment, net	$3,047,009	$3,026,769
Right-of-use assets	97,538	98,145
Restricted cash	47,072	57,268
Due from hotel managers	72,396	91,207
Prepaid and other assets	19,201	29,853
Cash and cash equivalents	387,825	122,524
Total assets	$3,671,041	$3,425,766
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$613,067	$616,329
Unsecured term loans, net of unamortized debt issuance costs	398,841	398,770
Senior unsecured credit facility	400,000	75,000
Total debt	1,411,908	1,090,099

Deferred income related to key money, net	11,243	11,342
Unfavorable contract liabilities, net	66,856	67,422
Deferred rent	53,050	52,012
Lease liabilities	102,923	103,625
Due to hotel managers	69,514	72,445
Distributions declared and unpaid	143	25,815
Accounts payable and accrued expenses	78,807	81,944
Total liabilities	1,794,444	1,504,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 199,243,338 and 200,207,795 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,992	2,002
Additional paid-in capital	2,079,534	2,089,349
Accumulated deficit	(213,420)	(178,861)
Total stockholders’ equity	1,868,106	1,912,490
Noncontrolling interests	8,491	8,572
Total equity	1,876,597	1,921,062
Total liabilities and equity	$3,671,041	$3,425,766

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2020	2019
Revenues:
Rooms	$111,801	$136,653
Food and beverage	43,905	50,465
Other	14,289	15,257
Total revenues	169,995	202,375
Operating Expenses:
Rooms	35,653	38,819
Food and beverage	31,087	33,150
Management fees	3,477	5,340
Franchise fees	5,796	5,859
Other hotel expenses	77,843	75,479
Depreciation and amortization	30,100	28,996
Corporate expenses	5,557	7,064
Business interruption insurance income	—	(8,822)
Total operating expenses, net	189,513	185,885
Interest and other expense (income), net	399	(303)
Interest expense	21,218	11,662
Total other expenses, net	21,617	11,359
(Loss) income before income taxes	(41,135)	5,131
Income tax benefit	6,443	3,849
Net (loss) income	(34,692)	8,980
Less: Net loss (income) attributable to noncontrolling interests	133	(35)
Net (loss) income attributable to common stockholders	$(34,559)	$8,945
(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(0.17)	$0.04
Net (loss) income per share available to common stockholders—diluted	$(0.17)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Share-based compensation	154,981	1	189	—	190	238	428
Redemption of Operating Partnership units	—	—	(15)	—	(15)	(186)	(201)
Common stock repurchased and retired	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Net loss	—	—	—	(34,559)	(34,559)	(133)	(34,692)
Balance at March 31, 2020	199,243,338	$1,992	$2,079,534	$(213,420)	$1,868,106	$8,491	$1,876,597

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock/units ($0.125 per share)	—	—	113	(25,483)	(25,370)	(134)	(25,504)
Share-based compensation	55,916	1	1,073	—	1,074	83	1,157
Common stock repurchased and retired	(3,143,922)	(31)	(29,967)	—	(29,998)	—	(29,998)
Net income	—			8,945	8,945	35	8,980
Balance at March 31, 2019	201,448,479	$2,015	$2,097,691	$(277,444)	$1,822,262	$7,680	$1,829,942

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(34,692)	$8,980
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,100	28,996
Corporate asset depreciation as corporate expenses	58	55
Non-cash lease expense and other amortization	1,750	1,715
Non-cash interest rate swap fair value adjustment	11,312	572
Amortization of debt issuance costs	453	482
Amortization of deferred income related to key money	(99)	(99)
Share-based compensation	1,561	1,454
Changes in assets and liabilities:
Prepaid expenses and other assets	(207)	(5,445)
Due to/from hotel managers	15,821	(6,850)
Accounts payable and accrued expenses	(15,794)	(7,998)
Net cash provided by operating activities	10,263	21,862
Cash flows from investing activities:
Capital expenditures for operating hotels	(19,617)	(21,081)
Capital expenditures for Frenchman's Reef	(29,156)	(9,208)
Acquisition of interest in the land underlying the Shorebreak Hotel	(1,585)	—
Proceeds from property insurance	10,663	—
Net cash used in investing activities	(39,695)	(30,289)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,457)	(3,389)
Draws on senior unsecured credit facility	400,000	60,000
Repayments of senior unsecured credit facility	(75,000)	—
Distributions on common stock and units	(25,557)	(26,110)
Repurchase of common stock	(10,000)	(29,998)
Redemption of Operating Partnership units	(201)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,248)	(296)
Net cash provided by financing activities	284,537	207
Net increase (decrease) in cash, cash equivalents, and restricted cash	255,105	(8,220)
Cash, cash equivalents, and restricted cash at beginning of period	179,792	91,598
Cash, cash equivalents, and restricted cash at end of period	$434,897	$83,378

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2020	2019
Cash paid for interest	$10,036	$10,122
Cash (refunded) paid for income taxes, net	$(306)	$20
Capitalized interest	$1,006	$152
Non-cash cumulative effect of ASC 842 accounting standard adoption	$—	$15,286
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$143	$25,734

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$387,825	$122,524
Restricted cash (1)	47,072	57,268
Total cash, cash equivalents and restricted cash	$434,897	$179,792
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of March 31, 2020, we owned 31 hotels with 10,102 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. Our hotel located in St. Thomas, U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is closed as a result of damage caused by Hurricane Irma in September 2017.

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

COVID-19 Pandemic and Management's Response

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. Since then, the virus has continued to spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the demand for lodging has materially decreased. We have suspended operations at 20 of our hotels, and the hotels that remain open are operating at historically low occupancy levels. As a result, the COVID-19 pandemic had a negative impact on the operations and financial results of the Company for the quarter ended March 31, 2020. The severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, but we expect it to ultimately have a material adverse impact on our results of operations, financial position and cash flow in 2020.

We have taken aggressive steps in order to mitigate the ongoing operational and financial impacts on our business. We have fully drawn down on our $400 million senior unsecured credit facility, suspended our quarterly dividend commencing with the first quarter dividend that would have been paid in April 2020, canceled or deferred a significant portion of our capital expenditures planned for 2020, paused the reconstruction of Frenchman's Reef and reduced corporate expenses through decreases in executive compensation, employee headcount and other expenses. Additionally, in coordination with our hotel operators, we have developed and implemented action plans to significantly reduce operating costs at each of our hotels.

As of March 31, 2020, the Company had unrestricted cash of $387.8 million. We have evaluated the current business environment and its effect on our results of operations, the actions we have taken and the other options available to us and have determined that we have sufficient liquidity in the event of a prolonged decline in hotel demand without issuing additional equity, obtaining debt financing or selling properties.

Although we are in compliance with the financial covenants of our debt as of March 31, 2020, we have determined that it is probable the continuing effect of the COVID-19 pandemic on our hotel operating results will lead to our inability to satisfy certain financial covenants under the credit agreements for our senior unsecured credit facility and unsecured term loans beginning with the quarter ending June 30, 2020. If we were to violate a covenant, the lenders have the right to declare us in default and require repayment of the outstanding amounts under the credit agreements. We are in negotiations with our lenders to obtain a waiver of the financial covenants prior to any violation. However, because any required waiver would be granted at the sole discretion of the lenders, and such waivers may not be granted, there is substantial doubt about the Company’s ability to continue as a going concern, within one year from the date of these financial statements, without additional equity or debt financing or property sales. As of May 11, 2020, we have a term sheet for an amendment to our credit agreements that provides for covenant waivers for the subsequent four quarters through March 31, 2021 and certain other modifications to the covenants thereafter. We expect the amendment to be approved by a majority of our lenders and executed prior to any covenant violation, although we can provide no assurances that such amendment will be executed. If we are successful in obtaining the waivers, the substantial doubt about the Company's ability to continue as a going concern without additional equity or debt financing or property sales will be removed.

The consolidated financial statements do not include any adjustments that would be required if the Company were not to continue as a going concern.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2020, the results of our operations for the three months ended March 31, 2020 and 2019, the statements of equity for the three months ended March 31, 2020 and 2019, and the cash flows for the three months ended March 31, 2020 and 2019. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed on February 28, 2020.

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

Currently, one of the most significant risks and uncertainties is the potential adverse effect of the COVID-19 pandemic. The COVID-19 pandemic has reduced travel and adversely affected the hospitality industry in general. We believe that the actual and threatened spread of COVID-19 globally or in the regions in which we operate, or the future widespread outbreak of infectious or contagious disease, will continue to reduce national and international travel in general. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, and its impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, new information and developments that may emerge concerning the severity of COVID-19 and the actions of governments and individuals to contain COVID-19 or treat its impact, among others. To the extent that travel activity in the U.S. continues to be materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as the business and financial results of the Company, would similarly continue to be materially and adversely impacted. See Note 1 for additional disclosures related to COVID-19 and its impact on our Company.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. As a result of the COVID-19 pandemic, we reviewed each of our hotel properties for impairment as of March 31, 2020 and concluded the carrying value of each of the hotel properties is recoverable. Due to the continuing effects of the pandemic, however, estimated future cash flows could further decline and result in the recognition of an impairment charge on one or more of our hotel properties in future periods.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants or shares issuable in the event of conversion of common OP units. No adjustment is made for shares that are anti-dilutive during a period.

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

In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to a wholly owned subsidiary of Bloodstone TRS, Inc., our taxable REIT subsidiary (“TRS”), except for Frenchman’s Reef, which is owned by a Virgin Islands corporation that we have elected to be treated as a TRS, and Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”), which is leased to a wholly owned subsidiary of the Company, which we have elected to be treated as a TRS.

We had no accruals for tax uncertainties as of March 31, 2020 and December 31, 2019.

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

Debt Issuance Costs

Financing costs are recorded at cost as a component of the debt carrying amount and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of debt issuance costs is computed using a method that approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying consolidated statements of operations. Debt issuance costs related to our senior unsecured credit facility are included within prepaid and other assets on the accompanying consolidated balance sheets. These debt issuance costs are amortized ratably over the term of the credit facility, regardless of whether there are any outstanding borrowings, and the amortization is included in interest expense in the accompanying consolidated statements of operations.

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

Frenchman's Reef has been closed since September 2017, when the hotel was significantly damaged by Hurricane Irma. For the three months ended March 31, 2019, we recognized $8.8 million of business interruption insurance income related to Frenchman's Reef. We settled our insurance claim for Hurricane Irma in December 2019 and for the three months ended March 31, 2020, we did not recognize any business interruption insurance income.

3.	Property and Equipment

Property and equipment as of March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$618,210	$617,695
Land improvements	7,994	7,994
Buildings and site improvements	2,759,936	2,751,590
Furniture, fixtures and equipment	538,974	534,802
Construction in progress	163,828	126,464
	4,088,942	4,038,545
Less: accumulated depreciation	(1,041,933)	(1,011,776)
	$3,047,009	$3,026,769

On March 2, 2020, we acquired the remaining 4.5% interest in the land underlying the Shorebreak Hotel located in Huntington Beach, California, for a purchase price of $1.6 million. We now own 100% of the interest in the land underlying the hotel.

As of March 31, 2020 and December 31, 2019, we had accrued capital expenditures of $14.1 million and $13.1 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking garage as of March 31, 2020. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of March 31, 2020, our operating leases have a weighted-average remaining lease term of 67 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$2,808	$2,751
Variable lease payments	$237	$337
Cash paid for amounts included in the measurement of operating lease liabilities	$807	$788

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of March 31, 2020
2020 (excluding the three months ended March 31, 2020)	$2,402
2021	3,496
2022	3,940
2023	3,997
2024	3,976
Thereafter	759,124
Total lease payments	776,935
Less imputed interest	(674,012)
Total lease liabilities	$102,923

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. We did not sell any shares of common stock during the three months ended March 31, 2020, and the full amount remains available under the ATM Program.

Our board of directors has approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Repurchases under the Share Repurchase Program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Share Repurchase Program may be suspended or terminated at any time without prior notice. During the three months ended March 31, 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We have suspended share repurchases and anticipate the suspension will remain in effect for the remainder of 2020.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

Operating Partnership Units

In connection with our acquisition of Cavallo Point in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of March 31, 2020, there were 773,736 common OP units held by unaffiliated third parties.

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

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2020:

Payment Date	Record Date	Dividend per Share
January 13, 2020	January 2, 2020	$0.125

Our board of directors suspended the quarterly dividend commencing with the first quarter dividend that would have been paid in April 2020. We expect to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020.

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 2,883,223 shares as of March 31, 2020.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2020 to March 31, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	472,999	$10.40
Granted	331,942	9.58
Vested	(229,664)	10.55
Forfeited	(11,983)	10.01
Unvested balance at March 31, 2020	563,294	$9.87

The remaining share awards are expected to vest as follows: 8,202 shares during 2020, 243,872 shares during 2021, 138,689 during 2022 and 172,531 during 2023. As of March 31, 2020, the unrecognized compensation cost related to restricted stock awards was $5.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 29 months. We recorded $0.7 million of compensation expense related to restricted stock awards for the three months ended March 31, 2020 and 2019.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Under this framework, 50% of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The number of PSUs earned is limited to 100% of the PSU Target Award if the Company's total stockholder return is negative for the three-year performance period. The improvement in market share for each of our hotels is measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized and universally accepted benchmarking service for the hospitality industry.

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the three-year performance period and is included in corporate expenses in the accompanying consolidated statements of operations. The grant date fair value of the portion of the PSUs based on our relative total stockholder return is determined using a Monte Carlo simulation performed by a third-party valuation firm. The grant date fair value of the portion of the PSUs based on hotel market share improvement is the closing price of our common stock on the grant date.

On February 25, 2020, our board of directors granted 352,035 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $8.52 using the assumptions of volatility of 21.4% and a risk-free rate of 1.16%. The grant date fair value of the portion of the PSUs based on hotel market share was $9.58, which was the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2020 to March 31, 2020 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	796,532	$11.16
Granted	352,035	9.02
Additional units from dividends	9,556	10.42
Vested (1)	(245,937)	11.00
Unvested balance at March 31, 2020	912,186	$9.63

______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2020 was equal to 123.07% of the PSU Target Award.

The remaining unvested PSUs are expected to vest as follows: 290,927 units during 2021, 269,224 units during 2022 and 352,035 during 2023. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2020, the unrecognized compensation cost related to the PSUs was $5.5 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.7 million and $0.6 million of compensation expense related to the PSUs for the three months ended March 31, 2020 and 2019, respectively.

LTIP Units

In 2019, instead of granting restricted stock for the time-based portion of the annual long-term incentive award, we granted LTIP units to our executive officers. In 2020, executive officers could elect to be granted restricted stock or LTIP units for the time-based portion of the annual long-term incentive award. LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while allowing them to enjoy a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.
On February 25, 2020, our board of directors granted 80,898 LTIP units to certain of our executive officers. Other executive officers of the Company elected to receive restricted stock in lieu of LTIP units. The grant date fair value of the LTIP unit was the closing price of our common stock on the grant date.

A summary of our LTIP units from January 1, 2020 to March 31, 2020 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	244,366	$10.65
Granted	80,898	9.58
Vested (1)	(81,455)	10.65
Unvested balance at March 31, 2020	243,809	$10.29
______________________

(1)	As of March 31, 2020, none of the vested LTIP units have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 108,421 units during 2021, 108,422 units during 2022 and 26,966 units during 2023. As of March 31, 2020, of the 325,264 LTIP units outstanding, 81,455 LTIP units have vested.

As of March 31, 2020, the unrecognized compensation cost related to LTIP unit awards was $2.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $0.2 million and $0.1 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2020 and 2019, respectively.

7. Earnings (Loss) Per Share

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(34,559)	$8,945
Dividends declared on unvested share-based compensation	—	(35)
Net (loss) income available to common stockholders	$(34,559)	$8,910
Denominator:
Weighted-average number of common shares outstanding—basic	201,207,835	202,817,124
Effect of dilutive securities:
Unvested restricted common stock	—	49,761
Shares related to unvested PSUs	—	670,944
Weighted-average number of common shares outstanding—diluted	201,207,835	203,537,829
Earnings (loss) per share:
Net (loss) income per share available to common stockholders—basic	$(0.17)	$0.04
Net (loss) income per share available to common stockholders—diluted	$(0.17)	$0.04

For the three months ended March 31, 2020, 168,270 of unvested restricted common shares and 375,602 of unvested PSUs were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2020 and December 31, 2019 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of March 31, 2020	Maturity Date	March 31, 2020	December 31, 2019
Salt Lake City Marriott Downtown mortgage loan	4.25%	November 2020 (1)	$52,968	$53,273
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	59,988	60,550
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	26,846	26,963
Westin San Diego mortgage loan	3.94%	April 2023	61,456	61,851
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	80,716	81,107
Renaissance Worthington mortgage loan	3.66%	May 2025	80,483	80,904
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	60,954	61,253
Boston Westin mortgage loan	4.36%	November 2025	189,759	190,725
New Market Tax Credit loan (2)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(3,046)	(3,240)
Total mortgage and other debt, net of unamortized debt issuance costs			613,067	616,329

Unsecured term loan	LIBOR + 1.35% (3)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 1.35% (4)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,159)	(1,230)
Unsecured term loans, net of unamortized debt issuance costs			398,841	398,770

Senior unsecured credit facility	LIBOR + 1.40%	July 2023 (5)	400,000	75,000

Total debt, net of unamortized debt issuance costs			$1,411,908	$1,090,099
Weighted-Average Interest Rate	3.24%

_______________________

(1)	We have agreed to a term sheet to extend the maturity of the mortgage loan secured by the Salt Lake City Marriott Downtown to January 2022, subject to due diligence and other customary conditions.

(2)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix on March 1, 2018.

(3)	We entered into an interest rate swap agreement on January 7, 2019 to fix LIBOR at 2.41% through October 2023.

(4)	We entered into an interest rate swap agreement on July 25, 2019 to fix LIBOR at 1.70% through July 2024 for $175 million of the loan.

(4)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2020, eight of our 31 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of March 31, 2020, the debt service coverage ratio for the Courtyard Manhattan Midtown East and the debt yield for the JW Marriott Denver at Cherry Creek were below the minimum thresholds such that the cash trap provision on each of the loans were triggered. We expect that the cash trap provisions on the remaining loans will be triggered during 2020 as a result of the continuing negative impact of the COVID-19 pandemic on our hotel operations. There are no cash balances held in cash trap reserves as of March 31, 2020.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023. The maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than 30%	1.40%
Greater than or equal to 30% but less than 35%	1.45%
Greater than or equal to 35% but less than 40%	1.50%
Greater than or equal to 40% but less than 45%	1.55%
Greater than or equal to 45% but less than 50%	1.70%
Greater than or equal to 50% but less than 55%	1.90%
Greater than or equal to 55%	2.05%

In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%. As of March 31, 2020, we had $400 million in borrowings outstanding under the Revolving Credit Facility and the Company's leverage ratio was 34.5%. Accordingly, interest on our borrowings under the Revolving Credit Facility will be based on LIBOR plus 145 basis points for the following quarter. We incurred interest and unused fees on the applicable facility of $0.7 million for each of the three months ended March 31, 2020 and 2019.

We are party to two five-year unsecured term loans totaling $400 million. The interest rate on each of the unsecured term loans is based on LIBOR plus an applicable margin based upon the Company’s leverage ratio, as follows:

Leverage Ratio	Applicable Margin
Less than 30%	1.35%
Greater than or equal to 30% but less than 35%	1.40%
Greater than or equal to 35% but less than 40%	1.45%
Greater than or equal to 40% but less than 45%	1.50%
Greater than or equal to 45% but less than 50%	1.65%
Greater than or equal to 50% but less than 55%	1.85%
Greater than or equal to 55%	2.00%

As of March 31, 2020, the Company's leverage ratio was 34.5%. Accordingly, interest on our borrowings under the unsecured term loans will be based on LIBOR plus 140 basis points for the following quarter. We incurred interest on the unsecured term loans of $3.2 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively.

The Revolving Credit Facility and unsecured term loan agreements contain various corporate financial covenants. A summary of the most restrictive covenants is as follows:

		Actual at
	Covenant	March 31, 2020
Maximum leverage ratio (1)	60%	34.5%
Minimum fixed charge coverage ratio (2)	1.50x	2.92x
Secured recourse indebtedness	Less than 45% of Total Asset Value	20.9%
Unencumbered leverage ratio	60.0%	50.3%
Unencumbered implied debt service coverage ratio	1.2x	1.49x
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

Although we were in compliance with the financial covenants of our Revolving Credit Facility and unsecured term loan agreements as of March 31, 2020, we have determined that it is probable the continuing effect of the COVID-19 pandemic on our hotel operating results will lead to our inability to satisfy certain financial covenants beginning with the quarter ending June 30, 2020. See Note 1 for a description of the Company's recent actions in seeking waivers prior to the violations of such covenants.

9. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2020 and December 31, 2019, in thousands, is as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,411,908	$1,414,122	$1,090,099	$1,110,353
Interest rate swap liabilities	$13,858	$13,858	$2,545	$2,545

_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Interest Rate Swaps

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of March 31, 2020 and December 31, 2019, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2020	December 31, 2019
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(3,741)	$(1,597)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(10,117)	(948)
							$(13,858)	$(2,545)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by our Quarterly Reports on Form 10-Q. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

•	risks associated with our level of indebtedness and our ability to obtain covenant waivers on our credit agreements for our senior unsecured credit facility and unsecured term loans;

•
risks associated with the lodging industry overall, including, without limitation, an increase in alternative lodging channels, decreases in the frequency of business travel and increases in operating costs;

•	risks associated with natural disasters;

•
the adverse impact of the novel coronavirus (COVID-19) on the U.S., regional and global economies, travel, the hospitality industry, and the financial condition and results of operations of the Company and its hotels;

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2020, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”), remains closed due to damage incurred from Hurricane Irma in September 2017.

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

Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in key gateway cities and destination resort locations. Each of our hotels is managed by a third party— either an independent operator or a brand operator, such as Marriott International, Inc. (“Marriott”).

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the three months ended March 31, 2020 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has reduced travel and adversely affected the hospitality industry in general. We have seen a significant reduction in or elimination of lodging demand generators, including city-wide conferences, sporting and entertainment events, corporate and leisure travel, and overall domestic airlift capacity. Consumer spending decreased in March 2020 and we expect further decreases into the second quarter of 2020.

In response to COVID-19, we have taken the following aggressive actions at the property and corporate levels:

•
In coordination with our hotel operators, we suspended operations at 18 of our hotels in March and another two of our hotels in April. The operations of these hotels remain suspended as of May 11, 2020. We maintain a limited staffing presence at these hotels, such as security and engineering personnel.

•	We have developed and implemented action plans with our hotel operators to significantly reduce operating costs at each of our hotels.

•	We are cultivating alternative demand for our hotels, including by accommodating first responders and quarantined military personnel.

•	We have reduced corporate expenses through decreases in executive compensation, employee headcount and other expenses.

•	We have canceled or deferred over 70% of our capital expenditures planned for the remainder of 2020.

•	We have paused the rebuild of Frenchman's Reef, which we had expected to open as two separate hotels in late 2020.

•
We suspended our quarterly dividend commencing with the first quarter dividend that would have been paid in April 2020. We expect to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020.

•	We fully drew down our $400 million senior unsecured credit facility to enhance our liquidity. As of March 31, 2020, we had $387.8 million of unrestricted cash on hand.

•
We are working with our lenders to provide flexibility on certain financial covenants under our senior unsecured credit facility and unsecured term loans. Refer to Note 1 to the accompanying consolidated financial statements for more information.

The timing of re-opening our hotels will depend primarily on federal, state, and local government guidance, health official recommendations and market demand. We currently anticipate phased re-openings will start at our hotels this summer. We expect lodging demand will first return for the leisure segment, followed by business transient, and lastly by the group segment. As demand slowly returns, we will continue to aggressively asset manage our hotels. We expect to carefully assess staffing needs, cleanliness and safety protocols, business mix, and other initiatives. We expect that the COVID-19 pandemic will decrease the pipeline of supply of new hotel rooms within the markets we operate, which will further stabilize RevPAR and profitability.

See also “Risk Factors” in Part II, Item 1A of this report.

Our Hotels

The following table sets forth certain operating information for the three months ended March 31, 2020 for each of our hotels. The table indicates the operating status of each hotel.

Property (1)	Location	Status of Operation (2)	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2019 RevPAR
Chicago Marriott Downtown	Chicago, Illinois	Open (3)	1,200	43.0%	$164.30	$70.59	(13.7)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	Closed 3/25	793	59.9%	196.54	117.65	(11.1)%
Lexington Hotel New York	New York, New York	Closed 3/29	725	61.5%	183.27	112.67	(26.9)%
Salt Lake City Marriott Downtown	Salt Lake City, Utah	Open	510	51.3%	170.97	87.70	(14.6)%
Renaissance Worthington	Fort Worth, Texas	Open	504	57.6%	195.06	112.30	(24.8)%
Westin San Diego	San Diego, California	Open	436	66.8%	188.39	125.88	(14.5)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	Open	433	80.6%	276.24	222.56	(8.3)%
Westin Washington, D.C. City Center	Washington, D.C.	Open	410	60.3%	193.00	116.33	(25.4)%
Hilton Boston Downtown	Boston, Massachusetts	Closed 3/23	403	65.7%	192.00	126.06	(23.7)%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	Closed 3/20	344	63.5%	465.29	295.40	(18.6)%
Marriott Atlanta Alpharetta	Atlanta, Georgia	Open	318	51.4%	173.72	89.35	(28.5)%
Courtyard Manhattan/Midtown East	New York, New York	Open	321	76.7%	167.45	128.39	(26.6)%
The Gwen Chicago	Chicago, Illinois	Closed 3/31	311	61.0%	192.82	117.59	(11.6)%
Hilton Garden Inn Times Square Central	New York, New York	Closed 3/29	282	77.0%	154.35	118.80	(33.1)%
Bethesda Marriott Suites	Bethesda, Maryland	Open	272	47.4%	171.19	81.17	(27.8)%
Hilton Burlington	Burlington, Vermont	Closed 3/31	258	39.4%	133.84	52.78	(42.9)%
Hotel Palomar Phoenix	Phoenix, Arizona	Closed 3/31	242	71.4%	230.87	164.76	(19.9)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	Closed 3/22	199	56.4%	231.22	130.42	16.3%
Courtyard Manhattan/Fifth Avenue	New York, New York	Closed 3/27	189	61.6%	205.95	126.83	(22.8)%
Sheraton Suites Key West	Key West, Florida	Closed 3/23	184	81.8%	328.93	269.09	(7.7)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	Closed 3/21	182	45.9%	229.83	105.52	(26.5)%
Courtyard Denver Downtown	Denver, Colorado	Closed 3/20	177	46.4%	170.21	78.96	(37.3)%
Renaissance Charleston	Charleston, South Carolina	Open (4)	166	65.7%	235.80	154.89	(21.9)%
Shorebreak Hotel	Huntington Beach, California	Open	157	60.8%	229.09	139.20	(21.9)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	Closed 3/17	142	46.4%	444.90	206.44	(25.6)%
Havana Cabana Key West	Key West, Florida	Closed 3/23	106	80.8%	286.60	231.60	(3.9)%
Hotel Emblem	San Francisco, California	Closed 3/23	96	67.1%	256.36	172.02	21.1%
L'Auberge de Sedona	Sedona, Arizona	Open	88	64.0%	553.74	354.18	(23.5)%
The Landing Resort & Spa	South Lake Tahoe, California	Closed 3/23	82	47.3%	281.05	132.92	(9.1)%
Orchards Inn Sedona	Sedona, Arizona	Closed 3/31	70	55.3%	214.66	118.75	(37.0)%
TOTAL/WEIGHTED AVERAGE			9,600	59.1%	$216.42	$127.98	(19.2)%
____________________

(1)	Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the three months ended March 31, 2020.

(2)	As of March 31, 2020. All hotels that have suspended operations remain closed as of May 11, 2020.

(3)	The hotel suspended operations on April 10, 2020.

(4)	The hotel suspended operations on April 6, 2020.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The comparability of our results of operations for the three months ended March 31, 2020 to the three months ended March 31, 2019 has been significantly impacted by the effects of the the COVID-19 pandemic. We expect the comparability of our results of operations in future periods of 2020 will be similarly impacted.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019	% Change
Rooms	$111.8	$136.7	(18.2)%
Food and beverage	43.9	50.5	(13.1)%
Other	14.3	15.2	(5.9)%
Total revenues	$170.0	$202.4	(16.0)%

Our total revenues decreased $32.4 million from $202.4 million for the three months ended March 31, 2019 to $170.0 million for the three months ended March 31, 2020.

The following are key hotel operating statistics for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	% Change
Occupancy %	59.1%	73.2%	(14.1)%
ADR	$216.42	$216.38	0.0%
RevPAR	$127.98	$158.30	(19.2)%

Average occupancy at our hotels for the month of March 2020 was 30.7%. Due to the continuing impact of COVID-19 on lodging demand, we expect occupancy and RevPAR for our portfolio to decline further during the three months ended June 30, 2020.

Food and beverage revenues decreased $6.6 million from the three months ended March 31, 2019, primarily due to a decrease in banquet and audio visual revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $0.9 million, primarily due to a decrease in resort fees, parking and rents and commissions, which is partially offset by an increase in cancellation and attrition fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2020	2019	% Change
Rooms departmental expenses	$35.7	$38.8	(8.0)%
Food and beverage departmental expenses	31.1	33.1	(6.0)
Other departmental expenses	3.9	3.8	2.6
General and administrative	25.0	19.5	28.2
Utilities	4.8	5.1	(5.9)
Repairs and maintenance	8.3	8.5	(2.4)
Sales and marketing	14.1	15.5	(9.0)
Franchise fees	5.8	5.9	(1.7)
Base management fees	3.5	4.4	(20.5)
Incentive management fees	—	0.9	(100.0)
Property taxes	14.6	14.5	0.7
Other fixed charges	4.4	4.1	7.3
Professional fees and pre-opening costs related to Frenchman's Reef	(0.3)	1.4	(121.4)
Lease expense	3.0	3.1	(3.2)
Total hotel operating expenses	$153.9	$158.6	(3.0)%

Our hotel operating expenses decreased $4.7 million from $158.6 million for the three months ended March 31, 2019 to $153.9 million for the three months ended March 31, 2020. As of March 31, 2020, we accrued $6.0 million of compensation and benefits expense for employees furloughed or laid-off at our properties in connection with the the COVID-19 pandemic, which is included in the general and administrative expenses above.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.1 million, or 3.8%, from the three months ended March 31, 2019. This is primarily due to capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.5 million, or 21.3%, from $7.1 million for the three months ended March 31, 2019 to $5.6 million for the three months ended March 31, 2020 primarily due to decreases in employee compensation and other employee-related expenses. We expect corporate expenses to decrease for each of the remaining quarters in 2020 compared with the comparable quarter in 2019.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef, which resulted in lost revenue and additional expenses covered under our insurance policies. In December 2019, we settled the insurance claim for Frenchman's Reef. For the three months ended March 31, 2019, we recognized $8.8 million related to the claim for Frenchman's Reef. We did not recognize any business interruption insurance income for the three months ended March 31, 2020.

Interest expense. Our interest expense was $21.2 million and $11.7 million for the three months ended March 31, 2020 and 2019, respectively, and was comprised of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Mortgage debt interest	$6.5	$6.6
Unsecured term loan interest	3.2	3.4
Credit facility interest and unused fees	0.7	0.7
Amortization of debt issuance costs and debt premium	0.5	0.6
Capitalized interest	(1.0)	(0.2)
Interest rate swap mark-to-market and net settlements	11.3	0.6
	$21.2	$11.7

The increase in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in capitalized interest recognized related to Frenchman's Reef.

Income taxes. We recorded an income tax benefit of $6.4 million for the three months ended March 31, 2020 and an income tax benefit of $3.8 million for the three months ended March 31, 2019. The income tax benefit for the three months ended March 31, 2020 includes $6.6 million of income tax benefit on the $24.1 million pre-tax loss of our domestic TRSs and foreign income tax expense of $0.2 million incurred on the $1.2 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax benefit for the three months ended March 31, 2019 includes $4.1 million of income tax benefit on the $15.1 million pre-tax loss of our domestic TRSs and foreign income tax expense of $0.3 million incurred on the $7.4 million pre-tax income of the TRS that owns Frenchman's Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We have suspended our quarterly dividend commencing with the first quarter dividend that would have been paid in April 2020 and expect to to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020. We currently expect that our existing cash balances will be sufficient to meet our short-term liquidity requirements, provided that our lenders for our senior unsecured credit facility and unsecured term loans grant waivers to certain of our debt covenants under the credit agreements for our senior unsecured credit facility and unsecured term loans, which covenants we anticipate we will violate beginning with the quarter ending June 30, 2020. See Note 1 to our accompanying consolidated financial statements for a description of the Company's recent actions in seeking waivers prior to the violations of such covenants.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2020, the debt service coverage ratio for the Courtyard Manhattan Midtown East and the debt yield for the JW Marriott Denver at Cherry Creek were below the minimum thresholds such that the cash trap provision on each of the loans were triggered. We expect that the cash trap provisions on the remaining loans will be triggered during 2020 due to the continuing negative impact of the COVID-19 pandemic on our hotel operations. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of limited operating partnership units (“common OP units”) and making distributions to our stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about our Company.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of fixed interest rate mortgage debt, unsecured term loans and borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2020, we had $1.4 billion of debt outstanding with a weighted average interest rate of 3.24% and a weighted average maturity date of approximately 4.0 years. We maintain balance sheet flexibility with limited near-term debt maturities and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements. Further information is available in Note 1 to the accompanying consolidated financial statements for measures taken in response to the impact of COVID-19.

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
Share Repurchase Program

Our board of directors has approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Information about our Share Repurchase Program is found in Note 5 to the accompanying consolidated financial statements. During the three months ended March 31, 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We have suspended share repurchases and anticipate the suspension will remain in effect for the remainder of 2020.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility

We are party to a $400 million senior unsecured credit facility expiring in July 2023. The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. Information about our senior unsecured credit facility is found in Note 8 to the accompanying consolidated financial statements. As of March 31, 2020, we had $400.0 million of borrowings outstanding under our senior unsecured credit facility.

Unsecured Term Loans

As of March 31, 2020, we are party to a $50 million unsecured term loan expiring in October 2023 and a $350 million unsecured term loan expiring in July 2024. Information about our unsecured term loans is found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, and distributions to holders of common stock and units. As of March 31, 2020, we had $387.8 million of unrestricted cash and $47.1 million of restricted cash.

Our net cash provided by operations was $10.3 million for the three months ended March 31, 2020. Our cash from operations generally consists of the net cash flow from hotel operation, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $39.7 million for the three months ended March 31, 2020, which is composed of capital expenditures at our operating hotels of $19.6 million, capital expenditures for the rebuild of Frenchman's Reef of $29.2 million, and $1.6 million of cash paid for the acquisition of the remaining interest in land underlying the Shorebreak Hotel.

Our net cash provided by financing activities was $284.5 million for the three months ended March 31, 2020, which consisted of $325.0 million in net draws on our senior unsecured credit facility, $25.6 million of distribution payments to holders of common stock and units, $10.0 million of share repurchases, $3.5 million of scheduled mortgage debt principal payments, $1.2 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations and $0.2 million paid for the redemption of common OP units.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2020 will be the net cash flow from hotel operations. We expect our uses of cash for the remainder of the year ending December 31, 2020 will be regularly scheduled debt service payments, capital expenditures, potential funding of hotel working capital requirements, the distribution of 100% of our taxable income, if any, for the year ended December 31, 2020 to holders of common stock and units, and corporate expenses.

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

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2020 as follows:

Payment Date	Record Date	Dividend per Share
January 13, 2020	January 2, 2020	$0.125

Our board of directors suspended the quarterly dividend commencing with the first quarter dividend that would have been paid in April 2020. We expect to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2020, we have set aside $42.6 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $19.6 million on capital improvements at our operating hotels during the three months ended March 31, 2020. Additionally, we spent approximately $29.2 million on the rebuild of Frenchman's Reef during the three months ended March 31, 2020. Due to the COVID-19 pandemic, we have canceled or deferred a significant portion of the planned capital improvements at our operating hotels. We currently expect to spend approximately $45 million on capital improvements at our operating hotels during 2020. We have paused the rebuild of Frenchman's Reef and currently expect construction to resume in 2021.

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

Adjustments to EBITDAre and FFO

We adjust EBITDAre and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with U.S. GAAP net income, EBITDAre and FFO, is beneficial to an investor's complete understanding of our consolidated operating performance. We adjust EBITDAre and FFO for the following items:

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(34,692)	$8,980
Interest expense	21,218	11,662
Income tax benefit	(6,443)	(3,849)
Real estate related depreciation and amortization	30,100	28,996
EBITDA / EBITDAre	10,183	45,789
Non-cash lease expense and other amortization	1,750	1,715
Professional fees and pre-opening costs related to Frenchman's Reef (1)	(297)	1,367
Hotel manager transition costs (2)	227	297
Adjusted EBITDA	$11,863	$49,168
____________________

(1)
Represents pre-opening costs related to the re-opening of Frenchman's Reef, as well as legal and professional fees and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.

(2)
Three months ended March 31, 2020 consists of manager transition costs of $0.8 million related to the L'Auberge de Sedona, Orchards Inn Sedona and the Westin Boston Waterfront Hotel and a downward adjustment of $0.6 million of estimated termination fees related to the pending termination of the franchise agreement for Sheraton Suites Key West. Three months ended March 31, 2019 consists of $0.3 million of pre-opening costs related to the re-opening of the Hotel Emblem.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2020	2019

Net (loss) income	$(34,692)	$8,980
Real estate related depreciation and amortization	30,100	28,996
FFO	(4,592)	37,976
Non-cash lease expense and other amortization	1,750	1,715
Professional fees and pre-opening costs related to Frenchman's Reef (1)	(297)	1,367
Hotel manager transition costs (2)	227	297
Fair value adjustments to interest rate swaps	11,312	572
Adjusted FFO	$8,400	$41,927
____________________

(1)
Represents pre-opening costs related to the re-opening of Frenchman's Reef, as well as legal and professional fees and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.

(2)
Three months ended March 31, 2020 consists of manager transition costs of $0.8 million related to the L'Auberge de Sedona, Orchards Inn Sedona and the Westin Boston Waterfront Hotel and a downward adjustment of $0.6 million of estimated termination fees related to the pending termination of the franchise agreement for Sheraton Suites Key West. Three months ended March 31, 2019 consists of $0.3 million of pre-opening costs related to the re-opening of the Hotel Emblem.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of our investments in hotels may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed the its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying value to the related hotels' estimated fair market value is recorded and an impairment loss is recognized.

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

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2020 was $1.4 billion, of which $575 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $5.8 million annually.

We entered into (i) an interest rate swap agreement in 2019 to fix LIBOR at 2.41% through maturity for our $50 million unsecured term loan and (ii) an interest rate swap agreement in 2019 to fix LIBOR at 1.70% through maturity for $175 million of our $350 million unsecured term loan. Information about our unsecured term loans and interest rate swap agreements is found in Note 8 to the accompanying consolidated financial statements.

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

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

The outbreak of the novel coronavirus (COVID-19) has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, travel and the hospitality industry and could materially and adversely impact our financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where ours hotels are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 may adversely affect our business, financial condition and results of operations, and our ability to pay dividends and it may also have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•
a complete or partial closure of, or other operational issues at, one or more of our hotels resulting from government, third-party hotel manager or franchisor action, which could adversely affect our operations;

•
the postponement or cancellation of conventions, festivals, sporting events and other public events that would have otherwise brought individuals to the cities in which our hotels are located, which could cause a decrease in occupancy rates over a prolonged period of time and exacerbate the seasonal volatility at our hotels;

•
a general decline of in-person business meetings and an increase in the use of teleconferencing and video-conference technology, which could cause a sustained shift away from business-related travel and have an adverse effect on the overall demand of hotel rooms;

•
a decrease in individuals’ willingness to travel once our hotels are reopened as a result of the public health risks and social impacts of such outbreak or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues to meet operating and other expenses in the short- and long-term;

•
reduced economic activity impacting the businesses, financial condition and liquidity of our company or that of our third-party hotel managers or franchisors, which could result in us, the third-party hotel manager or the franchisor being unable to comply with operational and performance conditions under the applicable management and franchise agreements;

•
reduced economic activity impacting the businesses, financial condition and liquidity of our retail and restaurant tenants located at our hotels, which could cause one or more of such tenants to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations or to declare bankruptcy;

•
severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis;

•
the potential inability of our Company to comply with financial covenants of our corporate credit facility, unsecured term loans and other debt agreements, or the inability of the Company to renegotiate such covenants, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our corporate credit facility or otherwise in the future;

•
the potential lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which could cause delays in completing ongoing or future hotel renovations and capital improvements at our hotels, including the current reconstruction of Frenchman’s Reef & Morning Star Beach Resort;

•
difficulties in sourcing and transporting materials or products necessary to operate our hotels, such as linens or cleaning supplies, and a decrease in the availability of adequate staffing at our hotels, which could impact our ability to provide our guests with the customary level of service provided at our hotels, including our premium full-service hotels;

•
the potential inability of our TRS lessees to renew or enter into new management agreements for our hotels on favorable terms, or at all, which could cause interruptions in the operations at certain hotels;

•
a general decline in business activity and demand for real estate transactions, and more specifically, the demand for hotel properties, which could adversely affect our ability or desire to make strategic acquisitions or dispositions;

•
the potential negative impact on the health of our personnel, particularly if a significant number of our senior executive officers are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption; and

•
the limited access to our facilities, management, franchisors, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations and lead to reputational harm and regulatory issues or fines.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2020	—	$—	—	$175,156
February 1 - February 29, 2020	126,007 (2)	$9.22	—	$165,179
March 1 - March 31, 2020	1,122,866 (3)	$8.91	—	$165,179
____________________

(1)
Represents amounts available under the Company's $250 million share repurchase program announced by the Company on November 5, 2018 (the “Share Repurchase Program”). To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The Share Repurchase Program may be suspended or terminated at any time without prior notice. The Share Repurchase Program will be effective until November 6, 2020.

(2)	Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

(3)
Reflects 1,119,438 shares purchased under the Company's $250 million Share Repurchase Program and 3,428 shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the issuance of shares of common stock under the Company's deferred compensation plan.

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

May 11, 2020

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)