Form 10-Q
period 2020-06-30
DiamondRock Hospitality Co
filed 2020-08-10
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 199,516,435 shares of its $0.01 par value common stock outstanding as of August 7, 2020.

PART I. FINANCIAL INFORMATION

Item I.	Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Property and equipment, net	$3,029,905	$3,026,769
Right-of-use assets	97,242	98,145
Restricted cash	36,359	57,268
Due from hotel managers	62,129	91,207
Prepaid and other assets	24,795	29,853
Cash and cash equivalents	87,837	122,524
Total assets	$3,338,267	$3,425,766
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$605,034	$616,329
Unsecured term loans, net of unamortized debt issuance costs	398,267	398,770
Senior unsecured credit facility	148,985	75,000
Total debt	1,152,286	1,090,099

Deferred income related to key money, net	11,144	11,342
Unfavorable contract liabilities, net	66,412	67,422
Deferred rent	54,186	52,012
Lease liabilities	103,588	103,625
Due to hotel managers	80,524	72,445
Distributions declared and unpaid	138	25,815
Accounts payable and accrued expenses	63,424	81,944
Total liabilities	1,531,702	1,504,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 199,516,435 and 200,207,795 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,995	2,002
Additional paid-in capital	2,082,601	2,089,349
Accumulated deficit	(286,198)	(178,861)
Total stockholders’ equity	1,798,398	1,912,490
Noncontrolling interests	8,167	8,572
Total equity	1,806,565	1,921,062
Total liabilities and equity	$3,338,267	$3,425,766

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Revenues:
Rooms	$13,099	$181,629	$124,900	$318,282
Food and beverage	3,038	60,714	46,943	111,179
Other	4,242	15,575	18,531	30,832
Total revenues	20,379	257,918	190,374	460,293
Operating Expenses:
Rooms	7,143	42,922	42,796	81,741
Food and beverage	4,715	36,456	35,802	69,606
Management fees	(78)	7,317	3,399	12,657
Franchise fees	793	7,208	6,589	13,067
Other hotel expenses	40,720	81,319	118,563	156,798
Depreciation and amortization	28,783	29,335	58,883	58,331
Corporate expenses	6,826	7,403	12,383	14,467
Business interruption insurance income	—	—	—	(8,822)
Total operating expenses, net	88,902	211,960	278,415	397,845
Interest and other (income) expense, net	(150)	(105)	249	(408)
Interest expense	11,629	12,418	32,847	24,080
Total other expenses, net	11,479	12,313	33,096	23,672
(Loss) income before income taxes	(80,002)	33,645	(121,137)	38,776
Income tax benefit (expense)	6,615	(4,571)	13,058	(722)
Net (loss) income	(73,387)	29,074	(108,079)	38,054
Less: Net loss (income) attributable to noncontrolling interests	605	(114)	738	(149)
Net (loss) income attributable to common stockholders	$(72,782)	$28,960	$(107,341)	$37,905
(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(0.36)	$0.14	$(0.53)	$0.19
Net (loss) income per share available to common stockholders—diluted	$(0.36)	$0.14	$(0.53)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Share-based compensation	154,981	1	189	—	190	238	428
Redemption of Operating Partnership units	—	—	(15)	—	(15)	(186)	(201)
Common stock repurchased and retired	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Net loss	—	—	—	(34,559)	(34,559)	(133)	(34,692)
Balance at March 31, 2020	199,243,338	$1,992	$2,079,534	$(213,420)	$1,868,106	$8,491	$1,876,597
Share-based compensation	137,616	2	2,054	4	2,060	281	2,341
Sale of common stock in follow-on offerings, net of placement fees and expenses of $10	135,481	1	1,013	—	1,014	—	1,014
Net loss	—	—	—	(72,782)	(72,782)	(605)	(73,387)
Balance at June 30, 2020	199,516,435	$1,995	$2,082,601	$(286,198)	$1,798,398	$8,167	$1,806,565

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock/units ($0.125 per share)	—	—	113	(25,483)	(25,370)	(134)	(25,504)
Share-based compensation	55,916	1	1,073	—	1,074	83	1,157
Common stock repurchased and retired	(3,143,922)	(31)	(29,967)	—	(29,998)	—	(29,998)
Net income	—	—	—	8,945	8,945	35	8,980
Balance at March 31, 2019	201,448,479	$2,015	$2,097,691	$(277,444)	$1,822,262	$7,680	$1,829,942
Distributions on common stock/units ($0.125 per share)	—	—	120	(25,365)	(25,245)	(134)	(25,379)
Share-based compensation	33,396	1	1,955	—	1,956	249	2,205
Common stock repurchased and retired	(1,004,589)	(11)	(10,021)	—	(10,032)	—	(10,032)
Net income	—	—	—	28,960	28,960	114	29,074
Balance at June 30, 2019	200,477,286	$2,005	$2,089,745	$(273,849)	$1,817,901	$7,909	$1,825,810

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(108,079)	$38,054
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	58,883	58,331
Corporate asset depreciation as corporate expenses	117	110
Non-cash lease expense and other amortization	3,458	3,501
Non-cash interest rate swap fair value adjustment	12,312	1,647
Amortization of debt issuance costs	935	960
Amortization of deferred income related to key money	(198)	(198)
Share-based compensation	3,898	3,659
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,346)	(6,289)
Due to/from hotel managers	37,172	(20,446)
Accounts payable and accrued expenses	(23,292)	1,573
Net cash (used in) provided by operating activities	(20,140)	80,902
Cash flows from investing activities:
Capital expenditures for operating hotels	(31,830)	(47,043)
Capital expenditures for Frenchman's Reef	(37,689)	(42,245)
Acquisition of interest in the land underlying the Shorebreak Hotel	(1,585)	—
Proceeds from property insurance	10,663	—
Net cash used in investing activities	(60,441)	(89,288)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,082)	(6,863)
Proceeds from sale of common stock, net	1,015	—
Proceeds from mortgage debt	48,000	—
Repayments of mortgage debt	(52,517)	—
Draws on senior unsecured credit facility	400,000	105,000
Repayments of senior unsecured credit facility	(326,015)	—
Payment of financing costs	(1,410)	—
Distributions on common stock and units	(25,557)	(51,558)
Repurchase of common stock	(10,000)	(40,030)
Redemption of Operating Partnership units	(201)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,248)	(296)
Net cash provided by financing activities	24,985	6,253
Net decrease in cash, cash equivalents, and restricted cash	(55,596)	(2,133)
Cash, cash equivalents, and restricted cash at beginning of period	179,792	91,598
Cash, cash equivalents, and restricted cash at end of period	$124,196	$89,465

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$21,846	$21,409
Cash (refunded) paid for income taxes, net	$(218)	$1,160
Capitalized interest	$2,136	$499
Non-cash cumulative effect of ASC 842 accounting standard adoption	$—	$15,286
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$138	$25,667

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$87,837	$122,524
Restricted cash (1)	36,359	57,268
Total cash, cash equivalents and restricted cash	$124,196	$179,792
_____________________________

(1)	Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of June 30, 2020, we owned 31 hotels with 10,102 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. Our hotel located in St. Thomas, U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”) is closed as a result of damage caused by Hurricane Irma in September 2017.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.6% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.4% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

COVID-19 Pandemic and Management's Response

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. Since then, the virus has continued to spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the demand for lodging has materially decreased. Throughout March and April 2020, we suspended operations at 20 of our hotels. As of June 30, 2020, we had reopened 12 of those hotels. Subsequent to June 30, 2020, we reopened three additional hotels. The hotels that remained open and the hotels that have reopened are operating at historically low occupancy levels. As a result, the COVID-19 pandemic has had a material adverse impact on our operations and financial results for the three and six months ended June 30, 2020. The severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, but we expect it will continue to have a material adverse impact on our results of operations, financial position and cash flow in 2020.

We have taken aggressive steps in order to mitigate the ongoing operational and financial impacts on our business. We drew down funds on our $400 million senior unsecured credit facility, suspended our quarterly dividend, canceled or deferred a significant portion of our capital expenditures planned for 2020, paused the reconstruction of Frenchman's Reef and reduced corporate expenses through decreases in executive compensation, employee headcount and other expenses. Additionally, in coordination with our hotel operators, we have developed and implemented action plans to significantly reduce operating costs at each of our hotels. On June 9, 2020, we executed amendments to the credit agreements for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The amendments provide a waiver of the quarterly-tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. Please see Note 8 for more information about these amendments.

As of June 30, 2020, the Company had unrestricted cash of $87.8 million and $251.0 million of borrowing capacity on our senior unsecured credit facility.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2020, the results of our operations for the three and six months ended June 30, 2020 and 2019, the statements of equity for the three and six months ended June 30, 2020 and 2019, and the cash flows for the six months ended June 30, 2020 and 2019. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed on February 28, 2020.

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

Currently, one of the most significant risks and uncertainties is the potential length and severity of the ongoing COVID-19 pandemic. The COVID-19 pandemic has reduced travel and adversely affected the hospitality industry in general. We believe that the actual and threatened spread of COVID-19 globally or in the regions in which we operate, or the future widespread outbreak of infectious or contagious disease, will continue to reduce national and international travel in general. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, and its impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, new information and developments that may emerge concerning the severity of COVID-19 and the actions of governments and individuals to contain COVID-19 or mitigate its impact, as well as the effect of any relaxation of current restrictions, among others. To the extent that travel activity in the U.S. continues to be materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as the business and financial results of the Company, would similarly continue to be materially and adversely impacted. See Note 1 for additional disclosures related to COVID-19 and its impact on our Company.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. As a result of the COVID-19 pandemic, we reviewed each of our hotel properties for impairment as of June 30, 2020 and concluded the carrying value of each of the hotel properties is recoverable. Due to the continuing effects of the pandemic, however, estimated future cash flows could further decline and result in the recognition of an impairment charge on one or more of our hotel properties in future periods.

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

We had no accruals for tax uncertainties as of June 30, 2020 and December 31, 2019.

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

Debt Issuance Costs

Financing costs are recorded at cost as a component of the debt carrying amount and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of debt issuance costs is computed using a method that approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying consolidated statements of operations. Debt issuance costs related to our Revolving Credit Facility (defined in Note 8) are included within prepaid and other assets on the accompanying consolidated balance sheets. These debt issuance costs are amortized ratably over the term of the Revolving Credit Facility, regardless of whether there are any outstanding borrowings, and the amortization is included in interest expense in the accompanying consolidated statements of operations.

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

Frenchman's Reef has been closed since September 2017, when the hotel was significantly damaged by Hurricane Irma. For the six months ended June 30, 2019, we recognized $8.8 million of business interruption insurance income related to Frenchman's Reef. We settled our insurance claim for Hurricane Irma in December 2019, and for the six months ended June 30, 2020, we did not recognize any business interruption insurance income.

3.	Property and Equipment

Property and equipment as of June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$618,210	$617,695
Land improvements	7,994	7,994
Buildings and site improvements	2,766,924	2,751,590
Furniture, fixtures and equipment	536,348	534,802
Construction in progress	171,205	126,464
	4,100,681	4,038,545
Less: accumulated depreciation	(1,070,776)	(1,011,776)
	$3,029,905	$3,026,769

On March 2, 2020, we acquired the remaining 4.5% interest in the land underlying the Shorebreak Hotel located in Huntington Beach, California, for a purchase price of $1.6 million. We now own 100% of the interest in the land underlying the hotel.

As of June 30, 2020 and December 31, 2019, we had accrued capital expenditures of $5.2 million and $13.1 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking garage as of June 30, 2020. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of June 30, 2020, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,763	$2,832	$5,571	$5,582
Variable lease payments	$2	$489	$239	$826
Cash paid for amounts included in the measurement of operating lease liabilities	$803	$798	$1,610	$1,586

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of June 30, 2020
2020 (excluding the six months ended June 30, 2020)	$1,604
2021	3,496
2022	3,940
2023	3,997
2024	3,976
Thereafter	759,124
Total lease payments	776,137
Less imputed interest	(672,549)
Total lease liabilities	$103,588

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the three and six months ended June 30, 2020, we sold 135,481 shares of common stock at an average price of $7.56 per share for proceeds of $1.0 million, net of approximately $10 thousand in fees paid to the applicable sales agent. As of August 7, 2020, shares of common stock having an aggregate offering price of up to $199.0 million remained available for sale under the ATM Program.

Our board of directors has approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Repurchases under the Share Repurchase Program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Share Repurchase Program may be suspended or terminated at any time without prior notice. During the first quarter of 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We have suspended share repurchases and, pursuant to our Amended Credit Agreements (as defined in Note 8), may not repurchase shares while our financial covenant requirements are waived on our senior unsecured credit facility and unsecured term loans. As of August 7, 2020, we have $165.2 million of authorized capacity remaining under our share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

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

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan (as defined in Note 6 below) for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 6 for additional disclosures related to LTIP units.

There were 855,191 and 792,131 common OP units held by unaffiliated third parties and executive officers of the Company as of June 30, 2020 and December 31, 2019, respectively. There were 243,809 and 244,366 LTIP units outstanding as of June 30, 2020 and December 31, 2019, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

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

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 3,053,153 shares as of June 30, 2020.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2020 to June 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	472,999	$10.40
Granted	343,410	9.41
Vested	(229,664)	10.55
Forfeited	(13,683)	9.99
Unvested balance at June 30, 2020	573,062	$9.76

The remaining share awards are expected to vest as follows: 8,202 shares during 2020, 247,019 shares during 2021, 141,836 during 2022 and 176,005 during 2023. As of June 30, 2020, the unrecognized compensation cost related to restricted stock awards was $4.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $0.6 million of compensation expense related to restricted stock awards for the three months ended June 30, 2020 and 2019. We recorded $1.3 million and $1.4 million of compensation expense related to restricted stock awards for the six months ended June 30, 2020 and 2019, respectively.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Fifty percent of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The number of PSUs earned is limited to 100% of the PSU Target Award if the Company's total stockholder return is negative for the three-year performance period. The improvement in market share for each of our hotels is measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized and universally accepted benchmarking service for the hospitality industry.

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

A summary of our PSUs from January 1, 2020 to June 30, 2020 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	796,532	$11.16
Granted	352,035	9.02
Additional units from dividends	9,556	10.42
Vested (1)	(245,937)	11.00
Unvested balance at June 30, 2020	912,186	$9.63

______________________

(1)	The number of shares of common stock earned for the PSUs vested in 2020 was equal to 123.07% of the PSU Target Award.

The remaining unvested PSUs are expected to vest as follows: 290,927 units during 2021, 269,224 units during 2022 and 352,035 during 2023. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2020, the unrecognized compensation cost related to the PSUs was $4.8 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded $0.7 million of compensation expense related to the PSUs for each of the three months ended June 30, 2020 and 2019. We recorded $1.4 million and $1.3 million of compensation expense related to the PSUs for the six months ended June 30, 2020 and 2019, respectively.

LTIP Units

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

A summary of our LTIP units from January 1, 2020 to June 30, 2020 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	244,366	$10.65
Granted	80,898	9.58
Vested (1)	(81,455)	10.65
Unvested balance at June 30, 2020	243,809	$10.29
______________________

(1)	As of June 30, 2020, all vested LTIP units have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 108,421 units during 2021, 108,422 units during 2022 and 26,966 units during 2023. As of June 30, 2020, of the 325,264 LTIP units granted, 81,455 LTIP units have vested.

As of June 30, 2020, the unrecognized compensation cost related to LTIP unit awards was $2.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.3 million and $0.2 million of compensation expense related to LTIP unit awards for the three months ended June 30, 2020 and 2019, respectively. We recorded $0.5 million and $0.3 million of compensation expense related to LTIP unit awards for the six months ended June 30, 2020 and 2019, respectively.

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

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(72,782)	$28,960	$(107,341)	$37,905
Dividends declared on unvested share-based compensation	—	(35)	—	(70)
Net (loss) income available to common stockholders	$(72,782)	$28,925	$(107,341)	$37,835
Denominator:
Weighted-average number of common shares outstanding—basic	200,797,317	202,405,507	201,002,576	202,610,178
Effect of dilutive securities:
Unvested restricted common stock	—	68,995	—	58,084
Shares related to unvested PSUs	—	426,137	—	438,228
Weighted-average number of common shares outstanding—diluted	200,797,317	202,900,639	201,002,576	203,106,490
Earnings (loss) per share:
Net (loss) income per share available to common stockholders—basic	$(0.36)	$0.14	$(0.53)	$0.19
Net (loss) income per share available to common stockholders—diluted	$(0.36)	$0.14	$(0.53)	$0.19

For the six months ended June 30, 2020, 171,458 of unvested PSUs were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2020 and December 31, 2019 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of June 30, 2020	Maturity Date	June 30, 2020	December 31, 2019
Salt Lake City Marriott Downtown mortgage loan (repaid on June 25, 2020)	4.25%	November 2020	$—	$53,273
Salt Lake City Marriott Downtown mortgage loan	LIBOR + 3.25% (1)	January 2022 (2)	48,000	—
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023	59,427	60,550
The Lodge at Sonoma, a Renaissance Resort & Spa mortgage loan	3.96%	April 2023	26,675	26,963
Westin San Diego mortgage loan	3.94%	April 2023	61,064	61,851
Courtyard Manhattan / Midtown East mortgage loan	4.40%	August 2024	80,330	81,107
Renaissance Worthington mortgage loan	3.66%	May 2025	80,067	80,904
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	60,659	61,253
Westin Boston Waterfront Hotel mortgage loan	4.36%	November 2025	188,804	190,725
New Market Tax Credit loan (3)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(2,935)	(3,240)
Total mortgage and other debt, net of unamortized debt issuance costs			605,034	616,329

Unsecured term loan	LIBOR + 2.35% (4)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.35% (5)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,733)	(1,230)
Unsecured term loans, net of unamortized debt issuance costs			398,267	398,770

Senior unsecured credit facility	LIBOR + 2.40% (6)	July 2023 (7)	148,985	75,000

Total debt, net of unamortized debt issuance costs			$1,152,286	$1,090,099
Weighted-Average Interest Rate	3.80%

_______________________

(1)	LIBOR is subject to a floor of 1.0%.

(2)	The loan may be extended for an additional year upon satisfaction of certain conditions.

(3)	Assumed in connection with the acquisition of the Hotel Palomar Phoenix on March 1, 2018.

(4)	We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.

(5)	We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.

(6)	Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.

(7)	The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2020, eight of our 31 hotels were secured by mortgage debt.

On June 25, 2020, we refinanced our only significant near-term debt maturity by closing on a $48.0 million mortgage loan secured by the Salt Lake City Marriott Downtown. The loan proceeds were used to repay the existing $52.5 million mortgage loan secured by the Salt Lake City Marriott Downtown that was scheduled to mature in November 2020, with the balance funded by corporate cash on hand. The new loan matures in January 2022 and has an option to extend the maturity to January 2023, subject to the satisfaction of certain conditions. The new loan bears interest at LIBOR plus 3.25%. The LIBOR rate is subject to a floor of 1.0%. The loan requires principal payments of $150 thousand per month, with the remaining principal due at maturity.

Due to the impact of COVID-19, we have requested relief with respect to certain conditions of the loans on our hotels syndicated through commercial mortgage backed security (“CMBS”) pools. With the exception of the mortgage loan secured by the Westin Boston Waterfront Hotel, we have not received any of the requested relief. On July 16, 2020, we entered into an amendment to the mortgage loan secured by the Westin Boston Waterfront Hotel. The amendment allows the Company to use the hotel’s current reserve balance for replacement of furniture and fixtures (“FF&E Reserve”) for the debt service payments due for three months beginning August 2020. Any funds from the FF&E Reserve used for amounts due under the loan are required to be replenished by the Company ratably over a 12-month period ending in June 2022.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of June 30, 2020, the debt service coverage ratios or debt yields for the Courtyard Manhattan Midtown East, Westin Boston Waterfront Hotel, The Lodge at Sonoma, Westin Washington, D.C. City Center, JW Marriott Denver at Cherry Creek, and Renaissance Worthington were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We expect that the cash trap provision on the Westin San Diego loan will be triggered as of the third quarter of 2020 due to the continuing negative impact of the COVID-19 pandemic on our hotel operations. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023, a $350 million unsecured term loan maturing in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan maturing in October 2023 (the "2023 Term Loan"). The maturity date for the Revolving Credit Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio, as follows:

	Applicable Margin
Leverage Ratio	Revolving Credit Facility	Unsecured Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.55%	1.50%
Greater than or equal to 45% but less than 50%	1.70%	1.65%
Greater than or equal to 50% but less than 55%	1.90%	1.85%
Greater than or equal to 55%	2.05%	2.00%

In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%. As of June 30, 2020, we had $149.0 million in borrowings outstanding under the Revolving Credit Facility. We incurred interest and unused fees on the Revolving Credit Facility of $1.8 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively. We incurred interest and unused fees on the Revolving Credit Facility of $2.5 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. We incurred interest on the unsecured term loans of $2.9 million and $3.5 million for the three months ended June 30, 2020 and 2019, respectively. We incurred interest on the unsecured term loans of $6.1 million and $6.9 million for the six months ended June 30, 2020 and 2019, respectively.

On June 9, 2020, we entered into amendments to the Credit Agreements (the “Amended Credit Agreements”). The Amended Credit Agreements waive the quarterly-tested financial covenants from June 9, 2020 through the first quarter of 2021, unless we elect to terminate the waiver on an earlier date (such period between June 9, 2020 and the earlier of such date of termination and the end of the first quarter of 2021, the “Covenant Relief Period”).

During the Covenant Relief Period and until the date we have demonstrated compliance with the financial covenants for the fiscal quarter following the end of the Covenant Relief Period (the “Restriction Period”), (i) the Amended Credit Agreements require that the net cash proceeds from certain incurrences of indebtedness, equity issuances and asset dispositions will, subject to various exceptions, be applied as a mandatory prepayment of the amounts outstanding under the Amended Credit Agreements, (ii) the Amended Credit Agreements impose an additional covenant that we and our subsidiaries maintain minimum liquidity, defined as unrestricted cash plus available capacity on the Revolving Credit Facility, of at least $100.0 million, and (iii) the Amended Credit Agreements impose additional negative covenants that will limit our ability to incur additional indebtedness, pay dividends and distributions (except to the extent required to maintain REIT status), repurchase shares, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, in each case subject to various exceptions. During the Restriction Period, acquisitions of encumbered hotels are permitted, subject to a $300 million limitation, and acquisitions of unencumbered hotels are permitted subject to a partial repayment of the outstanding balance on the Revolving Credit Facility or funded with junior capital.

Following the end of the Covenant Relief Period, the Amended Credit Agreements modify certain financial covenants until January 1, 2022 or unless we elect to terminate the period on an earlier date (the “Ratio Adjustment Period”), as follows:

•	Maximum Leverage Ratio is increased from 60% to 65%;

•	Unencumbered Leverage Ratio is increased from 60% to 65%; and

•
Unencumbered Implied Debt Service Coverage Ratio may not be less than 1.00 to 1.00 for the first two testing periods in the Ratio Adjustment Period, not less than 1.10 to 1.00 for the third testing period in the Ratio Adjustment Period and not less than 1.20 to 1.00 for all testing periods thereafter.

During the Covenant Relief Period and until the earlier of (i) January 1, 2022 and (ii) the date on which we have demonstrated compliance with the financial covenants, without giving effect to the modifications imposed during the Ratio Adjustment Period for two consecutive quarters following the Covenant Relief Period, the equity interests of certain of our subsidiaries that own unencumbered properties are required to be pledged to secure the obligations owing under the Amended Credit Agreements.

During the Covenant Relief Period and the Ratio Adjustment Period, the Amended Credit Agreements also sets the applicable interest rate to LIBOR plus a margin of 2.40% for the Revolving Credit Facility and LIBOR plus a margin of 2.35% for the Facility Term Loan and 2023 Term Loan. The Amended Credit Agreements also add a LIBOR floor of 0.25% to the variable interest rate calculation.

9. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2020 and December 31, 2019, in thousands, is as follows:

	June 30, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,152,286	$1,214,065	$1,090,099	$1,110,353
Interest rate swap liabilities	$14,858	$14,858	$2,545	$2,545

_______________

(1)	The carrying amount of debt is net of unamortized debt issuance costs.

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

Interest Rate Swaps

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of June 30, 2020 and December 31, 2019, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2020	December 31, 2019
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(3,840)	$(1,597)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(11,018)	(948)
							$(14,858)	$(2,545)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

•
the continuing adverse impact of the novel coronavirus (COVID-19) on the U.S., regional and global economies, travel, the hospitality industry, and on our financial condition and results of operations of our hotels;

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2020, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef & Morning Star Beach Resort (“Frenchman's Reef”), remains closed due to damage incurred from Hurricane Irma in September 2017.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the six months ended June 30, 2020 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

In response to COVID-19, we have taken the following aggressive actions at the property and corporate levels:

•
In coordination with our hotel operators, we suspended operations at 20 of our hotels throughout March and April 2020. During the three months ended June 30, 2020, we reopened 12 hotels. Subsequent to June 30, 2020, we reopened three additional hotels and have 25 of our 30 previously operating hotels open as of August 7, 2020.

•	We have developed and implemented action plans with our hotel operators to significantly reduce operating costs at each of our hotels.

•	We have cultivated alternative demand for our hotels, where possible, including accommodating first responders and quarantined military personnel.

•	We have canceled or deferred over 65% of our capital expenditures planned for the remainder of 2020.

•	We have paused the rebuild of Frenchman's Reef, which we had expected to open as two separate hotels in late 2020.

•
We suspended our quarterly dividend beginning with the dividend that would have been paid in April 2020. We expect to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020.

•
We drew down funds on our $400 million senior unsecured credit facility in March 2020 to enhance our liquidity. As of June 30, 2020, we had $251.0 million of borrowing capacity on our the senior unsecured credit facility and $87.8 million of unrestricted cash on hand.

•
On June 9, 2020, we executed amendments to the credit agreements for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The amendments provide for a waiver of the quarterly-tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021.

•
On June 25, 2020, we refinanced our only significant near-term debt maturity by closing on a $48.0 million mortgage loan secured by the Salt Lake City Marriott Downtown. The loan proceeds were used to repay the existing $52.5 million mortgage loan secured by the Salt Lake City Marriott Downtown that was scheduled to mature on November 1, 2020. The new loan matures in January 2022 with an option to extend maturity to January 2023, subject to the satisfaction of certain conditions.

•
We are exploring possible modifications to existing hotel management and franchise agreements and are currently in discussions with certain hotel managers and franchisors regarding potentially amending or restructuring those agreements to our benefit. Given the early nature of these negotiations, it is unclear what, if any, changes will result from such discussions.

The situation surrounding the COVID-19 pandemic remains fluid. Market demand for lodging at our hotels is closely correlated with reported infection levels near our hotel locations, consumer confidence, and guidance from health officials and federal, state, and local governments.

Demand for our leisure-focused hotels has recovered more quickly than our urban hotels. As demand returns, we will continue to aggressively asset manage our hotels. We continue to carefully assess staffing needs, cleanliness and safety protocols, business mix, and other initiatives. We expect that the COVID-19 pandemic will decrease the pipeline of supply of new hotel rooms within the markets we operate, which will further stabilize RevPAR and profitability.

See also “Risk Factors” in Part II, Item 1A of this report.

Our Hotels

The following tables set forth certain operating information for the six months ended June 30, 2020 for each of our hotels. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion of the six months ended June 30, 2020 that it was open.

Hotels Open Throughout the Six Months Ended June 30, 2020 (1)
Property	Location			Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2019 RevPAR
Salt Lake City Marriott Downtown	Salt Lake City, Utah			510	28.0%	167.49	46.81	(58.3)%
Renaissance Worthington	Fort Worth, Texas			504	34.4%	187.14	64.47	(56.8)%
Westin San Diego	San Diego, California			436	47.3%	182.76	86.53	(44.6)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida			433	49.5%	251.18	124.30	(38.2)%
Westin Washington, D.C. City Center	Washington, D.C.			410	31.0%	191.70	59.48	(68.5)%
Marriott Atlanta Alpharetta	Atlanta, Georgia			318	29.1%	167.54	48.74	(60.2)%
Courtyard Manhattan/Midtown East	New York, New York			321	76.2%	154.60	117.86	(46.7)%
Bethesda Marriott Suites	Bethesda, Maryland			272	25.9%	168.34	43.57	(67.7)%
Shorebreak Hotel	Huntington Beach, California			157	55.2%	211.59	116.73	(39.0)%
L'Auberge de Sedona	Sedona, Arizona			88	50.3%	568.53	286.00	(44.1)%
TOTAL/WEIGHTED AVERAGE FOR OPEN HOTELS				3,449	40.7%	200.33	81.47	(52.1)%

Hotels Closed for a Portion of the Six Months Ended June 30, 2020 (1)
Property	Location	Date of Closure	Date of Reopening (2)	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2019 RevPAR
Chicago Marriott Downtown	Chicago, Illinois	4/10/2020	-	1,200	21.5%	$164.29	$35.30	(76.0)%
Westin Boston Waterfront Hotel	Boston, Massachusetts	3/25/2020	-	793	29.9%	196.96	58.95	(68.1)%
Lexington Hotel New York	New York, New York	3/29/2020	-	725	30.7%	183.27	56.34	(72.3)%
Hilton Boston Downtown	Boston, Massachusetts	3/23/2020	(3)	403	32.8%	191.87	62.99	(75.1)%
Vail Marriott Mountain Resort & Spa	Vail, Colorado	3/20/2020	6/12/2020	344	33.1%	442.11	146.46	(33.2)%
The Gwen Chicago	Chicago, Illinois	3/31/2020	6/10/2020	311	31.8%	193.42	61.51	(68.0)%
Hilton Garden Inn Times Square Central	New York, New York	3/29/2020	-	282	38.5%	154.35	59.40	(73.6)%
Hilton Burlington	Burlington, Vermont	3/31/2020	(4)	258	19.7%	133.81	26.38	(79.2)%
Hotel Palomar Phoenix	Phoenix, Arizona	3/31/2020	6/21/2020	242	37.4%	225.78	84.49	(52.5)%
JW Marriott Denver at Cherry Creek	Denver, Colorado	3/22/2020	6/1/2020	199	31.6%	228.56	72.19	(55.3)%
Courtyard Manhattan/Fifth Avenue	New York, New York	3/27/2020	-	189	30.8%	206.17	63.49	(69.1)%
Barbary Beach House Key West (formerly the Sheraton Suites Key West ) (5)	Key West, Florida	3/23/2020	6/1/2020	184	46.6%	315.35	146.87	(41.5)%
The Lodge at Sonoma, a Renaissance Resort & Spa	Sonoma, California	3/21/2020	(6)	182	23.0%	233.39	53.58	(73.1)%
Courtyard Denver Downtown	Denver, Colorado	3/20/2020	6/1/2020	177	26.0%	163.06	42.40	(71.7)%
Renaissance Charleston	Charleston, South Carolina	4/6/2020	5/14/2020	166	40.2%	225.04	90.56	(61.6)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	3/17/2020	6/24/2020	142	23.5%	445.49	104.56	(63.7)%
Havana Cabana Key West	Key West, Florida	3/23/2020	6/1/2020	106	48.7%	271.00	131.99	(37.7)%
Hotel Emblem	San Francisco, California	3/23/2020	6/26/2020	96	33.9%	255.03	86.46	(49.3)%
The Landing Resort & Spa	South Lake Tahoe, California	3/23/2020	6/5/2020	82	33.1%	299.20	99.16	(32.9)%
Orchards Inn Sedona	Sedona, Arizona	3/31/2020	5/15/2020	70	37.2%	209.22	77.91	(62.6)%
TOTAL/WEIGHTED AVERAGE FOR CLOSED HOTELS				6,151	30.0%	219.62	65.88	(65.5)%

TOTAL/WEIGHTED AVERAGE				9,600	33.8%	$211.29	$71.48	(61.0)%

____________________

(1)	Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the six months ended June 30, 2020.

(2)	Reopening dates, if applicable, as of June 30, 2020.

(3)	The hotel reopened on July 31, 2020.

(4)	The hotel reopened on July 16, 2020.

(5)	On June 1, 2020, the hotel converted to an independent hotel, Barbary Beach House Key West.

(6)	The hotel reopened on July 1, 2020.

Results of Operations

The comparability of our results of operations for the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019 has been significantly impacted by the effects of the the COVID-19 pandemic. We expect the comparability of our results of operations in future periods of 2020 will be similarly impacted.

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

In response to the COVID-19 pandemic, we suspended operations at 20 of our hotels for all or a portion of the three months ended June 30, 2020. Twelve of these hotels reopened by June 30, 2020. Eight of these hotels remained closed as of June 30, 2020.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2020	2019	% Change
Rooms	$13.1	$181.6	(92.8)%
Food and beverage	3.0	60.7	(95.1)%
Other	4.3	15.6	(72.4)%
Total revenues	$20.4	$257.9	(92.1)%

Our total revenues decreased $237.5 million from $257.9 million for the three months ended June 30, 2019 to $20.4 million for the three months ended June 30, 2020.

The following are key hotel operating statistics for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019	% Change
Occupancy %	8.5%	83.1%	(74.6)%
ADR	$175.74	$250.23	(29.8)%
RevPAR	$14.99	$208.02	(92.8)%

Food and beverage revenues decreased $57.7 million from the three months ended June 30, 2019.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $11.3 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2020	2019	% Change
Rooms departmental expenses	$7.1	$42.9	(83.4)%
Food and beverage departmental expenses	4.7	36.5	(87.1)
Other departmental expenses	0.6	3.8	(84.2)
General and administrative	6.4	21.6	(70.4)
Utilities	3.0	4.9	(38.8)
Repairs and maintenance	4.2	8.8	(52.3)
Sales and marketing	4.5	17.2	(73.8)
Franchise fees	0.8	7.2	(88.9)
Base management fees	(0.1)	5.5	(101.8)
Incentive management fees	—	1.8	(100.0)
Property taxes	14.6	14.0	4.3
Other fixed charges	4.6	4.0	15.0
Professional fees and pre-opening costs related to Frenchman's Reef	0.1	3.7	(97.3)
Lease expense	2.8	3.3	(15.2)
Total hotel operating expenses	$53.3	$175.2	(69.6)%

Our hotel operating expenses decreased $121.9 million from $175.2 million for the three months ended June 30, 2019 to $53.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2020, we accrued $2.9 million of compensation and benefits expense for employees furloughed or laid-off at our properties in connection with the the COVID-19 pandemic, which is included in the general and administrative expenses above.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.6 million, or 1.9%, from the three months ended June 30, 2019. This is primarily due to the timing of fully depreciated capital expenditures.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.6 million, or 7.8%, from $7.4 million for the three months ended June 30, 2019 to $6.8 million for the three months ended June 30, 2020 primarily due to decreases in employee compensation and other employee-related expenses. We expect corporate expenses to decrease for each of the remaining quarters in 2020 compared with the comparable quarter in 2019.

Interest expense. Our interest expense was $11.6 million and $12.4 million for the three months ended June 30, 2020 and 2019, respectively, and was comprised of the following (in millions):

	Three Months Ended June 30,
	2020	2019
Mortgage debt interest	$6.5	$6.6
Unsecured term loan interest	2.9	3.5
Credit facility interest and unused fees	1.8	1.0
Amortization of debt issuance costs and debt premium	0.5	0.5
Capitalized interest	(1.1)	(0.3)
Interest rate swap mark-to-market and net settlements	1.0	1.1
	$11.6	$12.4

The decrease in interest expense is primarily related to the decrease in unsecured term loan interest and an increase in capitalized interest recognized related to Frenchman's Reef, partially offset by an increase in credit facility interest incurred on the full draw down of our $400 million senior unsecured credit facility in March 2020.

Income taxes. We recorded an income tax benefit of $6.6 million for the three months ended June 30, 2020 and an income tax expense of $4.6 million for the three months ended June 30, 2019. The income tax benefit for the three months ended June 30, 2020 includes $6.7 million of income tax benefit on the $24.6 million pre-tax loss of our domestic TRSs and foreign income tax expense of $0.1 million incurred on the $1.0 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the three months ended June 30, 2019 includes $4.7 million of income tax expense on the $17.1 million pre-tax income of our domestic TRSs and foreign income tax benefit of $0.1 million incurred on the $3.6 million pre-tax loss of the TRS that owns Frenchman's Reef.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

In response to the COVID-19 pandemic, we suspended operations at 20 of our hotels for a portion of the six months ended June 30, 2020. Twelve of these hotels reopened by June 30, 2020. Eight of these hotels remained closed as of June 30, 2020.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2020	2019	% Change
Rooms	$124.9	$318.3	(60.8)%
Food and beverage	46.9	111.2	(57.8)%
Other	18.6	30.8	(39.6)%
Total revenues	$190.4	$460.3	(58.6)%

Our total revenues decreased $269.9 million from $460.3 million for the six months ended June 30, 2019 to $190.4 million for the six months ended June 30, 2020.

The following are key hotel operating statistics for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019	% Change
Occupancy %	33.8%	78.2%	(44.4)%
ADR	$211.29	$234.48	(9.9)%
RevPAR	$71.48	$183.30	(61.0)%

Food and beverage revenues decreased $64.3 million from the six months ended June 30, 2019.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $12.2 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2020	2019	% Change
Rooms departmental expenses	$42.8	$81.7	(47.6)%
Food and beverage departmental expenses	35.8	69.6	(48.6)
Other departmental expenses	4.6	7.6	(39.5)
General and administrative	31.4	41.1	(23.6)
Utilities	7.8	10.1	(22.8)
Repairs and maintenance	12.4	17.3	(28.3)
Sales and marketing	18.6	32.7	(43.1)
Franchise fees	6.6	13.1	(49.6)
Base management fees	3.4	9.9	(65.7)
Incentive management fees	—	2.8	(100.0)
Property taxes	29.2	28.5	2.5
Other fixed charges	8.9	8.0	11.3
Professional fees and pre-opening costs related to Frenchman's Reef	(0.2)	5.1	(103.9)
Lease expense	5.8	6.4	(9.4)
Total hotel operating expenses	$207.1	$333.9	(38.0)%

Our hotel operating expenses decreased $126.8 million from $333.9 million for the six months ended June 30, 2019 to $207.1 million for the six months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.6 million, or 0.9%, from the six months ended June 30, 2019. This is primarily due to capital expenditures from our recent hotel renovations.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $2.1 million, or 14.4%, from $14.5 million for the six months ended June 30, 2019 to $12.4 million for the six months ended June 30, 2020 primarily due to decreases in employee compensation and other employee-related expenses. We expect corporate expenses to decrease for the second half of 2020 compared with the comparable period in 2019.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef, which resulted in lost revenue and additional expenses covered under our insurance policies. In December 2019, we settled the insurance claim for Frenchman's Reef. We did not recognize any business interruption insurance income for the six months ended June 30, 2020 and we recognized $8.8 million of business interruption insurance income for the six months ended June 30, 2019 related to the claim for Frenchman's Reef.

Interest expense. Our interest expense was $32.8 million and $24.1 million for the six months ended June 30, 2020 and 2019, respectively, and was comprised of the following (in millions):

	Six Months Ended June 30,
	2020	2019
Mortgage debt interest	$13.0	$13.2
Unsecured term loan interest	6.1	6.9
Credit facility interest and unused fees	2.5	1.7
Amortization of debt issuance costs and debt premium	1.0	1.1
Capitalized interest	(2.1)	(0.5)
Interest rate swap mark-to-market and net settlements	12.3	1.7
	$32.8	$24.1

The increase in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in capitalized interest recognized related to Frenchman's Reef.

Income taxes. We recorded an income tax benefit of $13.1 million for the six months ended June 30, 2020 and an income tax expense of $0.7 million for the six months ended June 30, 2019. The income tax benefit for the six months ended June 30, 2020 includes $13.4 million of income tax benefit on the $48.7 million pre-tax loss of our domestic TRSs and foreign income tax expense of $0.3 million incurred on the $2.2 million pre-tax income of the TRS that owns Frenchman's Reef. The income tax expense for the six months ended June 30, 2019 includes $0.5 million of income tax expense on the $2.0 million pre-tax income of our domestic TRSs and foreign income tax expense of $0.2 million incurred on the $3.8 million pre-tax income of the TRS that owns Frenchman's Reef.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We have suspended our quarterly dividend and expect to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020. We currently expect that our existing cash balances and available capacity on our senior unsecured credit facility will be sufficient to meet our short-term liquidity requirements.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2020, the debt service coverage ratios or debt yields for the Courtyard Manhattan Midtown East, Westin Boston Waterfront Hotel, The Lodge at Sonoma, Westin Washington, D.C. City Center, JW Marriott Denver at Cherry Creek, and Renaissance Worthington were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We expect that the cash trap provision on the Westin San Diego mortgage loan will be triggered as of the third quarter of 2020 due to the continuing negative impact of the COVID-19 pandemic on our hotel operations. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2020, we had $1.2 billion of debt outstanding with a weighted average interest rate of 3.80% and a weighted average maturity date of approximately 3.9 years. We have no near-term mortgage debt maturities and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements. Further information is available in Note 1 to the accompanying consolidated financial statements for measures taken in response to the impact of COVID-19.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “ATM Program”) to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program. During the three and six months ended June 30, 2020, we sold 135,481 shares of our common stock at an average price of $7.56 per share for proceeds of $1.0 million, net of approximately $10 thousand in fees paid to the applicable sales agent. As of August 7, 2020, shares of common stock having an aggregate offering price of up to $199.0 million remained available for sale under the ATM Program.
Share Repurchase Program

Our board of directors has approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Information about our Share Repurchase Program is found in Note 5 to the accompanying consolidated financial statements. During the first quarter of 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We have suspended share repurchases and, pursuant to our Amended Credit Agreements, as defined below, may not repurchase shares while our financial covenant requirements are waived. As of August 7, 2020, we have $165.2 million of authorized capacity remaining under our Share Repurchase Program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. The maturity date for the senior unsecured credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. On June 9, 2020, we executed amendments to the credit agreements ("Amended Credit Agreements") for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The Amended Credit Agreements provide for a waiver of the quarterly-tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. Additional information about the Amended Credit Agreements, including the restrictions imposed by the Amended Credit Agreements and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements. As of June 30, 2020, we had $149.0 million of borrowings outstanding under our senior unsecured credit facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, and distributions to holders of common stock and units. As of June 30, 2020, we had $87.8 million of unrestricted cash and $36.4 million of restricted cash.

Our net cash used in operations was $20.1 million for the six months ended June 30, 2020. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $60.4 million for the six months ended June 30, 2020, which is composed of capital expenditures at our operating hotels of $31.8 million, capital expenditures for the rebuild of Frenchman's Reef of $37.7 million, and $1.6 million of cash paid for the acquisition of the remaining interest in land underlying the Shorebreak Hotel, offset by $10.7 million of proceeds from our property insurance policy related to our hotels impacted by Hurricanes Irma and Maria.

Our net cash provided by financing activities was $25.0 million for the six months ended June 30, 2020, which consisted of $74.0 million in net draws on our senior unsecured credit facility and $48.0 million proceeds of mortgage debt offset by the $52.5 million repayment of mortgage debt from the refinancing of the mortgage loan secured by the Salt Lake City Marriott Downtown, $25.6 million of distributions paid to holders of common stock and units, $10.0 million of share repurchases, $7.1 million of scheduled mortgage debt principal payments, $1.0 million proceeds from the sale of common stock under the ATM Program, $1.4 million paid for financing costs on the Amended Credit Agreements and Salt Lake City Marriott mortgage loan refinancing, $1.2 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $0.2 million paid for the redemption of common OP units.

We do not anticipate that we will receive any meaningful net cash flow from operations at our operating hotels for the remainder of the year ending December 31, 2020. We expect our uses of cash for the remainder of the year ending December 31, 2020 will be regularly scheduled debt service payments, capital expenditures, potential funding of hotel working capital requirements, the distribution of 100% of our taxable income, if any, for the year ended December 31, 2020 to holders of common stock and units, and corporate expenses.

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

Our board of directors suspended the quarterly dividend that would have been paid in April 2020 and July 2020. We expect to pay a dividend in January 2021 sufficient to cover 100% of our taxable income, if any, for the year ending December 31, 2020.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2020, we have set aside $31.2 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $31.8 million on capital improvements at our operating hotels during the six months ended June 30, 2020. Additionally, we spent approximately $37.7 million on the rebuild of Frenchman's Reef during the six months ended June 30, 2020. In response to the COVID-19 pandemic, we have canceled or deferred a significant portion of the planned capital improvements at our operating hotels. We currently expect to spend approximately $50 million on capital improvements at our operating hotels during 2020. We have paused the rebuild of Frenchman's Reef and currently expect construction to resume in 2021.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(73,387)	$29,074	$(108,079)	$38,054
Interest expense	11,629	12,418	32,847	24,080
Income tax (benefit) expense	(6,615)	4,571	(13,058)	722
Real estate related depreciation and amortization	28,783	29,335	58,883	58,331
EBITDA / EBITDAre	(39,590)	75,398	(29,407)	121,187
Non-cash lease expense and other amortization	1,708	1,784	3,458	3,499
Professional fees and pre-opening costs related to Frenchman's Reef (1)	122	3,700	(175)	5,067
Hotel manager transition costs (2)	334	171	561	468
Severance costs (3)	393	—	393	—
Adjusted EBITDA	$(37,033)	$81,053	$(25,170)	$130,221
____________________

(1)
Represents pre-opening costs related to the reopening of Frenchman's Reef, as well as legal and professional fees and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.

(2)
Three months ended June 30, 2020 consists of manager transition costs of $0.3 million related to the Westin Boston Waterfront Hotel. Six months ended June 30, 2020 consists of manager transition costs of $1.1 million related to the L'Auberge de Sedona, Orchards Inn Sedona and the Westin Boston Waterfront Hotel and a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West franchise agreement. Three months ended June 30, 2019 consist of (a) $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center. Six months ended June 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center.

(3)
Three and six months ended June 30, 2020 consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(73,387)	$29,074	$(108,079)	$38,054
Real estate related depreciation and amortization	28,783	29,335	58,883	58,331
FFO	(44,604)	58,409	(49,196)	96,385
Non-cash lease expense and other amortization	1,708	1,784	3,458	3,499
Professional fees and pre-opening costs related to Frenchman's Reef (1)	122	3,700	(175)	5,067
Hotel manager transition costs (2)	334	171	561	468
Severance costs (3)	393	—	393	—
Fair value adjustments to interest rate swaps	1,000	1,075	12,312	1,647
Adjusted FFO	$(41,047)	$65,139	$(32,647)	$107,066
____________________

(1)
Represents pre-opening costs related to the reopening of Frenchman's Reef, as well as legal and professional fees and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.

(2)
Three months ended June 30, 2020 consists of manager transition costs of $0.3 million related to the Westin Boston Waterfront Hotel. Six months ended June 30, 2020 consists of manager transition costs of $1.1 million related to the L'Auberge de Sedona, Orchards Inn Sedona and the Westin Boston Waterfront Hotel and a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West franchise agreement. Three months ended June 30, 2019 consist of (a) $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center. Six months ended June 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem and (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center.

(3)
Three and six months ended June 30, 2020 consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

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

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2020 was $1.2 billion, of which $372 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $3.7 million annually.

We entered into (i) an interest rate swap agreement in 2019 to fix LIBOR at 2.41% through maturity for our $50 million unsecured term loan and (ii) an interest rate swap agreement in 2019 to fix LIBOR at 1.70% through maturity for $175 million of our $350 million unsecured term loan. Information about our unsecured term loans and interest rate swap agreements can be found in Note 8 to the accompanying consolidated financial statements.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, widespread disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the outbreak is continually evolving, and many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where ours hotels are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions, all of which could vary by the geographic region in which our hotels are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and it may also have the effect of heightening many of the risks described below and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•
a complete or partial closure or re-closure of, or other operational issues or limitations at, one or more of our hotels resulting from government, third-party hotel manager or franchisor action, which could adversely affect our operations;

•
the postponement or cancellation of conventions, festivals, sporting events and other public events that would have otherwise brought individuals to the cities in which our hotels are located, which has caused, and could continue to cause, a decrease in occupancy rates over a prolonged period of time and exacerbate the seasonal volatility at our hotels;

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

•
the potential inability of our Company to comply with financial covenants under our senior unsecured credit facility, unsecured term loans and other debt agreements, or the inability of the Company to renegotiate such covenants, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our senior unsecured credit facility or otherwise in the future;

•
the potential lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which could cause delays in completing ongoing or future hotel renovations and capital improvements at our hotels, including the planned reconstruction of Frenchman’s Reef & Morning Star Beach Resort;

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

•
the limited access to our facilities, management, franchisors, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations and lead to reputational harm and regulatory issues or fines;

•
increased operating costs at our hotels due to enhanced cleaning and hygiene protocols required or recommended by major hotel brands, the Centers for Disease Control and Prevention, unions and state and local governments; and

•	increased labor costs due to demands for higher wages due to health risks associated with working in hotels and requirements for more staff to implement cleaning protocols.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2020	—	$—	—	$165,179
May 1 - May 31, 2020	—	$—	—	$165,179
June 1 - June 30, 2020	—	$—	—	$165,179
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

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1
First Amendment to Fifth Amended and Restated Credit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020)

10.2*	Consent Letter, dated August 4, 2020, under Fifth Amended and Restated Credit Agreement

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 7, 2020

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)