Form 10-Q
period 2020-09-30
DiamondRock Hospitality Co
filed 2020-11-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland			20-1180098
(State of Incorporation)			(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1400,	Bethesda,	Maryland	20814
(Address of Principal Executive Offices)			(Zip Code)

(240) 744-1150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DRH	New York Stock Exchange
8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	DRH Pr A	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 199,518,880 shares of its $0.01 par value common stock outstanding as of November 6, 2020.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Property and equipment, net	$3,013,989	$3,026,769
Right-of-use assets	96,956	98,145
Restricted cash	31,478	57,268
Due from hotel managers	67,951	91,207
Prepaid and other assets	33,194	29,853
Cash and cash equivalents	110,555	122,524
Total assets	$3,354,123	$3,425,766
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$601,715	$616,329
Unsecured term loans, net of unamortized debt issuance costs	398,443	398,770
Senior unsecured credit facility	99,985	75,000
Total debt	1,100,143	1,090,099

Deferred income related to key money, net	11,045	11,342
Unfavorable contract liabilities, net	64,564	67,422
Deferred rent	55,270	52,012
Lease liabilities	104,275	103,625
Due to hotel managers	94,473	72,445
Distributions declared and unpaid	138	25,815
Accounts payable and accrued expenses	82,026	81,944
Total liabilities	1,511,934	1,504,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	48	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 199,518,880 and 200,207,795 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,995	2,002
Additional paid-in capital	2,198,376	2,089,349
Accumulated deficit	(366,635)	(178,861)
Total stockholders’ equity	1,833,784	1,912,490
Noncontrolling interests	8,405	8,572
Total equity	1,842,189	1,921,062
Total liabilities and equity	$3,354,123	$3,425,766
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Revenues:
Rooms	$33,166	$174,113	$158,066	$492,395
Food and beverage	9,586	50,624	56,529	161,803
Other	7,315	15,542	25,846	46,374
Total revenues	50,067	240,279	240,441	700,572
Operating Expenses:
Rooms	11,792	42,840	54,588	124,581
Food and beverage	10,043	34,262	45,845	103,868
Management fees	(755)	6,088	2,644	18,745
Franchise fees	1,813	6,894	8,402	19,961
Other hotel expenses	53,196	85,157	171,759	241,955
Depreciation and amortization	28,514	29,474	87,397	87,805
Corporate expenses	7,267	6,318	19,650	20,785
Business interruption insurance income	—	—	—	(8,822)
Total operating expenses, net	111,870	211,033	390,285	608,878
Interest and other (income) expense, net	(191)	(102)	58	(510)
Interest expense	10,818	14,184	43,665	38,264
Loss on early extinguishment of debt	—	2,373	—	2,373
Total other expenses, net	10,627	16,455	43,723	40,127
(Loss) income before income taxes	(72,430)	12,791	(193,567)	51,567
Income tax (expense) benefit	(7,205)	(1,217)	5,853	(1,939)
Net (loss) income	(79,635)	11,574	(187,714)	49,628
Less: Net loss (income) attributable to noncontrolling interests	43	(45)	781	(194)
Net (loss) income attributable to the Company	(79,592)	11,529	(186,933)	49,434
Distributions to preferred stockholders	(845)	—	(845)	—
Net (loss) income attributable to common stockholders	$(80,437)	$11,529	$(187,778)	$49,434
(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(0.40)	$0.06	$(0.93)	$0.24
Net (loss) income per share available to common stockholders—diluted	$(0.40)	$0.06	$(0.93)	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Share-based compensation	—	—	154,981	1	189	—	190	238	428
Redemption of Operating Partnership units	—	—	—	—	(15)	—	(15)	(186)	(201)
Common stock repurchased and retired	—	—	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Net (loss)	—	—	—	—	—	(34,559)	(34,559)	(133)	(34,692)
Balance at March 31, 2020	—	$—	199,243,338	$1,992	$2,079,534	$(213,420)	$1,868,106	$8,491	$1,876,597
Share-based compensation	—	—	137,616	2	2,054	4	2,060	281	2,341
Sale of common stock in follow-on offerings, net of placement fees and expenses of $10	—	—	135,481	1	1,013	—	1,014	—	1,014
Net (loss)	—	—	—	—	—	(72,782)	(72,782)	(605)	(73,387)
Balance at June 30, 2020	—	$—	199,516,435	$1,995	$2,082,601	$(286,198)	$1,798,398	$8,167	$1,806,565
Distributions on preferred stock	—	—	—	—	—	(845)	(845)	—	(845)
Share-based compensation	—	—	2,445	—	1,352	—	1,352	281	1,633
Sale of preferred stock, net of placement fees and expenses of $4,529	47,600	48	—	—	114,423	—	114,471	—	114,471
Net (loss) income	—	—	—	—	—	(79,592)	(79,592)	(43)	(79,635)
Balance at September 30, 2020	47,600	$48	199,518,880	$1,995	$2,198,376	$(366,635)	$1,833,784	$8,405	$1,842,189

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2018	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoption	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock/units ($0.125 per share)	—	—	113	(25,483)	(25,370)	(134)	(25,504)
Share-based compensation	55,916	1	1,073	—	1,074	83	1,157
Common stock repurchased and retired	(3,143,922)	(31)	(29,967)	—	(29,998)	—	(29,998)
Net income	—	—	—	8,945	8,945	35	8,980
Balance at March 31, 2019	201,448,479	$2,015	$2,097,691	$(277,444)	$1,822,262	$7,680	$1,829,942
Distributions on common stock/units ($0.125 per share)	—	—	120	(25,365)	(25,245)	(134)	(25,379)
Share-based compensation	33,396	1	1,955	—	1,956	249	2,205
Common stock repurchased and retired	(1,004,589)	(11)	(10,021)	—	(10,032)	—	(10,032)
Net income	—	—	—	28,960	28,960	114	29,074
Balance at June 30, 2019	200,477,286	$2,005	$2,089,745	$(273,849)	$1,817,901	$7,909	$1,825,810
Distributions on common stock ($0.125 per share)	—	—	122	(25,321)	(25,199)	(130)	(25,329)
Share-based compensation	—	—	866	59	925	173	1,098
Common stock repurchased and retired	(280,436)	(3)	(2,796)	—	(2,799)	—	(2,799)
Net income	—	—	—	11,529	11,529	45	11,574
Balance at September 30, 2019	200,196,850	$2,002	$2,087,937	$(287,582)	$1,802,357	$7,997	$1,810,354

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(187,714)	$49,628
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	87,397	87,805
Corporate asset depreciation as corporate expenses	174	170
Loss on early extinguishment of debt	—	2,373
Non-cash lease expense and other amortization	3,744	5,247
Non-cash interest rate swap fair value adjustment	11,329	4,790
Amortization of debt issuance costs	1,480	1,432
Amortization of deferred income related to key money	(297)	(297)
Share-based compensation	5,536	4,882
Changes in assets and liabilities:
Prepaid expenses and other assets	(13,927)	(5,623)
Due to/from hotel managers	45,084	(18,119)
Accounts payable and accrued expenses	(7,509)	3,420
Net cash (used in) provided by operating activities	(54,703)	135,708
Cash flows from investing activities:
Capital expenditures for operating hotels	(39,916)	(75,595)
Capital expenditures for Frenchman's Reef	(38,312)	(65,208)
Acquisition of interest in the land underlying the Kimpton Shorebreak Resort	(1,585)	—
Proceeds from property insurance	10,663	—
Net cash used in investing activities	(69,150)	(140,803)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(10,594)	(10,374)
Proceeds from sale of common stock, net	1,015	—
Proceeds from sale of preferred stock, net	114,471	—
Proceeds from mortgage debt	48,000	—
Repayments of mortgage debt	(52,517)	—
Proceeds from senior unsecured term loan	—	350,000
Repayments of senior unsecured term loans	—	(300,000)
Draws on senior unsecured credit facility	400,000	125,000
Repayments of senior unsecured credit facility	(375,015)	(50,000)
Payment of debt financing costs	(1,410)	(4,796)
Distributions on common stock and units	(25,557)	(76,751)
Distributions on preferred stock	(845)	—
Repurchase of common stock	(10,000)	(42,828)
Redemption of Operating Partnership units	(201)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,253)	(452)
Net cash provided by (used in) financing activities	86,094	(10,201)
Net decrease in cash, cash equivalents, and restricted cash	(37,759)	(15,296)
Cash, cash equivalents, and restricted cash at beginning of period	179,792	91,598
Cash, cash equivalents, and restricted cash at end of period	$142,033	$76,302

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$33,017	$32,604
Cash paid for income taxes, net	$32	$1,310
Capitalized interest	$2,136	$1,119
Non-cash cumulative effect of ASC 842 accounting standard adoption	$—	$15,286
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$138	$25,771

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$110,555	$122,524
Restricted cash (1)	31,478	57,268
Total cash, cash equivalents and restricted cash	$142,033	$179,792
_____________________________

(1)Restricted cash primarily consists of reserves for replacement of furniture and fixtures held by our hotel managers and cash held in escrow pursuant to lender requirements.

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

As of September 30, 2020, we owned 31 hotels with 10,102 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. Our hotel located in St. Thomas, U.S. Virgin Islands, Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) is closed as a result of damage caused by Hurricane Irma in September 2017.

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

COVID-19 Pandemic and Management's Response

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. Since then, the virus has spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the demand for lodging has materially decreased. Throughout March and April 2020, we suspended operations at 20 of our 30 previously operating hotels. As of September 30, 2020, we had reopened 17 of those hotels, leaving three of our previously operating hotels unopened. The hotels that remained open and the hotels that have reopened are operating at historically low occupancy levels. As a result, the COVID-19 pandemic has had a material adverse impact on our operations and financial results for the three and nine months ended September 30, 2020. The severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, but we expect it will continue to have a material adverse impact on our results of operations, financial position and cash flow into 2021.

We have taken aggressive steps in order to mitigate the ongoing operational and financial impacts on our business. We drew down funds on our $400 million senior unsecured credit facility, suspended our quarterly common dividend, canceled or deferred a significant portion of our capital expenditures planned for 2020, paused the reconstruction of Frenchman's Reef and reduced corporate expenses through decreases in executive compensation, employee headcount and other expenses. Additionally, in coordination with our hotel operators, we have developed and implemented action plans to significantly reduce operating costs at each of our hotels. On June 9, 2020, we executed amendments to the credit agreements for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The amendments provide a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. See Note 8 for more information about these amendments. There can be no assurance that we will meet our financial covenants in the future or that we will be able to obtain additional waivers from our lenders, if needed. Further, during the third quarter of 2020, we issued 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, for net proceeds of $114.5 million. See Note 5 for more information about the preferred stock issuance.

As of September 30, 2020, the Company had unrestricted cash of $110.6 million and $300.0 million of borrowing capacity on our senior unsecured credit facility.

2.Summary of Significant Accounting Policies

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2020, the results of our operations for the three and nine months ended September 30, 2020 and 2019, the statements of equity for the three and nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed on February 28, 2020.

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

Currently, one of the most significant risks and uncertainties is the potential length and severity of the ongoing COVID-19 pandemic. The COVID-19 pandemic has reduced travel and adversely affected the hospitality industry in general. We believe that the actual and threatened spread of COVID-19 globally or in the regions in which we operate, or the future widespread outbreak of infectious or contagious disease, has impeded and will continue to impede national and international travel in general compared to pre-pandemic levels. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, and its impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, new information and developments that may emerge concerning the severity of COVID-19 and the actions of governments and individuals to contain COVID-19 or mitigate its impact, as well as the effect of any relaxation of current restrictions, among others. To the extent that travel activity in the U.S. continues to be materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as the business and financial results of the Company, would similarly continue to be materially and adversely impacted. See Note 1 for additional disclosures related to COVID-19 and its impact on the Company.

Going Concern

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In making our evaluation, we considered our financial position and liquidity sources, including forecasted future cash flows and our ability to meet contractual obligations that are due or may become due over the next 12 months. As of November 6, 2020, we determined that there is not substantial doubt about our ability to continue as a going concern over the next 12 months.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. As a result of the COVID-19 pandemic, we reviewed each of our hotel properties for impairment as of September 30, 2020 and concluded the carrying value of each of the hotel properties is recoverable. Due to the continuing effects of the pandemic, however, estimated future cash flows could further decline and result in the recognition in future periods of an impairment charge on one or more of our hotel properties, including Frenchman's Reef, which is not yet fully reconstructed.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants. No adjustment is made for shares that are anti-dilutive during a period.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the negative financial impact of the COVID-19 pandemic, we reassessed the realizability of deferred tax assets in each quarter of 2020. As a result of our analysis in the third quarter of 2020, we recorded a valuation allowance of $12.4 million in the three months ended September 30, 2020 on our deferred tax assets given our financial results and uncertainty about our ability to utilize our net operating loss carryforwards in future years.

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

We had no accruals for tax uncertainties as of September 30, 2020 and December 31, 2019.

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

Frenchman's Reef has been closed since September 2017, when the hotel was significantly damaged by Hurricane Irma. For the nine months ended September 30, 2019, we recognized $8.8 million of business interruption insurance income related to Frenchman's Reef. We settled our insurance claim for Hurricane Irma in December 2019, and for the nine months ended September 30, 2020, we did not recognize any business interruption insurance income.

3.Property and Equipment

Property and equipment as of September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$618,210	$617,695
Land improvements	7,994	7,994
Buildings and site improvements	2,778,571	2,751,590
Furniture, fixtures and equipment	541,810	534,802
Construction in progress	166,751	126,464
	4,113,336	4,038,545
Less: accumulated depreciation	(1,099,347)	(1,011,776)
	$3,013,989	$3,026,769

On March 2, 2020, we acquired the remaining 4.5% interest in the land underlying the Kimpton Shorebreak Resort located in Huntington Beach, California, for a purchase price of $1.6 million. We now own 100% of the interest in the land underlying the hotel.

As of September 30, 2020 and December 31, 2019, we had accrued capital expenditures of $8.9 million and $13.1 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking garage as of September 30, 2020. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of September 30, 2020, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,760	$2,834	$8,331	$8,417
Variable lease payments	$17	$311	$256	$1,137
Cash paid for amounts included in the measurement of operating lease liabilities	$802	$835	$2,412	$2,421

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of September 30, 2020
2020 (excluding the nine months ended September 30, 2020)	$802
2021	3,496
2022	3,940
2023	3,997
2024	3,976
Thereafter	759,124
Total lease payments	775,335
Less imputed interest	(671,060)
Total lease liabilities	$104,275

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. In June 2020, we sold 135,481 shares of common stock at an average price of $7.56 per share for proceeds of $1.0 million, net of approximately $10 thousand in fees paid to the applicable sales agent. We did not sell any shares during the three months ended September 30, 2020. As of November 6, 2020, shares of common stock having an aggregate offering price of up to $199.0 million remained available for sale under the ATM Program.

Our board of directors has approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Repurchases under the Share Repurchase Program are made in open market or privately negotiated transactions as permitted by federal securities laws and other legal requirements. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The timing, manner, price and actual number of shares repurchased will depend on a variety of factors, including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. The Share Repurchase Program may be suspended or terminated at any time without prior notice. During the first quarter of 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We have suspended share repurchases and, pursuant to our Amended Credit Agreements (as defined in Note 8), may not repurchase shares while our financial covenant requirements are waived on our senior unsecured credit facility and unsecured term loans. The Share Repurchase Program expired on November 5, 2020. At the time of expiration, we had $165.2 million of unused repurchase capacity under the Share Repurchase Program.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

In August and September 2020, we issued a total of 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") with a liquidation preference of $25.00 per share, for gross proceeds of $119.0 million. In connection with the offering, we incurred $4.5 million of offering costs. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 855,191 and 792,131 common OP units held by unaffiliated third parties and executive officers of the Company as of September 30, 2020 and December 31, 2019, respectively. There were 243,809 and 244,366 LTIP units outstanding as of September 30, 2020 and December 31, 2019, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2020:

Payment Date	Record Date	Dividend per Share
January 13, 2020	January 2, 2020	$0.125

Our board of directors has suspended the quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. The resumption in quarterly common dividends will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.

We have paid the following dividends to holders of our Series A Preferred Stock during 2020:

Payment Date	Record Date	Dividend per Share
September 30, 2020	September 20, 2020	$0.178

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 3,053,153 shares as of September 30, 2020.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2020 to September 30, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	472,999	$10.40
Granted	343,410	9.41
Vested	(229,664)	10.55
Forfeited	(13,683)	9.99
Unvested balance at September 30, 2020	573,062	$9.76

The remaining share awards are expected to vest as follows: 8,202 shares during 2020, 247,019 shares during 2021, 141,836 during 2022 and 176,005 during 2023. As of September 30, 2020, the unrecognized compensation cost related to restricted stock awards was $4.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 25 months. We recorded $0.7 million and $0.6 million of compensation expense related to restricted stock awards for the three months ended September 30, 2020 and 2019, respectively. We recorded $2.0 million and $1.9 million of compensation expense related to restricted stock awards for the nine months ended September 30, 2020 and 2019, respectively.
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

A summary of our PSUs from January 1, 2020 to September 30, 2020 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	796,532	$11.16
Granted	352,035	9.02
Additional units from dividends	9,556	10.42
Vested (1)	(245,937)	11.00
Unvested balance at September 30, 2020	912,186	$9.63
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2020 was equal to 123.07% of the PSU Target Award.

The remaining unvested PSUs are expected to vest as follows: 290,927 units during 2021, 269,224 units during 2022 and 352,035 during 2023. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2020, the unrecognized compensation cost related to the PSUs was $4.1 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $0.7 million and $0.5 million of compensation expense related to the PSUs for the three months ended September 30, 2020 and 2019, respectively. We recorded $2.0 million and $1.8 million of compensation expense related to the PSUs for the nine months ended September 30, 2020 and 2019, respectively.

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

A summary of our LTIP units from January 1, 2020 to September 30, 2020 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	244,366	$10.65
Granted	80,898	9.58
Vested (1)	(81,455)	10.65
Unvested balance at September 30, 2020	243,809	$10.29
______________________
(1)As of September 30, 2020, all vested LTIP units have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 108,421 units during 2021, 108,422 units during 2022 and 26,966 units during 2023. As of September 30, 2020, of the 325,264 LTIP units granted, 81,455 LTIP units have vested.

As of September 30, 2020, the unrecognized compensation cost related to LTIP unit awards was $1.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 21 months. We recorded $0.3 million and $0.2 million of compensation expense related to LTIP unit awards for the three months ended September 30, 2020 and 2019, respectively. We recorded $0.8 million and $0.5 million of compensation expense related to LTIP unit awards for the nine months ended September 30, 2020 and 2019, respectively.

7. Earnings (Loss) Per Share

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common stockholders that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.

Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested share-based compensation (participating securities) have been excluded, as applicable, from net income or loss available to common stockholders used in the basic and diluted EPS calculations.

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	(80,437)	$11,529	$(187,778)	$49,434
Dividends declared on unvested share-based compensation	—	(31)	—	(101)
Net (loss) income available to common stockholders	$(80,437)	$11,498	$(187,778)	$49,333
Denominator:
Weighted-average number of common shares outstanding—basic	200,978,327	201,448,348	200,994,434	202,218,646
Effect of dilutive securities:
Unvested restricted common stock	—	102,309	—	59,793
Shares related to unvested PSUs	—	441,632	—	404,149
Weighted-average number of common shares outstanding—diluted	200,978,327	201,992,289	200,994,434	202,682,588
Earnings (loss) per share:
Net (loss) income per share available to common stockholders—basic	$(0.40)	$0.06	$(0.93)	$0.24
Net (loss) income per share available to common stockholders—diluted	$(0.40)	$0.06	$(0.93)	$0.24

For each of the three and nine month periods ended September 30, 2020 and 2019, there were no anti-dilutive securities that were excluded from diluted weighted-average common shares outstanding.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2020 and December 31, 2019 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of September 30, 2020	Maturity Date	September 30, 2020	December 31, 2019
Salt Lake City Marriott Downtown at City Creek mortgage loan (repaid on June 25, 2020)	4.25%	November 2020	$—	$53,273
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2022 (2)	47,700	—
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023	58,860	60,550
The Lodge at Sonoma Renaissance Resort & Spa mortgage loan	3.96%	April 2023	26,502	26,963
Westin San Diego Downtown mortgage loan	3.94%	April 2023	60,668	61,851
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	79,940	81,107
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	79,647	80,904
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	60,361	61,253
Westin Boston Waterfront mortgage loan	4.36%	November 2025	187,839	190,725
New Market Tax Credit loan (3)	5.17%	December 2020	2,943	2,943
Unamortized debt issuance costs			(2,745)	(3,240)
Total mortgage and other debt, net of unamortized debt issuance costs			601,715	616,329

Unsecured term loan	LIBOR + 2.35% (4)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.35% (5)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,557)	(1,230)
Unsecured term loans, net of unamortized debt issuance costs			398,443	398,770

Senior unsecured credit facility	LIBOR + 2.40% (6)	July 2023 (7)	99,985	75,000

Total debt, net of unamortized debt issuance costs			$1,100,143	$1,090,099
Weighted-Average Interest Rate	3.84%
_______________________

(1)LIBOR is subject to a floor of 1.0%.
(2)The loan may be extended for an additional year upon satisfaction of certain conditions.
(3)Assumed in connection with the acquisition of the Hotel Palomar Phoenix on March 1, 2018.
(4)We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.
(5)We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.
(6)Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.
(7)    The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2020, eight of our 31 hotels were secured by mortgage debt.

On June 25, 2020, we refinanced our only significant near-term debt maturity by closing on a $48.0 million mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek. The loan proceeds were used to repay the existing $52.5 million mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek that was scheduled to mature in November 2020, with the balance funded by corporate cash on hand. The new loan matures in January 2022 and has an option to extend the maturity to January 2023, subject to the satisfaction of certain conditions. The new loan bears interest at LIBOR plus 3.25%. The LIBOR rate is subject to a floor of 1.0%. The loan requires principal payments of $150 thousand per month, with the remaining principal due at maturity.

Due to the impact of COVID-19, we requested relief with respect to certain conditions of the loans on our hotels syndicated through commercial mortgage backed security (“CMBS”) pools. With the exception of the mortgage loan secured by the Westin Boston Waterfront, we have not received any of the requested relief. On July 16, 2020, we entered into an amendment to the mortgage loan secured by the Westin Boston Waterfront. The amendment allows the Company to use the hotel’s current reserve balance for replacement of furniture and fixtures (“FF&E Reserve”) for the debt service payments due for three months beginning August 2020. Any funds from the FF&E Reserve used for amounts due under the loan are required to be replenished by the Company ratably over a 12-month period ending in June 2022.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of September 30, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan was triggered, with the exception of the mortgage loan secured by the Salt Lake Marriott Downtown at City Creek. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023, a $350 million unsecured term loan maturing in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan maturing in October 2023 (the "2023 Term Loan"). The maturity date for the Revolving Credit Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%. As of September 30, 2020, we had $100.0 million in borrowings outstanding under the Revolving Credit Facility.

We incurred interest and unused fees on the Revolving Credit Facility of $1.1 million for each of the three months ended September 30, 2020 and 2019. We incurred interest and unused fees on the Revolving Credit Facility of $3.6 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively. We incurred interest on the unsecured term loans of $3.7 million and $3.5 million for the three months ended September 30, 2020 and 2019, respectively. We incurred interest on the unsecured term loans of $9.8 million and $10.4 million for the nine months ended September 30, 2020 and 2019, respectively.

On June 9, 2020, we entered into amendments to the Credit Agreements (the “Amended Credit Agreements”). The Amended Credit Agreements waive the quarterly tested financial covenants from June 9, 2020 through the first quarter of 2021, unless we elect to terminate the waiver on an earlier date (such period between June 9, 2020 and the earlier of such date of termination and the end of the first quarter of 2021, the “Covenant Relief Period”).
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
Following the end of the Covenant Relief Period, the Amended Credit Agreements modify certain financial covenants until January 1, 2022 or unless we elect to terminate the period on an earlier date (the “Ratio Adjustment Period”), as follows:

•Maximum Leverage Ratio is increased from 60% to 65%;
•Unencumbered Leverage Ratio is increased from 60% to 65%; and
•Unencumbered Implied Debt Service Coverage Ratio may not be less than 1.00 to 1.00 for the first two testing periods in the Ratio Adjustment Period, not less than 1.10 to 1.00 for the third testing period in the Ratio Adjustment Period and not less than 1.20 to 1.00 for all testing periods thereafter.

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

During the Covenant Relief Period and the Ratio Adjustment Period, the Amended Credit Agreements also set the applicable interest rate to LIBOR plus a margin of 2.40% for the Revolving Credit Facility and LIBOR plus a margin of 2.35% for the Facility Term Loan and 2023 Term Loan. The Amended Credit Agreements also add a LIBOR floor of 0.25% to the variable interest rate calculation. On August 14, 2020, we entered into an additional amendment to the Amended Credit Agreements that permits us to pay preferred dividends up to $17.5 million annually.

9. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2020 and December 31, 2019, in thousands, is as follows:

	September 30, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,100,143	$1,102,892	$1,090,099	$1,110,353
Interest rate swap liabilities	$13,874	$13,874	$2,545	$2,545
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

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

Interest Rate Swaps

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of September 30, 2020 and December 31, 2019, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2020	December 31, 2019
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(3,540)	$(1,597)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(10,334)	(948)
							$(13,874)	$(2,545)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019.

10. Relationships with Managers and Franchisors

On August 27, 2020, we entered into several agreements with Marriott covering a number of our properties, as described in the following paragraphs.

We terminated the existing management agreements with Marriott and entered into new franchise agreements with Marriott for the following hotel properties:

Hotel	Franchise Effective Date	Franchise Expiration Date	Franchise Fees
Atlanta Marriott Alpharetta	September 9, 2020	September 9, 2040 (1)	6% of gross room sales and 3% of gross food and beverage sales (2)
Salt Lake City Marriott Downtown at City Creek	September 3, 2020	September 3, 2040 (1)	6% of gross room sales and 3% of gross food and beverage sales (2)
The Lodge at Sonoma Renaissance Resort & Spa	September 1, 2020	December 31, 2035	5% of gross room sales (2)
Renaissance Charleston Historic District Hotel	September 23, 2020	December 31, 2031	5% of gross room sales (3)
Courtyard New York Manhattan/Fifth Avenue	October 1, 2020	December 28, 2035	6% of gross room sales
_______________________

(1)The franchise agreement may be extended at Marriott's option for one 10-year term.
(2)The franchise agreement limits total franchise fees prior to December 31, 2020 to 3% of gross revenues.
(3)The franchise agreement limits total franchise fees prior to December 31, 2020 to 3.5% of gross revenues.

The term of each of the new franchise agreements is generally equivalent to the term remaining under each of the management agreements that were terminated, including Marriott’s extension options. The franchise agreement for The Lodge at Sonoma Renaissance Resort & Spa provides us an option through July 2022 to convert the hotel to an Autograph Collection Hotel for the remaining franchise term. In connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability. The accelerated amortization is included as a reduction to management fees on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2020.

We entered into a new franchise agreement for the Vail Marriott Mountain Resort to convert the brand to a Luxury Collection Hotel. The new franchise agreement has a term of 20 years, and the brand conversion will be effective upon the completion of an agreed-upon renovation. The franchise fees ramp up for the first two years to stabilize in the third year at the standard fees of 5% of gross room sales and 2% of gross food and beverage sales thereafter.

The franchise agreement for The Lexington Hotel was amended to provide the Company with a right to terminate such agreement on or after April 2, 2021, subject to the payment of unamortized key money as of the date of termination and payment of a termination fee.

The franchise agreements for the JW Marriott Denver Cherry Creek, Westin Washington D.C. City Center and Westin San Diego Downtown were amended to extend the term of each agreement by 10 years. The amended franchise agreement for the JW Marriott Denver Cherry Creek provides the Company with an option to convert the hotel to a Luxury Collection Hotel, subject to the completion of a property improvement plan.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to, job loss or growth trends, a continued increase in unemployment or a decrease in corporate earnings and investment;
•increased competition in the lodging industry and from alternative lodging channels or third party internet intermediaries in the markets in which we own properties;
•failure to effectively execute our long-term business strategy and successfully identify and complete acquisitions;
•risks and uncertainties affecting hotel management, operations and renovations (including, without limitation, construction delays, increased construction costs, disruption in hotel operations and the risks associated with our management and franchise agreements);
•risks associated with the availability and terms of financing and the use of debt to fund acquisitions and renovations or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing;
•risks associated with our level of indebtedness and our ability to satisfy our obligations under our debt agreements;
•risks associated with the lodging industry overall, including, without limitation, an increase in alternative lodging channels, decreases in the frequency of travel and increases in operating costs;
•risks and uncertainties associated with our obligations under our management agreements;
•risks associated with the reopening of our hotels that suspended operations as a result of the novel coronavirus (COVID-19);
•risks associated with natural disasters and other unforeseen catastrophic events, including the emergence of a pandemic or other widespread health emergency;
•the adverse impact of COVID-19 on the U.S., regional and global economies, travel, the hospitality industry, and on our financial condition and results of operations and our hotels;
•costs of compliance with government regulations, including, without limitation, the Americans with Disabilities Act;
•potential liability for uninsured losses and environmental contamination;
•risks associated with security breaches through cyber-attacks or otherwise, as well as other significant disruptions of our and our hotel managers' information technologies and systems, which support our operations and those of our hotel managers;
•risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;
•possible adverse changes in tax and environmental laws; and
•risks associated with our dependence on key personnel whose continued service is not guaranteed.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2020, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”), remains closed due to damage incurred from Hurricane Irma in September 2017.

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•Occupancy percentage;

•Average Daily Rate (or ADR);

•Revenue per Available Room (or RevPAR);

•Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (or EBITDAre), and Adjusted EBITDA; and

•Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the nine months ended September 30, 2020 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has reduced travel and adversely affected the hospitality industry in general. We have seen, and expect to continue to see, significant reductions in lodging demand generators, including city-wide conferences, sporting and entertainment events, corporate and leisure travel, and overall domestic airlift capacity, compared to pre-pandemic levels.

In response to COVID-19, we have taken the following proactive measures at the property and corporate levels:

•In coordination with our hotel operators, we suspended operations at 20 of our 30 previously operating hotels throughout March and April 2020. As of September 30, 2020, we reopened 17 of our hotels and currently have 27 of our 30 previously operating hotels open as of November 6, 2020.
•We have developed and implemented action plans with our hotel operators to significantly reduce operating costs at each of our hotels and cultivate alternative demand, where possible.
•We have canceled or deferred over 65% of our capital expenditures planned for the remainder of 2020.
•We have paused the rebuild of Frenchman's Reef, which we had expected to open as two separate hotels in late 2020.
•We suspended our quarterly common dividend to common stockholders beginning with the dividend that would have been paid in April 2020. The resumption in quarterly common dividends will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.
•We drew down funds on our $400 million senior unsecured credit facility in March 2020 to enhance our liquidity. As of September 30, 2020, we had $300.0 million of borrowing capacity on our the senior unsecured credit facility and $110.6 million of unrestricted cash on hand.
•On June 9, 2020, we executed amendments to the credit agreements for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The amendments provide for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021.
•On June 25, 2020, we refinanced our only significant near-term debt maturity by closing on a $48.0 million mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek (the "Salt Lake City Marriott"). The loan proceeds were used to repay the existing $52.5 million mortgage loan secured by the Salt Lake City Marriott that was scheduled to mature on November 1, 2020. The new loan matures in January 2022 with an option to extend maturity to January 2023, subject to the satisfaction of certain conditions.
•In August and September 2020, we issued a total of 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), for net proceeds of $114.5 million.

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

See also “Risk Factors” in Part II, Item 1A of this report.

Our Hotels

The following tables set forth certain operating information for the nine months ended September 30, 2020 for each of our hotels. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion of the nine months ended September 30, 2020 that it was open.

Hotels Open Throughout the Nine Months Ended September 30, 2020
Property	Location			Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2019 RevPAR
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah			510	22.9%	158.91	36.39	(69.8)%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas			504	28.7%	177.91	51.10	(63.6)%
Westin San Diego Downtown	San Diego, California			436	39.2%	175.26	68.65	(56.9)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida			433	42.8%	224.57	96.09	(42.5)%
Westin Washington D.C. City Center	Washington, D.C.			410	23.6%	182.86	43.20	(76.0)%
Atlanta Marriott Alpharetta	Atlanta, Georgia			318	23.8%	154.29	36.70	(69.8)%
Courtyard New York Manhattan/Midtown East	New York, New York			321	63.7%	150.19	95.61	(59.1)%
Bethesda Marriott Suites	Bethesda, Maryland			272	23.6%	150.98	35.60	(72.5)%
Kimpton Shorebreak Resort	Huntington Beach, California			157	54.6%	237.64	129.77	(38.6)%
L'Auberge de Sedona	Sedona, Arizona			88	59.1%	585.16	345.92	(26.2)%
TOTAL/WEIGHTED AVERAGE FOR OPEN HOTELS				3,449	34.7%	197.62	68.55	(58.6)%

Hotels Closed for a Portion of the Nine Months Ended September 30, 2020
Property (1)	Location	Date of Closure	Date of Reopening	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2019 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	4/10/2020	9/1/2020	1,200	14.9%	$164.09	$24.42	(85.1)%
Westin Boston Waterfront	Boston, Massachusetts	3/25/2020	9/3/2020	793	21.2%	193.59	40.95	(79.2)%
The Lexington Hotel	New York, New York	3/29/2020	-	725	20.4%	183.27	37.42	(82.8)%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	3/23/2020	7/31/2020	403	25.9%	183.50	47.58	(82.7)%
Vail Marriott Mountain Resort	Vail, Colorado	3/20/2020	6/12/2020	344	34.6%	360.76	124.93	(36.1)%
The Gwen Hotel	Chicago, Illinois	3/31/2020	6/10/2020	311	28.1%	194.12	54.54	(74.5)%
Hilton Garden Inn New York/Times Square Central	New York, New York	3/29/2020	-	282	25.6%	154.35	39.46	(83.0)%
Hilton Burlington Lake Champlain	Burlington, Vermont	3/31/2020	7/16/2020	258	20.6%	149.39	30.80	(80.5)%
Hotel Palomar Phoenix	Phoenix, Arizona	3/31/2020	6/21/2020	242	34.5%	195.61	67.55	(56.0)%
JW Marriott Denver Cherry Creek	Denver, Colorado	3/22/2020	6/1/2020	199	34.2%	219.17	75.00	(59.0)%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	3/27/2020	-	189	20.5%	206.17	42.17	(80.4)%
Barbary Beach House Key West (formerly the Sheraton Suites Key West ) (2)	Key West, Florida	3/23/2020	6/1/2020	184	42.2%	283.16	119.54	(42.8)%
The Lodge at Sonoma Renaissance Resort & Spa	Sonoma, California	3/21/2020	7/1/2020	182	29.9%	240.69	71.94	(68.8)%
Courtyard Denver Downtown	Denver, Colorado	3/20/2020	6/1/2020	177	27.0%	142.27	38.47	(76.4)%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	4/6/2020	5/14/2020	166	41.6%	206.83	86.02	(60.7)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	3/17/2020	6/24/2020	142	24.3%	469.11	114.14	(61.8)%
Havana Cabana Key West	Key West, Florida	3/23/2020	6/1/2020	106	55.5%	221.74	123.12	(35.1)%
Hotel Emblem San Francisco	San Francisco, California	3/23/2020	6/26/2020	96	27.3%	235.06	64.22	(66.1)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	3/23/2020	6/5/2020	82	48.4%	405.37	196.06	(6.7)%
Orchards Inn Sedona	Sedona, Arizona	3/31/2020	5/15/2020	70	44.7%	204.08	91.22	(52.0)%
TOTAL/WEIGHTED AVERAGE FOR CLOSED HOTELS				6,151	25.4%	218.13	55.34	(72.4)%

TOTAL/WEIGHTED AVERAGE				9,600	28.7%	$209.23	$60.09	(68.0)%

____________________

(1)Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the nine months ended September 30, 2020.
(2)    On June 1, 2020, the hotel converted to an independent hotel, Barbary Beach House Key West.

Results of Operations

The comparability of our results of operations for the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019 has been significantly impacted by the effects of the COVID-19 pandemic. We expect the comparability of our results of operations in future periods will be similarly impacted.

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

In response to the COVID-19 pandemic, operations were suspended at eight of our hotels for all or a portion of the three months ended September 30, 2020. Five of these hotels reopened by September 30, 2020. Three hotels remained closed as of September 30, 2020.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2020	2019	% Change
Rooms	$33.2	$174.1	(80.9)%
Food and beverage	9.6	50.6	(81.0)%
Other	7.3	15.6	(53.2)%
Total revenues	$50.1	$240.3	(79.2)%

Our total revenues decreased $190.2 million from $240.3 million for the three months ended September 30, 2019 to $50.1 million for the three months ended September 30, 2020.

The following are key hotel operating statistics for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019	% Change
Occupancy %	18.6%	82.7%	(64.1)%
ADR	$201.82	$238.50	(15.4)%
RevPAR	$37.55	$197.14	(81.0)%

Food and beverage revenues decreased $41.0 million from the three months ended September 30, 2019.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $8.3 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2020	2019	% Change
Rooms departmental expenses	$11.8	$42.8	(72.4)%
Food and beverage departmental expenses	10.0	34.3	(70.8)
Other departmental expenses	1.6	4.0	(60.0)
General and administrative	7.3	20.8	(64.9)
Utilities	4.2	5.6	(25.0)
Repairs and maintenance	5.3	8.8	(39.8)
Sales and marketing	4.7	17.0	(72.4)
Franchise fees	1.8	6.9	(73.9)
Base management fees	(0.8)	4.9	(116.3)
Incentive management fees	—	1.2	(100.0)
Property taxes	14.9	14.8	0.7
Other fixed charges	4.5	4.6	(2.2)
Severance costs	7.4	—	100.0
Professional fees and pre-opening costs related to Frenchman's Reef	0.6	6.4	(90.6)
Lease expense	2.8	3.1	(9.7)
Total hotel operating expenses	$76.1	$175.2	(56.6)%

Our hotel operating expenses decreased $99.1 million from $175.2 million for the three months ended September 30, 2019 to $76.1 million for the three months ended September 30, 2020. For the three months ended September 30, 2020, we accrued $7.4 million of severance costs at our properties in connection with the the COVID-19 pandemic. Additionally, in connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability during the three months ended September 30, 2020, which reduced base management fees.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $1.0 million, or 3.3%, from the three months ended September 30, 2019. This is primarily due to the timing of fully depreciated capital expenditures.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.9 million, or 15.0%, from $6.3 million for the three months ended September 30, 2019 to $7.3 million for the three months ended September 30, 2020 primarily due to increases in legal fees, insurance, and certain employee-related expenses, partially offset by decreases in employee payroll, travel costs, and certain professional fees.

Interest expense. Our interest expense was $10.8 million and $14.2 million for the three months ended September 30, 2020 and 2019, respectively, and was comprised of the following (in millions):

	Three Months Ended September 30,
	2020	2019
Mortgage debt interest	$6.5	$6.7
Unsecured term loan interest	3.7	3.5
Credit facility interest and unused fees	1.1	1.1
Amortization of debt issuance costs and debt premium	0.5	0.4
Capitalized interest	—	(0.6)
Interest rate swap mark-to-market and net settlements	(1.0)	3.1
	$10.8	$14.2

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by the cessation of interest capitalization due to the pause on the reconstruction of Frenchman's Reef.

Income taxes. We recorded income tax expense of $7.2 million for the three months ended September 30, 2020 and income tax expense of $1.2 million for the three months ended September 30, 2019. The income tax expense for the three months ended September 30, 2020 includes a valuation allowance of $12.4 million, which was recognized based on an assessment of our ability to utilize our net operating loss carryforwards in future years.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

In response to the COVID-19 pandemic, we suspended operations at 20 of our 30 previously operating hotels for a portion of the nine months ended September 30, 2020. Seventeen of these hotels reopened by September 30, 2020. Three of our previously operating hotels remained closed as of September 30, 2020.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	% Change
Rooms	$158.1	$492.4	(67.9)%
Food and beverage	56.5	161.8	(65.1)%
Other	25.8	46.4	(44.4)%
Total revenues	$240.4	$700.6	(65.7)%

Our total revenues decreased $460.2 million from $700.6 million for the nine months ended September 30, 2019 to $240.4 million for the nine months ended September 30, 2020.

The following are key hotel operating statistics for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019	% Change
Occupancy %	28.7%	79.7%	(51.0)%
ADR	$209.23	$235.89	(11.3)%
RevPAR	$60.09	$187.96	(68.0)%

Food and beverage revenues decreased $105.3 million from the nine months ended September 30, 2019.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $20.6 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	% Change
Rooms departmental expenses	$54.6	$124.6	(56.2)%
Food and beverage departmental expenses	45.8	103.9	(55.9)
Other departmental expenses	6.1	11.6	(47.4)
General and administrative	38.7	61.9	(37.5)
Utilities	12.0	15.6	(23.1)
Repairs and maintenance	17.7	26.1	(32.2)
Sales and marketing	23.3	49.6	(53.0)
Franchise fees	8.4	20.0	(58.0)
Base management fees	2.6	14.8	(82.4)
Incentive management fees	—	3.9	(100.0)
Property taxes	44.0	43.2	1.9
Other fixed charges	13.2	12.9	2.3
Severance costs	7.8	—	100.0
Professional fees and pre-opening costs related to Frenchman's Reef	0.4	11.4	(96.5)
Lease expense	8.6	9.6	(10.4)
Total hotel operating expenses	$283.2	$509.1	(44.4)%

Our hotel operating expenses decreased $225.9 million from $509.1 million for the nine months ended September 30, 2019 to $283.2 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, we recognized $7.8 million of severance costs at our properties in connection with the the COVID-19 pandemic. Additionally, in connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability during the nine months ended September 30, 2020, which reduced base management fees.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.4 million, or 0.5%, from the nine months ended September 30, 2019. This is primarily due to the timing of fully depreciated capital expenditures.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.1 million, or 5.5%, from $20.8 million for the nine months ended September 30, 2019 to $19.7 million for the nine months ended September 30, 2020 primarily due to decreases in employee compensation, travel costs, and certain professional fees, partially offset by an increase in legal fees.

Business interruption insurance income. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef, which resulted in lost revenue and additional expenses covered under our insurance policies. In December 2019, we settled the insurance claim for Frenchman's Reef. We did not recognize any business interruption insurance income for the nine months ended September 30, 2020 and we recognized $8.8 million of business interruption insurance income for the nine months ended September 30, 2019 related to the claim for Frenchman's Reef.

Interest expense. Our interest expense was $43.7 million and $38.3 million for the nine months ended September 30, 2020 and 2019, respectively, and was comprised of the following (in millions):

	Nine Months Ended September 30,
	2020	2019
Mortgage debt interest	$19.5	$19.9
Unsecured term loan interest	9.8	10.4
Credit facility interest and unused fees	3.6	2.8
Amortization of debt issuance costs and debt premium	1.6	1.5
Capitalized interest	(2.1)	(1.1)
Interest rate swap mark-to-market and net settlements	11.3	4.8
	$43.7	$38.3

The increase in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in capitalized interest recognized in the first half of the year related to Frenchman's Reef. We have since ceased interest capitalization due to the pause on the reconstruction of Frenchman's Reef.

Income taxes. We recorded income tax benefit of $5.9 million for the nine months ended September 30, 2020 and income tax expense of $1.9 million for the nine months ended September 30, 2019. The income tax benefit for the nine months ended September 30, 2020 is net of a valuation allowance of $12.4 million, which was recognized based on an assessment of our ability to utilize our net operating loss carryforwards in future years.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We have suspended our quarterly common dividend. We currently expect that our existing cash balances and available capacity on our senior unsecured credit facility will be sufficient to meet our short-term liquidity requirements. We do not expect to pay a common dividend through the remainder of 2020.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan was triggered, with the exception of the mortgage loan secured by the Salt Lake Marriott Downtown at City Creek. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of limited operating partnership units (“common OP units”) and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about the Company.

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

We prefer a relatively simple but efficient capital structure. We generally structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction, such as the issuance of common OP units in connection with the acquisition of Cavallo Point, The Lodge at the Golden Gate, if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of September 30, 2020, we had $1.1 billion of debt outstanding with a weighted average interest rate of 3.84% and a weighted average maturity date of approximately 3.7 years. We have no near-term mortgage debt maturities and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements. Further information is available in Note 1 to the accompanying consolidated financial statements for measures taken in response to the impact of COVID-19.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “ATM Program”) to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program. In June 2020, we sold 135,481 shares of our common stock at an average price of $7.56 per share for proceeds of $1.0 million, net of approximately $10 thousand in fees paid to the applicable sales agent. No shares were sold during the three months ended September 30, 2020. As of November 6, 2020, shares of common stock having an aggregate offering price of up to $199.0 million remained available for sale under the ATM Program.
Share Repurchase Program

Our board of directors has approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. Information about our Share Repurchase Program is found in Note 5 to the accompanying consolidated financial statements. During the first quarter of 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We have suspended share repurchases and, pursuant to our Amended Credit Agreements, as defined below, may not repurchase shares while our financial covenant requirements are waived. The Share Repurchase Program expired on November 5, 2020. At the time of expiration, we had $165.2 million of unused repurchase capacity under the Share Repurchase Program.

Preferred Shares

In August and September 2020, we issued a total of 4,760,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, for net proceeds of $114.5 million. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. The maturity date for the senior unsecured credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. On June 9, 2020, we executed amendments to the credit agreements ("Amended Credit Agreements") for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The Amended Credit Agreements provide for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. Additional information about the Amended Credit Agreements, including the restrictions imposed by the Amended Credit Agreements and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements. As of September 30, 2020, we had $100.0 million of borrowings outstanding under our senior unsecured credit facility.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, and distributions to holders of common stock and units. As of September 30, 2020, we had $110.6 million of unrestricted cash and $31.5 million of restricted cash.

Our net cash used in operations was $54.7 million for the nine months ended September 30, 2020. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $69.2 million for the nine months ended September 30, 2020, which is composed of capital expenditures at our operating hotels of $39.9 million, capital expenditures for the rebuild of Frenchman's Reef of $38.3 million, and $1.6 million of cash paid for the acquisition of the remaining interest in land underlying the Kimpton Shorebreak Resort, offset by $10.7 million of proceeds from our property insurance policy related to our hotels impacted by Hurricanes Irma and Maria.

Our net cash provided by financing activities was $86.1 million for the nine months ended September 30, 2020, which consisted of $25.0 million in net draws on our senior unsecured credit facility, $48.0 million proceeds of mortgage debt, $1.0 million proceeds from the sale of common stock under the ATM Program, and $114.5 million net proceeds from the sale of preferred stock, offset by the $52.5 million repayment of mortgage debt from the refinancing of the mortgage loan secured by the Salt Lake City Marriott, $25.6 million of distributions paid to holders of common stock and units, $0.8 million of distributions paid to holders of preferred stock, $10.0 million of share repurchases, $10.6 million of scheduled mortgage debt principal payments, $1.4 million paid for financing costs on the Amended Credit Agreements and Salt Lake City Marriott mortgage loan refinancing, $1.3 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $0.2 million paid for the redemption of common OP units.

We do not anticipate that we will receive any meaningful net cash flow from operations at our operating hotels for the remainder of the year ending December 31, 2020. We expect our uses of cash for the remainder of the year ending December 31, 2020 will be regularly scheduled debt service payments, capital expenditures, potential funding of hotel working capital requirements, distributions to preferred stockholders, and corporate expenses.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our TRS, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

•90% of our REIT taxable income determined without regard to the dividends paid deduction and excluding net capital gains, plus

•90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•any excess non-cash income.

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

Our board of directors suspended the quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. The resumption in quarterly common dividends will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.

We have paid the following dividends to holders of our Series A Preferred Stock during 2020:

Payment Date	Record Date	Dividend per Share
September 30, 2020	September 20, 2020	$0.178

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2020, we have set aside $25.2 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $39.9 million on capital improvements at our operating hotels during the nine months ended September 30, 2020. Additionally, we spent approximately $38.3 million on the rebuild of Frenchman's Reef during the nine months ended September 30, 2020. In response to the COVID-19 pandemic, we have canceled or deferred a significant portion of the planned capital improvements at our operating hotels and paused the rebuild of Frenchman's Reef. We currently expect to spend approximately $50 million on capital improvements at our operating hotels during 2020.

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

Adjustments to EBITDAre and FFO

We adjust EBITDAre and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO, when combined with U.S. GAAP net income, EBITDAre and FFO, is beneficial to an investor's complete understanding of our consolidated operating performance. We adjust EBITDAre and FFO for the following items:

•Non-Cash Lease Expense and Other Amortization: We exclude the non-cash expense incurred from the straight line recognition of expense from our ground leases and other contractual obligations and the non-cash amortization of our favorable and unfavorable contracts, originally recorded in conjunction with certain hotel acquisitions. We exclude these non-cash items because they do not reflect the actual cash amounts due to the respective lessors in the current period and they are of lesser significance in evaluating our actual performance for that period.
•Cumulative Effect of a Change in Accounting Principle: The Financial Accounting Standards Board promulgates new accounting standards that require or permit the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments, which include the accounting impact from prior periods, because they do not reflect the Company’s actual underlying performance for the current period.
•Gains or Losses from Early Extinguishment of Debt: We exclude the effect of gains or losses recorded on the early extinguishment of debt because these gains or losses result from transaction activity related to the Company’s capital structure that we believe are not indicative of the ongoing operating performance of the Company or our hotels.

•Hotel Acquisition Costs: We exclude hotel acquisition costs expensed during the period because we believe these transaction costs are not reflective of the ongoing performance of the Company or our hotels.
•Severance Costs: We exclude corporate severance costs, or reversals thereof, incurred with the termination of corporate-level employees and severance costs incurred at our hotels related to lease terminations or structured severance programs because we believe these costs do not reflect the ongoing performance of the Company or our hotels.
•Hotel Manager Transition Items: We exclude the transition items associated with a change in hotel manager because we believe these items do not reflect the ongoing performance of the Company or our hotels.
•Other Items: From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to the following: pre-opening costs incurred with newly developed hotels; lease preparation costs incurred to prepare vacant space for marketing; management or franchise contract termination fees; gains or losses from legal settlements; costs incurred related to natural disasters; and gains on property insurance claim settlements, other than income related to business interruption insurance.

In addition, to derive Adjusted FFO we exclude any unrealized fair value adjustments to derivative instruments. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(79,635)	$11,574	$(187,714)	$49,628
Interest expense	10,818	14,184	43,665	38,264
Income tax expense (benefit)	7,205	1,217	(5,853)	1,939
Real estate related depreciation and amortization	28,514	29,474	87,397	87,805
EBITDA / EBITDAre	(33,098)	56,449	(62,505)	177,636
Non-cash lease expense and other amortization	1,715	1,750	5,172	5,249
Professional fees and pre-opening costs related to Frenchman's Reef (1)	593	6,378	418	11,445
Hotel manager transition items (2)	(1,021)	582	(460)	1,050
Loss on early extinguishment of debt	—	2,373	—	2,373
Severance costs (3)	7,367	—	7,760	—
Adjusted EBITDA	$(24,444)	$67,532	$(49,615)	$197,753
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)
Three months ended September 30, 2020 consists of manager transition costs of $0.4 million related to The Lodge at Sonoma Renaissance Resort & Spa, Salt Lake City Marriott Downtown at City Creek, and Renaissance Charleston Historic District Hotel, offset by $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Nine months ended September 30, 2020 consists of manager transition costs of $1.5 million related to the L'Auberge de Sedona, Orchards Inn Sedona, the Westin Boston Waterfront, The Lodge at Sonoma Renaissance Resort & Spa, Salt Lake City Marriott Downtown at City Creek, and Renaissance Charleston Historic District Hotel, offset by a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West franchise agreement and $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Three months ended September 30, 2019 consist of (a) less than $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and manager transition costs related to the Westin Washington, D.C. City Center and (b) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona. Nine months ended September 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem, (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center and (c) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona.

(3)
Three and nine months ended September 30, 2020 consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net (loss) income	$(79,635)	$11,574	$(187,714)	$49,628
Real estate related depreciation and amortization	28,514	29,474	87,397	87,805
FFO	(51,121)	41,048	(100,317)	137,433
Non-cash lease expense and other amortization	1,715	1,750	5,172	5,249
Professional fees and pre-opening costs related to Frenchman's Reef (1)	593	6,378	418	11,445
Hotel manager transition items (2)	(1,021)	582	(460)	1,050
Loss on early extinguishment of debt	—	2,373	—	2,373
Severance costs (3)	7,367	—	7,760	—
Fair value adjustments to interest rate swaps	(983)	3,143	11,329	4,790
Adjusted FFO	$(43,450)	$55,274	$(76,098)	$162,340
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)
Three months ended September 30, 2020 consists of manager transition costs of $0.4 million related to The Lodge at Sonoma Renaissance Resort & Spa, Salt Lake City Marriott Downtown at City Creek, and Renaissance Charleston Historic District Hotel, offset by $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Nine months ended September 30, 2020 consists of manager transition costs of $1.5 million related to the L'Auberge de Sedona, Orchards Inn Sedona, the Westin Boston Waterfront, The Lodge at Sonoma Renaissance Resort & Spa, Salt Lake City Marriott Downtown at City Creek, and Renaissance Charleston Historic District Hotel, offset by a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West franchise agreement and $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Three months ended September 30, 2019 consist of (a) less than $0.1 million of pre-opening costs related to the reopening of the Hotel Emblem and manager transition costs related to the Westin Washington, D.C. City Center and (b) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona. Nine months ended September 30, 2019 consists of (a) $0.4 million of pre-opening costs related to the reopening of the Hotel Emblem, (b) $0.1 million of manager transition costs related to the Westin Washington, D.C. City Center and (c) $0.6 million of manager termination fees for L'Auberge de Sedona and Orchards Inn Sedona.

(3)
Three and nine months ended September 30, 2020 consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

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

New Accounting Pronouncements Not Yet Implemented

None.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2020 was $1.1 billion, of which $323 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $3.2 million annually.

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

Item 4.Controls and Procedures

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

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

The outbreak of the novel coronavirus (COVID-19) has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, travel and the hospitality industry and has impacted, and could continue to materially and adversely impact, our financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, widespread disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets.  The global impact of the outbreak is continually evolving, and many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where our hotels are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The full extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions, all of which could vary among the geographic regions in which our hotels are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and it may also have the effect of heightening many of the risks described below and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•a complete or partial closure or re-closure of, or other operational issues at, one or more of our hotels resulting from government, third-party hotel manager or franchisor action, which could materially adversely affect our operations;

•the postponement or cancellation of conferences, conventions, festivals, sporting events, public events and other group business that would have otherwise brought individuals to the cities in which our hotels are located, which has caused, and could continue to cause, a decrease in occupancy rates over a prolonged period of time and exacerbate the seasonal volatility at our hotels;

•a general decline of in-person business meetings and an increase in the use of teleconferencing and video-conference technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms;

•a decrease in individuals’ willingness to travel once our hotels are reopened as a result of the public health risks and social impacts of such outbreak or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues to meet operating and other expenses in the short- and long-term;

•reduced economic activity impacting the businesses, financial condition and liquidity of the Company or that of our third-party hotel managers or franchisors, which could result in us, the third-party hotel manager or the franchisor being unable to comply with operational and performance conditions under the applicable management and franchise agreements;

•reduced economic activity impacting the businesses, financial condition and liquidity of our retail and restaurant tenants located at our hotels, which could cause one or more of such tenants to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations or to declare bankruptcy;

•severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis;

•the potential inability of the Company to comply with financial covenants under our senior unsecured credit facility, unsecured term loans and other debt agreements, or the inability to renegotiate such covenants, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our senior unsecured credit facility or otherwise in the future;

•the potential lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which could cause delays in completing ongoing or future hotel renovations and capital improvements at our hotels, including the planned reconstruction of Frenchman’s Reef & Morning Star Marriott Beach Resort;

•difficulties in sourcing and transporting materials or products necessary to operate our hotels, such as linens or cleaning supplies, and a decrease in the availability of adequate staffing at our hotels, which could impact our ability to provide our guests with the customary level of service provided at our hotels, including our premium full-service hotels;

•the potential inability of our TRS lessees to renew or enter into new management agreements for our hotels on favorable terms, or at all, which could cause interruptions in the operations at certain hotels;

•a general decline in business activity and demand for real estate transactions, and more specifically, demand for hotel properties, which could adversely affect our ability or desire to make strategic acquisitions or dispositions;

•the potential negative impact on the health of our personnel, particularly if a significant number of our senior executive officers are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption;

•the limited access to our facilities, management, franchisors, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations and lead to reputational harm and regulatory issues or fines;

•increased operating costs at our hotels due to enhanced cleaning and hygiene protocols required or recommended by major hotel brands, the Centers for Disease Control and Prevention, unions and state and local governments; and

•increased labor costs due to demands for higher wages due to health risks associated with working in hotels and requirements for more staff to implement cleaning protocols.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2020	—	$—	—	$165,179
August 1 - August 31, 2020	—	$—	—	$165,179
September 1 - September 30, 2020	1,008 (2)	$—	—	$165,179
____________________

(1)Represents amounts available under the Company's $250 million share repurchase program announced by the Company on November 5, 2018 (the “Share Repurchase Program”). To facilitate repurchases, we make purchases pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which allows us to repurchase shares during periods when we otherwise may be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The Share Repurchase Program may be suspended or terminated at any time without prior notice. The Share Repurchase Program expired on November 5, 2020.
(2)Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File No. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

3.1.7
Articles Supplementary Designating DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.7 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

4.1
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

10.1
Amendment No. 1 to the Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated August 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 31, 2020)

10.2*	Second Amendment to Fifth Amended and Restated Credit Agreement dated as of August 14, 2020

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 6, 2020

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)