Form 10-K
period 2020-12-31
DiamondRock Hospitality Co
filed 2021-03-01
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland			20-1180098
(State of Incorporation)			(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1400,	Bethesda,	Maryland	20814
(Address of Principal Executive Offices)			(Zip Code)
(240) 744-1150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value	DRH	New York Stock Exchange
8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	DRH Pr A	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act      ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.1 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 210,073,514 shares of its $0.01 par value Common Stock outstanding as of February 26, 2021.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020, are incorporated by reference in Part III herein.

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
•risks associated with the lodging industry overall, including, without limitation, decreases in the frequency of travel and increases in operating costs;
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
•risks associated with security breaches through cyber-attacks or otherwise, as well as other significant disruptions of our and our hotel managers’ information technologies and systems, which support our operations and those of our hotel managers;
•risks associated with our potential failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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

SUMMARY OF RISK FACTORS

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K, are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

•The novel coronavirus (COVID-19) pandemic has caused, and could continue to cause, severe disruption in the U.S., regional and global economies, travel and the hospitality industry and has impacted, and could continue to materially and adversely impact, our financial condition and results of operations.
•Our hotels are subject to significant competition and our business model, especially our concentration in premium full-service hotels, can be highly volatile, which may make it difficult to execute our long-term business strategy.
•Unfavorable market and economic conditions in the U.S. and in the specific markets where our hotels are located and other factors beyond our control, including effects on macroeconomic indicators such as such as U.S. gross domestic product (“GDP”) growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand, may adversely affect the lodging industry.
•We may be unable to comply with financial covenants, obtain additional waivers, or renegotiate such covenants under our senior unsecured credit facility and unsecured term loans, which could result in a default and potential acceleration of our indebtedness and impact our ability to make additional borrowings.
•There are significant risks associated with Frenchman's Reef & Morning Star Marriott Beach Resort.
•The increase in the use of third-party internet travel intermediaries and the increase in alternative lodging channels, such as Airbnb, both generally and as a result of the COVID-19 pandemic, could adversely affect our profitability.
•The decrease in business-related travel, both generally and as a result of the COVID-19 pandemic, could adversely affect our profitability.
•Due to restrictions in our hotel management agreements, franchise agreements, mortgage agreements and ground leases, we may not be able to sell our hotels at the highest possible price, or at all.
•We may be subject to unknown or contingent liabilities related to hotels we currently own, as well as hotels that we have sold or may acquire in the future, for, among other things, uninsured losses and environmental contamination.
•We are susceptible to delays in completing ongoing or future renovations and capital improvements due to potential lack of funding for such expenditures, disruptions in the supply of materials or products and the inability of contractors to perform on a timely basis, or at all.
•Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license, as well as risks associated with concentrating the majority of our portfolio under the Marriott and Hilton brands.
•Our results of operations are highly dependent on the management of our hotel properties by third-party hotel management companies.
•High interest rates and/or the unavailability of certain types of financing could make it difficult for us to finance or refinance properties and adversely impact the amounts, sources and costs of capital available to us in the future.
•The terms of the agreements governing our outstanding indebtedness may limit our financial and operating activities and our ability to make distributions to our stockholders and may also adversely affect our ability to incur additional debt to fund future needs.
•Failure to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.
•Natural disasters caused by climate change or otherwise, terrorist attacks, active shooter attacks, significant military actions, outbreaks of contagious diseases, pandemics, such as the COVID-19 pandemic, or other widespread health emergencies may adversely impact our financial condition and results of operations.
•We depend on senior executive officers whose continued service is not guaranteed, and changes in our senior executive officers may adversely affect the operation of our business.
•We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks of our or our hotel managers’ information technologies and systems could harm our business.
•Even if we maintain our status as a REIT, in certain circumstances, we may be subject to federal and state income taxes, which would reduce our cash available for distribution to our stockholders.
•We may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock and our 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).

•We must comply with applicable governmental regulations, including, without limitation, the Americans with Disabilities Act, which could be costly.
•The ability of our stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter, our bylaws and by Maryland law.
•We may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at expected levels, and we cannot assure you of our ability to make distributions in the future.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for federal income tax purposes. As of December 31, 2020, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) is currently closed due to damage incurred by Hurricanes Irma and Maria in September 2017.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

Our strategy is to apply aggressive asset management, prudent financial strategy, and disciplined capital allocation to high quality lodging properties in North American urban and resort markets with superior growth prospects and high barriers-to-entry. Our goal is to deliver long-term stockholder returns that exceed those generated by our peers through a combination of dividends and enduring capital appreciation.

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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has significantly reduced travel and adversely affected the hospitality industry in general. For additional information regarding the impact of COVID-19 on the Company and the measures we have taken to address such impact, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock and Series A Preferred Stock are traded on the New York Stock Exchange (the “NYSE”) under the symbols “DRH” and “DRH Pr A”, respectively. We have been successful in acquiring, financing and asset managing our hotels.

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

We plan to strategically allocate capital in order to create value depending on our cost of capital. If our cost of capital is attractive, we expect to:

•pursue strategic acquisitions;

•consider opportunistically raising equity; and

•evaluate opportunities to dispose of non-core hotels.

If we believe our cost of capital is elevated, we expect to create value over the long term to stockholders by deploying investment capacity into share repurchases.

We prefer a relatively efficient capital structure. We structure our hotel investments to be straightforward and to fit within our conservative capital structure; however, we will consider a more complex transaction (e.g. the issuance of operating partnership units to limited partners or entry into a joint venture) if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2020, we owned 31 premium hotels and resorts throughout North America and the U.S. Virgin Islands. Our hotels and resorts are primarily categorized as upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our properties are concentrated in key gateway cities and resort destinations. We consider lodging properties located in gateway cities and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio over the past several years by recycling capital from non-core hotels, located in slower growth markets, to higher quality hotels located primarily in urban and destination resort markets. We have repositioned our portfolio through the acquisition of urban and resort hotels that align with our strategic goals while disposing of non-core hotels. These acquisitions increased our urban exposure with acquisitions in cities such as San Diego, San Francisco, Boston, Denver, and Washington, D.C. Our resort exposure increased with acquisitions in locations such as Key West and Fort Lauderdale, Florida, Sedona, Arizona, and Sausalito, Huntington Beach and South Lake Tahoe, California. Five of our last six acquisitions have been resort destination hotels. Over 90% of our portfolio EBITDA for the year ended December 31, 2020 is derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, operator and brand diversity.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile with prudent leverage. We maintain balance sheet flexibility with our existing corporate cash, limited near-term debt maturities, capacity under our senior unsecured credit facility and 23 of our 31 hotels unencumbered by mortgage debt as of December 31, 2020. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have limited near-term debt maturities and the majority of our debt is financed with long-term, fixed-rate mortgages with a well-laddered maturity schedule. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. We may also consider entering into joint ventures or alliances with one or more third parties to pursue attractive investment opportunities.

We believe that our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe that lower leverage benefits us in the following ways:

•provides capacity to fund attractive acquisitions;

•enhances our ability to maintain a sustainable dividend, to the extent we have REIT taxable income;

•enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•provides capacity to fund late-cycle capital needs.

As of December 31, 2020, our outstanding debt consists of a combination of property-specific mortgage debt, all of which bears interest at a fixed rate, unsecured term loans, and outstanding borrowings on our senior unsecured credit facility. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Corporate Responsibility

We incorporate governance, environmental, and social initiatives in our overall business strategy, investment decisions, and asset management strategies. Our Corporate Responsibility platform was created in 2014. In 2020, as a result of our commitment to sustainability, we were ranked first in sustainability performance as the Global Listed / Hotel Sector Leader by the Global Real Estate Sustainability Benchmark (“GRESB”) Real Estate Assessment.

We are committed to transparent reporting of our environmental, social, and governance (“ESG”) initiatives. In October 2020, we published our annual Sustainability Report, which includes ESG policies, environmental and social programs, historic results, and performance targets. The annual Sustainability Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board (SASB) for the Real Estate Sector.

We display key metrics, documents, programs and policies through the Global Reporting Initiative (“GRI”) Index, and in accordance with the GRI framework.

Annually, we submit a response to the GRESB survey (the “GRESB Report”), which benchmarks our approach and performance on ESG indicators against other real estate companies. The GRESB Report is accessible on our website. The information included in, referenced to, or otherwise accessible through the GRESB Report, is not incorporated by reference in, or considered to be a part of, this report or any document unless expressly incorporated by reference therein.

For more information on our corporate responsibility platform, as well as our enterprise-wide policies, please see our current Sustainability Report available at https://investor.drhc.com/sustainability-report. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this report or any document unless expressly incorporated by reference therein.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.6% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.4% of the common OP units are held by third parties and executive officers of the Company. The majority of our common OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”) in December 2018. Each common OP unit currently owned by holders other than us is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of our common stock or, at our election, one share of our common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2020, limited partners held 855,191 common OP units. In the future, we may issue additional common OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

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

The following chart shows our corporate structure as of the date of this report:

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott or Hilton brand will enjoy the competitive advantages associated with their operations under such brand. These global brands' reservation systems and national advertising, marketing and promotional services combined with strong management by third-party operators enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Regulatory Matters

Governmental Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property and the Americans with Disabilities Act of 1990.

See “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Employees and Human Capital

As of December 31, 2020, we employed 29 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union. During 2020, all employees involved in the day-to-day operation of the Company’s hotels were employed by third-party management companies engaged pursuant to hotel management agreements. The employees of our hotel managers at The Lexington Hotel, Courtyard New York Manhattan/Fifth Avenue, Courtyard New York Manhattan/Midtown East, Hilton Garden Inn New York/Times Square Central, Westin Boston Waterfront, and Hilton Boston Downtown/Faneuil Hall are currently represented by labor unions and are subject to collective bargaining agreements.

We believe prioritizing employee well-being is a key element for attracting and retaining the best and most talented associates. Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep and diverse bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for the critical roles and leadership positions for the future; reward and support employees through competitive pay and benefit programs; enhance our culture through efforts to foster, promote, and preserve a culture of diversity and inclusion; and evolve and invest in technology, tools, and resources to enable employees at work.

In March 2020, we temporarily closed our corporate office due to the COVID-19 pandemic, and our employees began to work remotely. In an effort to support our employees during the period in which our corporate office was closed, we provided various office supplies and resources to our employees as needed. Currently, our employees may, at times, work from the office. We have implemented COVID-19 protection protocols in order to minimize the spread of COVID-19 in our corporate office.

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

Most of our hotel management agreements and mortgage agreements require that we obtain and maintain property insurance, business interruption insurance (including interruption as a result of COVID-19), flood insurance, earthquake insurance (if the hotel is located in an “earthquake prone zone” as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels. We comply with all such requirements. In addition, either we or the hotel manager are responsible for obtaining general liability insurance, workers' compensation and employer's liability insurance.

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

DiamondRock Hospitality Company is traded on the NYSE under the symbols “DRH” and “DRH Pr A”.

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

Taxation of the Operating Partnership

Previously, our operating partnership was disregarded as an entity separate from us for U.S. federal income tax purposes but since September 1, 2018, our operating partnership has been treated as a partnership for U.S. federal income tax purposes. As a result, the discussion under “Material U.S. Federal Income Tax Considerations—Taxation of the Operating Partnership” is revised as follows:

•The first, fourth and seventh paragraphs are deleted;

•The first sentence of the sixth paragraph is revised to state: “We have used and may continue to use our operating partnership to acquire hotels by issuing operating partnership units, in order to permit the sellers of such properties to defer recognition of their tax gain.”; and

•The following will be inserted under the heading and thus will become the first two paragraphs in the discussion:

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

IRS Guidance on Tax Legislation

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

FATCA Regulations

On December 18, 2018, the IRS promulgated proposed Treasury Regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds of a disposition of property that can produce U.S. source interest or dividends and thus implicate certain tax-related disclosures contained in the prospectus. While these proposed Treasury Regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed Treasury Regulations (subject to certain limited exceptions). As a result, the discussion under “Material U.S. Federal Income Tax Considerations—FATCA Withholding and Reporting” in the prospectus is revised as follows:

•In the second sentence, the phrase “, and gross proceeds from the sale or other disposition of,” is deleted; and

•The third and fourth sentences are deleted.

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

Preferred Stock Offering
On August 20, 2020, we initiated a public offering of our Series A Preferred Stock. The following disclosures under “Material U.S. Federal Income Tax Considerations” in the prospectus contained in our Registration Statement on Form S-3 filed with the SEC on August 8, 2018 are revised as follows:
The phrase “common stock” is replaced with the phrase “capital stock” in the following places:
•In the first paragraph of the section entitled “Material U.S. Federal Income Tax Considerations”, each of the three places it appears;
•In the heading for the section previously entitled “Taxation of U.S. Stockholders Holding Common Stock”;
•In the first paragraph of the section previously entitled “Taxation of U.S. Stockholders Holding Common Stock”, the only place it appears;
•In the section previously entitled “Taxation of U.S. Stockholders Holding Common Stock—Sale or Disposition of Shares”, the only place it appears;
•In the heading for the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock”;
•In the first paragraph of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock”, the only place it appears;
•In the second paragraph of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Distributions” each of the four times it appears;
•In the first paragraph of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Dispositions”, the first and third time it appears;
•In the second paragraph of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock–Dispositions”, the first and second time it appears;
•In the section entitled “Information Reporting Requirements and Backup Withholding Tax—Non-U.S. Stockholders”, each of the three places it appears;
•In the section entitled “FATCA Withholding and Reporting”, each of the two places it appears;
•In the section entitled “Additional Legislative or Other Actions Affecting REITs”, the only place it appears;

The following sentence is added to the end of the second paragraph of the section previously entitled “Taxation of U.S. Stockholders Holding Common Stock”:
For purposes of determining whether distributions to holders of our capital stock are out of our current or accumulated earnings and profits, our earnings and profits will be allocated first to our outstanding preferred stock and then to our outstanding common stock.
The following is added to the end of the section previously entitled “Taxation of U.S. Stockholders Holding Common Stock”:
Redemption or Repurchase by Us. A redemption or repurchase of shares of our capital stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits as described above under “Taxation of U.S. Stockholders Holding Common Stock”) unless the redemption or repurchase satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed or repurchased shares. The redemption or repurchase generally will be treated as a sale or exchange if it:
•is "substantially disproportionate" with respect to the U.S. stockholder;
•results in a "complete redemption" of the U.S. stockholder's stock interest in us; or
•is "not essentially equivalent to a dividend" with respect to the U.S. stockholder, all within the meaning of Section 302(b) of the Code.
In determining whether any of these tests has been met, shares of our capital stock, including common stock and other equity interests in us, considered to be owned by the U.S. stockholder by reason of certain constructive ownership rules set forth in the Code, as well as shares of our capital stock actually owned by the U.S. stockholder, generally must be taken into account. Because the determination as to whether any of the alternative tests of Section 302(b) of the Code will be satisfied with respect to the U.S. stockholder depends upon the facts and circumstances at the time that the determination must be made, U.S. stockholders are advised to consult their tax advisors to determine such tax treatment.
If a redemption or repurchase of shares of our capital stock is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. A U.S. stockholder’s adjusted tax basis in the redeemed or repurchased shares generally will be transferred to the holder’s remaining shares of our capital stock, if any. If a U.S. stockholder owns no other shares of our capital stock, under certain circumstances, such basis may be transferred to a related person or it may be lost entirely. Prospective investors should consult their tax advisors regarding the U.S. federal income tax consequences of a redemption or repurchase of our capital stock.
If a redemption or repurchase of shares of our capital stock is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described under “Taxation of U.S. Stockholders Holding Common Stock—Sale or Disposition of Shares”.
The following is added to the end of the section previously entitled “Taxation of U.S. Stockholders Holding Common Stock”:
Conversion of Series A Preferred Stock. Upon the occurrence of a Change of Control, each holder of Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date, we have provided or provide notice of our election to redeem the Series A Preferred Stock) to convert some or all of such holder’s Series A Preferred Stock into shares of our common stock or the Alternative Conversion Consideration—i.e., an amount of cash, securities or other property or assets that such holder would have received upon the Change of Control had such holder converted the holder’s Series A Preferred Stock into shares of our common stock immediately prior to the effective time of the Change of Control (see “Description of the Series A Preferred Stock—Conversion Rights” in this prospectus supplement). Except as provided below, a U.S. stockholder generally will not recognize gain or loss upon the conversion of Series A Preferred Stock into shares of our common stock. A U.S. stockholder’s tax basis and holding period in the shares of common stock received upon conversion generally will be the same as those of the converted Series A Preferred Stock (but the tax basis will be reduced by the portion of the adjusted tax basis allocated to any fractional share of common stock exchanged for cash).
Cash received upon conversion in lieu of a fractional share of common stock generally will be treated as a payment in a taxable exchange for such fractional share of common stock, and gain or loss will be recognized on the receipt of cash in an amount equal to the difference between the amount of cash received and the adjusted tax basis allocable to the fractional common share deemed exchanged. This gain or loss will be long-term capital gain or loss if the holder has held the Series A Preferred Stock for more than one year. Any common stock received in exchange for accrued and unpaid dividends generally will be treated as a distribution by us, and subject to tax treatment as described in “—Taxation of U.S. Stockholders Holding Capital Stock.”
In addition, if a holder receives the Alternative Conversion Consideration (in lieu of shares of our common stock) in connection with the conversion of the stockholder’s shares of Series A Preferred Stock, the tax treatment of the receipt of any such other consideration will depend on the nature of the consideration and the structure of the transaction that gives rise to the Change of Control, and it may be a taxable exchange. U.S. stockholders converting their shares of Series A Preferred Stock should consult their tax advisors regarding the U.S. federal income tax consequences of any such conversion and of the ownership and disposition of the consideration received upon any such conversion.
The fourth sentence of the fifth paragraph of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Distributions” is replaced with the following:
A non-U.S. stockholder thus would be taxed on such a distribution at the normal rates applicable to U.S. stockholders, subject to any applicable alternative minimum tax and will be required to file a U.S. federal income tax return for the taxable year.
The sixth paragraph in the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Distributions” is revised to read as follows:
A non-U.S. stockholder that owns, actually or constructively, no more than 10% of any class of our capital stock at all times during the one-year period ending on the date of a distribution should not be subject to FIRPTA Withholding with respect to distributions with respect to such class of our capital stock that is attributable to gain from our sale or exchange of United States real property interests, provided that such class of our capital stock continues to be regularly traded on an established securities market located in the United States. In the case of any such distributions that was a capital gain dividend made to such non-U.S. stockholder, the distribution will be treated as an ordinary dividend subject to the general withholding rules discussed above, which generally impose a withholding tax equal to 30% of the gross amount of each dividend distribution (unless reduced by treaty).
The last four sentences of the first paragraph in the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Dispositions” are revised to read as follows:
Because our common stock is publicly traded and our Series A Preferred Stock may be publicly traded, we cannot assure you that we are or will be in the future a domestically controlled qualified investment entity. Alternatively, the gain from a sale of our capital stock by a non-U.S. stockholder will not be subject to tax under FIRPTA if (i) the applicable class of our capital stock is considered regularly traded under applicable Treasury Regulations on an established securities market, such as the NYSE, and (ii) the non-U.S. stockholder owned, actually and constructively, 10% or less of the applicable class of our capital stock at all times during the specified testing period ending on the date of the disposition. The testing period referred to in the previous sentence is the shorter of (x) the period during which the non-U.S. stockholder held the stock and (y) the five-year period ending on the date of the disposition. Since the completion of our initial public offering, we believe our common stock has been regularly traded on an established securities market and our Series A Preferred Stock may be publicly traded on an established securities market in the future.
In the second paragraph of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Dispositions”, the phrase “other shares of our common stock” is replaced with the phrase “other shares of the applicable class(es) of our capital stock”.
The following is added to the end of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Dispositions”:
A redemption or repurchase of shares of our capital stock will be treated under Section 302 of the Code as a distribution (and taxable as a dividend to the extent of our current and accumulated earnings and profits) unless the redemption or repurchase satisfies one of the tests set forth in Section 302(b) of the Code and is therefore treated as a sale or exchange of the redeemed or repurchased shares. See “—Taxation of U.S. Stockholders Holding Common Stock —Redemption or Repurchase by Us.” If the redemption or repurchase of shares is treated as a distribution, the amount of the distribution will be measured by the amount of cash and the fair market value of any property received. If the redemption or repurchase of shares is not treated as a distribution, it will be treated as a taxable sale or exchange in the manner described in this section.
The following is added to the end of the section previously entitled “Taxation of Non-U.S. Stockholders Holding Common Stock—Dispositions”:

See “—Taxation of U.S. Stockholders Holding Common Stock—Conversion of Series A Preferred Stock” above for a discussion of certain U.S. federal income tax consequences to a holder of Series A Preferred Stock upon a conversion of such holder’s Series A Preferred Stock into shares of our common stock or the Alternative Conversion Consideration and any consideration received in respect of accrued and unpaid dividends or fractional shares. Whether or not a non-U.S. stockholder will recognize gain upon the conversion of Series A Preferred Stock into shares of our common stock will depend on whether the shares of Series A Preferred Stock, and the common stock into which they are converted, constitute United States real property interests in the hands of the non-U.S. stockholder. Any common stock received in exchange for accrued and unpaid dividends generally will be treated as a distribution by us, and subject to tax treatment as described in “Taxation of Non-U.S. Stockholders Holding Capital Stock—Distributions.” Non-U.S. stockholders converting their shares of Series A Preferred Stock should consult their tax advisors regarding the U.S. federal income tax consequences of any such conversion and of the ownership and disposition of the consideration received upon any such conversion.
Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

Risks Related to Our Business and Operations

The outbreak of the novel coronavirus (COVID-19) has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, travel and the hospitality industry and has impacted, and could continue to materially and adversely impact, our financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving, and many countries, including the U.S., have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where our hotels are located, have also reacted by encouraging the practice of social distancing, restricting the size of gatherings and instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The full extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption and administration of available COVID-19 vaccines, as well as the effect of any relaxation of current restrictions, all of which could vary among the geographic regions in which our hotels are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has adversely affected, and will continue to adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and it may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

•a complete or partial closure or re-closure of, or other operational issues at, one or more of our hotels resulting from government, third-party hotel manager or franchisor action, which has materially adversely affected, and could continue to materially adversely affect, our operations;

•the postponement or cancellation of conferences, conventions, festivals, sporting events, public events and other group business that would have otherwise brought individuals to the cities in which our hotels are located, which has caused, and could continue to cause, a decrease in occupancy rates over a prolonged period of time and exacerbated the seasonal volatility at our hotels;

•a general decline of in-person business meetings and an increase in the use of teleconferencing and video-conference technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms;

•a decrease in individuals’ willingness to travel as a result of the public health risks and social impacts of such outbreak or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues to meet operating and other expenses in the short- and long-term;

•reduced economic activity impacting our businesses, financial condition and liquidity or that of our third-party hotel managers or franchisors, which could result in the Company, the third-party hotel manager or the franchisor being unable to comply with operational and performance conditions under the applicable management and franchise agreements;

•reduced economic activity impacting the businesses, financial condition and liquidity of our retail and restaurant tenants located at our hotels, which has caused, and could continue to cause, one or more of such tenants to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations or to declare bankruptcy;

•severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and may impact our ability to fund business activities and repay debt on a timely basis;

•the inability of the Company to comply with financial covenants or obtain waivers under the agreements governing our senior unsecured credit facility, unsecured term loans and other debt, or the inability to renegotiate such covenants, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our senior unsecured credit facility or otherwise in the future;

•the lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which has caused, and could continue to cause, in completing ongoing or future hotel renovations and capital improvements at our hotels, including the planned reconstruction of Frenchman’s Reef;

•difficulties in sourcing and transporting materials or products necessary to operate our hotels, such as linens or cleaning supplies, and a decrease in the availability of adequate staffing at our hotels, which could impact our ability to provide our guests with the customary level of service provided at our hotels, including our premium full-service hotels;

•the inability of our TRS lessees to renew or enter into new management agreements for our hotels on favorable terms, or at all, which could cause interruptions in the operations at certain hotels;

•a general decline in business activity and demand for real estate transactions, and more specifically, demand for hotel properties, which could adversely affect our ability or desire to make strategic acquisitions or dispositions;

•the negative impact on the health of our personnel, particularly if a significant number of our senior executive officers are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption;

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

In addition to fluctuations related to our business model, our hotels are, and will continue to be, subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•dependence on business and commercial travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•decreases in the frequency of business travel that may result from alternatives to in-person meetings, particularly in light of COVID-19;

•competition from other hotels and alternative lodging channels located in the markets in which we own properties;

•competition from third-party internet travel intermediaries;

•an over-supply or over-building of hotels in the markets in which we own properties, which could adversely affect occupancy rates, revenues and profits at our hotels;

•increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. GDP growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in key gateway cities and destination resort locations in the U.S., our business may be particularly sensitive to changes in foreign exchange rates or a negative international perception of the U.S. arising from its political or other positions. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will experience improving economic fundamentals in the future but we cannot assure you when such improvement will occur, if ever. However, in the event conditions in the industry continue to deteriorate or do not see sustained improvement for an extended period of time as a result of COVID-19, or other factors, or there is an extended period of economic weakness in the lodging markets in which we own properties, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, including the scope, severity and duration of the COVID-19 pandemic in the U.S., may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

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

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to Expedia.com and Priceline.com and their subsidiaries. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If bookings through these intermediaries increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisors. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification. In response to these intermediaries, the brand operators and franchisors have launched initiatives to offer discounted rates for booking on their sites, which could put downward pressure on rates and revenue. In addition, an increasing number of companies have entered various aspects of the online travel market. Google, for example, has established a hotel meta-search business (“Hotel Ads”), as well as its “Book on Google” reservation functionality. An increase in hotel reservations made through Google or its competitors, such as Apple, Amazon or Facebook, may reduce the value of our franchise brands, which may negatively affect our average rates and revenues.

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

The rise of social media review platforms, including, but not limited to Tripadvisor.com, could impact our occupancy levels and operating results as people might be more inclined to write about their dissatisfaction rather than satisfaction with a hotel stay.

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

In addition, the real estate market is affected by many factors that are beyond our control, including:

•adverse changes in international, national, regional and local economic and market conditions;

•changes in supply of competitive hotels;

•changes in interest rates and in the availability, cost and terms of debt financing;

•changes in tax laws and property tax rates, or an increase in the assessed valuation of a property for real estate tax purposes;

•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•fluctuations in foreign currency exchange rates;

•the ongoing need for capital improvements, particularly in older structures;

•changes in operating expenses; and

•pandemics and the outbreak of diseases, federal, state and local government shutdowns, airline strikes, civil unrest, active shooter attacks, acts of God, including earthquakes, floods, wildfires, hurricanes and other natural disasters and acts of war or terrorism, including the consequences of terrorist acts such as those that occurred on September 11, 2001, which may result in uninsured losses.

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

Certain of our current hotel management and franchise agreements are long-term.

All but four of our hotel management agreements are terminable at our option. The remaining four hotel management agreements have remaining terms ranging from approximately seven years to thirty-eight years, inclusive of renewal periods that are exercisable at the option of the property manager. We are subject to franchise agreements at certain of our properties, with remaining terms of up to thirty years, inclusive of renewal periods that are exercisable at the option of the franchisor. See Item 2, Properties, for hotel management and franchise agreement details. Because some of our hotels would have to be sold subject to the applicable agreement, the term length of an agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown at City Creek, the Westin Boston Waterfront, the Hotel Palomar Phoenix and Cavallo Point, as well as the ground lease underlying our annex sublease at the Orchards Inn Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with fewer than 40 years remaining, such as the Salt Lake City Marriott Downtown at City Creek, and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•construction cost overruns and delays;

•a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on affordable terms;

•the renovation investment failing to produce the returns on investment that we expect;

•disruptions in the operations of the hotel as well as in demand for the hotel while capital improvements are underway; and

•disputes with franchisors/hotel managers regarding compliance with relevant franchise/management agreements.

The costs of these capital improvements or profit displacements during the completion of these capital improvements could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures or investments through retained earnings is very limited. Consequently, we rely upon the availability of debt or equity capital to fund our investments and capital improvements. These sources of funds may not be available on reasonable terms or conditions.

There are significant risks associated with Frenchman’s Reef.

In September 2017, Frenchman’s Reef closed as a result of significant damage from Hurricane Irma and, to a lesser extent, Hurricane Maria, and it remains closed. In 2019, we entered into (i) a franchise agreement with Marriott to brand the property as two separate hotels—a Marriott and an Autograph Collection hotel—and (ii) a management agreement with Aimbridge Hospitality to manage each of the hotels. We are in the process of rebuilding Frenchman’s Reef, but paused the reconstruction in March 2020 in response to COVID-19. We are currently evaluating when to resume construction and have also initiated a process to explore alternatives for completing a rebuild of Frenchman's Reef, including finding a capital partner. There is no guarantee that we will be able to engage a capital partner on terms favorable to us, or at all. If we resume construction, as with any capital improvement project we undertake, this renovation is subject to cost overruns and delays, but given the project’s complexity and geographical challenges, this project may be more susceptible to these risks. Furthermore, certain risks, such as potential lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, may be heightened as a result of COVID-19. The occurrence of any of these or other effects could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In the event of natural disasters caused by climate change or otherwise, terrorist attacks, active shooter attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

Eight of our hotels (Frenchman's Reef, The Lodge at Sonoma Renaissance Resort & Spa, Westin San Diego Downtown, Hotel Emblem San Francisco, Renaissance Charleston Historic District Hotel, Kimpton Shorebreak Resort, The Landing Lake Tahoe Resort & Spa, and Cavallo Point) are located in areas that are seismically active. Five of our hotels (Frenchman's Reef, Havana Cabana Key West, Barbary Beach House Key West, Westin Fort Lauderdale Beach Resort, and Renaissance Charleston Historic District Hotel) are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks or active shooter attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 66% of our total revenues in 2020. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, a changing climate in the area of any of our hotels, outbreaks of pandemics or diseases, such as Zika, Ebola, COVID-19, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such events may result in decreases in consumer discretionary spending, including the frequency with which our customers choose to stay at hotels or the amount they spend on hotels, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida and U.S. Virgin Islands hotels (Frenchman's Reef, Westin Fort Lauderdale Beach Resort, Havana Cabana Key West, and Barbary Beach House Key West) each have a deductible of 5% of total insured value for a named storm and the Renaissance Charleston Historic District Hotel has a deductible of 2% of total insured value. In addition, each of our California hotels (Westin San Diego Downtown, Hotel Emblem San Francisco, Kimpton Shorebreak Resort, The Lodge at Sonoma Renaissance Resort & Spa, and Cavallo Point) have a deductible of 5% of total insured value for damage due to an earthquake. Due to the damage sustained by Frenchman’s Reef as a result of Hurricanes Irma and Maria in 2017, we submitted a significant insurance claim, which was settled in December 2019. This claim and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

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
The success of our respective hotel investments and the value of our franchised properties largely depend on our ability to establish and maintain good relationships with the third-party hotel managers and franchisors of our respective hotel management and franchise agreements. If we are unable to maintain good relationships with third-party hotel managers or franchisors, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party hotel managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our repositioning strategy through a change in brand or change in third-party hotel manager.

A substantial number of our hotels operate under a brand owned by Marriott or Hilton; therefore, we are subject to risks associated with concentrating our portfolio in two brands.

As of December 31, 2020, 19 of our 31 hotels operate under brands owned by Marriott and three of our hotels operate under brands owned by Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

As of December 31, 2020, 19 of our hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

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

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. For instance, in 2016, Marriott acquired Starwood Hotels & Resorts, resulting in the increased portfolio concentration in the Marriott brand family (19 of our 31 hotels as of December 31, 2020). We believe Marriott may use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

We hold a leasehold or subleasehold interest in all or a portion of the land underlying eight of our hotels (Bethesda Marriott Suites, Courtyard New York Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown at City Creek, Westin Boston Waterfront, JW Marriott Denver Cherry Creek, Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and the parking lot at another of our hotels (Worthington Renaissance Fort Worth Hotel). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease, especially ground leases with fewer than 40 years remaining, such as the Salt Lake City Marriott Downtown at City Creek, which has 36 years remaining, and may pay a lower price for such properties than for a comparable property in fee simple, or they may not purchase such properties at any price whatsoever. For these reasons, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

One component of our long-term business strategy is expansion through hotel acquisitions and investments. However, we may not be successful in identifying or completing acquisitions or investments that are consistent with our strategy. For example, we have not acquired a hotel since 2018. We compete with institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in hotel acquisitions and investments. This competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to purchase. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels, hotel companies or hotel investments may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.

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

The performance of the lodging industry has traditionally been closely linked with the general economy. A stall in economic growth or an economic recession would have a material adverse effect on our results of operations. When a property's occupancy or room rates drop to the point where its revenues are less than its operating expenses, we are required to spend additional funds in order to cover that property's operating expenses.

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

Risks Related to Our Debt and Financing

The instruments governing our existing indebtedness contain, and instruments governing our future indebtedness may contain, financial covenants that could limit our operations and our ability to make distributions to our stockholders.

Our existing property-level debt instruments contain, and instruments governing property-level debt we incur in the future may contain, restrictions (including cash management provisions) that may, under circumstances specified in the loan agreements, prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. In addition, this could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

Our credit facility and term loans contain financial covenants that may constrain our ability to sell assets and make distributions to our stockholders.

Our corporate credit facility and term loans contain several financial covenants, the most constraining of which limits the amount of debt that we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants or were unable to obtain a waiver of such default, the lenders may require us to repay all amounts then outstanding under our credit facility and term loans and may terminate our credit facility and term loans. These and our other financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, our credit facility requires that we maintain a minimum number of our hotels as unencumbered assets.

On June 9, 2020, we executed amendments to the credit agreements for our corporate credit facility and term loans. These amendments provide for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. On August 14, 2020, we executed a further amendment to the credit agreements for our corporate credit facility and term loans that permits us to pay dividends on our Series A Preferred Stock in an amount up to $17.5 million annually. On January 20, 2021, we executed further amendments to the credit agreements for our corporate credit facility and term loans. These amendments extended the existing waiver of the quarterly tested financial covenants through the fourth quarter of 2021 and certain other modifications to the covenants thereafter through the first quarter of 2023. There can be no assurance that we will meet our financial covenants in the future or that we will be able to obtain additional waivers from our lenders, if needed.

Many of our existing mortgage debt agreements contain, and future mortgage debt agreements may contain, “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain, and future mortgage debt agreements may contain, cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these loan agreements are triggered, substantially all of the cash flow generated by the hotel or hotels affected will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash will be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. These “cash trap” provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan was triggered, with the exception of the mortgage loan secured by the Salt Lake Marriott Downtown at City Creek, which does not have a cash trap provision. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements. However, the triggering of cash traps in the future could affect our liquidity and our ability to make distributions to our stockholders.

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

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Although borrowing costs have been historically low, they are expected to rise in the near-term and borrowing costs on new and refinanced debt may be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

•our cash flow from operations will be insufficient to make required payments of principal and interest or to make cash distributions necessary to maintain our tax status as a REIT;

•we may be vulnerable to adverse economic and industry conditions;

•we may be required to dedicate a substantial portion of our cash flow from operations to the repayment of our debt, thereby reducing the cash available for distribution to our stockholders, operations and capital expenditures, future investment opportunities or other purposes;

•the terms of any refinancing might not be as favorable as the terms of the debt being refinanced; and

•the use of leverage could adversely affect our stock price and our ability to make distributions to our stockholders.

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

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps as discussed in Note 8, Debt. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

Risks Related to Regulation and the Environment

Noncompliance with governmental regulations could adversely affect our operating results.

Environmental matters.

Our hotels are, and the hotels that we acquire in the future will be, subject to various federal, state and local environmental laws and regulations relating to environmental protection. Under these laws, courts and government agencies may have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of, or were not responsible for, the contamination. These laws apply to persons who owned a property at the time it became contaminated so we may incur cleanup costs or other environmental liabilities even after we sell a property. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Additionally, under certain environmental laws, courts and government agencies also have the authority to require that (i) a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment and (ii) a person who arranges for the disposal or treatment, or transports for disposal or treatment, a hazardous substance at a property owned by another person pay for the costs of removal or remediation of hazardous substances released into the environment at that property.

Our hotels are also subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). Our hotels incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance. Additionally, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying or working in a hotel may seek to recover damages if he or she suffers injury from the asbestos.

Furthermore, numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions. Changes in the regulations and legislation relating to climate change, and complying with such laws and regulations, may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

We could be responsible for the costs associated with a contaminated property, including the costs to clean up a contaminated property or to defend against a claim, and such costs could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders. Additionally, we regularly incur costs to comply with environmental laws and we cannot assure you that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotels will not be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Americans with Disabilities Act and other changes in governmental rules and regulations.

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet various federal non-discrimination requirements related to access and use by individuals with disabilities. Compliance with the ADA’s requirements could require removal of architectural barriers to access and non-compliance could result in the payment of civil penalties, damages, and attorneys' fees and costs. We believe that our properties are in substantial compliance with the ADA, however, the obligation to comply with the ADA is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

We believe that we are qualified to be taxed as a REIT for federal income tax purposes for our taxable year ended December 31, 2020, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. For example, decreased revenues attributable to the COVID-19 pandemic may make it more difficult for us to meet the REIT gross income tests. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

You may be restricted from transferring our common stock and Series A Preferred Stock.

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include certain entities) during the last half of any taxable year. In addition, the REIT rules generally prohibit a manager of one of our hotels from owning, directly or indirectly, more than 35% of our stock and a person who holds 35% or more of our stock from also holding, directly or indirectly, more than 35% of any such hotel management company. To qualify for and preserve REIT status, our charter contains an aggregate share ownership limit, a common share ownership limit, and a preferred share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock or preferred stock, as applicable, owned by affiliated owners will be added together for purposes of the common share ownership limit and the preferred share ownership limit.

If anyone transfers or owns shares in a way that would violate the aggregate share ownership limit, the common share ownership limit, or the preferred share ownership limit (unless such ownership limits have been waived by our board of directors), or would prevent us from continuing to qualify as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit, the common share ownership limit, or the preferred share ownership limit. If this transfer to a trust would not be effective to prevent a violation of the ownership restrictions in our charter, then the initial intended transfer or ownership will be null and void from the outset. The intended transferee or owner of those shares will be deemed never to have owned the shares. Anyone who acquires or owns shares in violation of the aggregate share ownership limit, the common share ownership limit, the preferred share ownership limit (unless such ownership limits have been waived by our board of directors) or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

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

A maximum 20% tax rate applies to “qualified dividend income” payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income and are taxed at normal ordinary income tax rates (provided that for taxable years beginning after December 31, 2017 and before January 1,

2026, non-corporate taxpayers generally may deduct up to 20% of their ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income”). However, to the extent that our dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income (but will be ineligible for the 20% deduction). The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock and Series A Preferred Stock. In addition, non-REIT corporations may begin to pay dividends or increase dividends as a result of the lower corporate income tax rate that is effective for taxable years beginning after December 31, 2017. As a result, the trading price of our common stock and Series A Preferred Stock may be negatively impacted.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to applicable tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock and Series A Preferred Stock. All stockholders are urged to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock and Series A Preferred Stock.

Risks Related to Our Organization and Structure

Provisions of our charter may limit the ability of a third party to acquire control of our company.

Our charter provides that no person may beneficially own more than 9.8% of the aggregate outstanding shares of our common stock, more than 9.8% of the aggregate outstanding shares of our Series A Preferred Stock, or more than 9.8% of the value of the aggregate outstanding shares of our capital stock, except certain “look-through entities,” such as mutual funds, which may beneficially own up to 15% of the aggregate outstanding shares of our common stock, up to 15% of the aggregate outstanding shares of our Series A Preferred Stock, or up to 15% of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for certain investors in the past. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests.

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

We intend to pay quarterly dividends that represents at least 90% of our REIT taxable income. Our ability to make these intended distributions may be adversely affected by the factors, risks and uncertainties described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. For example, in response to the COVID-19 pandemic, our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. In addition, our board of directors has the sole discretion to determine the timing, form and amount of any distribution to our stockholders. Our board of directors will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, our debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock and Series A Preferred Stock.

Changes in market conditions could adversely affect the market price of our common stock and Series A Preferred Stock.

As with other publicly traded equity securities, the value of our common stock and Series A Preferred Stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of our common stock and Series A Preferred Stock are the following:

•the extent of investor interest in our securities;

•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•the underlying asset value of our hotels;

•investor confidence in the stock and bond markets, generally;

•national and local economic conditions;

•changes in tax laws;

•our financial performance; and

•general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions. Consequently, our common stock may trade at prices that are greater or less than our net asset value per share. If our future earnings or cash distributions are less than expected, it is likely that the market price of our common stock will diminish.

In addition, interest rates have been at historically low levels for an extended period of time. The market for common shares and preferred shares of publicly traded REITs may be influenced by the distribution yield on their shares (i.e., the amount of annual distributions as a percentage of the market price of their shares) relative to market interest rates. Although current market interest rates remain low compared to historical levels, interest rates may increase. If market interest rates increase, prospective purchasers of REIT common shares and preferred shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock and Series A Preferred Stock to be relatively less attractive to our investors and the market price of our common stock and Series A Preferred Stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels.

The market price of our common stock has been volatile and could decline, resulting in a substantial or complete loss on our common stockholders’ investment.

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

Future issuances of our common stock, Series A Preferred Stock or our operating partnership’s common OP units, may depress the market price of our common stock and have a dilutive effect on our existing stockholders.

We cannot predict whether future issuances of our common stock or Series A Preferred Stock or the availability of shares for resale in the open market may depress the market price of our common stock or Series A Preferred Stock. Future issuances or sales of a substantial number of shares of our common stock in the public market, or the issuance of our common stock or Series A Preferred Stock in connection with future property, portfolio or business acquisitions, or the perception that such issuances or sales might occur, may cause the market price of our shares to decline. In addition, future issuances or sales of our common stock or Series A Preferred Stock may be dilutive to existing stockholders.

Our December 2018 acquisition of Cavallo Point was partially funded by the issuance by our operating partnership of common OP units, which became redeemable by the sellers after the one-year anniversary of such issuance for cash or, at our election, on a one-for-one basis for shares of our common stock. Pursuant to the terms of the contribution agreement governing our acquisition of Cavallo Point, if any of the common OP units are outstanding seven years after their issuance, we have the option to redeem them for cash or shares of our common stock, at our election. In the future, our operating partnership may issue additional common OP units to acquire additional properties or portfolios. Such common OP unit issuances would reduce our ownership interest in the operating partnership and may in the future result in dilution of our shareholders’ equity interests.

Holders of our outstanding Series A Preferred Stock have dividend, liquidation and other rights that are senior to the rights of the holders of our common stock.

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. As of December 31, 2020, 4,760,000 shares of our Series A Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred stock is approximately $119.0 million and aggregate annual dividends on these shares are approximately $9.8 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A Preferred Stock have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The conversion rights of our Series A Preferred Stock may be detrimental to holders of our common stock.

As of December 31, 2020, 4,760,000 shares of our Series A Preferred Stock were outstanding and could be converted, upon the occurrence of limited specified change in control transactions, into shares of our common stock. The conversation of the Series A Preferred Stock would dilute the stockholder ownership in our Company and common OP unit holder ownership in our operating partnership and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

We cannot guarantee that we will repurchase our common stock pursuant to a share repurchase program or that a share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

We do not currently have a share repurchase program but our board of directors may adopt one in the future. The timing and amount of repurchases of shares of our common stock, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock, our cost of capital and the nature of other investment opportunities. A share repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our common stock pursuant to a share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, a share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although a share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness. A share repurchase program may be suspended or terminated at any time without notice.

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

General Risk Factors

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

We may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock and Series A Preferred Stock.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2020.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott Downtown Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Waterfront	Boston	Massachusetts	Upper Upscale	Full Service	793	Aimbridge Hospitality
The Lexington Hotel	New York	New York	Upper Upscale	Full Service	725	Highgate Hotels
Salt Lake City Marriott Downtown at City Creek	Salt Lake City	Utah	Upper Upscale	Full Service	510	HEI Hotels & Resorts
Worthington Renaissance Fort Worth Hotel	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Frenchman’s Reef & Morning Star Marriott Beach Resort (2)	St. Thomas	U.S. Virgin Islands	Upper Upscale	Full Service	502	Aimbridge Hospitality
Westin San Diego Downtown	San Diego	California	Upper Upscale	Full Service	436	Aimbridge Hospitality
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	433	HEI Hotels & Resorts
Westin Washington D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	Davidson Hotels & Resorts
Hilton Boston Downtown/Faneuil Hall	Boston	Massachusetts	Upper Upscale	Full Service	403	Aimbridge Hospitality
Vail Marriott Mountain Resort	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Courtyard New York Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
Atlanta Marriott Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Aimbridge Hospitality
The Gwen Hotel	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn New York/Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott
Hilton Burlington Lake Champlain	Burlington	Vermont	Upper Upscale	Full Service	258	Aimbridge Hospitality
Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
JW Marriott Denver Cherry Creek	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard New York Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Highgate Hotels
Barbary Beach House Key West (3)	Key West	Florida	Upper Upscale	Full Service	184	Ocean Properties
The Lodge at Sonoma Renaissance Resort & Spa	Sonoma	California	Upper Upscale	Full Service	182	Sage Hospitality
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston Historic District Hotel	Charleston	South Carolina	Upper Upscale	Full Service	166	Aimbridge Hospitality
Kimpton Shorebreak Resort	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Ft. Baker Management LLC
Havana Cabana Key West	Key West	Florida	Upscale	Select Service	106	Ocean Properties
Hotel Emblem San Francisco	San Francisco	California	Upper Upscale	Full Service	96	Viceroy Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Evolution Hospitality
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Evolution Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Evolution Hospitality
Total					10,102
_____________

(1)As defined by STR, Inc.
(2)The hotel is currently closed as a result of the damage incurred by Hurricanes Irma and Maria in September 2017. We entered into a management agreement with Aimbridge Hospitality effective April 5, 2019.
(3)Formerly the Sheraton Suites Key West. On June 1, 2020, the hotel converted to an independent hotel, Barbary Beach House Key West.

Hotel Management Agreements

We are party to hotel management agreements for each hotel we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels as of December 31, 2020. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Terminable	Expiration Date of Current Term	Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
Atlanta Marriott Alpharetta	Aimbridge Hospitality	At will with fee until 9/2021; at will with no fee thereafter	9/2025	None
Barbary Beach House Key West	Ocean Properties	No	7/2027	None
Bethesda Marriott Suites	Marriott	2022 with no fee	12/2025	Two ten-year periods
Cavallo Point, The Lodge at the Golden Gate	Ft. Baker Management LLC	At will with fee	6/2023	One five-year period
Chicago Marriott Downtown Magnificent Mile	Marriott	No	12/2038	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	At will with no fee	7/2021	None
Courtyard New York Manhattan/Fifth Avenue	Highgate Hotels	At will with fee until 9/2021; at will with no fee thereafter	10/2025	None
Courtyard New York Manhattan/Midtown East	HEI Hotels & Resorts	At will with fee	8/2027	None
Frenchman's Reef & Morning Star Marriott Beach Resort (2)	Aimbridge Hospitality	At will with fee	To be determined (3)	One five-year period
The Gwen Hotel	HEI Hotels & Resorts	At will with fee	6/2026	None
Havana Cabana Key West	Ocean Properties	At will with no fee	12/2026	Two five-year periods
Hilton Boston Downtown/Faneuil Hall	Aimbridge Hospitality	At will with fee until 7/2021; at will with no fee thereafter	7/2025	None
Hilton Burlington Lake Champlain	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Hilton Garden Inn New York/Times Square Central	Highgate Hotels	No	12/2024	One five-year period (4)
Hotel Emblem San Francisco	Viceroy Hotels & Resorts	At will with fee	12/2027	One five-year period
Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	2020 upon sale with fee; 2023 upon sale with no fee	12/2027	One five-year period (5)
JW Marriott Denver Cherry Creek	Sage Hospitality	At will with no fee	5/2021	None
Kimpton Shorebreak Resort	Kimpton Hotel & Restaurant Group	At will with fee	2/2025	None
The Landing Lake Tahoe Resort & Spa	Evolution Hospitality	At will with fee	9/2024	One five-year period
L'Auberge de Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
The Lexington Hotel	Highgate Hotels	Upon sale with no fee	5/2021	One five-year period (4)
The Lodge at Sonoma Renaissance Resort & Spa	Sage Hospitality	At will with fee	9/2025	None
Orchards Inn Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
Renaissance Charleston Historic District Hotel	Aimbridge Hospitality	At will with fee until 9/2021; at will with no fee thereafter	9/2025	None
Salt Lake City Marriott Downtown at City Creek	HEI Hotels & Resorts	At will with fee until 9/2021; at will with no fee thereafter	9/2025	None
Vail Marriott Mountain Resort (6)	Vail Resorts	Upon sale with fee	12/2020	None
Westin Boston Waterfront	Aimbridge Hospitality	At will with fee	1/2025	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with fee; 2023 with no fee	12/2024	None
Westin San Diego Downtown	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Westin Washington D.C. City Center	Davidson Hotels & Resorts	At will with fee	5/2024	One five-year period
Worthington Renaissance Fort Worth Hotel	Marriott	No	12/2031	Two ten-year periods
____________________
(1)Certain agreements allow for other extension rights that may be only at our option.
(2)The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria in September 2017. We entered into a management agreement with Aimbridge Hospitality effective April 5, 2019.
(3)Current term will expire on the fifth anniversary of the hotel's opening date, which is to be determined.
(4)Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.
(5)Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2026 and 2027. The manager did not earn an incentive management fee in 2020.
(6)We entered into a new management agreement with Vail Resorts effective January 1, 2021. The management agreement expires on January 1, 2024. The management agreement is terminable at will with a fee.

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

The following table sets forth the base management fee, incentive management fee and furniture, fixture and equipment (“FF&E”) reserve contribution, generally due and payable each fiscal year, for each of our hotels as of December 31, 2020:

Property	Base Management Fee (1)		Incentive Management Fee (2)		FF&E Reserve Contribution (1)
Atlanta Marriott Alpharetta	2%		15%	(3)	4%
Barbary Beach House Key West	3%		10%		4%
Bethesda Marriott Suites	3%		50%	(4)	5%	(5)
Cavallo Point, The Lodge at the Golden Gate	2.5%		20%		4%
Chicago Marriott Downtown Magnificent Mile	2%	(6)	18%	(7)	5%
Courtyard Denver Downtown	1.5%	(8)	10%		4%
Courtyard New York Manhattan/Fifth Avenue	2.5%	(9)	15%	(3)	None
Courtyard New York Manhattan/Midtown East	1.75%		15%		4%
Frenchman's Reef & Morning Star Marriott Beach Resort (10)	2.5%	(11)	10%		2%	(12)
The Gwen Hotel	2.25%		15%		4%
Havana Cabana Key West	3%		10%		4%
Hilton Boston Downtown/Faneuil Hall	1.25%		15%	(3)	4%
Hilton Burlington Lake Champlain	1.5%	(13)	10%		4%
Hilton Garden Inn New York/Times Square Central	3%		20%		4%
Hotel Emblem San Francisco	2.75%		15%		4%
Hotel Palomar Phoenix	3.5%		20%		4%
JW Marriott Denver Cherry Creek	2.5%		10%		4%
Kimpton Shorebreak Resort	2.5%		15%		4%
The Landing Lake Tahoe Resort & Spa	1.25%		15%		3%	(14)
L'Auberge de Sedona	2.25%		15%		3%	(14)
The Lexington Hotel	3%		20%		5%
The Lodge at Sonoma Renaissance Resort & Spa	2%		15%	(3)	4%
Orchards Inn Sedona	2.25%		15%		2%	(14)
Renaissance Charleston Historic District Hotel	2%		15%	(3)	4%
Salt Lake City Marriott Downtown at City Creek	2%		15%	(3)	4%
Vail Marriott Mountain Resort (15)	3%		20%		4%
Westin Boston Waterfront	1%		15%	(3)	4%
Westin Fort Lauderdale Beach Resort	2%		15%		4%
Westin San Diego Downtown	1.5%	(13)	10%		4~~%~~
Westin Washington D.C. City Center	2%		15%		4~~%~~
Worthington Renaissance Fort Worth Hotel	3%		25%		5%
______________
(1)As a percentage of gross revenues.
(2)As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.
(3)Total incentive management fees are capped at 1% of gross revenues.
(4)The owner's priority expires in 2028, after which the manager will receive 50% of the hotel's operating profits.
(5)The contribution is reduced to 1% until operating profits exceed an owner's priority of $4.4 million.
(6)The base management fee decreased from 3% to 2% for October 2017 through September 2021 and will then revert back to 3% for the remainder of the term.
(7)Calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's recent multi-year property renovation is treated as a deduction in calculating net operating income.
(8)The base management fee is a sum of 1.5% of gross revenues and 1.5% of gross operating profit.
(9)Beginning January 2023, the base management fee decreases to 2.25% of gross revenues.
(10)The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria in September 2017. We entered into a management agreement with Aimbridge Hospitality effective April 5, 2019.

(11)Base management fees are calculated are 2.5% of total operating revenues beginning on the opening date of the hotel, decreases to 2% beginning on the second anniversary of the opening date, and decreases to 1.5% beginning on the third anniversary of the opening date through the remainder of the term.
(12)The contribution is 2% of total operating revenues beginning on the opening date of the hotel, increases to 3% on the first anniversary of the opening date, and increases to 4% on the second anniversary of the opening date through the remainder of the term.
(13)Total management fees are capped at 2.5% of gross revenues.
(14)The contribution increases to 4% beginning October 2021 through the remainder of the term.
(15)We entered into a new management agreement with Vail Resorts effective January 1, 2021. Under the management agreement, base management fees are 2% of gross revenues, incentive management fees are 15% of operating profit exceeding owner's priority, and the FF&E reserve contribution is 4% of gross revenues.

Additional information regarding fees incurred under hotel management agreements can be found in Note 10 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 19 franchised hotels as of December 31, 2020:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
Atlanta Marriott Alpharetta	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales (2)
Courtyard Denver Downtown	10/2027	5.5% of gross room sales
Courtyard New York Manhattan/Fifth Avenue	12/2035	6% of gross room sales
Courtyard New York Manhattan/Midtown East	8/2042	6% of gross room sales
Frenchman's Reef & Morning Star Marriott Beach Resort (3)	To be determined (3)	Ranging from 5% to 6% of gross room sales and up to 3% of gross food and beverage sales (4)
The Gwen Hotel	9/2035	4.5% of gross room sales
Hilton Boston Downtown/Faneuil Hall	7/2022	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Burlington Lake Champlain	7/2032	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
JW Marriott Denver Cherry Creek (5)	10/2036	6% of gross room sales and 3% of gross food and beverage sales
The Lexington Hotel	3/2032 (6)	5% of gross room sales
The Lodge at Sonoma Renaissance Resort & Spa	12/2035	5% of gross room sales (2)
Renaissance Charleston Historic District Hotel	12/2031	5% of gross room sales (7)
Salt Lake City Marriott Downtown at City Creek	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales (2)
Vail Marriott Mountain Resort (8)	12/2021	6% of gross room sales plus 3% of gross food and beverage sales
Westin Boston Waterfront	12/2026	5% of gross room sales and 1% of gross food and beverage sales (9)
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego Downtown	12/2040	7% of gross room sales and 3% of gross food and beverage sales
Westin Washington D.C. City Center	12/2040	7% of gross room sales and 3% of gross food and beverage sales
______________
(1)The franchise agreement may be extended at Marriott's option for one 10-year term.
(2)The franchise agreement limits total franchise fees prior to December 31, 2020 to 3% of gross revenues.
(3)The hotel is currently closed as a result of the physical damage incurred from Hurricanes Irma and Maria and will re-open as two separate hotels. We entered into two separate franchise agreements with Marriott on October 4, 2019, which expire on the 20th anniversary of each of the hotels' opening dates.
(4)The franchise fees, which currently range from 5% to 6% of gross room sales and up to 3% of gross food and beverage sales beginning on the opening date of the hotels, decrease to 3% to 4% of gross room sales and up to 2% of gross food and beverage sales on the second anniversary of the opening dates, increase to 4% to 5% of gross room sales and up to 2.5% of gross food and beverage sales on the fourth anniversary of the opening dates, and increase to 5% to 6% of gross room sales and up to 3% of gross food and beverage sales on the fifth anniversary of the opening dates through the remainder of the term.
(5)The franchise agreement provides us with an option to convert the hotel to a Luxury Collection Hotel, subject to the completion of a property improvement plan.
(6)On August 27, 2020, we entered into an amendment to the franchise agreement that provides us with the right to terminate such agreement on or after April 2, 2021, subject to the payment of unamortized key money as of the date of termination and payment of a termination fee.
(7)The franchise agreement limits total franchise fees prior to December 31, 2020 to 3.5% of gross revenues.

(8)On August 27, 2020, we entered into a franchise agreement to convert the brand to a Luxury Collection Hotel. The new franchise agreement has a term of 20 years, and the brand conversion will be effective upon the completion of an agreed-upon renovation. The franchise fees ramp up for the first two years to stabilize in the third year at the standard fees of 5% of gross room sales and 2% of gross food and beverage sales thereafter.
(9)In January 2023, the franchise fees will increase to 6% of gross room sales and 2% of gross food and beverage sales. In January 2026, the franchise fees will increase to 7% of gross room sales and 3% of gross food and beverage sales through the remainder of the term.

Additional information regarding changes to franchise agreements in 2020 and fees incurred under franchise agreements can be found in Note 10 to our accompanying consolidated financial statements.

Mortgage Debt

Eight of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 8 to our accompanying consolidated financial statements.

Ground Leases

Eight of our hotels and one parking garage are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Notes 4 and 11 to our accompanying consolidated financial statements.

Item 3.Legal Proceedings

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

Item 4.Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 31, 2020 was $8.25 per share.

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

The graph assumes an initial investment on December 31, 2015 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

5 Year Total Returns Graph
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
DiamondRock Hospitality Total Return
S&P 500 Total Return
Dow Jones US Hotels Total Return

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
DiamondRock Hospitality Company Total Return	$100.00	$125.82	$128.81	$107.03	$138.78	$103.34
S&P 500 Total Return	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Dow Jones U.S. Hotels Total Return	$100.00	$124.26	$132.62	$116.06	$134.56	$99.68

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

Dividend Information

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, plus

•90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•any excess non-cash income.

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. The resumption in quarterly common dividends will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.

Stockholder Information

As of February 22, 2021, there were 20 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 22, 2021, there were 13 holders of common OP units (in addition to the Company and executive officers of the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2020 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,378,937 (1)	— (2)	3,027,839
Equity compensation plans not approved by security holders	—	—	—
Total	2,378,937	—	3,027,839
__________________________________

(1)    Includes 1,466,751 shares of common stock issuable pursuant to our deferred compensation plan and 912,186 shares of common stock issuable upon the achievement of certain performance conditions.
(2)    Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2020 Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2020	—	$—	—	$165,179
November 1 - November 30, 2020	—	$—	—	$—
December 1 - December 31, 2020	—	$—	—	$—
______________________________

(1)    Represents amounts available under the Company's $250 million share repurchase program announced by the Company on November 5, 2018 (the “Share Repurchase Program”). The Share Repurchase Program expired on November 5, 2020.

Fourth Quarter 2020 Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

The following tables set forth selected financial information for the Company that has been derived from our consolidated financial statements and notes thereto. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Revenues:
Rooms	$196,736	$661,153	$631,048	$635,932	$650,624
Food and beverage	68,566	215,261	184,097	183,049	194,756
Other	34,186	61,677	48,559	51,024	51,178
Total revenues	299,488	938,091	863,704	870,005	896,558
Operating expenses:
Rooms	68,603	166,937	158,078	158,534	159,151
Food and beverage	58,391	137,916	118,709	120,460	125,916
Management fees	3,578	25,475	22,159	21,969	30,143
Franchise fees	10,131	26,932	26,178	23,970	21,817
Other hotel expenses	213,631	333,505	296,535	278,302	280,988
Impairment losses	174,120	—	—	3,209	—
Hotel acquisition costs	—	—	—	2,028	—
Corporate expenses	27,401	28,231	28,563	26,711	23,629
Depreciation and amortization	114,716	118,110	104,524	99,090	97,444
Business interruption insurance income	(2,208)	(8,822)	(19,379)	(4,051)	—
Gain on property insurance settlement	—	(144,192)	(1,724)	—	—
Total operating expenses, net	668,363	684,092	733,643	730,222	739,088
Interest and other income, net	(391)	(1,197)	(1,806)	(1,820)	(762)
Interest expense	53,995	46,584	40,970	38,481	41,735
Loss (gain) on sales of hotel properties, net	—	—	—	764	(10,698)
Loss on early extinguishment of debt	—	2,373	—	274	—
(Loss) income before income taxes	(422,479)	206,239	90,897	102,084	127,195
Income tax benefit (expense)	26,452	(22,028)	(3,101)	(10,207)	(12,399)
Net (loss) income	(396,027)	184,211	87,796	91,877	114,796
Less: Net loss (income) attributable to noncontrolling interests	1,652	(724)	(12)	—	—
Net (loss) income attributable to the Company	(394,375)	183,487	87,784	91,877	114,796
Distributions to preferred stockholders	(3,300)	—	—	—	—
Net (loss) income attributable to common stockholders	$(397,675)	$183,487	$87,784	$91,877	$114,796

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except for per share data)
(Loss) earnings per share:
Net (loss) income per share attributable to common stockholders, basic	$(1.97)	$0.91	$0.43	$0.46	$0.57
Net (loss) income per share attributable to common stockholders, diluted	$(1.97)	$0.90	$0.43	$0.46	$0.57
Other data:
Dividends declared per common share	$0.125	$0.50	$0.50	$0.50	$0.50

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance sheet data:
Property and equipment, net	$2,817,356	$3,026,769	$2,944,617	$2,692,286	$2,646,676
Cash and cash equivalents	111,796	122,524	43,863	183,569	243,095
Total assets	3,146,773	3,425,766	3,197,580	3,100,858	3,050,908
Total debt	1,048,699	1,090,099	977,966	937,792	920,539
Total liabilities	1,427,848	1,504,704	1,306,987	1,267,213	1,214,121
Stockholders' equity	1,711,109	1,912,490	1,882,897	1,833,645	1,836,787

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2020, we owned a portfolio of 31 premium hotels and resorts that contain 10,102 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Our hotel in the U.S. Virgin Islands, Frenchman's Reef, remains closed due to damage incurred by Hurricanes Irma and Maria in September 2017.

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

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•Occupancy percentage;

•Average Daily Rate (or ADR);

•Rooms Revenue per Available Room (or RevPAR);

•Earnings Before Interest, Income Taxes, Depreciation and Amortization (or EBITDA), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (or EBITDAre), and Adjusted EBITDA; and

•Funds From Operations (or FFO) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the year ended December 31, 2020 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures.”

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has significantly reduced travel and adversely affected the hospitality industry in general. We have seen, and expect to continue to see, significant reductions in lodging demand generators, including city-wide conferences, sporting and entertainment events, corporate and leisure travel, and overall domestic airlift capacity, compared to pre-pandemic levels.

In response to COVID-19, we have taken the following proactive measures at the property and corporate levels:

•In coordination with our hotel operators, we suspended operations at 20 of our 30 previously operating hotels throughout March and April 2020. As of March 1, 2021, 26 of our 30 previously operating hotels were open.
•We developed and implemented action plans with our hotel operators to significantly reduce operating costs at each of our hotels and cultivate alternative demand, where possible.
•We canceled or deferred over 65% of our capital expenditures planned for 2020.
•We paused the rebuild of Frenchman's Reef, which we had previously planned to open as two separate hotels in late 2020, and renegotiated existing construction contracts, saving the Company significant cash outlays for construction. In late 2020, we initiated a process to explore alternatives for completing the rebuild, including finding a capital partner, and we expect to complete that process later in 2021.
•We suspended our quarterly common dividend to common stockholders beginning with the dividend that would have been paid in April 2020. The resumption in quarterly common dividends will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.
•We drew down funds on our $400 million senior unsecured credit facility in March 2020 to enhance our liquidity. As of December 31, 2020, we had $345 million of borrowing capacity on our the senior unsecured credit facility and $111.8 million of unrestricted cash on hand.
•On June 9, 2020, we executed amendments to the credit agreements for our $400 million senior unsecured credit facility and $400 million of unsecured term loans that provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. On January 20, 2021, we executed additional amendments to extend the waiver of the quarterly tested financial covenants through the fourth quarter of 2021 and certain other modifications to the covenants thereafter through the first quarter of 2023.
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
•In July 2020, we negotiated and entered into an amendment to the loan secured by the Westin Boston Waterfront, which is the Company’s largest mortgage loan. The amendment enabled the Company to use funds in the reserve for replacement of furniture and fixtures to pay debt service for three months.
•In 2020, we issued a total of 4,760,000 shares of Series A Preferred Stock, for net proceeds of $114.5 million, and 10,680,856 shares of common stock, for net proceeds of $86.8 million.

The situation surrounding the COVID-19 pandemic remains fluid. Market demand for lodging at our hotels is closely correlated with reported infection levels near our hotel locations, consumer confidence, and guidance from health officials and federal, state, and local governments.

See also “Risk Factors” in Part I, Item 1A of this report.

Outlook for 2021

The U.S. economy is in the early stages of recovering from a global pandemic that disproportionately impacted the travel industry. Economic indicators such as GDP growth, corporate profits, TSA checkpoint data, and consumer confidence are exhibiting steady improvement, but have yet to reattain pre-pandemic levels of activity. We expect the U.S. will experience RevPAR growth in 2021 from 2020 levels, due to the availability and administration of vaccines, disruption of existing room supply, and growing demand for travel.

Our portfolio is composed primarily of destination resorts and hotels in the 25 largest urban markets. We expect our destination hotels will continue to outperform the broader U.S. market for the foreseeable future. The strong preference for drive-to leisure destinations, while most work and school are executed virtually, is expected to persist into 2021. Longer term, we believe strong, secular demand for experiential leisure travel, low growth in directly competitive supply, and targeted investments to renovate and reposition destination hotels can extend and intensify our Company's growth. Urban hotels should also experience strong growth in 2021, but we expect the pace of recovery in these markets will lag the U.S. overall as employers are reticent to resume business travel and conference activity until there is definitive progress on the pandemic. Early indications suggest that business travel activity is likely to resume in late 2021. Historically, total group revenues comprise approximately one-third of our total room revenue, but group revenue at large conference hotels accounted for less than 10% of our total rooms revenue. We anticipate industry profitability will be challenged by low occupancy and a short booking window and guest mix that makes it challenging to maximize room rates. We continue to work closely with our hotel managers to maximize revenue and identify operating efficiencies.

We expect the distribution of COVID-19 vaccines will enable the industry to gradually return to profitability by late-2021, and we enter the year with several favorable factors, including the following: (1) ownership of a high-quality portfolio, with a meaningful concentration in destination resort locations, (2) internal growth from the continuation of our asset management initiatives, (3) expense savings from the conversion of six formerly Marriott-managed contracts to Marriott franchises, (4) conservative debt capital structure with limited near-term debt maturities, and (5) and liquidity of $481.7 million as of December 31, 2020.

Results of Operations

Discussion of the comparison of the results of operations from the year ended December 31, 2019 to the year ended December 31, 2018 is found in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part II, Item 7, which was filed with the SEC on February 28, 2020.

The following table sets forth certain operating information for the year ended December 31, 2020 for each of the hotels we owned during 2020. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion of the year ended December 31, 2020 that the hotel was open.

Hotels Open Throughout the Year Ended December 31, 2020
Property	Location			Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2019 RevPAR
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah			510	23.0%	$144.88	$33.33	(71.7)%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas			504	29.9%	168.14	50.31	(63.7)%
Westin San Diego Downtown	San Diego, California			436	35.7%	168.15	60.04	(60.0)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida			433	41.8%	212.84	88.96	(46.7)%
Westin Washington D.C. City Center	Washington, D.C.			410	19.6%	176.61	34.65	(80.6)%
Atlanta Marriott Alpharetta	Atlanta, Georgia			318	21.9%	142.88	31.24	(73.4)%
Courtyard New York Manhattan/Midtown East	New York, New York			321	55.6%	145.67	80.98	(67.8)%
Bethesda Marriott Suites	Bethesda, Maryland			272	22.0%	141.72	31.25	(75.5)%
Kimpton Shorebreak Resort	Huntington Beach, California			157	52.6%	234.09	123.14	(37.7)%
L'Auberge de Sedona	Sedona, Arizona			88	64.2%	672.88	432.27	(11.8)%
TOTAL/WEIGHTED AVERAGE FOR OPEN HOTELS				3,449	32.8%	$197.00	$64.67	(60.7)%

Hotels Closed for a Portion of the Year Ended December 31, 2020
Property (1)	Location	Date of Closure	Date of Reopening	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2019 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	4/10/2020	9/1/2020 (2)	1,200	12.9%	$159.81	$20.58	(87.6)%
Westin Boston Waterfront	Boston, Massachusetts	3/25/2020	9/3/2020	793	19.0%	182.76	34.73	(82.0)%
The Lexington Hotel	New York, New York	3/29/2020	-	725	15.3%	183.27	28.01	(88.1)%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	3/23/2020	7/31/2020	403	23.5%	174.04	40.82	(84.7)%
Vail Marriott Mountain Resort	Vail, Colorado	3/20/2020	6/12/2020	344	33.7%	354.89	119.48	(37.4)%
The Gwen Hotel	Chicago, Illinois	3/31/2020	6/10/2020	311	25.5%	189.46	48.29	(77.7)%
Hilton Garden Inn New York/Times Square Central	New York, New York	3/29/2020	-	282	19.1%	154.35	29.54	(88.3)%
Hilton Burlington Lake Champlain	Burlington, Vermont	3/31/2020	7/16/2020	258	21.8%	154.13	33.65	(78.2)%
Hotel Palomar Phoenix	Phoenix, Arizona	3/31/2020	6/21/2020	242	35.0%	179.93	62.97	(59.4)%
JW Marriott Denver Cherry Creek	Denver, Colorado	3/22/2020	6/1/2020	199	34.1%	215.70	73.63	(59.9)%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	3/27/2020	-	189	15.3%	206.17	31.57	(86.2)%
Barbary Beach House Key West (formerly the Sheraton Suites Key West) (3)	Key West, Florida	3/23/2020	6/1/2020	184	43.6%	272.86	118.88	(38.9)%
The Lodge at Sonoma Renaissance Resort & Spa	Sonoma, California	3/21/2020	7/1/2020	182	29.2%	239.40	69.95	(69.2)%
Courtyard Denver Downtown	Denver, Colorado	3/20/2020	6/1/2020	177	27.4%	130.23	35.74	(77.0)%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	4/6/2020	5/14/2020	166	47.5%	203.60	96.79	(56.4)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	3/17/2020	6/24/2020	142	24.8%	489.27	121.25	(59.9)%
Havana Cabana Key West	Key West, Florida	3/23/2020	6/1/2020	106	60.1%	209.96	126.27	(33.2)%
Hotel Emblem San Francisco	San Francisco, California	3/23/2020	6/26/2020	96	23.5%	222.62	52.42	(72.9)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	3/23/2020	6/5/2020	82	49.7%	384.80	191.20	(3.8)%
Orchards Inn Sedona	Sedona, Arizona	3/31/2020	5/15/2020	70	50.5%	231.35	116.87	(38.2)%
TOTAL/WEIGHTED AVERAGE FOR CLOSED HOTELS				6,151	23.7%	215.99	51.13	74.7%

TOTAL/WEIGHTED AVERAGE				9,600	27.0%	$207.68	$55.99	(70.3)%

________________
(1)Frenchman's Reef closed on September 6, 2017 due to Hurricanes Irma and Maria and remains closed. Accordingly, there is no operating information for the year ended December 31, 2020.
(2)On January 3, 2021, we suspended operations at the Chicago Marriott Downtown Magnificent Mile due to lack of travel demand.
(3)On June 1, 2020, the hotel converted to an independent hotel, Barbary Beach House Key West.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

In response to the COVID-19 pandemic, we suspended operations at 20 of our 30 previously operating hotels for a portion of the year ended December 31, 2020. Seventeen of these hotels reopened by December 31, 2020. Three of our previously operating hotels remained closed as of December 31, 2020.

The comparability of our results of operations for the year ended December 31, 2020 to the year ended December 31, 2019 has been significantly impacted by the effects of the COVID-19 pandemic. We expect the comparability of our results of operations in certain future periods will be similarly impacted.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2020	2019	% Change

Rooms	$196.7	$661.2	(70.2)%
Food and beverage	68.6	215.3	(68.1)
Other	34.2	61.6	(44.5)
Total revenues	$299.5	$938.1	(68.1)%

Our total revenues decreased $638.6 million from $938.1 million for the year ended December 31, 2019 to $299.5 million for the year ended December 31, 2020.

The following are key hotel operating statistics for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019	% Change
Occupancy %	27.0%	79.1%	(52.1)%
ADR	$207.68	$238.63	(13.0)%
RevPAR	$55.99	$188.75	(70.3)%

Food and beverage revenues decreased $146.7 million from the year ended December 31, 2019.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased $27.4 million from the year ended December 31, 2019.
Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	% Change

Rooms departmental expenses	$68.6	$166.9	(58.9)%
Food and beverage departmental expenses	58.4	137.9	(57.7)
Other departmental expenses	8.3	15.7	(47.1)
General and administrative	45.0	83.3	(46.0)
Utilities	16.0	20.6	(22.3)
Repairs and maintenance	24.1	35.3	(31.7)
Sales and marketing	28.7	66.9	(57.1)
Franchise fees	10.1	26.9	(62.5)
Base management fees	3.6	19.8	(81.8)
Incentive management fees	—	5.7	(100.0)
Property taxes	54.5	57.6	(5.4)
Other fixed charges	17.0	23.7	(28.3)
Severance costs	7.6	—	100.0
Professional fees and pre-opening costs related to Frenchman's Reef	1.0	17.8	(94.4)
Lease expense (cash and non-cash)	11.4	12.7	(10.2)
Total hotel operating expenses	$354.3	$690.8	(48.7)%

Our hotel operating expenses decreased $336.5 million from $690.8 million for the year ended December 31, 2019 to $354.3 million for the year ended December 31, 2020. For the year ended December 31, 2020, we recognized $7.6 million of severance costs at our properties in connection with the COVID-19 pandemic. Additionally, in connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability during the year ended December 31, 2020, which reduced base management fees.

Depreciation and amortization. Our depreciation and amortization expense decreased $3.4 million from the year ended December 31, 2019. This is primarily due to the timing of fully depreciated capital expenditures.

Impairment losses. During the year ended December 31, 2020, we recorded an impairment loss of $174.1 million related to Frenchman's Reef. No impairment losses were recorded during the year ended December 31, 2019.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.8 million, from $28.2 million for the year ended December 31, 2019 to $27.4 million for the year ended December 31, 2020. The decrease is primarily due to a decrease in employee compensation, travel costs, and certain professional fees, partially offset by an increase in legal fees.

Business interruption insurance income. For the year ended December 31, 2020, we recognized $2.2 million of business interruption insurance income related to lost revenue at the Westin Boston Waterfront due to the COVID-19 pandemic. In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and resulted in lost revenue and additional expenses covered under our insurance policy. For the year ended December 31, 2019, we recognized $8.8 million of business interruption insurance income related to the Frenchman's Reef insurance claim.

Gain on property insurance settlement. In December 2019, we settled our insurance claim for the property damage related to Frenchman's Reef. We recognized a gain on insurance settlement of $144.2 million, which represents the net proceeds received in excess of the carrying amount of the damaged property written off.

Interest expense. Our interest expense was $54.0 million and $46.6 million for the years ended December 31, 2020 and December 31, 2019, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2020	2019
Mortgage debt interest	$26.2	$26.5
Term loan interest	13.4	13.7
Credit facility interest and unused fees	4.5	3.7
Amortization of debt issuance costs and debt premium	2.0	2.1
Capitalized interest	(2.1)	(1.9)
Interest rate swap mark-to-market	10.0	2.5
	$54.0	$46.6

The increase in interest expense is primarily related to the mark-to-market of our interest rate swaps.

Loss on early extinguishment of debt. On July 25, 2019, we refinanced our senior unsecured credit facility and unsecured term loans. In connection with the refinancing we repaid our previously existing $100 million and $200 million term loans and recognized a $2.4 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs.

Income taxes. We recorded income tax benefit of $26.5 million in 2020 and income tax expense of $22.0 million in 2019. The 2020 income tax benefit is net of a valuation allowance of $24.9 million, which was recognized based on an assessment of our ability to utilize our net operating loss carryforwards in future years. The 2019 income tax expense includes $1.2 million of income tax expense incurred on the $5.7 million pre-tax income of our domestic TRSs, foreign income tax expense of $20.8 million incurred on the $132.6 million pre-tax income of the TRS that owns Frenchman's Reef.

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

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan was triggered, with the exception of the mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek, which does not have a cash trap provision. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2020, we had $1.0 billion of debt outstanding with a weighted average interest rate of 3.89% and a weighted average maturity date of approximately 3.5 years. We have limited near-term mortgage debt maturities and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements. Further information is available in Note 1 to the accompanying consolidated financial statements for measures taken in response to the impact of COVID-19.

ATM Program

We have equity distribution agreements, dated August 8, 2018, with a number of sales agents (the “ATM Program”) to issue and sell, from time to time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $200 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Actual future sales of the ATM Shares will depend upon a variety of factors, including but not limited to market conditions, the trading price of the Company's common stock, and the Company's capital needs. We have no obligation to sell the ATM Shares under the ATM Program. During the year ended December 31, 2020, we sold 10,680,856 shares of our common stock at an average price of $8.23 per share for gross proceeds of $87.9 million, less $1.1 million in fees paid to the applicable sales agent and other offering costs. As of March 1, 2021, shares of common stock having an aggregate offering price of up to $112.1 million remained available for sale under the ATM Program.
Share Repurchase Program
In 2018, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase shares of our common stock having an aggregate price of up to $250 million. During the first quarter of 2020, we repurchased 1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. We retired all repurchased shares on their respective settlement dates. We subsequently suspended share repurchases and, pursuant to the amendments to the agreements governing our senior unsecured credit facility and unsecured term loans, may not repurchase shares while our financial covenant requirements are waived or modified. The Share Repurchase Program expired on November 5, 2020. At the time of expiration, we had $165.2 million of unused repurchase capacity under the Share Repurchase Program. Information about the Share Repurchase Program can be found in Note 5 to the accompanying consolidated financial statements.
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

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. The maturity date for the senior unsecured credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. On June 9, 2020, we executed amendments (the “First Amendments”) to the credit agreements (the “Credit Agreements”) for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The First Amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021.

On August 14, 2020, we entered into additional amendments (the “Second Amendments”) that permits us to pay dividends on preferred stock up to $17.5 million annually. On January 20, 2021, we executed additional amendments (the “Third Amendments” and together with the First Amendments and Second Amendments, the “Credit Agreement Amendments”) to the Credit Agreements to extend the existing waiver of the quarterly tested financial covenants through the fourth quarter of 2021, unless terminated early at our option. The Third Amendments also extend the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023. As of December 31, 2020, we had $55.0 million of borrowings outstanding under our senior unsecured credit facility.

Additional information about the Credit Agreements, including the restrictions imposed by the Credit Agreement Amendments and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common and preferred stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of December 31, 2020, we had $111.8 million of unrestricted corporate cash and $23.1 million of restricted cash, and $55.0 million of outstanding borrowings on our senior unsecured credit facility.

Our net cash used in operations was $83.7 million for the year ended December 31, 2020. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $79.0 million for the year ended December 31, 2020, which is composed of capital expenditures at our operating hotels of $47.1 million, capital expenditures for the rebuild of Frenchman's Reef of $40.9 million, and $1.6 million of cash paid for the acquisition of the remaining interest in land underlying the Kimpton Shorebreak Resort, offset by $10.7 million of proceeds from our property insurance policy related to our hotels impacted by Hurricanes Irma and Maria.

Our net cash provided by financing activities was $117.7 million for the year ended December 31, 2020, which consisted of $48.0 million in proceeds of mortgage debt, $86.8 million in net proceeds from the sale of common stock under the ATM Program, and $114.5 million in net proceeds from the sale of preferred stock, offset by $20.0 million in net repayments on our senior unsecured credit facility, $55.5 million repayment of mortgage debt from the refinancing of the mortgage loan secured by the Salt Lake City Marriott and the repayment of the loan assumed in connection with the acquisition of the Hotel Palomar Phoenix under a qualified New Market Tax Credit program, $25.6 million of distribution paid to holders of common stock and units, $3.3 million of distributions paid to holders of preferred stock, $14.4 million of scheduled mortgage debt principal payments, $1.4 million of financing costs related to the amendment and restatement of our credit agreements, $1.3 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, $10.0 million paid to repurchase shares under the Share Repurchase Program, and $0.2 million paid for the redemption of common OP units.

We currently anticipate our significant sources of cash for the year ending December 31, 2021 will be the net cash flow from hotel operations as the lodging disruptions from COVID-19 subside, potential property dispositions, and potential sales of common stock under our ATM Program. We expect our estimated uses of cash for the year ending December 31, 2021 will be scheduled debt service payments, capital expenditures, potential funding of hotel working capital requirements, distributions on common stock and units, distributions to preferred stockholders, and corporate expenses.

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

We have paid the following dividends to holders of our common stock and distributions to holders of units during 2020 and 2019, and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 14, 2019	January 4, 2019	$0.125
April 12, 2019	March 29, 2019	$0.125
July 12, 2019	June 28, 2019	$0.125
October 11, 2019	September 30, 2019	$0.125
January 13, 2020	January 2, 2020	$0.125

We have paid the following dividends to holders of our Series A Preferred Stock during 2020, and through the date of this report:

Payment Date	Record Date	Dividend per Share
September 30, 2020	September 20, 2020	$0.178
December 31, 2020	December 18, 2020	$0.516

We had no preferred stock outstanding during 2019.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2020, we have set aside $15.8 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $47.1 million on capital improvements at our operating hotels and approximately $40.9 million on the rebuild of Frenchman's Reef during the year ended December 31, 2020. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our operating hotels and paused the rebuild of Frenchman's Reef.

We continue to be extremely selective with capital expenditures in an effort to preserve liquidity. In 2021, we expect to spend approximately $50 million on necessary capital improvements and a select few transformational projects with attractive returns on investment. Significant projects in 2021 are expected to include the following:

•The Lodge at Sonoma: We are completing a renovation to reposition and rebrand the hotel to an Autograph Collection Hotel in the third quarter of 2021. The renovation includes a new Michael Mina restaurant.
•Vail Marriott Mountain Resort: We plan to complete the final phase of a multi-year renovation to rebrand the hotel as a Luxury Collection Hotel in the fourth quarter of 2021.
•JW Marriott Denver Cherry Creek: We plan to complete the renovations in the second half of 2021 to rebrand the hotel as a Luxury Collection Hotel.

Contractual Obligations

The following table outlines the timing of payment requirements related to our debt and other commitments of our operating partnership as of December 31, 2020.

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Long-Term Debt Obligations Including Interest (1)	$1,138,114	$55,673	$324,204	$758,237	$—
Operating Leases	774,533	3,496	7,937	8,011	755,089
Total	$1,912,647	$59,169	$332,141	$766,248	$755,089
________________
(1) The interest expense for our variable rate loans is calculated based on the rate as of December 31, 2020.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of December 31, 2020 included construction contract commitments of approximately $102.5 million for capital expenditures at our properties. This amount includes construction contract commitments of approximately $84.3 million for the reconstruction of Frenchman's Reef, which is currently paused. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net (loss) income	$(396,027)	$184,211	$87,796
Interest expense	53,995	46,584	40,970
Income tax (benefit) expense	(26,452)	22,028	3,101
Real estate related depreciation and amortization	114,716	118,110	104,524
EBITDA	(253,768)	370,933	236,391
Impairment losses	174,120	—	—
EBITDAre	(79,648)	370,933	236,391
Non-cash lease expense and other amortization	6,910	7,013	5,336
Professional fees and pre-opening costs related to Frenchman's Reef (1)	1,012	20,524	3,855
Loss on early extinguishment of debt	—	2,373	—
Hotel manager transition items (2)	(434)	3,758	(1,491)
Severance costs (3)	7,648	—	11,691
Gain on property insurance settlement	—	(144,192)	(1,724)
Adjusted EBITDA	$(64,512)	$260,409	$254,058
_______________

(1)	Represents pre-opening costs and professional fees relate to the reopening of Frenchman's Reef, as well as legal an other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)
Amount for the year ended December 31, 2020 is offset by a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West (now known as Barbary Beach House Key West) franchise agreement and $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Amount for the year ended December 31, 2019 include $2.5 million related to the termination of the franchise agreement for Sheraton Suites Key West. Amount for the year ended December 31, 2018 is offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement.

(3)
For the year ended December 31, 2020, consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations. For the year ended December 31, 2018, consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at The Lexington Hotel, which are classified within other hotel expenses on the consolidated statement of operations, and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO, FFO available to common stock and unit holders, and Adjusted FFO available to common stock and unit holders (in thousands):

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net (loss) income	$(396,027)	$184,211	$87,796
Real estate related depreciation and amortization	114,716	118,110	104,524
Impairment losses	174,120	—	—
FFO	(107,191)	302,321	192,320
Distributions to preferred stockholders	(3,300)	—	—
FFO available to common stock and unit holders	(110,491)	302,321	192,320
Non-cash lease expense and other amortization	6,910	7,013	5,336
Professional fees and pre-opening costs related to Frenchman's Reef (1)	1,012	20,524	3,855
Loss on early extinguishment of debt	—	2,373	—
Hotel manager transition items (2)	(434)	3,758	(1,491)
Gain on property insurance settlement, net of income tax	—	(121,525)	(1,724)
Severance costs (3)	7,648	—	11,691
Fair value adjustments to interest rate swaps	10,072	2,545	—
Adjusted FFO available to common stock and unit holders	$(85,283)	$217,009	$209,987
_______________

(1)	Represents pre-opening costs and professional fees relate to the reopening of Frenchman's Reef, as well as legal an other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)
Amount for the year ended December 31, 2020 is offset by a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West (now known as Barbary Beach House Key West) franchise agreement and $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Amount for the year ended December 31, 2019 include $2.5 million related to the termination of the franchise agreement for Sheraton Suites Key West. Amount for the year ended December 31, 2018 is offset by $2.2 million of accelerated amortization of key money in connection with the termination of the Frenchman's Reef management agreement.

(3)
For the year ended December 31, 2020, consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations. For the year ended December 31, 2018, consists of (a) $10.9 million related to payments made to unionized employees under a voluntary buyout program at The Lexington Hotel, which are classified within other hotel expenses on the consolidated statement of operations, and (b) $0.8 million related to the departure of our former Chief Financial Officer, which is classified within corporate expenses on the consolidated statement of operations.

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

Investment in Hotels

Investment purchases of hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets that are not businesses are accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to 40 years for buildings, land improvements and building improvements and one to 10 years for furniture, fixtures and equipment. Identifiable intangible assets are typically related to contracts, including ground lease agreements and hotel management agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair market contract rates for corresponding contracts. Contracts acquired that are at market do not have significant value. We enter into a hotel management agreement at the time of acquisition and such agreements are generally based on market terms. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets acquired.

We review our investments in hotels for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause us to perform a review include, but are not limited to, adverse changes in the demand for lodging at our properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its previously estimated useful life. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the net proceeds from the ultimate disposition of a hotel to the carrying amount of the asset. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotels' estimated fair value is recorded and an impairment loss is recognized. The fair value is determined through various valuation techniques, including discounted cash flow models with estimated discount and terminal capitalization rates, comparable market transactions, third-party appraisals, the net sales proceeds from pending offers, or from transactions that closed subsequent to the end of the reporting period.

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures or other factors may limit the ability of our management companies to raise room rates. Inflation may also affect our expenses, including, without limitation, increasing such costs as labor, employee-related benefits, food, commodities, taxes, property and casualty insurance and utilities.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2020 was $1.1 billion, of which $277 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $2.7 million annually.

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

Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of financial instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.

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

Item 9B.   Other Information

None.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2021 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2021 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2021 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2021 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2021 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2021 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2021 proxy statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.Financial Statements

Included herein at pages F-1 through F-34.

2.Financial Statement Schedules

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

3.Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.2
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

4.3†	Description of Securities of DiamondRock Hospitality Company

10.1
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

10.2
Amendment No. 1 to the Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated August 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 31, 2020)

10.3*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.4*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.6*	Form of Market Stock Unit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2010)
10.7*	Relative TSR Performance Stock Unit Agreement (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2014)
10.8*	Form of Deferred Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.9*	Form of Director Election Form (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)
10.10*	Form of Incentive Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.11*	Form of Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission (File no. 333-123065))
10.12
Fifth Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, each of Bank of America, N.A., Citibank, N.A. and U.S. Bank National Association, as Syndication Agents, Keybank National Association, Regions Bank, PNC Bank, National Association and TD Bank, N.A., as Documentation Agents, and each of Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc., U.S. Bank National Association, Keybanc Capital Markets, Inc., Regions Capital Markets, a division of Regions Bank, PNC Capital Markets LLC and TD Securities (USA) LLC, as Joint Lead Arrangers, and Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and U.S. Bank National Association, as Joint Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019)

10.13
First Amendment to Fifth Amended and Restated Credit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020)

10.14
Second Amendment to Fifth Amended and Restated Credit Agreement dated as of August 14, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020)

10.15
Third Amendment to Fifth Amended and Restated Credit Agreement dated as of January 20, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2021)

10.16
Consent Letter, dated August 4, 2020, under Fifth Amended and Restated Credit Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020)

10.17*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.18*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.19*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
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

10.27*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.28*
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

10.33*
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
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 1, 2021.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	March 1, 2021
Mark W. Brugger	(Principal Executive Officer)

/s/ JEFFREY J. DONNELLY	Executive Vice President and Chief	March 1, 2021
Jeffrey J. Donnelly	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Senior Vice President and Treasurer	March 1, 2021
Briony R. Quinn	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	March 1, 2021
William W. McCarten

/s/ TIMOTHY CHI	Director	March 1, 2021
Timothy Chi

/s/ MICHAEL A. HARTMEIER	Director	March 1, 2021
Michael A. Hartmeier

/s/ MAUREEN L. McAVEY	Director	March 1, 2021
Maureen L. McAvey

/s/ KATHLEEN A. MERRILL	Director	March 1, 2021
Kathleen A. Merrill

/s/ GILBERT T. RAY	Director	March 1, 2021
Gilbert T. Ray

/s/ WILLIAM J. SHAW	Director	March 1, 2021
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	March 1, 2021
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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2020. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)

March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2020, was $2,817 million, which primarily consists of investments in hotel properties. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, to the carrying amount of the hotel property. If the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized. As a result of the COVID-19 pandemic during 2020, the Company reviewed each of the hotel properties for impairment.

We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used by the Company to evaluate recoverability of each operating hotel’s carrying amount. The key assumptions include the projected undiscounted future cash flows of each operating hotel property, including the expected duration and financial impact of COVID-19, and the Company’s intent and ability to hold each operating hotel property. Changes in these assumptions could impact the Company’s determination of the recoverability of the carrying amount of its investments in hotel properties. The evaluation of these assumptions required specialized skills and knowledge, including the need to involve valuation professionals.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls over the Company’s process to evaluate investments in hotel properties for impairment. This included a control related to projected undiscounted future cash flows of the hotel properties, including the expected duration and financial impact of COVID-19, and Company’s assessment of its intent and ability to hold each hotel property. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties, corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities. In addition, we inspected a listing of hotel properties for sale from an external source in order to identify information indicating a potential sale of any of the Company’s hotel properties. We involved valuation professionals with specialized skill and knowledge who assisted in the evaluation of the projected undiscounted cash flows by comparing the expected duration and financial impact of the COVID-19 pandemic used in the Company’s undiscounted cash flow analysis to publicly available market data.

Evaluation of hotel property fair value
As discussed in Notes 2, 3 and 12 to the consolidated financial statements, if the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized. As a result of the Company’s determination in the fourth quarter that it is more likely than not that the hotel will be sold significantly before the end of its previously estimated useful life, the Company adjusted the carrying amount of the Frenchman’s Reef & Morning Star Marriott Beach Resort (“Frenchman’s Reef”) to its fair value and recorded an impairment loss of $174.1 million. The fair value was determined using a discounted cash flow model whereby the Company estimated the future net cash flows expected to be generated by the hotel.

We identified the evaluation of the fair value of Frenchman’s Reef as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used by the Company to determine the estimated fair value of Frenchman’s Reef and the resulting impairment loss. These assumptions included the forecasted operating revenues, the discount rate, and terminal capitalization rate. The evaluation of these assumptions required specialized skills and knowledge, including the need to involve valuation professionals.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal controls over the Company’s determination of the fair value of the property. We involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating forecasted operating revenue, by comparing the Company forecast to publicly available market data and historical trends for the underlying average daily rate, and occupancy assumptions.

•evaluating the discount rate and terminal capitalization rate, by comparing the rates to published third-party industry reports with consideration of property specific factors.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
March 1, 2021

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(in thousands, except share and per share amounts)

	2020	2019
ASSETS
Property and equipment, net	$2,817,356	$3,026,769
Right-of-use assets	96,673	98,145
Restricted cash	23,050	57,268
Due from hotel managers	69,495	91,207
Prepaid and other assets	28,403	29,853
Cash and cash equivalents	111,796	122,524
Total assets	$3,146,773	$3,425,766

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$595,149	$616,329
Unsecured term loans, net of unamortized debt issuance costs	398,550	398,770
Senior unsecured credit facility	55,000	75,000
Total debt	1,048,699	1,090,099
Deferred income related to key money, net	10,946	11,342
Unfavorable contract liabilities, net	64,796	67,422
Deferred rent	56,344	52,012
Lease liabilities	104,973	103,625
Due to hotel managers	95,548	72,445
Distributions declared and unpaid	138	25,815
Accounts payable and accrued expenses	46,404	81,944
Total liabilities	1,427,848	1,504,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 and no shares issued and outstanding at December 31, 2020 and 2019, respectively	48	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,073,514 and 200,207,795 shares issued and outstanding at December 31, 2020 and 2019, respectively	2,101	2,002
Additional paid-in capital	2,285,491	2,089,349
Accumulated deficit	(576,531)	(178,861)
Total stockholders' equity	1,711,109	1,912,490
Noncontrolling interests	7,816	8,572
Total equity	1,718,925	1,921,062
Total liabilities and equity	$3,146,773	$3,425,766

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020, 2019, and 2018
(in thousands, except share and per share amounts)

	2020	2019	2018
Revenues:
Rooms	$196,736	$661,153	$631,048
Food and beverage	68,566	215,261	184,097
Other	34,186	61,677	48,559
Total revenues	299,488	938,091	863,704
Operating expenses:
Rooms	68,603	166,937	158,078
Food and beverage	58,391	137,916	118,709
Management fees	3,578	25,475	22,159
Franchise fees	10,131	26,932	26,178
Other hotel expenses	213,631	333,505	296,535
Depreciation and amortization	114,716	118,110	104,524
Impairment losses	174,120	—	—
Corporate expenses	27,401	28,231	28,563
Business interruption insurance income	(2,208)	(8,822)	(19,379)
Gain on property insurance settlement	—	(144,192)	(1,724)
Total operating expenses, net	668,363	684,092	733,643

Interest and other income, net	(391)	(1,197)	(1,806)
Interest expense	53,995	46,584	40,970
Loss on early extinguishment of debt	—	2,373	—
Total other expenses, net	53,604	47,760	39,164
(Loss) income before income taxes	(422,479)	206,239	90,897
Income tax benefit (expense)	26,452	(22,028)	(3,101)
Net (loss) income	(396,027)	184,211	87,796
Less: Net loss (income) attributable to noncontrolling interests	1,652	(724)	(12)
Net (loss) income attributable to the Company	(394,375)	183,487	87,784
Distributions to preferred stockholders	(3,300)	—	—
Net (loss) income attributable to common stockholders	$(397,675)	$183,487	$87,784

(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(1.97)	$0.91	$0.43
Net (loss) income per share available to common stockholders—diluted	$(1.97)	$0.90	$0.43

Weighted-average number of common shares outstanding:
Basic	201,670,721	202,009,750	205,462,911
Diluted	201,670,721	202,741,630	206,131,150

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020, 2019 and 2018
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling interests	Total Equity
Balance at December 31, 2017	—	$—	200,306,733	$2,003	$2,061,451	$(229,809)	$1,833,645	$—	$1,833,645
Distributions on common stock ($0.50 per common share/$0.125 per unit)	—	—	—	—	465	(103,705)	(103,240)	(100)	(103,340)
Share-based compensation	—	—	141,165	1	4,531	110	4,642	—	4,642
Issuance of common OP units	—	—	—	—	—	—	—	7,784	7,784
Sale of common stock	—	—	7,472,946	75	92,173	—	92,248	—	92,248
Common stock repurchased and retired	—	—	(3,384,359)	(34)	(32,148)	—	(32,182)	—	(32,182)
Net income	—	—	—	—	—	87,784	87,784	12	87,796
Balance at December 31, 2018	—	$—	204,536,485	$2,045	$2,126,472	$(245,620)	$1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoptions	—	—	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock/units ($0.50 per common share/unit)	—	—	—	—	441	(101,442)	(101,001)	(527)	(101,528)
Share-based compensation	—	—	95,704	1	5,176	—	5,177	723	5,900
Redemption of common OP units	—	—	4,553	—	44	—	44	(44)	—
Common stock repurchased and retired	—	—	(4,428,947)	(44)	(42,784)	—	(42,828)	—	(42,828)
Net income	—	—	—	—	—	183,487	183,487	724	184,211
Balance at December 31, 2019	—	$—	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Distributions on preferred stock ($0.694 per preferred share)	—	—	—	—	—	(3,300)	(3,300)	—	(3,300)
Share-based compensation	—	—	304,301	3	5,001	5	5,009	1,082	6,091
Redemption of common OP units	—	—	—	—	(15)	—	(15)	(186)	(201)
Sale of common stock	—	—	10,680,856	107	86,722	—	86,829	—	86,829
Common stock repurchased and retired	—	—	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Sale of preferred stock, net of placement fees of $4,529	4,760,000	48	—	—	114,423	—	114,471	—	114,471
Net loss	—	—	—	—	—	(394,375)	(394,375)	(1,652)	(396,027)
Balance at December 31, 2020	4,760,000	$48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(396,027)	$184,211	$87,796
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	114,716	118,110	104,524
Corporate asset depreciation as corporate expenses	233	229	216
Loss on early extinguishment of debt	—	2,373	—
Gain on property insurance settlement	—	(144,192)	(1,724)
Non-cash lease expense and other amortization	5,480	7,011	5,336
Non-cash interest rate swap fair value adjustment	10,072	2,545	—
Amortization of debt issuance costs	2,024	1,885	1,862
Impairment losses	174,120	—	—
Amortization of deferred income related to key money	(396)	(396)	(2,568)
Share-based compensation	7,225	6,385	5,573
Deferred income tax expense	(26,538)	21,018	1,591
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,412)	(6,674)	28,657
Due to/from hotel managers	44,526	(5,082)	(5,686)
Accounts payable and accrued expenses	(13,709)	5,866	(7,997)
Net cash (used in) provided by operating activities	(83,686)	193,289	217,580
Cash flows from investing activities:
Capital expenditures for operating hotels	(47,115)	(102,660)	(109,447)
Capital expenditures for Frenchman's Reef reconstruction	(40,936)	(96,599)	(5,724)
Hotel acquisitions	—	—	(259,883)
Acquisition of interest in the land underlying the Kimpton Shorebreak Resort	(1,585)	—	—
Proceeds from property insurance	10,663	133,529	32,466
Net cash used in investing activities	(78,973)	(65,730)	(342,588)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(14,406)	(14,195)	(13,612)
Repurchase of common stock	(10,000)	(42,828)	(32,182)
Proceeds from sale of common stock, net	86,829	—	92,679
Proceeds from sale of preferred stock, net	114,471	—	—
Proceeds from mortgage debt	48,000	—	—
Repayments of mortgage debt	(55,460)	—	—
Proceeds from unsecured term loan	—	350,000	50,000
Repayments of unsecured term loans	—	(300,000)	—
Draws on senior unsecured credit facility	400,000	150,000	85,000
Repayments of senior unsecured credit facility	(420,000)	(75,000)	(85,000)
Payment of financing costs	(1,410)	(4,805)	(412)
Distributions on common stock and units	(25,557)	(102,052)	(102,709)
Distributions on preferred stock	(3,300)	—	—
Redemption of Operating Partnership units	(201)	—	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,253)	(485)	(931)
Net cash provided by (used in) financing activities	117,713	(39,365)	(7,167)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(44,946)	88,194	(132,175)
Cash, cash equivalents, and restricted cash beginning of year	179,792	91,598	223,773
Cash, cash equivalents, and restricted cash, end of year	$134,846	$179,792	$91,598

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2020, 2019 and 2018
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2020	2019	2018
Cash paid for interest	$43,734	$43,742	$38,548
Cash (refunded) paid for income taxes	$(11)	$1,470	$2,208
Capitalized interest	$2,136	$1,944	$—
Non-cash cumulative effect of ASC 842 accounting standard adoption	$—	$15,286	$—
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$138	$25,815	$26,339
Loan assumed in hotel acquisition	$—	$—	$2,943
Issuance of Operating Partnership units in connection with acquisition of hotel property	$—	$—	$7,784
Redemption of Operating Partnership units for common stock	$—	$44	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	2020	2019	2018
Cash and cash equivalents	$111,796	$122,524	$43,863
Restricted cash	23,050	57,268	47,735
Total cash, cash equivalents, and restricted cash	$134,846	$179,792	$91,598

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in key gateway cities and in destination resort locations and many of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

As of December 31, 2020, we owned 31 hotels with 10,102 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. As of December 31, 2020, the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) is currently closed as a result of damage incurred from Hurricanes Irma and Maria in September 2017.
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns either directly or indirectly 99.6% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.4% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

COVID-19 Pandemic and Management's Response

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic. Since then, the virus has spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the demand for lodging has materially decreased. Throughout March and April 2020, we suspended operations at 20 of our 30 previously operating hotels. As of December 31, 2020, we had reopened 17 of those hotels, leaving three of our previously operating hotels unopened. Subsequent to December 31, 2020, one of our hotels closed again and currently remains closed. The hotels that remained open and the hotels that have reopened are operating at historically low occupancy levels. As a result, the COVID-19 pandemic has had a material adverse impact on our operations and financial results for the year ended December 31, 2020. The duration and severity of the COVID-19 pandemic cannot be reasonably estimated at this time, but we expect it will continue to have a material adverse impact on our results of operations, financial position and cash flow into 2021.

We have taken steps in order to mitigate the ongoing operational and financial impacts on our business. We drew down funds on our $400 million senior unsecured credit facility, suspended our quarterly common dividend, canceled or deferred a significant portion of our capital expenditures planned for 2020, paused the reconstruction of Frenchman's Reef and reduced corporate expenses through decreases in executive compensation, employee headcount and other expenses. Additionally, in coordination with our hotel operators, we developed and implemented action plans to significantly reduce operating costs at each of our hotels. On June 9, 2020, we executed amendments to the credit agreements for our $400 million senior unsecured credit facility and $400 million of unsecured term loans. The amendments provided a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2021 and certain other modifications to the covenants thereafter through the fourth quarter of 2021. On January 20, 2021, we executed additional amendments to the credit agreements for our senior unsecured credit facility and unsecured term loans. These additional amendments extended the existing waiver of the quarterly tested financial covenants through the fourth quarter of 2021 and certain other modifications to the covenants thereafter through the first quarter of 2023. See Note 8 for more information about these amendments. Our future compliance with our covenants following the waiver and modification periods is dependent on a recovery in the lodging industry in our hotel markets. Therefore, there can be no assurance that we will meet our financial covenants in the future or that we will be able to obtain additional waivers from our lenders, if needed.

During the year ended December 31, 2020, we issued 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), for net proceeds of $114.5 million, and 10,680,856 shares of common stock, for additional net proceeds of $86.8 million. See Note 5 for more information about the preferred and common stock issuances.

As of December 31, 2020, the Company had unrestricted cash of $111.8 million and $345.0 million of borrowing capacity on our senior unsecured credit facility.

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

Going Concern

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In making our evaluation, we considered our financial position and liquidity sources, including forecasted future cash flows and our ability to meet contractual obligations that are due or may become due over the next 12 months. We determined that there is not substantial doubt about our ability to continue as a going concern over the next 12 months as of March 1, 2021.

Fair Value Measurements

In evaluating fair value, U.S. GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and a reporting entity’s own assumptions (unobservable inputs).

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

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five to 40 years for buildings, land improvements and building improvements and one to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its previously estimated useful life. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the net proceeds from the ultimate disposition of a hotel to the carrying amount of the asset. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized. As a result of the COVID-19 pandemic, during 2020 we reviewed each of our hotel properties for impairment and concluded the carrying amount of each of our hotel properties, with the exception of Frenchman’s Reef as discussed in Note 3, is recoverable. Due to the continuing effects of the pandemic, however, estimated future cash flows could further decline and result in the recognition in future periods of an impairment charge on one or more of our hotel properties.

We classify a hotel as held for sale in the period that we commit to a plan to sell the hotel, the sale of the hotel is probable within one year, and it is unlikely that actions required to complete the sale will significantly change or that the sale will be withdrawn. If these criteria are met, we record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and related assets and cease recording depreciation expense, and classify the assets and related liabilities as held for sale on the balance sheet.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the negative financial impact of the COVID-19 pandemic, we reassessed the realizability of deferred tax assets. As a result we recorded a valuation allowance of $24.9 million for the year ended December 31, 2020 on our deferred tax assets given our financial results and uncertainty about our ability to utilize our net operating loss carryforwards in future years.

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

We had no accruals for tax uncertainties as of December 31, 2020 and 2019.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants. No adjustment is made for shares that are anti-dilutive during a period.

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

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes, as well as from the 2017 wildfires in Northern California that impacted The Lodge at Sonoma Renaissance Resort & Spa. In July 2018, the Company settled the insurance claims for Havana Cabana Key West and The Lodge at Sonoma Renaissance Resort & Spa. The Havana Cabana Key West insurance claim was settled for $8.3 million, net of deductibles. The Lodge at Sonoma Renaissance Resort & Spa claim was settled for $1.3 million, net of deductibles. In June 2019, the Company settled the insurance claim for Frenchman's Reef related to the damages caused by Hurricane Maria for $1.4 million. In December 2019, the Company settled the insurance claim related to Hurricane Irma for total insurance payments of $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to the settlement previously agreed to for the Havana Cabana Key West. The settlement amount includes proceeds previously received of $85.0 million and $10.0 million during the years ended December 31, 2018 and 2017, respectively.

We received $10.7 million, $142.5 million and $85.0 million in insurance proceeds during the years ended December 31, 2020, 2019 and 2018, respectively.

For the year ended December 31, 2019, we recognized a $144.2 million gain related to the settlement of the property damage insurance claim at Frenchman's Reef. For the year ended December 31, 2018, we recognized a $1.7 million gain related to the settlement of the property damage insurance claim at the Havana Cabana Key West.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which primarily changes the lessee's accounting for operating leases by requiring recognition of right-of-use assets and lease liabilities. This standard is effective for annual reporting periods beginning after December 15, 2018. We adopted ASU No. 2016-02, along with its related clarifications and amendments (collectively, “ASC 842”), on January 1, 2019. Our consolidated financial statements as of December 31, 2020 and December 31, 2019 are presented in accordance with ASC 842. The primary impact of the new standard is to the treatment of our ground leases, which represent the majority of all of our operating lease payments. Upon adoption, our right-of-use assets were adjusted for deferred rent and favorable and unfavorable lease intangible amounts included on our balance sheet as of December 31, 2018. On January 1, 2019, we recognized lease liabilities totaling $101.2 million and right-of-use assets totaling $99.6 million.

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

The Company has evaluated all other new ASUs issued by the FASB and has concluded that they do not have a material effect on the Company's consolidated financial statements as of December 31, 2020.

3.Property and Equipment

Property and equipment as of December 31, 2020 and 2019 consists of the following (in thousands):

	2020	2019
Land	$618,210	$617,695
Land improvements	7,994	7,994
Buildings	2,724,277	2,751,590
Furniture, fixtures and equipment	539,729	534,802
Construction in progress	37,481	126,464
	3,927,691	4,038,545
Less: accumulated depreciation	(1,110,335)	(1,011,776)
	$2,817,356	$3,026,769

As of December 31, 2020 and 2019, we had accrued capital expenditures of $3.9 million and $13.1 million, respectively.

On March 2, 2020, we acquired the remaining 4.5% interest in the land underlying the Kimpton Shorebreak Resort located in Huntington Beach, California, for a purchase price of $1.6 million. We now own 100% of the interest in the land underlying the hotel.

During the year ended December 31, 2020, we evaluated the recoverability of the carrying amount of Frenchman’s Reef as a result of our determination in the fourth quarter of 2020 that it is more likely than not that the hotel will be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $174.1 million to adjust the hotel's carrying amount to its estimated fair value. The hotel remains classified as held and used. See Note 12 for further discussion about the determination of the hotel's fair value.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking garage. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. Additional information regarding the terms of our ground leases can be found in Note 11. As of December 31, 2020, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$11,091	$11,248
Variable lease payments	$295	$1,466
Cash paid for amounts included in the measurement of operating lease liabilities	$3,214	$3,239

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of December 31, 2020
2021	$3,496
2022	3,940
2023	3,997
2024	3,976
2025	4,035
Thereafter	755,089
Total lease payments	774,533
Less imputed interest	(669,560)
Total lease liabilities	$104,973

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. During the year ended December 31, 2020, we sold 10,680,856 shares of common stock at an average price of $8.23 per share for gross proceeds of $87.9 million, less $1.1 million of fees paid to the applicable sales agent and other offering costs. As of March 1, 2021, shares of common stock having an aggregate offering price of up to $112.1 million remained available for sale under the ATM Program.

We had a share repurchase program (the “Share Repurchase Program”), which authorized us to repurchase shares of our common stock having an aggregate price of up to $250 million. During the year ended December 31, 2020, we repurchased

1,119,438 shares of our common stock at an average price of $8.91 per share for a total purchase price of $10.0 million. These shares were all repurchased prior to March 4, 2020. The Share Repurchase Program expired on November 5, 2020.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

In August and September 2020, we issued a total of 4,760,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, for gross proceeds of $119.0 million. In connection with the offering, we incurred $4.5 million of offering costs. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 855,191 and 792,131 common OP units held by unaffiliated third parties and executive officers of the Company as of December 31, 2020 and 2019, respectively. There were 243,809 and 244,366 LTIP units outstanding as of December 31, 2020 and 2019, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units for the years ended December 31, 2020 and 2019, and through the date of this report:

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

We have paid the following dividends to holders of our Series A Preferred Stock during 2020, and through the date of this report:

Payment Date	Record Date	Dividend per Share
September 30, 2020	September 30, 2020	$0.178
December 31, 2020	December 18, 2020	$0.516

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 3,054,825 shares as of December 31, 2020. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2018 to December 31, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	630,962	$10.66
Granted	349,091	10.19
Forfeited	(51,061)	10.44
Vested	(287,148)	11.02
Unvested balance at December 31, 2018	641,844	10.25
Granted	162,806	10.38
Forfeited	(21,534)	10.37
Vested	(310,117)	10.08
Unvested balance at December 31, 2019	472,999	10.40
Granted	344,997	9.39
Forfeited	(22,857)	7.73
Vested	(237,866)	10.54
Unvested balance at December 31, 2020	557,273	$9.83

The remaining share awards are expected to vest as follows: 244,490 during 2021, 139,307 during 2022, and 173,476 during 2023. As of December 31, 2020, the unrecognized compensation cost related to restricted stock awards was $3.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. For the years ended December 31, 2020, 2019, and 2018, we recorded $2.6 million, $2.6 million and $3.1 million, respectively, of compensation expense related to restricted stock awards.

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

The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The improvement in market share for each of our hotels is measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized benchmarking service for the hospitality industry. There is no payout of shares of our common stock if the percentage of our hotels with market share improvements is less than 30%. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if the percentage of our hotels with market share improvements is greater than or equal to 75%.

The ratio of total PSUs issued to executive officers is divided between the two metrics as follows:

Grant Year	Vesting Year	Total Shareholder Return		Hotel Market Share
2015	2018	100%		—%
2016	2019	75%		25%
2017	2020	50%		50%
2018	2021	50%	(1)	50%
2019	2022	50%	(1)	50%
2020	2023	50%	(1)	50%
______________________
(1)The number of PSUs to be earned is limited to target if the Company's total stockholder return is negative for the performance period.

We measure compensation expense for the PSUs based upon the fair value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the three-year performance period and is included in corporate expenses in the accompanying consolidated statements of operations. The grant date fair value of the portion of the PSUs based on our relative total stockholder return is determined using a Monte Carlo simulation performed by a third-party valuation firm. The grant date fair value of the portion of the PSUs based on improvement in market share for each of our hotels is the closing price of our common stock on the grant date. The determination of the grant-date fair values of outstanding awards based on our relative total stockholder return included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 2, 2018	26.9%	2.40%	$9.52
April 2, 2018	26.9%	2.37%	$9.00
March 1, 2019	24.3%	2.54%	$9.68
February 25, 2020	21.4%	1.16%	$8.52

A summary of our PSUs from January 1, 2018 to December 31, 2020 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2018	785,797	$10.42
Granted	293,111	9.82
Additional units from dividends	35,197	11.24
Vested (1)	(218,514)	11.98
Forfeited	(113,668)	9.86
Unvested balance at December 31, 2018	781,923	11.19
Granted	296,050	10.14
Additional units from dividends	40,662	10
Vested (2)	(251,375)	8.80
Forfeited	(70,728)	9.93
Unvested balance at December 31, 2019	796,532	11.16
Granted	352,035	9.02
Additional units from dividends	9,556	10.42
Vested (3)	(245,937)	11.00
Unvested balance at December 31, 2020	912,186	$9.63
______________________

(1)The number of shares of common stock earned for the PSUs vested in 2018 was equal to 51.75% of the PSU Target Award
(2)The number of shares of common stock earned for the PSUs vested in 2019 was equal to 74.33% of the PSU Target Award.
(3)The number of shares of common stock earned for the PSUs vested in 2020 was equal to 123.07% of the PSU Target Award.

The remaining unvested target units are expected to vest as follows: 290,927 during 2021, 269,224 during 2022, and 352,035 in 2023. As of December 31, 2020, the unrecognized compensation cost related to the PSUs was $3.4 million and is expected to be recognized on a straight-line basis over a period of 22 months. For the years ended December 31, 2020, 2019, and 2018, we recorded approximately $2.7 million, $2.4 million, and $1.9 million, respectively, of compensation expense related to the PSUs. The compensation expense recorded for the year ended December 31, 2018 includes the reversal of $1.0 million of previously recognized compensation expense resulting from the forfeiture of PSUs by our former Executive Vice President and Chief Financial Officer.

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

A summary of our LTIP units from January 1, 2019 to December 31, 2020 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	—	$—
Granted	281,925	10.65
Forfeited	(37.559)	10.65
Unvested balance at December 31, 2019	244,366	10.65
Granted	80,898	9.58
Vested	(81,455)	10.65
Unvested balance at December 31, 2020	243,809	$10.29

The remaining unvested LTIP units are expected to vest as follows: 108,421 during 2021, 108,422 during 2022, and 26,966 during 2023. As of December 31, 2020, of the total LTIP units granted and unforfeited, 81,455 LTIP units have vested. As of December 31, 2020, the unrecognized compensation cost related to LTIP unit awards was $1.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 18 months. For the years ended December 31, 2020 and 2019, we recorded $1.1 million and $0.7 million, respectively, of compensation expense related to LTIP unit awards. We did not record any compensation expense related to LTIP unit awards during 2018.

7. Earnings (Loss) Per Share

Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is calculated by dividing net income (loss) available to common stockholders that has been adjusted for dilutive securities by the weighted-average number of common shares outstanding including dilutive securities.

Unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of EPS pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested share-based compensation (participating securities) have been excluded, as applicable, from net income (loss) available to common stockholders used in the basic and diluted EPS calculations.

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per-share data):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income attributable to common stockholders	$(397,675)	$183,487	$87,784
Dividends declared on unvested share-based compensation	—	(132)	—
Net (loss) income available to common stockholders	$(397,675)	$183,355	$87,784
Denominator:
Weighted-average number of common shares outstanding—basic	201,670,721	202,009,750	205,462,911
Effect of dilutive securities:
Unvested restricted common stock	—	156,146	215,655
Shares related to unvested PSUs	—	575,734	452,584
Weighted-average number of common shares outstanding—diluted	201,670,721	202,741,630	206,131,150
(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(1.97)	$0.91	$0.43
Net (loss) income per share available to common stockholders—diluted	$(1.97)	$0.90	$0.43

For the year ended December 31, 2020, 44,045 of unvested PSU's were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the year ended December 31, 2019, there were no anti-dilutive securities that were excluded from the diluted weighted-average common shares outstanding.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2020 and 2019 (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate as of December 31, 2020	Maturity Date	2020	2019
Salt Lake City Marriott Downtown at City Creek mortgage loan (1)	4.25%	November 2020	$—	$53,273
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (2)	January 2022 (3)	47,250	—
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	58,282	60,550
The Lodge at Sonoma Renaissance Resort & Spa mortgage loan	3.96%	April 2023	26,268	26,963
Westin San Diego Downtown mortgage loan	3.94%	April 2023	60,261	61,851
Courtyard New York Manhattan / Midtown East mortgage loan	4.40%	August 2024	79,535	81,107
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	79,214	80,904
JW Marriott Denver Cherry Creek mortgage loan	4.33%	July 2025	60,052	61,253
Westin Boston Waterfront mortgage loan	4.36%	November 2025	186,840	190,725
New Market Tax Credit loan (4)	5.17%	December 2020	—	2,943
Unamortized debt issuance costs			(2,553)	(3,240)
Total mortgage and other debt, net of unamortized debt issuance costs			595,149	616,329

Unsecured term loan	LIBOR + 2.35% (5)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.35% (6)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,450)	(1,230)
Unsecured term loans, net of unamortized debt issuance costs			398,550	398,770

Senior unsecured credit facility	LIBOR + 2.40% (7)	July 2023 (8)	55,000	75,000

Total debt, net of unamortized debt issuance costs			$1,048,699	$1,090,099
Weighted-Average Interest Rate	3.89%
_____________
(1) The loan was repaid on June 25, 2020.
(2)    LIBOR is subject to a floor of 1.0%.
(3)    The loan may be extended for an additional year upon satisfaction of certain conditions.
(4)    Assumed in connection with the acquisition of the Hotel Palomar Phoenix on March 1, 2018. The loan matured and was repaid on December 7, 2020.
(5)    We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.
(6) We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.
(7) Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.
(8)    The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities as of December 31, 2020 are as follows (in thousands):

2021	$15,318
2022	59,546
2023	194,650
2024	432,381
2025	295,807
Thereafter	—
$997,702

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2020, eight of our 31 hotel properties were secured by mortgage debt.

On June 25, 2020, we refinanced our only significant near-term debt maturity by closing on a $48.0 million mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek (“Salt Lake City Marriott”). The loan proceeds were used to repay the existing $52.5 million mortgage loan secured by the Salt Lake City Marriott that was scheduled to mature in November 2020, with the balance funded by corporate cash on hand. The new loan matures in January 2022 and has an option to extend the maturity to January 2023, subject to the satisfaction of certain conditions. The new loan bears interest at LIBOR plus 3.25%. The LIBOR rate is subject to a floor of 1.0%. The loan requires principal payments of $150 thousand per month, with the remaining principal due at maturity.

Due to the impact of COVID-19, we requested relief with respect to certain conditions of the loans on our hotels syndicated through commercial mortgage backed security (“CMBS”) pools. With the exception of the mortgage loan secured by the Westin Boston Waterfront, we have not received any of the requested relief. On July 16, 2020, we entered into an amendment to the mortgage loan secured by the Westin Boston Waterfront. The amendment allows us to use the hotel’s current reserve balance for replacement of furniture and fixtures (“FF&E Reserve”) for the debt service payments due for three months beginning August 2020. We are required to replenish any funds from the FF&E Reserve used for amounts due under the loan ratably over a 12-month period ending in June 2022.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2020, the debt service coverage ratios or debt yields for all of our mortgage loans were below the minimum thresholds such that the cash trap provision of each respective loan was triggered, with the exception of the mortgage loan secured by the Salt Lake City Marriott, which does not have a cash trap provision. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023, a $350 million unsecured term loan maturing in July 2024 (the “Term Loan Facility”) and a $50 million unsecured term loan maturing in October 2023 (the "2023 Term Loan"). The maturity date for the Revolving Credit Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The Credit Agreement includes the right to increase the Revolving Credit Facility and Term Loan Facility in aggregate up to $1.2 billion, subject to lender approval. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%. As of December 31, 2020, we had $55.0 million in borrowings outstanding under the Revolving Credit Facility.

We incurred interest and unused fees on the Revolving Credit Facility of $4.5 million, $3.7 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. We incurred interest on the unsecured term loans of $13.4 million, $13.7 million and $10.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On June 9, 2020, we entered into amendments (the “First Amendments”) to the Credit Agreements (as amended, the “Amended Credit Agreements”). The First Amendments waive the quarterly tested financial covenants from June 9, 2020 through the first quarter of 2021, unless we elect to terminate the waiver on an earlier date (such period between June 9, 2020 and the earlier of such date of termination and the end of the first quarter of 2021, the “Covenant Relief Period”).

During the Covenant Relief Period and until the date we have demonstrated compliance with the financial covenants for the fiscal quarter following the end of the Covenant Relief Period (the “Restriction Period”), the First Amendments (i) require that the net cash proceeds from certain incurrences of indebtedness, equity issuances and asset dispositions will, subject to various exceptions, be applied as a mandatory prepayment of the amounts outstanding under the Amended Credit Agreements, (ii) impose an additional covenant that we and our subsidiaries maintain minimum liquidity, defined as unrestricted cash plus available capacity on the Revolving Credit Facility, of at least $100.0 million, and (iii) impose additional negative covenants that will limit our ability to incur additional indebtedness, pay dividends and distributions (except to the extent required to maintain REIT status), repurchase shares, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, in each case subject to various exceptions. During the Restriction Period, acquisitions of encumbered hotels are permitted, subject to a $300 million limitation, and acquisitions of unencumbered hotels are permitted subject to a partial repayment of the outstanding balance on the Revolving Credit Facility or funded with junior capital.

Following the end of the Covenant Relief Period, the First Amendments modify certain financial covenants until January 1, 2022 or unless we elect to terminate the period on an earlier date (the “Ratio Adjustment Period”), as follows:

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

During the Covenant Relief Period and until the earlier of (i) January 1, 2022 and (ii) the date on which we have demonstrated compliance with the financial covenants, without giving effect to the modifications imposed during the Ratio Adjustment Period for two consecutive quarters following the Covenant Relief Period, the equity interests of certain of our subsidiaries that own unencumbered properties are required to be pledged to secure the obligations owed under the Amended Credit Agreements.

During the Covenant Relief Period and the Ratio Adjustment Period, the First Amendments also set the applicable interest rate to LIBOR plus a margin of 2.40% for the Revolving Credit Facility and LIBOR plus a margin of 2.35% for the Term Loan Facility and 2023 Term Loan. The First Amendments also add a LIBOR floor of 0.25% to the variable interest rate calculation. On August 14, 2020, we entered into second amendments to the Amended Credit Agreements that permit us to pay dividends on preferred stock up to $17.5 million annually.

On January 20, 2021, we entered into third amendments to the Amended Credit Agreements that provides for the following modifications:

•Extends the Covenant Relief Period through the fourth quarter of 2021, unless we elect to terminate the period on an earlier date;
•Extends of the Ratio Adjustment Period until April 1, 2023, unless we elect to terminate the period on an earlier date, and further modifies certain financial covenants, as follows:
•Maximum Leverage Ratio is increased from 60% to 65%;
•Unencumbered Leverage Ratio is increased from 60% to 65%; and
•Unencumbered Implied Debt Service Coverage Ratio may not be less than 1.00 to 1.00
•Increases the applicable interest rate as follows: (i) for all revolving loans outstanding, LIBOR plus a margin of 2.55% per annum, and (ii) for all term loans outstanding, LIBOR plus a margin of 2.40% per annum;
•Increases the minimum liquidity covenant to $125.0 million; and
•Increases our ability to pay dividends on preferred stock up to $25.0 million annually.

9. Income Taxes

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current - Federal	$—	$420	$66
State	79	541	984
Foreign	7	49	460
	86	1,010	1,510
Deferred - Federal	(13,766)	80	1,857
State	(4,866)	132	(122)
Foreign	(32,819)	20,806	(444)
Change in valuation allowance	24,913	—	300
	(26,538)	21,018	1,591
Income tax (benefit) provision	$(26,452)	$22,028	$3,101

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Statutory federal tax (benefit) provision (1)	$(88,733)	$43,313	$19,089
Tax impact of REIT election	37,394	(14,125)	(14,439)
State income tax (benefit) provision, net of federal tax benefit	(3,782)	532	405
Foreign income tax expense (benefit)	3,618	(6,998)	(2,927)
Change in valuation allowance	24,913	—	300
Other	138	(694)	673
Income tax (benefit) provision	$(26,452)	$22,028	$3,101
_____________________________
(1)Beginning January 1, 2018, the U.S. federal income tax rate decreased from 35% to 21%.

Frenchman's Reef is owned by a subsidiary that has elected to be treated as a TRS, and is subject to U.S. Virgin Islands (“USVI”) income taxes. We are party to a tax agreement with the USVI that reduces the income tax rate to approximately 4.4%. In December 2019, we were granted a modification to the tax agreement that reduces the income tax rate to approximately 2.3% beginning January 1, 2020. This agreement expires in February 2030.

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

	2020	2019
Federal
Net operating loss carryforwards	$13,960	$—
Deferred income	2,799	2,382
Other	24	529
Depreciation and amortization	(7,028)	(7,928)
Less: Valuation allowance	(9,166)	—
Federal - Deferred tax assets (liabilities), net	$589	$(5,017)

State
Net operating loss carryforwards	$5,639	$2,572
Deferred income	712	735
Alternative minimum tax credit carryforwards	80	80
Other	7	167
Depreciation and amortization	(1,787)	(2,446)
Less: Valuation allowance	(4,313)	(700)
State - Deferred tax assets, net	$338	$408

Foreign (USVI)
Depreciation and amortization	$12,134	$(21,060)
Land basis recorded in purchase accounting	(2,617)	(2,617)
Less: Valuation allowance	(12,134)	—
Foreign - Deferred tax liabilities, net	$(2,617)	$(23,677)

As of December 31, 2020, we had deferred tax assets of $19.6 million consisting of federal and state net operating loss carryforwards. The state loss carryforwards generally expire in 2022 through 2040 if not utilized by then. Certain of the federal loss carryforwards expire in 2034; the remaining federal loss carryforwards do not expire.

We analyze our deferred tax assets for each jurisdiction and record a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets. As of December 31, 2020, we have a valuation allowance of $25.6 million on our deferred tax assets as we can no longer be assured that we will be able to realize most of these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on our hotels' operations.

10. Relationships with Managers and Franchisors

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

The following is a summary of management fees for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Base management fees	$6,908	$21,712	$20,467
Incentive management fees	—	5,705	5,805
Amortization of deferred income related to key money	(227)	(227)	(2,398)
Amortization of unfavorable contract liabilities	(3,103)	(1,715)	(1,715)
Total management fees, net	$3,578	$25,475	$22,159

None of our hotels earned incentive management fees for the year ended December 31, 2020. Eight of our hotels earned incentive management fees for the year ended December 31, 2019. Nine of our hotels earned incentive management fees for the year ended December 31, 2018.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

Key Money

Our managers and franchisors have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations. We amortized $0.4 million of key money during the year ended December 31, 2020, $0.4 million during the year ended December 31, 2019, and $2.6 million during the year ended December 31, 2018.

In connection with the termination of the management agreement for Frenchman's Reef, we accelerated the amortization of key money received from the hotel manager from the date of our notice of termination through the effective termination date of February 20, 2018. We recognized an additional $2.2 million of amortization of key money in connection with this acceleration during the year ended December 31, 2018.

Franchise Agreements

We have franchise agreements for 19 of our hotels as of December 31, 2020. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room sales, and, under certain agreements, a percentage based on gross food and beverage sales. Further, we pay certain other fees for marketing and reservation services.

The following is a summary of franchise fees for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Franchise fees	$10,301	$27,102	$26,348
Amortization of deferred income related to key money (1)	(170)	(170)	(170)
Total franchise fees, net	$10,131	$26,932	$26,178
_____________________________

(1)Relates to key money received for The Lexington Hotel.

In January 2020, we entered into a franchise agreement with Marriott for the Westin Boston Waterfront. The franchise agreement expires in December 2026. In June 2020, our hotel formerly named the Sheraton Suites Key West became the Barbary Beach House Key West and is no longer subject to a franchise agreement.

In August 2020, we entered into several agreements with Marriott covering a number of our properties as follows:

•We terminated the existing management agreements with Marriott and entered into new franchise agreements with Marriott for the Atlanta Marriott Alpharetta, Salt Lake City Marriott, The Lodge at Sonoma Renaissance Resort & Spa, Renaissance Charleston Historic District Hotel, and Courtyard New York Manhattan/Fifth Avenue. The term of each of the new franchise agreements is generally equivalent to the term remaining under each of the management agreements that were terminated, including Marriott’s extension options. In connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability. The accelerated amortization is included as a reduction to management fees on the accompanying consolidated statement of operations for the year ended December 31, 2020.

•The franchise agreement for The Lodge at Sonoma Renaissance Resort & Spa provides us an option through July 2022 to convert the hotel to an Autograph Collection Hotel for the remaining franchise term.

•We entered into a new franchise agreement for the Vail Marriott Mountain Resort to convert the brand to a Luxury Collection Hotel. The new franchise agreement has a term of 20 years, and the brand conversion will be effective upon the completion of an agreed-upon renovation.

•The franchise agreement for The Lexington Hotel was amended to provide the Company with a right to terminate such agreement on or after April 2, 2021, subject to the payment of unamortized key money as of the date of termination and payment of a termination fee.

•The franchise agreements for the JW Marriott Denver Cherry Creek, Westin Washington D.C. City Center and Westin San Diego Downtown were amended to extend the term of each agreement by 10 years. The amended franchise agreement for the JW Marriott Denver Cherry Creek provides the Company with an option to convert the hotel to a Luxury Collection Hotel, subject to the completion of a property improvement plan.

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

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel as of December 31, 2020:

•The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•The Courtyard New York Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•The Salt Lake City Marriott is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the adjacent City Creek Center. We own a 21% interest in the land under the hotel. The term of the ground lease covering the land under the hotel runs through 2056, inclusive of renewal options. The term of the ground lease covering the extension into the City Creek Center is coterminous with the term of the ground lease covering the land under the hotel. As such, the term also runs through 2056, inclusive of renewal options.

•The Westin Boston Waterfront is subject to a ground lease that runs until 2099. There are no renewal options.

•The Hotel Palomar Phoenix is subject to a ground lease that runs until 2085, inclusive of three renewal options of five years each.

•Cavallo Point is subject to a ground lease with the United States National Park Service that runs until 2066. There are no renewal options.

A portion of the parking garage relating to the Worthington Renaissance Fort Worth Hotel is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. Each of the ground leases has a term that runs through July 2067, inclusive of three 15-year renewal options. The remainder of the land on which the parking garage is constructed is owned by us in fee simple.

A portion of the JW Marriott Denver Cherry Creek is subject to a ground lease that covers approximately 5,500 square feet. The term of the ground lease runs through December 2030, inclusive of two 5-year renewal options. The lease may be indefinitely extended thereafter in one-year increments. The remainder of the land on which the hotel is constructed is owned by us in fee simple.

We lease the buildings and sublease the underlying land containing 28 of the 70 rooms at the Orchards Inn Sedona, which expires in 2070, including all extension options. The remainder of the land underlying the hotel is owned by us in fee simple.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard New York Manhattan/Fifth Avenue, Westin Boston Waterfront, Salt Lake City Marriott, and Cavallo Point ground leases). Most of our ground leases require us to make payments for all charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

In March 2020, we acquired the remaining 4.5% interest in the land underlying the Kimpton Shorebreak Resort located in Huntington Beach, California, for a purchase price of $1.6 million and are now no longer subject to a ground lease.

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Bethesda Marriott Suites	Through 4/2087	$869,679 (2)
Courtyard New York Manhattan/Fifth Avenue (3)	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2085	$4,321,336
Salt Lake City Marriott (Ground lease for hotel) (4)	Through 12/2056	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott (Ground lease for extension)	1/2018 - 12/2056 (5)	$13,500
Westin Boston Waterfront (6) (Base rent)	1/2016 - 12/2020	$750,000
	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Waterfront (Percentage rent)	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
JW Marriott Denver Cherry Creek	1/2016 - 12/2020	$50,000
	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (7)	$60,000
Orchards Inn Sedona	Through 6/2018	$117,780
	7/2018 - 12/2070	$123,499 (8)
Hotel Palomar Phoenix (Base Rent)	Through 3/2020	$16,875
	4/2020 - 3/2021	$33,750
	4/2021 - 3/2085	$34,594 (9)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (10)	1/2022 - 12/2023	$390,000
	1/2024 - 12/2033	$312,000
	1/2034 - 12/2043	$234,000
	1/2044 - 12/2053	$156,000
	1/2054 - 12/2063	$78,000
	1/2064 - 3/2085	$—
Cavallo Point (Base Rent)	Through 12/2018	$1
	1/2019 - 12/2066	$67,034 (11)
Cavallo Point (12) (Percentage Rent)	Through 12/2018	1.0% of adjusted gross revenue over threshold
	1/2019 - 12/2023	2.0% of adjusted gross revenue over threshold
	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (13) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold

Property	Term (1)	Annual Rent
Worthington Renaissance Fort Worth Hotel garage ground lease	8/2013 - 7/2022	$40,400
	8/2022 - 7/2037	$46,081
	8/2037 - 7/2052	$51,763
	8/2052 - 7/2067	$57,444
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2020. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2020.

(4)	We own a 21% interest in the land underlying the hotel and, as a result, 21% of the annual rent under the ground lease is paid to us by the hotel.

(5)	Rent will increase from the prior year's rent based on a Consumer Price Index calculation on each January 1, beginning January 1, 2019 and through the end of the lease.

(6)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(7)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(8)	Represents rent for the year ended December 31, 2020. Rent increases based on a Consumer Price Index calculation annually.

(9)	Represents rent for the year ended March 31, 2021. Rent increases annually each April by 2.5%.

(10)	As lessee of government property, the hotel is subject to a Government Property Lease Excise Tax under Arizona state statute with payments beginning in 2022.

(11)	Base rent increased in January 2019 and resets every five years based on the average of the previous three years of adjusted gross revenues, as defined in the ground lease, multiplied by 75%.

(12)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(13)
Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $40 million in 2018, $42 million in 2019, and $42 million plus an annual increase based on a Consumer Price Index calculation for 2020 and every year thereafter through the end of the lease term.

12. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2020 and 2019, in thousands, are as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,048,699	$1,078,900	$1,090,099	$1,110,353
_______________

(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.
The Company's interest rate derivatives, which are not designated or accounted for as accounting hedges, consisted of the following as of December 31, 2020 and 2019, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2020	December 31, 2019
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(3,231)	$(1,597)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(9,386)	(948)
							$(12,617)	$(2,545)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of December 31, 2020. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

The following table presents the fair value of assets that are measured on a non-recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Hotel properties	$45,500	$—	$—	$45,500

As described in Note 3, during the fourth quarter of 2020, we adjusted the carrying amount of Frenchman's Reef to its fair value and recorded a related impairment loss of $174.1 million. The fair value was determined using a discounted cash flow model whereby we estimated the future net cash flows expected to be generated by the hotel, using assumptions for estimated remaining reconstruction costs, estimated developer profit, forecasted operating revenues and expenses, and proceeds from the ultimate disposition of the hotel. The discount rate of 11.5% and the terminal capitalization rate of 8.5% used in the discounted cash flow model are considered significant unobservable inputs in estimating the non-recurring fair value measurement. The fair value measurement of the property is a Level 3 measurement under the fair value hierarchy (see Note 2).

13.  Quarterly Operating Results (Unaudited)

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$169,995	$20,379	$50,067	$59,047
Total operating expenses	189,513	88,902	111,870	278,078
Operating (loss) income	$(19,518)	$(68,523)	$(61,803)	$(219,031)
Net (loss) income	$(34,692)	$(73,387)	$(79,635)	$(208,313)
Net (loss) income attributable to common stockholders	$(34,559)	$(72,782)	$(80,437)	$(209,897)
Net (loss) income per share available to common stockholders—basic	$(0.17)	$(0.36)	$(0.40)	$(1.04)
Net (loss) income per share available to common stockholders—diluted	$(0.17)	$(0.36)	$(0.40)	$(1.04)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Total revenue	$202,375	$257,918	$240,279	$237,519
Total operating expenses	185,885	211,960	211,033	75,214
Operating income	$16,490	$45,958	$29,246	$162,305
Net income	$8,980	$29,074	$11,574	$134,583
Net income attributable to common stockholders	$8,945	$28,960	$11,529	$134,053
Net income per share available to common stockholders—basic	$0.04	$0.14	$0.06	$0.67
Net income per share available to common stockholders—diluted	$0.04	$0.14	$0.06	$0.66

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2020 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Marriott Alpharetta	$—	$3,623	$33,503	$2,974	$3,623	$36,477	$40,100	$(13,560)	$26,540	2005	40 years
Barbary Beach House Key West	—	49,592	42,958	13,840	49,592	56,798	106,390	(6,651)	99,739	2015	40 years
Bethesda Marriott Suites	—	—	45,656	7,362	—	53,018	53,018	(19,444)	33,574	2004	40 years
Cavallo Point, The Lodge at Golden Gate	—	—	123,100	2,963	—	126,063	126,063	(9,027)	117,036	2018	40 years
Chicago Marriott Downtown, Magnificent Mile	—	36,900	347,921	97,210	36,900	445,131	482,031	(143,767)	338,264	2006	40 years
The Gwen Hotel	—	31,650	76,961	22,899	31,650	99,860	131,510	(30,100)	101,410	2006	40 years
Courtyard Denver Downtown	—	9,400	36,180	6,308	9,400	42,488	51,888	(9,284)	42,604	2011	40 years
Courtyard New York Manhattan/Fifth Avenue	—	—	34,685	5,113	—	39,798	39,798	(15,519)	24,279	2004	40 years
Courtyard New York Manhattan/Midtown East	(79,535)	16,500	54,812	6,556	16,500	61,368	77,868	(23,401)	54,467	2004	40 years
Frenchman's Reef & Morning Star Marriott Beach Resort	—	17,713	50,697	(43,361)	17,713	7,336	25,049	—	25,049	2005	40 years
Havana Cabana Key West	—	32,888	13,371	5,570	32,888	18,941	51,829	(2,622)	49,207	2014	40 years
Hilton Boston Downtown/Faneuil Hall	—	23,262	128,628	15,211	23,262	143,839	167,101	(29,374)	137,727	2012	40 years
Hilton Burlington Lake Champlain	—	9,197	40,644	6,720	9,197	47,364	56,561	(9,218)	47,343	2012	40 years
Hilton Garden Inn New York/Times Square Central	—	60,300	88,896	869	60,300	89,765	150,065	(14,255)	135,810	2014	40 years
Hotel Emblem San Francisco	—	7,856	21,085	8,728	7,856	29,813	37,669	(4,703)	32,966	2012	40 years
Hotel Palomar Phoenix	—	—	59,703	(61)	—	59,642	59,642	(4,286)	55,356	2018	40 years
JW Marriott Denver Cherry Creek	(60,052)	9,200	63,183	11,074	9,200	74,257	83,457	(15,858)	67,599	2011	40 years
Kimpton Shorebreak Resort	—	19,908	37,525	4,680	20,423	41,690	62,113	(5,988)	56,125	2015	40 years
The Landing Lake Tahoe Resort & Spa	—	14,816	24,351	862	14,816	25,213	40,029	(1,838)	38,191	2018	40 years
L'Auberge de Sedona	—	39,384	22,204	2,002	39,384	24,206	63,590	(3,460)	60,130	2017	40 years
The Lexington Hotel	—	92,000	229,368	26,805	92,000	256,173	348,173	(58,877)	289,296	2011	40 years
Orchards Inn Sedona	—	9,726	10,180	158	9,726	10,338	20,064	(1,075)	18,989	2017	40 years
Renaissance Charleston Historic District Hotel	—	5,900	32,511	9,411	5,900	41,922	47,822	(9,206)	38,616	2010	40 years
Salt Lake City Marriott Downtown at City Creek	(47,250)	—	45,815	11,015	855	55,975	56,830	(19,755)	37,075	2004	40 years
The Lodge at Sonoma Renaissance Resort and Spa	(26,268)	3,951	22,720	11,465	3,951	34,185	38,136	(14,310)	23,826	2004	40 years
Vail Marriott Mountain Resort	—	5,800	52,463	26,109	5,800	78,572	84,372	(22,643)	61,729	2005	40 years
Westin Boston Waterfront	(186,840)	—	273,696	35,183	—	308,879	308,879	(103,983)	204,896	2007	40 years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	11,568	54,293	94,795	149,088	(13,837)	135,251	2014	40 years
Westin San Diego Downtown	(60,261)	22,902	95,617	9,438	22,902	105,055	127,957	(21,887)	106,070	2012	40 years
Westin Washington D.C City Center	(58,282)	24,579	122,229	13,170	24,579	135,399	159,978	(28,158)	131,820	2012	40 years
Worthington Renaissance Fort Worth Hotel	(79,214)	15,500	63,428	24,483	15,500	87,911	103,411	(27,457)	75,954	2005	40 years
Total	$(597,702)	$616,840	$2,377,317	$356,324	$618,210	$2,732,271	$3,350,481	$(683,543)	$2,666,938

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Balance at December 31, 2017	$3,025,089
Additions:
Acquisitions	221,970
Capital expenditures	60,950
Deductions:
Dispositions and other	—
Balance at December 31, 2018	3,308,009
Additions:
Acquisitions	—
Capital expenditures	69,270
Deductions:
Dispositions and other	—
Balance at December 31, 2019	3,377,279
Additions:
Acquisitions	—
Capital expenditures	34,512
Deductions:
Impairment losses	(61,310)
Dispositions	—
Balance at December 31, 2020	$3,350,481

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Balance at December 31, 2017	$492,871
Depreciation and amortization	63,997
Dispositions and other	—
Balance at December 31, 2018	556,868
Depreciation and amortization	68,543
Dispositions and other	—
Balance at December 31, 2019	625,411
Depreciation and amortization	73,362
Impairment losses	(15,230)
Dispositions	—
Balance at December 31, 2020	$683,543

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $3,311,291 as of December 31, 2020.