Form 10-Q
period 2021-03-31
DiamondRock Hospitality Co
filed 2021-05-07
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 210,251,765 shares of its $0.01 par value common stock outstanding as of May 7, 2021.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Property and equipment, net	$2,677,156	$2,817,356
Right-of-use assets	96,376	96,673
Restricted cash	24,120	23,050
Due from hotel managers	72,172	69,495
Prepaid and other assets	24,400	28,403
Cash and cash equivalents	99,827	111,796
Total assets	$2,994,051	$3,146,773
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$591,544	$595,149
Unsecured term loans, net of unamortized debt issuance costs	398,126	398,550
Senior unsecured credit facility	100,000	55,000
Total debt	1,089,670	1,048,699

Lease liabilities	105,583	104,973
Deferred rent	57,492	56,344
Due to hotel managers	81,821	95,548
Unfavorable contract liabilities, net	64,381	64,796
Accounts payable and accrued expenses	39,052	46,542
Deferred income related to key money, net	10,847	10,946
Total liabilities	1,448,846	1,427,848
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,243,765 and 210,073,514 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,103	2,101
Additional paid-in capital	2,285,509	2,285,491
Accumulated deficit	(749,832)	(576,531)
Total stockholders’ equity	1,537,828	1,711,109
Noncontrolling interests	7,377	7,816
Total equity	1,545,205	1,718,925
Total liabilities and equity	$2,994,051	$3,146,773

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2021	2020
Revenues:
Rooms	$50,412	$111,801
Food and beverage	13,925	43,905
Other	8,600	14,289
Total revenues	72,937	169,995
Operating Expenses:
Rooms	13,828	35,653
Food and beverage	11,561	31,087
Management fees	1,119	3,477
Franchise fees	2,447	5,796
Other hotel expenses	48,935	77,843
Depreciation and amortization	26,962	30,100
Impairment losses	122,552	—
Corporate expenses	7,159	5,557
Total operating expenses, net	234,563	189,513
Interest and other (income) expense, net	(156)	399
Interest expense	8,484	21,218
Total other expenses, net	8,328	21,617
Loss before income taxes	(169,954)	(41,135)
Income tax (expense) benefit	(1,613)	6,443
Net loss	(171,567)	(34,692)
Less: Net loss attributable to noncontrolling interests	720	133
Net loss attributable to the Company	(170,847)	(34,559)
Distributions to preferred stockholders	(2,454)	—
Net loss attributable to common stockholders	$(173,301)	$(34,559)
Loss per share:
Net loss per share available to common stockholders—basic	$(0.82)	$(0.17)
Net loss per share available to common stockholders—diluted	$(0.82)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	4,760,000	$48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	170,251	2	18	—	20	281	301
Net loss	—	—	—	—	—	(170,847)	(170,847)	(720)	(171,567)
Balance at March 31, 2021	4,760,000	$48	210,243,765	$2,103	$2,285,509	$(749,832)	$1,537,828	$7,377	$1,545,205

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	—	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Share-based compensation	—	—	154,981	1	189	—	190	238	428
Redemption of Operating Partnership units	—	—	—	—	(15)	—	(15)	(186)	(201)
Common stock repurchased and retired	—	—	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Net loss	—	—	—	—	—	(34,559)	(34,559)	(133)	(34,692)
Balance at March 31, 2020	—	$—	199,243,338	$1,992	$2,079,534	$(213,420)	$1,868,106	$8,491	$1,876,597

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(171,567)	$(34,692)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,962	30,100
Corporate asset depreciation as corporate expenses	56	58
Non-cash lease expense and other amortization	1,672	1,750
Non-cash interest rate swap fair value adjustment	2,731	11,312
Amortization of debt issuance costs	611	453
Impairment losses	122,552	—
Amortization of deferred income related to key money	(99)	(99)
Share-based compensation	1,783	1,561
Changes in assets and liabilities:
Prepaid expenses and other assets	4,299	(207)
Due to/from hotel managers	(15,188)	15,821
Accounts payable and accrued expenses	(8,756)	(15,794)
Net cash (used in) provided by operating activities	(34,944)	10,263
Cash flows from investing activities:
Capital expenditures for operating hotels	(9,479)	(19,617)
Capital expenditures for Frenchman's Reef reconstruction	(2,477)	(29,156)
Acquisition of interest in the land underlying the Kimpton Shorebreak Resort	—	(1,585)
Proceeds from property insurance	—	10,663
Net cash used in investing activities	(11,956)	(39,695)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,797)	(3,457)
Draws on senior unsecured credit facility	45,000	400,000
Repayments of senior unsecured credit facility	—	(75,000)
Payment of debt financing costs	(1,149)	—
Distributions on common stock and units	(117)	(25,557)
Distributions on preferred stock	(2,454)	—
Repurchase of common stock	—	(10,000)
Redemption of Operating Partnership units	—	(201)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,482)	(1,248)
Net cash provided by financing activities	36,001	284,537
Net (decrease) increase in cash, cash equivalents, and restricted cash	(10,899)	255,105
Cash, cash equivalents, and restricted cash at beginning of period	134,846	179,792
Cash, cash equivalents, and restricted cash at end of period	$123,947	$434,897

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$10,476	$10,036
Cash refunded for income taxes, net	$(330)	$(306)
Capitalized interest	$—	$1,006
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$21	$143
Accrued capital expenditures	$2,526	$3,896

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$99,827	$111,796
Restricted cash	24,120	23,050
Total cash, cash equivalents and restricted cash	$123,947	$134,846

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

As of March 31, 2021, we owned 31 hotels with 10,103 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New York, New York (4); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); St. Thomas, U.S. Virgin Islands; and Vail, Colorado. Subsequent to March 31, 2021, we sold the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) located in St. Thomas, U.S. Virgin Islands. See Note 3 for further discussion of the sale. Frenchman's Reef has been closed since September 2017 as a result of damage caused by Hurricane Irma.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. The virus spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the overall demand for lodging has materially decreased. We suspended operations at 20 of our 30 previously operating hotels for a portion of 2020. For the three months ended March 31, 2021, four of our 30 previously operating hotels were closed for all or a portion of the quarter.

We have taken aggressive steps to mitigate the COVID-19 pandemic's operational and financial impacts on our business, as described in our consolidated financial statements contained within our Annual Report on Form 10-K filed on March 1, 2021. The COVID-19 pandemic has had a material adverse impact on our operations and financial results for the three months ended March 31, 2021. The severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, but we expect it will continue to have a material adverse impact on our results of operations, financial position and cash flow in 2021.

Demand at our leisure-focused hotels has improved in the latter part of 2020 and the first quarter of 2021. Demand at our other hotels, however, remains at historically low levels. Several markets throughout the country experienced a resurgence of COVID-19 case counts during the recent winter months and reimplemented or strengthened closures, quarantines, and social distancing requirements. The availability and effectiveness of COVID-19 vaccines, as well as other public health and geopolitical factors, are likely to impact the timing, pace, and extent of a lodging demand recovery.

As of March 31, 2021, the Company had unrestricted cash of $99.8 million and $300.0 million of borrowing capacity on our senior unsecured credit facility.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2021, the results of our operations for the three months ended March 31, 2021 and 2020, the statements of equity for the three months ended March 31, 2021 and 2020, and the cash flows for the three months ended March 31, 2021 and 2020. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed on March 1, 2021.

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

Going Concern

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. In making our evaluation, we considered our financial position and liquidity sources, including forecasted future cash flows and our ability to meet contractual obligations that are due or may become due over the next 12 months. We determined that there is not substantial doubt about our ability to continue as a going concern over the next 12 months as of May 7, 2021.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. Management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying amount. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. As discussed in Note 3, we recorded impairment losses on The Lexington Hotel and Frenchman's Reef as of March 31, 2021.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021 and December 31, 2020, we had a valuation allowance of $27.0 million and $25.6 million, respectively, on our deferred tax assets.

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

We had no accruals for tax uncertainties as of March 31, 2021 and December 31, 2020.

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

3.Property and Equipment

Property and equipment as of March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$583,349	$618,210
Land improvements	7,994	7,994
Buildings and site improvements	2,602,661	2,724,277
Furniture, fixtures and equipment	472,685	539,729
Construction in progress	20,660	37,481
	3,687,349	3,927,691
Less: accumulated depreciation	(1,010,193)	(1,110,335)
	$2,677,156	$2,817,356

As of March 31, 2021 and December 31, 2020, we had accrued capital expenditures of $2.5 million and $3.9 million, respectively.

On March 24, 2021, we entered into an agreement to sell The Lexington Hotel to an unaffiliated third party for a contractual purchase price of $185.0 million. We anticipate the sale will close before the end of the third quarter of 2021. No assurance can be given, however, that we will successfully complete the sale. The hotel remains classified as held and used as of March 31, 2021, based on our assessment of the criteria for a hotel to be classified as held for sale (see Note 2). During the three months ended March 31, 2021, we evaluated the recoverability of the carrying amount of The Lexington Hotel as a result of our assessment in the first quarter of 2021 that it is more likely than not that the hotel will be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $111.7 million to adjust the hotel's carrying amount to its estimated fair value. See Note 9 for further discussion about the determination of the hotel's fair value.

On April 30, 2021, we sold a wholly owned subsidiary of the Company that owns Frenchman's Reef to an unaffiliated third party pursuant to a share purchase agreement (the “Purchase Agreement”) dated April 27, 2021. Pursuant to the Purchase Agreement, the Company received $35.0 million in cash upon closing, as well as a participation right in the future profits of the hotel once certain return metrics are achieved. Although we expect the profit participation could be meaningful, there can be no assurance that the property will satisfy such return metrics. The Purchase Agreement is a recognized subsequent event in accordance with FASB ASC 855, Subsequent Events. As a result, we recorded an impairment loss of $10.8 million for the three months ended March 31, 2021 to adjust the hotel's carrying amount to the contractual consideration. The hotel was classified as held and used as of March 31, 2021, based on our assessment of the criteria for a hotel to be classified as held for sale (see Note 2).

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking garage as of March 31, 2021. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of March 31, 2021, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$2,760	$2,808
Variable lease payments	$41	$237
Cash paid for amounts included in the measurement of operating lease liabilities	$866	$807

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of March 31, 2021
2021 (excluding the three months ended March 31, 2021)	$2,630
2022	3,940
2023	3,997
2024	3,976
2025	4,036
Thereafter	755,089
Total lease payments	773,668
Less imputed interest	(668,085)
Total lease liabilities	$105,583

The Salt Lake City Marriott Downtown at City Creek is subject to a ground lease. On April 1, 2021, we completed a transaction to extend the lease term by 50 years to December 31, 2106. In consideration for the extension, we transferred our 21.25% interest in the land to the majority ground lessors and provided a cash payment of $2.8 million.

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

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. No shares were sold under the ATM Program during the three months ended March 31, 2021. As of May 7, 2021, shares of common stock having an aggregate offering price of up to $112.1 million remained available for sale under the ATM Program.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of March 31, 2021 and December 31, 2020, there were 4,760,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 963,612 and 855,191 common OP units held by unaffiliated third parties and executive officers of the Company as of March 31, 2021 and December 31, 2020, respectively. There were 135,388 and 243,809 LTIP units outstanding as of March 31, 2021 and December 31, 2020, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

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

We have paid the following dividends to holders of our Series A Preferred Stock during 2021:

Payment Date	Record Date	Dividend per Share
March 31, 2021	March 18, 2021	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 4,396,976 shares as of March 31, 2021. In addition to these shares, additional shares of common stock may be issued from time to time in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2021 to March 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	557,273	$9.83
Granted	1,114,894	9.40
Vested	(236,288)	9.93
Unvested balance at March 31, 2021	1,435,879	$9.48

In March 2021, our board of directors granted 691,490 restricted shares of common stock as special retention awards (the “Special Retention Awards”) for certain executives, including our named executive officers. The Special Retention Awards generally vest over a five-year period from the date of their grant based on continued employment. Vesting occurs on the following schedule:

•0% for the first three years,
•25% on the third anniversary of the grant,
•25% on the fourth anniversary of the grant, and
•50% on the fifth anniversary of the grant.

The total unvested share awards as of March 31, 2021 are expected to vest as follows: 8,202 shares during 2021, 424,416 shares during 2022, 458,585 shares during 2023, 285,103 shares during 2024, 129,788 shares during 2025 and 129,785 shares during 2026. As of March 31, 2021, the unrecognized compensation cost related to restricted stock awards was $13.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 44 months. We recorded $0.8 million and $0.7 million of compensation expense related to restricted stock awards for the three months ended March 31, 2021 and 2020, respectively.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Under this framework, 50% of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The number of PSUs earned is limited to 100% of the PSU Target Award if the Company's total stockholder return is negative for the three-year performance period. The improvement in market share for each of our hotels is measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized benchmarking service for the hospitality industry. There is no payout of shares of our common stock if the percentage of our hotels with market share improvements is less than 30%. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if the percentage of our hotels with market share improvements is greater than or equal to 75%. For the PSUs granted on March 2, 2021, the improvement in market share for each of our hotels will be measured over a two-year performance period starting on January 1, 2022, which is when we anticipate most major hotels will be open within our competitive sets.

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

On March 2, 2021, our board of directors granted 347,981 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $9.28 using the assumptions of volatility of 68.8% and a risk-free rate of 0.26%. The grant date fair value of the portion of the PSUs based on hotel market share was $9.40, which was the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2021 to March 31, 2021 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	912,186	$9.63
Granted	347,981	9.34
Vested (1)	(290,927)	9.90
Unvested balance at March 31, 2021	969,240	$9.45
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2021 was equal to 100.0% of the PSU Target Award.

The total unvested PSUs as of March 31, 2021 are expected to vest as follows: 269,224 units during 2022, 352,035 units during 2023 and 347,981 units during 2024. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2021, the unrecognized compensation cost related to the PSUs was $6.0 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.7 million of compensation expense related to the PSUs for each of the three months ended March 31, 2021 and 2020.

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
A summary of our LTIP units from January 1, 2021 to March 31, 2021 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	243,809	$10.29
Vested (1)	(108,421)	10.38
Unvested balance at March 31, 2021	135,388	$10.22
______________________
(1)As of March 31, 2021, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of March 31, 2021 are expected to vest as follows: 108,422 units during 2022 and 26,966 units during 2023. As of March 31, 2021, of the 325,264 LTIP units granted, 189,876 LTIP units have vested.

As of March 31, 2021, the unrecognized compensation cost related to LTIP unit awards was $1.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 19 months. We recorded $0.3 million and $0.2 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2021 and 2020, respectively.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	(173,301)	$(34,559)
Dividends declared on unvested share-based compensation	—	—
Net loss available to common stockholders	$(173,301)	$(34,559)
Denominator:
Weighted-average number of common shares outstanding—basic	211,671,581	201,207,835
Effect of dilutive securities:
Unvested restricted common stock	—	—
Shares related to unvested PSUs	—	—
Weighted-average number of common shares outstanding—diluted	211,671,581	201,207,835
Earnings (loss) per share:
Net loss per share available to common stockholders—basic	$(0.82)	$(0.17)
Net loss per share available to common stockholders—diluted	$(0.82)	$(0.17)

For the three months ended March 31, 2021 and 2020, 757,591 and 168,270 of unvested restricted common shares and 695,654 and 375,602 of unvested PSUs were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2021 and December 31, 2020 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of March 31, 2021	Maturity Date	March 31, 2021	December 31, 2020
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2022 (2)	$46,800	$47,250
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023	57,691	58,282
The Lodge at Sonoma Renaissance Resort & Spa mortgage loan	3.96%	April 2023	26,144	26,268
Westin San Diego Downtown mortgage loan	3.94%	April 2023	59,844	60,261
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	79,117	79,535
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	78,770	79,214
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	59,732	60,052
Westin Boston Waterfront mortgage loan	4.36%	November 2025	185,808	186,840
Unamortized debt issuance costs			(2,362)	(2,553)
Total mortgage and other debt, net of unamortized debt issuance costs			591,544	595,149

Unsecured term loan	LIBOR + 2.40% (3)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.40% (4)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,874)	(1,450)
Unsecured term loans, net of unamortized debt issuance costs			398,126	398,550

Senior unsecured credit facility	LIBOR + 2.55% (5)	July 2023 (6)	100,000	55,000

Total debt, net of unamortized debt issuance costs			$1,089,670	$1,048,699
Weighted-Average Interest Rate	3.87%
_______________________

(1)LIBOR is subject to a floor of 1.0%.
(2)The loan may be extended for an additional year upon satisfaction of certain conditions.
(3) We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.
(4) We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. LIBOR is subject to a floor of 0.25%.
(5) LIBOR is subject to a floor of 0.25%.
(6)    The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2021, eight of our 31 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of March 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans with cash trap provisions were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023, a $350 million unsecured term loan maturing in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan maturing in October 2023 (the “2023 Term Loan”). The maturity date for the Revolving Credit Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%. As of March 31, 2021, we had $100.0 million in borrowings outstanding under the Revolving Credit Facility.

We incurred interest and unused fees on the Revolving Credit Facility of $0.7 million for each of the three months ended March 31, 2021 and 2020. We incurred interest on the unsecured term loans of $3.6 million and $3.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

On January 20, 2021, we entered into third amendments to the Amended Credit Agreements that provide for the following modifications:

•Extends the Covenant Relief Period through the fourth quarter of 2021, unless we elect to terminate the period on an earlier date;
•Extends the Ratio Adjustment Period until April 1, 2023, unless we elect to terminate the period on an earlier date, and further modifies certain financial covenants, as follows:
◦Maximum Leverage Ratio is increased from 60% to 65%;
◦Unencumbered Leverage Ratio is increased from 60% to 65%; and
◦Unencumbered Implied Debt Service Coverage Ratio may not be less than 1.00 to 1.00
•Increases the applicable interest rate as follows: (i) for all revolving loans outstanding, LIBOR plus a margin of 2.55% per annum, and (ii) for all term loans outstanding, LIBOR plus a margin of 2.40% per annum;
•Increases the minimum liquidity covenant to $125.0 million; and
•Increases our ability to pay dividends on preferred stock up to $25.0 million annually.

9. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2021 and December 31, 2020, in thousands, is as follows:

	March 31, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,089,670	$1,103,030	$1,048,699	$1,078,900
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of March 31, 2021 and December 31, 2020, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2021	December 31, 2020
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(2,768)	$(3,231)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(7,118)	(9,386)
							$(9,886)	$(12,617)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

The carrying amount of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

The following table presents the fair value of assets that are measured on a non-recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Hotel properties	$220,000	$—	$220,000	$—

During the three months ended March 31, 2021, we adjusted the carrying amount of The Lexington Hotel to its fair value of $185.0 million and recorded a related impairment loss of $111.7 million. Further, during the three months ended March 31, 2021, we adjusted the carrying amount of Frenchman's Reef to its fair value of $35.0 million and recorded a related impairment loss of $10.8 million. The fair values were determined based on the contractual sales prices pursuant to executed purchase and sale agreements. Contractual sales prices are considered observable inputs other than quoted prices (Level 2 measurements) in the fair value hierarchy.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 as updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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
•failure to effectively execute our long-term business strategy and successfully identify and complete acquisitions and dispositions (including the proposed sale of The Lexington Hotel);
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
•risks associated with our potential failure to qualify as a REIT (as defined below) under the Internal Revenue Code of 1986, as amended (the “Code”);
•possible adverse changes in tax and environmental laws; and
•risks associated with our dependence on key personnel whose continued service is not guaranteed.

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2021, we owned a portfolio of 31 premium hotels and resorts that contain 10,103 guest rooms located in 21 different markets in North America and the U.S. Virgin Islands. Subsequent to March 31, 2021, we sold the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) located in St. Thomas, U.S. Virgin Islands. See

Note 3 to the accompanying consolidated financial statements for further discussion of the sale. Frenchman's Reef has been closed since September 2017 as a result of damage caused by Hurricane Irma.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 69% of our total revenues for the three months ended March 31, 2021 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. The virus spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the overall demand for lodging has materially decreased. We suspended operations at 20 of our 30 previously operating hotels for a portion of 2020. For the three months ended March 31, 2021, four of our 30 previously operating hotels were closed for all or a portion of the quarter.

We have taken aggressive steps to mitigate the COVID-19 pandemic's operational and financial impacts on our business, as described in our consolidated financial statements contained within our Annual Report on Form 10-K filed on March 1, 2021. The COVID-19 pandemic has had a material adverse impact on our operations and financial results for the three months ended March 31, 2021. The severity and duration of the COVID-19 pandemic cannot be reasonably estimated at this time, but we expect it will continue to have a material adverse impact on our results of operations, financial position and cash flow in 2021.

The situation surrounding the COVID-19 pandemic remains fluid. Market demand for lodging at our hotels is closely correlated with reported infection levels near our hotel locations, consumer confidence, and guidance from health officials and federal, state, and local governments. Demand at our leisure-focused hotels has improved in the latter part of 2020 and the first quarter of 2021. Demand at our other hotels, however, remains at historically low levels. Several markets throughout the country experienced a resurgence of COVID-19 case counts during the recent winter months and reimplemented or strengthened closures, quarantines, and social distancing requirements. The availability and effectiveness of COVID-19 vaccines, as well as other public health and geopolitical factors, are likely to impact the timing, pace, and extent of a lodging demand recovery. As demand returns, we will continue to aggressively asset manage our hotels. We continue to carefully assess staffing needs, cleanliness and safety protocols, business mix, and other initiatives. We expect that the COVID-19 pandemic will decrease the pipeline of supply of new hotel rooms within the markets we operate, which will further stabilize RevPAR and profitability.

As of March 31, 2021, the Company had liquidity of $436.9 million, which includes unrestricted corporate cash of $99.8 million, $300.0 million of borrowing capacity on our senior unsecured credit facility, and unrestricted cash held at our hotels, which is included in due from hotel managers on our accompanying consolidated balance sheets.

Our Hotels

The following tables set forth certain operating information for the three months ended March 31, 2021 for each of our hotels. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion of the three months ended March 31, 2021 that it was open.

Hotels Open Throughout the Three Months Ended March 31, 2021
Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2020 RevPAR
Westin Boston Waterfront (1)	Boston, Massachusetts	793	15.0%	$119.58	$17.91	(84.8)%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	30.5%	108.20	33.00	(62.4)%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	34.9%	136.41	47.54	(57.7)%
Westin San Diego Downtown	San Diego, California	436	22.0%	141.50	31.06	(75.3)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	55.9%	255.18	142.74	(35.9)%
Westin Washington, D.C. City Center	Washington, D.C.	410	8.8%	150.94	13.23	(88.6)%
Hilton Boston Downtown/Faneuil Hall (1)	Boston, Massachusetts	403	21.2%	106.46	22.60	(82.1)%
Vail Marriott Mountain Resort (1)	Vail, Colorado	344	73.6%	373.06	274.74	(7.0)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	67.0%	126.21	84.54	(34.2)%

Atlanta Marriott Alpharetta	Atlanta, Georgia			318	22.9%	94.37	21.61	(75.8)%
The Gwen Hotel (1)	Chicago, Illinois			311	23.5%	191.04	44.84	(61.9)%
Bethesda Marriott Suites	Bethesda, Maryland			272	18.5%	105.58	19.49	(76.0)%
Hilton Burlington Lake Champlain (1)	Burlington, Vermont			258	32.7%	114.95	37.63	(28.7)%
Hotel Palomar Phoenix (1)	Phoenix, Arizona			242	49.8%	147.96	73.63	(55.3)%
JW Marriott Denver Cherry Creek (1)	Denver, Colorado			199	39.4%	200.92	79.12	(39.3)%
Barbary Beach House Key West (1)	Key West, Florida			184	83.2%	347.09	288.93	7.4%
The Lodge at Sonoma Renaissance Resort & Spa (1)	Sonoma, California			182	27.7%	216.11	59.82	(43.3)%
Courtyard Denver Downtown (1)	Denver, Colorado			177	35.7%	94.11	33.60	(57.4)%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina			167	56.8%	214.87	122.12	(21.2)%
Kimpton Shorebreak Resort	Huntington Beach, California			157	43.4%	229.94	99.69	(28.4)%
Cavallo Point, The Lodge at the Golden Gate (1)	Sausalito, California			142	19.3%	547.30	105.82	(48.7)%
Havana Cabana Key West (1)	Key West, Florida			106	90.8%	261.53	237.49	2.5%
Hotel Emblem San Francisco (1)	San Francisco, California			96	15.2%	128.42	19.52	(88.7)%
L'Auberge de Sedona	Sedona, Arizona			88	80.8%	716.68	578.77	63.4%
The Landing Lake Tahoe Resort & Spa (1)	South Lake Tahoe, California			82	49.5%	338.05	167.37	25.9%
Orchards Inn Sedona (1)	Sedona, Arizona			70	62.2%	253.24	157.61	32.7%
TOTAL/WEIGHTED AVERAGE FOR OPEN HOTELS				7,205	35.8%	216.93	77.68	(44.3)%

Hotels Closed for a Portion of the Three Months Ended March 31, 2021
Property (2)	Location	Date of Closure	Date of Reopening	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2020 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	4/10/2020 1/3/2021	9/1/2020 (3)	1,200	0.2%	$148.58	$0.35	(99.5)%
The Lexington Hotel (1)	New York, New York	3/29/2020	-	725	—%	—	—	(100.0)%
Hilton Garden Inn New York/Times Square Central (1)	New York, New York	3/29/2020	(4)	282	—%	—	—	(100.0)%
Courtyard New York Manhattan/Fifth Avenue (1)	New York, New York	3/27/2020	-	189	—%	—	—	(100.0)%
TOTAL/WEIGHTED AVERAGE FOR CLOSED HOTELS				2,396	0.1%	148.58	0.17	(99.8)%

TOTAL/WEIGHTED AVERAGE				9,601	26.9%	$216.85	$58.34	(54.4)%

____________________

(1)Operations were suspended for a portion of the three months ended March 31, 2020.
(2)Frenchman's Reef closed on September 6, 2017 due to Hurricane Irma and remains closed. Accordingly, there is no operating information for the three months ended March 31, 2021.
(3)    On January 3, 2021, we suspended operations at the Chicago Marriott Downtown Magnificent Mile due to lack of travel demand. We reopened the hotel on April 15, 2021.
(4) The hotel reopened on May 3, 2021.

Results of Operations

The comparability of our results of operations for the three months ended March 31, 2021 to the three months ended March 31, 2020 has been significantly impacted by the effects of the COVID-19 pandemic. We expect the comparability of our results of operations in future periods will be similarly impacted.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

In response to the COVID-19 pandemic, operations were suspended at four of our hotels for all or a portion of the three months ended March 31, 2021. Operations were suspended at 18 of our hotels for a portion of the three months ended March 31, 2020.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2021	2020	% Change
Rooms	$50.4	$111.8	(54.9)%
Food and beverage	13.9	43.9	(68.3)%
Other	8.6	14.3	(39.9)%
Total revenues	$72.9	$170.0	(57.1)%

Our total revenues decreased $97.1 million from $170.0 million for the three months ended March 31, 2020 to $72.9 million for the three months ended March 31, 2021.

The following are key hotel operating statistics for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	% Change
Occupancy %	26.9%	59.1%	(32.2)%
ADR	$216.85	$216.46	0.2%
RevPAR	$58.34	$127.98	(54.4)%

Food and beverage revenues decreased $30.0 million from the three months ended March 31, 2020.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, decreased by $5.7 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2021	2020	% Change
Rooms departmental expenses	$13.8	$35.7	(61.3)%
Food and beverage departmental expenses	11.6	31.1	(62.7)
Other departmental expenses	2.0	3.9	(48.7)
General and administrative	9.9	25.0	(60.4)
Utilities	4.1	4.8	(14.6)
Repairs and maintenance	5.8	8.3	(30.1)
Sales and marketing	5.8	14.1	(58.9)
Franchise fees	2.4	5.8	(58.6)
Base management fees	1.1	3.5	(68.6)
Property taxes	14.1	14.6	(3.4)
Other fixed charges	3.8	4.4	(13.6)
Severance costs	0.1	—	100.0
Professional fees and pre-opening costs related to Frenchman's Reef	0.6	(0.3)	N/A
Lease expense	2.8	3.0	(6.7)
Total hotel operating expenses	$77.9	$153.9	(49.4)%

Our hotel operating expenses decreased $76.0 million from $153.9 million for the three months ended March 31, 2020 to $77.9 million for the three months ended March 31, 2021.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $3.1 million, or 10.4%, from the three months ended March 31, 2020. This is primarily due to the timing of fully depreciated capital expenditures.

Impairment losses. During the three months ended March 31, 2021, we recorded an impairment loss of $111.7 million related to The Lexington Hotel and an impairment loss of $10.8 million related to Frenchman's Reef. No impairment losses were recorded during the three months ended March 31, 2020.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.6 million, or 28.8%, from $5.6 million for the three months ended March 31, 2020 to $7.2 million for the three months ended March 31, 2021 primarily due to increases in employee-related compensation and other employee-related expenses.

Interest expense. Our interest expense was $8.5 million and $21.2 million for the three months ended March 31, 2021 and 2020, respectively, and was comprised of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Mortgage debt interest	$6.3	$6.5
Unsecured term loan interest	3.6	3.2
Credit facility interest and unused fees	0.7	0.7
Amortization of debt issuance costs and debt premium	0.6	0.5
Capitalized interest	—	(1.0)
Interest rate swap mark-to-market and net settlements	(2.7)	11.3
	$8.5	$21.2

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by the cessation of interest capitalization due to the pause on the reconstruction of Frenchman's Reef.

Income taxes. We recorded income tax expense of $1.6 million for the three months ended March 31, 2021 and income tax benefit of $6.4 million for the three months ended March 31, 2020.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service and operating expenses and capital expenditures directly associated with our hotels. We have suspended our quarterly common stock dividend. We currently expect that our existing cash balances and available capacity on our senior unsecured credit facility will be sufficient to meet our short-term liquidity requirements.

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans with cash trap provisions were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2021, we had $1.1 billion of debt outstanding with a weighted average interest rate of 3.87% and a weighted average maturity date of approximately 3.2 years. We have no near-term mortgage debt maturities and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements. Further information is available in Note 1 to the accompanying consolidated financial statements for measures taken in response to the impact of COVID-19.

ATM Program

We have an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200 million. No shares were sold under the ATM Program during the three months ended March 31, 2021. As of May 7, 2021, shares of common stock having an aggregate offering price of up to $112.1 million remained available for sale under the ATM Program.
Preferred Shares

In 2020, we issued a total of 4,760,000 shares of Series A Preferred Stock with a liquidation preference of $25.00 per share, for net proceeds of $114.5 million. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

On August 14, 2020, we entered into additional amendments (the “Second Amendments”) that permit us to pay dividends on preferred stock up to $17.5 million annually. On January 20, 2021, we executed additional amendments (the “Third Amendments” and together with the First Amendments and Second Amendments, the “Credit Agreement Amendments”) to the Credit Agreements to extend the existing waiver of the quarterly tested financial covenants through the fourth quarter of 2021, unless terminated early at our option. The Third Amendments also extend the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023. As of March 31, 2021, we had $100.0 million of borrowings outstanding under our senior unsecured credit facility.

Additional information about the Amended Credit Agreements, including the restrictions imposed by the Amended Credit Agreements and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common and preferred stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of March 31, 2021, we had $99.8 million of unrestricted cash and $24.1 million of restricted cash and $100.0 million of outstanding borrowing on our senior unsecured credit facility.

Our net cash used in operations was $34.9 million for the three months ended March 31, 2021. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $12.0 million for the three months ended March 31, 2021, which consisted of capital expenditures at our operating hotels and Frenchman's Reef.

Our net cash provided by financing activities was $36.0 million for the three months ended March 31, 2021, which consisted of $45.0 million in borrowings on our senior unsecured credit facility, offset by $2.5 million of distributions paid to holders of preferred stock, $3.8 million of scheduled mortgage debt principal payments, $1.1 million paid for financing costs for the Amended Credit Agreements, and $1.6 million paid to repurchase shares for the payment of tax withholding obligations and for accrued dividends upon the vesting of restricted stock.

We currently anticipate our significant sources of cash for the year ending December 31, 2021 will be the net cash flow from hotel operations as the lodging disruptions from COVID-19 subside and the net proceeds from the sale of Frenchman's Reef and The Lexington Hotel. We expect our estimated uses of cash for the year ending December 31, 2021 will be scheduled debt service payments, capital expenditures, potential funding of hotel working capital requirements, distributions to preferred stockholders, and corporate expenses.

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

We have paid the following dividends to holders of our Series A Preferred Stock during 2021, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2021	March 18, 2021	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2021, we have set aside $17.3 million for capital projects in property improvement funds, which are included in restricted cash.

In response to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our operating hotels and paused the rebuild of Frenchman's Reef. In 2021, we expect to spend approximately $55 million on necessary capital improvements and a select few transformational projects with attractive returns on investment. Significant projects in 2021 include the following:

•The Lodge at Sonoma: We are completing an upgrade renovation to reposition and rebrand the hotel to an Autograph Collection Hotel in the third quarter of 2021. The renovation includes a new Michael Mina restaurant.
•Vail Marriott Mountain Resort: We plan to complete the final phase of a multi-year renovation to rebrand the hotel as a Luxury Collection Hotel in the fourth quarter of 2021.
•JW Marriott Denver Cherry Creek: We plan to complete the renovations in the second half of 2021 to rebrand the hotel as a Luxury Collection Hotel at the start of 2022.

We invested approximately $9.5 million in capital improvements at our operating hotels during the three months ended March 31, 2021. We spent approximately $2.5 million on the rebuild of Frenchman's Reef during the three months ended March 31, 2021.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2021	2020

Net loss	$(171,567)	$(34,692)
Interest expense	8,484	21,218
Income tax expense (benefit)	1,613	(6,443)
Real estate related depreciation and amortization	26,962	30,100
EBITDA / EBITDAre	(134,508)	10,183
Impairment losses	122,552	—
EBITDAre	(11,956)	10,183
Non-cash lease expense and other amortization	1,672	1,750
Professional fees and pre-opening costs related to Frenchman's Reef (1)	575	(297)
Hotel manager transition items	128	227
Severance costs (2)	10	—
Adjusted EBITDA	$(9,571)	$11,863
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)
Three months ended March 31, 2021 consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2021	2020

Net loss	$(171,567)	$(34,692)
Real estate related depreciation and amortization	26,962	30,100
Impairment losses	122,552	—
FFO	(22,053)	(4,592)
Distributions to preferred stockholders	(2,454)	—
FFO available to common stock and unit holders	(24,507)	(4,592)
Non-cash lease expense and other amortization	1,672	1,750
Professional fees and pre-opening costs related to Frenchman's Reef (1)	575	(297)
Hotel manager transition items	128	227
Severance costs (2)	10	—
Fair value adjustments to interest rate swaps	(2,731)	11,312
Adjusted FFO available to common stock and unit holders	$(24,853)	$8,400
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)
Three months ended March 31, 2021 consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

Critical Accounting Policies

Our unaudited consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

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

New Accounting Pronouncements Not Yet Implemented

None.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2021 was $1.1 billion, of which $321.8 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $3.2 million annually.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31, 2021	—	$—	—	$—
February 1 - February 28, 2021	—	$—	—	$—
March 1 - March 31, 2021	145,975 (1)	$9.73	—	$—
____________________

(1)Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1†
First Amendment to Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated March 12, 2021 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021)

10.2*	Consent Letter, dated March 26, 2021, under Fifth Amended and Restated Credit Agreement

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith
† Exhibit is a management contract or compensatory plan or arrangement
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 7, 2021

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)