Form 10-Q
period 2021-09-30
DiamondRock Hospitality Co
filed 2021-11-05
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 210,619,840 shares of its $0.01 par value common stock outstanding as of November 5, 2021.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Property and equipment, net	$2,544,486	$2,817,356
Right-of-use assets	100,499	96,673
Restricted cash	31,333	23,050
Due from hotel managers	109,500	69,495
Prepaid and other assets	19,335	28,403
Cash and cash equivalents	66,499	111,796
Total assets	$2,871,652	$3,146,773
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$584,365	$595,149
Unsecured term loans, net of unamortized debt issuance costs	398,423	398,550
Senior unsecured credit facility	—	55,000
Total debt	982,788	1,048,699

Lease liabilities	107,939	104,973
Deferred rent	58,770	56,344
Due to hotel managers	84,464	95,548
Unfavorable contract liabilities, net	63,340	64,796
Accounts payable and accrued expenses	42,324	46,542
Deferred income related to key money, net	7,753	10,946
Total liabilities	1,347,378	1,427,848
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,619,840 and 210,073,514 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,106	2,101
Additional paid-in capital	2,292,180	2,285,491
Accumulated deficit	(775,537)	(576,531)
Total stockholders’ equity	1,518,797	1,711,109
Noncontrolling interests	5,477	7,816
Total equity	1,524,274	1,718,925
Total liabilities and equity	$2,871,652	$3,146,773

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Revenues:
Rooms	$128,743	$33,166	$266,051	$158,066
Food and beverage	36,513	9,586	76,052	56,529
Other	14,216	7,315	35,097	25,846
Total revenues	179,472	50,067	377,200	240,441
Operating Expenses:
Rooms	32,442	11,792	67,736	54,588
Food and beverage	26,957	10,043	58,091	45,845
Management fees	3,104	(755)	6,514	2,644
Franchise fees	6,011	1,813	12,193	8,402
Other hotel expenses	66,399	53,196	167,208	171,759
Depreciation and amortization	25,555	28,514	77,209	87,397
Impairment losses	—	—	126,697	—
Corporate expenses	8,341	7,267	23,790	19,650
Total operating expenses, net	168,809	111,870	539,438	390,285
Interest and other expense (income), net	11	(191)	(460)	58
Interest expense	10,052	10,818	29,246	43,665
Total other expenses, net	10,063	10,627	28,786	43,723
Income (loss) before income taxes	600	(72,430)	(191,024)	(193,567)
Income tax (expense) benefit	(2,371)	(7,205)	(1,433)	5,853
Net loss	(1,771)	(79,635)	(192,457)	(187,714)
Less: Net loss attributable to noncontrolling interests	6	43	812	781
Net loss attributable to the Company	(1,765)	(79,592)	(191,645)	(186,933)
Distributions to preferred stockholders	(2,454)	(845)	(7,362)	(845)
Net loss attributable to common stockholders	$(4,219)	$(80,437)	$(199,007)	$(187,778)
Loss per share:
Net loss per share available to common stockholders—basic	$(0.02)	$(0.40)	$(0.94)	$(0.93)
Net loss per share available to common stockholders—diluted	$(0.02)	$(0.40)	$(0.94)	$(0.93)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	4,760,000	$48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	170,251	2	18	—	20	281	301
Net loss	—	—	—	—	—	(170,847)	(170,847)	(720)	(171,567)
Balance at March 31, 2021	4,760,000	$48	210,243,765	$2,103	$2,285,509	$(749,832)	$1,537,828	$7,377	$1,545,205
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	52,085	—	2,502	1	2,503	280	2,783
Redemption of Operating Partnership units	—	—	8,000	—	59	—	59	(59)	—
Net loss	—	—	—	—	—	(19,033)	(19,033)	(86)	(19,119)
Balance at June 30, 2021	4,760,000	$48	210,303,850	$2,103	$2,288,070	$(771,318)	$1,518,903	$7,512	$1,526,415
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	—	—	1,802	—	1,802	282	2,084
Redemption of Operating Partnership units	—	—	315,990	3	2,308	—	2,311	(2,311)	—
Net loss	—	—	—	—	—	(1,765)	(1,765)	(6)	(1,771)
Balance at September 30, 2021	4,760,000	$48	210,619,840	$2,106	$2,292,180	$(775,537)	$1,518,797	$5,477	$1,524,274

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	—	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Share-based compensation	—	—	154,981	1	189	—	190	238	428
Redemption of Operating Partnership units	—	—	—	—	(15)	—	(15)	(186)	(201)
Common stock repurchased and retired	—	—	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Net loss	—	—	—	—	—	(34,559)	(34,559)	(133)	(34,692)
Balance at March 31, 2020	—	$—	199,243,338	$1,992	$2,079,534	$(213,420)	$1,868,106	$8,491	$1,876,597
Share-based compensation	—	—	137,616	2	2,054	4	2,060	281	2,341
Sale of common stock in follow-on offerings, net of placement fees and expenses of $10	—	—	135,481	1	1,013	—	1,014	—	1,014
Net loss	—	—	—	—	—	(72,782)	(72,782)	(605)	(73,387)
Balance at June 30, 2020	—	$—	199,516,435	$1,995	$2,082,601	$(286,198)	$1,798,398	$8,167	$1,806,565
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(845)	(845)	—	(845)
Share-based compensation	—	—	2,445	—	1,352	—	1,352	281	1,633
Sale of preferred stock, net of placement fees and expenses of $4,529	4,760,000	48	—	—	114,423	—	114,471	—	114,471
Net loss	—	—	—	—	—	(79,592)	(79,592)	(43)	(79,635)
Balance at September 30, 2020	4,760,000	$48	199,518,880	$1,995	$2,198,376	$(366,635)	$1,833,784	$8,405	$1,842,189

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(192,457)	$(187,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,209	87,397
Corporate asset depreciation as corporate expenses	169	174
Non-cash lease expense and other amortization	5,007	3,744
Non-cash interest rate swap fair value adjustment	4,488	11,329
Amortization of debt issuance costs	1,902	1,480
Impairment losses	126,697	—
Amortization of deferred income related to key money	(255)	(297)
Share-based compensation	6,652	5,536
Changes in assets and liabilities:
Prepaid expenses and other assets	3,461	(13,927)
Due to/from hotel managers	(49,952)	45,084
Accounts payable and accrued expenses	(5,258)	(7,509)
Net cash used in operating activities	(22,337)	(54,703)
Cash flows from investing activities:
Capital expenditures for operating hotels	(30,076)	(39,916)
Capital expenditures for Frenchman's Reef reconstruction	(2,673)	(38,312)
Acquisition of interest in the land underlying the Kimpton Shorebreak Resort	—	(1,585)
Extension of the Salt Lake City Marriott Downtown ground lease	(2,781)	—
Hotel acquisitions	(116,490)	—
Net proceeds from sale of hotel properties	213,817	—
Proceeds from property insurance	—	10,663
Net cash provided by (used in) investing activities	61,797	(69,150)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(11,361)	(10,594)
Proceeds from sale of common stock, net	—	1,015
Proceeds from sale of preferred stock, net	—	114,471
Proceeds from mortgage debt	—	48,000
Repayments of mortgage debt	—	(52,517)
Draws on senior unsecured credit facility	115,500	400,000
Repayments of senior unsecured credit facility	(170,500)	(375,015)
Payment of debt financing costs	(1,150)	(1,410)
Distributions on common stock and units	(119)	(25,557)
Distributions on preferred stock	(7,362)	(845)
Repurchase of common stock	—	(10,000)
Redemption of Operating Partnership units	—	(201)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,482)	(1,253)
Net cash (used in) provided by financing activities	(76,474)	86,094
Net decrease in cash, cash equivalents, and restricted cash	(37,014)	(37,759)
Cash, cash equivalents, and restricted cash at beginning of period	134,846	179,792
Cash, cash equivalents, and restricted cash at end of period	$97,832	$142,033

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$32,214	$33,017
Cash paid for income taxes, net	$1,169	$32
Capitalized interest	$—	$2,136
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$19	$138
Accrued capital expenditures	$2,075	$8,941
Transfer of land interest in consideration for extension of ground lease (see Note 4)	$855	$—
Redemption of Operating Partnership units for common stock	$2,370	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$66,499	$111,796
Restricted cash	31,333	23,050
Total cash, cash equivalents and restricted cash	$97,832	$134,846

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

As of September 30, 2021, we owned 31 hotels with 9,133 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida; Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2) and Vail, Colorado.

During the three months ended June 30, 2021, we sold the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”), located in St. Thomas, U.S. Virgin Islands, and The Lexington Hotel, located in New York, New York. See Note 9 for further discussion of these sales. During the three months ended September 30, 2021, we acquired the Bourbon Orleans Hotel, located in New Orleans, Louisiana, and the Henderson Park Inn, located in Destin, Florida. See Note 10 for further discussion of these acquisitions.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of September 30, 2021. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. The virus spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the overall demand for lodging materially decreased. We suspended operations at 20 of our 30 previously operating hotels for a portion of 2020. For a portion of the nine months ended September 30, 2021, four of our previously operating hotels were closed. As of September 30, 2021, and for the three months then ended, all of our owned hotels were open.

We have taken aggressive steps to mitigate the COVID-19 pandemic's operational and financial impacts on our business, as described in our consolidated financial statements contained within our Annual Report on Form 10-K filed on March 1, 2021. The COVID-19 pandemic has had a material adverse impact on our operations and financial results for the three and nine months ended September 30, 2021. The COVID-19 pandemic showed signs of moderating in the first half of 2021; however, given the emergence of variant strains, case counts increased in the third quarter of 2021. Currently, case counts are declining; however, the severity and duration of the pandemic cannot be reasonably estimated at this time. We expect the COVID-19 pandemic will continue to have a material adverse impact on our results of operations, financial position and cash flow in the fourth quarter of 2021.

Demand at our leisure-focused hotels improved in the latter part of 2020 and into the third quarter of 2021. Demand at our other hotels, however, remains at historically low levels. Several markets throughout the country experienced a resurgence of COVID-19 case counts during certain periods in 2021 and reimplemented or strengthened closures, quarantines, and social distancing requirements. The effectiveness and wide distribution of COVID-19 vaccines, as well as other public health and geopolitical factors, have generally reduced COVID-19 case counts. We believe that these factors, coupled with improved global distribution of the vaccine and the potential approval of vaccines for children and booster shots for the general population, are likely to positively impact the timing, pace, and extent of a lodging demand recovery. The emergence of new variant strains of COVID-19, however, has the potential to slow or reverse these positive trends in the fourth quarter of 2021 and beyond.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position, the results of our operations, the statements of equity, and cash flows. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed on March 1, 2021.

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

Currently, one of the most significant risks and uncertainties is the potential length and severity of the ongoing COVID-19 pandemic. The COVID-19 pandemic has reduced travel and adversely affected the hospitality industry in general. We believe that the actual and threatened spread of COVID-19 globally or in the regions in which we operate, or the future widespread outbreak of infectious or contagious disease, has impeded and may continue to impede national and international travel in general compared to pre-pandemic levels. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, including the duration of the outbreak, the continued spread and treatment of COVID-19, new information and developments that may emerge concerning the severity of COVID-19 or its variant strains and the actions of governments and individuals to contain COVID-19 or mitigate its impact, as well as the effect of any relaxation of current restrictions, among others. To the extent that travel activity in the U.S. continues to be materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as the business and financial results of the Company, would similarly continue to be materially and adversely impacted. See Note 1 for additional disclosures related to COVID-19 and its impact on the Company.

Going Concern

Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, our management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date that the financial statements are issued. In making our evaluation, we considered our financial position and liquidity sources, including forecasted future cash flows and our ability to meet contractual obligations that are due or may become due over the next 12 months. We determined that there is not substantial doubt about our ability to continue as a going concern for the next 12 months as of November 5, 2021.

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

As discussed in Note 9, we recorded impairment losses on The Lexington Hotel and Frenchman's Reef during the nine months ended September 30, 2021.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, we had a valuation allowance of $13.5 million and $25.6 million, respectively, on our deferred tax assets. The decrease in the valuation allowance is is primarily due to the sale of Frenchman's Reef, along with a commensurate decrease in the associated deferred tax assets.

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

We had no accruals for tax uncertainties as of September 30, 2021 and December 31, 2020.

Intangible Assets and Liabilities

Intangible assets and liabilities are recorded out-of-market contracts assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are favorable or unfavorable compared to an estimated market agreement at the acquisition date. Favorable contract assets or unfavorable contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

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

3.Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$536,682	$618,210
Land improvements	7,994	7,994
Buildings and site improvements	2,559,791	2,724,277
Furniture, fixtures and equipment	484,763	539,729
Construction in progress	15,809	37,481
	3,605,039	3,927,691
Less: accumulated depreciation	(1,060,553)	(1,110,335)
	$2,544,486	$2,817,356

As of September 30, 2021 and December 31, 2020, we had accrued capital expenditures of $2.1 million and $3.9 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking garages as of September 30, 2021. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of September 30, 2021, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$2,781	$2,760	$8,315	$8,331
Variable lease payments	$251	$17	$416	$256
Cash paid for amounts included in the measurement of operating lease liabilities	$884	$802	$2,628	$2,412

Maturities of lease liabilities as of September 30, 2021 are as follows (in thousands):

Year Ending December 31,
2021 (excluding the nine months ended September 30, 2021)	$887
2022	3,976
2023	4,033
2024	4,012
2025	4,072
Thereafter	764,477
Total lease payments	781,457
Less imputed interest	(673,518)
Total lease liabilities	$107,939

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

In August 2021, our board of directors approved an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the Current ATM Program. Prior to the implementation of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares under the Prior ATM Program were sold during the three and nine months ended September 30, 2021.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of September 30, 2021 and December 31, 2020, there were 4,760,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 639,622 and 855,191 common OP units held by unaffiliated third parties and executive officers of the Company as of September 30, 2021 and December 31, 2020, respectively. There were 135,388 and 243,809 LTIP units outstanding as of September 30, 2021 and December 31, 2020, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. The payment of future dividends, including a quarterly common dividend, will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.

We have paid the following dividends to holders of our Series A Preferred Stock during 2021:

Payment Date	Record Date	Dividend per Share
March 31, 2021	March 18, 2021	$0.515625
June 30, 2021	June 18, 2021	$0.515625
September 30, 2021	September 17, 2021	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 4,409,225 shares as of September 30, 2021. In addition to these shares, additional shares of common stock may be issued from time to time in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2021 to September 30, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	557,273	$9.83
Granted	1,177,537	9.32
Vested	(236,288)	9.93
Forfeited	(47,025)	9.21
Unvested balance at September 30, 2021	1,451,497	$9.46

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

The total unvested share awards as of September 30, 2021 are expected to vest as follows: 8,202 shares during 2021, 268,882 shares during 2022, 306,183 shares during 2023, 381,527 shares during 2024, 162,234 shares during 2025 and 324,469 shares during 2026. As of September 30, 2021, the unrecognized compensation cost related to restricted stock awards was $11.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 39 months. We recorded $1.0 million and $0.7 million of compensation expense related to restricted stock awards for the three months ended September 30, 2021 and 2020, respectively. We recorded $2.8 million and $2.0 million of compensation expense related to restricted stock awards for the nine months ended September 30, 2021 and 2020, respectively.
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

A summary of our PSUs from January 1, 2021 to September 30, 2021 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	912,186	$9.63
Granted	347,981	9.34
Vested (1)	(290,927)	9.90
Unvested balance at September 30, 2021	969,240	$9.45
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2021 was equal to 100.0% of the PSU Target Award.

The total unvested PSUs as of September 30, 2021 are expected to vest as follows: 269,224 units during 2022, 352,035 units during 2023 and 347,981 units during 2024. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2021, the unrecognized compensation cost related to the PSUs was $4.5 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $0.8 million and $0.7 million of compensation expense related to the PSUs for the three months ended September 30, 2021 and 2020, respectively. We recorded $2.2 million and $2.0 million of compensation expense related to the PSUs for the nine months ended September 30, 2021 and 2020, respectively.

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
A summary of our LTIP units from January 1, 2021 to September 30, 2021 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	243,809	$10.29
Vested (1)	(108,421)	10.38
Unvested balance at September 30, 2021	135,388	$10.22
______________________
(1)As of September 30, 2021, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of September 30, 2021 are expected to vest as follows: 108,422 units during 2022 and 26,966 units during 2023. As of September 30, 2021, of the 325,264 LTIP units granted, 189,876 LTIP units have vested.

As of September 30, 2021, the unrecognized compensation cost related to LTIP unit awards was $0.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 14 months. We recorded $0.3 million of compensation expense related to LTIP unit awards for each of the three months ended September 30, 2021 and 2020, respectively. We recorded $0.8 million of compensation expense related to LTIP unit awards for each of the nine months ended September 30, 2021 and 2020.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	(4,219)	$(80,437)	(199,007)	$(187,778)
Dividends declared on unvested share-based compensation	—	—	—	—
Net loss available to common stockholders	$(4,219)	$(80,437)	$(199,007)	$(187,778)
Denominator:
Weighted-average number of common shares outstanding—basic	212,256,590	200,978,327	211,966,969	200,994,434
Effect of dilutive securities:
Unvested restricted common stock	—	—	—	—
Shares related to unvested PSUs	—	—	—	—
Weighted-average number of common shares outstanding—diluted	212,256,590	200,978,327	211,966,969	200,994,434
Earnings (loss) per share:
Net loss per share available to common stockholders—basic	$(0.02)	$(0.40)	$(0.94)	$(0.93)
Net loss per share available to common stockholders—diluted	$(0.02)	$(0.40)	$(0.94)	$(0.93)

For the three and nine months ended September 30, 2021, 190,554 and 399,605 unvested restricted common shares, respectively, were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2021, 254,684 and 279,755 unvested PSUs, respectively, were excluded from the diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the three and nine months ended September 30, 2020, there were no unvested restricted common shares or unvested PSUs excluded from the diluted weighted-average common shares outstanding.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2021 and December 31, 2020 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of September 30, 2021	Maturity Date	September 30, 2021	December 31, 2020
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2022 (2)	$45,900	$47,250
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023	56,516	58,282
The Lodge at Sonoma Resort mortgage loan	3.96%	April 2023	25,786	26,268
Westin San Diego Downtown mortgage loan	3.94%	April 2023	59,023	60,261
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	78,305	79,535
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	77,901	79,214
JW Marriott Denver at Cherry Creek mortgage loan	4.33%	July 2025	59,112	60,052
Westin Boston Seaport District mortgage loan	4.36%	November 2025	183,799	186,840
Unamortized debt issuance costs			(1,977)	(2,553)
Total mortgage debt, net of unamortized debt issuance costs			584,365	595,149

Unsecured term loan	LIBOR + 2.40% (3)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.40% (4)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,577)	(1,450)
Unsecured term loans, net of unamortized debt issuance costs			398,423	398,550

Senior unsecured credit facility	LIBOR + 2.55% (5)	July 2023 (6)	—	55,000

Total debt, net of unamortized debt issuance costs			$982,788	$1,048,699
Weighted-Average Interest Rate	3.97%
_______________________
(1)LIBOR is subject to a floor of 1.0%.
(2)The loan may be extended for an additional year upon satisfaction of certain conditions.
(3)We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.
(4)We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. LIBOR is subject to a floor of 0.25%.
(5)LIBOR is subject to a floor of 0.25%.
(6)The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2021, eight of our 31 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of September 30, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans with cash trap provisions were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023, a $350 million unsecured term loan maturing in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan maturing in October 2023 (the “2023 Term Loan”). The maturity date for the Revolving Credit Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%. As of September 30, 2021, we had no borrowings outstanding under the Revolving Credit Facility.

We incurred interest and unused fees on the Revolving Credit Facility of $0.3 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively. We incurred interest and unused fees on the Revolving Credit Facility of $2.0 million and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively. We incurred interest on the unsecured term loans of $3.8 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively. We incurred interest on the unsecured term loans of $11.1 million and $9.8 million for the nine months ended September 30, 2021 and 2020, respectively.

On June 9, 2020, we entered into amendments to the Credit Agreements (the “Amended Credit Agreements”). The Amended Credit Agreements waived the quarterly tested financial covenants from June 9, 2020 through the first quarter of 2021 (the “Covenant Relief Period”). During the Covenant Relief Period and until the date we have demonstrated compliance with the financial covenants for the fiscal quarter following the end of the Covenant Relief Period (the “Restriction Period”), (i) the Amended Credit Agreements require that the net cash proceeds from certain incurrences of indebtedness, equity issuances and asset dispositions will, subject to various exceptions, be applied as a mandatory prepayment of the amounts outstanding under the Amended Credit Agreements, (ii) the Amended Credit Agreements impose an additional covenant that we and our subsidiaries maintain minimum liquidity, defined as unrestricted cash plus available capacity on the Revolving Credit Facility, of at least $100 million, and (iii) the Amended Credit Agreements impose additional negative covenants that will limit our ability to incur additional indebtedness, pay dividends and distributions (except to the extent required to maintain REIT status), repurchase shares, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, in each case subject to various exceptions. During the Restriction Period, acquisitions of encumbered hotels are permitted, subject to a $300 million limitation, and acquisitions of unencumbered hotels are permitted subject to a partial repayment of the outstanding balance on the Revolving Credit Facility or funded with junior capital.

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

10. Acquisitions

On July 29, 2021, we acquired the 218-room Bourbon Orleans Hotel located in New Orleans, Louisiana, for net consideration of $90.1 million, including prorations. The acquisition was funded with corporate cash. Upon acquisition of the hotel, we entered into a five-year management agreement with Evolution Hospitality. The management agreement provides for a base management fee of 2.5% of gross revenues for the first year of the agreement and 2.0% of gross revenues thereafter. The management agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority, determined in accordance with the terms of the management agreement. The incentive management fee is capped at 1% of gross revenues for each year.

On July 30, 2021, we acquired the 37-room Henderson Park Inn located in Destin, Florida, for net consideration of $26.4 million, including prorations. The acquisition was funded with corporate cash. Upon acquisition of the hotel, we entered into a five-year management agreement with Aimbridge Hospitality. The management agreement provides for a base management fee of 2.5% of gross revenues. The management agreement also provides for an incentive management fee of 15% of hotel operating profit above an owner's priority, determined in accordance with the terms of the management agreement. The incentive management fee is capped at 1% of gross revenues for each year.

11. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2021 and December 31, 2020, in thousands, is as follows:

	September 30, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$982,788	$986,850	$1,048,699	$1,078,900
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of September 30, 2021 and December 31, 2020, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2021	December 31, 2020
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(2,219)	$(3,231)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(5,910)	(9,386)
							$(8,129)	$(12,617)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2021, we owned a portfolio of 31 premium hotels and resorts that contain 9,133 guest rooms located in 22 different markets in North America.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 71% of our total revenues for the nine months ended September 30, 2021 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Impact of COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus, or COVID-19, a global pandemic. The virus spread throughout the United States and globally. As a result of the pandemic, government mandates and health official recommendations, the overall demand for lodging materially decreased. We suspended operations at 20 of our 30 previously operating hotels for a portion of 2020. For a portion of the nine months ended September 30, 2021, four of our previously operating hotels were closed. As of September 30, 2021, and for the three months then ended, all of our owned hotels were open.

We have taken aggressive steps to mitigate the COVID-19 pandemic's operational and financial impacts on our business, as described in our consolidated financial statements contained within our Annual Report on Form 10-K filed on March 1, 2021. The COVID-19 pandemic has had a material adverse impact on our operations and financial results for the three and nine months ended September 30, 2021. The COVID-19 pandemic showed signs of moderating in the first half of 2021, however, given the emergence of variant strains, case counts increased in the third quarter of 2021. Currently, case counts are declining, however, the severity and duration of the pandemic cannot be reasonably estimated at this time. We expect the COVID-19 pandemic will continue to have a material adverse impact on our results of operations, financial position and cash flow in the fourth quarter of 2021.

Demand at our leisure-focused hotels improved in the latter part of 2020 and into the third quarter of 2021. Demand at our other hotels, however, remains at historically low levels. Several markets throughout the country experienced a resurgence of COVID-19 case counts during certain periods in 2021 and reimplemented or strengthened closures, quarantines, and social distancing requirements. The effectiveness and wide distribution of COVID-19 vaccines, as well as other public health and geopolitical factors, have generally reduced COVID-19 case counts. We believe that these factors, coupled with improved global distribution of the vaccine and the potential approval of vaccines for children and booster shots for the general population, are likely to positively impact the timing, pace, and extent of a lodging demand recovery. The emergence of new variant strains of COVID-19, however, has the potential to slow or reverse these positive trends in the fourth quarter of 2021 and beyond. We will continue to aggressively asset manage our hotels and carefully assess staffing needs, cleanliness and safety protocols, business mix, and other initiatives. We expect that the COVID-19 pandemic has decreased the pipeline of supply of new hotel rooms within the markets we operate, which would further stabilize RevPAR and profitability.

Our Hotels

The following tables set forth certain operating information for the nine months ended September 30, 2021 for each of our hotels owned during the period. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion that it was open during the nine months ended September 30, 2021.

Hotels Open for the Company's Period of Ownership during the Nine Months Ended September 30, 2021
Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2020 RevPAR
Westin Boston Seaport District (1)	Boston, Massachusetts	793	38.6%	$180.87	$69.80	70.4%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	43.3%	141.35	61.25	68.3%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	51.2%	148.82	76.19	49.1%
Westin San Diego Downtown	San Diego, California	436	51.3%	157.46	80.71	17.6%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	60.2%	236.88	142.53	48.3%
Westin Washington, D.C. City Center	Washington, D.C.	410	25.8%	139.24	35.88	(16.9)%
Hilton Boston Downtown/Faneuil Hall (1)	Boston, Massachusetts	403	52.9%	193.40	102.27	114.9%
Vail Marriott Mountain Resort (1)	Vail, Colorado	344	46.0%	317.33	145.93	16.8%
Courtyard New York Manhattan/Midtown East	New York, New York	321	75.4%	171.24	129.17	35.1%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	45.3%	109.44	49.60	35.1%
The Gwen Hotel (1)	Chicago, Illinois	311	48.7%	244.80	119.29	118.7%
Bethesda Marriott Suites	Bethesda, Maryland	272	30.6%	111.73	34.20	(3.9)%
Hilton Burlington Lake Champlain (1)	Burlington, Vermont	258	59.4%	230.48	136.85	344.3%
Hotel Palomar Phoenix (1)	Phoenix, Arizona	242	55.6%	158.13	87.86	30.1%
Bourbon Orleans Hotel (2)	New Orleans, Louisiana	218	55.9%	189.19	105.73	N/A

JW Marriott Denver Cherry Creek (1)	Denver, Colorado			199	61.9%	256.72	158.94	111.9%
Barbary Beach House Key West (1)	Key West, Florida			186	85.2%	384.06	327.16	173.7%
The Lodge at Sonoma Resort (1)	Sonoma, California			182	56.7%	345.68	195.99	172.4%
Courtyard Denver Downtown (1)	Denver, Colorado			177	59.5%	152.90	91.05	136.7%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina			167	79.2%	299.52	237.18	174.7%
Kimpton Shorebreak Resort	Huntington Beach, California			157	66.0%	322.91	213.24	64.3%
Cavallo Point, The Lodge at the Golden Gate (1)	Sausalito, California			142	41.3%	634.83	262.11	129.6%
Havana Cabana Key West (1)	Key West, Florida			106	91.1%	284.07	258.91	110.3%
Hotel Emblem San Francisco (1)	San Francisco, California			96	38.3%	152.78	58.49	(8.9)%
L'Auberge de Sedona	Sedona, Arizona			88	80.9%	855.47	692.17	100.1%
The Landing Lake Tahoe Resort & Spa (1)	South Lake Tahoe, California			82	50.0%	486.70	243.57	24.2%
Orchards Inn Sedona (1)	Sedona, Arizona			70	69.9%	287.73	201.15	120.5%
Henderson Park Inn (3)	Destin, Florida			37	91.9%	630.12	579.30	16.6%
TOTAL/WEIGHTED AVERAGE FOR OPEN HOTELS				7,462	51.9%	233.68	121.24	74.2%

Hotels Closed for a Portion of the Company's Period of Ownership during the Nine Months Ended September 30, 2021
Property	Location	Date of Closure	Date of Reopening	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2020 RevPAR
Chicago Marriott Downtown Magnificent Mile (1)	Chicago, Illinois	4/10/2020 1/3/2021	9/1/2020 4/15/2021	1,200	25.1%	$194.21	$48.76	99.7%
The Lexington Hotel (1) (4)	New York, New York	3/29/2020	-	725	—%	—	—	(100.0)%
Hilton Garden Inn New York/Times Square Central (1)	New York, New York	3/29/2020	5/3/2021	282	44.2%	169.24	74.86	89.7%
Courtyard New York Manhattan/Fifth Avenue (1)	New York, New York	3/27/2020	6/1/2021	189	40.9%	181.14	74.06	75.6%
TOTAL/WEIGHTED AVERAGE FOR CLOSED HOTELS				2,396	24.9%	186.02	46.31	24.0%

TOTAL/WEIGHTED AVERAGE				9,858	46.0%	$228.06	$104.93	67.7%

____________________
(1)Operations were suspended for a portion of the nine months ended September 30, 2020.
(2)The operating statistics reflect our ownership period from July 29, 2021 to September 30, 2021. The hotel was closed during the comparable period in 2020.
(3)The operating statistics reflect our ownership period from July 30, 2021 to September 30, 2021.
(4)The hotel was sold on June 30, 2021. The operating statistics reflect the period from January 1, 2021 to June 30, 2021.

Results of Operations

The comparability of our results of operations for the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 has been impacted by the effects of the COVID-19 pandemic. Our results of operations for the three and nine months ended September 30, 2020 were impacted by the advent of the COVID-19 pandemic and corresponding government mandates and health official recommendations. Our results of operations for the three and nine months ended September 30, 2021 have improved relative to the three and nine months ended September 30, 2020 as government mandates eased, vaccines were distributed, and travel increased. We expect the comparability of our results of operations in future periods to past periods in 2020 and 2021 will be similarly impacted by the effects of COVID-19.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

In response to the COVID-19 pandemic, operations were suspended at 20 of our hotels for a portion of the three months ended September 30, 2020. As of September 30, 2021, and for the three months then ended, all of our owned hotels were open.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2021	2020	% Change
Rooms	$128.7	$33.2	287.7%
Food and beverage	36.5	9.6	280.2%
Other	14.3	7.3	95.9%
Total revenues	$179.5	$50.1	258.3%

Our total revenues increased $129.4 million from $50.1 million for the three months ended September 30, 2020 to $179.5 million for the three months ended September 30, 2021.

The following are key hotel operating statistics for the three months ended September 30, 2021 and 2020. The 2020 amounts reflect the period in 2020 comparable to our ownership period in 2021 for our dispositions of Frenchman's Reef and The Lexington Hotel and the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn.

	Three Months Ended September 30,
	2021	2020	% Change
Occupancy %	65.1%	19.9%	45.2%
ADR	$237.41	$206.76	14.8%
RevPAR	$154.54	$41.21	275.0%

Food and beverage revenues increased $26.9 million from $9.6 million for the three months ended September 30, 2020 to $36.5 million for the three months ended September 30, 2021.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $7.0 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2021	2020	% Change
Rooms departmental expenses	$32.4	$11.8	174.6%
Food and beverage departmental expenses	27.0	10.0	170.0
Other departmental expenses	3.8	1.6	137.5
General and administrative	16.3	7.3	123.3
Utilities	5.4	4.2	28.6
Repairs and maintenance	8.5	5.3	60.4
Sales and marketing	11.7	4.7	148.9
Franchise fees	6.0	1.8	233.3
Base management fees	3.0	(0.8)	(475.0)
Incentive management fees	0.1	—	100.0
Property taxes	11.2	14.9	(24.8)
Other fixed charges	6.2	4.5	37.8
Severance costs	—	7.4	(100.0)
Professional fees and pre-opening costs related to Frenchman's Reef	0.3	0.6	(50.0)
Lease expense	3.0	2.8	7.1
Total hotel operating expenses	$134.9	$76.1	77.3%

Our hotel operating expenses increased $58.8 million from $76.1 million for the three months ended September 30, 2020 to $134.9 million for the three months ended September 30, 2021. For the three months ended September 30, 2020, we accrued $7.4 million of severance costs at our properties as a result of the COVID-19 pandemic. Additionally, in connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability during the three months ended September 30, 2020, which reduced base management fees.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $3.0 million, or 10.4%, from the three months ended September 30, 2020.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.0 million, or 13.7%, from $7.3 million for the three months ended September 30, 2020 to $8.3 million for the three months ended September 30, 2021 primarily due to increases in employee-related compensation and other employee-related expenses.

Interest expense. Our interest expense was $10.1 million and $10.8 million for the three months ended September 30, 2021 and 2020, respectively, and was comprised of the following (in millions):

	Three Months Ended September 30,
	2021	2020
Mortgage debt interest	$6.3	$6.5
Unsecured term loan interest	3.8	3.7
Credit facility interest and unused fees	0.3	1.1
Amortization of debt issuance costs and debt premium	0.6	0.5
Interest rate swap mark-to-market and net settlements	(0.9)	(1.0)
	$10.1	$10.8

The decrease in interest expense is primarily related to a decrease in interest incurred on the credit facility, which had no outstanding borrowings for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

In response to the COVID-19 pandemic, operations were suspended at four of our hotels for a portion of the nine months ended September 30, 2021. Operations were suspended at 20 of our hotels for a portion of the nine months ended September 30, 2020.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	% Change
Rooms	$266.1	$158.1	68.3%
Food and beverage	76.1	56.5	34.7%
Other	35.0	25.8	35.7%
Total revenues	$377.2	$240.4	56.9%

Our total revenues increased $136.8 million from $240.4 million for the nine months ended September 30, 2020 to $377.2 million for the nine months ended September 30, 2021.

The following are key hotel operating statistics for the nine months ended September 30, 2021 and 2020. The 2020 amounts reflect the period in 2020 comparable to our ownership period in 2021 for our dispositions of Frenchman's Reef and The Lexington Hotel and the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn.

	Nine Months Ended September 30,
	2021	2020	% Change
Occupancy %	46.0%	29.8%	16.2%
ADR	$228.06	$210.33	8.4%
RevPAR	$104.93	$62.58	67.7%

Food and beverage revenues increased $19.6 million from $56.5 million for the nine months ended September 30, 2020 to $76.1 million for the nine months ended September 30, 2021.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $9.2 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	% Change
Rooms departmental expenses	$67.7	$54.6	24.0%
Food and beverage departmental expenses	58.1	45.8	26.9
Other departmental expenses	8.3	6.1	36.1
General and administrative	39.2	38.7	1.3
Utilities	13.7	12.0	14.2
Repairs and maintenance	21.0	17.7	18.6
Sales and marketing	25.5	23.3	9.4
Franchise fees	12.2	8.4	45.2
Base management fees	6.3	2.6	142.3
Incentive management fees	0.2	—	100.0
Property taxes	36.3	44.0	(17.5)
Other fixed charges	13.3	13.2	0.8
Severance costs	(0.2)	7.8	(102.6)
Professional fees and pre-opening costs related to Frenchman's Reef	1.4	0.4	250.0
Lease expense	8.7	8.6	1.2
Total hotel operating expenses	$311.7	$283.2	10.1%

Our hotel operating expenses increased $28.5 million from $283.2 million for the nine months ended September 30, 2020 to $311.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, we recognized $7.8 million of severance costs at our properties as a result of the COVID-19 pandemic. Additionally, in connection with the change in hotel manager of the Renaissance Charleston Historic District Hotel, we recognized $1.4 million of accelerated amortization of the unfavorable management agreement liability during the nine months ended September 30, 2020, which reduced base management fees.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $10.2 million, or 11.7%, from the nine months ended September 30, 2020.

Impairment losses. We recorded impairment losses of $11.5 million during the nine months ended September 30, 2021 related to Frenchman's Reef, which was sold on April 30, 2021. We recorded impairment losses of $115.2 million during the nine months ended September 30, 2021 related to The Lexington Hotel, which was sold on June 30, 2021. No impairment losses were recorded during the nine months ended September 30, 2020.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $4.1 million, or 20.8%, from $19.7 million for the nine months ended September 30, 2020 to

$23.8 million for the nine months ended September 30, 2021 primarily due to increases in employee-related compensation and other employee-related expenses.

Interest expense. Our interest expense was $29.2 million and $43.7 million for the nine months ended September 30, 2021 and 2020, respectively, and was comprised of the following (in millions):

	Nine Months Ended September 30,
	2021	2020
Mortgage debt interest	$18.7	$19.5
Unsecured term loan interest	11.1	9.8
Credit facility interest and unused fees	2.0	3.6
Amortization of debt issuance costs and debt premium	1.9	1.6
Capitalized interest	—	(2.1)
Interest rate swap mark-to-market and net settlements	(4.5)	11.3
	$29.2	$43.7

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

Some of our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans with cash trap provisions were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

On July 29, 2021, we acquired the 218-room Bourbon Orleans Hotel located in the New Orleans, Louisiana, for net consideration of $90.1 million, including prorations. On July 30, 2021, we acquired the 37-room Henderson Park Inn located in Destin, Florida, for net consideration of $26.4 million, including prorations.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2021, we had $1.0 billion of debt outstanding with a weighted average interest rate of 3.97% and a weighted average maturity date of approximately 2.8 years. We have one near-term mortgage debt maturity and 23 of our 31 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements. Further information is available in Note 1 to the accompanying consolidated financial statements for measures taken in response to the impact of COVID-19.

ATM Program

In August 2021, our board of directors approved an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the Current ATM Program. Prior to the implementation of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares under the Prior ATM Program were sold during the three and nine months ended September 30, 2021.
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

On August 14, 2020, we entered into additional amendments (the “Second Amendments”) that permit us to pay dividends on preferred stock up to $17.5 million annually. On January 20, 2021, we executed additional amendments (the “Third Amendments” and together with the First Amendments and Second Amendments, the “Credit Agreement Amendments”) to the Credit Agreements to extend the existing waiver of the quarterly tested financial covenants through the fourth quarter of 2021, unless terminated early at our option. The Third Amendments also extend the modification of certain financial covenants, once quarterly testing resumes, through the first quarter of 2023. As of September 30, 2021, we had no borrowings outstanding under our senior unsecured credit facility.

Additional information about the Amended Credit Agreements, including the restrictions imposed by the Amended Credit Agreements and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common and preferred stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of September 30, 2021, we had $66.5 million of unrestricted cash, $31.3 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash used in operations was $22.3 million for the nine months ended September 30, 2021. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash provided by investing activities was $61.8 million for the nine months ended September 30, 2021, which consisted of $213.8 million of net proceeds from the sale of Frenchman's Reef and The Lexington Hotel, offset by $116.5 million paid for the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn, $30.1 million of capital expenditures at our operating hotels, $2.7 million of capital expenditures at Frenchman's Reef and $2.8 million paid to extend the Salt Lake City Marriott Downtown at City Creek ground lease.

Our net cash used in financing activities was $76.5 million for the nine months ended September 30, 2021, which consisted of net repayments of $55.0 million on our senior unsecured credit facility, $7.4 million of distributions paid to holders of preferred stock, $11.4 million of scheduled mortgage debt principal payments, $1.2 million paid for financing costs for the Amended Credit Agreements, and $1.6 million paid to repurchase shares for the payment of tax withholding obligations and for accrued dividends upon the vesting of restricted stock.

We currently anticipate our significant sources of cash for the fourth quarter of 2021 will be the net cash flow from hotel operations as the lodging disruptions from COVID-19 subside. We expect our estimated uses of cash for the fourth quarter of 2021 will be scheduled debt service payments, capital expenditures, potential funding of hotel working capital requirements, distributions to preferred stockholders, corporate expenses and potential hotel acquisitions.

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

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. The payment of future dividends, including a quarterly common dividend, will be determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business.

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2021, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2021	March 18, 2021	$0.515625
June 30, 2021	June 18, 2021	$0.515625
September 30, 2021	September 17, 2021	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2021, we have set aside $20.7 million for capital projects in property improvement funds, which are included in restricted cash.

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

We invested approximately $30.1 million in capital improvements at our operating hotels during the nine months ended September 30, 2021. We spent approximately $2.7 million on the rebuild of Frenchman's Reef during the nine months ended September 30, 2021 and have no further obligations to fund any additional amounts related to the rebuild following the sale of the property on April 30, 2021. Currently, the United States is experiencing both supply chain disruptions and significant price increases for certain construction materials. The supply chain disruptions are the result of substantial backlogs of container ships seeking to unload cargo at major ports, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. We have not been significantly impacted by these backlogs to date; however, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our planned capital improvements.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, as of September 30, 2021, to contractual obligations specified in the table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2020, other than as follows. The Salt Lake City Marriott Downtown at City Creek is subject to a ground lease. On April 1, 2021, we completed a transaction to extend the lease term by 50 years to December 31, 2106. The extension of the ground lease term increases our operating lease payments contractually due by approximately $6.6 million.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements as of September 30, 2021 included construction contract commitments of approximately $26.3 million for capital expenditures at our properties. Our contracts contain clauses that allow us to cancel all or some portion of the work. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss	$(1,771)	$(79,635)	$(192,457)	$(187,714)
Interest expense	10,052	10,818	29,246	43,665
Income tax expense (benefit)	2,371	7,205	1,433	(5,853)
Real estate related depreciation and amortization	25,555	28,514	77,209	87,397
EBITDA	36,207	(33,098)	(84,569)	(62,505)
Impairment losses	—	—	126,697	—
EBITDAre	36,207	(33,098)	42,128	(62,505)
Non-cash lease expense and other amortization	1,664	1,715	5,007	5,172
Professional fees and pre-opening costs related to Frenchman's Reef (1)	335	593	1,388	418
Hotel manager transition items	523	(1,021)	651	(460)
Severance costs (2)	—	7,367	(216)	7,760
Uninsured costs related to natural disasters (3)	187	—	187	—
Adjusted EBITDA	$38,916	$(24,444)	$49,145	$(49,615)
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)	Consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.
(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that have not been or are not expected to be recovered by insurance.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020

Net loss	$(1,771)	$(79,635)		(192,457)	$(187,714)
Real estate related depreciation and amortization	25,555	28,514		77,209	87,397
Impairment losses, net of tax	(2,215)	—		127,282	—
FFO	21,569	(51,121)		12,034	(100,317)
Distributions to preferred stockholders	(2,454)	(845)		(7,362)	(845)
FFO available to common stock and unit holders	19,115	(51,966)		4,672	(101,162)
Non-cash lease expense and other amortization	1,664	1,715		5,007	5,172
Professional fees and pre-opening costs related to Frenchman's Reef (1)	335	593		1,388	418
Hotel manager transition items	523	(1,021)		651	(460)
Severance costs (2)	—	7,367		(216)	7,760
Uninsured costs related to natural disasters (3)	187	—		187	—
Fair value adjustments to interest rate swaps	(919)	(983)		(4,488)	11,329
Adjusted FFO available to common stock and unit holders	$20,905	$(44,295)	$—	$7,201	$(76,943)
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)	Consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.
(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that have not been or are not expected to be recovered by insurance.

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

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. However, competitive pressures or other factors may limit the ability of our management companies to raise room rates. Inflation may also affect our expenses and cost of capital improvements, including, without limitation, by increasing the costs of labor, employee-related benefits, food, commodities and other materials, taxes, property and casualty insurance and utilities.

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

New Accounting Pronouncements Not Yet Implemented

None.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2021 was $1.0 billion, of which $220.9 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $2.2 million annually.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)During the three months ended September 30, 2021, we issued an aggregate of 315,990 shares of common stock in exchange for OP units held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

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

November 5, 2021

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)