Form 10-K
period 2021-12-31
DiamondRock Hospitality Co
filed 2022-02-22
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2021, the last business day of the Registrant's most recently completed second fiscal quarter, was $2.0 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 210,746,895 shares of its $0.01 par value Common Stock outstanding as of February 22, 2022.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021, are incorporated by reference in Part III herein.

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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for federal income tax purposes. As of December 31, 2021, we owned a portfolio of 32 premium hotels and resorts that contain 9,349 guest rooms located in 22 different markets in North America. On January 6, 2022, we acquired the Tranquility Bay Beachfront Resort in Marathon, Florida.

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

Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in major urban market cities and destination resort locations. Each of our hotels is managed by a third party—either an independent operator or a brand operator, such as Marriott International, Inc. (“Marriott”).

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

The COVID-19 pandemic has adversely affected the hospitality industry in general. For additional information regarding the impact of COVID-19 on the Company and the measures we have taken to address such impact, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

High-Quality Urban and Destination Resort Hotels

As of December 31, 2021, we owned 32 premium hotels and resorts throughout North America. Our hotels and resorts are primarily categorized as luxury and upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our portfolio is composed primarily of hotels and resorts located in popular leisure destinations and major urban markets. We consider lodging properties located in major urban markets and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio over the past several years by recycling capital from non-core hotels, located in slower growth markets, to higher quality hotels located primarily in urban and destination resort markets. We have repositioned our portfolio through the acquisition of urban and resort hotels that align with our strategic goals while disposing of non-core hotels. Our exposure to resorts and urban lifestyle hotels increased with acquisitions in locations such as Key West, Fort Lauderdale and Destin, Florida, Sedona, Arizona, New Orleans, Louisiana, and Sausalito, Huntington Beach and South Lake Tahoe, California. Ten of our last 12 acquisitions have been resort destination hotels. Over 90% of our portfolio EBITDA for the year ended December 31, 2021 is derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, operator and brand diversity.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile with prudent leverage. We maintain balance sheet flexibility with our existing corporate cash, limited near-term debt maturities, capacity under our senior unsecured credit facility and 24 of our 32 hotels unencumbered by mortgage debt as of December 31, 2021. We are well positioned for potential credit market volatility and uncertainty in the lodging cycle given that we have limited near-term debt maturities and the majority of our debt is financed with long-term, fixed-rate mortgages with a well-laddered maturity schedule. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. We may also consider entering into joint ventures or alliances with one or more third parties to pursue attractive investment opportunities.

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

As of December 31, 2021, our outstanding debt consists of a combination of property-specific mortgage debt, all but one of which bears interest at a fixed rate, unsecured term loans, and outstanding borrowings on our senior unsecured credit facility. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Corporate Responsibility

We incorporate governance, environmental, and social initiatives in our overall business strategy, investment decisions, and asset management strategies. Our corporate responsibility platform was created in 2014. In 2021, as a result of our commitment to sustainability, we were ranked first in sustainability performance as the Global Listed / Hotel Sector Leader by the GRESB Real Estate Assessment.

We are committed to transparent reporting of our environmental, social, and governance (“ESG”) initiatives. In December 2021, we published our most recent annual Sustainability Report, which includes ESG policies, environmental and social programs, historic results, and performance targets. The annual Sustainability Report is prepared in accordance with relevant international standards and best practices, specifically the Sustainable Accounting Standards Board (“SASB”) for the Real Estate Sector.

Accounting metrics and disclosures for the real estate industry are provided by the SASB, which publishes the Real Estate Sustainability Accounting Standard. This standard advises that total energy consumed (“Total Energy Consumption”) and total water withdrawn (“Total Water Consumption”) are the metrics that best correspond with the real estate industry. The water and energy data we use is first gathered from utility statements and then reviewed, aggregated, and analyzed by third-parties.

In 2021, we engaged an independent third party to verify our energy and water consumption data. The following charts display our Total Energy Consumption and Total Water Consumption for 2020, the last fiscal year for which data is available. These metrics relate to our hotels owned for the entire year presented.

We display key metrics, documents, programs and policies through the Global Reporting Initiative (“GRI”) Index, and in accordance with the GRI framework. We also display disclosures in accordance with the framework established by the Task Force on Climate-Related Financial Disclosures (“TCFD”).

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

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.7% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. The majority of our common OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”) in December 2018. Each common OP unit currently owned by holders other than us is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of our common stock or, at our election, one share of our common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2021, limited partners held 639,622 common OP units. In the future, we may issue additional common OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS (each, a TRS lessee), or to an unrelated third party. As of December 31, 2021, we leased all of our hotels to TRS lessees. In turn, our TRS lessees must engage a third-party management company to manage the hotels.

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

See “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

Employees and Human Capital

As of December 31, 2021, we employed 28 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union. During 2021, all employees involved in the day-to-day operation of the Company’s hotels were employed by third-party management companies engaged pursuant to hotel management agreements. The employees of our hotel managers at the Courtyard New York Manhattan/Fifth Avenue, Courtyard New York Manhattan/Midtown East, Hilton Garden Inn New York/Times Square Central, Westin Boston Seaport District, and Hilton Boston Downtown/Faneuil Hall are currently represented by labor unions and are subject to collective bargaining agreements.

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

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors and should be carefully considered. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

Risks Related to Our Business and Operations

The outbreak of the novel coronavirus (COVID-19) has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies, travel and the hospitality industry and has impacted, and could continue to materially and adversely impact, our financial condition and results of operations.

COVID-19, including the emergence of various variants, has caused, and could continue to cause, widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets.

The full extent to which COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has materially and adversely affected, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease may continue to materially and adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

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

•reduced economic activity impacting our businesses, financial condition and liquidity or that of our third-party hotel managers or franchisors, which could result in us, the third-party hotel manager or the franchisor being unable to comply with operational and performance standards under the applicable management and franchise agreements;

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

•the potential that we are unable to comply with financial covenants or obtain further waivers under the agreements governing our senior unsecured credit facility, unsecured term loans and other debt, or the inability to renegotiate such covenants, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our senior unsecured credit facility or otherwise in the future;

•the lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which has caused, and could continue to cause, delays in completion of ongoing or future hotel renovations and capital improvements at our hotels;

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

•decreases in the frequency of business travel that may result from alternatives to in-person meetings, particularly in light of the continuing impact of COVID-19;

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. GDP growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in major urban market cities and destination resort locations in the U.S., our business may be particularly sensitive to changes in foreign exchange rates or a negative international perception of the U.S. arising from its political or other positions. A substantial part of our business strategy is based on the belief that the lodging markets in which we own properties will experience, or continue to experience, improving economic fundamentals, but we cannot assure you such improvement will occur, or continue to occur. However, in the event conditions in the industry deteriorate or do not see sustained improvement for an extended period of time as a result of COVID-19, or other factors, or there is an extended period of economic weakness in the lodging markets in which we own properties, our occupancy rates, revenues and profitability could be adversely affected. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, including the scope, severity and duration of the COVID-19 pandemic in the U.S., may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of hotels that would otherwise be in our best interests.

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

All but four of our hotel management agreements are terminable at our option. The remaining four hotel management agreements have remaining terms ranging from approximately six years to 37 years, inclusive of renewal periods that are exercisable at the option of the property manager. We are subject to franchise agreements at certain of our properties, with remaining terms of up to 29 years, inclusive of renewal periods that are exercisable at the option of the franchisor. See Item 2, Properties, for hotel management and franchise agreement details. Because some of our hotels would have to be sold subject to the applicable agreement, the term length of an agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

Our ground lease agreements with respect to the Bethesda Marriott Suites, the Salt Lake City Marriott Downtown at City Creek, the Westin Boston Seaport District, the Hotel Palomar Phoenix, the Courtyard New York Manhattan/Fifth Avenue and Cavallo Point, as well as the ground lease underlying our annex sublease at the Orchards Inn Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

In addition, the total amount of costs and expenses that may be incurred with respect to the unknown or contingent liabilities may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our operating results and cash flows.

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

Seven of our hotels (The Lodge at Sonoma Resort, Westin San Diego Downtown, Hotel Emblem San Francisco, Renaissance Charleston Historic District Hotel, Kimpton Shorebreak Resort, The Landing Lake Tahoe Resort & Spa, and Cavallo Point) are located in areas that are seismically active. Eight of our hotels (Havana Cabana Key West, Margaritaville Beach House Key West, Westin Fort Lauderdale Beach Resort, Henderson Park Inn, Henderson Beach Resort, Bourbon Orleans Hotel, Renaissance Charleston Historic District Hotel, and Tranquility Bay Beachfront Resort) are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks or active shooter attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 69% of our total revenues in 2021. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, a changing climate in the area of any of our hotels, outbreaks of pandemics or diseases, such as Zika, Ebola, COVID-19, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such events may result in decreases in consumer discretionary spending, including the frequency with which our customers choose to stay at hotels or the amount they spend on hotels, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida hotels (Havana Cabana Key West, Margaritaville Beach House Key West, Westin Fort Lauderdale Beach Resort, Henderson Park Inn, Henderson Beach Resort, and Tranquility Bay Beachfront Resort) each have a deductible of 5% of total insured value for a named storm and the Renaissance Charleston Historic District Hotel and Bourbon Orleans Hotel each has a deductible of 2% of total insured value. In addition, each of our California hotels (Westin San Diego Downtown, Hotel Emblem San Francisco, Kimpton Shorebreak Resort, The Lodge at Sonoma Resort, and Cavallo Point) have a deductible of 5% of total insured value for damage due to an earthquake. We have submitted insurance claims relating to natural disasters at our hotels before and may need to submit similar claims in the future. The prior claims and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited to certain matters, including approval of the annual operating budget. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. While we and our TRS lessees closely monitor the performance of our hotel managers, we do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe that our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Four of our current management agreements are non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties and the new management companies may not meet our performance expectations, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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

As of February 22, 2022, 16 of our 33 hotels operate under brands owned by Marriott and four of our hotels operate under brands owned by Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

As of February 22, 2022, 18 of our 33 hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

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

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. For instance, in 2016, Marriott acquired Starwood Hotels & Resorts, resulting in the increased portfolio concentration in the Marriott brand family (16 of our 33 hotels as of February 22, 2022). We believe Marriott may use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

We hold a leasehold or subleasehold interest in all or a portion of the land underlying eight of our hotels owned as of December 31, 2021 (Bethesda Marriott Suites, Courtyard New York Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown at City Creek, Westin Boston Seaport District, JW Marriott Denver Cherry Creek, Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and the parking areas at two of our hotels (Worthington Renaissance Fort Worth Hotel and Bourbon Orleans Hotel). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. For this reason, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Even if we successfully complete hotel acquisitions, there can be no assurance that we will be able to successfully integrate the hotels we acquire into our existing operations or otherwise realize the expected benefits of these acquisitions.

Even if we successfully complete hotel acquisitions, there can be no assurance that we will be able to successfully integrate the hotels we acquire into our existing operations or otherwise realize the expected benefits of these acquisitions. In addition, the acquisition and subsequent integration of the additional hotels into our existing portfolio may require significant time and focus from our management team and may divert attention from the day-to-day operations of our business, which could delay the achievement of our strategic objectives. Acquired properties may be located in markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. Further, the acquired properties may present other unique risks due to the nature of the assets acquired. Any delay or failure on our part to operate acquired properties to meet our financial expectations could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow.

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

The performance of the lodging industry has traditionally been closely linked with the general economy. A stall in economic growth or an economic recession could have a material adverse effect on our results of operations. When a property's occupancy or room rates drop to the point where its revenues are less than its operating expenses, we are required to spend additional funds in order to cover that property's operating expenses.

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

On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments to the credit agreements for our corporate credit facility and term loans. These amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 and allow for certain other modifications to the covenants thereafter through the second quarter of 2023. The third amendment to the credit agreements for our corporate credit facility and term loans also permits us to pay dividends on our Series A Preferred Stock in an amount up to $25.0 million annually. Due to the negative impact of the COVID-19 pandemic on our operations in 2020 and 2021 and the uncertainty regarding its impact on our operations in 2022, there can be no assurance that we will be able to meet our modified financial covenants in the future or that we will be able to obtain additional waivers from our lenders, if needed.

Many of our existing mortgage debt agreements contain, and future mortgage debt agreements may contain, “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain, and future mortgage debt agreements may contain, cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines. If the provisions in one or more of these loan agreements are triggered, substantially all of the cash flow generated by the hotel or hotels affected will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash will be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. These “cash trap” provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans, except for the mortgage loan secured by the Salt Lake Marriott Downtown at City Creek, were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements. However, the triggering of cash traps in the future could affect our liquidity and our ability to make distributions to our stockholders.

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

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We have contracts that are indexed to LIBOR, including contracts governing our variable rate debt and our interest rate swaps. We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Climate change

In recent years, numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions and, as a result, we are subject to the risks associated with such transitional effects to a law carbon scenario. These effects may include, but are not limited to, increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for environmental and social disclosures and increased costs to manage the shift in consumer preferences. For example, in an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or result in increased operating costs. Additionally, if there is a shift in consumer preferences for more sustainable travel accommodations, we may also incur increased costs to manage such consumer expectations for sustainable buildings and hotel operations. The drive to limit carbon emissions and other climate change related regulations and consumer preferences may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Americans with Disabilities Act and other changes in governmental rules and regulations.

Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such properties are “public accommodations” as defined by the ADA. Under the ADA, all public accommodations must meet various federal non-discrimination requirements related to access and use by individuals with disabilities. Compliance with the ADA’s requirements could require removal of architectural barriers to access and non-compliance could result in the payment of civil penalties, damages, and attorneys' fees and costs. We believe that our properties are in substantial compliance with the ADA; however, the obligation to comply with the ADA is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this regard. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

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

We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2021, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. For example, decreased revenues attributable to the COVID-19 pandemic may make it more difficult for us to meet the REIT gross income tests. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws or the federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to U.S. federal income tax on our taxable income at the corporate rate. We might need to borrow money or sell assets in order to pay any such tax. Also, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and we would no longer be compelled to make distributions under the Code. Unless we were entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT, but we may be required to pay a penalty tax, which could be substantial.

Maintaining our REIT qualification contains certain restrictions and drawbacks.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities. For example, we may not lease to our TRS any hotel which contains gaming. Thus, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

To qualify as a REIT, we must meet annual distribution requirements.

In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. As a result of differences between cash flow and the accrual of income and expenses for tax purposes, or nondeductible expenditures, for example, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of “taxable stock dividends” or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid federal corporate income tax and the 4% nondeductible excise tax in a particular year.

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

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the U.S. federal income tax laws to include certain entities) during the last half of any taxable year. In addition, the REIT rules generally prohibit a manager of one of our hotels from owning, directly or indirectly, more than 35% of our stock and a person who holds 35% or more of our stock from also holding, directly or indirectly, more than 35% of any such hotel management company. To qualify for and preserve REIT status, our charter contains an aggregate share ownership limit, a common share ownership limit, and a preferred share ownership limit. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of common stock or preferred stock, as applicable, owned by affiliated owners will be added together for purposes of the common share ownership limit and the preferred share ownership limit.

If anyone transfers or owns shares in a way that would violate the aggregate share ownership limit, the common share ownership limit, or the preferred share ownership limit (unless such ownership limits have been waived by our board of directors), or would prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit, the common share ownership limit, or the preferred share ownership limit. If this transfer to a trust would not be effective to prevent a violation of the ownership restrictions in our charter, then the initial intended transfer or ownership will be null and void from the outset. The intended transferee or owner of those shares will be deemed never to have owned the shares. Anyone who acquires or owns shares in violation of the aggregate share ownership limit, the common share ownership limit, the preferred share ownership limit (unless such ownership limits have been waived by our board of directors) or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

Even if we maintain our status as a REIT, in certain circumstances, we may be subject to U.S. federal and state income taxes, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or properties, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. In addition, we may be subject to U.S. federal, state, local or non-U.S. taxes in other various circumstances. Any federal or state taxes that we pay will reduce our cash available for distribution to our stockholders.

Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.

Even if we qualify and maintain our status as a REIT, we are required to pay state and local property taxes on our properties. The property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be offset by increased room rates at our hotels. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and Series A Preferred Stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders may be negatively impacted.

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

We believe that our operating partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. As a partnership, the operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge the operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were to determine that our operating partnership was properly treated as an association or as a publicly traded partnership taxable as a corporation, our operating partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing the operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to applicable tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our common stock and Series A Preferred Stock. All stockholders are urged to consult with their tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock and Series A Preferred Stock.

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

In addition, interest rates have been at historically low levels for an extended period of time but are expected to increase during the year ending December 31, 2022. The market for common shares and preferred shares of publicly traded REITs may be influenced by the distribution yield on their shares (i.e., the amount of annual distributions as a percentage of the market price of their shares) relative to market interest rates. Although current market interest rates remain low compared to historical levels, interest rates may increase. If market interest rates increase, prospective purchasers of REIT common shares and preferred shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock and Series A Preferred Stock to be relatively less attractive to our investors and the market price of our common stock and Series A Preferred Stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels.

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

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. As of December 31, 2021, 4,760,000 shares of our Series A Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred stock is approximately $119.0 million and aggregate annual dividends on these shares are approximately $9.8 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A Preferred Stock have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The conversion rights of our Series A Preferred Stock may be detrimental to holders of our common stock.

As of December 31, 2021, 4,760,000 shares of our Series A Preferred Stock were outstanding and could be converted, upon the occurrence of limited specified change in control transactions, into shares of our common stock. The conversation of the Series A Preferred Stock would dilute the stockholder ownership in our Company and common OP unit holder ownership in our operating partnership and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2021.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott Downtown Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Seaport District	Boston	Massachusetts	Upper Upscale	Full Service	793	Aimbridge Hospitality
Salt Lake City Marriott Downtown at City Creek	Salt Lake City	Utah	Upper Upscale	Full Service	510	HEI Hotels & Resorts
Worthington Renaissance Fort Worth Hotel	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Westin San Diego Downtown	San Diego	California	Upper Upscale	Full Service	436	Aimbridge Hospitality
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	433	HEI Hotels & Resorts
Westin Washington D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	Sage Hospitality
Hilton Boston Downtown/Faneuil Hall	Boston	Massachusetts	Upper Upscale	Full Service	403	Aimbridge Hospitality
The Hythe Vail, a Luxury Collection Resort (2)	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Courtyard New York Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
Atlanta Marriott Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Aimbridge Hospitality
The Gwen Hotel	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn New York/Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Bethesda Marriott Suites	Bethesda	Maryland	Upper Upscale	Full Service	272	Marriott (3)
Hilton Burlington Lake Champlain	Burlington	Vermont	Upper Upscale	Full Service	258	Aimbridge Hospitality
Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
Bourbon Orleans Hotel	New Orleans	Louisiana	Luxury	Full Service	218	Aimbridge Hospitality
Henderson Beach Resort	Destin	Florida	Luxury	Full Service	216	Salamander Hotels & Resorts (4)
JW Marriott Denver Cherry Creek	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard New York Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Highgate Hotels
Margaritaville Beach House Key West (5)	Key West	Florida	Upper Upscale	Full Service	186	Ocean Properties
The Lodge at Sonoma Resort (6)	Sonoma	California	Upper Upscale	Full Service	182	Sage Hospitality
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston Historic District Hotel	Charleston	South Carolina	Upper Upscale	Full Service	167	Aimbridge Hospitality
Kimpton Shorebreak Resort	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Passport Resorts
Havana Cabana Key West	Key West	Florida	Upscale	Select Service	106	Ocean Properties
Hotel Emblem San Francisco	San Francisco	California	Upper Upscale	Full Service	96	Viceroy Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Evolution Hospitality
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Evolution Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Evolution Hospitality
Henderson Park Inn	Destin	Florida	Upper Midscale	Full Service	37	Aimbridge Hospitality
Total					9,349

_____________

(1)As defined by STR, Inc.
(2)In November 2021, the Vail Marriott Mountain Resort was hotel rebranded as The Hythe Vail, a Luxury Collection Resort.
(3)Effective February 1, 2022, we terminated the management agreement with Marriott and entered into a franchise agreement with Hilton to brand the hotel as an Embassy Suites. In connection with the brand conversion, we entered into a management agreement with Sage Hospitality.
(4)Effective January 31, 2022, we terminated the management agreement with Salamander Hotels & Resorts and entered into a management agreement with Aimbridge Hospitality.
(5)In November 2021, the Barbary Beach House Key West was rebranded as the Margaritaville Beach House Key West.
(6)In July 2021, the hotel converted to The Lodge at Sonoma Resort.

Hotel Management Agreements

We are party to hotel management agreements for each hotel we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels as of December 31, 2021. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Terminable	Expiration Date of Current Term	Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
Atlanta Marriott Alpharetta	Aimbridge Hospitality	At will with no fee	9/2025	None
Bethesda Marriott Suites (2)	Marriott (2)	2022 with no fee	12/2025	Two ten-year periods
Bourbon Orleans Hotel	Aimbridge Hospitality	At will with fee until 7/2022; at will with no fee thereafter	7/2026	Month-to-month
Cavallo Point, The Lodge at the Golden Gate	Ft. Baker Management LLC	At will with fee	6/2023	One five-year period
Chicago Marriott Downtown Magnificent Mile	Marriott	No	12/2038	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	At will with fee	7/2026	One five-year period
Courtyard New York Manhattan/Fifth Avenue	Highgate Hotels	At will with no fee	10/2025	None
Courtyard New York Manhattan/Midtown East	HEI Hotels & Resorts	At will with fee	8/2027	None
The Gwen Hotel	HEI Hotels & Resorts	At will with fee	6/2026	None
Havana Cabana Key West	Ocean Properties	At will with no fee	12/2026	Two five-year periods
Henderson Beach Resort	Salamander Hotels & Resorts (3)	At will with no fee	1/2022	None
Henderson Park Inn	Aimbridge Hospitality	At will with fee until 7/2022; at will with no fee thereafter	7/2026	Month-to-month
Hilton Boston Downtown/Faneuil Hall	Aimbridge Hospitality	At will with no fee	7/2025	None
Hilton Burlington Lake Champlain	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Hilton Garden Inn New York/Times Square Central	Highgate Hotels	No	12/2024	One five-year period (4)
Hotel Emblem San Francisco	Viceroy Hotels & Resorts	At will with fee	12/2027	One five-year period
Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	2022 upon sale with fee; 2023 upon sale with no fee	12/2027	One five-year period (5)
The Hythe Vail, a Luxury Collection Resort	Vail Resorts	At will with fee	1/2024	None
JW Marriott Denver Cherry Creek	Sage Hospitality	At will with fee	5/2026	One five-year period
Kimpton Shorebreak Resort	Kimpton Hotel & Restaurant Group	At will with fee	2/2025	None
The Landing Lake Tahoe Resort & Spa	Evolution Hospitality	At will with fee	9/2024	One five-year period
L'Auberge de Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
The Lodge at Sonoma Resort	Sage Hospitality	At will with fee	9/2025	None
Margaritaville Beach House Key West	Ocean Properties	No	7/2027	None
Orchards Inn Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
Renaissance Charleston Historic District Hotel	Aimbridge Hospitality	At will with no fee	9/2025	None
Salt Lake City Marriott Downtown at City Creek	HEI Hotels & Resorts	At will with no fee	9/2025	None
Westin Boston Seaport District	Aimbridge Hospitality	At will with fee	1/2025	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with fee until 1/2022; at will with no fee thereafter	12/2024	None
Westin San Diego Downtown	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Westin Washington D.C. City Center	Sage Hospitality	At will with fee	11/2026	One five-year period
Worthington Renaissance Fort Worth Hotel	Marriott	No	12/2031	Two ten-year periods
____________________
(1)Certain agreements allow for other extension rights that may be only at our option.
(2)Effective February 1, 2022, we terminated the management agreement with Marriott and entered into a franchise agreement with Hilton to brand the hotel as an Embassy Suites. In connection with the brand conversion, we entered into a management agreement with Sage Hospitality, which expires in February 2027 with one five-year renewal period. The management agreement is terminable at will with a fee.
(3)Effective January 31, 2022, we terminated the management agreement with Salamander Hotels & Resorts and entered into a management agreement with Aimbridge Hospitality, which expires in February 2032 with month-to-month extensions thereafter. The management agreement is terminable at will with fee until February 2023 and at will with no fee thereafter.
(4)Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.
(5)Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2026 and 2027. The manager did not earn an incentive management fee in 2021.

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

The following table sets forth the base management fee, incentive management fee and furniture, fixture and equipment (“FF&E”) reserve contribution, generally due and payable each fiscal year, for each of our hotels as of December 31, 2021:

Property	Base Management Fee (1)		Incentive Management Fee (2)		FF&E Reserve Contribution (1)
Atlanta Marriott Alpharetta	2%		15%	(3)	4%
Bethesda Marriott Suites (4)	3%		50%	(5)	5%	(6)
Bourbon Orleans Hotel	2.5%	(7)	15%	(3)	4%
Cavallo Point, The Lodge at the Golden Gate	2.5%		20%		4%
Chicago Marriott Downtown Magnificent Mile	3%		18%	(8)	5%
Courtyard Denver Downtown	1.5%	(9)	10%		4%
Courtyard New York Manhattan/Fifth Avenue	2.5%	(10)	15%	(3)	None
Courtyard New York Manhattan/Midtown East	1.75%		15%		4%
The Gwen Hotel	2.25%		15%		4%
Havana Cabana Key West	3%		10%		4%
Henderson Beach Resort (11)	3%		10%		4%
Henderson Park Inn	2.5%		15%	(3)	4%
Hilton Boston Downtown/Faneuil Hall	1.25%		15%	(3)	4%
Hilton Burlington Lake Champlain	1.5%	(12)	10%		4%
Hilton Garden Inn New York/Times Square Central	3%		20%		4%
Hotel Emblem San Francisco	2.75%		15%		4%
Hotel Palomar Phoenix	3.5%		20%		4%
The Hythe Vail, a Luxury Collection Resort	2%		15%	(3)	4%
JW Marriott Denver Cherry Creek	2%		15%	(3)	4%
Kimpton Shorebreak Resort	2.5%		15%		4%
The Landing Lake Tahoe Resort & Spa	1.25%		15%		4%
L'Auberge de Sedona	2.25%		15%		4%
The Lodge at Sonoma Resort	2%		15%	(3)	4%
Margaritaville Beach House Key West	3%		10%		4%
Orchards Inn Sedona	2.25%		15%		4%
Renaissance Charleston Historic District Hotel	2%		15%	(3)	4%
Salt Lake City Marriott Downtown at City Creek	2%		15%	(3)	4%
Westin Boston Seaport District	1%		15%	(3)	4%
Westin Fort Lauderdale Beach Resort	2%		15%		4%
Westin San Diego Downtown	1.5%	(12)	10%		4%
Westin Washington D.C. City Center	1.5%	(9)	10%		4%
Worthington Renaissance Fort Worth Hotel	1%		25%		5%
______________
(1)As a percentage of gross revenues.
(2)As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.
(3)Total incentive management fees are capped at 1% of gross revenues.
(4)Effective February 1, 2022, we terminated the management agreement with Marriott and entered into a franchise agreement with Hilton to brand the hotel as an Embassy Suites. In connection with the brand conversion, we entered into a management agreement with Sage Hospitality. Under the new management agreement, base management fees are the sum of 1.5% of gross revenues and 1.5% gross operating profit, incentive management fees are 10% of operating profit exceeding owner's priority, and the FF&E reserve contribution is 4% of gross revenues. Total management fees are capped at 3% of gross revenues.
(5)The owner's priority expires in 2028, after which the manager will receive 50% of the hotel's operating profits.
(6)The contribution is reduced to 1% until operating profits exceed an owner's priority of $4.4 million.
(7)Beginning July 2022, the base management fee decreases to 2% of gross revenues.
(8)Calculated as 18% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's recent multi-year property renovation is treated as a deduction in calculating net operating income.
(9)The base management fee is a sum of 1.5% of gross revenues and 1.5% of gross operating profit. Total management fees are capped at 3% of gross revenues.
(10)Beginning January 2023, the base management fee decreases to 2.25% of gross revenues.

(11)Effective January 31, 2022, we terminated the management agreement with Salamander Hotels & Resorts and entered into a management agreement with Aimbridge Hospitality. Under the new management agreement, base management fees are 2.25% of gross revenues and gross operating profit, incentive management fees are 15% of operating profit exceeding owner's priority capped at 1% of gross revenues, and the FF&E reserve contribution is 4% of gross revenues.
(12)Total management fees are capped at 2.5% of gross revenues.

Additional information regarding fees incurred under hotel management agreements can be found in Note 12 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 18 franchised hotels as of December 31, 2021:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
Atlanta Marriott Alpharetta	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Courtyard Denver Downtown	10/2027	5.5% of gross room sales
Courtyard New York Manhattan/Fifth Avenue	12/2035	6% of gross room sales
Courtyard New York Manhattan/Midtown East	8/2042	6% of gross room sales
The Gwen Hotel	9/2035	4.5% of gross room sales
Hilton Boston Downtown/Faneuil Hall	7/2023	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Burlington Lake Champlain	7/2032	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
The Hythe Vail, a Luxury Collection Resort (2)	12/2041	3% of gross room sales plus 1% of gross food and beverage sales
JW Marriott Denver Cherry Creek (3)	10/2036	6% of gross room sales and 3% of gross food and beverage sales
The Lodge at Sonoma Resort	12/2035	5% of gross room sales
Margaritaville Beach House Key West (4)	4/2041	5% of gross revenues
Renaissance Charleston Historic District Hotel	12/2031	5% of gross room sales
Salt Lake City Marriott Downtown at City Creek	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Westin Boston Seaport District	12/2026	5% of gross room sales and 1% of gross food and beverage sales (5)
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego Downtown	12/2040	7% of gross room sales and 3% of gross food and beverage sales
Westin Washington D.C. City Center	12/2040	7% of gross room sales and 3% of gross food and beverage sales
______________
(1)The franchise agreement may be extended at Marriott's option for one 10-year term.
(2)The new franchise agreement was effective in November 2021 upon the completion of an agreed-upon renovation to convert the brand to a Luxury Collection Hotel. In November 2022, the franchise fees will increase to 4% of gross room sales and 1% of gross food and beverage sales. In November 2023, the franchise fees will increase to 5% of gross room sales and 2% of gross food and beverage sales through the remainder of the term.
(3)The franchise agreement provides us with an option to convert the hotel to a Luxury Collection Hotel, subject to the completion of a property improvement plan.
(4)The new franchise agreement was effective in November 2021 upon the completion of an agreed-upon renovation to convert the brand to a Margaritaville.
(5)In January 2023, the franchise fees will increase to 6% of gross room sales and 2% of gross food and beverage sales. In January 2026, the franchise fees will increase to 7% of gross room sales and 3% of gross food and beverage sales through the remainder of the term.

In February 2022, we entered into a franchise agreement with Hilton for the Embassy Suites Bethesda to rebrand the Bethesda Marriott Suites. The franchise agreement expires in February 2037. The franchise fees are 3.5% of gross room sales and will increase to 5.5% of gross rooms sales beginning in February 2026 through the remainder of the term. The program fees are 4% of gross room sales.

Mortgage Debt

Eight of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 8 to our accompanying consolidated financial statements.

Ground Leases

Eight of our hotels and two parking areas are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Notes 4 and 13 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 31, 2021 was $9.61 per share.

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

The graph assumes an initial investment on December 31, 2016 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

5 Year Total Returns Graph
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
DiamondRock Hospitality Company Total Return
S&P 500 Total Return
Dow Jones U.S. Hotels Total Return

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
DiamondRock Hospitality Company Total Return	$100.00	$102.37	$85.07	$110.30	$82.13	$95.67
S&P 500 Total Return	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Dow Jones U.S. Hotels Total Return	$100.00	$106.73	$93.40	$108.28	$80.22	$92.31

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

Stockholder Information

As of February 15, 2022, there were 15 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 15, 2022, there were 11 holders of common OP units (in addition to the Company and executive officers of the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2021 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,548,961 (1)	— (2)	1,673,440
Equity compensation plans not approved by security holders	—	—	—
Total	2,548,961	—	1,673,440
__________________________________

(1)    Includes 1,579,721 shares of common stock issuable pursuant to our deferred compensation plan and 969,240 shares of common stock issuable upon the achievement of certain performance conditions.
(2)    Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2021 Sales of Unregistered Securities

None.

Item 6.   Reserved

Not applicable.

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2021, we owned a portfolio of 32 premium hotels and resorts that contain 9,349 guest rooms located in 22 different markets in North America. On January 6, 2022, we acquired the Tranquility Bay Beachfront Resort in Marathon, Florida.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 70% of our total revenues for the year ended December 31, 2021 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

COVID-19 Pandemic

COVID-19 has had and continues to have a significant effect on our industry and our business. The demand for lodging materially decreased beginning in March 2020 and, as a result of pandemic-induced government mandates and health official recommendations, twenty of our hotels suspended operations for a period of time in 2020. Four of our hotels suspended operations for a period of time in 2021. As of December 31, 2021, all of our hotels were open.

The COVID-19 pandemic showed signs of moderating in the first half of 2021; however, case counts increased in the second half of 2021 with the emergence of the Delta and Omicron variants. Whereas demand at our leisure-focused hotels improved in 2021, demand at our other hotels remains at historically low levels. Therefore, we expect the COVID-19 pandemic will continue to have a material adverse impact on our results of operations, financial position and cash flow in 2022.

The effectiveness and wide distribution of COVID-19 vaccines have generally reduced the spread and severity of COVID-19 infections. We believe improved global distribution of the vaccine is likely to positively impact the timing, pace, and extent of a lodging demand recovery. The emergence of new variant strains of COVID-19, however, has the potential to slow or reverse these expected positive trends in 2022 and beyond.

See also “Risk Factors” in Part I, Item 1A of this report.

Overview of 2021

Key highlights for 2021 include the following:

Hotel Dispositions. On April 30, 2021, we sold a wholly owned subsidiary of the Company that owned Frenchman's Reef for $35.0 million in cash upon closing, as well as a participation right in the future profits of the hotel once certain return metrics are achieved. On June 30, 2021, we sold The Lexington Hotel for $185.3 million.

Hotel Acquisitions. On July 29, 2021, we acquired the Bourbon Orleans Hotel located in New Orleans, Louisiana, for net consideration of $90.1 million, including prorations and transaction costs. On July 30, 2021, we acquired the Henderson Park Inn located in Destin, Florida, for net consideration of $26.4 million, including prorations and transaction costs. On December 23, 2021, we acquired the Henderson Beach Resort located in Destin, Florida, for net consideration of $110.1 million, including prorations and transaction costs.

Financing Activity. On December 27, 2021, we extended the mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek. The loan now matures in January 2023.

Outlook for 2022

The U.S. economy continues to recover from a severe global pandemic that disproportionately impacted hospitality industries. Broad economic measures such as Gross Domestic Product (GDP) and corporate profits have surpassed their pre-pandemic levels and the unemployment rate is again approaching a 50-year low. Travel demand, however, has yet to reattain pre-pandemic levels of activity but continues to show steady improvement. We expect the U.S. will experience RevPAR growth in 2022 from 2021 due to continued strength in leisure travel and an emerging recovery in corporate travel facilitated by COVID-19 protocols and widespread vaccination of eligible individuals.

Our portfolio is composed primarily of luxury and upper-upscale resorts and hotels located in popular leisure destinations and major urban markets. We expect our destination hotels will continue to outperform the broader U.S. market for the foreseeable future. The strong consumer preference for drive-to leisure destinations is expected to persist into 2022. Longer term, we believe robust secular demand for experiential leisure travel, low growth in directly competitive supply, and targeted investments to renovate and reposition destination hotels can extend and intensify our growth. We believe urban hotels should also experience strong growth in 2022 and could outpace the U.S. overall as employers encourage return-to-office and business travel for their employees. Business travel activity increased slowly, but steadily, from depressed levels throughout 2021, and early indications suggest growth will accelerate in mid-2022. Group room nights on the books at the beginning of 2022 is nearly 40% above group room nights realized in 2021, which is approximately 75% of our average bookings in a typical, pre-pandemic year. We anticipate industry profitability will be challenged by a short booking window and guest mix that makes it challenging to maximize room rates as well as pressure on labor costs due to labor scarcity. We continue to work closely with our hotel managers to maximize revenue and identify operating efficiencies.

We expect the resumption of corporate travel will enable the industry to materially improve profitability in 2022 and we enter the year with several favorable factors, including the following: (1) ownership of a high-quality portfolio, with a meaningful concentration in destination resort locations, (2) internal growth from five recent or pending hotel upbrandings, (3) internal growth from the continuation of our asset management initiatives and ROI projects, (4) expense savings from the conversion of six formerly Marriott-managed contracts to Marriott franchises, (5) conservative debt capital structure with limited near-term debt maturities, and (6) liquidity of $441.3 million as of December 31, 2021.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2021 for each of the hotels we owned during 2021. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion of the year ended December 31, 2021 that the hotel was open and owned by the Company.

Hotels Open Throughout the Year Ended December 31, 2021
Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2020 RevPAR
Westin Boston Seaport District (1)	Boston, Massachusetts	793	44.6%	196.14	87.51	152.0%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	43.3%	$145.42	$63.04	89.1%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	53.6%	155.68	83.37	65.7%
Westin San Diego Downtown	San Diego, California	436	52.5%	159.11	83.49	39.1%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	60.3%	242.16	146.01	64.1%
Westin Washington D.C. City Center	Washington, D.C.	410	29.5%	150.37	44.34	28.0%
Hilton Boston Downtown/Faneuil Hall (1)	Boston, Massachusetts	403	60.2%	204.39	122.97	201.2%
The Hythe Vail, a Luxury Collection Resort (formerly the Vail Marriott Mountain Resort ) (1)	Vail, Colorado	344	45.2%	356.33	161.20	34.9%
Courtyard New York Manhattan/Midtown East	New York, New York	321	76.9%	201.68	155.12	91.6%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	44.9%	113.77	51.14	63.7%
The Gwen Hotel (1)	Chicago, Illinois	311	54.3%	251.51	136.68	183.0%
Bethesda Marriott Suites	Bethesda, Maryland	272	34.6%	113.93	39.37	26.0%
Hilton Burlington Lake Champlain (1)	Burlington, Vermont	258	60.8%	236.55	143.78	327.3%
Hotel Palomar Phoenix (1)	Phoenix, Arizona	242	58.8%	169.73	99.73	58.4%
Bourbon Orleans Hotel (2)	New Orleans, Louisiana	218	55.3%	219.19	121.25	N/A
Henderson Beach Resort (3)	Destin, Florida	216	55.9%	437.94	244.88	264.3%
JW Marriott Denver Cherry Creek (1)	Denver, Colorado	199	63.9%	261.17	166.79	126.5%
Margaritaville Beach House Key West (formerly the Barbary Beach House Key West ) (1)	Key West, Florida	186	84.6%	384.58	325.51	173.8%
The Lodge at Sonoma Resort (1)	Sonoma, California	182	59.2%	360.12	213.28	204.9%
Courtyard Denver Downtown (1)	Denver, Colorado	177	60.0%	156.54	93.99	163.0%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	167	81.5%	308.52	251.36	159.7%
Kimpton Shorebreak Resort	Huntington Beach, California	157	66.9%	311.01	208.15	69.0%
Cavallo Point, The Lodge at the Golden Gate (1)	Sausalito, California	142	45.5%	652.13	296.95	144.9%
Havana Cabana Key West (1)	Key West, Florida	106	90.2%	285.74	257.78	104.2%
Hotel Emblem San Francisco (1)	San Francisco, California	96	44.5%	158.29	70.38	34.3%
L'Auberge de Sedona	Sedona, Arizona	88	80.0%	920.04	736.34	70.3%

The Landing Lake Tahoe Resort & Spa (1)	South Lake Tahoe, California			82	45.0%	484.40	217.76	13.9%
Orchards Inn Sedona (1)	Sedona, Arizona			70	71.8%	304.71	218.91	87.3%
Henderson Park Inn (4)	Destin, Florida			37	82.8%	575.63	476.67	16.2%
TOTAL/WEIGHTED AVERAGE FOR OPEN HOTELS				7,678	54.3%	$242.87	$131.80	98.8%

Hotels Closed for a Portion of the Year Ended December 31, 2021
Property	Location	Date of Closure	Date of Reopening	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2020 RevPAR
Chicago Marriott Downtown Magnificent Mile (1)	Chicago, Illinois	4/10/2020 1/3/2021	9/1/2020 4/15/2021	1,200	31.2%	$197.29	$61.53	199.0%
The Lexington Hotel (1) (5)	New York, New York	3/29/2020	-	725	—%	—	—	(100.0)%
Hilton Garden Inn New York/Times Square Central (1)	New York, New York	3/29/2020	5/3/2021	282	57.0%	204.33	116.51	294.5%
Courtyard New York Manhattan/Fifth Avenue (1)	New York, New York	3/27/2020	6/1/2021	189	54.3%	211.93	115.08	264.5%
TOTAL/WEIGHTED AVERAGE FOR CLOSED HOTELS				2,396	33.0%	201.42	66.40	116.7%

TOTAL/WEIGHTED AVERAGE				10,074	49.8%	$237.13	$118.15	100.8%
________________
(1)Operations were suspended for a portion of the year ended December 31, 2020.
(2)The operating statistics reflect our ownership period from July 29, 2021 to December 31, 2021. The hotel was closed during the comparable period in 2020.
(3)The operating statistics reflect our ownership period from December 23, 2021 to December 31, 2021.
(4)The operating statistics reflect our ownership period from July 30, 2021 to December 31, 2021.
(5)The hotel was sold on June 30, 2021. The operating statistics reflect the period from January 1, 2021 to June 30, 2021.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Our results of operations for the year ended December 31, 2021 improved relative to the year ended December 31, 2020 as all but four of our hotels were open for the entire year and the U.S. economy recovered from the impacts of COVID-19, government mandates eased, vaccines were distributed, and travel increased.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2021	2020	% Change

Rooms	$399.1	$196.7	102.8%
Food and beverage	117.7	68.6	71.7
Other	50.3	34.2	47.1
Total revenues	$567.1	$299.5	89.3%

Our total revenues increased $267.6 million from $299.5 million for the year ended December 31, 2020 to $567.1 million for the year ended December 31, 2021.

The following are key hotel operating statistics for the years ended December 31, 2021 and 2020. The 2020 amounts reflect the period in 2020 comparable to our ownership period in 2021 for our dispositions of Frenchman's Reef and The Lexington Hotel and the acquisitions of the Bourbon Orleans Hotel, Henderson Park Inn, and Henderson Beach Resort.

	Year Ended December 31,
	2021	2020	% Change
Occupancy %	49.8%	28.1%	21.7%
ADR	$237.13	$209.10	13.4%
RevPAR	$118.15	$58.83	100.8%

Food and beverage revenues increased $49.1 million from the year ended December 31, 2020, primarily due to an increase in outlet revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased $16.1 million from the year ended December 31, 2020, primarily due to an increase in resort fees and parking.
Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	% Change

Rooms departmental expenses	$102.2	$68.6	49.0%
Food and beverage departmental expenses	89.8	58.4	53.8
Other departmental expenses	12.3	8.3	48.2
General and administrative	58.9	45.0	30.9
Utilities	18.3	16.0	14.4
Repairs and maintenance	30.7	24.1	27.4
Sales and marketing	37.7	28.7	31.4
Franchise fees	18.7	10.1	85.1
Base management fees	9.7	3.6	169.4
Incentive management fees	0.5	—	100.0
Property taxes	50.5	54.5	(7.3)
Other fixed charges	19.4	17.0	14.1
Severance costs	(0.1)	7.6	(101.3)
Professional fees and pre-opening costs related to Frenchman's Reef	1.4	1.0	40.0
Lease expense (cash and non-cash)	11.7	11.4	2.6
Total hotel operating expenses	$461.7	$354.3	30.3%

Our hotel operating expenses increased $107.4 million from $354.3 million for the year ended December 31, 2020 to $461.7 million for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized $7.6 million of severance costs at our properties in connection with the COVID-19 pandemic.

Depreciation and amortization. Our depreciation and amortization expense decreased $11.8 million from the year ended December 31, 2020. This is primarily due to the timing of fully depreciated capital expenditures and the sale of The Lexington Hotel on June 30, 2021.

Impairment losses. During the year ended December 31, 2021, we recorded impairment losses of $11.5 million related to Frenchman's Reef, which was sold on April 30, 2021, and $115.2 million related to The Lexington Hotel, which was sold on June 30, 2021. During the year ended December 31, 2020, we recorded an impairment loss of $174.1 million related to Frenchman's Reef.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus and restricted stock. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $5.2 million, from $27.4 million for the year ended December 31, 2020 to $32.6 million for the year ended December 31, 2021. The increase is primarily due to an increase in employee-related compensation and other employee-related expenses.

Business interruption insurance income. For the year ended December 31, 2021, we recognized $0.7 million of business interruption insurance income related to the Caldor wildfires at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days. For the year ended December 31, 2020, we recognized $2.2 million of business interruption insurance income related to lost revenue at the Westin Boston Seaport District due to the COVID-19 pandemic.

Interest expense. Our interest expense was $37.0 million and $54.0 million for the years ended December 31, 2021 and December 31, 2020, respectively, and is comprised of the following (in millions):

	Year Ended December 31,
	2021	2020
Mortgage debt interest	$24.9	$26.2
Term loan interest	14.8	13.4
Credit facility interest and unused fees	2.4	4.5
Amortization of debt issuance costs and debt premium	2.6	2.0
Capitalized interest	—	(2.1)
Interest rate swap mark-to-market	(7.7)	10.0
	$37.0	$54.0

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps and lower average outstanding borrowings on our credit facility in 2021, partially offset by the cessation of interest capitalization due to ceasing reconstruction of Frenchman's Reef.

Income taxes. We recorded income tax expense of $3.3 million in 2021 and income tax benefit of $26.5 million in 2020. The 2021 income tax expense was incurred on the $39.5 million pre-tax income of our TRSs. The 2021 income tax provision includes a valuation allowance of $1.4 million. The 2020 income tax benefit is net of a valuation allowance of $24.9 million. These valuation allowances were recognized based on assessments of our ability to utilize our net operating loss carryforwards in future years.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

In response to the COVID-19 pandemic, we suspended operations at 20 of our 30 previously operating hotels for a portion of the year ended December 31, 2020. Seventeen of these hotels reopened by December 31, 2020. Three of our previously operating hotels were closed as of December 31, 2020.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments (see Note 4 to the accompanying consolidated financial statements), capital expenditures directly associated with our hotels and distributions to our preferred stockholders. We have suspended our quarterly common dividend. We currently expect that our existing cash balances and available capacity on our senior unsecured credit facility will be sufficient to meet our short-term liquidity requirements.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans, except for the mortgage loan secured by the Salt Lake Marriott Downtown at City Creek, were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of limited operating partnership units (“common OP units”), ground lease payments, and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

On April 30, 2021, we sold a wholly owned subsidiary of the Company that owns Frenchman's Reef to an unaffiliated third party pursuant to a share purchase agreement for $35.0 million in cash upon closing, as well as a participation right in the future profits of the hotel once certain return metrics are achieved. On June 30, 2021, we sold The Lexington Hotel for $185.3 million.

On July 29, 2021, we acquired the 218-room Bourbon Orleans Hotel located in New Orleans, Louisiana, for net consideration of $90.1 million, including prorations. On July 30, 2021, we acquired the 37-room Henderson Park Inn located in Destin, Florida, for net consideration of $26.4 million, including prorations and transaction costs. On December 23, 2021, we acquired the 170-room Henderson Beach Resort located in Destin, Florida, for net consideration of $110.1 million, including prorations and transaction costs.

On January 6, 2022, we acquired the 103-room Tranquility Bay Beachfront Resort located in Marathon, Florida, for net consideration of $62.3 million, including prorations and transaction costs.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2021, we had $1.1 billion of debt outstanding with a weighted average interest rate of 3.88% and a weighted average maturity date of approximately 2.5 years. We have limited near-term mortgage debt maturities and 24 of our 32 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

The following table outlines the timing and extent of our debt principal maturities and estimated interest payments for our mortgage debt and unsecured term loans as of December 31, 2021 (in thousands).

	Principal	Interest (1)	Total Principal and Interest
2022	$15,896	$39,618	$55,514
2023	236,420	32,213	268,633
2024	432,381	21,642	454,023
2025	295,807	8,406	304,213
2026	—	—	—
Thereafter	—	—	—
	$980,504	$101,879	$1,082,383
________________
(1)The interest expense for our variable rate mortgage and unsecured term loans is calculated based on the rate as of December 31, 2021. Excludes interest expense on the outstanding borrowings on our senior unsecured credit facility of $90.0 million as of December 31, 2021.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

ATM Program

In August 2021, we implemented an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the Current ATM Program. Prior to the implementation of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares under the Prior ATM Program were sold during the year ended December 31, 2021.
Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. The maturity date for the senior unsecured credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. As of December 31, 2021, we had $90.0 million of borrowings outstanding under our senior unsecured credit facility. Subsequent to December 31, 2021, we drew an additional $70.0 million on our senior unsecured credit facility. On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments to the credit agreements for our corporate credit facility and term loans. These amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 and allow for certain other modifications to the covenants thereafter through the second quarter of 2023. We expect to comply with the quarterly tested financial covenants beginning with the first testing period following the end of the covenant waiver period. The third amendment to the credit agreements for our corporate credit facility and term loans also permits us to pay dividends on our Series A Preferred Stock in an amount up to $25.0 million annually.

Additional information about the credit agreements, including the restrictions imposed by the amendments and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

Our principal sources of cash are net cash flow from hotel operations, sales of common and preferred stock, debt financings and proceeds from hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of December 31, 2021, we had $38.6 million of unrestricted corporate cash and $36.9 million of restricted cash, and $90.0 million of outstanding borrowings on our senior unsecured credit facility.

Our net cash used in operations was $2.3 million for the year ended December 31, 2021. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $62.2 million for the year ended December 31, 2021, which consisted of $213.8 million of net proceeds from the sale of Frenchman's Reef and The Lexington Hotel and $0.5 million receipt of deferred key money received for the Westin Washington, D.C. City Center, offset by $226.6 million paid for the acquisitions of the Bourbon Orleans Hotel, Henderson Park Inn, and Henderson Beach Resort, $44.5 million of capital expenditures at our operating hotels, $2.7 million of capital expenditures for the rebuild of Frenchman's Reef, and $2.8 million paid to extend the Salt Lake City Marriott Downtown at City Center ground lease.

Our net cash provided by financing activities was $5.2 million for the year ended December 31, 2021, which consisted of net draws of $35.0 million on our senior unsecured credit facility, offset by $15.3 million of scheduled mortgage debt principal payments, $1.9 million of mortgage debt principal repaid in connection with the extension of the Salt Lake City Marriott Downtown at City Center mortgage loan, $1.2 million of financing costs related to the amendment and restatement of our credit agreements and the extension of the Salt Lake City Marriott Downtown at City Center mortgage loan, $1.5 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, and $9.8 million of distributions paid to holders of preferred stock.

We currently anticipate our significant sources of cash for the year ending December 31, 2022 will be the net cash flow from hotel operations as the lodging disruptions from COVID-19 continue to subside and draws on our senior unsecured credit facility. We expect our estimated uses of cash for the year ending December 31, 2022 will be scheduled debt service payments, payments of outstanding borrowings on our unsecured credit facility, capital expenditures, potential funding of hotel working capital requirements, distributions to preferred stockholders, corporate expenses, the acquisition of the Tranquility Bay Beachfront Resort in Marathon, Florida on January 6, 2022 and other potential hotel acquisitions.

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

We have paid the following dividends to holders of our Series A Preferred Stock during 2020 and 2021, and through the date of this report:

Payment Date	Record Date	Dividend per Share
September 30, 2020	September 20, 2020	$0.178
December 31, 2020	December 18, 2020	$0.516
March 31, 2021	March 18, 2021	$0.516
June 30, 2021	June 18, 2021	$0.516
September 30, 2021	September 17, 2021	$0.516
December 31, 2021	December 20, 2021	$0.516

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2021, we have set aside $24.5 million for capital projects in property improvement funds, which are included in restricted cash.

We spent approximately $44.5 million on capital improvements at our operating hotels and approximately $2.7 million on the rebuild of Frenchman's Reef during the year ended December 31, 2021. Due to the COVID-19 pandemic, we canceled or deferred a significant portion of the planned capital improvements at our operating hotels and paused the rebuild of Frenchman's Reef prior to its sale. Significant projects in 2021 were as follows:

•The Lodge at Sonoma: We completed a renovation to reposition and rebrand the hotel to an Autograph Collection Hotel in July 2021. The renovation includes a new restaurant by celebrity chef Michael Mina.
•The Hythe Vail, a Luxury Collection Resort: We completed the final phase of a multi-year renovation to rebrand the Vail Marriott Mountain Resort as The Hythe Vail, a Luxury Collection Resort, in the fourth quarter of 2021.
•Margaritaville Beach House Key West: We converted the Barbary Beach House Key West to the Margaritaville Beach Resort Key West in the fourth quarter of 2021.

In 2022, we expect to spend approximately $100 million on necessary capital improvements and a select few transformational projects with attractive returns on investment. Significant projects in 2022 are expected to include the following:

•JW Marriott Denver Cherry Creek: We plan to complete the renovations in the first quarter of 2022 to rebrand the hotel as Hotel Clio, a Luxury Collection Hotel.
•Hilton Boston Downtown/Faneuil Hall: We expect to commence a comprehensive renovation and repositioning of the hotel commencing in the fourth quarter of 2022.
•Orchards Inn Sedona: We expect to commence the first phase of the upgrade renovation of the resort in mid-2022.
•Hilton Burlington Lake Champlain: We expect to complete a renovation of the hotel to rebrand it as a Curio Collection Hotel in late 2022. The renovation is expected to include a new restaurant concept by a local renowned chef.

The United States is experiencing both supply chain disruptions and significant price increases for certain construction materials. The supply chain disruptions are the result of, in part, substantial backlogs of container ships seeking to unload cargo at major ports, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. We have not been significantly impacted by these backlogs to date; however, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our planned capital improvements.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net (loss) income	$(195,405)	$(396,027)	$184,211
Interest expense	37,043	53,995	46,584
Income tax expense (benefit)	3,267	(26,452)	22,028
Real estate related depreciation and amortization	102,963	114,716	118,110
EBITDA	(52,132)	(253,768)	370,933
Impairment losses	126,697	174,120	—
EBITDAre	74,565	(79,648)	370,933
Non-cash lease expense and other amortization	6,673	6,910	7,013
Professional fees and pre-opening costs related to Frenchman's Reef (1)	1,388	1,012	20,524
Uninsured costs related to natural disasters (2)	298	—	—
Loss on early extinguishment of debt	—	—	2,373
Hotel manager transition items (3)	651	(434)	3,758
Severance costs (4)	(37)	7,648	—
Gain on property insurance settlement	—	—	(144,192)
Adjusted EBITDA	$83,538	$(64,512)	$260,409
_______________

(1)	Represents pre-opening costs and professional fees relate to the reopening of Frenchman's Reef, as well as legal an other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that have not been or are not expected to be recovered by insurance.
(3)
Amount for the year ended December 31, 2021 primarily relates to the manager transition at the Westin Washington D.C. City Center. Amount for the year ended December 31, 2020 is offset by a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West (now known as Margaritaville Beach House Key West) franchise agreement and $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Amount for the year ended December 31, 2019 include $2.5 million related to the termination of the franchise agreement for Sheraton Suites Key West.

(4)
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

The following table is a reconciliation of our U.S. GAAP net income to FFO, FFO available to common stock and unit holders, and Adjusted FFO available to common stock and unit holders (in thousands):

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net (loss) income	$(195,405)	$(396,027)	$184,211
Real estate related depreciation and amortization	102,963	114,716	118,110
Impairment losses, net of tax	127,282	174,120	—
FFO	34,840	(107,191)	302,321
Distributions to preferred stockholders	(9,817)	(3,300)	—
FFO available to common stock and unit holders	25,023	(110,491)	302,321
Non-cash lease expense and other amortization	6,673	6,910	7,013
Professional fees and pre-opening costs related to Frenchman's Reef (1)	1,388	1,012	20,524
Uninsured costs related to natural disasters (2)	298	—	—
Loss on early extinguishment of debt	—	—	2,373
Hotel manager transition items (3)	651	(434)	3,758
Gain on property insurance settlement, net of income tax	—	—	(121,525)
Severance costs (4)	(37)	7,648	—
Fair value adjustments to interest rate swaps	(7,690)	10,072	2,545
Adjusted FFO available to common stock and unit holders	$26,306	$(85,283)	$217,009
_______________

(1)	Represents pre-opening costs and professional fees relate to the reopening of Frenchman's Reef, as well as legal an other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(2)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that have not been or are not expected to be recovered by insurance.
(3)
Amount for the year ended December 31, 2021 primarily relates to the manager transition at the Westin Washington D.C. City Center. Amount for the year ended December 31, 2020 is offset by a downward adjustment of $0.6 million to the termination fees for the Sheraton Suites Key West (now known as Margaritaville Beach House Key West) franchise agreement and $1.4 million of accelerated amortization of the unfavorable management agreement liability related to the manager transition at the Renaissance Charleston Historic District Hotel. Amount for the year ended December 31, 2019 include $2.5 million related to the termination of the franchise agreement for Sheraton Suites Key West.

(4)
For the year ended December 31, 2020, consists of severance costs incurred with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

Critical Accounting Estimates and Policies

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2021 was $1.1 billion, of which $308.6 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $3.1 million annually.

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

The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

We have contracts that are indexed to LIBOR, including contracts governing our variable rate debt and our interest rate swaps. We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to

LIBOR could also be impacted. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract.

The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including contracts governing our variable rate debt and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2022 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2022 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2022 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2022 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2022 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2022 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2022 proxy statement.

Our independent public accounting firm is KPMG LLP, McLean, Virginia, PCAOB Auditor ID: 185.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.Financial Statements

Included herein at pages F-1 through F-32.

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

3.Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

3.1.7
Articles Supplementary Designating DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.7 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

3.2.1
Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.2.2
First Amendment to the Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2017)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

4.2
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

4.3
Description of Securities of DiamondRock Hospitality Company (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021)

10.1
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

10.2
Amendment No. 1 to the Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated August 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on August 31, 2020)

10.3*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.4*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

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
10.12
Fifth Amended and Restated Credit Agreement, dated as of July 25, 2019, by and among DiamondRock Hospitality Company, DiamondRock Hospitality Limited Partnership, Wells Fargo Bank, National Association, as Administrative Agent, each of Bank of America, N.A., Citibank, N.A. and U.S. Bank National Association, as Syndication Agents, Keybank National Association, Regions Bank, PNC Bank, National Association and TD Bank, N.A., as Documentation Agents, and each of Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc., U.S. Bank National Association, Keybanc Capital Markets, Inc., Regions Capital Markets, a division of Regions Bank, PNC Capital Markets LLC and TD Securities (USA) LLC, as Joint Lead Arrangers, and Wells Fargo Securities, LLC, BofA Securities, Inc., Citigroup Global Markets Inc. and U.S. Bank National Association, as Joint Bookrunners (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2019)

10.13
First Amendment to Fifth Amended and Restated Credit Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020)

10.14
Second Amendment to Fifth Amended and Restated Credit Agreement dated as of August 14, 2020 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2020)

10.15
Third Amendment to Fifth Amended and Restated Credit Agreement dated as of January 20, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2021)

10.16
Consent Letter, dated August 4, 2020, under Fifth Amended and Restated Credit Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2020)

10.17
Consent Letter, dated March 26, 2021, under Fifth Amended and Restated Credit Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 7, 2021)

10.18
Fourth Amendment to Fifth Amended and Restated Credit Agreement dated as of February 4, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2022)

10.19*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.20*	Form of Stock Appreciation Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)

10.21*	Form of Dividend Equivalent Right (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2008)
10.22*
Form of Amendment No. 1 to Dividend Equivalent Rights Agreement under the DiamondRock Hospitality Company 2004 Stock Option and Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2008)

10.23*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.24*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.25*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.26*
First Amendment to Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated March 12, 2021 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021)

10.27*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.28*
Letter Agreement between DiamondRock Hospitality Company and Thomas G. Healy, dated as of December 21, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017)

10.29*
Severance Agreement between DiamondRock Hospitality Company and Thomas G. Healy, dated as of January 17, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.30*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.31*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.32*
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

10.34*
Form of Deferred Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.35*
Form of LTIP Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019)

10.36*
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
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 22, 2022.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 22, 2022
Mark W. Brugger	(Principal Executive Officer)

/s/ JEFFREY J. DONNELLY	Executive Vice President and Chief	February 22, 2022
Jeffrey J. Donnelly	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Senior Vice President and Treasurer	February 22, 2022
Briony R. Quinn	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 22, 2022
William W. McCarten

/s/ TIMOTHY R. CHI	Director	February 22, 2022
Timothy R. Chi

/s/ MICHAEL A. HARTMEIER	Director	February 22, 2022
Michael A. Hartmeier

/s/ KATHLEEN A. MERRILL	Director	February 22, 2022
Kathleen A. Merrill

/s/ WILLIAM J. SHAW	Director	February 22, 2022
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 22, 2022
Bruce D. Wardinski

/s/ TABASSUM S. ZALOTRAWALA	Director	February 22, 2022
Tabassum S. Zalotrawala

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2021. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)

February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2021, was $2,651 million, which primarily consists of investments in hotel properties. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, to the carrying amount of the hotel property. If the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized.

We identified the evaluation of investments in hotel properties for impairment as a critical audit matter. Identifying and evaluating the Company’s judgments about events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable involved a high degree of auditor judgment. This included judgments regarding the likelihood that a property will be sold significantly before the end of its previously estimated useful life, and the impact of the COVID-19 pandemic on the recoverability of investments in hotel properties. Changes in these judgments could have a significant impact on the determination of whether the carrying amount of the investments in hotel properties may not be recoverable.

The following are the primary procedures we performed to address this critical audit matter. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable, and when applicable, the Company’s process to evaluate whether a hotel’s carrying amount is recoverable based on its undiscounted future cash flows. We assessed management’s assumptions related to the recovery from the COVID-19 pandemic and the likelihood of a potential decrease in expected future cash flows caused by a shortened hold period that may indicate an investment in a hotel property would not be recoverable. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties, corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities. When events or changes in circumstances indicated the carrying amount of a hotel property may not be recoverable, we challenged the methodology and significant assumptions used by the Company to estimate undiscounted future cash flows.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 22, 2022

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(in thousands, except share and per share amounts)

	2021	2020
ASSETS
Property and equipment, net	$2,651,444	$2,817,356
Right-of-use assets	100,212	96,673
Restricted cash	36,887	23,050
Due from hotel managers	120,671	69,495
Prepaid and other assets	17,472	28,403
Cash and cash equivalents	38,620	111,796
Total assets	$2,965,306	$3,146,773

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$578,651	$595,149
Unsecured term loans, net of unamortized debt issuance costs	398,572	398,550
Senior unsecured credit facility	90,000	55,000
Total debt	1,067,223	1,048,699
Deferred income related to key money, net	8,203	10,946
Unfavorable contract liabilities, net	62,780	64,796
Deferred rent	60,800	56,344
Lease liabilities	108,605	104,973
Due to hotel managers	85,493	95,548
Accounts payable and accrued expenses	51,238	46,542
Total liabilities	1,444,342	1,427,848
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at December 31, 2021 and 2020	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,746,895 and 210,073,514 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,107	2,101
Additional paid-in capital	2,293,990	2,285,491
Deficit	(780,931)	(576,531)
Total stockholders' equity	1,515,214	1,711,109
Noncontrolling interests	5,750	7,816
Total equity	1,520,964	1,718,925
Total liabilities and equity	$2,965,306	$3,146,773

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2021, 2020, and 2019
(in thousands, except share and per share amounts)

	2021	2020	2019
Revenues:
Rooms	$399,055	$196,736	$661,153
Food and beverage	117,742	68,566	215,261
Other	50,337	34,186	61,677
Total revenues	567,134	299,488	938,091
Operating expenses:
Rooms	102,183	68,603	166,937
Food and beverage	89,795	58,391	137,916
Management fees	10,208	3,578	25,475
Franchise fees	18,665	10,131	26,932
Other hotel expenses	240,818	213,631	333,505
Depreciation and amortization	102,963	114,716	118,110
Impairment losses	126,697	174,120	—
Corporate expenses	32,552	27,401	28,231
Business interruption insurance income	(705)	(2,208)	(8,822)
Gain on property insurance settlement	—	—	(144,192)
Total operating expenses, net	723,176	668,363	684,092

Interest and other income, net	(947)	(391)	(1,197)
Interest expense	37,043	53,995	46,584
Loss on early extinguishment of debt	—	—	2,373
Total other expenses, net	36,096	53,604	47,760
(Loss) income before income taxes	(192,138)	(422,479)	206,239
Income tax (expense) benefit	(3,267)	26,452	(22,028)
Net (loss) income	(195,405)	(396,027)	184,211
Less: Net loss (income) attributable to noncontrolling interests	821	1,652	(724)
Net (loss) income attributable to the Company	(194,584)	(394,375)	183,487
Distributions to preferred stockholders	(9,817)	(3,300)	—
Net (loss) income attributable to common stockholders	$(204,401)	$(397,675)	$183,487

(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(0.96)	$(1.97)	$0.91
Net (loss) income per share available to common stockholders—diluted	$(0.96)	$(1.97)	$0.90

Weighted-average number of common shares outstanding:
Basic	212,056,923	201,670,721	202,009,750
Diluted	212,056,923	201,670,721	202,741,630

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Deficit	Total Stockholders' Equity	Noncontrolling interests	Total Equity
Balance at December 31, 2018	—	$—	204,536,485	$2,045	$2,126,472	$(245,620)	1,882,897	$7,696	$1,890,593
Cumulative effect of ASC 842 adoptions	—	—	—	—	—	(15,286)	(15,286)	—	(15,286)
Distributions on common stock ($0.50 per common share/unit)	—	—	—	—	441	(101,442)	(101,001)	(527)	(101,528)
Share-based compensation	—	—	95,704	1	5,176	—	5,177	723	5,900
Redemption of common OP units	—	—	4,553	—	44	—	44	(44)	—
Common stock repurchased and retired	—	—	(4,428,947)	(44)	(42,784)	—	(42,828)	—	(42,828)
Net income	—	—	—	—	—	183,487	183,487	724	184,211
Balance at December 31, 2019	—	$—	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Distributions on preferred stock ($0.694 per preferred share)	—	—	—	—	—	(3,300)	(3,300)	—	(3,300)
Share-based compensation	—	—	304,301	3	5,001	5	5,009	1,082	6,091
Redemption of common OP units	—	—	—	—	(15)	—	(15)	(186)	(201)
Sale of common stock	—	—	10,680,856	107	86,722	—	86,829	—	86,829
Common stock repurchased and retired	—	—	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Sale of preferred stock, net of placement fees of $4,529	4,760,000	48	—	—	114,423	—	114,423	—	114,423
Net loss	—	—	—	—	—	(394,375)	(394,375)	(1,652)	(396,027)
Balance at December 31, 2020	4,760,000	$48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($2.063 per preferred share)	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	349,391	3	6,132	1	6,136	1,125	7,261
Redemption of common OP units	—	—	323,990	3	2,367	—	2,370	(2,370)	—
Net loss	—	—	—	—	—	(194,584)	(194,584)	(821)	(195,405)
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$(780,931)	$1,515,214	$5,750	$1,520,964

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(195,405)	$(396,027)	$184,211
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	102,963	114,716	118,110
Corporate asset depreciation as corporate expenses	226	233	229
Loss on early extinguishment of debt	—	—	2,373
Gain on property insurance settlement	—	—	(144,192)
Non-cash lease expense and other amortization	6,673	5,480	7,011
Non-cash interest rate swap fair value adjustment	7,690	10,072	2,545
Amortization of debt issuance costs	2,547	2,024	1,885
Impairment losses	126,697	174,120	—
Amortization of deferred income related to key money	(329)	(396)	(396)
Share-based compensation	8,744	7,225	6,385
Deferred income tax expense	468	(26,538)	21,018
Changes in assets and liabilities:
Prepaid expenses and other assets	3,142	(5,412)	(6,674)
Due to/from hotel managers	(63,236)	44,526	(5,082)
Accounts payable and accrued expenses	(2,487)	(13,709)	5,866
Net cash (used in) provided by operating activities	(2,307)	(83,686)	193,289
Cash flows from investing activities:
Capital expenditures for operating hotels	(44,459)	(47,115)	(102,660)
Capital expenditures for Frenchman's Reef reconstruction	(2,673)	(40,936)	(96,599)
Hotel acquisitions	(226,627)	—	—
Proceeds from sale of properties, net	213,817	—	—
Acquisition of interest in the land underlying the Kimpton Shorebreak Resort	—	(1,585)
Extension of the Salt Lake City Marriott Downtown ground lease	(2,781)	—	—
Proceeds from property insurance	—	10,663	133,529
Receipt of deferred key money	524	—	—
Net cash used in investing activities	(62,199)	(78,973)	(65,730)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(15,318)	(14,406)	(14,195)
Repurchase of common stock	—	(10,000)	(42,828)
Proceeds from sale of common stock, net	—	86,829	—
Proceeds from sale of preferred stock, net	—	114,471	—
Proceeds from mortgage debt	—	48,000	—
Repayments of mortgage debt	(1,880)	(55,460)	—
Proceeds from unsecured term loan	—	—	350,000
Repayments of unsecured term loans	—	—	(300,000)
Draws on senior unsecured credit facility	205,500	400,000	150,000
Repayments of senior unsecured credit facility	(170,500)	(420,000)	(75,000)
Payment of financing costs	(1,217)	(1,410)	(4,805)
Distributions on common stock and units	(119)	(25,557)	(102,052)
Distributions on preferred stock	(9,817)	(3,300)	—
Redemption of Operating Partnership units	—	(201)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(1,482)	(1,253)	(485)
Net cash provided by (used in) financing activities	5,167	117,713	(39,365)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(59,339)	(44,946)	88,194
Cash, cash equivalents, and restricted cash beginning of year	134,846	179,792	91,598
Cash, cash equivalents, and restricted cash, end of year	$75,507	$134,846	$179,792

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2021, 2020 and 2019
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2021	2020	2019
Cash paid for interest	$42,494	$43,734	$43,742
Cash paid (refunded) for income taxes	$1,632	$(11)	$1,470
Capitalized interest	$—	$2,136	$1,944
Non-cash cumulative effect of ASC 842 accounting standard adoption	$—	$—	$15,286
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$19	$138	$25,815
Accrued capital expenditures	$7,295	$3,896	$13,082
Transfer of land interest in consideration for extension of ground lease (see Note 4)	$855	$—	$—
Redemption of Operating Partnership units for common stock	$2,370	$—	$44

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	2021	2020	2019
Cash and cash equivalents	$38,620	$111,796	$122,524
Restricted cash	36,887	23,050	57,268
Total cash, cash equivalents, and restricted cash	$75,507	$134,846	$179,792

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in major urban market cities and in destination resort locations and many of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”) or Hilton Worldwide (“Hilton”)). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

As of December 31, 2021, we owned 32 hotels with 9,349 rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); and Vail, Colorado.

During 2021, we sold the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”), located in St. Thomas, U.S. Virgin Islands, and The Lexington Hotel, located in New York, New York. See Note 9 for further discussion of these sales. During 2021, we acquired the Bourbon Orleans Hotel, located in New Orleans, Louisiana, the Henderson Park Inn and the Henderson Beach Resort, located in Destin, Florida. On January 6, 2022, we acquired the Tranquility Bay Beachfront Resort located in Marathon, Florida. See Note 10 for further discussion of these acquisitions.
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns either directly or indirectly 99.7% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

COVID-19 Update

The novel coronavirus (COVID-19) has had and continues to have a significant effect on our industry and our business. The demand for lodging materially decreased beginning in March 2020 and, as a result of pandemic-induced government mandates and health official recommendations, twenty of our hotels suspended operations for a period of time in 2020. Four of our hotels suspended operations for a period of time in 2021. As of December 31, 2021, all of our hotels were open.

The COVID-19 pandemic showed signs of moderating in the first half of 2021; however, case counts increased in the second half of 2021 with the emergence of the Delta and Omicron variants. Whereas demand at our leisure-focused hotels improved in 2021, demand at our other hotels remains at historically low levels. Therefore, we expect the COVID-19 pandemic will continue to have a material adverse impact on our results of operations, financial position and cash flow in 2022.

The effectiveness and wide distribution of COVID-19 vaccines have generally reduced the spread and severity of COVID-19 infections. We believe improved global distribution of the vaccine is likely to positively impact the timing, pace, and extent of a lodging demand recovery. The emergence of new variant strains of COVID-19, however, has the potential to slow or reverse these expected positive trends in 2022 and beyond.

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

Currently, one of the most significant risks and uncertainties is the potential length and severity of the ongoing COVID-19 pandemic. The COVID-19 pandemic has adversely affected the hospitality industry in general. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, and its impact on customer travel, including the duration of the outbreak, the continued spread and treatment of COVID-19, new information and developments that may emerge concerning the severity of COVID-19 and the actions of governments and individuals to contain COVID-19 or mitigate its impact, as well as the effect of any relaxation of current restrictions, among others. To the extent that certain travel activity in the U.S. continues to be materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as the business and financial results of the Company, would similarly continue to be materially and adversely impacted. See Note 1 for additional disclosures related to COVID-19 and its impact on the Company.

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

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. If present, management performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, less costs to sell, exceed its carrying amount. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized.

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

As discussed in Note 3, we recorded impairment losses on Frenchman's Reef during the years ended December 31, 2021 and 2020, and the Lexington Hotel during the year ended December 31, 2021.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, we had a valuation allowance of $14.9 million and $25.6 million, respectively, on our deferred tax assets. The decrease in the valuation allowance is primarily due to the sale of Frenchman's Reef, along with a commensurate decrease in the associated deferred tax assets.

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built-in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local and/or foreign income taxes. In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to wholly owned taxable REIT subsidiaries.

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. We had no accruals for tax uncertainties as of December 31, 2021 and 2020.

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

Noncontrolling Interests

The noncontrolling interest is the portion of equity in our consolidated operating partnership not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. The noncontrolling interests are classified as permanent equity as we have the right to choose to settle each holder's redemption of the interests in either cash or delivery of shares of our common stock. See Note 5 for additional details. On the consolidated statements of operations, revenues, expenses and net income or loss from our less-than-wholly-owned operating partnership are reported within the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

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

Key Money

Key money received in conjunction with entering into hotel management or franchise agreements or completing specific capital projects is deferred and amortized over the term of the hotel management agreement, the term of the franchise agreement, or on a systematic or rational basis, if appropriate. Deferred key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as an offset to management fees or franchise fees.

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

Accounting for Impacts of Natural Disasters

Assets destroyed or damaged as a result of natural disasters or other involuntary events are written off or reduced in carrying value to their salvage value. When recovery of all or a portion of the amount of property damage loss or other covered expenses through insurance proceeds is demonstrated to be probable, a receivable is recorded and offsets the loss or expense up to the amount of the total loss or expense. No gain is recorded until all contingencies related to the insurance claim have been resolved. Income resulting from business interruption insurance is not recognized until all contingencies related to the insurance recoveries are resolved. We received $10.7 million and $142.5 million in insurance proceeds during the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2019, we recognized a $144.2 million gain related to the settlement of the property damage insurance claim at Frenchman's Reef.

In September 2017, Hurricane Irma caused significant damage to Frenchman's Reef and Havana Cabana Key West. Frenchman's Reef was further impacted by Hurricane Maria. The Company filed insurance claims for the remediation and repair of property damage and business interruption resulting from the hurricanes. In July 2018, the Company settled the insurance claim for Havana Cabana Key West for $8.3 million, net of deductibles. In June 2019, the Company settled the insurance claim for Frenchman's Reef related to the damages caused by Hurricane Maria for $1.4 million. In December 2019, the Company settled the insurance claim related to Hurricane Irma for total insurance payments of $246.8 million, of which $238.5 million related to Frenchman's Reef and $8.3 million related to the settlement previously agreed to for the Havana Cabana Key West.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU 2020-04 permits a contract with a modified reference rate to be accounted for as a continuation of the existing contract. We have not entered into any contract modifications yet as it directly relates to reference rate reform, but we anticipate undertaking such modifications in the future related to our variable rate debt and interest rate swaps indexed to LIBOR. The adoption of ASU No. 2020-04 is not expected to have a material impact on our consolidated financial statements.

3.Property and Equipment

Property and equipment as of December 31, 2021 and 2020 consists of the following (in thousands):

	2021	2020
Land	$546,800	$618,210
Land improvements	7,994	7,994
Buildings	2,667,024	2,724,277
Furniture, fixtures and equipment	501,505	539,729
Construction in progress	14,485	37,481
	3,737,808	3,927,691
Less: accumulated depreciation	(1,086,364)	(1,110,335)
	$2,651,444	$2,817,356

As of December 31, 2021 and 2020, we had accrued capital expenditures of $7.3 million and $3.9 million, respectively.

During the year ended December 31, 2020, we evaluated the recoverability of the carrying amount of Frenchman’s Reef as a result of our determination that it was more likely than not that the hotel would be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $174.1 million in 2020 to adjust the hotel's carrying amount to its estimated fair value. See Note 12 for further discussion about the determination of the hotel's fair value as of December 31, 2020. On April 30, 2021, we sold the wholly owned subsidiary of the Company that owns Frenchman's Reef. During the year ended December 31, 2021, we recorded additional impairment losses totaling $11.5 million to adjust the Frenchman's Reef carrying amount to the contractual consideration. During the year ended December 31, 2021, we recorded impairment losses totaling $115.2 million related to The Lexington Hotel, which was sold in 2021. See Note 9 for further discussion about these impairment losses.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking areas. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. Additional information regarding the terms of our ground leases can be found in Note 13. As of December 31, 2021, our operating leases have a weighted-average remaining lease term of 66 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$11,101	$11,091
Variable lease payments	$648	$295
Cash paid for amounts included in the measurement of operating lease liabilities	$3,515	$3,214

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of December 31, 2021
2022	$3,976
2023	4,033
2024	4,012
2025	4,072
2026	4,640
Thereafter	759,838
Total lease payments	780,571
Less imputed interest	(671,966)
Total lease liabilities	$108,605
The Salt Lake City Marriott Downtown at City Creek is subject to a ground lease. On April 1, 2021, we completed a transaction to extend the lease term by 50 years to December 31, 2106. In consideration for the extension, we transferred our 21.25% interest in the land to the majority ground owners and provided a cash payment of $2.8 million.

5. Equity

Common Shares

We are authorized to issue up to 400,000,000 shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.

In August 2021, we implemented an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the Current ATM Program. Prior to the implementation of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares under the Prior ATM Program were sold during the year ended December 31, 2021.

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

In 2020, we issued a total of 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) with a liquidation preference of $25.00 per share, for gross proceeds of $119.0 million. In connection with the offering, we incurred $4.5 million of offering costs. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company’s option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. As of December 31, 2021 and 2020, we had 4,760,000 shares of Series A Preferred Stock issued and outstanding.

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

There were 639,622 and 855,191 common OP units held by unaffiliated third parties and executive officers of the Company as of December 31, 2021 and 2020, respectively. There were 135,388 and 243,809 LTIP units outstanding as of December 31, 2021 and 2020, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units for the years ended December 31, 2021 and 2020, and through the date of this report:

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

We have paid the following dividends to holders of our Series A Preferred Stock for the years ended December 31, 2021 and 2020, and through the date of this report:

Payment Date	Record Date	Dividend per Share
September 30, 2020	September 20, 2020	$0.178
December 31, 2020	December 18, 2020	$0.515625
March 31, 2021	March 18, 2021	$0.515625
June 30, 2021	June 18, 2021	$0.515625
September 30, 2021	September 17, 2021	$0.515625
December 31, 2021	December 20, 2021	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 4,409,225 shares as of December 31, 2021. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three-year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2019 to December 31, 2021 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	641,844	$10.25
Granted	162,806	10.38
Forfeited	(21,534)	10.37
Vested	(310,117)	10.08
Unvested balance at December 31, 2019	472,999	10.40
Granted	344,997	9.39
Forfeited	(22,857)	7.73
Vested	(237,866)	10.54
Unvested balance at December 31, 2020	557,273	9.83
Granted	1,177,537	9.37
Forfeited	(47,025)	9.21
Vested	(244,490)	9.94
Unvested balance at December 31, 2021	1,443,295	$9.46

In March 2021, our board of directors granted 691,490 restricted shares of common stock as special retention awards (the “Special Retention Awards”) to certain executives, including our named executive officers. The Special Retention Awards generally vest over a five-year period from the date of their grant based on continued employment. Vesting occurs on the following schedule:

•0% for the first three years,
•25% on the third anniversary of the grant,
•25% on the fourth anniversary of the grant, and
•50% on the fifth anniversary of the grant.

The remaining share awards are expected to vest as follows: 268,882 during 2022, 306,183 during 2023, 381,527 during 2024, 162,234 during 2025, and 324,469 during 2026. As of December 31, 2021, the unrecognized compensation cost related to restricted stock awards was $10.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 37 months. For the years ended December 31, 2021, 2020, and 2019, we recorded $3.9 million, $2.6 million and $2.6 million, respectively, of compensation expense related to restricted stock awards.

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

Award Grant Date	Volatility	Risk-Free Rate	Fair Value at Grant Date
March 2, 2018	26.9%	2.40%	$9.52
April 2, 2018	26.9%	2.37%	$9.00
March 1, 2019	24.3%	2.54%	$9.68
February 25, 2020	21.4%	1.16%	$8.52
March 2, 2021	68.8%	0.26%	$9.28

A summary of our PSUs from January 1, 2019 to December 31, 2021 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	781,923	$11.19
Granted	296,050	10.14
Additional units from dividends	40,662	10
Vested (1)	(251,375)	8.8
Forfeited	(70,728)	9.93
Unvested balance at December 31, 2019	796,532	11.16
Granted	352,035	9.02
Additional units from dividends	9,556	10.42
Vested (2)	(245,937)	11.00
Unvested balance at December 31, 2020	912,186	9.63
Granted	347,981	9.34
Vested (3)	(290,927)	9.90
Unvested balance at December 31, 2021	969,240	$9.45
______________________

(1)The number of shares of common stock earned for the PSUs vested in 2019 was equal to 74.33% of the PSU Target Award.
(2)The number of shares of common stock earned for the PSUs vested in 2020 was equal to 123.07% of the PSU Target Award.
(3)The number of shares of common stock earned for the PSUs vested in 2021 was equal to 100.00% of the PSU Target Award.

The remaining unvested target units are expected to vest as follows: 269,224 during 2022, 352,035 during 2023, and 347,981 in 2024. As of December 31, 2021, the unrecognized compensation cost related to the PSUs was $3.7 million and is expected to be recognized on a straight-line basis over a period of 21 months. For the years ended December 31, 2021, 2020, and 2019, we recorded approximately $3.0 million, $2.7 million, and $2.4 million, respectively, of compensation expense related to the PSUs.

LTIP Units

LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while potentially allowing them a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.

A summary of our LTIP units from January 1, 2019 to December 31, 2021 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2019	—	$—
Granted	281,925	10.65
Forfeited	(37,559)	10.65
Unvested balance at December 31, 2019	244,366	10.65
Granted	80,898	9.58
Vested	(81,455)	10.65
Unvested balance at December 31, 2020	243,809	10.29
Vested	(108,421)	10.38
Unvested balance at December 31, 2021	135,388	$10.22

The remaining unvested LTIP units are expected to vest as follows: 108,422 during 2022 and 26,966 during 2023. As of December 31, 2021, the unrecognized compensation cost related to LTIP unit awards was $0.4 million and the weighted-

average period over which the unrecognized compensation expense will be recorded is approximately 13 months. For the years ended December 31, 2021, 2020, and 2019, we recorded $1.1 million, $1.1 million, and $0.7 million, respectively, of compensation expense related to LTIP unit awards.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per-share data):

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(204,401)	$(397,675)	$183,487
Dividends declared on unvested share-based compensation	—	—	(132)
Net (loss) income available to common stockholders	$(204,401)	$(397,675)	$183,355
Denominator:
Weighted-average number of common shares outstanding—basic	212,056,923	201,670,721	202,009,750
Effect of dilutive securities:
Unvested restricted common stock	—	—	156,146
Shares related to unvested PSUs	—	—	575,734
Weighted-average number of common shares outstanding—diluted	212,056,923	201,670,721	202,741,630
(Loss) earnings per share:
Net (loss) income per share available to common stockholders—basic	$(0.96)	$(1.97)	$0.91
Net (loss) income per share available to common stockholders—diluted	$(0.96)	$(1.97)	$0.90

For the year ended December 31, 2021, 379,767 of unvested restricted common shares were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the year ended December 31, 2020, there were no unvested restricted common shares excluded from the diluted weighted-average common shares outstanding. For the years ended December 31, 2021 and 2020, 299,810 and 44,045 of unvested PSU's, respectively, were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2021 and 2020 (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate as of December 31, 2021	Maturity Date	2021	2020
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2023	43,570	47,250
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023	55,913	58,282
The Lodge at Sonoma Resort mortgage loan	3.96%	April 2023	25,542	26,268
Westin San Diego Downtown mortgage loan	3.94%	April 2023	58,600	60,261
Courtyard New York Manhattan / Midtown East mortgage loan	4.40%	August 2024	77,882	79,535
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	77,453	79,214
JW Marriott Denver Cherry Creek mortgage loan	4.33%	July 2025	58,789	60,052
Westin Boston Seaport District mortgage loan	4.36%	November 2025	182,755	186,840
Unamortized debt issuance costs			(1,853)	(2,553)
Total mortgage and other debt, net of unamortized debt issuance costs			578,651	595,149

Unsecured term loan	LIBOR + 2.40% (2)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.40% (3)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,428)	(1,450)
Unsecured term loans, net of unamortized debt issuance costs			398,572	398,550

Senior unsecured credit facility	LIBOR + 2.55% (4)	July 2023 (5)	90,000	55,000

Total debt, net of unamortized debt issuance costs			$1,067,223	$1,048,699
Weighted-Average Interest Rate	3.88%
_____________
(1)    LIBOR is subject to a floor of 1.0%.
(2)    We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.
(3) We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.
(4) Effective June 9, 2020, LIBOR is subject to a floor of 0.25%.
(5)    The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

The aggregate debt maturities for our mortgage debt and unsecured term loans as of as of December 31, 2021 are as follows (in thousands):

2022	$15,896
2023	236,420
2024	432,381
2025	295,807
2026	—
Thereafter	—
$980,504

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2021, eight of our 32 hotel properties were secured by mortgage debt. On December 27, 2021, we extended the mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek for one year. As part of the extension, we used $1.9 million of the lender-held escrow funds as a principal payment.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2021, the debt service coverage ratios or debt yields for all of our mortgage loans, except for the mortgage loan secured by the Salt Lake Marriott Downtown at City Creek, were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. As of December 31, 2021, we have $2.8 million held in cash traps, which is included within restricted cash on the accompanying balance sheet. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which matures in July 2023, a $350 million unsecured term loan maturing in July 2024 (the “Term Loan Facility”) and a $50 million unsecured term loan maturing in October 2023 (the “2023 Term Loan”). The maturity date for the Revolving Credit Facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. The interest rate on the Revolving Credit Facility and unsecured term loans is based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we are required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%.

During the year ended December 31, 2020, we entered into two amendments (the “Amendments”) to the Credit Agreements (as amended, the “Amended Credit Agreements”). The Amendments waived the quarterly tested financial covenants from June 9, 2020 through the first quarter of 2021, unless we elect to terminate the waiver on an earlier date (such period between June 9, 2020 and the earlier of such date of termination and the end of the first quarter of 2021, the “Covenant Relief Period”).

During the Covenant Relief Period and until the date we have demonstrated compliance with the financial covenants for the fiscal quarter following the end of the Covenant Relief Period (the “Restriction Period”), the Amendments (i) require that the net cash proceeds from certain incurrences of indebtedness, equity issuances and asset dispositions will, subject to various exceptions, be applied as a mandatory prepayment of the amounts outstanding under the Amended Credit Agreements, (ii) impose an additional covenant that we and our subsidiaries maintain minimum liquidity, defined as unrestricted cash plus available capacity on the Revolving Credit Facility, of at least $100.0 million, (iii) impose additional negative covenants that will limit our ability to incur additional indebtedness, pay dividends and distributions (except to the extent required to maintain REIT status), repurchase shares, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, in each case subject to various exceptions, and (iv) permit the payment of dividends on the Company's preferred stock, up to $17.5 million annually.

Following the end of the Covenant Relief Period, the Amendments modify certain financial covenants until January 1, 2022 or unless we elect to terminate the period on an earlier date (the “Ratio Adjustment Period”), as follows:

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

During the Covenant Relief Period and until the earlier of (i) January 1, 2022 and (ii) the date on which we have demonstrated compliance with the financial covenants, without giving effect to the modifications imposed during the Ratio

Adjustment Period for two consecutive quarters following the Covenant Relief Period, the equity interests of certain of our subsidiaries that own unencumbered properties are required to be pledged to secure the obligations owed under the Amended Credit Agreements. During the Covenant Relief Period and the Ratio Adjustment Period, the Amendments also set the applicable interest rate to LIBOR plus a margin of 2.40% for the Revolving Credit Facility and LIBOR plus a margin of 2.35% for the Term Loan Facility and 2023 Term Loan. The Amendments also add a LIBOR floor of 0.25% to the variable interest rate calculation.

During the year ended December 31, 2021, we entered into amendments to the Amended Credit Agreements that provided for the following modifications:

•Extension of the Covenant Relief Period through the fourth quarter of 2021, unless we elect to terminate the period on an earlier date;
•Extension of the Ratio Adjustment Period until April 1, 2023, unless we elect to terminate the period on an earlier date;
•The minimum Unencumbered Implied Debt Service Coverage Ratio was lowered to 1.00 to 1.00 for the Ratio Adjustment period;
•Increases the applicable interest rate as follows: (i) for all revolving loans outstanding, LIBOR plus a margin of 2.55% per annum, and (ii) for all term loans outstanding, LIBOR plus a margin of 2.40% per annum;
•Increases the minimum liquidity covenant to $125.0 million; and
•Increases our ability to pay dividends on preferred stock up to $25.0 million annually.

On February 4, 2022, we entered into additional amendments to the Amended Credit Agreements that provide for the following modifications:

•Extends the Covenant Relief Period through the first quarter of 2022, unless we elect to terminate the period on an earlier date;
•Extends of the Ratio Adjustment Period until July 1, 2023, unless we elect to terminate the period on an earlier date,
•During the Ratio Adjustment Period, the Fixed Charge Coverage Ratio may not be less than 1.00 to 1.00 for the first testing period of the Ratio Adjustment Period, 1.20 to 1.00 for the second testing period of the Ratio Adjustment Period, 1.40 to 1.00 for the third testing period of the Ratio Adjustment Period, and 1.50 to 1.00 thereafter.

We incurred interest and unused fees on the Revolving Credit Facility of $2.4 million, $4.5 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. We incurred interest on the unsecured term loans of $14.8 million, $13.4 million and $13.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Subsequent to December 31, 2021, we drew an additional $70.0 million on our senior unsecured credit facility.

9. Hotel Dispositions

On April 30, 2021, we sold the wholly owned subsidiary of the Company that owns Frenchman's Reef to an unaffiliated third party pursuant to a share purchase agreement (the “Purchase Agreement”) dated April 27, 2021. Pursuant to the Purchase Agreement, the Company received $35.0 million in cash upon closing, as well as a participation right in the future profits of the hotel once certain return metrics are achieved. Although we expect the profit participation could be meaningful, there can be no assurance that the property will satisfy such return metrics. The Purchase Agreement was a recognized subsequent event to the first quarter of 2021 in accordance with FASB ASC 855, Subsequent Events. Accordingly, we recorded an impairment loss of $10.8 million during the first quarter of 2021 to adjust the hotel's carrying amount to the contractual consideration. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). Upon classifying Frenchman's Reef as held for sale, we recognized an additional impairment loss of approximately $0.7 million in the second quarter of 2021.

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

10. Acquisitions

On July 29, 2021, we acquired the 218-room Bourbon Orleans Hotel located in New Orleans, Louisiana, for net consideration of $90.1 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

On July 30, 2021, we acquired the 37-room Henderson Park Inn located in Destin, Florida, for net consideration of $26.4 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

On December 23, 2021, we acquired the 216-room Henderson Beach Resort located in Destin, Florida, for net consideration of $110.1 million, including prorations and transaction costs. The acquisition was funded with corporate cash. The acquisition includes income from 46 units owned by third parties that currently participate in the hotel's rental management program. The remaining 170 rooms are owned fee simple by the Company.

On January 6, 2022, we acquired the 103-room Tranquility Bay Beachfront Resort located in Marathon, Florida, for net consideration of $62.3 million, including prorations and transaction costs. The acquisition was funded with corporate cash. The acquisition includes income from 87 units owned by third parties that currently participate in the hotel's rental management program. The remaining 16 rooms are owned fee simple by the Company.

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

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current - Federal	$2,759	$—	$420
State	40	79	541
Foreign	—	7	49
	2,799	86	1,010
Deferred - Federal	5,190	(13,766)	80
State	(6,159)	(4,866)	132
Foreign	—	(32,819)	20,806
Change in valuation allowance	1,437	24,913	—
	468	(26,538)	21,018
Income tax provision (benefit)	$3,267	$(26,452)	$22,028

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Statutory federal tax (benefit) provision (1)	$(40,337)	$(88,733)	$43,313
Tax impact of REIT election	45,946	37,394	(14,125)
State income tax (benefit) provision, net of federal tax benefit	(6,119)	(3,782)	532
Foreign income tax expense (benefit)	—	3,618	(6,998)
Change in valuation allowance	1,437	24,913	—
Permanent differences	2,561	—	—
Other	(221)	138	(694)
Income tax provision (benefit)	$3,267	$(26,452)	$22,028
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

	2021	2020
Federal
Net operating loss carryforwards	$7,141	$13,960
Deferred income	2,892	2,799
Other	408	24
Depreciation and amortization	(5,835)	(7,028)
Less: Valuation allowance	(4,678)	(9,166)
Federal - Deferred tax (liabilities) assets, net	$(72)	$589

State
Net operating loss carryforwards	$11,312	$5,639
Deferred income	729	712
Alternative minimum tax credit carryforwards	80	80
Other	118	7
Depreciation and amortization	(1,471)	(1,787)
Less: Valuation allowance	(10,238)	(4,313)
State - Deferred tax assets, net	$530	$338

Foreign (USVI)
Depreciation and amortization	$—	$12,134
Land basis recorded in purchase accounting	—	(2,617)
Less: Valuation allowance	—	(12,134)
Foreign - Deferred tax liabilities, net	$—	$(2,617)

As of December 31, 2021, we had deferred tax assets of $18.5 million consisting of federal and state net operating loss carryforwards. The state loss carryforwards generally expire in 2023 through 2041 if not utilized by then; however, for certain states some loss carryforwards do not expire. The federal loss carryforwards do not expire.

We analyze our deferred tax assets for each jurisdiction and record a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets. As of December 31, 2021, we have a valuation allowance of $14.9 million on our deferred tax assets as we can no longer be assured that we will be able to realize most of these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on our hotels' operations.

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

The following is a summary of management fees for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Base management fees	$11,542	$6,908	$21,712
Incentive management fees	468	—	5,705
Amortization of deferred income related to key money (1)	(213)	(227)	(227)
Amortization of unfavorable contract liabilities	(1,589)	(3,103)	(1,715)
Total management fees, net	$10,208	$3,578	$25,475
_____________________________
(1)Relates to key money received for Chicago Marriott Downtown Magnificent Mile and Westin Washington D.C. City Center.

Five of our hotels earned incentive management fees for the year ended December 31, 2021. None of our hotels earned incentive management fees for the year ended December 31, 2020. Eight of our hotels earned incentive management fees for the year ended December 31, 2019.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

Key Money

Our managers and franchisors have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations. During 2021, we received $0.5 million of key money as a result of the change in manager of the Westin Washington D.C. City Center.

Franchise Agreements

We are party to franchise agreements for 18 of our hotels as of December 31, 2021. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room sales, and, under certain agreements, a percentage based on gross food and beverage sales. Further, we pay certain other fees for marketing and reservation services.

The following is a summary of franchise fees for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Franchise fees	$18,781	$10,301	$27,102
Amortization of deferred income related to key money (1)	(116)	(170)	(170)
Total franchise fees, net	$18,665	$10,131	$26,932
_____________________________
(1)Relates to key money received for The Lexington Hotel and Courtyard New York Manhattan/Fifth Avenue.

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

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel as of December 31, 2021:

•The Bethesda Marriott Suites hotel is subject to a ground lease that runs until 2087. There are no renewal options.

•The Courtyard New York Manhattan/Fifth Avenue is subject to a ground lease that runs until 2085, inclusive of one 49-year renewal option.

•The Salt Lake City Marriott is subject to two ground leases: one ground lease covers the land under the hotel and the other ground lease covers the portion of the hotel that extends into the adjacent City Creek Center. The term of the ground lease covering the land under the hotel runs through 2106. The term of the ground lease covering the extension into the City Creek Center runs through 2056.

•The Westin Boston Seaport District is subject to a ground lease that runs until 2099. There are no renewal options.

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

We sublease a parking area near the Bourbon Orleans Hotel. The sublease runs through July 2069. There are no renewal options.

These ground leases generally require us to make rental payments (including a percentage of gross receipts as percentage rent with respect to the Courtyard New York Manhattan/Fifth Avenue, Westin Boston Seaport District, Salt Lake City Marriott, and Cavallo Point ground leases). Most of our ground leases require us to make payments for all charges, costs, expenses, assessments and liabilities, including real property taxes and utilities. Furthermore, these ground leases generally require us to obtain and maintain insurance covering the subject property.

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Bethesda Marriott Suites	Through 4/2087	$917,512 (2)
Courtyard New York Manhattan/Fifth Avenue (3)	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2085	$4,321,336
Salt Lake City Marriott (Ground lease for hotel)	Through 12/2106	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott (Ground lease for extension)	1/2018 - 12/2056	$14,045 (4)
Westin Boston Seaport District (5) (Base rent)	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Seaport District (Percentage rent)	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
JW Marriott Denver Cherry Creek	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (6)	$60,000
Orchards Inn Sedona	7/2018 - 12/2070	$127,856 (7)
Hotel Palomar Phoenix (Base Rent)	4/2022 - 3/2085	$35,459 (8)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (9)	1/2022 - 12/2023	$390,000
	1/2024 - 12/2033	$312,000
	1/2034 - 12/2043	$234,000
	1/2044 - 12/2053	$156,000
	1/2054 - 12/2063	$78,000
	1/2064 - 3/2085	$—
Cavallo Point (Base Rent)	1/2019 - 12/2066	$67,034 (10)
Cavallo Point (11) (Percentage Rent)	1/2019 - 12/2023	2.0% of adjusted gross revenue over threshold
	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (12) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold
Bourbon Orleans Hotel parking sublease	Through 7/2069	$36,000 (13)

Property	Term (1)	Annual Rent
Worthington Renaissance Fort Worth Hotel garage ground lease	8/2013 - 7/2022	$40,400
	8/2022 - 7/2037	$46,081
	8/2037 - 7/2052	$51,763
	8/2052 - 7/2067	$57,444
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2021. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2021.

(4)	Represents rent for the year ended December 31, 2021. Rent increases annually based on the greater of 2% or a Consumer Price Index calculation.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(7)	Represents rent for the year ended December 31, 2021. Rent increases based on a Consumer Price Index calculation annually.

(8)	Represents rent for the year ended March 31, 2022. Rent increases annually each April by 2.5%.

(9)	As lessee of government property, the hotel is subject to a Government Property Lease Excise Tax under Arizona state statute with payments beginning in 2022.

(10)
Base rent resets every five years based on the average of the previous three years of adjusted gross revenues, as defined in the ground lease, multiplied by 75%. The next base rent reset will be January 2024.

(11)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(12)
Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $42 million plus an annual increase based on a Consumer Price Index calculation beginning January 1, 2020, and every year thereafter through the end of the lease term.

(13)	Represents rent for the year ending December 31, 2022. Annual rent increases by $6,000 every five years. The next rent increase will be January 2027.

14. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2021 and 2020, in thousands, are as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,067,223	$1,066,139	$1,048,699	$1,078,900
_______________

(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.
The Company's interest rate derivatives, which are not designated or accounted for as accounting hedges, consisted of the following as of December 31, 2021 and 2020, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2021	December 31, 2020
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(1,565)	$(3,231)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	(3,362)	(9,386)
							$(4,927)	$(12,617)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2021 and 2020. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

The following table presents the fair value of assets that were measured on a non-recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Hotel properties	$45,500	$—	$—	$45,500

As described in Note 3, we adjusted the carrying amount of Frenchman's Reef to its fair value and recorded a related impairment loss of $174.1 million in 2020. The fair value was determined using a discounted cash flow model whereby we estimated the future net cash flows expected to be generated by the hotel, using assumptions for estimated remaining reconstruction costs, estimated developer profit, forecasted operating revenues and expenses, and proceeds from the ultimate disposition of the hotel. The discount rate of 11.5% and the terminal capitalization rate of 8.5% used in the discounted cash flow model are considered significant unobservable inputs in estimating the non-recurring fair value measurement. The fair value measurement of the property is a Level 3 measurement under the fair value hierarchy (see Note 2).

In 2021, we recorded impairment losses related to Frenchman's Reef and The Lexington Hotel, as a result of the disposition of these hotels. See Note 9 for additional information related to these fair value measurements and corresponding impairment losses. As of December 31, 2021, there were no assets measured on a non-recurring basis.

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2021 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Marriott Alpharetta	—	3,623	33,503	4,247	3,623	37,750	41,373	(14,501)	26,872	2005	40 Years
Bethesda Marriott Suites	—	—	45,656	8,432	—	54,088	54,088	(20,872)	33,216	2004	40 Years
Bourbon Orleans Hotel		20,644	60,969	23	20,645	60,991	81,636	(1,357)	80,279	2021	40 Years
Cavallo Point, The Lodge at Golden Gate	—	—	123,100	3,827	—	126,927	126,927	(13,405)	113,522	2018	40 Years
Chicago Marriott Downtown, Magnificent Mile	—	36,900	347,921	97,273	36,900	445,194	482,094	(155,082)	327,012	2006	40 Years
The Gwen Hotel	—	31,650	76,961	22,904	31,650	99,865	131,515	(32,649)	98,866	2006	40 Years
Courtyard Denver Downtown	—	9,400	36,180	6,312	9,400	42,492	51,892	(10,593)	41,299	2011	40 Years
Courtyard New York Manhattan/Fifth Avenue	—	—	34,685	5,363	—	40,048	40,048	(16,610)	23,438	2004	40 Years
Courtyard New York Manhattan/Midtown East	(77,882)	16,500	54,812	7,512	16,500	62,324	78,824	(25,039)	53,785	2004	40 Years
Havana Cabana Key West	—	32,888	13,371	5,629	32,888	19,000	51,888	(3,216)	48,672	2014	40 Years
Henderson Beach Resort		10,118	93,176	—	10,118	93,176	103,294	—	103,294	2021	40 Years
Henderson Park Inn		8,395	17,462	11	8,395	17,473	25,868	(365)	25,503	2021	40 Years
Hilton Boston Downtown/Faneuil Hall	—	23,262	128,628	15,807	23,262	144,435	167,697	(33,073)	134,624	2012	40 Years
Hilton Burlington Lake Champlain	—	9,197	40,644	9,237	9,197	49,881	59,078	(10,580)	48,498	2012	40 Years
Hilton Garden Inn New York/Times Square Central	—	60,300	88,896	1,116	60,300	90,012	150,312	(16,569)	133,743	2014	40 Years
Hotel Emblem San Francisco	—	7,856	21,085	8,741	7,856	29,826	37,682	(5,460)	32,222	2012	40 Years
Hotel Palomar Phoenix	—	—	59,703	1	—	59,704	59,704	(5,796)	53,908	2018	40 Years
The Hythe Vail, a Luxury Collection Resort	—	5,800	52,463	34,121	5,800	86,584	92,384	(24,874)	67,510	2005	40 Years
JW Marriott Denver Cherry Creek	(58,789)	9,200	63,183	11,252	9,200	74,435	83,635	(17,760)	65,875	2011	40 Years
Kimpton Shorebreak Resort	—	19,908	37,525	4,805	20,423	41,815	62,238	(7,109)	55,129	2015	40 Years
Margaritaville Beach House Key West	—	49,592	42,958	16,451	49,592	59,409	109,001	(8,321)	100,680	2015	40 Years
The Landing Lake Tahoe Resort & Spa	—	14,816	24,351	1,174	14,816	25,525	40,341	(2,547)	37,794	2018	40 Years
L'Auberge de Sedona	—	39,384	22,204	4,363	39,384	26,567	65,951	(4,516)	61,435	2017	40 Years
Orchards Inn Sedona	—	9,726	10,180	322	9,726	10,502	20,228	(1,362)	18,866	2017	40 Years
Renaissance Charleston Historic District Hotel	—	5,900	32,511	10,123	5,900	42,634	48,534	(10,357)	38,177	2010	40 Years
Salt Lake City Marriott Downtown at City Creek	(43,570)	—	45,815	10,232	—	56,047	56,047	(21,242)	34,805	2004	40 Years
The Lodge at Sonoma Resort	(25,542)	3,951	22,720	20,943	3,951	43,663	47,614	(15,546)	32,068	2004	40 Years
Westin Boston Waterfront	(182,755)	—	273,696	35,907	—	309,603	309,603	(112,028)	197,575	2007	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	11,913	54,293	95,140	149,433	(16,418)	133,015	2014	40 Years
Westin San Diego Downtown	(58,600)	22,902	95,617	10,349	22,902	105,966	128,868	(24,634)	104,234	2012	40 Years
Westin Washington D.C City Center	(55,913)	24,579	122,229	13,526	24,579	135,755	160,334	(31,672)	128,662	2012	40 Years
Worthington Renaissance Fort Worth Hotel	(77,453)	15,500	63,428	24,759	15,500	88,187	103,687	(29,753)	73,934	2005	40 Years
Total	(580,504)	546,284	2,268,859	406,675	546,800	2,675,018	3,221,818	(693,306)	2,528,512

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

Balance at December 31, 2018	$3,308,009
Additions:
Acquisitions	—
Capital expenditures	69,270
Deductions:
Dispositions and other	—
Balance at December 31, 2019	3,377,279
Additions:
Acquisitions	—
Capital expenditures	34,512
Deductions:
Impairment losses	(61,310)
Dispositions and other	—
Balance at December 31, 2020	3,350,481
Additions:
Acquisitions	210,764
Capital expenditures	41,482
Deductions:
Impairment losses	(175,551)
Dispositions and other	(205,358)
Balance at December 31, 2021	$3,221,818

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

Balance at December 31, 2018	$556,868
Depreciation and amortization	68,543
Dispositions and other	—
Balance at December 31, 2019	625,411
Depreciation and amortization	73,362
Impairment losses	(15,230)
Dispositions and other	—
Balance at December 31, 2020	683,543
Depreciation and amortization	70,765
Impairment losses	(61,002)
Dispositions and other	—
Balance at December 31, 2021	$693,306

C) The aggregate cost of properties for Federal income tax purposes (in thousands) is approximately $3,115,515 as of December 31, 2021.