Form 10-Q
period 2022-03-31
DiamondRock Hospitality Co
filed 2022-05-06
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-32514
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 210,861,105 shares of its $0.01 par value common stock outstanding as of May 6, 2022.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Property and equipment, net	$2,659,123	$2,651,444
Right-of-use assets	97,067	100,212
Restricted cash	38,882	36,887
Due from hotel managers	154,199	120,671
Prepaid and other assets	98,375	17,472
Cash and cash equivalents	41,581	38,620
Total assets	$3,089,227	$2,965,306
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$574,909	$578,651
Unsecured term loans, net of unamortized debt issuance costs	398,668	398,572
Senior unsecured credit facility	200,000	90,000
Total debt	1,173,577	1,067,223

Lease liabilities	109,149	108,605
Deferred rent	61,955	60,800
Due to hotel managers	102,879	85,493
Unfavorable contract liabilities, net	62,313	62,780
Accounts payable and accrued expenses	41,331	51,238
Deferred income related to key money, net	9,103	8,203
Total liabilities	1,560,307	1,444,342
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,861,105 and 210,746,895 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,109	2,107
Additional paid-in capital	2,294,129	2,293,990
Accumulated deficit	(773,357)	(780,931)
Total stockholders’ equity	1,522,929	1,515,214
Noncontrolling interests	5,991	5,750
Total equity	1,528,920	1,520,964
Total liabilities and equity	$3,089,227	$2,965,306

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Revenues:
Rooms	$132,170	$50,412
Food and beverage	45,748	13,925
Other	18,915	8,600
Total revenues	196,833	72,937
Operating Expenses:
Rooms	33,830	13,828
Food and beverage	33,221	11,561
Management fees	4,020	1,119
Franchise fees	5,810	2,447
Other hotel expenses	70,509	48,935
Depreciation and amortization	26,655	26,962
Impairment losses	2,843	122,552
Corporate expenses	6,033	7,159
Business interruption insurance income	(499)	—
Total operating expenses, net	182,422	234,563
Interest and other expense (income), net	286	(156)
Interest expense	4,119	8,484
Total other expenses, net	4,405	8,328
Income (loss) before income taxes	10,006	(169,954)
Income tax benefit (expense)	54	(1,613)
Net income (loss)	10,060	(171,567)
Less: Net (income) loss attributable to noncontrolling interests	(32)	720
Net income (loss) attributable to the Company	10,028	(170,847)
Distributions to preferred stockholders	(2,454)	(2,454)
Net income (loss) attributable to common stockholders	$7,574	$(173,301)
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.04	$(0.82)
Earnings (loss) per share available to common stockholders—diluted	$0.04	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	114,210	2	139	—	141	209	350
Net income	—	—	—	—	—	10,028	10,028	32	10,060
Balance at March 31, 2022	4,760,000	$48	210,861,105	$2,109	$2,294,129	$(773,357)	$1,522,929	$5,991	$1,528,920

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	4,760,000	48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	170,251	2	18	—	20	281	301
Net loss	—	—	—	—	—	(170,847)	(170,847)	(720)	(171,567)
Balance at March 31, 2021	4,760,000	$48	210,243,765	$2,103	$2,285,509	$(749,832)	$1,537,828	$7,377	$1,545,205

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$10,060	$(171,567)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,655	26,962
Corporate asset depreciation as corporate expenses	59	56
Non-cash lease expense and other amortization	1,568	1,672
Non-cash interest rate swap fair value adjustment	(7,502)	2,731
Amortization of debt issuance costs	653	611
Impairment losses	2,843	122,552
Amortization of deferred income related to key money	(99)	(99)
Share-based compensation	1,160	1,783
Changes in assets and liabilities:
Prepaid expenses and other assets	248	4,299
Due to/from hotel managers	(16,934)	(15,188)
Accounts payable and accrued expenses	(5,557)	(8,756)
Net cash provided by (used in) operating activities	13,154	(34,944)
Cash flows from investing activities:
Capital expenditures	(11,628)	(11,956)
Property acquisitions	(64,061)	—
Purchase deposits	(36,180)	—
Receipt of deferred key money	1,000	—
Net cash used in investing activities	(110,869)	(11,956)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,935)	(3,797)
Draws on senior unsecured credit facility	110,000	45,000
Payment of debt financing costs	(120)	(1,149)
Distributions on common stock and units	(10)	(117)
Distributions on preferred stock	(2,454)	(2,454)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(810)	(1,482)
Net cash provided by financing activities	102,671	36,001
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,956	(10,899)
Cash, cash equivalents, and restricted cash at beginning of period	75,507	134,846
Cash, cash equivalents, and restricted cash at end of period	$80,463	$123,947

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$10,549	$10,476
Cash paid (refunded) for income taxes, net	$1	$(330)
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$9	$21
Accrued capital expenditures	$10,422	$2,526

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$41,581	$38,620
Restricted cash	38,882	36,887
Total cash, cash equivalents and restricted cash	$80,463	$75,507

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in major urban markets and in destination resort locations, and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. or Hilton Worldwide). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

As of March 31, 2022, we owned 33 hotels with 9,454 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida (2); Fort Lauderdale, Florida; Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Marathon, Florida; New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); and Vail, Colorado.

During the three months ended March 31, 2022, we acquired the Tranquility Bay Beachfront Resort located in Marathon, Florida. See Note 9 for further discussion of the acquisition. On April 1, 2022, we acquired the Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida. See Note 12 for further discussion of the acquisition.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of March 31, 2022. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

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

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position, the results of our operations, the statements of equity, and cash flows. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed on February 22, 2022.

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

Currently, one of the most significant risks and uncertainties relates to the COVID-19 pandemic. The COVID-19 pandemic has adversely affected the hospitality industry in general and our business in particular. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, including the potential emergence of a new variant strain of COVID-19 and the actions of governments and individuals to contain COVID-19 and its variants or mitigate its impact. To the extent that certain travel activity in the U.S. is materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as the business and financial results of the Company, would similarly continue to be materially and adversely impacted.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, we had a valuation allowance of $18.7 million and $14.9 million, respectively, on our deferred tax assets.

We have elected to be treated as a real estate investment trust, or REIT, under the provisions of the Internal Revenue Code of 1986, as amended, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built-in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, local and/or foreign income taxes. In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to wholly owned taxable REIT subsidiaries.

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

We had no accruals for tax uncertainties as of March 31, 2022 and December 31, 2021.

Intangible Assets and Liabilities

Intangible assets and liabilities recorded may include management or franchise agreement intangibles and in-place lease intangibles assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if an intangible asset or liability exists. Intangible assets or liabilities are recorded at the acquisition date and amortized using the straight-line method over the expected useful life. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. In connection with our acquisition of Tranquility Bay Beachfront Resort, we recognized a $45.2 million right-to-manage intangible asset related to the rental management agreements with third-party unit owners. See Note 9 for more information, including information about the impairment recognized during the three months ended March 31, 2022. We currently have no other intangible assets. The remaining useful life of this intangible asset as of March 31, 2022 is approximately 39.8 years. The intangible asset, net of accumulated amortization of $0.3 million, was $42.1 million as of March 31, 2022. Amortization expense for the three months ended March 31, 2022 totaled $0.3 million. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

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

Noncontrolling Interests

The noncontrolling interest is the portion of equity in our consolidated operating partnership not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. The noncontrolling interests are classified as permanent equity as we have the right to choose to settle each holder's redemption of the interest in either cash or delivery of shares of our common stock. See Note 5 for additional details. On the consolidated statements of operations, revenues, expenses and net income or loss from our less-than-wholly-owned operating partnership are reported within the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. ASU 2020-04 permits a contract with a modified reference rate to be accounted for as a continuation of the existing contract. We have not entered into any contract modifications yet as it directly relates to reference rate reform, but we anticipate undertaking such modifications in the future related to our variable rate debt and interest rate swaps indexed to LIBOR. The adoption of ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

3.Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$548,443	$546,800
Land improvements	7,994	7,994
Buildings and site improvements	2,694,128	2,667,024
Furniture, fixtures and equipment	506,264	501,505
Construction in progress	15,372	14,485
	3,772,201	3,737,808
Less: accumulated depreciation	(1,113,078)	(1,086,364)
	$2,659,123	$2,651,444

As of March 31, 2022 and December 31, 2021, we had accrued capital expenditures of $10.4 million and $7.3 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking garages as of March 31, 2022. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of March 31, 2022, our operating leases have a weighted-average remaining lease term of 65 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$2,786	$2,760
Variable lease payments	$230	$41
Cash paid for amounts included in the measurement of operating lease liabilities	$985	$866

Maturities of lease liabilities as of March 31, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (excluding the three months ended March 31, 2022)	$2,991
2023	4,033
2024	4,012
2025	4,072
2026	4,640
Thereafter	759,838
Total lease payments	779,586
Less imputed interest	(670,437)
Total lease liabilities	$109,149

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

In August 2021, we implemented an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program.

Preferred Shares

We are authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of March 31, 2022 and December 31, 2021, there were 4,760,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 748,044 and 639,622 common OP units held by unaffiliated third parties and executive officers of the Company as of March 31, 2022 and December 31, 2021, respectively. There were 26,966 and 135,388 LTIP units outstanding as of March 31, 2022 and December 31, 2021, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

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

We have paid the following dividends to holders of our Series A Preferred Stock during 2022:

Payment Date	Record Date	Dividend per Share
March 31, 2022	March 18, 2022	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 4,965,407 shares as of March 31, 2022. In addition to these shares, additional shares of common stock may be issued from time to time in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2022 to March 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,443,295	$9.46
Granted	425,731	9.56
Vested	(260,680)	9.54
Forfeited	(211,543)	9.45
Unvested balance at March 31, 2022	1,396,803	$9.47

The total unvested share awards as of March 31, 2022 are expected to vest as follows: 8,202 shares during 2022, 395,532 shares during 2023, 461,677 shares during 2024, 260,114 shares during 2025, and 271,278 shares during 2026. As of March 31, 2022, the unrecognized compensation cost related to restricted stock awards was $11.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 34 months. We recorded $0.8 million of compensation expense related to restricted stock awards for each of the three months ended March 31, 2022 and 2021. The compensation expense recorded for the three months ended March 31, 2022 includes the reversal of $0.2 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President and Chief Operating Officer.
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

On February 22, 2022, our board of directors granted 337,702 PSUs to our executive officers. The grant date fair value of the portion of the PSUs based on our relative total stockholder return was $9.84 using the assumptions of volatility of 71.4% and a risk-free rate of 1.74%. The grant date fair value of the portion of the PSUs based on hotel market share was $9.56, which was the closing stock price of our common stock on such date.

A summary of our PSUs from January 1, 2022 to March 31, 2022 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	969,240	$9.45
Granted	337,702	9.70
Vested (1)	(269,224)	10.14
Forfeited	(160,533)	9.34
Unvested balance at March 31, 2022	877,185	$11.06
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2022 was equal to 100.0% of the PSU Target Award.

The total unvested PSUs as of March 31, 2022 are expected to vest as follows: 296,596 units during 2023, 294,445 units during 2024 and 286,144 units during 2025. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2022, the unrecognized compensation cost related to the PSUs was $5.3 million and is expected to be recognized on a straight-line basis over a weighted average period of 27 months. We recorded $0.2 million and $0.7 million of compensation expense related to the PSUs for the three months ended March 31, 2022 and 2021, respectively. The compensation expense recorded for the three months ended March 31, 2022 includes the reversal of $0.5 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President and Chief Operating Officer.

LTIP Units

LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while potentially allowing them to enjoy a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.
A summary of our LTIP units from January 1, 2022 to March 31, 2022 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	135,388	$10.22
Vested (1)	(108,422)	10.38
Unvested balance at March 31, 2022	26,966	$9.58
______________________
(1)As of March 31, 2022, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total remaining unvested LTIP units as of March 31, 2022 of 26,966 are expected to vest in 2023.

As of March 31, 2022, the unrecognized compensation cost related to LTIP unit awards was $0.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 11 months. We recorded $0.2 million and $0.3 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2022 and 2021, respectively.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$7,574	$(173,301)
Dividends declared on unvested share-based compensation	—	—
Net income (loss) available to common stockholders	$7,574	$(173,301)
Denominator:
Weighted-average number of common shares outstanding—basic	212,491,561	211,671,581
Effect of dilutive securities:
Unvested restricted common stock	229,682	—
Shares related to unvested PSUs	429,575	—
Weighted-average number of common shares outstanding—diluted	213,150,818	211,671,581
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.04	$(0.82)
Earnings (loss) per share available to common stockholders—diluted	$0.04	$(0.82)

For the three months ended March 31, 2021, 757,591 of unvested restricted common shares and 695,654 of unvested PSUs were excluded from the diluted weighted-average common shares outstanding, as their effect would be anti-dilutive.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2022 and December 31, 2021 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of March 31, 2022	Maturity Date	March 31, 2022	December 31, 2021
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2023	$43,120	$43,570
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023	55,299	55,913
The Lodge at Sonoma Resort mortgage loan	3.96%	April 2023	25,413	25,542
Westin San Diego Bayview mortgage loan	3.94%	April 2023	58,166	58,600
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	77,445	77,882
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	76,992	77,453
Hotel Clio mortgage loan	4.33%	July 2025	58,456	58,789
Westin Boston Seaport District mortgage loan	4.36%	November 2025	181,679	182,755
Unamortized debt issuance costs			(1,661)	(1,853)
Total mortgage debt, net of unamortized debt issuance costs			574,909	578,651

Unsecured term loan	LIBOR + 2.40% (2) (4)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.40% (3) (4)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,332)	(1,428)
Unsecured term loans, net of unamortized debt issuance costs			398,668	398,572

Senior unsecured credit facility	LIBOR + 2.55% (4)	July 2023 (5)	200,000	90,000

Total debt, net of unamortized debt issuance costs			$1,173,577	$1,067,223
Weighted-Average Interest Rate	3.78%
_______________________
(1)LIBOR is subject to a floor of 1.0%.
(2)We are party to an interest rate swap agreement that fixes LIBOR at 2.41% through October 2023.
(3)We are party to an interest rate swap agreement that fixes LIBOR at 1.70% through July 2024 for $175 million of the loan. LIBOR is subject to a floor of 0.25%.
(4)LIBOR is subject to a floor of 0.25%.
(5)The credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2022, eight of our 33 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of March 31, 2022, the debt service coverage ratios or debt yields for all of our mortgage loans, except for the mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek, were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. As of March 31, 2022, we had $3.1 million held in cash traps, which is included within the restricted cash on the accompanying balance sheet. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments (the “Amendments”) to the Credit Agreements (as amended, the “Amended Credit Agreements”) for the Revolving Credit Facility and term loans. These Amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 (the “Covenant Relief Period”) and allow for certain other modifications to the covenants thereafter through the second quarter of 2023 (the “Ratio Adjustment Period”).

During the Covenant Relief Period and until the date we have demonstrated compliance with the financial covenants for the fiscal quarter following the end of the Covenant Relief Period, the Amendments (i) require that the net cash proceeds from certain incurrences of indebtedness, equity issuances and asset dispositions will, subject to various exceptions, be applied as a mandatory prepayment of the amounts outstanding under the Amended Credit Agreements, (ii) impose an additional covenant that we and our subsidiaries maintain minimum liquidity, defined as unrestricted cash plus available capacity on the Revolving Credit Facility, of at least $125.0 million, (iii) impose additional negative covenants that will limit our ability to incur additional indebtedness, pay dividends and distributions (except to the extent required to maintain REIT status), repurchase shares, make prepayments of other indebtedness, make capital expenditures, conduct asset dispositions or transfers and make investments, in each case subject to various exceptions, and (iv) permit the payment of dividends on the Company's preferred stock, up to $25.0 million annually.

A summary of the most significant covenants is as follows:

		Modified	Actual at
	Covenant	Covenant (1)	March 31, 2022
Maximum leverage ratio (2)	60%	65%	50.0%
Minimum fixed charge coverage ratio (3)	1.50x	1.00x to 1.50x	1.68x
Secured recourse indebtedness	Less than 45% of Total Asset Value	Less than 45% of Total Asset Value	27.7%
Unencumbered leverage ratio	60.0%	65.0%	35.6%
Unencumbered implied debt service coverage ratio	1.20x	1.00x to 1.20x	1.86x
_____________________________

(1)Covenant requirements during the Ratio Adjustment Period.

(2)Leverage ratio is net indebtedness, as defined in the Credit Agreements, divided by total asset value, defined in the Credit Agreements as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(3)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Credit Agreements as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the Credit Agreements as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

During the Covenant Relief Period and the Ratio Adjustment Period, the Amendments also set the applicable interest rate to LIBOR plus a margin of 2.55% for the Revolving Credit Facility and LIBOR plus a margin of 2.40% for the Facility Term Loan and 2023 Term Loan. The Amendments also add a LIBOR floor of 0.25% to the variable interest rate calculation.

As of March 31, 2022, we had $200.0 million of borrowings outstanding under the Revolving Credit Facility. We incurred interest and unused fees on the Revolving Credit Facility of $1.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. We incurred interest on the unsecured term loans of $3.6 million for each of the three months ended March 31, 2022 and 2021.

9. Acquisitions

On January 6, 2022, we acquired the 103-room Tranquility Bay Beachfront Resort located in Marathon, Florida, for $63.0 million, excluding prorations and transaction costs. The acquisition was funded with corporate cash. The acquisition includes income from 84 units owned by third parties that currently participate in the hotel's rental management program and the majority of the intervals in three units that are structured as vacation ownership. We own the remaining 16 rooms in fee simple. We recognized a $45.2 million right-to-manage intangible asset related to the long-term rental agreements (“RMAs”) that were purchased as part of the acquisition. The intangible asset is recorded within prepaid and other assets on the accompanying consolidated balance sheet as of March 31, 2022. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. In March 2022, we entered into agreements to purchase four of the third-party owned units for $4.1 million in aggregate. In connection with the purchase agreements, we evaluated the recoverability of the right-to-manage intangible asset related to the RMAs, and as a result, we recorded an impairment loss of $2.8 million. On March 23, 2022, we closed on the purchase of two of the four third-party owned units for $1.7 million.

10. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2022 and December 31, 2021, in thousands, is as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,173,577	$1,146,622	$1,067,223	$1,066,139
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of March 31, 2022 and December 31, 2021, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2022	December 31, 2021
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$(232)	$(1,565)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	2,807	(3,362)
							$2,575	$(4,927)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of March 31, 2022 and December 31, 2021. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

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

12. Subsequent Events

On April 1, 2022, we acquired the 96-room Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for $35.3 million, excluding prorations and transaction costs.

On April 7, 2022, we closed on the purchase of two third-party owned units at Tranquility Bay Beachfront Resort for $2.5 million. In connection with entering into purchase agreements to acquire the units, we recorded an impairment loss in the first quarter of 2022. See Note 9 for additional information about the impairment.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 as updated by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of March 31, 2022, we owned a portfolio of 33 premium hotels and resorts that contain 9,454 guest rooms located in 23 different markets in North America.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 67% of our total revenues for the three months ended March 31, 2022 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

COVID-19 Pandemic

The novel coronavirus (COVID-19) has had and continues to have a significant effect on our industry in general and our business in particular. The demand for lodging materially decreased beginning in March 2020 and remains at historically low levels. Three of our hotels suspended operations for a period of time during the three months ended March 31, 2021. All of our hotels were open during the three months ended March 31, 2022. The comparability of our results of operations for the three months ended March 31, 2022 to the three months ended March 31, 2021 has been impacted by the effects of the pandemic.

COVID-19 case counts increased early in the first quarter of 2022 following the emergence of the Omicron variant, but quickly decreased during the latter half of the quarter. Demand at our leisure-focused hotels improved in 2021 and 2022 to date. Demand at our other hotels remains at historically low levels. The COVID-19 pandemic has had a significant negative impact on our operations and financial results and is expected to continue to have a negative impact on our results of operations, financial position and cash flows for the remainder of 2022. Our portfolio's operating results have improved during the three months ended March 31, 2022 relative to the three months ended March 31, 2021.

As the recovery continues, we expect that the pace will vary from market to market and may be uneven in nature. Although there are signs of a a robust recovery in business travel in 2022 to date relative to 2021, there remains significant uncertainty regarding the future pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. The emergence of new variant strains of COVID-19 has the potential to slow or reverse positive trends expected in 2022 and beyond.

Our Hotels

The following tables set forth certain operating information for the three months ended March 31, 2022 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2021 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile (2)	Chicago, Illinois	1,200	27.4%	$168.57	$46.13	N/A
Westin Boston Seaport District	Boston, Massachusetts	793	53.7%	194.05	104.27	482.3%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	49.0%	176.07	86.21	161.2%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	64.3%	194.19	124.90	162.7%
Westin San Diego Bayview	San Diego, California	436	53.0%	175.00	92.81	198.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	87.7%	336.96	295.38	106.9%
Westin Washington, D.C. City Center	Washington, D.C.	410	35.2%	175.98	62.02	368.8%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	403	63.0%	174.41	109.95	386.4%
The Hythe Vail	Vail, Colorado	344	67.0%	663.43	444.73	61.9%
Courtyard New York Manhattan/Midtown East	New York, New York	321	63.6%	199.77	127.03	50.3%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	41.6%	141.87	59.03	173.1%
The Gwen Hotel	Chicago, Illinois	311	58.2%	213.18	124.11	176.8%
Hilton Garden Inn New York/Times Square Central (2)	New York, New York	282	77.8%	162.46	126.40	N/A
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	26.4%	113.40	29.97	53.8%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	58.6%	157.63	92.30	145.3%
Hotel Palomar Phoenix	Phoenix, Arizona	242	76.8%	247.83	190.39	158.6%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	49.6%	244.94	121.61	N/A
Henderson Beach Resort	Destin, Florida	216	44.3%	411.26	182.13	22.1%
Hotel Clio	Denver, Colorado	199	62.4%	258.96	161.68	104.3%
Courtyard New York Manhattan/Fifth Avenue (2)	New York, New York	189	82.9%	161.28	133.69	N/A
Margaritaville Beach House Key West	Key West, Florida	186	92.0%	579.43	532.94	84.5%
The Lodge at Sonoma Resort	Sonoma, California	182	48.0%	367.07	176.30	194.7%
Courtyard Denver Downtown	Denver, Colorado	177	60.0%	151.12	90.65	169.8%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	167	80.3%	311.69	250.35	105.0%
Kimpton Shorebreak Resort	Huntington Beach, California	157	71.8%	297.03	213.36	114.0%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	44.6%	683.10	304.93	188.2%
Havana Cabana Key West	Key West, Florida	106	93.8%	411.65	386.07	62.6%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	83.3%	947.75	789.49	29.4%
Hotel Emblem San Francisco	San Francisco, California	96	53.4%	189.44	101.10	418.1%
L'Auberge de Sedona	Sedona, Arizona	88	68.5%	1,046.12	716.30	23.8%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	46.5%	408.90	189.99	13.5%
Orchards Inn Sedona	Sedona, Arizona	70	63.7%	309.21	196.91	24.9%
Henderson Park Inn	Destin, Florida	37	60.6%	511.93	310.39	38.4%
TOTAL/WEIGHTED AVERAGE		9,454	55.8%	$278.57	$155.43	122.4%
____________________
(1)The percentage change from 2021 RevPAR reflects the comparable period in 2021 to our 2022 ownership period for our 2022 and 2021 acquisitions.
(2)The hotel was closed for all or a portion of the three months ended March 31, 2021.

Results of Operations

Our results of operations for the three months ended March 31, 2022 improved relative to the three months ended March 31, 2021 as all of our hotels were open for the entire quarter, government mandates eased, vaccines were distributed, and travel demand increased.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

In response to the COVID-19 pandemic, operations were suspended at three of our hotels for all or a portion of the three months ended March 31, 2021. All of our hotels were open during the three months ended March 31, 2022.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,
	2022	2021	% Change
Rooms	$132.2	$50.4	162.3%
Food and beverage	45.7	13.9	228.8%
Other	18.9	8.6	119.8%
Total revenues	$196.8	$72.9	170.0%

Our total revenues increased $123.9 million from $72.9 million for the three months ended March 31, 2021 to $196.8 million for the three months ended March 31, 2022.

The following are key hotel operating statistics for the three months ended March 31, 2022 and 2021. The 2021 operating statistics reflect the period in 2021 comparable to our ownership period in 2022 for hotels acquired in 2021 and 2022.

	Three Months Ended March 31,
	2022	2021	% Change
Occupancy %	55.8%	29.6%	26.2%
ADR	$278.57	$236.10	18.0%
RevPAR	$155.43	$69.88	122.4%

Rooms revenues increased by $81.8 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to increases in occupancy and ADR as our hotels continued to recover from the COVID-19 pandemic. Additionally, the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn in July 2021, Henderson Beach Resort in December 2021 and Tranquility Bay Beachfront Resort in January 2022 (collectively, our “2021/2022 acquisitions”) contributed to the increase in rooms revenue by $13.9 million.

Food and beverage revenues increased $31.8 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic. Additionally, our 2021/2022 acquisitions contributed to the increase in food and beverage revenues by $3.5 million.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $10.3 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic, as well as increases in attrition and cancellation fees. Additionally, our 2021/2022 acquisitions contributed to the increase in other revenues by $2.0 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2022	2021	% Change
Rooms departmental expenses	$33.8	$13.8	144.9%
Food and beverage departmental expenses	33.2	11.6	186.2
Other departmental expenses	4.8	2.0	140.0
General and administrative	16.8	9.9	69.7
Utilities	5.6	4.1	36.6
Repairs and maintenance	8.8	5.8	51.7
Sales and marketing	12.4	5.8	113.8
Franchise fees	5.8	2.4	141.7
Base management fees	3.6	1.1	227.3
Incentive management fees	0.4	—	100.0
Property taxes	10.8	14.1	(23.4)
Other fixed charges	8.9	3.8	134.2
Severance costs	(0.5)	0.1	(600.0)
Professional fees and pre-opening costs related to Frenchman's Reef	—	0.6	(100.0)
Lease expense	3.0	2.8	7.1
Total hotel operating expenses	$147.4	$77.9	89.2%

Our hotel operating expenses increased $69.5 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic and other related operating costs stemming from the timing and extent of the COVID-19 pandemic. Additionally, our 2021/2022 acquisitions contributed to the increase in hotel operating expenses by $15.0 million. The increase in hotel operating expenses was partially offset by a $3.3 million decrease due to our dispositions of Frenchman's Reef & Morning Star Marriott Beach Resort in April 2021 and The Lexington Hotel in June 2021.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense decreased $0.3 million, or 1.1%, from the three months ended March 31, 2021 primarily due to the sale of The Lexington Hotel in June 2021.

Impairment losses. During the three months ended March 31, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon entering into purchase agreements during the three months ended March 31, 2022 to acquire four third-party owned units. During the three months ended March 31, 2021, we recorded impairment losses of $122.6 million related to the dispositions of The Lexington Hotel and Frenchman's Reef & Morning Star Marriott Beach Resort.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.2 million, or 15.7%, from $7.2 million for the three months ended March 31, 2021 to $6.0 million for the three months ended March 31, 2022 primarily due to the reversal of compensation expense during the three months ended March 31, 2022 resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President and Chief Operating Officer.

Business interruption insurance income. During the three months ended March 31, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021. We did not recognize any business interruption insurance income during the three months ended March 31, 2021.

Interest expense. Our interest expense was $4.1 million and $8.5 million for the three months ended March 31, 2022 and 2021, respectively, and was comprised of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Mortgage debt interest	$6.0	$6.3
Unsecured term loan interest	3.6	3.6
Credit facility interest and unused fees	1.3	0.7
Amortization of debt issuance costs and debt premium	0.7	0.6
Interest rate swap mark-to-market and net settlements	(7.5)	(2.7)
	$4.1	$8.5

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service and operating expenses, ground lease payments (see Note 4 to the accompanying consolidated financial statements), capital expenditures directly associated with our hotels and distributions to our preferred stockholders, as well as the maturities of four mortgage loans in the next 12 months. We have suspended our quarterly common stock dividend. We currently expect that our existing cash balances and available capacity on our senior unsecured credit facility will be sufficient to meet our short-term liquidity requirements.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2022, the debt service coverage ratios or debt yields for all of our mortgage loans, except for the mortgage loan secured by the Salt Lake City Marriott Downtown at City Creek, were below the minimum thresholds such that the cash trap provision of each respective loan was triggered. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2022, we had $1.2 billion of debt outstanding with a weighted average interest rate of 3.78% and a weighted average maturity date of approximately 2.2 years. We have four mortgage debt maturities within 12 months of May 6, 2022, and 25 of our 33 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 8 to the accompanying consolidated financial statements.

ATM Program

In August 2021, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program.
Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. The maturity date for the senior unsecured credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. As of March 31, 2022, we had $200.0 million of borrowings outstanding under our senior unsecured credit facility. On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments to the credit agreements for our corporate credit facility and term loans. These amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 and allow for certain other modifications to the covenants thereafter through the second quarter of 2023. As of March 31, 2022, we were in compliance with all of the original financial covenants under the credit agreements. We expect to exit the covenant waiver restrictions as of the second quarter of 2022.

Additional information about the credit agreements, including a summary of significant covenants, a description of the restrictions imposed by the amendments and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from hotel dispositions. Our principal uses of cash are for potential acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and any distributions to holders of common stock, common units and preferred stock. As of March 31, 2022, we had $41.6 million of unrestricted cash, $38.9 million of restricted cash and $200.0 million of outstanding borrowings on our senior unsecured credit facility.

Our net cash used in operations was $13.2 million for the three months ended March 31, 2022. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $110.9 million for the three months ended March 31, 2022, which consisted of $11.6 million of capital expenditures at our operating hotels, $64.1 million paid for the acquisition of Tranquility Bay Beachfront Resort and the subsequent purchase of two third-party owned units at the resort, and $36.2 million paid in purchase deposits for the acquisition of the Kimpton Fort Lauderdale Beach Resort, which closed on April 1, 2022, offset by $1.0 million of deferred key money received for the Henderson Beach Resort.

Our net cash provided by financing activities was $102.7 million for the three months ended March 31, 2022, which consisted of draws of $110.0 million on our senior unsecured credit facility, offset by $2.5 million of distributions paid to holders of preferred stock, $3.9 million of scheduled mortgage debt principal payments, $0.1 million paid for financing costs for the credit agreements, and $0.8 million paid to repurchase shares for the payment of tax withholding obligations and for accrued dividends upon the vesting of restricted stock.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2022 will be the net cash flow from hotel operations as the lodging disruptions from COVID-19 continue to subside and draws on our senior unsecured credit facility. We expect our estimated uses of cash for the remainder of the year ending December 31, 2022 will be scheduled debt service payments, payments of outstanding borrowings on our unsecured credit facility, capital expenditures, potential funding of hotel working capital requirements, distributions to preferred stockholders, corporate expenses and potential hotel acquisitions. Additionally, we expect uses of cash in 2023 will include our scheduled debt maturities.

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

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020. The payment of future dividends is determined by our board of directors after considering our projected taxable income, obligations under our financing agreements, expected capital requirements, and risks affecting our business. We currently expect to recommence the quarterly common dividend beginning in the third quarter of 2022.

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2022, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2022	March 18, 2022	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2022, we have set aside $26.0 million for capital projects in property improvement funds, which are included in restricted cash.

In 2022, we expect to spend approximately $100 million on necessary capital improvements and a select few transformational projects with attractive returns on investment. Significant projects in 2022 include the following:

•JW Marriott Denver Cherry Creek: We completed renovations in March 2022 to rebrand the hotel as Hotel Clio, a Luxury Collection Hotel.
•Kimpton Hotel Palomar Phoenix: We plan to complete a comprehensive rebranding and repositioning this year of the rooftop bar and pool at the hotel. The new rooftop will be named The Eden and offer an extraordinary food and beverage experience.
•Hilton Boston Downtown/Faneuil Hall: We expect to commence a comprehensive renovation in the fourth quarter of 2022 to reposition the hotel as an experiential lifestyle property to be completed in mid-2023.

•Orchards Inn Sedona: We expect to commence the first phase of an upgrade renovation of the resort in late-2022. The two phase renovation, which is expected to be completed in 2023, will reposition the hotel as The Cliffs at L'Auberge.
•Hilton Burlington Lake Champlain: We are working with Hilton Worldwide to potentially rebrand the hotel as a Curio Collection. The repositioning is expected to be completed in early 2023 and include a new restaurant concept by a local renowned chef.

We invested approximately $11.6 million in capital improvements at our hotels during the three months ended March 31, 2022.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$10,060	$(171,567)
Interest expense	4,119	8,484
Income tax (benefit) expense	(54)	1,613
Real estate related depreciation and amortization	26,655	26,962
EBITDA	40,780	(134,508)
Impairment losses	2,843	122,552
EBITDAre	43,623	(11,956)
Non-cash lease expense and other amortization	1,568	1,672
Professional fees and pre-opening costs related to Frenchman's Reef (1)	—	575
Hotel manager transition items	249	128
Severance costs (2)	(532)	10
Adjusted EBITDA	$44,908	$(9,571)
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that were not covered by insurance.
(2)	Consists of severance costs incurred from the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$10,060	$(171,567)
Real estate related depreciation and amortization	26,655	26,962
Impairment losses	2,843	122,552
FFO	39,558	(22,053)
Distributions to preferred stockholders	(2,454)	(2,454)
FFO available to common stock and unit holders	37,104	(24,507)
Non-cash lease expense and other amortization	1,568	1,672
Professional fees and pre-opening costs related to Frenchman's Reef (1)	—	575
Hotel manager transition items	249	128
Severance costs (2)	(532)	10
Fair value adjustments to interest rate swaps	(7,502)	(2,731)
Adjusted FFO available to common stock and unit holders	$30,887	$(24,853)
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that were not covered by insurance.
(2)	Consists of severance costs incurred from the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

Critical Accounting Estimates and Policies

Our unaudited consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

Investment in Hotels
Investment purchases of hotel properties, land, land improvements, building and furniture, fixtures and equipment, lease assets and liabilities, and identifiable intangible assets that are not businesses are accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Property and equipment purchased after the hotel acquisition date is recorded at cost.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2022 was $1.2 billion, of which $418.1 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.2 million annually.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31, 2022	—	$—	—	$—
February 1 - February 28, 2022	81,379 (1)	$9.55	—	$—
March 1 - March 31, 2022	—	$—	—	$—
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

May 6, 2022

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)