Form 10-Q
period 2022-06-30
DiamondRock Hospitality Co
filed 2022-08-04
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 210,923,015 shares of its $0.01 par value common stock outstanding as of August 4, 2022.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Property and equipment, net	$2,689,059	$2,651,444
Right-of-use assets	99,617	100,212
Restricted cash	42,354	36,887
Due from hotel managers	174,407	120,671
Prepaid and other assets	67,656	17,472
Cash and cash equivalents	71,713	38,620
Total assets	$3,144,806	$2,965,306
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$571,192	$578,651
Unsecured term loans, net of unamortized debt issuance costs	398,822	398,572
Senior unsecured credit facility	200,000	90,000
Total debt	1,170,014	1,067,223

Lease liabilities	109,708	108,605
Deferred rent	63,064	60,800
Due to hotel managers	106,048	85,493
Unfavorable contract liabilities, net	61,898	62,780
Accounts payable and accrued expenses	43,162	51,238
Deferred income related to key money, net	8,996	8,203
Total liabilities	1,562,890	1,444,342
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,923,015 and 210,746,895 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,109	2,107
Additional paid-in capital	2,296,864	2,293,990
Distributions in excess of earnings	(723,294)	(780,931)
Total stockholders’ equity	1,575,727	1,515,214
Noncontrolling interests	6,189	5,750
Total equity	1,581,916	1,520,964
Total liabilities and equity	$3,144,806	$2,965,306

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Revenues:
Rooms	$193,025	$86,896	$325,195	$137,308
Food and beverage	68,606	25,614	114,354	39,539
Other	19,776	12,281	38,691	20,881
Total revenues	281,407	124,791	478,240	197,728
Operating Expenses:
Rooms	42,645	21,466	76,475	35,294
Food and beverage	43,471	19,573	76,692	31,134
Management fees	6,312	2,291	10,332	3,410
Franchise fees	8,693	3,735	14,503	6,182
Other hotel expenses	80,498	51,874	151,007	100,809
Depreciation and amortization	27,389	24,692	54,044	51,654
Impairment losses	—	4,145	2,843	126,697
Corporate expenses	8,726	8,290	14,759	15,449
Business interruption insurance income	—	—	(499)	—
Total operating expenses, net	217,734	136,066	400,156	370,629
Interest and other expense (income), net	606	(315)	892	(471)
Interest expense	9,675	10,710	13,794	19,194
Total other expenses, net	10,281	10,395	14,686	18,723
Income (loss) before income taxes	53,392	(21,670)	63,398	(191,624)
Income tax (expense) benefit	(691)	2,551	(637)	938
Net income (loss)	52,701	(19,119)	62,761	(190,686)
Less: Net (income) loss attributable to noncontrolling interests	(184)	86	(216)	806
Net income (loss) attributable to the Company	52,517	(19,033)	62,545	(189,880)
Distributions to preferred stockholders	(2,454)	(2,454)	(4,908)	(4,908)
Net income (loss) attributable to common stockholders	$50,063	$(21,487)	$57,637	$(194,788)
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.24	$(0.10)	$0.27	$(0.92)
Earnings (loss) per share available to common stockholders—diluted	$0.23	$(0.10)	$0.27	$(0.92)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	114,210	2	139	—	141	209	350
Net income	—	—	—	—	—	10,028	10,028	32	10,060
Balance at March 31, 2022	4,760,000	$48	210,861,105	$2,109	$2,294,129	$(773,357)	$1,522,929	$5,991	$1,528,920
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	54,910	—	2,684	—	2,684	65	2,749
Redemption of Operating Partnership units	—	—	7,000	—	51	—	51	(51)	—
Net income	—	—	—	—	—	52,517	52,517	184	52,701
Balance at June 30, 2022	4,760,000	$48	210,923,015	$2,109	$2,296,864	$(723,294)	$1,575,727	$6,189	$1,581,916

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	4,760,000	48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	170,251	2	18	—	20	281	301
Net loss	—	—	—	—	—	(170,847)	(170,847)	(720)	(171,567)
Balance at March 31, 2021	4,760,000	$48	210,243,765	$2,103	$2,285,509	$(749,832)	$1,537,828	$7,377	$1,545,205
Distributions on preferred stock ($0.516 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	52,085	—	2,502	1	2,503	280	2,783
Redemption of Operating Partnership Units	—	—	8,000	—	59	—	59	(59)	—
Net loss	—	—	—	—	—	(19,033)	(19,033)	(86)	(19,119)
Balance at June 30, 2021	4,760,000	$48	210,303,850	$2,103	$2,288,070	$(771,318)	$1,518,903	$7,512	$1,526,415

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$62,761	$(190,686)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,044	51,654
Corporate asset depreciation as corporate expenses	115	112
Non-cash lease expense and other amortization	3,124	3,343
Non-cash interest rate swap fair value adjustment	(10,222)	3,569
Amortization of debt issuance costs	1,310	1,257
Impairment losses	2,843	126,697
Amortization of deferred income related to key money	(207)	(198)
Share-based compensation	3,927	4,567
Changes in assets and liabilities:
Prepaid expenses and other assets	(8,933)	2,348
Due to/from hotel managers	(33,936)	(26,692)
Accounts payable and accrued expenses	659	(12,399)
Net cash provided by (used in) operating activities	75,485	(36,428)
Cash flows from investing activities:
Capital expenditures	(28,031)	(19,607)
Extension of the Salt Lake City Marriott Downtown ground lease	—	(2,781)
Property acquisitions	(106,184)	—
Net proceeds from sale of hotel properties	—	213,817
Receipt of deferred key money	1,000	—
Net cash (used in) provided by investing activities	(133,215)	191,429
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,844)	(7,561)
Draws on senior unsecured credit facility	110,000	115,500
Repayments of senior unsecured credit facility	—	(170,500)
Payment of debt financing costs	(120)	(1,149)
Distributions on common stock and units	(10)	(118)
Distributions on preferred stock	(4,908)	(4,909)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(828)	(1,482)
Net cash provided by (used in) financing activities	96,290	(70,219)
Net increase in cash, cash equivalents, and restricted cash	38,560	84,782
Cash, cash equivalents, and restricted cash at beginning of period	75,507	134,846
Cash, cash equivalents, and restricted cash at end of period	$114,067	$219,628

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$24,389	$21,614
Cash paid for income taxes, net	$3,261	$611
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$9	$20
Accrued capital expenditures	$8,672	$2,520
Transfer of land interest in consideration for extension of ground lease (see Note 4)	$—	$855
Redemption of Operating Partnership units for common stock	$51	$59

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$71,713	$38,620
Restricted cash	42,354	36,887
Total cash, cash equivalents and restricted cash	$114,067	$75,507

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

As of June 30, 2022, we owned 34 hotels with 9,567 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida (2); Fort Lauderdale, Florida (2); Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Marathon, Florida; New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); and Vail, Colorado.

During the six months ended June 30, 2022, we acquired the Tranquility Bay Beachfront Resort located in Marathon, Florida and Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida. See Note 9 for further discussion of these acquisitions.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of June 30, 2022. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

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

Change in Presentation

We have made certain financial statement line item reclassifications from prior year in order to conform to current year presentation. The changes in presentation are not material to the financial statements.

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

Currently, one of the most significant risks and uncertainties relates to the COVID-19 pandemic. The COVID-19 pandemic has adversely affected the hospitality industry in general and our business in particular. The extent to which our business will continue to be affected by COVID-19 will largely depend on future developments, which we cannot predict with a high degree of confidence, including the potential emergence of a new variant strain of COVID-19 and the actions of governments and individuals to contain COVID-19 and its variants or mitigate its impact. To the extent that certain travel activity in the U.S. is materially and adversely affected by COVID-19, the overall business and financial results of the hospitality industry, as well as our business and financial results, would similarly continue to be materially and adversely impacted.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, we had a valuation allowance of $13.7 million and $14.9 million, respectively, on our deferred tax assets.

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

We had no accruals for tax uncertainties as of June 30, 2022 and December 31, 2021.

Intangible Assets and Liabilities

Intangible assets and liabilities recorded may include management or franchise agreement intangibles and in-place lease intangibles assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if an intangible asset or liability exists. Intangible assets or liabilities are recorded at the acquisition date and amortized using the straight-line method over the expected useful life. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired. In connection with our acquisition of Tranquility Bay Beachfront Resort, we recognized a $45.2 million intangible asset related to the assumption of rental management agreements with third-party unit owners. See Note 9 for more information.

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

3.Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$552,772	$546,800
Land improvements	7,994	7,994
Buildings and site improvements	2,736,932	2,667,024
Furniture, fixtures and equipment	511,297	501,505
Construction in progress	20,021	14,485
	3,829,016	3,737,808
Less: accumulated depreciation	(1,139,957)	(1,086,364)
	$2,689,059	$2,651,444

As of June 30, 2022 and December 31, 2021, we had accrued capital expenditures of $8.7 million and $7.3 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking garages as of June 30, 2022. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of June 30, 2022, our operating leases have a weighted-average remaining lease term of 65 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$2,787	$2,774	$5,573	$5,534
Variable lease payments	$533	$124	$763	$165
Cash paid for amounts included in the measurement of operating lease liabilities	$994	$878	$1,979	$1,744

Maturities of lease liabilities as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (excluding the six months ended June 30, 2022)	$1,998
2023	4,033
2024	4,012
2025	4,072
2026	4,640
Thereafter	759,838
Total lease payments	778,593
Less imputed interest	(668,885)
Total lease liabilities	$109,708

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

As of June 30, 2022 and December 31, 2021, there were 4,760,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 741,044 and 639,622 common OP units held by unaffiliated third parties and executive officers of the Company as of June 30, 2022 and December 31, 2021, respectively. There were 26,966 and 135,388 LTIP units outstanding as of June 30, 2022 and December 31, 2021, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020 and did not resume quarterly common dividends through the quarter ended June 30, 2022. On August 2, 2022, our board of directors declared a quarterly common dividend of $0.03 per share to shareholders of record on September 30, 2022.

We have paid the following dividends to holders of our Series A Preferred Stock during 2022:

Payment Date	Record Date	Dividend per Share
March 31, 2022	March 18, 2022	$0.515625
June 30, 2022	June 17, 2022	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 4,959,309 shares as of June 30, 2022. In addition to these shares, additional shares of common stock may be issued from time to time in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2022 to June 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,443,295	$9.46
Granted	425,731	9.56
Vested	(265,965)	9.54
Forfeited	(250,261)	9.43
Unvested balance at June 30, 2022	1,352,800	$9.48

The total unvested share awards as of June 30, 2022 are expected to vest as follows: 8,202 shares during 2022, 378,709 shares during 2023, 439,379 shares during 2024, 255,232 shares during 2025, and 271,278 shares during 2026. As of June 30, 2022, the unrecognized compensation cost related to restricted stock awards was $9.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 32 months. We recorded $1.2 million and $1.0 million of compensation expense related to restricted stock awards for each of the three months ended June 30, 2022 and 2021, respectively. We recorded $2.0 million and $1.8 million of compensation expense related to restricted stock awards for each of the six months ended June 30, 2022 and 2021, respectively. The compensation expense recorded for the six months ended June 30, 2022 includes the reversal of $0.2 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Manager and Chief Operating Officer, as well as other employees.
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

A summary of our PSUs from January 1, 2022 to June 30, 2022 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	969,240	$9.45
Granted	337,702	9.70
Vested (1)	(269,224)	10.14
Forfeited	(160,533)	9.34
Unvested balance at June 30, 2022	877,185	$11.06
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2022 was equal to 100.0% of the PSU Target Award.

The total unvested PSUs as of June 30, 2022 are expected to vest as follows: 296,596 units during 2023, 294,445 units during 2024 and 286,144 units during 2025. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2022, the unrecognized compensation cost related to the PSUs was $4.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 25 months. We recorded $0.7 million and $0.8 million of compensation expense related to the PSUs for the three months ended June 30, 2022 and 2021, respectively. We recorded $0.9 million and $1.5 million of compensation expense related to the PSUs for the six months ended June 30, 2022 and 2021, respectively. The compensation expense recorded for the six months ended June 30, 2022 includes the reversal of $0.5 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

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
A summary of our LTIP units from January 1, 2022 to June 30, 2022 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	135,388	$10.22
Vested (1)	(108,422)	10.38
Unvested balance at June 30, 2022	26,966	$9.58
______________________
(1)As of June 30, 2022, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total remaining unvested LTIP units as of June 30, 2022 of 26,966 are expected to vest in 2023.

As of June 30, 2022, the unrecognized compensation cost related to LTIP unit awards was $0.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately eight months. We recorded $0.1 million and $0.3 million of compensation expense related to LTIP unit awards for the three months ended June 30, 2022 and 2021, respectively. We recorded $0.3 million and $0.6 million of compensation expense related to LTIP unit awards for the six months ended June 30, 2022 and 2021, respectively.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$50,063	$(21,487)	$57,637	$(194,788)
Dividends declared on unvested share-based compensation	—	—	—	—
Net income (loss) available to common stockholders	$50,063	$(21,487)	$57,637	$(194,788)
Denominator:
Weighted-average number of common shares outstanding—basic	212,834,222	211,966,308	212,663,838	211,819,758
Effect of dilutive securities:
Unvested restricted common stock	303,062	—	244,911	—
Shares related to unvested PSUs	383,422	—	370,425	—
Weighted-average number of common shares outstanding—diluted	213,520,706	211,966,308	213,279,174	211,819,758
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.24	$(0.10)	$0.27	$(0.92)
Earnings (loss) per share available to common stockholders—diluted	$0.23	$(0.10)	$0.27	$(0.92)

For the three and six months ended June 30, 2021, 213,125 and 469,776 of unvested restricted common shares, respectively, were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the three months and six months ended June 30, 2021, 281,201 and 335,070 of unvested PSUs, respectively, were excluded from the diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. There were no unvested restricted common shares or PSUs excluded from the diluted weighted-average common shares outstanding for the three and six months ended June 30, 2022.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2022 and December 31, 2021 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of June 30, 2022	Maturity Date	June 30, 2022	December 31, 2021
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2023	$42,670	$43,570
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023	54,690	55,913
The Lodge at Sonoma Resort mortgage loan	3.96%	April 2023	25,228	25,542
Westin San Diego Bayview mortgage loan	3.94%	April 2023	57,741	58,600
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	77,023	77,882
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	76,543	77,453
Hotel Clio mortgage loan	4.33%	July 2025	58,133	58,789
Westin Boston Seaport District mortgage loan	4.36%	November 2025	180,633	182,755
Unamortized debt issuance costs			(1,469)	(1,853)
Total mortgage debt, net of unamortized debt issuance costs			571,192	578,651

Unsecured term loan	LIBOR + 2.40% (2) (4)	October 2023	50,000	50,000
Unsecured term loan	LIBOR + 2.40% (3) (4)	July 2024	350,000	350,000
Unamortized debt issuance costs			(1,178)	(1,428)
Unsecured term loans, net of unamortized debt issuance costs			398,822	398,572

Senior unsecured credit facility	LIBOR + 2.55% (4)	July 2023 (5)	200,000	90,000

Total debt, net of unamortized debt issuance costs			$1,170,014	$1,067,223
Weighted-Average Interest Rate	4.20%
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

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2022, eight of our 34 hotels were secured by mortgage debt. Four of our mortgage loans mature within one year. The principal balance of these mortgage loans is $180.3 million as of June 30, 2022. We intend to refinance or repay mortgage debt using cash flow from operations, proceeds from property sales, or available capacity on our senior unsecured credit facility, which is sufficient to meet the principal due within the next twelve months.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of June 30, 2022, we had $4.9 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

As of June 30, 2022, we had $200.0 million of borrowings outstanding under the Revolving Credit Facility. We incurred interest and unused fees on the Revolving Credit Facility of $1.8 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. We incurred interest and unused fees on the Revolving Credit Facility of $3.2 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. We incurred interest on the unsecured term loans of $3.9 million and $3.7 million for each of the three months ended June 30, 2022 and 2021, respectively. We incurred interest on the unsecured term loans of $7.5 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively. Subsequent to June 30, 2022, we repaid $25.0 million of borrowings under the Revolving Credit Facility.

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

During the Covenant Relief Period and the Ratio Adjustment Period, the Amendments also set the applicable interest rate to LIBOR plus a margin of 2.55% for the Revolving Credit Facility and LIBOR plus a margin of 2.40% for the Facility Term Loan and 2023 Term Loan. The Amendments also added a LIBOR floor of 0.25% to the variable interest rate calculation.

A summary of the most significant covenants is as follows:

		Modified	Actual at
	Covenant	Covenant (1)	June 30, 2022
Maximum leverage ratio (2)	60%	65%	35.1%
Minimum fixed charge coverage ratio (3)	1.50x	1.00x to 1.50x	2.6x
Secured recourse indebtedness	Less than 45% of Total Asset Value	Less than 45% of Total Asset Value	20.1%
Unencumbered leverage ratio	60.0%	65.0%	28.6%
Unencumbered implied debt service coverage ratio	1.20x	1.00x to 1.20x	2.52x
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

As of June 30, 2022, we were in compliance with all of the original, unmodified financial covenants under the Credit Agreements for two consecutive quarters, which allowed us to exit the Restriction Period.

9. Acquisitions

On January 6, 2022, we acquired the 103-room Tranquility Bay Beachfront Resort located in Marathon, Florida, for $63.0 million, excluding prorations and transaction costs. The acquisition was funded with corporate cash. The acquisition includes income from 84 units owned by third parties that currently participate in the hotel's rental management program and the majority of the intervals in three units that are structured as vacation ownership. In March 2022, we entered into agreements to purchase four of the third-party owned units for $4.1 million in aggregate. In connection with the purchase agreements, we evaluated the recoverability of the right-to-manage intangible asset related to the long-term rental agreements ("RMAs"), and as a result, we recorded an impairment loss of $2.8 million. On March 23, 2022, we closed on the purchase of two of the four third-party owned units and on April 7, 2022, we closed on the purchase of the remaining two third-party owned units.

We recognized a $45.2 million right-to-manage intangible asset related to the RMAs that were purchased as part of the acquisition. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. The remaining useful life of this intangible asset as of June 30, 2022 is approximately 39.5 years. The intangible asset, net of accumulated amortization of $0.6 million, was $41.8 million as of June 30, 2022. The intangible asset is recorded within prepaid and other assets on the accompanying consolidated balance sheet as of June 30, 2022. Amortization expense for the three and six months ended June 30, 2022 totaled $0.3 million and $0.6 million, respectively. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

On April 1, 2022, we acquired the 96-room Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for $35.3 million, excluding prorations and transaction costs. The acquisition was funded with corporate cash.

10. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2022 and December 31, 2021, in thousands, is as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,170,014	$1,137,292	$1,067,223	$1,066,139
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of June 30, 2022 and December 31, 2021, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2022	December 31, 2021
$50 million term loan	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$440	$(1,565)
$350 million term loan	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	4,855	(3,362)
							$5,295	$(4,927)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of June 30, 2022 and December 31, 2021. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to, rising inflation and interest rates, job loss or growth trends, an increase in unemployment or a decrease in corporate earnings and investment;
•increased competition in the lodging industry and from alternative lodging channels or third party internet intermediaries in the markets in which we own properties;
•failure to effectively execute our long-term business strategy and successfully identify and complete acquisitions and dispositions;
•risks and uncertainties affecting hotel management, operations and renovations (including, without limitation, rising inflation, construction delays, increased construction costs, disruption in hotel operations and the risks associated with our management and franchise agreements);
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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of June 30, 2022, we owned a portfolio of 34 premium hotels and resorts that contain 9,567 guest rooms located in 23 different markets in North America.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of our total revenues for the six months ended June 30, 2022 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

COVID-19 Pandemic

The novel coronavirus (COVID-19) has had and continues to have a significant effect on our industry in general and our business in particular. The demand for lodging materially decreased beginning in March 2020 and remained low throughout

2021. In the first half of 2022, demand has significantly improved as a result of vaccinations, lifting of governmental restrictions, and overall increase in public demand for leisure travel, among other factors. As a result, occupancy at our resort hotels is at or above pre-pandemic levels, and our urban hotels are continuing to see an increase in demand.

Four of our hotels (one of which was sold on June 30, 2021) had suspended operations for a period of time during the three and six months ended June 30, 2021. All of our hotels were open during the three and six months ended June 30, 2022.
The COVID-19 pandemic has had a significant negative impact on our operations and financial results and is expected to continue to have a negative impact on our results of operations, financial position and cash flows for the remainder of 2022 as the recovery continues. We expect that the pace will vary from market to market and may be uneven in nature. Although there are signs of a robust recovery in business travel in 2022 to date relative to 2021, there remains significant uncertainty regarding the future pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. The emergence of new variant strains of COVID-19 has the potential to slow or reverse positive trends expected in 2022 and beyond.

Our Hotels

The following tables set forth certain operating information for the six months ended June 30, 2022 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2021 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile (2)	Chicago, Illinois	1,200	44.2%	$231.16	$102.24	496.5%
Westin Boston Seaport District	Boston, Massachusetts	793	69.9%	231.75	162.00	337.5%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	56.2%	179.07	100.68	125.2%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	69.1%	191.00	132.02	93.4%
Westin San Diego Bayview	San Diego, California	436	67.4%	195.54	131.71	135.4%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	85.0%	300.54	255.32	63.3%
Westin Washington, D.C. City Center	Washington, D.C.	410	57.5%	218.49	125.70	464.4%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	403	74.3%	264.87	196.80	254.5%
The Hythe Vail	Vail, Colorado	344	52.7%	508.11	267.53	68.4%
Courtyard New York Manhattan/Midtown East	New York, New York	321	76.5%	276.54	211.45	96.4%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	51.9%	148.27	76.90	111.8%
The Gwen Hotel	Chicago, Illinois	311	69.2%	277.93	192.33	135.4%
Hilton Garden Inn New York/Times Square Central (2)	New York, New York	282	88.0%	231.05	203.24	540.5%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	44.7%	146.62	65.61	144.6%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	67.7%	200.81	135.88	74.4%
Hotel Palomar Phoenix	Phoenix, Arizona	242	71.1%	234.31	166.48	96.4%
Henderson Beach Resort	Destin, Florida	233	66.0%	489.67	323.42	16.6%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	57.8%	250.51	144.75	752.9%
Hotel Clio	Denver, Colorado	199	66.2%	290.80	192.37	53.9%
Courtyard New York Manhattan/Fifth Avenue (2)	New York, New York	189	89.5%	231.54	207.26	867.9%
Margaritaville Beach House Key West	Key West, Florida	186	89.5%	516.31	462.06	33.9%
The Lodge at Sonoma Resort	Sonoma, California	182	59.7%	440.93	263.38	87.9%
Courtyard Denver Downtown	Denver, Colorado	177	71.2%	193.32	137.56	129.8%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	167	87.3%	366.12	319.49	51.9%
Kimpton Shorebreak Resort	Huntington Beach, California	157	78.5%	329.33	258.69	58.9%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	52.1%	709.90	370.03	97.1%
Havana Cabana Key West	Key West, Florida	106	92.0%	371.86	342.09	29.3%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	82.5%	863.99	712.57	22.4%
Hotel Emblem San Francisco	San Francisco, California	96	69.9%	217.86	152.22	308.8%
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	65.3%	236.33	154.33	89.3%
L'Auberge de Sedona	Sedona, Arizona	88	74.5%	1,058.04	788.48	7.4%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	47.6%	430.83	204.96	(3.4)%
Orchards Inn Sedona	Sedona, Arizona	70	66.9%	333.07	222.66	3.5%
Henderson Park Inn	Destin, Florida	37	75.9%	644.64	488.99	37.8%
TOTAL/WEIGHTED AVERAGE		9,567	65.4%	$289.12	$189.09	100.1%
____________________
(1)The percentage change from 2021 RevPAR reflects the comparable period in 2021 to our 2022 ownership period for our 2022 and 2021 acquisitions.
(2)The hotel was closed for a portion of the six months ended June 30, 2021.

Results of Operations

Our results of operations for the three and six months ended June 30, 2022 improved relative to the three and six months ended June 30, 2021 as all of our hotels were open for the period and travel demand increased.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

In response to the COVID-19 pandemic, operations were suspended at four of our hotels, one of which was sold on June 30, 2021, for a portion of the three months ended June 30, 2021. All of our hotels were open during the three months ended June 30, 2022.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,
	2022	2021	% Change
Rooms	$193.0	$86.9	122.1%
Food and beverage	68.6	25.6	168.0%
Other	19.8	12.3	61.0%
Total revenues	$281.4	$124.8	125.5%

Our total revenues increased 156.6 million from $124.8 million for the three months ended June 30, 2021 to $281.4 million for the three months ended June 30, 2022.

Rooms revenues increased by $106.1 million from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to increases in occupancy and ADR as our hotels continued to recover from the COVID-19 pandemic. Additionally, the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn in July 2021, Henderson Beach Resort in December 2021, Tranquility Bay Beachfront Resort in January 2022 and Kimpton Fort Lauderdale Beach Resort in April 2022 (collectively, our “2021/2022 Acquisitions”) contributed to the increase in rooms revenue by $22.2 million.

The following are key hotel operating statistics for the three months ended June 30, 2022 and 2021. The 2021 operating statistics reflect the period in 2021 comparable to our ownership period in 2022 for hotels acquired in 2021 and 2022.

	Three Months Ended June 30,
	2022	2021	% Change
Occupancy %	74.8%	49.2%	25.6%
ADR	$296.83	$241.13	23.1%
RevPAR	$222.02	$118.62	87.2%

Food and beverage revenues increased $43.0 million from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in food and beverage revenues by $6.4 million.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $7.5 million from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic, as well as increases in attrition and cancellation fees. Additionally, our 2021/2022 Acquisitions contributed to the increase in other revenues by $3.2 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended June 30,
	2022	2021	% Change
Rooms departmental expenses	$42.6	$21.5	98.1%
Food and beverage departmental expenses	43.5	19.6	121.9
Other departmental expenses	5.7	2.6	119.2
General and administrative	22.6	13.1	72.5
Utilities	5.6	4.2	33.3
Repairs and maintenance	9.6	6.8	41.2
Sales and marketing	16.1	8.0	101.3
Franchise fees	8.7	3.7	135.1
Base management fees	5.3	2.2	140.9
Incentive management fees	1.0	0.1	100.0
Property taxes	9.3	11.1	(16.2)
Other fixed charges	8.3	2.8	196.4
Severance costs	—	(0.2)	(100.0)
Professional fees and pre-opening costs related to Frenchman's Reef	—	0.5	(100.0)
Lease expense	3.3	2.9	13.8
Total hotel operating expenses	$181.6	$98.9	83.6%

Our hotel operating expenses increased $82.7 million from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic and other related operating costs stemming from the timing and extent of the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in hotel operating expenses by $20.9 million. The increase in hotel operating expenses was partially offset by a $1.8 million decrease due to our dispositions of Frenchman's Reef & Morning Star Marriott Beach Resort in April 2021 and The Lexington Hotel in June 2021.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.7 million, or 10.9%, from the three months ended June 30, 2021 primarily due to the sale of The Lexington Hotel in June 2021.

Impairment losses. During the three months ended June 30, 2021, we recorded impairment losses of $4.1 million related to the dispositions of The Lexington Hotel and Frenchman's Reef & Morning Star Marriott Beach Resort. No impairment losses were recorded during the three months ended June 30, 2022.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.4 million, or 4.8%, from $8.3 million for the three months ended June 30, 2021 to $8.7 million for the three months ended June 30, 2022 primarily due to an increase in employee compensation and consulting fees.

Interest expense. Our interest expense was $9.7 million and $10.7 million for the three months ended June 30, 2022 and 2021, respectively, and was comprised of the following (in millions):

	Three Months Ended June 30,
	2022	2021
Mortgage debt interest	$6.1	$6.1
Unsecured term loan interest	3.8	3.7
Credit facility interest and unused fees	1.9	1.0
Amortization of debt issuance costs and debt premium	0.6	0.8
Interest rate swap mark-to-market and net settlements	(2.7)	(0.9)
	$9.7	$10.7

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in credit facility interest and unused fees.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

In response to the COVID-19 pandemic, operations were suspended at four of our hotels, one of which was sold in 2021, for a portion of the six months ended June 30, 2021. All of our hotels were open during the six months ended June 30, 2022.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,
	2022	2021	% Change
Rooms	$325.2	$137.3	136.9%
Food and beverage	114.4	39.5	189.6%
Other	38.6	20.9	84.7%
Total revenues	$478.2	$197.7	141.9%

Our total revenues increased $280.5 million from $197.7 million for the six months ended June 30, 2021 to $478.2 million for the six months ended June 30, 2022.

Rooms revenues increased by $187.9 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to increases in occupancy and ADR as our hotels continued to recover from the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in rooms revenue by $36.1 million.

The following are key hotel operating statistics for the six months ended June 30, 2022 and 2021. The 2021 operating statistics reflect the period in 2021 comparable to our ownership period in 2022 for hotels acquired in 2021 and 2022.

	Six Months Ended June 30,
	2022	2021	% Change
Occupancy %	65.4%	39.5%	25.9%
ADR	$289.12	$239.27	20.8%
RevPAR	$189.09	$94.52	100.1%

Food and beverage revenues increased $74.9 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in food and beverage revenues by $9.9 million.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $17.7 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic, as well as increases in attrition and cancellation fees. Additionally, our 2021/2022 Acquisitions contributed to the increase in other revenues by $5.2 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2022	2021	% Change
Rooms departmental expenses	$76.5	$35.3	116.7%
Food and beverage departmental expenses	76.7	31.1	146.6
Other departmental expenses	10.5	4.5	133.3
General and administrative	39.4	22.9	72.1
Utilities	11.1	8.3	33.7
Repairs and maintenance	18.4	12.6	46.0
Sales and marketing	28.5	13.8	106.5
Franchise fees	14.5	6.2	133.9
Base management fees	8.9	3.3	169.7
Incentive management fees	1.4	0.1	100.0
Property taxes	20.2	25.2	(19.8)
Other fixed charges	17.1	6.9	147.8
Severance costs	(0.5)	(0.2)	150.0
Professional fees and pre-opening costs related to Frenchman's Reef	—	1.1	(100.0)
Lease expense	6.3	5.7	10.5
Total hotel operating expenses	$329.0	$176.8	86.1%

Our hotel operating expenses increased $152.2 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic and other related operating costs stemming from the timing and extent of the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in hotel operating expenses by $36.0 million. The increase in hotel operating expenses was partially offset by a $5.6 million decrease due to our dispositions of Frenchman's Reef & Morning Star Marriott Beach Resort in April 2021 and The Lexington Hotel in June 2021.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.4 million, or 4.6%, from the six months ended June 30, 2021 primarily due to our 2021/2022 Acquisitions.

Impairment losses. During the six months ended June 30, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon entering into purchase agreements during the six months ended June 30, 2022 to acquire four third-party owned units. During the six months ended June 30, 2021, we recorded impairment losses of $126.7 million related to the dispositions of The Lexington Hotel and Frenchman's Reef & Morning Star Marriott Beach Resort.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.7 million, or 3.9%, from $15.4 million for the six months ended June 30, 2021 to $14.8 million for the six months ended June 30, 2022 primarily due to the reversal of compensation expense during the first quarter of 2022 resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

Business interruption insurance income. During the six months ended June 30, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021. We did not recognize any business interruption insurance income during the six months ended June 30, 2021.

Interest expense. Our interest expense was $13.8 million and $19.2 million for the six months ended June 30, 2022 and 2021, respectively, and was comprised of the following (in millions):

	Six Months Ended June 30,
	2022	2021
Mortgage debt interest	$12.1	$12.4
Unsecured term loan interest	7.4	7.3
Credit facility interest and unused fees	3.2	1.7
Amortization of debt issuance costs and debt premium	1.3	1.4
Interest rate swap mark-to-market and net settlements	(10.2)	(3.6)
	$13.8	$19.2

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in credit facility interest and unused fees.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service and operating expenses, ground lease payments (see Note 4 to the accompanying consolidated financial statements), capital expenditures directly associated with our hotels and distributions to our common and preferred stockholders. Four of our mortgage loans mature within one year. The principal balance of these mortgage loans is $180.3 million as of June 30, 2022. We intend to refinance or repay mortgage debt using cash flow from operations, proceeds from property sales, or available capacity on our senior unsecured credit facility, which is sufficient to meet the principal due within the next twelve months. .

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2022, we had $4.9 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2022, we had $1.2 billion of debt outstanding with a weighted average interest rate of 4.20% and a weighted average maturity date of approximately 2.2 years. We have four mortgage debt maturities within 12 months of August 4, 2022, and 26 of our 34 hotels unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

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

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. The maturity date for the senior unsecured credit facility may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions. As of June 30, 2022, we had $200.0 million of borrowings outstanding under our senior unsecured credit facility. On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments to the credit agreements for our corporate credit facility and term loans. These amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 and allow for certain other modifications to the covenants thereafter through the second quarter of 2023. As of June 30, 2022, we were in compliance with all of the original unmodified financial covenants under the credit agreements for two consecutive quarters and have exited the covenant waiver restrictions. Subsequent to June 30, 2022, we repaid $25.0 million of borrowings under the our senior unsecured credit facility.

Additional information about the credit agreements, including a summary of significant covenants, a description of the restrictions imposed by the amendments and their impacts on our liquidity, sources of capital, and ability to incur additional debt, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from hotel dispositions. Our principal uses of cash are for potential acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and any distributions to holders of common stock, common units and preferred stock. As of June 30, 2022, we had $71.7 million of unrestricted cash, $42.4 million of restricted cash and $200.0 million of outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $75.5 million for the six months ended June 30, 2022. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $133.2 million for the six months ended June 30, 2022, which consisted of $28.0 million of capital expenditures at our operating hotels, $106.2 million paid for the acquisition of Tranquility Bay Beachfront Resort, the subsequent purchase of four third-party owned units at the resort, the acquisition of Kimpton Fort Lauderdale Beach Resort, offset by $1.0 million of deferred key money received for the Henderson Beach Resort.

Our net cash provided by financing activities was $96.3 million for the six months ended June 30, 2022, which consisted of draws of $110.0 million on our senior unsecured credit facility, offset by $4.9 million of distributions paid to holders of preferred stock, $7.8 million of scheduled mortgage debt principal payments, $0.1 million paid for financing costs for the credit agreements, and $0.8 million paid to repurchase shares for the payment of tax withholding obligations and for accrued dividends upon the vesting of restricted stock.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2022 will be the net cash flow from hotel operations as the lodging disruptions from COVID-19 continue to subside, and draws on our senior unsecured credit facility. We expect our estimated uses of cash for the remainder of the year ending December 31, 2022 will be scheduled debt service payments, payments of outstanding borrowings on our unsecured credit facility, capital expenditures, potential funding of hotel working capital requirements, distributions to preferred and common stockholders, corporate expenses and potential hotel acquisitions.

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

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020 and did not resume quarterly common dividends through the quarter ended June 30, 2022. On August 2, 2022, our board of directors declared a quarterly common dividend of $0.03 per share to shareholders of record on September 30, 2022.

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2022, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2022	March 18, 2022	$0.515625
June 30, 2022	June 17, 2022	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2022, we have set aside $28.5 million for capital projects in property improvement funds, which are included in restricted cash.

In 2022, we expect to spend approximately $100 million on necessary capital improvements and a select few transformational projects with attractive returns on investment. Significant projects in 2022 include the following:

•Hotel Clio: We completed renovations in March 2022 to rebrand the JW Marriott Denver Cherry Creek as the Hotel Clio, a Luxury Collection Hotel.
•Kimpton Hotel Palomar Phoenix: We are in the process of completing a comprehensive rebranding and repositioning of the rooftop bar and pool at the hotel.
•Hilton Boston Downtown/Faneuil Hall: We expect to commence a comprehensive renovation in the fourth quarter of 2022 to reposition the hotel as an experiential lifestyle property to be completed in mid-2023.
•Orchards Inn Sedona: We expect to commence an upgrade renovation of the resort in late 2022. The renovation will reposition the resort as The Cliffs at L'Auberge.

•Hilton Burlington Lake Champlain: We are working with Hilton Worldwide to potentially rebrand the hotel as a Curio Collection hotel. The repositioning is expected to be completed in early 2023 and includes a new restaurant concept by a local chef.

We invested approximately $28.0 million in capital improvements at our hotels during the six months ended June 30, 2022.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$52,701	$(19,119)	$62,761	$(190,686)
Interest expense	9,675	10,710	13,794	19,194
Income tax expense (benefit)	691	(2,551)	637	(938)
Real estate related depreciation and amortization	27,389	24,692	54,044	51,654
EBITDA	90,456	13,732	131,236	(120,776)
Impairment losses	—	4,145	2,843	126,697
EBITDAre	90,456	17,877	134,079	5,921
Non-cash lease expense and other amortization	1,556	1,671	3,124	3,343
Professional fees and pre-opening costs related to Frenchman's Reef (1)	—	478	—	1,053
Hotel manager transition items	(13)	—	236	128
Severance costs (2)	—	(226)	(532)	(216)
Adjusted EBITDA	$91,999	$19,800	$136,907	$10,229
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that were not covered by insurance.
(2)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021

Net income (loss)	$52,701	$(19,119)		62,761	$(190,686)
Real estate related depreciation and amortization	27,389	24,692		54,044	51,654
Impairment losses, net of tax	—	6,945		2,843	129,497
FFO	80,090	12,518		119,648	(9,535)
Distributions to preferred stockholders	(2,454)	(2,454)		(4,908)	(4,908)
FFO available to common stock and unit holders	77,636	10,064		114,740	(14,443)
Non-cash lease expense and other amortization	1,556	1,671		3,124	3,343
Professional fees and pre-opening costs related to Frenchman's Reef (1)	—	478		—	1,053
Hotel manager transition items	(13)	—		236	128
Severance costs (2)	—	(226)		(532)	(216)
Fair value adjustments to interest rate swaps	(2,720)	(838)		(10,222)	(3,569)
Adjusted FFO available to common stock and unit holders	$76,459	$11,149	$—	$107,346	$(13,704)
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that were not covered by insurance.
(2)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations.

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

Inflation

Operators of hotels, in general, possess the ability to adjust room rates daily to reflect the effects of inflation. Generally, our management companies may adjust room rates daily, excluding previous contractually committed reservations. However, competitive pressures or other factors may limit the ability of our management companies to raise room rates. Inflation may also affect our expenses and cost of capital improvements, including, without limitation, by increasing the costs of labor, employee-related benefits, food, commodities and other materials, taxes, property and casualty insurance and utilities.

Seasonality

The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. Accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations. Additionally, historical trends have been disrupted in recent years as a result of COVID-19, however, we expect seasonality trends in the remainder of 2022 to be in line with historical seasonality trends.

New Accounting Pronouncements Not Yet Implemented

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2022 was $1.2 billion, of which $417.7 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.2 million annually.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)During the three months ended June 30, 2022, we issued an aggregate of 7,000 shares of common stock in exchange for OP units held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1 - April 30, 2022	—	$—	—	$—
May 1 - May 31, 2022	1,760 (1)	$9.85	—	$—
June 1 - June 30, 2022	—	$—	—	$—
____________________

(1) Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit
10.1+	Severance agreement between DiamondRock Hospitality Company and Justin L. Leonard, effective July 18, 2022

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+ Exhibit is a management contract or compensatory plan or arrangement.
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 4, 2022

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)