Form 10-Q
period 2022-09-30
DiamondRock Hospitality Co
filed 2022-11-04
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 209,374,830 shares of its $0.01 par value common stock outstanding as of November 4, 2022.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Property and equipment, net	$2,674,380	$2,651,444
Right-of-use assets	99,332	100,212
Restricted cash	45,989	36,887
Due from hotel managers	182,845	120,671
Prepaid and other assets	69,792	17,472
Cash and cash equivalents	313,871	38,620
Total assets	$3,386,209	$2,965,306
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$567,369	$578,651
Unsecured term loans, net of unamortized debt issuance costs	799,071	398,572
Senior unsecured credit facility	—	90,000
Total debt	1,366,440	1,067,223

Lease liabilities	110,287	108,605
Deferred rent	64,132	60,800
Due to hotel managers	123,837	85,493
Unfavorable contract liabilities, net	61,484	62,780
Accounts payable and accrued expenses	41,190	51,238
Distributions declared and unpaid	6,489	—
Deferred income related to key money, net	8,888	8,203
Total liabilities	1,782,747	1,444,342
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,944,517 and 210,746,895 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,109	2,107
Additional paid-in capital	2,298,866	2,293,990
Distributions in excess of earnings	(703,747)	(780,931)
Total stockholders’ equity	1,597,276	1,515,214
Noncontrolling interests	6,186	5,750
Total equity	1,603,462	1,520,964
Total liabilities and equity	$3,386,209	$2,965,306

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Revenues:
Rooms	$184,994	$128,743	$510,189	$266,051
Food and beverage	61,940	36,513	176,294	76,052
Other	21,274	14,216	59,965	35,097
Total revenues	268,208	179,472	746,448	377,200
Operating Expenses:
Rooms	43,899	32,442	120,374	67,736
Food and beverage	43,227	26,957	119,919	58,091
Management fees	6,697	3,104	17,029	6,514
Franchise fees	8,709	6,011	23,212	12,193
Other hotel expenses	83,318	66,399	234,325	167,208
Depreciation and amortization	27,053	25,555	81,097	77,209
Impairment losses	—	—	2,843	126,697
Corporate expenses	7,516	8,341	22,275	23,790
Business interruption insurance income	—	—	(499)	—
Total operating expenses, net	220,419	168,809	620,575	539,438
Interest and other expense (income), net	152	11	1,044	(460)
Interest expense	9,072	10,052	22,866	29,246
Loss on early extinguishment of debt	9,698	—	9,698	—
Total other expenses, net	18,922	10,063	33,608	28,786
Income (loss) before income taxes	28,867	600	92,265	(191,024)
Income tax expense	(312)	(2,371)	(949)	(1,433)
Net income (loss)	28,555	(1,771)	91,316	(192,457)
Less: Net (income) loss attributable to noncontrolling interests	(99)	6	(315)	812
Net income (loss) attributable to the Company	28,456	(1,765)	91,001	(191,645)
Distributions to preferred stockholders	(2,454)	(2,454)	(7,362)	(7,362)
Net income (loss) attributable to common stockholders	$26,002	$(4,219)	$83,639	$(199,007)
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.12	$(0.02)	$0.39	$(0.94)
Earnings (loss) per share available to common stockholders—diluted	$0.12	$(0.02)	$0.39	$(0.94)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	114,210	2	139	—	141	209	350
Net income	—	—	—	—	—	10,028	10,028	32	10,060
Balance at March 31, 2022	4,760,000	$48	210,861,105	$2,109	$2,294,129	$(773,357)	$1,522,929	$5,991	$1,528,920
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	54,910	—	2,684	—	2,684	65	2,749
Redemption of Operating Partnership units	—	—	7,000	—	51	—	51	(51)	—
Net income	—	—	—	—	—	52,517	52,517	184	52,701
Balance at June 30, 2022	4,760,000	$48	210,923,015	$2,109	$2,296,864	$(723,294)	$1,575,727	$6,189	$1,581,916
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	(6,455)	(6,455)	(25)	(6,480)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	—	—	1,839	—	1,839	86	1,925
Redemption of Operating Partnership units	—	—	21,502	—	163	—	163	(163)	—
Net income	—	—	—	—	—	28,456	28,456	99	28,555
Balance at September 30, 2022	4,760,000	$48	210,944,517	$2,109	$2,298,866	$(703,747)	$1,597,276	$6,186	$1,603,462

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	4,760,000	48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	170,251	2	18	—	20	281	301
Net loss	—	—	—	—	—	(170,847)	(170,847)	(720)	(171,567)
Balance at March 31, 2021	4,760,000	$48	210,243,765	$2,103	$2,285,509	$(749,832)	$1,537,828	$7,377	$1,545,205
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	52,085	—	2,502	1	2,503	280	2,783
Redemption of Operating Partnership Units	—	—	8,000	—	59	—	59	(59)	—
Net loss	—	—	—	—	—	(19,033)	(19,033)	(86)	(19,119)
Balance at June 30, 2021	4,760,000	$48	210,303,850	$2,103	$2,288,070	$(771,318)	$1,518,903	$7,512	$1,526,415
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	—	—	1,802	—	1,802	282	2,084
Redemption of Operating Partnership units	—	—	315,990	3	2,308	—	2,311	(2,311)	—
Net loss	—	—	—	—	—	(1,765)	(1,765)	(6)	(1,771)
Balance at September 30, 2021	4,760,000	$48	210,619,840	$2,106	$2,292,180	$(775,537)	$1,518,797	$5,477	$1,524,274

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$91,316	$(192,457)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	81,097	77,209
Corporate asset depreciation as corporate expenses	167	169
Loss on early extinguishment of debt	9,698	—
Non-cash lease expense and other amortization	4,675	5,007
Non-cash interest rate swap fair value adjustment	(14,002)	4,488
Amortization of debt issuance costs	1,963	1,902
Impairment losses	2,843	126,697
Amortization of deferred income related to key money	(315)	(255)
Share-based compensation	5,852	6,652
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,505)	3,461
Due to/from hotel managers	(24,585)	(49,952)
Accounts payable and accrued expenses	6,821	(5,258)
Net cash provided by (used in) operating activities	158,025	(22,337)
Cash flows from investing activities:
Capital expenditures	(44,588)	(32,749)
Extension of the Salt Lake City Marriott Downtown ground lease	—	(2,781)
Property acquisitions	(106,184)	(116,490)
Net proceeds from sale of hotel properties	—	213,817
Receipt of deferred key money	1,000	—
Net cash (used in) provided by investing activities	(149,772)	61,797
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(11,854)	(11,361)
Proceeds from senior unsecured term loan	800,000	—
Repayments of senior unsecured term loans	(400,000)	—
Draws on senior unsecured credit facility	110,000	115,500
Repayments of senior unsecured credit facility	(200,000)	(170,500)
Payment of financing costs	(13,846)	(1,150)
Distributions on common stock and units	(10)	(119)
Distributions on preferred stock	(7,362)	(7,362)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(828)	(1,482)
Net cash provided by (used in) financing activities	276,100	(76,474)
Net increase (decrease) in cash, cash equivalents, and restricted cash	284,353	(37,014)
Cash, cash equivalents, and restricted cash at beginning of period	75,507	134,846
Cash, cash equivalents, and restricted cash at end of period	$359,860	$97,832

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$34,214	$32,214
Cash paid for income taxes, net	$4,599	$1,169
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,489	$19
Accrued capital expenditures	$4,294	$2,075
Transfer of land interest in consideration for extension of ground lease (see Note 4)	$—	$855
Redemption of Operating Partnership units for common stock	$214	$2,370

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$313,871	$38,620
Restricted cash	45,989	36,887
Total cash, cash equivalents and restricted cash	$359,860	$75,507

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in major urban markets and in destination resort locations, and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

As of September 30, 2022, we owned 34 hotels with 9,567 guest rooms, located in the following markets: Atlanta, Georgia; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida (2); Fort Lauderdale, Florida (2); Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Marathon, Florida; New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); and Vail, Colorado.

During the nine months ended September 30, 2022, we acquired the Tranquility Bay Beachfront Resort located in Marathon, Florida and Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida. See Note 9 for further discussion of these acquisitions.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of September 30, 2022. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

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

Risks and Uncertainties

The state of the overall economy can significantly impact hotel operational performance and thus, impact our financial position. Currently, some of the most significant risks and uncertainties relate to future developments in the COVID-19 pandemic and the impact of rising inflation and increasing interest rates on the overall economy. Should any of our hotels experience a significant decline in operational performance, it may affect our ability to make distributions to our stockholders and service debt or meet other financial obligations.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, we had a valuation allowance of $11.7 million and $14.9 million, respectively, on our deferred tax assets.

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

We had no accruals for tax uncertainties as of September 30, 2022 and December 31, 2021.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. ASU 2020-04 permits a contract with a modified reference rate to be accounted for as a continuation of the existing contract. We have not entered into any contract modifications yet as it directly relates to reference rate reform, but we anticipate undertaking such modifications in the future related to our interest rate swaps indexed to LIBOR. The adoption of ASU 2020-04 is not expected to have a material impact on our consolidated financial statements.

3.Property and Equipment

Property and equipment as of September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$552,772	$546,800
Land improvements	7,994	7,994
Buildings and site improvements	2,742,612	2,667,024
Furniture, fixtures and equipment	512,966	501,505
Construction in progress	24,851	14,485
	3,841,195	3,737,808
Less: accumulated depreciation	(1,166,815)	(1,086,364)
	$2,674,380	$2,651,444

As of September 30, 2022 and December 31, 2021, we had accrued capital expenditures of $4.3 million and $7.3 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking garages as of September 30, 2022. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of September 30, 2022, our operating leases have a weighted-average remaining lease term of 65 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$2,797	$2,781	$8,370	$8,315
Variable lease payments	$447	$251	$1,210	$416
Cash paid for amounts included in the measurement of operating lease liabilities	$1,011	$884	$2,990	$2,628

Maturities of lease liabilities as of September 30, 2022 are as follows (in thousands):

Year Ending December 31,
2022 (excluding the nine months ended September 30, 2022)	$999
2023	4,033
2024	4,012
2025	4,072
2026	4,640
Thereafter	759,838
Total lease payments	777,594
Less imputed interest	(667,307)
Total lease liabilities	$110,287

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

On September 29, 2022, our board of directors approved a share repurchase program authorizing us to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at our discretion. Subsequent to September 30, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for a total purchase price of $12.3 million. As of November 4, 2022, we have $187.7 million of authorized capacity remaining under our share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of September 30, 2022 and December 31, 2021, there were 4,760,000 shares of Series A Preferred Stock issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 719,542 and 639,622 common OP units held by unaffiliated third parties and executive officers of the Company as of September 30, 2022 and December 31, 2021, respectively. There were 98,050 and 135,388 unvested LTIP units outstanding as of September 30, 2022 and December 31, 2021, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020 and resumed quarterly common dividends beginning with the third quarter dividend that was paid in October 2022. We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2022:

Payment Date	Record Date	Dividend per Share
October 12, 2022	September 30, 2022	$0.03

We have paid the following dividends to holders of our Series A Preferred Stock during 2022:

Payment Date	Record Date	Dividend per Share
March 31, 2022	March 18, 2022	$0.515625
June 30, 2022	June 17, 2022	$0.515625
September 30, 2022	September 16, 2022	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 5,135,195 shares as of September 30, 2022. In addition to these shares, additional shares of common stock may be issued from time to time in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2022 to September 30, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,443,295	$9.46
Granted	438,070	9.55
Vested	(265,965)	9.54
Forfeited	(250,261)	9.43
Unvested balance at September 30, 2022	1,365,139	$9.48

The total unvested share awards as of September 30, 2022 are expected to vest as follows: 8,202 shares during 2022, 382,822 shares during 2023, 443,492 shares during 2024, 259,345 shares during 2025, and 271,278 shares during 2026. As of September 30, 2022, the unrecognized compensation cost related to restricted stock awards was $8.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 30 months. We recorded $1.1 million and $1.0 million of compensation expense related to restricted stock awards for each of the three months ended September 30, 2022 and 2021, respectively. We recorded $3.2 million and $2.8 million of compensation expense related to restricted stock awards for each of the nine months ended September 30, 2022 and 2021, respectively. The compensation expense recorded for the nine months ended September 30, 2022 includes the reversal of $0.2 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer, as well as certain other employees.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three or five years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Under this framework, 50% of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year or five-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The number of PSUs earned is limited to 100% of the PSU Target Award if the Company's total stockholder return is negative for the three-year performance period. The improvement in market share for each of our hotels is measured over a three-year or five-year performance period based on a report prepared for each hotel by STR Global, a well-recognized benchmarking service for the hospitality industry. There is no payout of shares of our common stock if the percentage of our hotels with market share improvements is less than 30%. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if the percentage of our hotels with market share improvements is greater than or equal to 75%.

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

In the nine months ended September 30, 2022, our board of directors granted 407,570 PSUs to our executive officers. The determination of the grant-date fair values of outstanding awards included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32

A summary of our PSUs from January 1, 2022 to September 30, 2022 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	969,240	$9.45
Granted	407,570	9.66
Vested (1)	(269,224)	10.14
Forfeited	(160,533)	9.34
Unvested balance at September 30, 2022	947,053	$9.36
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2022 was equal to 100.0% of the PSU Target Award.

The total unvested PSUs as of September 30, 2022 are expected to vest as follows: 296,596 units during 2023, 294,445 units during 2024, 321,078 units during 2025 and 34,934 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2022, the unrecognized compensation cost related to the PSUs was $4.5 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.7 million and $0.8 million of compensation expense related to the PSUs for the three months ended September 30, 2022 and 2021, respectively. We recorded $1.6 million and $2.2 million of compensation expense related to the PSUs for the nine months ended September 30, 2022 and 2021, respectively. The compensation expense recorded for the nine months ended September 30, 2022 includes the reversal of $0.5 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

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
A summary of our LTIP units from January 1, 2022 to September 30, 2022 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	135,388	$10.22
Granted	71,084	9.32
Vested (1)	(108,422)	10.38
Unvested balance at September 30, 2022	98,050	$9.39
______________________
(1)As of September 30, 2022, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of September 30, 2022 are expected to vest as follows: 41,183 during 2023, 14,217 during 2024, 2025, and 2026, respectively, and 14,216 during 2027.

As of September 30, 2022, the unrecognized compensation cost related to LTIP unit awards was $0.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 50 months. We recorded $0.1 million and $0.3 million of compensation expense related to LTIP unit awards for the three months ended September 30, 2022 and 2021, respectively. We recorded $0.4 million and $0.8 million of compensation expense related to LTIP unit awards for the nine months ended September 30, 2022 and 2021, respectively.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$26,002	$(4,219)	$83,639	$(199,007)
Dividends declared on unvested share-based compensation	—	—	—	—
Net income (loss) available to common stockholders	$26,002	$(4,219)	$83,639	$(199,007)
Denominator:
Weighted-average number of common shares outstanding—basic	212,878,364	212,256,590	212,736,133	211,966,969
Effect of dilutive securities:
Unvested restricted common stock	350,528	—	286,651	—
Shares related to unvested PSUs	428,481	—	436,570	—
Weighted-average number of common shares outstanding—diluted	213,657,373	212,256,590	213,459,354	211,966,969
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.12	$(0.02)	$0.39	$(0.94)
Earnings (loss) per share available to common stockholders—diluted	$0.12	$(0.02)	$0.39	$(0.94)

For the three and nine months ended September 30, 2021, 190,554 and 399,605 of unvested restricted common shares, respectively, were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the three months and nine months ended September 30, 2021, 254,684 and 279,755 of unvested PSUs, respectively, were excluded from the diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. There were no unvested restricted common shares or PSUs excluded from the diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2022.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted earnings (loss) per share calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2022 and December 31, 2021 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of September 30, 2022	Maturity Date	September 30, 2022	December 31, 2021
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2023 (2)	$42,220	$43,570
Westin Washington, D.C. City Center mortgage loan	3.99%	January 2023 (3)	54,075	55,913
The Lodge at Sonoma Resort mortgage loan	3.96%	April 2023 (2)	24,976	25,542
Westin San Diego Bayview mortgage loan	3.94%	April 2023	57,312	58,600
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	76,595	77,882
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	76,090	77,453
Hotel Clio mortgage loan	4.33%	July 2025	57,806	58,789
Westin Boston Seaport District mortgage loan	4.36%	November 2025	179,577	182,755
Unamortized debt issuance costs			(1,282)	(1,853)
Total mortgage debt, net of unamortized debt issuance costs			567,369	578,651

Unsecured term loan	LIBOR + 1.45% (4) (5)	October 2023 (6)	—	50,000
Unsecured term loan	LIBOR + 1.45% (4) (5)	July 2024 (7)	—	350,000
Unsecured term loan	SOFR + 1.45%	January 2028	500,000	—
Unsecured term loan	SOFR + 1.45%	January 2025 (8)	300,000	—
Unamortized debt issuance costs			(929)	(1,428)
Unsecured term loans, net of unamortized debt issuance costs			799,071	398,572

Senior unsecured credit facility	SOFR + 1.50%	September 2026 (8)	—	90,000

Total debt, net of unamortized debt issuance costs			$1,366,440	$1,067,223
Weighted-Average Interest Rate (9)	4.26%
_______________________
(1)LIBOR is subject to a floor of 1.0%.
(2)The loan was prepaid on November 1, 2022.
(3)The loan was prepaid on October 6, 2022.
(4)Prior to August 1, 2022, the applicable margin was 2.40%.
(5)LIBOR is subject to a floor of 0.25%.
(6)The loan was prepaid on September 28, 2022.
(7)The loan was prepaid on September 27, 2022.
(8)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(9)Weighted-average interest rate as of September 30, 2022 includes effect of interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2022, eight of our 34 hotels were secured by mortgage debt, and four of our mortgage loans had a maturity date within twelve months from the date of this report. The principal balance of these mortgage loans was $178.6 million as of September 30, 2022. We utilized the proceeds from the Amended Credit Agreement, as defined and discussed below, to repay much of this mortgage debt. On October 6, 2022, we paid off the Westin Washington, D.C. City Center mortgage loan. On November 1, 2022, we paid off the Salt Lake City

Marriott Downtown at City Creek and The Lodge at Sonoma Resort mortgage loans. We intend to repay the mortgage loan secured by Westin San Diego Bayview in December 2022.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of September 30, 2022, we had $4.2 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

Prior to September 27, 2022, we were party to credit agreements (the “Credit Agreements”) that provided for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which was scheduled to mature on July 2023, a $350 million unsecured term loan that was scheduled to mature in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan that was scheduled to mature in October 2023 (the “2023 Term Loan”). The interest rate on the Revolving Credit Facility and unsecured term loans was based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we were required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%.

On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments (the “Amendments”) to the Credit Agreements. These Amendments provided for a waiver of the quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 (the “Covenant Relief Period”) and allowed for certain other modifications to the covenants thereafter through the second quarter of 2023 (the “Ratio Adjustment Period”). During the Covenant Relief Period and the Ratio Adjustment Period, the Amendments also set the applicable interest rate to LIBOR plus a margin of 2.55% for the Revolving Credit Facility and LIBOR plus a margin of 2.40% for the Facility Term Loan and 2023 Term Loan. The Amendments also added a LIBOR floor of 0.25% to the variable interest rate calculation. As of June 30, 2022, we were in compliance with all of the original, unmodified financial covenants under the Credit Agreements for two consecutive quarters, and had exited covenant waiver restrictions.

On September 27, 2022, we entered into a Sixth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility under the Amended Credit Agreement matures on September 27, 2026. We may extend the maturity date of the revolving credit facility for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We also have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions.

We utilized the proceeds from the term loans to repay the prior $350 million Facility Term Loan, the $50 million 2023 Term Loan and $150 million that was outstanding on our Revolving Credit Facility. We plan to utilize the remaining proceeds to repay our remaining 2023 mortgage loan maturities. Upon the repayment of the remaining mortgage loan, we will have no debt maturities until August 2024. We recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and fees paid to the lenders in consideration for the Amended Credit Agreement.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Amended Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Amended Credit Agreement contains various comparable financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	September 30, 2022
Maximum leverage ratio (1)	60%	29.6%
Minimum fixed charge coverage ratio (2)	1.50x	2.99x
Secured recourse indebtedness	Less than 45% of Total Asset Value	17.9%
Unencumbered leverage ratio	60.0%	33.4%
Unencumbered implied debt service coverage ratio	1.20x	2.19x
_____________________________

(1)Leverage ratio is net indebtedness, as defined in the Credit Agreements, divided by total asset value, defined in the Credit Agreements as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Credit Agreements as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the Credit Agreements as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

As of September 30, 2022, our leverage ratio was 29.6%. Accordingly, interest on our borrowings under the revolving credit facility and term loans will be based on SOFR plus 1.40% and 1.35%, respectively, for the following quarter.We incurred interest and unused fees on our revolving credit facilities of $1.9 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. We incurred interest and unused fees on our revolving credit facilities of $5.1 million and $2.0 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

We incurred interest on the unsecured term loans of $4.1 million and $3.8 million for each of the three months ended September 30, 2022 and September 30, 2021, respectively. We incurred interest on the unsecured term loans of $11.5 million and $11.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

We recognized a $45.2 million right-to-manage intangible asset related to the RMAs that were purchased as part of the acquisition. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. The remaining useful life of this intangible asset as of September 30, 2022 is approximately 39.3 years. The intangible asset, net of accumulated amortization of $0.8 million, was $41.6 million as of September 30, 2022 and is recorded within prepaid and other assets on the accompanying consolidated balance sheet. Amortization expense for the three and nine months ended September 30, 2022 totaled $0.2 million and $0.8 million, respectively. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

On April 1, 2022, we acquired the 96-room Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for $35.3 million, excluding prorations and transaction costs. The acquisition was funded with corporate cash.

10. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2022 and December 31, 2021, in thousands, is as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,366,440	$1,335,615	$1,067,223	$1,066,139
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.

The Company's interest rate derivatives, which are not designated or accounted for as cash flow hedges, consisted of the following as of September 30, 2022 and December 31, 2021, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2022	December 31, 2021
Senior unsecured term loans	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023	$50,000	$1,008	$(1,565)
Senior unsecured term loans	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024	$175,000	8,067	(3,362)
							$9,075	$(4,927)

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of September 30, 2022 and December 31, 2021. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a real estate investment trust (“REIT”). As of September 30, 2022, we owned a portfolio of 34 premium hotels and resorts that contain 9,567 guest rooms located in 23 different markets in North America.

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

Our primary business is to acquire, own, asset manage and renovate premium hotel properties in the United States. Our portfolio is concentrated in major urban markets and destination resort locations. Each of our hotels is managed by a third party—either an independent operator or a brand operator, such as Marriott International, Inc.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of our total revenues for the nine months ended September 30, 2022 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, increasing inflation, increasing interest rates, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

COVID-19 Pandemic

The novel coronavirus (COVID-19) has had and continues to have a significant effect on our industry in general and our business in particular. The demand for lodging materially decreased beginning in March 2020 and remained low throughout

2021. In the first nine months of 2022, demand has significantly improved as a result of vaccinations, lifting of governmental restrictions, and overall increase in public demand for leisure travel, among other factors. As a result, occupancy at our resort hotels is at or above pre-pandemic levels, and our urban hotels are continuing to see an increase in demand.

Four of our hotels (one of which was sold on June 30, 2021) had suspended operations for a period of time during the three and nine months ended September 30, 2021. All of our hotels were open during the three and nine months ended September 30, 2022.
The COVID-19 pandemic is expected to continue to contribute to uncertainty and volatility with respect to our results of operations, financial position and cash flows for the remainder of 2022 as the recovery continues. We expect that the pace will vary from market to market and may be uneven in nature. Although there are signs of a robust recovery in business travel in 2022 to date relative to 2021, there remains significant uncertainty regarding the future pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. The emergence of new variant strains of COVID-19 has the potential to slow or reverse positive trends expected in the remainder of 2022 and beyond.

Our Hotels

The following tables set forth certain operating information for the nine months ended September 30, 2022 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2021 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile (2)	Chicago, Illinois	1,200	53.9%	$241.50	$130.14	166.9%
Westin Boston Seaport District	Boston, Massachusetts	793	75.5%	238.48	180.00	157.9%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	60.2%	176.93	106.44	73.8%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	68.0%	186.23	126.62	66.2%
Westin San Diego Bayview	San Diego, California	436	74.1%	203.80	151.06	87.2%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	79.2%	271.85	215.27	51.0%
Westin Washington, D.C. City Center	Washington, D.C.	410	58.8%	210.68	123.90	245.3%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	403	79.0%	291.00	229.86	124.8%
The Hythe Vail	Vail, Colorado	344	56.8%	416.30	236.33	62.0%
Courtyard New York Manhattan/Midtown East	New York, New York	321	81.3%	299.94	243.72	88.7%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	54.9%	150.91	82.78	66.9%
The Gwen Hotel	Chicago, Illinois	311	72.4%	296.79	214.85	80.1%
Hilton Garden Inn New York/Times Square Central (2)	New York, New York	282	91.5%	247.70	226.63	202.7%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	48.8%	144.33	70.50	106.1%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	74.7%	246.52	184.15	34.6%
Hotel Palomar Phoenix	Phoenix, Arizona	242	67.9%	215.33	146.24	66.5%
Henderson Beach Resort	Destin, Florida	233	69.4%	494.31	343.16	9.1%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	60.9%	231.33	140.87	198.5%
Hotel Clio	Denver, Colorado	199	69.6%	305.20	212.32	33.6%
Courtyard New York Manhattan/Fifth Avenue (2)	New York, New York	189	92.0%	251.64	231.47	212.5%
Margaritaville Beach House Key West	Key West, Florida	186	83.1%	469.76	390.37	19.3%
The Lodge at Sonoma Resort	Sonoma, California	182	63.4%	464.17	294.12	50.1%
Courtyard Denver Downtown	Denver, Colorado	177	75.2%	208.00	156.32	71.7%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	167	86.7%	357.66	310.06	30.7%
Kimpton Shorebreak Resort	Huntington Beach, California	157	81.7%	357.34	292.03	36.9%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	51.7%	714.46	369.12	40.8%
Havana Cabana Key West	Key West, Florida	106	87.9%	337.36	296.70	14.6%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	76.0%	784.86	596.75	12.8%
Hotel Emblem San Francisco	San Francisco, California	96	73.5%	227.72	167.44	186.3%
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	61.4%	199.10	122.19	46.1%
L'Auberge de Sedona	Sedona, Arizona	88	72.6%	964.94	700.49	1.2%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	52.8%	527.40	278.45	14.3%
Orchards Inn Sedona	Sedona, Arizona	70	66.4%	298.31	197.97	(1.6)%
Henderson Park Inn	Destin, Florida	37	77.7%	668.31	519.31	11.6%
TOTAL/WEIGHTED AVERAGE		9,567	68.6%	$285.89	$196.23	66.9%
____________________
(1)The percentage change from 2021 RevPAR reflects the comparable period in 2021 to our 2022 ownership period for our 2022 and 2021 acquisitions.
(2)The hotel was closed for a portion of the nine months ended September 30, 2021.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2022 improved relative to the three and nine months ended September 30, 2021 as all of our hotels were open for the period and travel demand increased.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,
	2022	2021	% Change
Rooms	$185.0	$128.7	43.7%
Food and beverage	61.9	36.5	69.6%
Other	21.3	14.3	49.0%
Total revenues	$268.2	$179.5	49.4%

Our total revenues increased $88.7 million from $179.5 million for the three months ended September 30, 2021 to $268.2 million for the three months ended September 30, 2022.

Rooms revenues increased by $56.3 million from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to increases in occupancy and ADR primarily at our resort hotels. Additionally, the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn in July 2021, Henderson Beach Resort in December 2021, Tranquility Bay Beachfront Resort in January 2022 and Kimpton Fort Lauderdale Beach Resort in April 2022 (collectively, our “2021/2022 Acquisitions”) accounted for $14.8 million of the increase in rooms revenue.

The following are key hotel operating statistics for the three months ended September 30, 2022 and 2021. The 2021 operating statistics reflect the period in 2021 comparable to our ownership period in 2022 for hotels acquired in 2021 and 2022.

	Three Months Ended September 30,
	2022	2021	% Change
Occupancy %	75.0%	65.2%	9.8%
ADR	$280.40	$249.34	12.5%
RevPAR	$210.18	$162.66	29.2%

Food and beverage revenues increased $25.4 million from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to increases in occupancy which resulted in an increase in outside the room spend at our resorts. Additionally, our 2021/2022 Acquisitions contributed to the increase in food and beverage revenues by $4.4 million.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $7.0 million from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic, as well as increases in resort fees, rental income, and spa revenues. Additionally, our 2021/2022 Acquisitions contributed to the increase in other revenues by $2.8 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Three Months Ended September 30,
	2022	2021	% Change
Rooms departmental expenses	$43.9	$32.4	35.5%
Food and beverage departmental expenses	43.2	27.0	60.0
Other departmental expenses	6.3	3.8	65.8
General and administrative	22.3	16.3	36.8
Utilities	6.6	5.4	22.2
Repairs and maintenance	10.1	8.5	18.8
Sales and marketing	17.0	11.7	45.3
Franchise fees	8.7	6.0	45.0
Base management fees	5.0	3.0	66.7
Incentive management fees	1.7	0.1	1,600.0
Property taxes	9.1	11.2	(18.8)
Other fixed charges	8.8	6.2	41.9
Professional fees and pre-opening costs related to Frenchman's Reef	—	0.3	(100.0)
Lease expense	3.2	3.0	6.7
Total hotel operating expenses	$185.9	$134.9	37.8%

Our hotel operating expenses increased $51.0 million from the three months ended September 30, 2021 to the three months ended September 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in hotel operating expenses by $16.3 million.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.5 million, or 5.9%, from the three months ended September 30, 2021 primarily due to our 2021/2022 Acquisitions.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.8 million, or 9.6%, from $8.3 million for the three months ended September 30, 2021 to $7.5 million for the three months ended September 30, 2022 primarily due to an decrease in employee compensation.

Interest expense. Our interest expense decreased $1.0 million from $10.1 million for the three months ended September 30, 2021 to $9.1 million for the three months ended September 30, 2022, and was comprised of the following (in millions):

	Three Months Ended September 30,
	2022	2021
Mortgage debt interest	$6.2	$6.3
Unsecured term loan interest	4.1	3.8
Credit facility interest and unused fees	1.9	0.3
Amortization of debt issuance costs and debt premium	0.7	0.6
Interest rate swap mark-to-market and net settlements	(3.8)	(0.9)
	$9.1	$10.1

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in credit facility interest due to rising interest rates and an increased outstanding borrowings on the revolving credit facility.

Loss on early extinguishment of debt. On September 27, 2022, we refinanced our senior unsecured credit facility and unsecured term loans. As a result, we recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and fees paid to the lenders in consideration for our refinancing.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

In response to the COVID-19 pandemic, operations were suspended at four of our hotels, one of which was sold in 2021, for a portion of the nine months ended September 30, 2021. All of our hotels were open during the nine months ended September 30, 2022.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,
	2022	2021	% Change
Rooms	$510.2	$266.1	91.7%
Food and beverage	176.3	76.1	131.7%
Other	60.0	35.0	71.4%
Total revenues	$746.5	$377.2	97.9%

Our total revenues increased $369.3 million from $377.2 million for the nine months ended September 30, 2021 to $746.5 million for the nine months ended September 30, 2022.

Rooms revenues increased by $244.1 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to increases in occupancy and ADR primarily at our resort hotels. Additionally, our 2021/2022 Acquisitions accounted for $50.2 million of the increase in rooms revenue.

The following are key hotel operating statistics for the nine months ended September 30, 2022 and 2021. The 2021 operating statistics reflect the period in 2021 comparable to our ownership period in 2022 for hotels acquired in 2021 and 2022.

	Nine Months Ended September 30,
	2022	2021	% Change
Occupancy %	68.6%	48.2%	20.4%
ADR	$285.89	$243.88	17.2%
RevPAR	$196.23	$117.57	66.9%

Food and beverage revenues increased $100.2 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to increases in occupancy which resulted in an increase in outside the room spend at our resorts. Additionally, our 2021/2022 Acquisitions contributed to the increase in food and beverage revenues by $14.4 million.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $25.0 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to increases in resort fees, rental income, and spa revenues. Additionally, our 2021/2022 Acquisitions contributed to the increase in other revenues by $7.8 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2022	2021	% Change
Rooms departmental expenses	$120.4	$67.7	77.8%
Food and beverage departmental expenses	119.9	58.1	106.4
Other departmental expenses	16.8	8.3	102.4
General and administrative	61.7	39.2	57.4
Utilities	17.8	13.7	29.9
Repairs and maintenance	28.5	21.0	35.7
Sales and marketing	45.5	25.5	78.4
Franchise fees	23.2	12.2	90.2
Base management fees	13.9	6.3	120.6
Incentive management fees	3.1	0.2	1,450.0
Property taxes	29.3	36.3	(19.3)
Other fixed charges	25.7	13.3	93.2
Severance costs	(0.5)	(0.2)	150.0
Professional fees and pre-opening costs related to Frenchman's Reef	—	1.4	(100.0)
Lease expense	9.6	8.7	10.3
Total hotel operating expenses	$514.9	$311.7	65.2%

Our hotel operating expenses increased $203.2 million from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic and other related operating costs stemming from the timing and extent of the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to the increase in hotel operating expenses by $51.7 million. The increase in hotel operating expenses was partially offset by a $5.6 million decrease due to our dispositions of Frenchman's Reef & Morning Star Marriott Beach Resort in April 2021 and The Lexington Hotel in June 2021.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $3.9 million, or 5.0%, from the nine months ended September 30, 2021 primarily due to our 2021/2022 Acquisitions.

Impairment losses. During the nine months ended September 30, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon entering into purchase agreements during the nine months ended September 30, 2022 to acquire four third-party owned units. During the nine months ended September 30, 2021, we recorded impairment losses of $126.7 million related to the dispositions of The Lexington Hotel and Frenchman's Reef & Morning Star Marriott Beach Resort.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $1.5 million, or 6.4%, from $23.8 million for the nine months ended September 30, 2021 to $22.3 million for the nine months ended September 30, 2022 primarily due to the reversal of compensation expense during the first quarter of 2022 resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

Business interruption insurance income. During the nine months ended September 30, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021. We did not recognize any business interruption insurance income during the nine months ended September 30, 2021.

Interest expense. Our interest expense decreased $6.3 million, from $29.2 million for the nine months ended September 30, 2021 to $22.9 million for the nine months ended September 30, 2022, and was comprised of the following (in millions):

	Nine Months Ended September 30,
	2022	2021
Mortgage debt interest	$18.3	$18.7
Unsecured term loan interest	11.5	11.1
Credit facility interest and unused fees	5.1	2.0
Amortization of debt issuance costs and debt premium	2.0	1.9
Interest rate swap mark-to-market and net settlements	(14.0)	(4.5)
	$22.9	$29.2

The decrease in interest expense is primarily related to the mark-to-market of our interest rate swaps, partially offset by an increase in credit facility interest due to rising interest rates and an increased outstanding borrowings on the revolving credit facility.

Loss on early extinguishment of debt. On September 27, 2022, we refinanced our senior unsecured credit facility and unsecured term loans. As a result, we recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and feeds paid to the lenders in consideration for our refinancing.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service (including four mortgage loans with maturities in 2023 discussed below), operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. On October 6, 2022, we repaid the mortgage loan secured by the Westin Washington, D.C. City Center. On November 1, 2022, we repaid the mortgage loans secured by Salt Lake City Marriott Downtown at City Creek and The Lodge at Sonoma Resort. We intend to repay the mortgage loan secured by Westin San Diego Bayview in December 2022. The repayments were made with the proceeds from the refinancing of our credit agreements discussed further below.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these cash trap provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2022, we had $4.2 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, redemption of limited operating partnership units (“common OP units”), ground lease payments, and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2022, we had $1.4 billion of debt outstanding with a weighted average interest rate of 4.26% and a weighted average maturity date of approximately 3.2 years. We have four near term mortgage debt maturities, three of which were repaid subsequent to September 30, 2022 and one of which we intend to repay in December 2022. Upon the repayment of the remaining mortgage loan, we will have no debt maturities until August 2024. The majority of our hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

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
Share Repurchase Program
On September 29, 2022, our board of directors approved a share repurchase program authorizing us to repurchase shares up to $200.0 million of our common stock through February 2025. Subsequent to September 30, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for a total purchase price of $12.3 million. Information about our share repurchase program is in Note 5 to the accompanying consolidated financial statements.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

Prior to September 27, 2022, we were party to a $400 million senior unsecured credit facility expiring in July 2023, a $350 million unsecured term loan maturing in July 2024 and a $50 million unsecured term loan maturing in October 2023. On each of June 9, 2020, August 14, 2020, January 20, 2021 and February 4, 2022, we executed amendments to the credit agreements for our corporate credit facility and term loans. These amendments provided for a waiver of the applicable quarterly tested financial covenants beginning with the second quarter of 2020 through the first quarter of 2022 and allowed for certain other modifications to the covenants thereafter through the second quarter of 2023. As of June 30, 2022, we were in compliance with all of the original unmodified financial covenants under the credit agreements for two consecutive quarters and had exited the covenant waiver restrictions.

On September 27, 2022, we entered into a Sixth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility under the Amended Credit Agreement matures on September 27, 2026. We may extend the maturity date of the revolving credit facility for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We also have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions.

We utilized the proceeds from the term loans to repay the $350 million term loan in the prior facility, the $50 million term loan facility that was scheduled to mature in October 2023 and the $150 million that was outstanding on our revolving credit facility. We utilized the proceeds from the Amended Credit Agreement to repay the Westin Washington, D.C. City Center mortgage loan on October 6, 2022 and the Salt Lake City Marriott Downtown at City Creek and The Lodge at Sonoma

Resort mortgage loans on November 1, 2022. We intend to repay the mortgage loan secured by Westin San Diego Bayview in December 2022. Upon the repayment of the remaining mortgage loan, we will have no debt maturities until August 2024.

Additional information about the credit agreements, including a summary of significant covenants, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and any distributions to holders of common stock, common units and preferred stock. As of September 30, 2022, we had $313.9 million of unrestricted cash, $46.0 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $158.0 million for the nine months ended September 30, 2022. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $149.8 million for the nine months ended September 30, 2022, which consisted of $44.6 million of capital expenditures, $106.2 million paid for the acquisitions of Tranquility Bay Beachfront Resort, including the subsequent purchase of four third-party owned units at the resort, and Kimpton Fort Lauderdale Beach Resort, offset by $1.0 million of deferred key money received for the Henderson Beach Resort.

Our net cash provided by financing activities was $276.1 million for the nine months ended September 30, 2022, which consisted of proceeds of $800.0 million from unsecured term loans, offset by net repayments of $90.0 million on our senior unsecured credit facility, $400.0 million of repayments of unsecured term loans, $7.4 million of distributions paid to holders of preferred stock, $11.9 million of scheduled mortgage debt principal payments, $13.8 million paid for financing costs for the credit agreements, and $0.8 million paid to repurchase shares for the payment of tax withholding obligations and for accrued dividends upon the vesting of restricted stock.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2022 will be the net cash flow from hotel operations and any potential hotel dispositions. We expect our estimated uses of cash for the remainder of the year ending December 31, 2022 will be mortgage debt maturities, scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses and potential hotel acquisitions.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our taxable REIT subsidiaries, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to qualify as a REIT under the Code, we generally must make distributions to our stockholders each year in an amount equal to at least:

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

Our board of directors suspended our quarterly common dividend commencing with the first quarter dividend that would have been paid in April 2020 and resumed quarterly common dividends beginning with the third quarter dividend that was paid in October 2022. We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2022:

Payment Date	Record Date	Dividend per Share
October 12, 2022	September 30, 2022	$0.03

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2022, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2022	March 18, 2022	$0.515625
June 30, 2022	June 17, 2022	$0.515625
September 30, 2022	September 16, 2022	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2022, we have set aside $31.1 million for capital projects in property improvement funds, which are included in restricted cash.

In 2022, we expect to spend approximately $100 million on necessary capital improvements and a select few transformational projects with attractive returns on investment. We invested approximately $44.6 million in capital improvements at our hotels during the nine months ended September 30, 2022. Significant projects in 2022 include the following:

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
•Hilton Burlington Lake Champlain: We have commenced a repositioning of the hotel to rebrand it as a Curio Collection hotel. The repositioning is expected to be completed in early 2023 and includes a new restaurant concept by a local chef.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$28,555	$(1,771)	$91,316	$(192,457)
Interest expense	9,072	10,052	22,866	29,246
Income tax expense	312	2,371	949	1,433
Real estate related depreciation and amortization	27,053	25,555	81,097	77,209
EBITDA	64,992	36,207	196,228	(84,569)
Impairment losses	—	—	2,843	126,697
EBITDAre	64,992	36,207	199,071	42,128
Non-cash lease expense and other amortization	1,551	1,664	4,675	5,007
Professional fees and pre-opening costs related to Frenchman's Reef (1)	—	335	—	1,388
Hotel manager transition items	11	523	247	651
Severance costs (2)	—	—	(532)	(216)
Uninsured costs related to natural disasters (3)	—	187	—	187
Loss on early extinguishment of debt	9,698	—	9,698	—
Adjusted EBITDA	$76,252	$38,916	$213,159	$49,145
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that were not covered by insurance.
(2)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations.

(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that did not exceed the insurance deductible.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021

Net income (loss)	$28,555	$(1,771)		91,316	$(192,457)
Real estate related depreciation and amortization	27,053	25,555		81,097	77,209
Impairment losses, net of tax	—	(2,215)		2,843	127,282
FFO	55,608	21,569		175,256	12,034
Distributions to preferred stockholders	(2,454)	(2,454)		(7,362)	(7,362)
FFO available to common stock and unit holders	53,154	19,115		167,894	4,672
Non-cash lease expense and other amortization	1,551	1,664		4,675	5,007
Professional fees and pre-opening costs related to Frenchman's Reef (1)	—	335		—	1,388
Hotel manager transition items	11	523		247	651
Severance costs (2)	—	—		(532)	(216)
Uninsured costs related to natural disasters (3)	—	187		—	187
Loss on early extinguishment of debt	9,698	—		9,698	—
Fair value adjustments to interest rate swaps	(3,780)	(919)		(14,002)	(4,488)
Adjusted FFO available to common stock and unit holders	$60,634	$20,905	$—	$167,980	$7,201
____________________

(1)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that were not covered by insurance.
(2)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations.

(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that did not exceed the insurance deductible.

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

Inflation has increased recently to levels not seen in years. The United States Federal Reserve has raised, and may contine to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2022 was $1.4 billion, of which $842.2 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $8.4 million annually.

We are party to interest rate swap agreements to fix LIBOR at 2.41% for $50 million of unsecured term loans and to fix LIBOR at 1.70% for $175 million of unsecured term loans. Information about our unsecured term loans and interest rate swap agreements can be found in Notes 8 and 10 to the accompanying consolidated financial statements.

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

Item 1A.Risk Factors

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

The timing, manner, price and actual number of shares repurchased under our share repurchase program will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Our share repurchase program may be limited, suspended or terminated at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence or use of our share repurchase program may cause our stock price to be higher than it would otherwise be, and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible any future strategic opportunities or acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so, and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)During the three months ended September 30, 2022, we issued an aggregate of 21,502 shares of common stock in exchange for OP units held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

(b)Not applicable.

(c)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2022	—	$—	—	$—
August 1 - August 31, 2022	—	$—	—	$—
September 1 - September 30, 2022	—	$—	—	$200,000

(1)Represents amounts available under the Company's $200.0 million share repurchase program approved by the board of directors on September 29, 2022 (the “Share Repurchase Program”). The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. The Share Repurchase Program expires on February 28, 2025.

Subsequent to September 30, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for a total purchase price of $12.3 million. As of November 4, 2022, we have $187.7 million of authorized capacity remaining under our share repurchase program.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed as part of this Form 10-Q:

Exhibit

10.1
Sixth Amended and Restated Credit Agreement dated as of September 27, 2022 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2022)

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

November 4, 2022

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)