Form 10-K
period 2022-12-31
DiamondRock Hospitality Co
filed 2023-02-24
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 209,552,733 shares of its $0.01 par value Common Stock outstanding as of February 24, 2023.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022, are incorporated by reference in Part III herein.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to rising inflation and interest rates, job loss or growth trends, an increase in unemployment or a decrease in corporate earnings and investment;
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
•the adverse impact of COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies, travel, the hospitality industry, and on our financial condition and results of operations and our hotels;
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
•risks associated with our potential failure to maintain our qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);
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
•Unfavorable market and economic conditions in the U.S. and in the specific markets where our hotels are located and other factors beyond our control, including effects on macroeconomic indicators such as U.S. gross domestic product (“GDP”) growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand, may adversely affect the lodging industry.
•We may be unable to comply with financial covenants, obtain waivers, or renegotiate such covenants under our senior unsecured credit facility and unsecured term loans, which could result in a default and potential acceleration of our indebtedness and impact our ability to make additional borrowings.
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
•COVID-19 has caused, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could continue to cause, severe disruption in the U.S., regional and global economies, travel and the hospitality industry and could materially and adversely impact our business, financial condition and results of operations.
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
•Natural disasters caused by climate change or otherwise, terrorist attacks, active shooter attacks, significant military actions, outbreaks of contagious diseases, pandemics, or other widespread health emergencies may adversely impact our financial condition and results of operations.
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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of December 31, 2022, we owned a portfolio of 35 premium hotels and resorts that contain 9,607 guest rooms located in 24 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

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

Our primary business is to acquire, own, renovate and asset manage premium hotel properties in the United States. Our portfolio is concentrated in major urban market cities and destination resort locations. All of our hotels are managed by a third party—either an independent operator or a brand operator, such as Marriott International, Inc. (“Marriott”).

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

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock and Series A Preferred Stock are traded on the New York Stock Exchange (the “NYSE”) under the symbols “DRH” and “DRH Pr A”, respectively. We have historically been successful in acquiring, financing and managing our hotels.

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

•pursue strategic acquisitions in line with our target asset type;

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

High-Quality Urban and Destination Resort Hotels

As of December 31, 2022, we owned 35 premium hotels and resorts throughout the United States. Our hotels and resorts are primarily categorized as luxury and upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our portfolio is composed primarily of hotels and resorts located in popular leisure destinations and major urban markets. We consider lodging properties located in major urban markets and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio over the past several years by recycling capital from non-core hotels, located in slower growth markets, to higher quality hotels located primarily in urban and destination resort markets. We have repositioned our portfolio through the acquisition of urban and resort hotels that align with our strategic goals while disposing of non-core hotels. Our exposure to resorts and urban lifestyle hotels continued to increase in 2022 with acquisitions in locations such as Marathon, Florida, Fort Lauderdale, Florida and Austin, Texas. Over 98% of revenues for the year ended December 31, 2022 is derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, climate, operator and brand diversity.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions.

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

We evaluate each hotel in our portfolio to assess the optimal brand and management strategy for the individual hotel and market. We leverage the leading global hotel brands at many of our hotels, which are flagged under a brand owned by Marriott, Hilton Worldwide Holdings, Inc. (“Hilton”) or IHG Hotels & Resorts (“IHG”). We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value for certain hotels as a result of each brand's ability to produce incremental revenue through their strong reservation and rewards systems and sales organizations. We are also interested in owning independent or non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We completed rebrandings at four of our hotels in 2021 and 2022 and are currently completing rebrandings and renovations at two additional hotels. We regularly evaluate our portfolio to determine if there are additional opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profit margins through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort or amenity fees, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting underutilized space to revenue-generating meeting space, marketing underutilized midweek bookings and implementing programs to reduce energy consumption and increase labor efficiency.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile with prudent leverage. We maintain balance sheet flexibility with our existing corporate cash, limited near-term debt maturities, capacity under our senior unsecured credit facility and 31 of our 35 hotels unencumbered by mortgage debt as of December 31, 2022. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. We may also consider entering into joint ventures or alliances with one or more third parties to pursue attractive investment opportunities.

We believe that our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe that lower leverage benefits us in the following ways:

•provides capacity to fund attractive acquisitions;

•enhances our ability to maintain a sustainable dividend;

•enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•provides capacity to fund late-cycle capital needs.

As of December 31, 2022, our outstanding debt consists of a combination of unsecured term loans and fixed-rate property-specific mortgage debt. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Corporate Responsibility

Created in 2014, our Corporate Responsibility program incorporates governance, environmental, and social initiatives in our overall business strategy, investment decisions and asset management strategies. Our Corporate Responsibility program is guided by executive and board-level oversight, with the board’s Nominating and Corporate Governance Committee assigned to oversee the policies, strategy, and implementation of the program. In 2022, as a result of our commitment to sustainability, we were ranked first in sustainability performance as the America’s Regional Sector Leader for Hotels by the GRESB Real Estate Assessment.

We are committed to transparent reporting of our environmental, social, and governance (“ESG”) initiatives. In December 2022, we published our most recent annual Corporate Responsibility Report, which includes ESG policies, environmental and social programs, historic results and performance targets. The annual Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, including the Sustainable Accounting Standards Board (“SASB”) (now The Value Reporting Foundation) for the Real Estate Sector.

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

Beginning in 2021, we engaged an independent third party to verify our energy and water consumption data. The following charts display our Total Energy Consumption and Total Water Consumption for 2020 and 2021, the last fiscal year for which data is available. These metrics relate to our hotels owned for the entire year presented. In 2020, total consumption of both energy and water was significantly reduced due to the historically low occupancy levels at our hotels as a result of COVID-19 pandemic.

We display key metrics, documents, programs and policies through the Global Reporting Initiative (“GRI”) Index, and in accordance with the GRI framework. We also display disclosures in accordance with the framework established by the Task Force on Climate-Related Financial Disclosures.

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

For more information on our Corporate Responsibility program, as well as our enterprise-wide policies, please see our current Corporate Responsibility Report available at https://investor.drhc.com/sustainability-report. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this report or any document unless expressly incorporated by reference therein.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.7% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. A portion of our common OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”) in December 2018. Each common OP unit currently owned by holders other than us is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of our common stock or, at our election, one share of our common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2022, limited partners held 719,542 common OP units. In the future, we may issue additional common OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS (each, a TRS lessee), or to an unrelated third party. In turn, our TRS lessees must engage a third-party management company to manage the hotels. As of December 31, 2022, we leased all of our hotels to TRS lessees, except for one hotel that is directly owned by a TRS.

The following chart shows our corporate structure as of the date of this report:

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Hilton or IHG brand will enjoy the competitive advantages associated with their operations under such brand. These global brands' reservation systems and national advertising, marketing and promotional services combined with strong management by third-party operators enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Employees and Human Capital

As of December 31, 2022, we employed 30 full-time employees. We believe that our relations with our employees are good. None of our employees is a member of any union. During 2022, all employees involved in the day-to-day operation of our hotels were employed by third-party management companies engaged pursuant to hotel management agreements. The employees of our hotel managers at the Courtyard New York Manhattan/Fifth Avenue, Courtyard New York Manhattan/Midtown East, Hilton Garden Inn New York/Times Square Central, Westin Boston Seaport District and Hilton Boston Downtown/Faneuil Hall are currently represented by labor unions and are subject to collective bargaining agreements.

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

Insurance

We carry comprehensive liability, fire, extended coverage, windstorm, business interruption and rental loss insurance covering all of the properties in our portfolio. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsured losses such as loss from riots, war or acts of God. Certain of the properties in our portfolio are located in areas known to be seismically active or subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

Available Information

We maintain a website at the following address: www.drhc.com. We make our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), available on our website free of charge as soon as reasonably practicable after such reports and amendments are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Such reports are also available by accessing the EDGAR database on the SEC's website at www.sec.gov.

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

DiamondRock Hospitality Company is traded on the NYSE under the symbols “DRH” and “DRH Pr A.”

Supplemental Material U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosure under “Material U.S. Federal Income Tax Considerations” in the prospectus dated August 6, 2021 contained in our Registration Statement on Form S-3 filed with the SEC on August 6, 2021 (such disclosure, the “Base Disclosure”). Capitalized terms used in this section that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.

On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:

i.The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the United States and proper certifications are provided) apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a United States real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.

ii.The withholding rules under FIRPTA apply to a distribution paid by us in excess of a non-U.S. stockholder’s adjusted basis in our stock, unless the interest in our stock is not a United States real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.

iii.The withholding rules under FIRPTA apply to any portion of a capital gain dividend paid to a non-U.S. stockholder that is attributable to the sale or exchange of a United States real property interest, unless it is paid to a withholding qualified holder.

In the case of FIRPTA Withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA Withholding under clause (iii) above, the withholding rate is currently 21%. For purposes of FIRPTA Withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a United States real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution paid by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a United States real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the Base Disclosure under the heading “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders Holding Capital Stock.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

Additionally, the first sentence of the seventh paragraph under the heading “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders Holding Capital Stock—Distributions” is hereby deleted and replaced with the following:

Distributions to a non-U.S. stockholder that we designate as capital gain dividends but that are not attributable to gain from our sale or exchange of United States real property interests (and thus not subject to FIRPTA Withholding) will be subject to U.S. federal income taxation if (i) the capital gain dividend is effectively connected with the non-U.S. stockholder’s United States trade or business, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain and may be subject to the 30% branch profits tax in the case of a non-U.S. stockholder that is a non-U.S. corporation, or (ii) the non-U.S. stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and meets certain other criteria, in which case the non-U.S. stockholder will incur a 30% tax on the individual’s capital gains derived from sources within the United States for the taxable year.

The new Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the second paragraph under the heading “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders Holding Capital Stock—Special FIRPTA Rules” is hereby deleted and replaced with the following:

Generally, for purposes of FIRPTA, and subject to the discussion below regarding “qualified holders,” neither a “qualified foreign pension fund” (as defined below) nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a foreign person, thereby exempting such entities from tax under FIRPTA. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or, in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of United States real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the United States real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no United States real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held United States real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Section 1445 of the Code (and Section 1446 of the Code, as applicable).

Distributions that are attributable to gain from the sales of United States real property interests received by a qualified foreign pension fund or a qualified controlled entity that satisfies the requirements to be a qualified holder will not be subject to U.S. federal income or withholding tax. All other distributions received by a qualified foreign pension fund or a qualified controlled entity will be taxed as described above under “—Taxation of Non-U.S. Stockholders Holding Capital Stock—Distributions.” Gain of a qualified holder from the sale or exchange of our stock and distributions treated as gain from the sale or exchange of our stock under the rules described above under “—Taxation of Non-U.S. Stockholders Holding Capital Stock—Distributions,” will not be subject to U.S. federal income or withholding tax, unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the qualified controlled entity’s, as applicable) conduct of a U.S. trade or business, in which case, the qualified foreign pension fund (or qualified controlled entity) generally will be subject to a tax at the same graduated rates applicable to U.S. stockholders, unless an applicable income tax treaty provides otherwise, and may be subject to the 30% branch profits tax on its effectively connected earnings and profits, subject to adjustments, in the case of a foreign corporation.

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

We solely own hotels, a very different asset class from many other REITs. A typical healthcare REIT, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, do not enter into leases with hotel managers. Instead, the TRS lessee engages the hotel manager pursuant to a management agreement and pays the manager a fee for managing the hotel. The TRS lessee receives all of the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, our earnings may be highly volatile.

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. GDP growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in major urban market cities and destination resort locations in the U.S., our business may be particularly sensitive to changes in foreign exchange rates or a negative international perception of the U.S. arising from its political or other positions. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, including travel-related disruptions or incidents and their impact on travel may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

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

The increased use of business-related technology may materially and adversely affect the need for business-related travel, and, therefore, demand for rooms in some of our hotels.

The increased use of Zoom video conferencing, Microsoft Teams and other teleconferencing and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate in virtual meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, play an increased role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be materially and adversely affected.

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

All but four of our hotel management agreements are terminable at our option. The remaining four hotel management agreements have remaining terms ranging from approximately five years to 36 years, inclusive of renewal periods that are exercisable at the option of the property manager. We are subject to franchise agreements at certain of our properties, with remaining terms of up to 28 years, inclusive of renewal periods that are exercisable at the option of the franchisor. See Item 2, Properties, for hotel management and franchise agreement details. Because some of our hotels would have to be sold subject to the applicable agreement, the term length of an agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

Our ground lease agreements with respect to the Embassy Suites by Hilton Bethesda, the Salt Lake City Marriott Downtown at City Creek, the Westin Boston Seaport District, the Hotel Palomar Phoenix, the Courtyard New York Manhattan/Fifth Avenue and Cavallo Point, as well as the ground lease underlying our annex sublease at the Orchards Inn Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•construction cost overruns and delays, including those caused by supply chain disruptions or inflationary price increases;

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

COVID-19 has caused, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could continue to cause, severe disruptions in the U.S., regional and global economies, travel and the hospitality industry and could materially and adversely impact our business, financial condition and results of operations.

COVID-19, including the emergence of additional variants, has caused, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could continue to cause, widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets.

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

•a general decline of in-person business meetings and an increase in the use of teleconferencing and video-conference technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms; and

•a decrease in individuals’ willingness to travel as a result of the public health risks and social impacts of such outbreak or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues to meet operating and other expenses in the short- and long-term.

In the event of natural disasters caused by climate change or otherwise, terrorist attacks, active shooter attacks, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

We are subject to the risks associated with the direct and indirect physical effects of climate change, which can include more frequent and severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our business, financial condition and results of operations. Seven of our hotels (The Lodge at Sonoma Resort, Westin San Diego Bayview, Hotel Emblem San Francisco, Renaissance Charleston Historic District Hotel, Kimpton Shorebreak Resort, The Landing Lake Tahoe Resort & Spa, and Cavallo Point) are located in areas that are seismically active. Nine of our hotels (Havana Cabana Key West, Margaritaville Beach House Key West, Westin Fort Lauderdale Beach Resort, Henderson Park Inn, Henderson Beach Resort, Bourbon Orleans Hotel, Renaissance Charleston Historic District Hotel, Tranquility Bay Beachfront Resort and Kimpton Shorebreak Fort Lauderdale Beach Resort) are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks or active shooter attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 75% of our total revenues in 2022. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, a changing climate in the area of any of our hotels, outbreaks of pandemics or diseases, such as Zika, Ebola, COVID-19, H1N1 or other similar viruses, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such events may result in decreases in consumer discretionary spending, including the frequency with which our customers choose to stay at hotels or the amount they spend on hotels, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida hotels (Havana Cabana Key West, Margaritaville Beach House Key West, Westin Fort Lauderdale Beach Resort, Henderson Park Inn, Henderson Beach Resort, Tranquility Bay Beachfront Resort and Kimpton Shorebreak Fort Lauderdale Beach Resort) each have a deductible of 5% of total insured value for a named storm and the Renaissance Charleston Historic District Hotel and Bourbon Orleans Hotel each has a deductible of 2% of total insured value. In addition, each of our California hotels (Westin San Diego Bayview, Hotel Emblem San Francisco, Kimpton Shorebreak Resort, The Lodge at Sonoma Resort, and Cavallo Point) have a deductible of 5% of total insured value for damage due to an earthquake. We have submitted insurance claims relating to natural disasters at our hotels before and may need to submit similar claims in the future. The prior claims and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

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

As of the date of this report, 16 of our 35 hotels operate under brands owned by Marriott and four of our hotels operate under brands owned by Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. Consequently, if market recognition or the positive perception of Marriott or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

As of the date of this report, 20 of our 35 hotels operate under Marriott or Hilton franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

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

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. For instance, in 2016, Marriott acquired Starwood Hotels & Resorts, resulting in the increased portfolio concentration in the Marriott brand family (16 of our 35 hotels). We believe Marriott may use this leverage when negotiating for property improvement plans upon the acquisition of a hotel in cases where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

We hold a leasehold or subleasehold interest in all or a portion of the land underlying eight of our hotels owned as of December 31, 2022 (Embassy Suites by Hilton Bethesda, Courtyard New York Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown at City Creek, Westin Boston Seaport District, Hotel Clio (formerly JW Marriott Denver Cherry Creek), Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and the parking areas at two of our hotels (Worthington Renaissance Fort Worth Hotel and Bourbon Orleans Hotel). We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. For this reason, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Labor shortages could slow our growth or harm our business.

Our success depends in part upon our third-party managers’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees may require us to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. In addition, we could face additional challenges meeting workforce requirements due to changes in workforce dynamics, such as remote work arrangements or more flexibility in work schedules, which could result in increased labor costs in the future.

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

Our corporate credit facility and term loans contain several financial covenants, the most constraining of which limits the amount of debt that we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). If we were to default under either of these covenants or were unable to obtain a waiver of such default, the lenders may require us to repay all amounts then outstanding under our credit facility and term loans and may terminate our credit facility and term loans. In each of 2020, 2021 and 2022, we executed amendments to the credit agreements in place at the time in order to waive the quarterly tested financial covenants and make certain other modifications to the covenants contained therein. We exited the covenant waivers and modifications as of the second quarter of 2022, and we are in compliance with all financial covenants, but there can be no assurance that we will be able to meet our financial covenants in the future or that we will be able to obtain additional waivers from our lenders, if needed. These and our other financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income. In addition, our credit facility requires that we maintain a minimum number of our hotels as unencumbered assets.

Many of our existing mortgage debt agreements contain, and future mortgage debt agreements may contain, “cash trap” provisions that could limit our ability to make distributions to our stockholders.

Certain of our loan agreements contain, and future mortgage debt agreements may contain, cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines to a certain level. If the provisions in one or more of these loan agreements are triggered, substantially all of the cash flow generated by the hotel or hotels affected will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash will be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. These “cash trap” provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, we had $2.9 million held in cash traps. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements. However, the triggering of cash traps in the future could affect our liquidity and our ability to make distributions to our stockholders.

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

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Borrowing costs increased throughout 2022 and may continue to increase near-term as the Federal Reserve acts to address rising inflation and, as a result, borrowing costs on new and refinanced debt may be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Higher interest rates could increase debt service requirements on any of our floating rate debt, including our unsecured term loans and any outstanding balance on our senior unsecured credit facility, and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities or other purposes.

Hedging against interest rate exposure may adversely affect us.

We manage certain exposure to interest rate volatility by using interest rate hedging, such as swap agreements, to hedge against the possible negative effects of interest rate fluctuations. We may continue to do so in the future. However, hedging can be expensive, particularly during periods of volatile interest rates, available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought, the duration of the interest rate hedge may not match the duration of the related liability, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. As a result, our hedging transactions could have a material and adverse effect on our results of operations.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but if our contracts indexed to LIBOR, including contracts governing our interest rate swaps, are converted to the Secured Overnight Financing Rate (“SOFR”), the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, all of our variable rate debt and interest rate swaps have been transitioned to SOFR.

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

We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2022, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. As a result of differences between cash flow and the accrual of income and expenses for tax purposes, or nondeductible expenditures, for example, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of “taxable stock dividends” or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in a particular year.

The formation of our TRSs and TRS lessees increases our overall tax liability.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Our domestic TRSs are subject to U.S. federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire) and yield support payments, net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial.

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

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes in various circumstances. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to distribute all of our income in any given year, which would result in corporate level taxes, and we may not make sufficient distributions to avoid excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our stockholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. We may also be subject to U.S. state and local and non-U.S. taxes on our income or properties, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. In addition, we may be subject to U.S. federal, state, local or non-U.S. taxes in other various circumstances. Any U.S. federal or state taxes that we pay will reduce our cash available for distribution to our stockholders.

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

A maximum 20% tax rate applies to “qualified dividend income” payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income and are taxed at normal ordinary income tax rates (provided that for taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers generally may deduct 20% of their ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income”). However, to the extent that our dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income (but will be ineligible for the 20% deduction). The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock and Series A Preferred Stock. In addition, some non-REIT corporations may choose to pay dividends or increase dividends as a result of the lower corporate income tax rate that is effective for taxable years beginning after December 31, 2017. As a result, the trading price of our common stock and Series A Preferred Stock may be negatively impacted.

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

Our charter provides that no person may beneficially own more than 9.8% of the aggregate outstanding shares of our common stock, more than 9.8% of the aggregate outstanding shares of our Series A Preferred Stock, or more than 9.8% of the value of the aggregate outstanding shares of our capital stock, except certain “look-through entities,” such as mutual funds, which may beneficially own up to 15% of the aggregate outstanding shares of our common stock, up to 15% of the aggregate outstanding shares of our Series A Preferred Stock, or up to 15% of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for certain investors. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests.

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

We intend to pay quarterly dividends that represent at least 90% of our REIT taxable income. Our ability to make these intended distributions may be adversely affected by the factors, risks and uncertainties described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. For example, in response to the COVID-19 pandemic, our board of directors suspended our quarterly common dividend commencing with the quarterly dividend that would have been paid in April 2020 and resumed quarterly common dividends beginning with the quarterly dividend that was paid in October 2022. In addition, our board of directors has the sole discretion to determine the timing, form and amount of any distribution to our stockholders. Our board of directors will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, our debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock and Series A Preferred Stock.

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

In addition, interest rates were at historically low levels for an extended period of time but increased during the year ending December 31, 2022 and may continue to increase in the near term. The market for common shares and preferred shares of publicly traded REITs may be influenced by the distribution yield on their shares (i.e., the amount of annual distributions as a percentage of the market price of their shares) relative to market interest rates. If market interest rates increase, prospective purchasers of REIT common shares and preferred shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock and Series A Preferred Stock to be relatively less attractive to our investors and the market price of our common stock and Series A Preferred Stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels.

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

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. As of December 31, 2022, 4,760,000 shares of our Series A Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred stock is approximately $119.0 million and aggregate annual dividends on these shares are approximately $9.8 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A Preferred Stock have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The conversion rights of our Series A Preferred Stock may be detrimental to holders of our common stock.

As of December 31, 2022, 4,760,000 shares of our Series A Preferred Stock were outstanding and could be converted, upon the occurrence of limited specified change in control transactions, into shares of our common stock. The conversation of the Series A Preferred Stock would dilute the stockholder ownership in our Company and common OP unit holder ownership in our operating partnership and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

We and our hotel managers rely on information technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Some of these information technologies and systems are provided by third-party vendors. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of certain confidential customer information, such as individually identifiable information, including information relating to financial accounts. Recently, a number of hotels and hotel management companies have been subject to successful cyber-attacks including those seeking guest credit card information. Moreover, the risk of a cybersecurity incident or cyber-attack has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased.

For these reasons, we and our hotel managers are subject to risks associated with security breaches, whether through cyber-attacks or online fraud schemes, spoofed e-mails and social engineering efforts by hackers aimed at obtaining confidential information. Any compromise of the function, security and availability of our network and systems or the network and systems of our hotel managers or our third-party vendors could result in disruptions to operations, misappropriated or compromised confidential hotel or guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations and damage to our reputation or the reputations of our hotel managers and third-party vendors. Although we and our hotel managers believe that we have taken commercially reasonable steps to protect the security of these systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses, social engineering attacks and cyber-attacks. The costs to us to eliminate or alleviate cybersecurity incidents or cyber-attacks could be significant and may increase as the number, intensity and sophistication of such attacks increases. Disruptions in service, system shutdowns and security breaches in either the information technologies and systems of our hotel managers, our third-party vendors or our own information technologies and systems, including unauthorized disclosure of confidential information, could have a material adverse effect on our business operations and results, our financial and compliance reporting and our reputation.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2022.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott Downtown Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Seaport District	Boston	Massachusetts	Upper Upscale	Full Service	793	Aimbridge Hospitality
Salt Lake City Marriott Downtown at City Creek	Salt Lake City	Utah	Upper Upscale	Full Service	510	HEI Hotels & Resorts
Worthington Renaissance Fort Worth Hotel	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Westin San Diego Bayview	San Diego	California	Upper Upscale	Full Service	436	Aimbridge Hospitality
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	433	HEI Hotels & Resorts
Westin Washington D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	Sage Hospitality
Hilton Boston Downtown/Faneuil Hall	Boston	Massachusetts	Upper Upscale	Full Service	403	Aimbridge Hospitality
The Hythe Vail	Vail	Colorado	Upper Upscale	Full Service	344	Vail Resorts
Courtyard New York Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
Atlanta Marriott Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Aimbridge Hospitality
The Gwen Hotel	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn New York/Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Embassy Suites by Hilton Bethesda	Bethesda	Maryland	Upper Upscale	Full Service	272	Sage Hospitality
Hilton Burlington Lake Champlain	Burlington	Vermont	Upper Upscale	Full Service	258	Aimbridge Hospitality
Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
Henderson Beach Resort	Destin	Florida	Luxury	Full Service	233	Aimbridge Hospitality
Bourbon Orleans Hotel	New Orleans	Louisiana	Luxury	Full Service	220	Aimbridge Hospitality
Hotel Clio (formerly JW Marriott Denver Cherry Creek)	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard New York Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Highgate Hotels
Margaritaville Beach House Key West	Key West	Florida	Upper Upscale	Full Service	186	Ocean Properties
The Lodge at Sonoma Resort	Sonoma	California	Upper Upscale	Full Service	182	Sage Hospitality
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
Renaissance Charleston Historic District Hotel	Charleston	South Carolina	Upper Upscale	Full Service	167	Aimbridge Hospitality
Kimpton Shorebreak Resort	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Passport Resorts
Havana Cabana Key West	Key West	Florida	Upscale	Select Service	106	EOS Hospitality
Tranquility Bay Beachfront Resort	Marathon	Florida	Luxury	Full Service	103	EOS Hospitality
Hotel Emblem San Francisco	San Francisco	California	Upper Upscale	Full Service	96	Viceroy Hotels & Resorts
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	96	HEI Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Evolution Hospitality
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Evolution Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Evolution Hospitality
Lake Austin Spa Resort	Austin	Texas	Luxury	Full Service	40	EOS Hospitality
Henderson Park Inn	Destin	Florida	Upper Midscale	Full Service	37	Aimbridge Hospitality
Total					9,607

_____________
(1)As defined by STR, Inc.

Hotel Management Agreements

We are party to hotel management agreements for each hotel we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels as of December 31, 2022. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Terminable	Expiration Date of Current Term	Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
Atlanta Marriott Alpharetta	Aimbridge Hospitality	At will with no fee	9/2025	None
Embassy Suites by Hilton Bethesda	Sage Hospitality	At will with no fee	2/2027	One five-year period
Bourbon Orleans Hotel	Aimbridge Hospitality	At will with no fee	7/2026	Month-to-month
Cavallo Point, The Lodge at the Golden Gate	Ft. Baker Management LLC	At will with fee	6/2023	One five-year period
Chicago Marriott Downtown Magnificent Mile	Marriott	No	12/2038	Two ten-year periods
Courtyard Denver Downtown	Sage Hospitality	At will with fee	7/2026	One five-year period
Courtyard New York Manhattan/Fifth Avenue	Highgate Hotels	At will with no fee	10/2025	None
Courtyard New York Manhattan/Midtown East	HEI Hotels & Resorts	At will with fee	8/2027	None
The Gwen Hotel	HEI Hotels & Resorts	At will with fee	6/2026	None
Havana Cabana Key West	EOS Hospitality	At will with fee until 5/2023; at will with no fee thereafter	5/2032	Month-to-month
Henderson Beach Resort	Aimbridge Hospitality	At will with fee until 2/2023; at will with no fee thereafter	2/2032	Month-to-month
Henderson Park Inn	Aimbridge Hospitality	At will with no fee	7/2026	Month-to-month
Hilton Boston Downtown/Faneuil Hall	Aimbridge Hospitality	At will with no fee	7/2025	None
Hilton Burlington Lake Champlain	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Hilton Garden Inn New York/Times Square Central	Highgate Hotels	No	12/2024	One five-year period (2)
Hotel Clio (formerly JW Marriott Denver Cherry Creek)	Sage Hospitality	At will with fee	5/2026	One five-year period
Hotel Emblem San Francisco	Viceroy Hotels & Resorts	At will with fee	12/2027	One five-year period
Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	2023 upon sale with no fee	12/2027	One five-year period (3)
The Hythe Vail	Vail Resorts	At will with fee	1/2024	None
Kimpton Shorebreak Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with fee until 3/2023; at will with no fee thereafter	3/2028	None
Kimpton Shorebreak Resort	Kimpton Hotel & Restaurant Group	At will with fee	2/2025	None
Lake Austin Spa Resort	EOS Hospitality	At will with fee until 11/2023; at will with no fee thereafter	11/2032	Month-to-month
The Landing Lake Tahoe Resort & Spa	Evolution Hospitality	At will with fee	9/2024	One five-year period
L'Auberge de Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
The Lodge at Sonoma Resort	Sage Hospitality	At will with fee	9/2025	None
Margaritaville Beach House Key West	Ocean Properties	No	7/2027	None
Orchards Inn Sedona	Evolution Hospitality	At will with fee	10/2024	One five-year period
Renaissance Charleston Historic District Hotel	Aimbridge Hospitality	At will with no fee	9/2025	None
Salt Lake City Marriott Downtown at City Creek	HEI Hotels & Resorts	At will with no fee	9/2025	None
Tranquility Bay Beachfront Resort	EOS Hospitality	At will with fee until 3/2023; at will with no fee thereafter	4/2032	Month-to-month
Westin Boston Seaport District	Aimbridge Hospitality	At will with fee	1/2025	None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	12/2024	None
Westin San Diego Bayview	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Westin Washington D.C. City Center	Sage Hospitality	At will with fee	11/2026	One five-year period
Worthington Renaissance Fort Worth Hotel	Marriott	No	12/2031	Two ten-year periods
____________________
(1)Certain agreements allow for other extension rights that may be only at our option.
(2)Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.
(3)Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2026 and 2027. The manager did not earn an incentive management fee in 2022.

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

The following table sets forth the base management fee, incentive management fee and furniture, fixture and equipment (“FF&E”) reserve contribution, generally due and payable each fiscal year, for each of our hotels as of December 31, 2022:

Property	Base Management Fee (1)		Incentive Management Fee (2)		FF&E Reserve Contribution (1)
Atlanta Marriott Alpharetta	2%		15%	(3)	4%
Embassy Suites by Hilton Bethesda	1.5%	(4)	10%		4%
Bourbon Orleans Hotel	1%	(5)	15%	(3)	4%
Cavallo Point, The Lodge at the Golden Gate	2.5%		20%		4%
Chicago Marriott Downtown Magnificent Mile	3%		15%	(6)	5%
Courtyard Denver Downtown	1.5%	(4)	10%		4%
Courtyard New York Manhattan/Fifth Avenue	2.5%	(7)	15%	(3)	None
Courtyard New York Manhattan/Midtown East	1.75%		15%		4%
The Gwen Hotel	2.25%		15%		4%
Havana Cabana Key West	2.5%		15%	(3) (8)	1%
Henderson Beach Resort	2.25%		15%	(3)	4%
Henderson Park Inn	2.5%		15%	(3)	4%
Hilton Boston Downtown/Faneuil Hall	1.25%		15%	(3)	4%
Hilton Burlington Lake Champlain	1.5%	(9)	10%		4%
Hilton Garden Inn New York/Times Square Central	3%		20%		4%
Hotel Clio (formerly JW Marriott Denver Cherry Creek)	2%		15%	(3)	4%
Hotel Emblem San Francisco	2.75%		15%		4%
Hotel Palomar Phoenix	3.5%		20%		4%
The Hythe Vail	2%		15%	(3)	4%
Kimpton Shorebreak Fort Lauderdale Beach Resort	2%		15%	(3)	4%
Kimpton Shorebreak Resort	2.5%		15%		4%
Lake Austin Spa Resort	2.5%		15%	(3) (8)	1%
The Landing Lake Tahoe Resort & Spa	1.25%		15%		4%
L'Auberge de Sedona	2.25%		15%		4%
The Lodge at Sonoma Resort	2%		15%	(3)	4%
Margaritaville Beach House Key West	3%		10%		4%
Orchards Inn Sedona	2.25%		15%		4%
Renaissance Charleston Historic District Hotel	2%		15%	(3)	4%
Salt Lake City Marriott Downtown at City Creek	2%		15%	(3)	4%
Tranquility Bay Beachfront Resort	2.5%		15%	(3) (8)	1%
Westin Boston Seaport District	1%		15%	(3)	4%
Westin Fort Lauderdale Beach Resort	2%		15%		4%
Westin San Diego Bayview	1.5%	(9)	10%		4%
Westin Washington D.C. City Center	1.5%	(4)	10%		4%
Worthington Renaissance Fort Worth Hotel	3%		25%		5%
______________
(1)As a percentage of gross revenues.
(2)As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.
(3)Total incentive management fees are capped at 1% of gross revenues.
(4)The base management fee is the sum of 1.5% of gross revenues and 1.5% gross operating profit. Total management fees are capped at 3% of gross revenues.
(5)The base management fee decreased to 2% (from 2.5%) of gross revenues in July 2022 and further decreased to 1% for the period of September 2022 through December 2022. The base management fee increased back to 2% beginning January 2023 for the remainder of the term.
(6)Calculated as 15% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's recent multi-year property renovation is treated as a deduction in calculating net operating income.
(7)Beginning January 2023, the base management fee decreases to 2.25% of gross revenues.
(8)The incentive management fee increases to 1.5% of gross revenues if the gross operating profit exceeds a specified amount plus any owner's priority.

(9)Total management fees are capped at 2.5% of gross revenues.

Additional information regarding fees incurred under hotel management agreements can be found in Note 12 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 20 franchised hotels as of December 31, 2022:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
Atlanta Marriott Alpharetta	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Embassy Suites by Hilton Bethesda	2/2037	3.5% of gross room sales; program fee of 4% of gross room sales (2)
Courtyard Denver Downtown	10/2027	5.5% of gross room sales
Courtyard New York Manhattan/Fifth Avenue	12/2035	6% of gross room sales
Courtyard New York Manhattan/Midtown East	8/2042	6% of gross room sales
The Gwen Hotel	9/2035	5% of gross room sales
Hilton Boston Downtown/Faneuil Hall	7/2023	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales
Hilton Burlington Lake Champlain	7/2032 (3)	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales (3)
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
Hotel Clio (formerly JW Marriott Denver Cherry Creek)	10/2036	6% of gross room sales and 3% of gross food and beverage sales (4)
The Hythe Vail	12/2041	4% of gross room sales and 1% of gross food and beverage sales (5)
Kimpton Shorebreak Fort Lauderdale Beach Resort	4/2041	6% of gross room sales and 2% of gross food and beverage sales
The Lodge at Sonoma Resort	12/2035	5% of gross room sales
Margaritaville Beach House Key West	4/2041	5% of gross revenues
Renaissance Charleston Historic District Hotel	12/2031	5% of gross room sales
Salt Lake City Marriott Downtown at City Creek	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Westin Boston Seaport District	12/2026	5% of gross room sales and 1% of gross food and beverage sales (6)
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego Bayview	12/2040	7% of gross room sales and 3% of gross food and beverage sales
Westin Washington D.C. City Center	12/2040	7% of gross room sales and 3% of gross food and beverage sales
______________
(1)The franchise agreement may be extended at Marriott's option for one 10-year term.
(2)In February 2026, the franchise fee will increase to 5.5% of gross room sales through the remainder of the term.
(3)On August 22, 2022, we entered into a franchise agreement to convert the brand to a Curio Collection Hotel. The new franchise agreement has a term of ten years, and the brand conversion will be effective upon the completion of an agreed-upon renovation. The franchise fees will be 4% of gross rooms sales for the first four years and then increase to 5% through the remainder of the term. There will also be a program fee of 4% of gross rooms sales.
(4)In January 2030, the franchise fees will decrease to 5% of gross room sales and 2% of gross food and beverage sales.
(5)In November 2023, the franchise fees will increase to 5% of gross room sales and 2% of gross food and beverage sales through the remainder of the term.
(6)In January 2023, the franchise fees increased to 6% of gross room sales and 2% of gross food and beverage sales. In January 2026, the franchise fees will increase to 7% of gross room sales and 3% of gross food and beverage sales through the remainder of the term.

Additional information regarding fees incurred under franchise agreements can be found in Note 12 to our accompanying consolidated financial statements.

Mortgage Debt

Four of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 8 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 31, 2022 was $8.19 per share.

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

The graph assumes an initial investment on December 31, 2017 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

	2017	2018	2019	2020	2021	2022
DiamondRock Hospitality Company Total Return	$100.00	$83.10	$107.75	$80.23	$93.45	$80.55
S&P 500 Total Return	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Dow Jones U.S. Hotel Hotels Total Return	$100.00	$83.21	$91.28	$60.95	$72.44	$67.72

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

Dividend Information

In order to maintain our qualification as a REIT, we must make distributions to our stockholders each year in an amount equal to at least:

•90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, plus

•90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code, minus

•any excess non-cash income.

We generally pay quarterly cash dividends to common stockholders at the discretion of our board of directors. Our board of directors suspended our quarterly common dividend commencing with the quarterly dividend that would have been paid in April 2020 and resumed quarterly common dividends beginning in the third quarter of 2022. The timing and frequency of future dividends will be determined by our board of directors after considering a variety of factors, including our financial performance, restrictions under applicable law and our current and future loan agreements, our debt service requirements, our capital expenditure requirements, the requirements for qualification as a REIT under the Code and other factors that our board of directors may deem relevant from time to time.

Stockholder Information

As of February 21, 2023, there were 14 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 21, 2023, there were 11 holders of common OP units (in addition to the Company and executive officers of the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2022 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,908,956 (1)	— (2)	947,469
Equity compensation plans not approved by security holders	—	—	—
Total	2,908,956	—	947,469
______________
(1)    Includes 1,958,303 shares of common stock issuable pursuant to our deferred compensation plan and 950,653 shares of common stock issuable upon the achievement of certain performance conditions.
(2)    Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2022 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2022	1,569,687	$7.81	1,569,687	$187,744
November 1 - November 30, 2022	—	$—	—	$—
December 1 - December 31, 2022	—	$—	—	$—
______________
(1)Represents amounts available under the Company's $200.0 million share repurchase program approved by the board of directors on September 29, 2022 (the “Share Repurchase Program”). The Share Repurchase Program does not obligate the Company to acquire any particular amount of shares, and may be suspended or discontinued at any time at the Company’s discretion. The Share Repurchase Program expires on February 28, 2025.

Fourth Quarter 2022 Sales of Unregistered Securities
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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a REIT for U.S. federal income tax purposes that owns a portfolio of premium hotels and resorts. As of December 31, 2022, we owned a portfolio of 35 premium hotels and resorts that contain 9,607 guest rooms located in 24 different markets in the United States.

As an owner, rather than an operator of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 68% of our total revenues for the year ended December 31, 2022 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, increasing inflation, rising interest rates, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

COVID-19 Pandemic

COVID-19 has had and continues to have a significant effect on our industry in general and our business in particular. The demand for lodging materially decreased beginning in March 2020 and remained low throughout 2021. During 2022, demand significantly improved as a result of vaccinations, lifting of governmental restrictions, and an overall increase in public demand for leisure travel, among other factors.

Four of our hotels (one of which was sold on June 30, 2021) had suspended operations for a period of time during the year ended December 31, 2021. All of our hotels were open during the year ended December 31, 2022.
The COVID-19 pandemic is expected to continue to contribute to uncertainty and volatility with respect to our results of operations, financial position and cash flows for 2023 as the recovery continues. We expect that the pace will vary from market to market and may be uneven in nature. Although leisure travel has rebounded and there were signs of a robust recovery in business travel in 2022 relative to 2021, there remains significant uncertainty regarding the future pace of recovery and whether and when business travel and larger group meetings will return to pre-pandemic levels. The emergence of new variant strains of COVID-19 has the potential to slow or reverse positive trends expected in 2023 and beyond.

See also “Risk Factors” in Part I, Item 1A of this report.

Overview of 2022

Key highlights for 2022 include the following:

Hotel Acquisitions. On January 6, 2022, we acquired the Tranquility Bay Beachfront Resort located in Marathon, Florida, for $62.4 million, including prorations and transaction costs. This acquisition included income from 84 units owned by third parties and the majority of the intervals in three units structured as vacation ownership. Subsequent to this purchase, we acquired four of the 84 units. On April 1, 2022, we acquired the Kimpton Shorebreak Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida, for $35.6 million, including prorations and transaction costs. On November 21, 2022, we acquired the Lake Austin Spa Resort located in Austin, Texas, for $75.8 million, including prorations and transaction costs.

Financing Activity. On September 27, 2022, we entered into an amended and restated credit agreement that provides for a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. We used the proceeds from the new term loans to repay our previously existing terms loans and amounts outstanding on our prior revolving credit facility, as well as four of our outstanding mortgage loans that were schedule to mature in 2023.

Share Repurchases. On September 29, 2022, our board of directors approved a share repurchase program authorizing us to repurchase up to $200.0 million of our common stock through February 28, 2025. As of December 31, 2022, we have repurchased 1.6 million shares of common stock.

Common Dividends. In the third quarter, we resumed the payment of quarterly common dividends.

Outlook for 2023

Many economists expect that the U.S. economy may contract in the second half of 2023 as a result of actions by the Federal Reserve to restrain inflation. The ultimate timing and magnitude of a potential recession, however, is unknown. Travel demand is highly sensitive to changes in macroeconomic factors and the threat of even a mild recession creates a backdrop of uncertainty for the hospitality industry. The effect is compounded because the industry experienced a disproportionate impact from the COVID-19 pandemic and the subsequent recovery has been uneven across markets and customer segments.

Our portfolio is composed primarily of luxury and upper-upscale resorts and hotels located in popular leisure destinations and major urban markets. Our destination resorts have outperformed the recovery of the broader U.S. hospitality market and, depending on the macroeconomic environment, we expect the strong consumer preference for drive-to destinations will support strong sales and profits at our resorts in 2023. Longer term, we believe robust secular demand for experiential leisure travel, low growth in directly competitive supply, and targeted investments to renovate and reposition destination hotels can extend and intensify our growth. Urban hotels comprise the majority of our portfolio and we believe these hotels are well positioned for outsized growth in 2023 as employers encourage return-to-office and business travel for their employees. Corporate travel across our portfolio has increased steadily from the depths of the global pandemic and is poised to exceed pre-pandemic levels in 2023 based on strong group booking pace and recent business transient demand patterns. We anticipate industry profitability will be challenged by a short booking window and emerging and shifting travel patterns, as well as pressures on property taxes, insurance and overall labor costs. We continue to work closely with our hotel managers to maximize revenue and identify operating efficiencies.

We expect the expansion of corporate travel demand will enable the industry to improve profits in 2023 and we enter the year with several favorable factors, including: (1) ownership of a high-quality portfolio, with a meaningful concentration of experiential destination resorts, (2) internal growth from five recent and two pending hotel upbrandings, (3) internal growth from the continuation of our asset management initiatives and return on investment projects, (4) expense savings from the conversion of six formerly Marriott-managed contracts to Marriott franchises, (5) conservative debt capital structure with limited near-term debt maturities, and (6) liquidity of over $550 million as of December 31, 2022.

Results of Operations

The following table sets forth certain operating information for the year ended December 31, 2022 for each of the hotels we owned during 2022. The table indicates the operating status of each hotel and the occupancy percentage, ADR and RevPAR for each hotel for the portion of the year ended December 31, 2022 that the hotel was owned by the Company.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2021 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	54.6%	$242.34	$132.20	114.9%
Westin Boston Seaport District	Boston, Massachusetts	793	75.3%	240.49	181.09	106.9%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	59.4%	176.24	104.70	66.1%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	68.9%	188.68	129.95	55.9%
Westin San Diego Bayview	San Diego, California	436	72.8%	201.64	146.88	75.9%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	75.9%	269.09	204.22	39.9%
Westin Washington D.C. City Center	Washington, D.C.	410	60.1%	214.53	128.87	190.6%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	403	77.7%	293.11	227.79	85.2%
The Hythe Vail	Vail, Colorado	344	53.2%	431.18	229.35	42.3%
Courtyard New York Manhattan/Midtown East	New York, New York	321	83.8%	328.22	275.05	77.3%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	56.0%	150.24	84.16	64.6%
The Gwen Hotel	Chicago, Illinois	311	73.0%	297.88	217.59	59.2%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	93.2%	276.71	257.91	121.4%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	52.2%	143.75	75.01	90.5%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	73.7%	245.87	181.23	26.0%
Hotel Palomar Phoenix	Phoenix, Arizona	242	65.8%	221.10	145.48	45.9%
Henderson Beach Resort	Destin, Florida	233	61.8%	473.56	292.87	3.2%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	67.1%	236.79	158.86	131.7%
Hotel Clio	Denver, Colorado	199	69.7%	304.01	211.87	27.0%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	93.3%	277.34	258.80	124.9%
Margaritaville Beach House Key West	Key West, Florida	186	79.8%	449.79	358.95	10.3%
The Lodge at Sonoma Resort	Sonoma, California	182	62.6%	462.85	289.59	35.8%
Courtyard Denver Downtown	Denver, Colorado	177	74.2%	204.49	151.80	61.5%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	167	85.4%	360.02	307.37	22.3%
Kimpton Shorebreak Resort	Huntington Beach, California	157	80.7%	345.17	278.42	33.8%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	51.1%	700.56	358.26	20.6%
Havana Cabana Key West	Key West, Florida	106	85.3%	327.22	279.15	8.3%
Tranquility Bay Beachfront Resort (1)	Marathon, Florida	103	73.3%	742.42	544.46	3.4%
Hotel Emblem San Francisco	San Francisco, California	96	72.4%	223.96	162.14	130.4%
Kimpton Shorebreak Fort Lauderdale Beach Resort (2)	Fort Lauderdale, Florida	96	62.8%	207.24	130.24	18.8%
L'Auberge de Sedona	Sedona, Arizona	88	71.4%	995.34	710.81	(3.5)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	49.0%	509.26	249.63	14.6%
Orchards Inn Sedona	Sedona, Arizona	70	66.5%	303.69	201.95	(7.7)%
Lake Austin Spa Resort (3)	Austin, Texas	40	49.0%	1,367.03	670.18	(3.0)%
Henderson Park Inn	Destin, Florida	37	73.1%	642.69	469.90	4.3%
TOTAL/WEIGHTED AVERAGE		9,607	68.3%	$286.50	$195.69	51.5%
________________
(1)The operating statistics reflect our ownership period from January 6, 2022 to December 31, 2022 and the comparable period of 2021.
(2)The operating statistics reflect our ownership period from April 1, 2022 to December 31, 2022 and the comparable period of 2021.
(3)The operating statistics reflect our ownership period from November 21, 2022 to December 31, 2022 and the comparable period of 2021.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Our results of operations for the year ended December 31, 2022 improved relative to the year ended December 31, 2021 as all of our hotels were open for the entire year and travel increased.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (in millions):

	Year Ended December 31,
	2022	2021	% Change

Rooms	$681.3	$399.1	70.7%
Food and beverage	238.2	117.7	102.4
Other	82.0	50.3	63.0
Total revenues	$1,001.5	$567.1	76.6%

Our total revenues increased $434.4 million from $567.1 million for the year ended December 31, 2021 to $1.0 billion for the year ended December 31, 2022.

Rooms revenues increased by $282.2 million from the year ended December 31, 2021 to the year ended December 31, 2022 primarily due to increases in occupancy and ADR primarily at our resort hotels. Additionally, the acquisitions of the Bourbon Orleans Hotel and Henderson Park Inn in July 2021, Henderson Beach Resort in December 2021, Tranquility Bay Beachfront Resort in January 2022, the Kimpton Shorebreak Fort Lauderdale Beach Resort in April 2022 and Lake Austin Spa Resort in November 2022 (collectively, our “2021/2022 Acquisitions”) accounted for $51.9 million of the increase in rooms revenue.

The following are key hotel operating statistics for the years ended December 31, 2022 and 2021. The 2021 operating statistics reflect the period in 2021 comparable to our ownership period in 2022 for our 2021/2022 Acquisitions.

	Year Ended December 31,
	2022	2021	% Change
Occupancy %	68.3%	51.5%	16.8%
ADR	$286.50	$250.73	14.3%
RevPAR	$195.69	$129.18	51.5%

Food and beverage revenues increased $120.5 million from the year ended December 31, 2021 to the year ended December 31, 2022, primarily due to increases in occupancy which resulted in an increase in outside the room spend at our hotels. Additionally, our 2021/2022 Acquisitions contributed $16.9 million to the increase in food and beverage revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased $31.7 million from the year ended December 31, 2021 to the year ended December 31, 2022, primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic, as well as increases in resort fees, spa revenues, and attrition and cancellation fees. Additionally, our 2021/2022 Acquisitions contributed $9.9 million to the increase in other revenues.
Hotel operating expenses. The operating expenses consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	% Change

Rooms departmental expenses	$163.1	$102.2	59.6%
Food and beverage departmental expenses	163.6	89.8	82.2
Other departmental expenses	22.8	12.3	85.4
General and administrative	84.4	58.9	43.3
Utilities	23.8	18.3	30.1
Repairs and maintenance	39.3	30.7	28.0
Sales and marketing	63.2	37.7	67.6
Franchise fees	32.7	18.7	74.9
Base management fees	18.6	9.7	91.8
Incentive management fees	4.8	0.5	860.0
Property taxes	33.6	50.5	(33.5)
Other fixed charges	34.1	19.4	75.8
Severance costs	—	(0.1)	100.0
Professional fees and pre-opening costs related to Frenchman's Reef	—	1.4	(100.0)
Lease expense (cash and non-cash)	12.8	11.7	9.4
Total hotel operating expenses	$696.8	$461.7	50.9%

Our hotel operating expenses increased $235.1 million from $461.7 million for the year ended December 31, 2021 to $696.8 million for the year ended December 31, 2022 primarily due to increases in occupancy as our hotels continued to recover from the COVID-19 pandemic and other related operating costs stemming from the timing and extent of the COVID-19 pandemic. Additionally, our 2021/2022 Acquisitions contributed to $58.2 million of the increase in hotel operating expenses. The increase in hotel operating expenses was partially offset by a $5.6 million decrease due to our dispositions of Frenchman's Reef & Morning Star Marriott Beach Resort in April 2021 and The Lexington Hotel in June 2021.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $5.9 million from the year ended December 31, 2021 primarily due to our 2021/2022 Acquisitions, as well as the renovations and rebrandings that were completed in 2021 and 2022.

Impairment losses. During the year ended December 31, 2022, we recorded impairment losses of $2.8 million on the right-to-manage intangible asset related to the rental management agreements acquired as part of our acquisition of Tranquility Bay Beachfront Resort. This impairment was a result of the purchase of four third-party owned units subsequent to the purchase of the hotel. During the year ended December 31, 2021, we recorded impairment losses of $126.7 million related to the dispositions of Frenchman's Reef & Morning Star Marriott Beach Resort and The Lexington Hotel.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.8 million, from $32.6 million for the year ended December 31, 2021 to $31.8 million for the year ended December 31, 2022. The decrease is primarily due to a decrease in employee-related compensation and other employee-related expenses.

Business interruption insurance income. For the years ended December 31, 2022 and 2021, we recognized $0.5 million and $0.7 million, respectively, of business interruption insurance income related to the Caldor wildfires at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021.

Interest expense. Our interest expense increased $1.3 million from $37.0 million for the year ended December 31, 2021 to $38.3 million for the year ended December 31, 2022, and was comprised of the following (in millions):

	Year Ended December 31,
	2022	2021
Mortgage debt interest	$23.3	$24.9
Term loan interest	21.2	14.8
Credit facility interest and unused fees	5.3	2.4
Amortization of debt issuance costs and debt premium	2.4	2.6
Interest rate swap mark-to-market	(13.9)	(7.7)
	$38.3	$37.0

The increase in interest expense is primarily related to the increase in term loan interest due to rising interest rates, partially offset by the mark-to-market of our interest rate swaps.

Loss on early extinguishment of debt. On September 27, 2022, we refinanced our senior unsecured credit facility and unsecured term loans. As a result, we recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and fees paid to the lenders in consideration for our refinancing. We also recognized $0.1 million of loss on early extinguishment of debt related to the write-off of certain unamortized debt issues costs related to the payoff of four mortgage loans during the year ended December 31, 2022.

Income taxes. We recorded income tax expense of $2.6 million in 2022 and $3.3 million in 2021. The 2022 income tax expense was incurred on the $11.6 million pre-tax income of our TRSs. The 2022 income tax provision includes a change in our valuation allowance of $3.9 million. The 2021 income tax provision includes a change in our valuation allowance of $1.4 million. The valuation allowance was initially recognized based on assessments of our ability to utilize our net operating loss carryforwards in future years.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. During the year ended December 31, 2022, we repaid four mortgage loans scheduled to mature in 2023 using proceeds from the refinancing of our senior unsecured credit facility and unsecured term loans discussed further below. As a result of these repayments, we have no debt maturities until August 2024.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, we had $2.9 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, certain redemptions of limited operating partnership units (“common OP units”), ground lease payments, and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of fixed interest rate mortgage debt, unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered assets in order to provide balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2022, we had $1.2 billion of debt outstanding with a weighted average interest rate of 4.83% and a weighted average maturity date of approximately 3.4 years. We have limited near-term mortgage debt maturities and 31 of our 35 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

The following table outlines the timing and extent of our debt principal maturities and estimated interest payments for our mortgage debt and unsecured term loans as of December 31, 2022 (in thousands).

	Principal	Interest (1)	Total Principal and Interest
2023	$9,545	$57,375	$66,920
2024	82,381	58,970	141,351
2025	595,808	37,814	633,622
2026	—	29,263	29,263
2027	—	29,263	29,263
Thereafter	500,000	241	500,241
	$1,187,734	$212,926	$1,400,660
______________
(1)The interest expense for our variable rate unsecured term loans is calculated based on the rate as of December 31, 2022.

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
Share Repurchase Program
On September 29, 2022, our board of directors approved a share repurchase program authorizing us to repurchase up to $200.0 million of our common stock through February 28, 2025. During the year ended December 31, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for an aggregate purchase price of $12.3 million. Information about our share repurchase program is in Note 5 to the accompanying consolidated financial statements.
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

We utilized the proceeds from the term loans to repay the $350 million term loan in the prior facility, the $50 million term loan facility that was scheduled to mature in October 2023 and the $150 million that was outstanding on our revolving credit facility. We utilized the proceeds from the Amended Credit Agreement to repay the Westin Washington, D.C. City Center mortgage loan on October 6, 2022, the Salt Lake City Marriott Downtown at City Creek and The Lodge at Sonoma Resort mortgage loans on November 1, 2022 and the Westin San Diego Bayview mortgage loan on December 6, 2022. As a result of these repayments we have no debt maturities until August 2024.

Additional information about the credit agreements, including a summary of significant covenants, can be found in Note 8 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of December 31, 2022, we had $67.6 million of unrestricted corporate cash and $39.6 million of restricted cash, and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $206.2 million for the year ended December 31, 2022. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $248.6 million for the year ended December 31, 2022, which consisted of $67.7 million of capital expenditures and $181.9 million paid for the acquisitions of the Tranquility Bay Beachfront Resort, the subsequent purchase of four third-party owned units at the resort, Kimpton Shorebreak Fort Lauderdale Beach Resort and Lake Austin Spa Resort, offset by $1.0 million of deferred key money received for the Henderson Beach Resort.

Our net cash provided by financing activities was $74.0 million for the year ended December 31, 2022, which consisted of proceeds of $800.0 million from unsecured term loans, offset by net repayments of $90.0 million on our senior unsecured credit facility, $400.0 million of repayments of unsecured term loans, $178.1 million of repayments of mortgage loans, $14.6 million of scheduled mortgage debt principal payments, $13.8 million of financing costs related to the amendment and restatement of our credit agreements and the extension of the Salt Lake City Marriott Downtown at City Center mortgage loan, $12.3 million paid to repurchase shares under our share repurchase program, $0.8 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, $6.4 million of distributions paid to holders of common stock and common units, and $9.8 million of distributions paid to holders of preferred stock.

We currently anticipate our significant sources of cash for the year ending December 31, 2023 will be the net cash flow from hotel operations and any potential hotel dispositions. We expect our estimated uses of cash for the year ending December 31, 2023 will be scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses and potential hotel acquisitions.

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

Our board of directors suspended the quarterly common dividend commencing with the quarterly dividend that would have been paid in April 2020 and resumed quarterly common dividends beginning with the quarterly dividend that was paid in October 2022. We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2022 and 2021:

Payment Date	Record Date	Dividend per Share
October 12, 2022	September 30, 2022	$0.03
January 12, 2023	December 30, 2022	$0.06

We have paid the following dividends to holders of our Series A Preferred Stock during 2020 and 2021, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2021	March 18, 2021	$0.515625
June 30, 2021	June 18, 2021	$0.515625
September 30, 2021	September 17, 2021	$0.515625
December 31, 2021	December 20, 2021	$0.515625
March 31, 2022	March 18, 2022	$0.515625
June 30, 2022	June 17, 2022	$0.515625
September 30, 2022	September 16, 2022	$0.515625
December 30, 2022	December 19, 2022	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2022, we have set aside $30.6 million for capital projects in property improvement funds, which are included in restricted cash.

We invested approximately $67.7 million in capital improvements at our hotels during the year ended December 31, 2022. Significant projects in 2022 included the following:

•Hotel Clio: We completed renovations in March 2022 to rebrand the JW Marriott Denver Cherry Creek as the Hotel Clio, a Luxury Collection Hotel.

•Kimpton Hotel Palomar Phoenix: We are in the process of completing a comprehensive rebranding and repositioning of the rooftop bar and pool at the hotel.

In 2023, we expect to spend $100 million to $115 million on capital improvements at our hotels. Significant projects in 2023 are expected to include the following:

•Hilton Boston Downtown/Faneuil Hall: We have commenced a comprehensive renovation in the fourth quarter of 2022 to reposition the hotel as an experiential lifestyle property with completion expected in mid-2023.
•Hilton Burlington Lake Champlain: We have commenced a repositioning of the hotel to rebrand it as a Curio Collection hotel. The repositioning is expected to be completed in early 2023 and includes a new restaurant concept by a well-known and award-winning chef.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$109,705	$(195,405)	$(396,027)
Interest expense	38,283	37,043	53,995
Income tax expense (benefit)	2,607	3,267	(26,452)
Real estate related depreciation and amortization	108,849	102,963	114,716
EBITDA	259,444	(52,132)	(253,768)
Impairment losses	2,843	126,697	174,120
Loss on sale of hotel properties (1)	1,659	—	—
EBITDAre	263,946	74,565	(79,648)
Non-cash lease expense and other amortization	6,226	6,673	6,910
Professional fees and pre-opening costs related to Frenchman's Reef (2)	—	1,388	1,012
Uninsured costs related to natural disasters (3)	—	298	—
Loss on early extinguishment of debt	9,766	—	—
Hotel manager transition items	1,164	651	(434)
Severance costs (4)	(532)	(37)	7,648
Adjusted EBITDA	$280,570	$83,538	$(64,512)
_______________

(1)	During the year ended December 31, 2022, we recognized an incremental loss of $1.7 million due to post-closing adjustments related to hotels sold in 2021.
(2)	Represents pre-opening costs and professional fees relate to the reopening of Frenchman's Reef, as well as legal an other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that were not recovered by insurance.
(4)
Consists of severance costs incurred, and adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO, FFO available to common stock and unit holders, and Adjusted FFO available to common stock and unit holders (in thousands):

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$109,705	$(195,405)	$(396,027)
Real estate related depreciation and amortization	108,849	102,963	114,716
Impairment losses, net of tax	2,843	127,282	174,120
Loss on sale of hotel properties (1)	1,659	—	—
FFO	223,056	34,840	(107,191)
Distributions to preferred stockholders	(9,817)	(9,817)	(3,300)
FFO available to common stock and unit holders	213,239	25,023	(110,491)
Non-cash lease expense and other amortization	6,226	6,673	6,910
Professional fees and pre-opening costs related to Frenchman's Reef (2)	—	1,388	1,012
Uninsured costs related to natural disasters (3)	—	298	—
Loss on early extinguishment of debt	9,766	—	—
Hotel manager transition items	1,164	651	(434)
Gain on property insurance settlement, net of income tax	—	—	—
Severance costs (4)	(532)	(37)	7,648
Fair value adjustments to interest rate swaps	(13,914)	(7,690)	10,072
Adjusted FFO available to common stock and unit holders	$215,949	$26,306	$(85,283)

_______________

(1)	During the year ended December 31, 2022, we recognized an incremental loss of $1.7 million due to post-closing adjustments related to hotels sold in 2021.
(2)	Represents pre-opening costs and professional fees relate to the reopening of Frenchman's Reef, as well as legal an other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that were not recovered by insurance.
(4)
Consists of severance costs incurred, and adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

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

Inflation has increased recently to levels not seen in years. The United States Federal Reserve has raised, and may contine to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2022 was $1.2 billion, of which $575.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $5.8 million annually.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including contracts governing our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. As of December 31, 2022, all of our variable rate debt and interest rate swaps have been transitioned to SOFR.

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

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2023 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2023 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2023 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2023 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2023 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2023 proxy statement.

Item 14.   Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2023 proxy statement.

Our independent public accounting firm is KPMG LLP, McLean, Virginia, PCAOB Auditor ID: 185.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.Financial Statements

Included herein at pages F-1 through F-32.

2.Financial Statement Schedules

The following financial statement schedule is included herein on pages F-33 and F-35:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

3.Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

3.1.7
Articles Supplementary Designating DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.7 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

3.2.1
Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.2.2
First Amendment to the Fourth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2017)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

4.2
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

4.3
Description of Securities of DiamondRock Hospitality Company (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2021)

10.1
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

10.2
Amendment No. 1 to the Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated August 28, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2020)

10.3*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.4*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

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
10.12
Sixth Amended and Restated Credit Agreement, dated as of September 27, 2022, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, TD Securities (USA) LLC, Capital One, National Association and BMO Harris Bank, N.A., as Joint Lead Arrangers, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Securities (USA ) LLC, as Joint Bookrunners, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A., as Syndication Agents, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association, as Documentation Agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association, as Sustainability Structuring Agents (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2022)

10.13*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

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
10.18*
Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated as of December 16, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.19*
Letter Agreement, dated as of December 9, 2009, by and between DiamondRock Hospitality Company and William J. Tennis (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010)

10.20*
First Amendment to Severance Agreement between DiamondRock Hospitality Company and William J. Tennis, dated March 12, 2021 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021)

10.21*
Severance Agreement between DiamondRock Hospitality Company and Troy G. Furbay, dated as of April 9, 2014 (incorporated by reference to the Registrant’s Quarterly Report on From 10-Q filed with the Securities and Exchange Commission on May 12, 2014)

10.22*
Letter Agreement between DiamondRock Hospitality Company and Thomas G. Healy, dated as of December 21, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2017)

10.23*
Severance Agreement between DiamondRock Hospitality Company and Thomas G. Healy, dated as of January 17, 2017 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2017)

10.24*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.25*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.26*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.27*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.28*
Form of Deferred Stock Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.29*
Form of LTIP Unit Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2019)

10.30*
Severance Agreement between DiamondRock Hospitality Company and Jeffrey J. Donnelly, dated as of August 8, 2019 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2019)

10.31*
Severance Agreement between DiamondRock Hospitality Company and Justin L. Leonard, effective July 18, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2022)

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
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 24, 2023.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 24, 2023
Mark W. Brugger	(Principal Executive Officer)

/s/ JEFFREY J. DONNELLY	Executive Vice President and Chief	February 24, 2023
Jeffrey J. Donnelly	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Senior Vice President and Treasurer	February 24, 2023
Briony R. Quinn	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 24, 2023
William W. McCarten

/s/ TIMOTHY R. CHI	Director	February 24, 2023
Timothy R. Chi

/s/ MICHAEL A. HARTMEIER	Director	February 24, 2023
Michael A. Hartmeier

/s/ KATHLEEN A. MERRILL	Director	February 24, 2023
Kathleen A. Merrill

/s/ WILLIAM J. SHAW	Director	February 24, 2023
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 24, 2023
Bruce D. Wardinski

/s/ TABASSUM S. ZALOTRAWALA	Director	February 24, 2023
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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2022 as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2022, was $2,748.5 million, which primarily consists of investments in hotel properties. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, to the carrying amount of the hotel property. If the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable, and when applicable, the Company’s process to evaluate whether a hotel’s carrying amount is recoverable based on its undiscounted future cash flows. We assessed management’s assumptions related to the recovery from the COVID-19 pandemic and the likelihood of a potential decrease in expected future cash flows caused by a shortened hold period that may indicate an investment in a hotel property would not be recoverable. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties, corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities. When events or changes in circumstances indicated the carrying amount of a hotel property may not be recoverable, we challenged the methodology and significant assumptions used by the Company to estimate undiscounted future cash flows.

Fair value of right-to-manage intangible asset

As discussed in Note 10 to the consolidated financial statements, the Company acquired Tranquility Bay Beachfront Resort for $62.4 million on January 6, 2022, which was accounted for as an asset acquisition. The purchase price in an asset acquisition is allocated to the net assets acquired based on their relative fair values. The Company recognized a right-to-manage intangible asset of $45.2 million at fair value, determined by discounting the estimated future cash flows to the Company associated with the right to manage third-party owned units included in the acquisition.

We identified the evaluation of the estimated fair value of the right-to-manage intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assumptions related to the estimated life of the asset including renewal periods, the discount rate, and the reversion rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate the fair value of the right-to-manage intangible asset, including controls related to the assumptions noted above. We inspected the purchase and sale agreement to evaluate that the relevant terms were reflected in the valuation model. We performed a sensitivity analysis over the discount rate and reversion rate assumptions to assess the impact of changes in those assumptions on the Company’s determination of fair value. We assessed the useful life including the use of assumed renewal periods by evaluating the expected use of the asset, the expected useful life of other assets to which the intangible asset relates, and the Company’s historical experience in renewing or extending similar arrangements. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate and reversion rate assumptions by developing independent expectations of the assumptions using published market data for the hospitality industry.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 24, 2023

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(in thousands, except share and per share amounts)

	2022	2021
ASSETS
Property and equipment, net	$2,748,476	$2,651,444
Right-of-use assets	99,047	100,212
Restricted cash	39,614	36,887
Due from hotel managers	176,708	120,671
Prepaid and other assets	76,131	17,472
Cash and cash equivalents	67,564	38,620
Total assets	$3,207,540	$2,965,306

LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$386,655	$578,651
Unsecured term loans, net of unamortized debt issuance costs	799,138	398,572
Senior unsecured credit facility	—	90,000
Total debt	1,185,793	1,067,223
Lease liabilities	110,875	108,605
Due to hotel managers	123,682	85,493
Deferred rent	65,097	60,800
Unfavorable contract liabilities, net	61,069	62,780
Accounts payable and accrued expenses	43,120	51,238
Distributions declared and unpaid	12,946	—
Deferred income related to key money, net	8,780	8,203
Total liabilities	1,611,362	1,444,342
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at December 31, 2022 and 2021	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 209,374,830 and 210,746,895 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,094	2,107
Additional paid-in capital	2,288,433	2,293,990
Distributions in excess of earnings	(700,694)	(780,931)
Total stockholders' equity	1,589,881	1,515,214
Noncontrolling interests	6,297	5,750
Total equity	1,596,178	1,520,964
Total liabilities and equity	$3,207,540	$2,965,306

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2022, 2021, and 2020
(in thousands, except share and per share amounts)

	2022	2021	2020
Revenues:
Rooms	$681,269	$399,055	$196,736
Food and beverage	238,234	117,742	68,566
Other	82,000	50,337	34,186
Total revenues	1,001,503	567,134	299,488
Operating expenses:
Rooms	163,062	102,183	68,603
Food and beverage	163,622	89,795	58,391
Other hotel expenses	313,949	240,818	213,631
Management fees	23,439	10,208	3,578
Franchise fees	32,683	18,665	10,131
Depreciation and amortization	108,849	102,963	114,716
Impairment losses	2,843	126,697	174,120
Corporate expenses	31,790	32,552	27,401
Business interruption insurance income	(499)	(705)	(2,208)
Total operating expenses, net	839,738	723,176	668,363

Interest (income) and other expense (income), net	1,404	(947)	(391)
Interest expense	38,283	37,043	53,995
Loss on early extinguishment of debt	9,766	—	—
Total other expenses, net	49,453	36,096	53,604
Income (loss) before income taxes	112,312	(192,138)	(422,479)
Income tax (expense) income	(2,607)	(3,267)	26,452
Net income (loss)	109,705	(195,405)	(396,027)
Less: Net (income) loss attributable to noncontrolling interests	(377)	821	1,652
Net income (loss) attributable to the Company	109,328	(194,584)	(394,375)
Distributions to preferred stockholders	(9,817)	(9,817)	(3,300)
Net income (loss) attributable to common stockholders	$99,511	$(204,401)	$(397,675)

Earnings (loss) earnings per share:
Earnings (loss) per share available to common stockholders—basic	$0.47	$(0.96)	$(1.97)
Earnings (loss) per share available to common stockholders—diluted	$0.47	$(0.96)	$(1.97)

Weighted-average number of common shares outstanding:
Basic	212,423,873	212,056,923	201,670,721
Diluted	213,188,987	212,056,923	201,670,721

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2022, 2021 and 2020
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Distributions in excess of earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	—	$—	200,207,795	$2,002	$2,089,349	$(178,861)	$1,912,490	$8,572	$1,921,062
Distributions on preferred stock ($0.694 per preferred share)	—	—	—	—	—	(3,300)	(3,300)	—	(3,300)
Share-based compensation	—	—	304,301	3	5,001	5	5,009	1,082	6,091
Redemption of common OP units	—	—	—	—	(15)	—	(15)	(186)	(201)
Sale of common stock	—	—	10,680,856	107	86,722	—	86,829	—	86,829
Common stock repurchased and retired	—	—	(1,119,438)	(11)	(9,989)	—	(10,000)	—	(10,000)
Sale of preferred stock, net of placement fees of $4,529	4,760,000	48	—	—	114,423	—	114,423	—	114,423
Net loss	—	—	—	—	—	(394,375)	(394,375)	(1,652)	(396,027)
Balance at December 31, 2020	4,760,000	$48	210,073,514	$2,101	$2,285,491	$(576,531)	$1,711,109	$7,816	$1,718,925
Distributions on preferred stock ($2.063 per preferred share)	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	349,391	3	6,132	1	6,136	1,125	7,261
Redemption of common OP units	—	—	323,990	3	2,367	—	2,370	(2,370)	—
Net loss	—	—	—	—	—	(194,584)	(194,584)	(821)	(195,405)
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	—	(19,274)	(19,274)	(74)	(19,348)
Distributions on preferred stock ($2.063 per preferred share)	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	169,120	2	6,501	—	6,503	458	6,961
Redemption of common OP units	—	—	28,502	—	214	—	214	(214)	—
Common stock repurchased and retired	—	—	(1,569,687)	(15)	(12,272)	—	(12,287)	—	(12,287)
Net Income	—	—	—	—	—	109,328	109,328	377	109,705
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	$(700,694)	$1,589,881	$6,297	$1,596,178

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$109,705	$(195,405)	$(396,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,849	102,963	114,716
Corporate asset depreciation as corporate expenses	220	226	233
Loss on early extinguishment of debt	9,766	—	—
Gain on property insurance settlement	—	—	—
Non-cash lease expense and other amortization	6,226	6,673	5,480
Non-cash interest rate swap fair value adjustment	(13,914)	7,690	10,072
Amortization of debt issuance costs	2,489	2,547	2,024
Impairment losses	2,843	126,697	174,120
Amortization of deferred income related to key money	(423)	(329)	(396)
Share-based compensation	7,789	8,744	7,225
Deferred income tax expense	(781)	468	(26,538)
Changes in assets and liabilities:
Prepaid expenses and other assets	(9,563)	3,142	(5,412)
Due to/from hotel managers	(24,034)	(63,236)	44,526
Accounts payable and accrued expenses	7,067	(2,487)	(13,709)
Net cash provided (used in) by operating activities	206,239	(2,307)	(83,686)
Cash flows from investing activities:
Capital expenditures for operating hotels	(67,657)	(44,459)	(47,115)
Capital expenditures for Frenchman's Reef reconstruction	—	(2,673)	(40,936)
Property acquisitions	(181,942)	(226,627)	—
Proceeds from sale of properties, net	—	213,817	—
Acquisition of interest in the land underlying the Kimpton Shorebreak Resort	—	—	(1,585)
Extension of the Salt Lake City Marriott Downtown ground lease	—	(2,781)	—
Proceeds from property insurance	—	—	10,663
Receipt of deferred key money	1,000	524	—
Net cash used in investing activities	(248,599)	(62,199)	(78,973)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(14,629)	(15,318)	(14,406)
Repurchase of common stock	(12,287)	—	(10,000)
Proceeds from sale of common stock, net	—	—	86,829
Proceeds from sale of preferred stock, net	—	—	114,471
Proceeds from mortgage debt	—	—	48,000
Repayments of mortgage debt	(178,141)	(1,880)	(55,460)
Proceeds from senior unsecured term loans	800,000	—	—
Repayments of senior unsecured term loans	(400,000)	—	—
Draws on senior unsecured credit facility	110,000	205,500	400,000
Repayments of senior unsecured credit facility	(200,000)	(170,500)	(420,000)
Payment of financing costs	(13,846)	(1,217)	(1,410)
Distributions on common stock and units	(6,421)	(119)	(25,557)
Distributions on preferred stock	(9,817)	(9,817)	(3,300)
Redemption of Operating Partnership units	—	—	(201)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(828)	(1,482)	(1,253)
Net cash provided by financing activities	74,031	5,167	117,713
Net increase (decrease) in cash and cash equivalents, and restricted cash	31,671	(59,339)	(44,946)
Cash, cash equivalents, and restricted cash beginning of year	75,507	134,846	179,792
Cash, cash equivalents, and restricted cash, end of year	$107,178	$75,507	$134,846

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
Years Ended December 31, 2022, 2021 and 2020
(in thousands)

Supplemental Disclosure of Cash Flow Information:	2022	2021	2020
Cash paid for interest	$47,547	$42,494	$43,734
Cash paid (refunded) for income taxes	$6,625	$1,632	$(11)
Capitalized interest	$—	$—	$2,136
Non-cash Investing and Financing Activities:
Unpaid dividends and distributions declared	$12,946	$19	$138
Accrued capital expenditures	$8,007	$7,295	$3,896
Transfer of land interest in consideration for extension of ground lease (see Note 4)	$—	$855	$—
Redemption of Operating Partnership units for common stock	$214	$2,370	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	2022	2021	2020
Cash and cash equivalents	$67,564	$38,620	$111,796
Restricted cash	39,614	36,887	23,050
Total cash, cash equivalents, and restricted cash	$107,178	$75,507	$134,846

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in major urban market cities and in destination resort locations and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

As of December 31, 2022, we owned 35 hotels with 9,607 rooms, located in the following markets: Atlanta, Georgia; Austin, Texas; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida (2); Fort Lauderdale, Florida (2); Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Marathon, Florida; New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington D.C. (2); and Vail, Colorado.

During 2022, we acquired the Tranquility Bay Beachfront Resort located in Marathon, Florida, the Kimpton Shorebreak Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida, and the Lake Austin Spa Resort located in Austin, Texas. See Note 10 for further discussion of these acquisitions.
We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of December 31, 2022. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 5 for additional disclosures related to common OP units.

COVID-19 Update

The novel coronavirus (COVID-19) has had and may continue to have a significant effect on our industry and our business in particular. The demand for lodging materially decreased beginning in March 2020 and remained low throughout 2021. In 2022, demand significantly improved as a result of vaccinations, lifting of governmental restrictions, and overall increase in public demand for leisure travel, among other factors. Four of our hotels (one of which was sold on June 30, 2021) had suspended operations for a period of time during 2021. As of December 31, 2022, all of our hotels were open.

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

Risks and Uncertainties

The state of the overall economy can significantly impact hotel operational performance and thus, impact our financial position. Currently, some of the most significant risks and uncertainties relate to the impact of rising inflation and increasing interest rates on the overall economy. Should any of our hotels experience a significant decline in operational performance, it may affect our ability to make distributions to our stockholders and service debt or meet other financial obligations. See Note 1 for additional disclosures related to COVID-19 and its impact on the Company.

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

As discussed in Note 9, we recorded impairment losses during the years ended December 31, 2021 and 2020 on two hotels we sold during the year ended December 31, 2021.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenues from hotel operations are recognized when the goods or services are provided. Revenues consist of room sales, food and beverage sales, and other hotel department revenues, such as telephone, parking, gift shop sales and resort fees. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the customer. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the customer, such as restaurant dining services or banquet services. Other revenues are recognized at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and we assess whether we are the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, we had a valuation allowance of $11.0 million and $14.9 million, respectively, on our deferred tax assets.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. We had no uncertain tax positions as of December 31, 2022 and 2021.

Intangible Assets and Liabilities

Intangible assets and liabilities recorded may include trade name, management or franchise agreement intangibles, right-to-manage intangibles, and in-place lease intangibles assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if an intangible asset or liability exists. Intangible assets or liabilities are recorded at the acquisition date and amortized using the straight-line method over the expected useful life. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

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

Share-Based Payments

We account for share-based employee payments using the fair value based method of accounting. We record the cost of awards with service or market conditions based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Restricted Cash

Restricted cash primarily consists of cash held in reserve for replacement of furniture and fixtures generally held by our hotel managers, capital projects, and cash held in escrow pursuant to lender requirements.

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

If a refinancing of our debt is considered an extinguishment, unamortized debt issuance costs are included in the gain or loss on extinguishment. All fees paid to or received from creditors are included in the gain or loss on extinguishment. Fees paid to third parties are capitalized as debt issuance costs. If a refinancing of our debt is considered a modification, the net debt issuance costs at the time of modification are amortized over the remaining life of the modified debt.

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

We aggregate our operating segments using the criteria established by U.S. GAAP, including the similarities of our product offering, types of customers and method of providing service. All of our properties react similarly to economic stimulus, such as business investment, changes in Gross Domestic Product, and changes in travel patterns. With the exception of the Chicago Marriott, all our operating segments meet the aggregation criteria, resulting in a single reportable segment represented by our consolidated financial results. In 2022, Chicago Marriott represented 9% of total revenues, 10% of total assets and 11% of the income metric monitored by our chief operating decision maker.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the guidance in U.S. GAAP on contract modifications to ease reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU 2020-04 permits a contract with a modified reference rate to be accounted for as a continuation of the existing contract. The adoption of ASU No. 2020-04 did not have a material impact on our consolidated financial statements.

3.Property and Equipment

Property and equipment as of December 31, 2022 and 2021 consists of the following (in thousands):

	2022	2021
Land	$577,861	$546,800
Land improvements	7,994	7,994
Buildings	2,798,654	2,667,024
Furniture, fixtures and equipment	525,901	501,505
Construction in progress	32,422	14,485
	3,942,832	3,737,808
Less: accumulated depreciation	(1,194,356)	(1,086,364)
	$2,748,476	$2,651,444

As of December 31, 2022 and 2021, we had accrued capital expenditures of $8.0 million and $7.3 million, respectively.

4. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking areas. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. Additional information regarding the terms of our ground leases can be found in Note 13. As of December 31, 2022, our operating leases have a weighted-average remaining lease term of sixty-five years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$11,255	$11,101
Variable lease payments	$1,576	$648
Cash paid for amounts included in the measurement of operating lease liabilities	$4,087	$3,515

Maturities of lease liabilities are as follows (in thousands):

Year Ending December 31,	As of December 31, 2022
2023	$3,955
2024	4,012
2025	4,072
2026	4,640
2027	4,783
Thereafter	754,898
Total lease payments	776,360
Less imputed interest	(665,485)
Total lease liabilities	$110,875

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

In September 2022, our board of directors approved a share repurchase program (the “Share Repurchase Program”) authorizing us to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. Under the Share Repurchase Program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. During the year ended December 31, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for an aggregate purchase price of $12.3 million. As of February 24, 2023, we have $187.7 million of authorized capacity remaining under the Share Repurchase Program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of December 31, 2022 and 2021, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemed Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 719,542 and 639,622 common OP units held by unaffiliated third parties and executive officers of the Company as of December 31, 2022 and 2021, respectively. There were 98,050 and 135,388 LTIP units outstanding as of December 31, 2022 and 2021, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

Our board of directors suspended our quarterly common dividend commencing with the quarterly dividend that would have been paid in April 2020 and resumed quarterly common dividends beginning with the quarterly dividend that was paid in October 2022. We have declared the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2022 and through the date of this report:

Payment Date	Record Date	Dividend per Share
October 12, 2022	September 30, 2022	$0.03
January 12, 2023	December 30, 2022	$0.06

We have paid the following dividends to holders of our Series A Preferred Stock for the years ended December 31, 2022 and 2021, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2021	March 18, 2021	$0.515625
June 30, 2021	June 18, 2021	$0.515625
September 30, 2021	September 17, 2021	$0.515625
December 31, 2021	December 20, 2021	$0.515625
March 31, 2022	March 18, 2022	$0.515625
June 30, 2022	June 17, 2022	$0.515625
September 30, 2022	September 16, 2022	$0.515625
December 30, 2022	December 19, 2022	$0.515625

6. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 5,135,195 shares as of December 31, 2022. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations. A summary of our restricted stock awards from January 1, 2020 to December 31, 2022 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	472,999	$10.40
Granted	344,997	9.39
Forfeited	(22,857)	7.73
Vested	(237,866)	10.54
Unvested balance at December 31, 2020	557,273	9.83
Granted	1,177,537	9.37
Forfeited	(47,025)	9.21
Vested	(244,490)	9.94
Unvested balance at December 31, 2021	1,443,295	9.46
Granted	438,070	9.55
Forfeited	(250,261)	9.43
Vested	(274,167)	9.56
Unvested balance at December 31, 2022	1,356,937	$9.47

The total unvested restricted stock awards as of December 31, 2022 are expected to vest as follows: 382,822 during 2023, 443,492 during 2024, 259,345 during 2025, and 271,278 during 2026. As of December 31, 2022, the unrecognized compensation cost related to restricted stock awards was $7.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. For the years ended December 31, 2022, 2021, and 2020, we recorded $4.3 million, $3.9 million and $2.6 million, respectively, of compensation expense related to restricted stock awards. The compensation expense recorded for the year ended December 31, 2022 includes the reversal of $0.2 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer, as well as certain other employees.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three to five years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Under this framework, 50% of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The number of PSUs earned is limited to 100% of the PSU Target Award if the Company's total stockholder return is negative for the three-year performance period. The improvement in market share for each of our hotels is generally measured over a three-year performance period based on a report prepared for each hotel by STR, Inc., a well-recognized benchmarking service for the hospitality industry. There is no payout of shares of our common stock if the percentage of our hotels with market share improvements is less than 30%. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if the percentage of our hotels with market share improvements is greater than or equal to 75%.

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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
February 25, 2020	21.4%	1.16%	$8.52	$9.58
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32

A summary of our PSUs from January 1, 2020 to December 31, 2022 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	796,532	$11.16
Granted	352,035	9.02
Additional units from dividends	9,556	10.42
Vested (1)	(245,937)	11.00
Unvested balance at December 31, 2020	912,186	9.63
Granted	347,981	9.34
Vested (2)	(290,927)	9.90
Unvested balance at December 31, 2021	969,240	9.45
Granted	407,570	9.66
Additional units from dividends	3,600	7.89
Vested (3)	(269,224)	10.14
Forfeited	(160,533)	9.34
Unvested balance at December 31, 2022	950,653	$9.35
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2020 was equal to 123.07% of the PSU Target Award.
(2)The number of shares of common stock earned for the PSUs vested in 2021 was equal to 100.00% of the PSU Target Award.
(3)The number of shares of common stock earned for the PSUs vested in 2022 was equal to 105.71% of the PSU Target Award.

The remaining unvested PSUs expected to vest as follows: 297,723 during 2023, 295,564 during 2024, 287,232 in 2025 and 35,067 units during 2026 and 2027. As of December 31, 2022, the unrecognized compensation cost related to the PSUs was $3.8 million and is expected to be recognized on a straight-line basis over a period of 26 months. For the years ended December 31, 2022, 2021, and 2020, we recorded approximately $2.3 million, $3.0 million, and $2.7 million, respectively, of compensation expense related to the PSUs. The compensation expense recorded for the year ended December 31, 2022 includes the reversal of $0.5 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

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

A summary of our LTIP units from January 1, 2020 to December 31, 2022 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2020	244,366	$10.65
Granted	80,898	9.58
Vested (1)	(81,455)	10.65
Unvested balance at December 31, 2020	243,809	10.29
Vested (1)	(108,421)	10.38
Unvested balance at December 31, 2021	135,388	10.22
Granted	71,084	9.32
Vested (1)	(108,422)	10.38
Unvested balance at December 31, 2022	98,050	$9.39
______________________
(1)As of December 31, 2022, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 41,183 during 2023, 14,217 during 2024, 2025, and 2026, and 14,216 during 2027. As of December 31, 2022, the unrecognized compensation cost related to LTIP unit awards was $0.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 52 months. For the years ended December 31, 2022, 2021, and 2020, we recorded $0.5 million, $1.1 million, and $1.1 million, respectively, of compensation expense related to LTIP unit awards.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per-share data):

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$99,511	$(204,401)	$(397,675)
Dividends declared on unvested share-based compensation	—	—	—
Net income (loss) available to common stockholders	$99,511	$(204,401)	$(397,675)
Denominator:
Weighted-average number of common shares outstanding—basic	212,423,873	212,056,923	201,670,721
Effect of dilutive securities:
Unvested restricted common stock	323,435	—	—
Shares related to unvested PSUs	441,679	—	—
Weighted-average number of common shares outstanding—diluted	213,188,987	212,056,923	201,670,721
Earnings (loss) per share:
Net income (loss) per share available to common stockholders—basic	$0.47	$(0.96)	$(1.97)
Net income (loss) per share available to common stockholders—diluted	$0.47	$(0.96)	$(1.97)

For the year ended December 31, 2021, 379,767 of unvested restricted common shares were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. For the year ended December 31, 2020, there were no unvested restricted common shares excluded from the diluted weighted-average common shares outstanding. For the years ended December 31, 2021 and 2020, 299,810 and 44,045 of unvested PSU's, respectively, were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. There were no unvested restricted common shares or PSUs excluded from the diluted weighted-average common shares outstanding for the year ended December 31, 2022.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

8. Debt

The following table sets forth information regarding the Company’s debt as of December 31, 2022 and 2021 (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate as of December 31, 2022	Maturity Date	2022	2021
Salt Lake City Marriott Downtown at City Creek mortgage loan	LIBOR + 3.25% (1)	January 2023 (2)	—	43,570
Westin Washington D.C. City Center mortgage loan	3.99%	January 2023 (3)	—	55,913
The Lodge at Sonoma Resort mortgage loan	3.96%	April 2023 (2)	—	25,542
Westin San Diego Bayview mortgage loan	3.94%	April 2023 (4)	—	58,600
Courtyard New York Manhattan / Midtown East mortgage loan	4.40%	August 2024	76,153	77,882
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	75,625	77,453
Hotel Clio (formerly JW Marriott Denver Cherry Creek) mortgage loan	4.33%	July 2025	57,469	58,789
Westin Boston Seaport District mortgage loan	4.36%	November 2025	178,487	182,755
Unamortized debt issuance costs			(1,079)	(1,853)
Total mortgage and other debt, net of unamortized debt issuance costs			386,655	578,651

Unsecured term loan	LIBOR + 1.45% (5) (6)	October 2023 (7)	—	50,000
Unsecured term loan	LIBOR +1.45%(5) (6)	July 2024 (8)	—	350,000
Unsecured term loan	SOFR + 1.35%	January 2028	500,000	—
Unsecured term loan	SOFR + 1.35%	January 2025 (9)	300,000	—
Unamortized debt issuance costs			(862)	(1,428)
Unsecured term loans, net of unamortized debt issuance costs			799,138	398,572

Senior unsecured credit facility	SOFR + 1.40%	September 2026 (9)	—	90,000

Total debt, net of unamortized debt issuance costs			$1,185,793	$1,067,223
Weighted-Average Interest Rate (10)	4.83%
_____________
(1)LIBOR is subject to a floor of 1.0%.
(2)The loan was prepaid on November 1, 2022.
(3)The loan was prepaid on October 6, 2022.
(4)The loan was prepaid on December 6, 2022.
(5)Prior to August 1, 2022, the applicable margin was 2.41%.
(6)LIBOR is subject to to a floor of 0.25%.
(7)The loan was prepaid on September 28, 2022
(8)The loan was prepaid on September 27, 2022.
(9)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(10)Weighted-average interest rate as of December 31, 2022 includes effect of interest rate swaps.

The aggregate debt maturities for our mortgage debt and unsecured term loans as of as of December 31, 2022 are as follows (in thousands):

2023	$9,545
2024	82,381
2025	595,808
2026	—
2027	—
Thereafter	500,000
$1,187,734

Mortgage and Other Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2022, four of our 35 hotel properties were secured by mortgage debt. During 2022, we utilized the proceeds from the refinancing of our senior unsecured revolving credit facility and unsecured term loans, as discussed below, to repay our 2023 mortgage loan maturities. On October 6, 2022, we paid off $54.1 million outstanding on the Westin Washington, D.C. City Center mortgage loan. On November 1, 2022, we paid off $42.1 million outstanding on the Salt Lake City Marriott Downtown at City Creek mortgage loan and $25.0 million outstanding on the The Lodge at Sonoma Resort mortgage loan. On December 6, 2022, we paid off $57.0 million outstanding on the Westin San Diego Bayview mortgage loan.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, we have $2.9 million held in cash traps, which is included within restricted cash on the accompanying balance sheet. We do not expect that such cash traps affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

Prior to September 27, 2022, we were party to credit agreements (the “Credit Agreements”) that provide for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which was scheduled to mature in July 2023, a $350 million unsecured term loan that was scheduled to mature in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan that was scheduled to mature in October 2023 (the “2023 Term Loan”). The interest rate on the Revolving Credit Facility and unsecured term loans was based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio. In addition to the interest payable on amounts outstanding under the Revolving Credit Facility, we were required to pay an amount equal to 0.20% of the unused portion of the Revolving Credit Facility if the average usage is greater than 50% or 0.30% of the unused portion of the Revolving Credit Facility if the average usage is less than or equal to 50%.

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

On September 27, 2022, we entered into a Sixth Amended and Restated Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility under the Amended Credit Agreement matures on September 27, 2026. We may extend the maturity date of the revolving credit facility for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We also have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. The term loan facilities consist of a

$500 million term loan that matures on January 3, 2028, and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions.

We utilized the proceeds from the term loans to repay the Facility Term Loan, the 2023 Term Loan, $150 million that was outstanding on our Revolving Credit Facility, and our mortgage loans scheduled to mature in 2023. As a result, we have no debt maturities until August 2024. We recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and fees paid to the lenders in consideration for the Amended Credit Agreement.

Interest is paid on the term loans and the periodic advances on the revolving credit facility at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Amended Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Amended Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	December 31, 2022
Maximum leverage ratio (1)	60%	28.1%
Minimum fixed charge coverage ratio (2)	1.50x	3.34x
Secured recourse indebtedness	Less than 45% of Total Asset Value	10.7%
Unencumbered leverage ratio	60.0%	29.9%
Unencumbered implied debt service coverage ratio	1.20x	2.48x
_____________________________
(1)Leverage ratio is net indebtedness, as defined in the Amended Credit Agreement, divided by total asset value, defined in the Amended Credit Agreement as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Amended Credit Agreement as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the Amended Credit Agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

We incurred interest and unused fees on the Revolving Credit Facility of $5.3 million, $2.4 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. We incurred interest on the unsecured term loans of $21.2 million, $14.8 million and $13.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Hotel Dispositions

On April 30, 2021, we sold the wholly owned subsidiary of the Company that owns the Frenchman's Reef & Morning Star Marriott Beach Resort (“Frenchman's Reef”) to an unaffiliated third party pursuant to a share purchase agreement (the “Purchase Agreement”) dated April 27, 2021. Pursuant to the Purchase Agreement, the Company received $35.0 million in cash upon closing, as well as a participation right in the future profits of the hotel once certain return metrics are achieved. Although we expect the profit participation could be meaningful, there can be no assurance that the property will satisfy such return metrics. The Purchase Agreement was a recognized subsequent event to the first quarter of 2021 in accordance with FASB ASC 855, Subsequent Events. Accordingly, we recorded an impairment loss of $10.8 million during the first quarter of 2021 to adjust the hotel's carrying amount to the contractual consideration. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement (a Level 2 measurement in the fair value hierarchy). Upon classifying

Frenchman's Reef as held for sale, we recognized an additional impairment loss of approximately $0.7 million in the second quarter of 2021.

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

10. Acquisitions

On January 6, 2022, we acquired the 103-room Tranquility Bay Beachfront Resort located in Marathon, Florida, for $62.4 million, including prorations and transaction costs. The acquisition was funded with corporate cash. The acquisition includes income from 84 units owned by third parties that currently participate in the hotel's rental management program and the majority of the intervals in three units that are structured as vacation ownership. In March 2022, we entered into agreements to purchase four of the third-party owned units for $4.1 million in aggregate. In connection with the purchase agreements, we evaluated the recoverability of the right-to-manage intangible asset related to the long-term rental agreements ("RMAs"), and as a result, we recorded an impairment loss of $2.8 million. On March 23, 2022, we closed on the purchase of two of the four third-party owned units and on April 7, 2022, we closed on the purchase of the remaining two third-party owned units.

We recognized a $45.2 million right-to-manage intangible asset related to the RMAs that were purchased as part of the acquisition. We estimated the fair value of the right-to-manage intangible using a discounted cash flow model, which calculated a present value of expected future cash flows over the remaining term of agreements, including expected renewal periods, with a discount rate of 12% and reversion rate of 9.25%. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. The remaining useful life of this intangible asset as of December 31, 2022 is approximately 39 years. The intangible asset, net of accumulated amortization of $1.1 million, was $41.3 million as of December 31, 2022 and is recorded within prepaid and other assets on the accompanying consolidated balance sheet. Amortization expense for the year ended December 31, 2022 totaled $1.1 million. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

On April 1, 2022, we acquired the 96-room Kimpton Shorebreak Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for $35.6 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

On November 21, 2022, we acquired the 40-room Lake Austin Spa Resort located in Austin, Texas for $75.8 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

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

For federal income tax purposes, the cash distributions paid to holders of our common stock and Series A Preferred Stock may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.

The following characterizes distributions paid to holders of common stock and Series A Preferred Stock on a tax basis for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Common Stock
Ordinary non-qualified income	$0.044543	$—	$0.125000
Qualified dividends	0.045457	—	—
	$0.090000	$—	$0.125000
Series A Preferred Stock
Ordinary non-qualified income	$1.020772	$—	$—
Qualified dividends	1.041728	—	—
Return of capital	—	2.062500	0.693225
	$2.062500	$2.062500	$0.693225

Our provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current - Federal	$901	$2,759	$—
State	2,487	40	79
Foreign	—	—	7
	3,388	2,799	86
Deferred - Federal	1,090	5,190	(13,766)
State	2,044	(6,159)	(4,866)
Foreign	—	—	(32,819)
Change in valuation allowance	(3,915)	1,437	24,913
	(781)	468	(26,538)
Income tax provision (benefit)	$2,607	$3,267	$(26,452)

A reconciliation of the statutory federal tax provision to our income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Statutory federal tax (benefit) provision	$23,620	$(40,337)	$(88,733)
Tax impact of REIT election	(21,110)	45,946	37,394
State income tax (benefit) provision, net of federal tax benefit	4,531	(6,119)	(3,782)
Foreign income tax expense (benefit)	—	—	3,618
Change in valuation allowance	(3,915)	1,437	24,913
Permanent differences	(495)	2,561	—
Other	(24)	(221)	138
Income tax provision (benefit)	$2,607	$3,267	$(26,452)

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

	2022	2021
Federal
Net operating loss carryforwards	$3,541	$7,141
Deferred income	3,282	2,892
Other	511	408
Depreciation and amortization	(3,808)	(5,835)
Less: Valuation allowance	(3,002)	(4,678)
Federal - Deferred tax assets (liabilities), net	$524	$(72)

State
Net operating loss carryforwards	$8,499	$11,312
Deferred income	851	729
Alternative minimum tax credit carryforwards	211	80
Other	141	118
Depreciation and amortization	(987)	(1,471)
Less: Valuation allowance	(7,999)	(10,238)
State - Deferred tax assets, net	$716	$530

As of December 31, 2022, we had deferred tax assets of $12.0 million consisting of federal and state net operating loss carryforwards. The state loss carryforwards generally expire in 2032 through 2041 if not utilized by then; however, for certain states some loss carryforwards do not expire. The federal loss carryforwards do not expire.

We analyze our deferred tax assets for each jurisdiction and record a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets. As of December 31, 2022, we have a valuation allowance of $11.0 million on our deferred tax assets as we can no longer be assured that we will be able to realize most of these assets due to uncertainties regarding how long the COVID-19 pandemic will last or what the long-term impact will be on our hotels' operations.

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

The following is a summary of management fees for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Base management fees	$20,630	$11,542	$6,908
Incentive management fees	4,790	468	—
Amortization of deferred income related to key money (1)	(392)	(213)	(227)
Amortization of unfavorable contract liabilities	(1,589)	(1,589)	(3,103)
Total management fees, net	$23,439	$10,208	$3,578
_____________________________
(1)Relates to key money received for Chicago Marriott Downtown Magnificent Mile, Westin Washington D.C. City Center and Henderson Beach Resort.

Eleven of our hotels earned incentive management fees for the year ended December 31, 2022. Five of our hotels earned incentive management fees for the year ended December 31, 2021. None of our hotels earned incentive management fees for the year ended December 31, 2020.

Performance Termination Provisions

Our management agreements provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

Key Money

Our managers and franchisors have contributed to us certain amounts in exchange for the right to manage or franchise hotels we have acquired and in connection with the completion of certain brand enhancing capital projects. We refer to these amounts as “key money.” Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized against management fees or franchise fees on the accompanying consolidated statements of operations. During 2022, we received $1.0 million of key money from Aimbridge Hospitality as a result of the change in manager of the Henderson Beach Resort. During 2021, we received $0.5 million of key money as a result of the change in manager of the Westin Washington D.C. City Center.

Franchise Agreements

We are party to franchise agreements for 20 of our hotels as of December 31, 2022. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room sales, and, under certain agreements, a percentage based on gross food and beverage sales. Further, we pay certain other fees for marketing and reservation services.

The following is a summary of franchise fees for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Franchise fees	$32,714	$18,781	$10,301
Amortization of deferred income related to key money (1)	(31)	(116)	(170)
Total franchise fees, net	$32,683	$18,665	$10,131
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

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel as of December 31, 2022:

•The Embassy Suites by Hilton Bethesda hotel is subject to a ground lease that runs until 2087. There are no renewal options.

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

A portion of the parking garage relating to the Worthington Renaissance Fort Worth Hotel is subject to three ground leases that cover, contiguously with each other, approximately one-fourth of the land on which the parking garage is constructed. The remainder of the land on which the parking garage is constructed is owned by us in fee simple. Each of the three ground leases expired on July 31, 2022 and we are currently holdover tenants on a month-to-month basis.

A portion of the Hotel Clio (formerly JW Marriott Denver Cherry Creek) is subject to a ground lease that covers approximately 5,500 square feet. The term of the ground lease runs through December 2030, inclusive of two 5-year renewal options. The lease may be indefinitely extended thereafter in one-year increments. The remainder of the land on which the hotel is constructed is owned by us in fee simple.

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

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Embassy Suites by Hilton Bethesda	Through 4/2087	$967,975 (2)
Courtyard New York Manhattan/Fifth Avenue (3)	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2085	$4,321,336
Salt Lake City Marriott (Ground lease for hotel)	Through 12/2106	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott (Ground lease for extension)	1/2018 - 12/2056	$14,613 (4)
Westin Boston Seaport District (5) (Base rent)	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Seaport District (Percentage rent)	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
Hotel Clio (formerly JW Marriott Denver Cherry Creek)	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (6)	$60,000
Orchards Inn Sedona	7/2018 - 12/2070	$134,498 (7)
Hotel Palomar Phoenix (Base Rent)	4/2022 - 3/2085	$35,459 (8)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (9)	1/2022 - 6/2033	$312,000
	7/2033 - 6/2043	$234,000
	7/2043 - 6/2053	$156,000
	7/2053 - 6/2063	$78,000
	7/2063 - 3/2085	$—
Cavallo Point (Base Rent)	1/2019 - 12/2066	$67,034 (10)
Cavallo Point (11) (Percentage Rent)	1/2019 - 12/2023	2.0% of adjusted gross revenue over threshold
	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (12) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold
Bourbon Orleans Hotel parking sublease	Through 7/2069	$36,000 (13)

Worthington Renaissance Fort Worth Hotel garage ground lease (14)	8/2013 - 7/2022	$40,400
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2022. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the year ended December 31, 2022.

(4)	Represents rent for the year ended December 31, 2022. Rent increases annually based on the greater of 2% or a Consumer Price Index calculation.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(7)	Represents rent for the year ended December 31, 2022. Rent increases annually in June based on a Consumer Price Index calculation.

(8)	Represents rent for the year ended March 31, 2023. Rent increases annually each April by 2.5%.

(9)	As lessee of government property, the hotel is subject to a Government Property Lease Excise Tax under Arizona state statute with payments beginning in 2021.

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

(13)	Represents rent for the year ending December 31, 2022. Annual rent increases by $6,000 every five years. The next rent increase will be January 2027.

(14)	Each of the three ground leases expired on July 31, 2022 and we are currently holdover tenants on a month-to-month basis.

14. Fair Value Measurements and Interest Rate Swaps

The fair value of certain financial assets and liabilities and other financial instruments as of December 31, 2022 and 2021, in thousands, are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,185,793	$1,148,533	$1,067,223	$1,066,139
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy (see Note 2). We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.
The Company's interest rate derivatives, which are not designated or accounted for as accounting hedges, consisted of the following as of December 31, 2022 and 2021, in thousands:

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Rate Fixed	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2022	December 31, 2021
Senior unsecured term loans	Swap	2.41%	1-Month LIBOR	January 7, 2019	October 18, 2023 (1)	$50,000	$—	$(1,565)
Senior unsecured term loans	Swap	1.70%	1-Month LIBOR	July 25, 2019	July 25, 2024 (1)	$175,000	—	(3,362)
Senior unsecured term loans	Swap	2.21%	1-Month SOFR	December 28, 2022	October 18, 2023	$50,000	1,032	—
Senior unsecured term loans	Swap	1.63%	1-Month SOFR	November 28, 2022	July 25, 2024	$175,000	7,955	—
							$8,987	$(4,927)
_______________
(1)On December 12, 2022, we transitioned our existing LIBOR interest rate swaps to SOFR.

The fair values of the interest rate swap agreements are included in accounts payable and accrued expenses on the accompanying consolidated balance sheets as of December 31, 2022 and 2021. The fair value of our interest rate swaps is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs, however these inputs are not significant to the fair value measurement in its entirety. On February 1, 2023, we entered into two additional interest rate swap agreements for an aggregate notional amount of $150 million that will be effective March 1, 2023.

The carrying value of our other financial instruments approximate fair value due to the short-term nature of these financial instruments.

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2022 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Marriott Alpharetta	—	3,623	33,503	5,155	3,623	38,658	42,281	(15,662)	26,619	2005	40 Years
Bourbon Orleans Hotel		20,644	60,969	308	20,645	61,276	81,921	(2,183)	79,738	2021	40 Years
Cavallo Point, The Lodge at Golden Gate		—	123,100	7,274	—	130,374	130,374	(17,889)	112,485	2018	40 Years
Chicago Marriott Downtown, Magnificent Mile	—	36,900	347,921	97,615	36,900	445,536	482,436	(166,449)	315,987	2006	40 Years
Embassy Suites by Hilton Bethesda	—	—	45,656	10,070	—	55,726	55,726	(22,474)	33,252	2004	40 Years
The Gwen Hotel	—	31,650	76,961	24,487	31,650	101,448	133,098	(35,232)	97,866	2006	40 Years
Courtyard Denver Downtown	—	9,400	36,180	6,415	9,400	42,595	51,995	(11,915)	40,080	2011	40 Years
Courtyard New York Manhattan/Fifth Avenue	—	—	34,685	6,813	—	41,498	41,498	(17,739)	23,759	2004	40 Years
Courtyard New York Manhattan/Midtown East	(76,153)	16,500	54,812	8,285	16,500	63,097	79,597	(26,736)	52,861	2004	40 Years
Havana Cabana Key West	—	32,888	13,371	5,975	32,888	19,346	52,234	(3,856)	48,378	2014	40 Years
Henderson Beach Resort		10,118	93,176	3,423	10,645	96,072	106,717	(2,472)	104,245	2021	40 Years
Henderson Park Inn		8,395	17,462	1,224	8,539	18,542	27,081	(727)	26,354	2021	40 Years
Hilton Boston Downtown/Faneuil Hall	—	23,262	128,628	17,982	23,262	146,610	169,872	(36,874)	132,998	2012	40 Years
Hilton Burlington Lake Champlain	—	9,197	40,644	9,604	9,197	50,248	59,445	(11,961)	47,484	2012	40 Years
Hilton Garden Inn New York/Times Square Central	—	60,300	88,896	1,533	60,300	90,429	150,729	(18,920)	131,809	2014	40 Years
Hotel Clio	(57,469)	9,200	63,183	13,790	9,200	76,973	86,173	(19,984)	66,189	2011	40 Years
Hotel Emblem San Francisco	—	7,856	21,085	8,741	7,856	29,826	37,682	(6,227)	31,455	2012	40 Years
Hotel Palomar Phoenix	—	—	59,703	152	—	59,855	59,855	(7,354)	52,501	2018	40 Years
The Hythe Vail	—	5,800	52,463	36,167	5,800	88,630	94,430	(27,594)	66,836	2005	40 Years
Kimpton Shorebreak Fort Lauderdale Beach Resort	—	3,436	29,206	30	3,436	29,236	32,672	(535)	32,137	2022	40 Years
Kimpton Shorebreak Resort	—	19,908	37,525	4,942	20,423	41,952	62,375	(8,260)	54,115	2015	40 Years
Margaritaville Beach House Key West	—	49,592	42,958	17,255	49,592	60,213	109,805	(10,304)	99,501	2015	40 Years
Lake Austin Spa Resort	—	25,089	43,879	—	25,089	43,879	68,968	(114)	68,854	2022	40 Years
The Landing Lake Tahoe Resort & Spa	—	14,816	24,351	1,649	14,816	26,000	40,816	(3,290)	37,526	2018	40 Years
L'Auberge de Sedona	—	39,384	22,204	6,804	39,384	29,008	68,392	(5,539)	62,853	2017	40 Years
Orchards Inn Sedona	—	9,726	10,180	576	9,726	10,756	20,482	(1,663)	18,819	2017	40 Years
Renaissance Charleston Historic District Hotel	—	5,900	32,511	10,566	5,900	43,077	48,977	(11,540)	37,437	2010	40 Years
Salt Lake City Marriott Downtown at City Creek	—	—	45,815	13,588	—	59,403	59,403	(23,042)	36,361	2004	40 Years
The Lodge at Sonoma Resort	—	3,951	22,720	22,545	3,951	45,265	49,216	(17,224)	31,992	2004	40 Years
Tranquility Bay Beachfront Resort	—	1,865	19,357	87	1,865	19,444	21,309	(488)	20,821	2022	40 Years
Westin Boston Seaport District	(178,487)	—	273,696	36,905	—	310,601	310,601	(120,157)	190,444	2007	40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	13,134	54,293	96,361	150,654	(19,067)	131,587	2014	40 Years
Westin San Diego Bayview	—	22,902	95,617	12,022	22,902	107,639	130,541	(27,613)	102,928	2012	40 Years
Westin Washington D.C City Center	—	24,579	122,229	15,681	24,579	137,910	162,489	(35,420)	127,069	2012	40 Years

Worthington Renaissance Fort Worth Hotel	(75,625)	15,500	63,428	25,737	15,500	89,165	104,665	(32,130)	72,535	2005	40 Years
Total	(387,734)	576,674	2,361,301	446,534	577,861	2,806,648	3,384,509	(768,634)	2,615,875

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

Balance at December 31, 2019	$3,377,279
Additions:
Acquisitions	—
Capital expenditures	34,512
Deductions:
Impairment losses	(61,310)
Dispositions and other	—
Balance at December 31, 2020	3,350,481
Additions:
Acquisitions	210,764
Capital expenditures	41,482
Deductions:
Impairment losses	(175,551)
Dispositions and other	(205,358)
Balance at December 31, 2021	3,221,818
Additions:
Acquisitions	122,832
Capital expenditures	39,859
Deductions:
Impairment losses	—
Dispositions and other	—
Balance at December 31, 2022	$3,384,509

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

Balance at December 31, 2019	$625,411
Depreciation and amortization	73,362
Impairment losses	(15,230)
Dispositions and other	—
Balance at December 31, 2020	683,543
Depreciation and amortization	70,765
Impairment losses	(61,002)
Dispositions and other	—
Balance at December 31, 2021	693,306
Depreciation and amortization	75,328
Impairment losses	—
Dispositions and other	—
Balance at December 31, 2022	$768,634

C) The aggregate cost of properties for U.S. Federal income tax purposes (in thousands) is approximately $3,278,206 as of December 31, 2022.