Form 10-Q
period 2023-03-31
DiamondRock Hospitality Co
filed 2023-05-05
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 209,789,192 shares of its $0.01 par value common stock outstanding as of May 5, 2023.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Property and equipment, net	$2,742,565	$2,748,476
Right-of-use assets	98,747	99,047
Restricted cash	46,039	39,614
Due from hotel managers	149,005	176,708
Prepaid and other assets	70,657	76,131
Cash and cash equivalents	76,503	67,564
Total assets	$3,183,516	$3,207,540
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$384,374	$386,655
Unsecured term loans, net of unamortized debt issuance costs	799,204	799,138
Senior unsecured credit facility	—	—
Total debt	1,183,578	1,185,793

Lease liabilities	111,437	110,875
Due to hotel managers	110,270	123,682
Deferred rent	66,205	65,097
Unfavorable contract liabilities, net	60,654	61,069
Accounts payable and accrued expenses	40,927	43,120
Distributions declared and unpaid	6,500	12,946
Deferred income related to key money, net	8,672	8,780
Total liabilities	1,588,243	1,611,362
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 209,789,192 and 209,374,830 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,098	2,094
Additional paid-in capital	2,286,824	2,288,433
Accumulated other comprehensive income	153	—
Distributions in excess of earnings	(700,287)	(700,694)
Total stockholders’ equity	1,588,836	1,589,881
Noncontrolling interests	6,437	6,297
Total equity	1,595,273	1,596,178
Total liabilities and equity	$3,183,516	$3,207,540
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Revenues:
Rooms	$160,673	$132,170
Food and beverage	59,777	45,748
Other	23,103	18,915
Total revenues	243,553	196,833
Operating Expenses:
Rooms	40,203	33,830
Food and beverage	43,150	33,221
Other departmental and support expenses	61,968	48,537
Management fees	4,988	4,020
Franchise fees	8,077	5,810
Other property-level expenses	24,117	21,972
Depreciation and amortization	27,472	26,655
Impairment losses	—	2,843
Corporate expenses	7,867	6,033
Business interruption insurance income	—	(499)
Total operating expenses, net	217,842	182,422
Interest expense	17,172	4,119
Interest (income) and other expense (income), net	(423)	286
Total other expenses, net	16,749	4,405
Income before income taxes	8,962	10,006
Income tax benefit	226	54
Net income	9,188	10,060
Less: Net income attributable to noncontrolling interests	(32)	(32)
Net income attributable to the Company	9,156	10,028
Distributions to preferred stockholders	(2,454)	(2,454)
Net income attributable to common stockholders	$6,702	$7,574
Earnings per share:
Earnings per share available to common stockholders—basic	$0.03	$0.04
Earnings per share available to common stockholders—diluted	$0.03	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2023	2022
Comprehensive Income:
Net income	9,188	10,060
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	(84)	—
Unrealized gain on Rabbi Trust assets	237	—
Comprehensive income	9,341	10,060
Comprehensive income attributable to noncontrolling interests	(32)	(32)
Comprehensive income attributable to the Company	9,309	10,028

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	—	$(700,694)	$1,589,881	$6,297	$1,596,178
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,295)	(6,295)	(32)	(6,327)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	804,541	—	1,827	—	—	1,827	140	1,967
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	6	(3,029)	—	—	(3,023)	—	(3,023)
Common stock repurchased and retired	—	—	(56,400)	(2)	(407)	—	—	(409)	—	(409)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(84)	—	(84)	—	(84)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	237	—	237	—	237
Net income	—	—	—	—	—	—	9,156	9,156	32	9,188
Balance at March 31, 2023	4,760,000	$48	209,789,192	$2,098	$2,286,824	$153	$(700,287)	$1,588,836	$6,437	$1,595,273

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	—	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	114,210	—	951	—	—	951	209	1,160
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	—	2	(812)	—	—	(810)	—	(810)
Net income	—	—	—	—	—	—	10,028	10,028	32	10,060
Balance at March 31, 2022	4,760,000	$48	210,861,105	$2,109	$2,294,129	$—	$(773,357)	$1,522,929	$5,991	$1,528,920

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income	$9,188	$10,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,472	26,655
Corporate asset depreciation as corporate expenses	50	59
Non-cash lease expense and other amortization	1,550	1,568
Non-cash interest rate swap fair value adjustment	2,014	(7,502)
Amortization of debt issuance costs	513	653
Impairment losses	—	2,843
Amortization of deferred income related to key money	(108)	(99)
Share-based compensation	1,967	1,160
Changes in assets and liabilities:
Prepaid expenses and other assets	5,123	248
Due to/from hotel managers	14,291	(16,934)
Accounts payable and accrued expenses	(3,991)	(5,557)
Net cash provided by operating activities	58,069	13,154
Cash flows from investing activities:
Capital expenditures	(21,642)	(11,628)
Property acquisitions	—	(64,061)
Purchase deposits	—	(36,180)
Receipt of deferred key money	—	1,000
Net cash used in investing activities	(21,642)	(110,869)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,404)	(3,935)
Draws on senior unsecured credit facility	—	110,000
Payment of financing costs	—	(120)
Distributions on common stock and units	(12,773)	(10)
Distributions on preferred stock	(2,454)	(2,454)
Repurchase of common stock	(409)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(3,023)	(810)
Net cash (used in) provided by financing activities	(21,063)	102,671
Net increase in cash, cash equivalents, and restricted cash	15,364	4,956
Cash, cash equivalents, and restricted cash at beginning of period	107,178	75,507
Cash, cash equivalents, and restricted cash at end of period	$122,542	$80,463

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$14,368	$10,549
Cash paid for income taxes, net	$8	$1
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,500	$9
Accrued capital expenditures	$7,711	$10,422

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$76,503	$67,564
Restricted cash	46,039	39,614
Total cash, cash equivalents and restricted cash	$122,542	$107,178

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

As of March 31, 2023, we owned 35 hotels with 9,607 guest rooms, located in the following markets: Atlanta, Georgia; Austin, Texas; Boston, Massachusetts (2); Burlington, Vermont; Charleston, South Carolina; Chicago, Illinois (2); Denver, Colorado (2); Destin, Florida (2); Fort Lauderdale, Florida (2); Fort Worth, Texas; Huntington Beach, California; Key West, Florida (2); Marathon, Florida; New Orleans, Louisiana; New York, New York (3); Phoenix, Arizona; Salt Lake City, Utah; San Diego, California; San Francisco, California (2); Sedona, Arizona (2); Sonoma, California; South Lake Tahoe, California; Washington, D.C. (2); and Vail, Colorado.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of March 31, 2023. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation

Our financial statements include all of the accounts of the Company and its subsidiaries in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Our operating partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate our operating partnership.

In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our financial position, the results of our operations, the statements of equity, and cash flows. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed on February 24, 2023.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not effect the Company's financial position, results of operations, or cash flows.

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

Property and Equipment

Investment purchases of hotel properties, land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets that are not businesses are accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations and comprehensive income.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, we had a valuation allowance of $14.5 million and $11.0 million, respectively, on our deferred tax assets.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations and comprehensive income. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation.

We had no accruals for tax uncertainties as of March 31, 2023 and December 31, 2022.

Intangible Assets and Liabilities

Intangible assets and liabilities recorded may include trade name, management or franchise agreement intangibles, right-to-manage and in-place lease intangibles assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if an intangible asset or liability exists. Intangible assets or liabilities are recorded at the acquisition date and amortized using the straight-line method over the expected useful life. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants. No adjustment is made for shares that are anti-dilutive during a period.

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

Comprehensive Income

The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income consists of net income and other comprehensive income.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. For derivative instruments for which we have no elected hedge accounting, changes in the fair value of derivatives are recorded each period and are included in interest expense in the consolidated statements of operations and comprehensive income. For derivative instruments for which we have elected hedge accounting treatment, unrealized gains and losses of hedging instruments are reported in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

Noncontrolling Interests

The noncontrolling interest is the portion of equity in our consolidated operating partnership not attributable, directly or indirectly, to the Company. Such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. The noncontrolling interests are classified as permanent equity as we have the right to choose to settle each holder's redemption of the interest in either cash or delivery of shares of our common stock. See Note 9 for additional details. On the consolidated statements of operations and comprehensive income, revenues, expenses and net income or loss from our less-than-wholly-owned operating partnership are reported within the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Income or loss is allocated to noncontrolling interests based on their weighted average ownership percentage for the applicable period. Consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

Restricted Cash

Restricted cash primarily consists of cash held in reserve for replacement of furniture and fixtures generally held by our hotel managers and cash held in escrow pursuant to lender requirements.

Debt Issuance Costs

Financing costs are recorded at cost as a component of the debt carrying amount and consist of loan fees and other costs incurred in connection with the issuance of debt. Amortization of debt issuance costs is computed using a method that approximates the effective interest method over the remaining life of the debt and is included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Debt issuance costs related to our Revolving Credit Facility (defined in Note 5) are included within prepaid and other assets on the accompanying consolidated balance sheets. These debt issuance costs are amortized ratably over the term of the Revolving Credit Facility, regardless of whether there are any outstanding borrowings, and the amortization is included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

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

3. Property and Equipment

Property and equipment as of March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$577,861	$577,861
Land improvements	7,994	7,994
Buildings and site improvements	2,817,131	2,798,654
Furniture, fixtures and equipment	538,845	525,901
Construction in progress	22,347	32,422
	3,964,178	3,942,832
Less: accumulated depreciation	(1,221,613)	(1,194,356)
	$2,742,565	$2,748,476

As of March 31, 2023 and December 31, 2022, we had accrued capital expenditures of $7.7 million and $8.0 million, respectively.

4. Acquisitions

2022 Acquisitions

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

We recognized a $45.2 million right-to-manage intangible asset related to the RMAs that were purchased as part of the acquisition. We estimated the fair value of the right-to-manage intangible using a discounted cash flow model, which calculated a present value of expected future cash flows over the remaining term of agreements, including expected renewal periods, with a discount rate of 12% and reversion rate of 9.25%. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. The remaining useful life of this intangible asset as of March 31, 2023 is approximately 38.8 years. As of March 31, 2023 and December 31, 2022, the intangible asset was $41.0 million and $41.3 million, net of accumulated amortization of $1.3 million and $1.1 million, respectively, and is recorded within prepaid and other assets on the accompanying consolidated balance sheet. Amortization expense for the three months ended March 31, 2023 was $0.3 million. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

On April 1, 2022, we acquired the 96-room Kimpton Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for $35.6 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

On November 21, 2022, we acquired the 40-room Lake Austin Spa Resort located in Austin, Texas for $75.8 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

5. Debt

The following table sets forth information regarding the Company’s debt as of March 31, 2023 and December 31, 2022 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of March 31, 2023	Maturity Date	March 31, 2023	December 31, 2022
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	75,698	76,153
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	75,147	75,625
Hotel Clio mortgage loan	4.33%	July 2025	57,122	57,469
Westin Boston Seaport District mortgage loan	4.36%	November 2025	177,363	178,487
Unamortized debt issuance costs			(956)	(1,079)
Total mortgage debt, net of unamortized debt issuance costs			384,374	386,655

Unsecured term loan	SOFR + 1.35%	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35%	January 2025 (1)	300,000	300,000
Unamortized debt issuance costs			(796)	(862)
Unsecured term loans, net of unamortized debt issuance costs			799,204	799,138

Senior unsecured credit facility	SOFR + 1.40%	September 2026 (1)	—	—

Total debt, net of unamortized debt issuance costs			$1,183,578	$1,185,793
Weighted-Average Interest Rate (2)	4.88%
_______________________
(1)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(2)Weighted-average interest rate as of March 31, 2023 includes effect of interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2023, four of our 35 hotels were secured by mortgage debt.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of March 31, 2023 and December 31, 2022, we had $8.2 million and $2.9 million, respectively, held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. In April 2023, $6.8 million was released from cash traps. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility agreement matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Amended Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	March 31, 2023
Maximum leverage ratio (1)	60%	27.6%
Minimum fixed charge coverage ratio (2)	1.50x	3.36x
Secured recourse indebtedness	Less than 45% of Total Asset Value	10.5%
Unencumbered leverage ratio	60.0%	26.2%
Unencumbered implied debt service coverage ratio	1.20x	2.85x
_____________________________

(1)Leverage ratio is net indebtedness, as defined in the Credit Agreement, divided by total asset value, defined in the Credit Agreements as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Credit Agreements as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the Credit Agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

We incurred interest and unused fees on our revolving credit facilities of $0.3 million and $1.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. We incurred interest on the unsecured term loans of $10.3 million and $3.6 million for each of the three months ended March 31, 2023 and March 31, 2022, respectively.

6. Derivatives

As of March 31, 2023 and December 31, 2022 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2023	December 31, 2022
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	(43)	—
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	(41)	—
							$(84)	$—

As of March 31, 2023 and December 31, 2022 the Company had the following derivatives that were not designated as cash flow hedges of interest rate risk (in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2023	December 31, 2022
Senior unsecured term loans	Swap	2.21%	1-Month SOFR	December 28, 2022	October 18, 2023	$50,000	$713	$1,032
Senior unsecured term loans	Swap	1.63%	1-Month SOFR	November 28, 2022	July 25, 2024	$175,000	6,260	7,955
							$6,973	$8,987

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

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

The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial statements for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2023	2022
Loss recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$(84)	$—
Interest expense for derivatives that were designated as cash flow hedges	Interest expense	$(147)	$—
Interest expense for derivatives that were not designated as cash flow hedges	Interest expense	$469	$(6,544)

During the next twelve months, the Company estimates that less than $0.1 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments as of March 31, 2023 and December 31, 2022, in thousands, is as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,183,578	$1,149,657	$1,185,793	$1,148,533
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

8. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and two parking garages as of March 31, 2023. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of March 31, 2023, our operating leases have a weighted-average remaining lease term of 64 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations and comprehensive income, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,770	$2,786
Variable lease payments	$340	$230
Cash paid for amounts included in the measurement of operating lease liabilities	$983	$985

Maturities of lease liabilities as of March 31, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (excluding the three months ended March 31, 2023)	$2,975
2024	4,012
2025	4,072
2026	4,640
2027	4,783
Thereafter	754,898
Total lease payments	775,380
Less imputed interest	(663,943)
Total lease liabilities	$111,437

In April 2023, we acquired the fee simple interest in a land parcel underlying the parking structure at the Worthington Renaissance Fort Worth Hotel which had been subject to a ground lease for $1.8 million.

9. Equity

Common Shares

We are authorized by our charter to issue up to 400 million shares of common stock, $0.01 par value per share. Each outstanding share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders. Holders of our common stock are entitled to receive dividends out of assets legally available for the payment of dividends when authorized by our board of directors.

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program.

Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. During the three months ended March 31, 2023, we repurchased 56,400 shares of common stock at an average price of $7.26 per share for a total purchase price of $0.4 million. During the year ended December 31, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for a total purchase price of $12.3 million. As of May 5, 2023, we have $187.3 million of authorized capacity remaining under the share repurchase program.

Preferred Shares

We are authorized by our charter to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of March 31, 2023 and December 31, 2022, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemed Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan (as defined in Note 10 below) for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 10 for additional disclosures related to LTIP units.

There were 746,508 and 719,542 common OP units held by unaffiliated third parties and executive officers of the Company as of March 31, 2023 and December 31, 2022, respectively. There were 328,354 and 98,050 unvested LTIP units outstanding as of March 31, 2023 and December 31, 2022, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2023 and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 12, 2023	December 30, 2022	$0.06
April 12, 2023	March 31, 2023	$0.03

We have paid the following dividends to holders of our Series A Preferred Stock during 2023 and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625

10. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 5,659,699 shares as of March 31, 2023. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2023 to March 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,356,937	$9.47
Granted	247,762	8.94
Vested	(382,822)	9.60
Unvested balance at March 31, 2023	1,221,877	$9.32

The total unvested share awards as of March 31, 2023 are expected to vest as follows: 521,605 shares during 2024, 337,458 shares during 2025, 349,393 shares during 2026, 6,712 shares during 2027, and 6,709 shares during 2028. As of March 31, 2023, the unrecognized compensation cost related to restricted stock awards was $8.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 29 months. We recorded $1.1 million and $0.8 million of compensation expense related to restricted stock awards for each of the three months ended March 31, 2023 and 2022, respectively.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three or five years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Under this framework, 50% of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. The number of PSUs earned is limited to 100% of the PSU Target Award if the Company's total stockholder return is negative for the performance period. The improvement in market share for each of our hotels is generally measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized benchmarking service for the hospitality industry. There is no payout of shares of our common stock if the percentage of our hotels with market share improvements is less than 30%. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if the percentage of our hotels with market share improvements is greater than or equal to 75%.

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The grant date fair value of the portion of the PSUs based on our relative total stockholder return is determined using a Monte Carlo simulation performed by a third-party valuation firm. The grant date fair value of the portion of the PSUs based on hotel market share improvement is the closing price of our common stock on the grant date. The determination of the grant-date fair values of outstanding awards based on our relative stockholder return included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94

A summary of our PSUs from January 1, 2023 to March 31, 2023 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	950,653	$9.35
Granted	363,523	9.08
Additional units from dividends	6,521	8.75
Vested (1)	(299,766)	9.01
Unvested balance at March 31, 2023	1,020,931	$9.35
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2023 was equal to 103.36% of the PSU Target Award.

The total unvested PSUs as of March 31, 2023 are expected to vest as follows: 297,591 units during 2024, 324,510 units during 2025, 363,523 units during 2026, and 35,308 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2023, the unrecognized compensation cost related to the PSUs was $6.4 million and is expected to be recognized on a straight-line basis over a weighted average period of 30 months. We recorded $0.7 million and $0.2 million of compensation expense related to the PSUs for the three months ended March 31, 2023 and 2022, respectively.

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
A summary of our LTIP units from January 1, 2023 to March 31, 2023 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	98,050	$9.39
Granted	257,270	8.94
Vested (1)	(26,966)	9.58
Unvested balance at March 31, 2023	328,354	$9.02
______________________
(1)As of March 31, 2023, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of March 31, 2023 are expected to vest as follows: 41,183 during 2023, 14,217 during 2024, 2025, and 2026, respectively, and 14,216 during 2027. As of March 31, 2023, the unrecognized compensation cost related to LTIP unit awards was $2.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 39 months. We recorded $0.1 million and $0.2 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2023 and 2022, respectively.

11. Earnings Per Share

Basic EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is calculated by dividing net income available to common stockholders that has been adjusted for dilutive securities, by the weighted-average number of common shares outstanding including dilutive securities.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common stockholders	$6,702	$7,574
Dividends declared on unvested share-based compensation	—	—
Net income available to common stockholders	$6,702	$7,574
Denominator:
Weighted-average number of common shares outstanding—basic	211,411,519	212,491,561
Effect of dilutive securities:
Unvested restricted common stock	197,410	229,682
Shares related to unvested PSUs	205,793	429,575
Weighted-average number of common shares outstanding—diluted	211,814,722	213,150,818
Earnings per share:
Earnings per share available to common stockholders—basic	$0.03	$0.04
Earnings per share available to common stockholders—diluted	$0.03	$0.04

There were no unvested restricted common shares or PSUs excluded from the diluted weighted-average common shares outstanding for the three months ended March 31, 2023 and 2022.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income available to common stockholders.

12. Commitments and Contingencies

Litigation

We are subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business regarding the operation of our hotels and other Company matters. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on our financial condition or results of operations and comprehensive income. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a real estate investment trust (“REIT”) for U.S. federal income tax purposes that owns a portfolio of premium hotels and resorts. As of March 31, 2023, we owned a portfolio of 35 premium hotels and resorts that contain 9,607 guest rooms located in 24 different markets in the United States.

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

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including rooms revenue, food and beverage revenue and other revenue, which consists of parking, spa, resort fees, other guest services, and tenant leases, among other items.

Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other departmental and support expenses, management and franchise fees, and other property-level expenses. Rooms expense includes housekeeping and front office wages and payroll taxes, room supplies, laundry services and other costs. Food and beverage expense primarily includes the cost of food, beverages and associated labor costs. Other departmental and support expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, information technology systems, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. Other property-level expenses include property taxes, insurance, ground lease expense, and other fixed costs.

Key Indicators of Financial Condition and Operating Performance

We use a variety of operating and other information to evaluate the financial condition and operating performance of our business. These key indicators include financial information that is prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), as well as other financial information that is not prepared in accordance with U.S. GAAP. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels and/or our business as a whole. We periodically compare historical information to our internal budgets as well as industry-wide information. These key indicators include:

•Occupancy percentage;

•Average Daily Rate (“ADR”);

•Revenue per Available Room (“RevPAR”);

•Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”), and Adjusted EBITDA; and

•Funds From Operations (“FFO”) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the three months ended March 31, 2023 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, increasing inflation, increasing interest rates, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the success of our hotels' brands and managers.

We also use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

Our Hotels

The following tables set forth certain operating information for the three months ended March 31, 2023 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2022 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	39.5%	$188.98	$74.71	62.0%
Westin Boston Seaport District	Boston, Massachusetts	793	71.7%	203.87	146.25	40.3%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	67.2%	199.71	134.17	55.6%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	74.1%	196.60	145.65	16.6%
Westin San Diego Bayview	San Diego, California	436	73.9%	214.73	158.76	71.1%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	87.9%	348.32	306.27	3.7%
Westin Washington, D.C. City Center	Washington, D.C.	410	68.0%	214.83	146.02	135.4%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	403	49.0%	228.24	111.77	1.7%
The Hythe Vail	Vail, Colorado	344	84.2%	627.60	528.21	18.8%
Courtyard New York Manhattan/Midtown East	New York, New York	321	87.9%	233.43	205.28	61.6%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	62.6%	159.23	99.61	68.8%
The Gwen Hotel	Chicago, Illinois	311	65.2%	222.60	145.07	16.9%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	85.3%	193.29	164.87	30.4%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	61.6%	142.06	87.57	192.2%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	63.2%	165.81	104.76	13.5%
Hotel Palomar Phoenix	Phoenix, Arizona	242	73.7%	301.38	222.03	16.6%
Henderson Beach Resort	Destin, Florida	233	43.1%	361.12	155.70	(14.5)%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	80.9%	260.14	210.46	73.1%
Hotel Clio	Denver, Colorado	199	61.8%	298.34	184.29	14.0%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	93.5%	201.95	188.81	41.2%
Margaritaville Beach House Key West	Key West, Florida	186	85.1%	495.09	421.38	(20.9)%
The Lodge at Sonoma Resort	Sonoma, California	182	54.5%	361.03	196.63	11.5%
Courtyard Denver Downtown	Denver, Colorado	177	69.1%	178.98	123.67	36.4%
Renaissance Charleston Historic District Hotel	Charleston, South Carolina	167	84.5%	333.13	281.51	12.4%
Kimpton Shorebreak Resort	Huntington Beach, California	157	75.6%	292.14	220.94	3.5%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	52.8%	566.26	299.21	(1.9)%
Havana Cabana Key West	Key West, Florida	106	87.9%	379.67	333.90	(13.5)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	74.1%	813.34	602.42	(23.2)%
Hotel Emblem San Francisco	San Francisco, California	96	63.7%	284.99	181.55	79.6%
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	87.5%	273.10	239.00	9.2%
L'Auberge de Sedona	Sedona, Arizona	88	57.5%	958.17	550.94	(23.1)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	31.0%	362.47	112.33	(40.9)%
Orchards Inn Sedona	Sedona, Arizona	70	59.5%	291.48	173.50	(11.9)%
Lake Austin Spa Resort	Austin, Texas	40	55.7%	1,122.11	624.64	(23.0)%
Henderson Park Inn	Destin, Florida	37	42.5%	479.08	203.43	(34.5)%
TOTAL/WEIGHTED AVERAGE		9,607	66.9%	$277.86	$185.80	16.8%
____________________
(1)The percentage change from 2022 RevPAR reflects the comparable period in 2022 to our 2023 ownership period for our 2022 acquisitions.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Our results of operations for the three months ended March 31, 2023 improved relative to the three months ended March 31, 2022 as travel demand increased.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Rooms	$160.7	$132.2	$28.5	21.6%
Food and beverage	59.8	45.7	14.1	30.9%
Other	23.1	18.9	4.2	22.2%
Total revenues	$243.6	$196.8	$46.8	23.8%

Rooms revenues increased by $28.5 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to increases in occupancy. Additionally, the acquisitions of Tranquility Bay Beachfront Resort in January 2022, The Kimpton Shorebreak Fort Lauderdale Beach Resort in April 2022 and Lake Austin Spa Resort in November 2022 (collectively, our “2022 Acquisitions”) accounted for $4.3 million of the increase in rooms revenue.

The following are key hotel operating statistics for the three months ended March 31, 2023 and 2022. The 2022 operating statistics reflect the period in 2022 comparable to our ownership period in 2023 for hotels acquired in 2022.

	Three Months Ended March 31,
	2023	2022	% Change
Occupancy %	66.9%	56.1%	10.8%
ADR	$277.86	$283.72	(2.1)%
RevPAR	$185.80	$159.13	16.8%

Food and beverage revenues increased $14.1 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to an increase in banquet revenue. Additionally, our 2022 Acquisitions contributed to the increase in food and beverage revenues by $0.9 million.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $4.2 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to increases in resort fees and parking revenues, partially offset by a decline in attrition and cancellation revenue. Additionally, our 2022 Acquisitions contributed to the increase in other revenues by $2.9 million.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Rooms	40,203	33,830	6,373	18.8%
Food and beverage	43,150	33,221	9,929	29.9%
Other departmental and support expenses	61,968	48,537	13,431	27.7%
Management fees	4,988	4,020	968	24.1%
Franchise fees	8,077	5,810	2,267	39.0%
Other property-level expenses	24,117	21,972	2,145	9.8%
Total hotel operating expenses	$182,503	$147,390	$35,113	23.8%

Our hotel operating expenses increased $35.1 million from the three months ended March 31, 2022 to the three months ended March 31, 2023 primarily due to increases in occupancy and the related labor costs. Additionally, our 2022 Acquisitions contributed to the increase in hotel operating expenses by $6.2 million.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.8 million, or 3.1%, from the three months ended March 31, 2022 primarily due to our 2022 Acquisitions, as well as the renovations and rebrandings that were completed in 2022.

Impairment losses. During the three months ended March 31, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon entering into purchase agreements during the three months ended March 31, 2022 to acquire four third-party owned units. No impairment losses were recorded during the three months ended March 31, 2023.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.9 million, or 31.7%, from $6.0 million for the three months ended March 31, 2022 to $7.9 million for the three months ended March 31, 2023, primarily due to increases in employee-related costs. Additionally, during the first quarter of 2022, we recognized the reversal of compensation expense resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

Business interruption insurance income. During the three months ended March 31, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021.

Interest expense. Our interest expense increased $13.1 million, from $4.1 million for the three months ended March 31, 2022 to $17.2 million for the three months ended March 31, 2023, and was comprised of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Mortgage debt interest	$4.1	$6.0
Unsecured term loan interest	10.3	3.6
Credit facility interest and unused fees	0.3	1.3
Amortization of debt issuance costs and debt premium	0.5	0.7
Interest rate swap mark-to-market and net settlements	2.0	(7.5)
	$17.2	$4.1

The increase in interest expense is primarily related to rising interest rates on our variable rate debt, our new unsecured term loans that we entered into in September 2022, and the change in the fair value of our interest rate swaps not designated as cash flow hedges.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2023, we had $8.2 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. In April 2023, $6.8 million was released from cash traps. We do not expect that such cash traps will affect our ability to satisfy our short-term liquidity requirements.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations, and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, certain redemption of limited operating partnership units (“common OP units”), ground lease payments, share repurchases, and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2023, we had $1.2 billion of debt outstanding with a weighted average interest rate of 4.88% and a weighted average maturity date of approximately 3.2 years. We have limited near-term mortgage debt maturities and 31 of our 35 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program.
Share Repurchase Program
Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 2025. During the three months ended March 31, 2023, we repurchased 56,400 shares of common stock at an average price of $7.26 per share for a total purchase price of $0.4 million. Information about our share repurchase program is in Note 9 to the accompanying consolidated financial statements.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility agreement matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures on January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of March 31, 2023, we had $76.5 million of unrestricted cash, $46.0 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $58.1 million for the three months ended March 31, 2023. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $21.6 million for the three months ended March 31, 2023, which consisted of capital expenditures at our hotels.

Our net cash used in financing activities was $21.1 million for the three months ended March 31, 2023, which consisted of $12.8 million of distributions paid to holders of common stock and common units, $2.5 million of distributions paid to holders of preferred stock, $2.4 million of scheduled mortgage debt principal payments, $3.0 million of shares repurchased for the payment of tax withholding obligations upon the vesting of restricted stock, and $0.4 million of shares repurchased under our share repurchase program.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2023 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2023 will be scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses, potential hotel acquisitions, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 12, 2023	December 30, 2022	$0.06
April 12, 2023	March 31, 2023	$0.03

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2023, we have set aside $31.6 million for capital projects in property improvement funds, which are included in restricted cash.

In 2023, we expect to spend $100 million to $115 million on capital improvements at our hotels. We invested approximately $21.6 million in capital improvements at our hotels during the three months ended March 31, 2023. Significant projects in 2023 include the following:

•Hilton Boston Downtown/Faneuil Hall: We commenced a comprehensive renovation in the fourth quarter of 2022 to reposition the hotel as an experiential lifestyle property with completion expected in mid-2023.
•Hilton Burlington Lake Champlain: We commenced a repositioning of the hotel to rebrand it as a Curio Collection hotel. The repositioning is expected to be completed in the third quarter of 2023 and includes a new restaurant concept by a well-known, award-winning chef.
•Salt Lake City Marriott: We commenced a renovation of the guestrooms, which is expected to be completed in the third quarter of 2023.
•Bourbon Orleans Hotel: We expect to commence a renovation of the public areas and a refresh of the guestrooms in the second half of 2023.

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

Use and Limitations of Non-GAAP Financial Measures

Our management and Board of Directors use EBITDA, EBITDAre, Adjusted EBITDA, FFO and Adjusted FFO to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. The use of these non-GAAP financial measures has certain limitations. These non-GAAP financial measures as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable U.S. GAAP financial measures, and our consolidated statements of operations and comprehensive income and cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

The Company computes FFO in accordance with standards established by Nareit, which defines FFO as net income determined in accordance with U.S. GAAP, excluding gains or losses from sales of properties and impairment losses, plus real estate related depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate related depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its operating results.

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
•Hotel Pre-Opening Costs: We exclude the pre-opening costs associated with the redevelopment or rebranding of a hotel because we believe these items do not reflect the ongoing performance of the Company or our hotels.
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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022

Net income	$9,188	$10,060
Interest expense	17,172	4,119
Income tax benefit	(226)	(54)
Real estate related depreciation and amortization	27,472	26,655
EBITDA	53,606	40,780
Impairment losses	—	2,843
EBITDAre	53,606	43,623
Non-cash lease expense and other amortization	1,550	1,568
Hotel pre-opening costs	216	—
Hotel manager transition items	—	249
Severance costs (1)	—	(532)
Adjusted EBITDA	$55,372	$44,908
____________________

(1)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations and comprehensive income.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2023	2022

Net income	9,188	$10,060
Real estate related depreciation and amortization	27,472	26,655
Impairment losses	—	2,843
FFO	36,660	39,558
Distributions to preferred stockholders	(2,454)	(2,454)
FFO available to common stock and unit holders	34,206	37,104
Non-cash lease expense and other amortization	1,550	1,568
Hotel pre-opening costs	216	—
Hotel manager transition items	—	249
Severance costs (1)	—	(532)
Fair value adjustments to interest rate swaps	2,014	(7,502)
Adjusted FFO available to common stock and unit holders	$37,986	$30,887
____________________

(1)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations and comprehensive income.

Critical Accounting Estimates and Policies

Our unaudited consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

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

Inflation has increased recently to levels not seen in years. The United States Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2023 was $1.2 billion, of which $425.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.5 million annually.

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

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

We are subject to various claims, lawsuits and legal proceedings, including routine litigation arising in the ordinary course of business regarding the operation of our hotels and other company matters. While it is not possible to ascertain the ultimate outcome of such matters, management believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance will not have a material adverse impact on our financial condition or results of operations. The outcome of claims, lawsuits and legal proceedings brought against the Company, however, is subject to significant uncertainties.

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2023	85,776 (2)	$8.04	—	$187,744
February 1 - February 28, 2023	164,095 (2)	$8.90	—	$187,744
March 1 - March 31, 2023	56,400	$7.26	56,400	$187,335

(1)Represents amounts available under the Company's $200.0 million share repurchase program approved by the board of directors on September 29, 2022. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. The share repurchase program expires on February 28, 2025.
(2)Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

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

May 5, 2023

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)