Form 10-Q
period 2023-06-30
DiamondRock Hospitality Co
filed 2023-08-04
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 209,627,197 shares of its $0.01 par value common stock outstanding as of August 4, 2023.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Property and equipment, net	$2,740,395	$2,748,476
Right-of-use assets	97,834	99,047
Restricted cash	37,535	39,614
Due from hotel managers	164,193	176,708
Prepaid and other assets	86,224	76,131
Cash and cash equivalents	98,556	67,564
Total assets	$3,224,737	$3,207,540
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$382,157	$386,655
Unsecured term loans, net of unamortized debt issuance costs	799,271	799,138
Senior unsecured credit facility	—	—
Total debt	1,181,428	1,185,793

Lease liabilities	111,233	110,875
Due to hotel managers	119,706	123,682
Deferred rent	67,260	65,097
Unfavorable contract liabilities, net	60,240	61,069
Accounts payable and accrued expenses	39,811	43,120
Distributions declared and unpaid	6,437	12,946
Deferred income related to key money, net	8,565	8,780
Total liabilities	1,594,680	1,611,362
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 209,589,638 and 209,374,830 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,095	2,094
Additional paid-in capital	2,287,348	2,288,433
Accumulated other comprehensive income	3,830	—
Distributions in excess of earnings	(670,063)	(700,694)
Total stockholders’ equity	1,623,258	1,589,881
Noncontrolling interests	6,799	6,297
Total equity	1,630,057	1,596,178
Total liabilities and equity	$3,224,737	$3,207,540
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Revenues:
Rooms	$197,318	$193,025	$357,991	$325,195
Food and beverage	68,369	68,606	128,146	114,354
Other	25,560	19,776	48,663	38,691
Total revenues	291,247	281,407	534,800	478,240
Operating Expenses:
Rooms	45,116	42,645	85,319	76,475
Food and beverage	45,908	43,471	89,058	76,692
Other departmental and support expenses	65,445	59,521	127,413	108,058
Management fees	6,885	6,312	11,873	10,332
Franchise fees	9,403	8,693	17,480	14,503
Other property-level expenses	26,934	20,977	51,051	42,949
Depreciation and amortization	27,840	27,389	55,312	54,044
Impairment losses	941	—	941	2,843
Corporate expenses	8,284	8,726	16,151	14,759
Business interruption insurance income	(110)	—	(110)	(499)
Total operating expenses, net	236,646	217,734	454,488	400,156
Interest expense	15,567	9,675	32,739	13,794
Interest (income) and other (income) expense, net	(522)	606	(945)	892
Total other expenses, net	15,045	10,281	31,794	14,686
Income before income taxes	39,556	53,392	48,518	63,398
Income tax expense	(422)	(691)	(196)	(637)
Net income	39,134	52,701	48,322	62,761
Less: Net income attributable to noncontrolling interests	(169)	(184)	(201)	(216)
Net income attributable to the Company	38,965	52,517	48,121	62,545
Distributions to preferred stockholders	(2,454)	(2,454)	(4,908)	(4,908)
Net income attributable to common stockholders	$36,511	$50,063	$43,213	$57,637
Earnings per share:
Earnings per share available to common stockholders—basic	$0.17	$0.24	$0.20	$0.27
Earnings per share available to common stockholders—diluted	$0.17	$0.23	$0.20	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Comprehensive Income:
Net income	$39,134	$52,701	$48,322	$62,761
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	3,467	—	3,383	—
Unrealized gain on Rabbi Trust assets	210	—	447	—
Comprehensive income	42,811	52,701	52,152	62,761
Comprehensive income attributable to noncontrolling interests	(151)	(184)	(183)	(216)
Comprehensive income attributable to the Company	$42,660	$52,517	$51,969	$62,545

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	—	$(700,694)	$1,589,881	$6,297	$1,596,178
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,295)	(6,295)	(32)	(6,327)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	804,541	—	1,827	—	—	1,827	140	1,967
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	6	(3,029)	—	—	(3,023)	—	(3,023)
Common stock repurchased and retired	—	—	(56,400)	(2)	(407)	—	—	(409)	—	(409)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(84)	—	(84)	—	(84)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	237	—	237	—	237
Net income	—	—	—	—	—	—	9,156	9,156	32	9,188
Balance at March 31, 2023	4,760,000	$48	209,789,192	$2,098	$2,286,824	$153	$(700,287)	$1,588,836	$6,437	$1,595,273
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,287)	(6,287)	(32)	(6,319)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	62,500	—	2,535	—	—	2,535	225	2,760
Common stock repurchased and retired	—	—	(262,054)	(3)	(2,011)	—	—	(2,014)	—	(2,014)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	3,467	—	3,467	—	3,467
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	210	—	210	—	210
Net income	—	—	—	—	—	—	38,965	38,965	169	39,134
Balance at June 30, 2023	4,760,000	$48	209,589,638	$2,095	$2,287,348	$3,830	$(670,063)	$1,623,258	$6,799	$1,630,057

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	—	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	114,210	—	951	—	—	951	209	1,160
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	—	2	(812)	—	—	(810)	—	(810)
Net income	—	—	—	—	—	—	10,028	10,028	32	10,060
Balance at March 31, 2022	4,760,000	$48	210,861,105	$2,109	$2,294,129	$—	$(773,357)	$1,522,929	$5,991	$1,528,920
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	54,910	—	2,684	—	—	2,684	65	2,749
Redemption of Operating Partnership Units	—	—	7,000	—	51	—	—	51	(51)	—
Net income	—	—	—	—	—	—	52,517	52,517	184	52,701
Balance at June 30, 2022	4,760,000	$48	210,923,015	$2,109	$2,296,864	$—	$(723,294)	$1,575,727	$6,189	$1,581,916

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$48,322	$62,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,312	54,044
Corporate asset depreciation as corporate expenses	99	115
Non-cash lease expense and other amortization	3,087	3,124
Non-cash interest rate swap fair value adjustment	2,033	(10,222)
Amortization of debt issuance costs	1,026	1,310
Impairment losses	941	2,843
Amortization of deferred income related to key money	(215)	(207)
Share-based compensation	4,727	3,927
Changes in assets and liabilities:
Prepaid expenses and other assets	(5,940)	(8,933)
Due to/from hotel managers	8,540	(33,936)
Accounts payable and accrued expenses	(3,508)	659
Net cash provided by operating activities	114,424	75,485
Cash flows from investing activities:
Capital expenditures	(47,928)	(28,031)
Acquisition of interest in land	(1,829)	—
Property acquisitions	—	(106,184)
Purchase deposits	(1,500)	—
Receipt of deferred key money	—	1,000
Net cash used in investing activities	(51,257)	(133,215)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(4,744)	(7,844)
Draws on senior unsecured credit facility	—	110,000
Payment of financing costs	—	(120)
Distributions on common stock and units	(19,156)	(10)
Distributions on preferred stock	(4,908)	(4,908)
Repurchase of common stock	(2,423)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(3,023)	(828)
Net cash (used in) provided by financing activities	(34,254)	96,290
Net increase in cash, cash equivalents, and restricted cash	28,913	38,560
Cash, cash equivalents, and restricted cash at beginning of period	107,178	75,507
Cash, cash equivalents, and restricted cash at end of period	$136,091	$114,067

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$29,314	$24,389
Cash paid for income taxes, net	$1,833	$3,261
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,437	$9
Accrued capital expenditures	$6,153	$8,672
Redemption of Operating Partnership units for common stock	$—	$51

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$98,556	$67,564
Restricted cash	37,535	39,614
Total cash, cash equivalents and restricted cash	$136,091	$107,178

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in major urban markets and in destination resort locations, and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. As of June 30, 2023, we owned 35 hotels with 9,617 guest rooms.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.6% of the limited partnership units (“common OP units”) of our operating partnership as of June 30, 2023. The remaining 0.4% of the common OP units are held by third parties and executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not effect the Company's financial position, results of operations, or cash flows. An adjustment has been made to the consolidated statements of operations for the year ended December 31, 2022 for presentation of other department and support expenses and other property-level expenses.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, we had a valuation allowance of $9.8 million and $11.0 million, respectively, on our deferred tax assets.

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

We had no accruals for tax uncertainties as of June 30, 2023 and December 31, 2022.

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

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. For derivative instruments for which we have not elected hedge accounting, changes in the fair value of derivatives are recorded each period and are included in interest expense in the consolidated statements of operations and comprehensive income. For derivative instruments for which we have elected hedge accounting treatment, unrealized gains and losses of hedging instruments are reported in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

Debt issuance costs related to our Credit Agreement (defined in Note 5) are included within prepaid and other assets on the accompanying consolidated balance sheets. These debt issuance costs are amortized ratably over the term of the Credit Agreement, regardless of whether there are any outstanding borrowings, and the amortization is included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

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

Options to extend or terminate the lease are included in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Variable payments that are based on an index or a rate are included in the recognition of our right-of-use assets and lease liabilities using the index or rate at lease commencement; however, changes to these lease payments due to rate or index updates are recorded as rent expense in the period incurred. Contingent rentals based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and right-of-use asset but will be recognized as variable lease expense when they are incurred. Leases that contain provisions that increase the fixed minimum lease payments based on previously incurred variable lease payments related to performance will be remeasured, as these payments now represent an increase in the fixed minimum payments for the remainder of the lease term. However, leases with provisions that increase minimum lease payments based on changes in a reference index or rate (e.g. Consumer Price Index) will not be remeasured as such changes do not constitute a resolution of a contingency. If we purchase an underlying asset prior to the termination of the lease term, the right-of-use asset and related lease liability is reversed and the net gain or loss is recorded as part of the acquisition basis.

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

3. Property and Equipment

Property and equipment as of June 30, 2023 and December 31, 2022 consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$579,528	$577,861
Land improvements	7,994	7,994
Buildings and site improvements	2,834,377	2,798,654
Furniture, fixtures and equipment	551,816	525,901
Construction in progress	15,917	32,422
	3,989,632	3,942,832
Less: accumulated depreciation	(1,249,237)	(1,194,356)
	$2,740,395	$2,748,476

As of June 30, 2023 and December 31, 2022, we had accrued capital expenditures of $6.2 million and $8.0 million, respectively. During the six months ended June 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable.

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

We recognized a $45.2 million right-to-manage intangible asset related to the RMAs that were purchased as part of the acquisition. We estimated the fair value of the right-to-manage intangible using a discounted cash flow model, which calculated a present value of expected future cash flows over the remaining term of agreements, including expected renewal periods, with a discount rate of 12% and reversion rate of 9.25%. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. The remaining useful life of this intangible asset as of June 30, 2023 is approximately 38.5 years. As of June 30, 2023 and December 31, 2022, the intangible asset was $40.8 million and $41.3 million, net of accumulated amortization of $1.6 million and $1.1 million, respectively, and is recorded within prepaid and other assets on the accompanying consolidated balance sheet. Amortization expense for the three and six months ended June 30, 2023 was $0.3 million and $0.5 million, respectively. Amortization expense for the three and six months ended June 30, 2022 was $0.3 million and $0.6 million, respectively. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

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

5. Debt

The following table sets forth information regarding the Company’s debt as of June 30, 2023 and December 31, 2022 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of June 30, 2023	Maturity Date	June 30, 2023	December 31, 2022
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	75,255	76,153
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	74,681	75,625
Hotel Clio mortgage loan	4.33%	July 2025	56,784	57,469
Westin Boston Seaport District mortgage loan	4.36%	November 2025	176,270	178,487
Unamortized debt issuance costs			(833)	(1,079)
Total mortgage debt, net of unamortized debt issuance costs			382,157	386,655

Unsecured term loan	SOFR + 1.35%	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35%	January 2025 (1)	300,000	300,000
Unamortized debt issuance costs			(729)	(862)
Unsecured term loans, net of unamortized debt issuance costs			799,271	799,138

Senior unsecured credit facility	SOFR + 1.40%	September 2026 (1)	—	—

Total debt, net of unamortized debt issuance costs			$1,181,428	$1,185,793
Weighted-Average Interest Rate (2)	4.88%
_______________________
(1)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(2)Weighted-average interest rate as of June 30, 2023 includes effect of interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2023, four of our 35 hotels were secured by mortgage debt. One of our mortgage loans matures within one year. The principal balance of this mortgage loan is $75.3 million as of June 30, 2023. We intend to repay mortgage debt using cash flow from operations or available capacity on our senior unsecured credit facility, which is sufficient to meet the principal due within the next twelve months.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, we had $2.9 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. As of June 30, 2023, all cash traps had been released.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	June 30, 2023
Maximum leverage ratio (1)	60%	28.0%
Minimum fixed charge coverage ratio (2)	1.50x	3.19x
Secured recourse indebtedness	Less than 45% of Total Asset Value	10.8%
Unencumbered leverage ratio	60.0%	27.6%
Unencumbered implied debt service coverage ratio	1.20x	2.70x
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

The components of the Company's interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage debt interest	$4,111	$6,057	$8,202	$12,090
Unsecured term loan interest	10,608	3,835	20,848	7,464
Credit facility interest and unused fees	317	1,845	630	3,152
Amortization of debt issuance costs and debt premium	512	658	1,026	1,310
Interest rate swap mark-to-market	19	(2,720)	2,033	(10,222)
	$15,567	$9,675	$32,739	$13,794

6. Derivatives

As of June 30, 2023 and December 31, 2022 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2023	December 31, 2022
Senior unsecured term loans	Swap (1)	2.21%	SOFR	December 28, 2022	October 18, 2023	$87,500	3,275	3,979
Senior unsecured term loans	Swap (1)	2.21%	SOFR	December 28, 2022	October 18, 2023	$87,500	3,272	3,976
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$25,000	228	517
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$25,000	227	515
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	1,751	—
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	1,584	—
							$10,337	$8,987
______________________
(1)Swap was designated as cash flow hedge as of April 1, 2023.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

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

The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial statements for the three months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2023	2022	2023	2022
Gain recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$3,467	$—	$3,383	$—
Interest income for derivatives that were designated as cash flow hedges	Interest expense	$(2,395)	$—	$(2,542)	$—
Interest expense (income) for derivatives that were not designated as cash flow hedges	Interest expense	$—	$(2,099)	$469	$(8,643)

During the next twelve months, the Company estimates that $4.2 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments as of June 30, 2023 and December 31, 2022, in thousands, is as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,181,428	$1,153,773	$1,185,793	$1,148,533
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

8. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking area as of June 30, 2023. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of June 30, 2023, our operating leases have a weighted-average remaining lease term of 64 years and a weighted-average discount rate of 5.77%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations and comprehensive income, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,754	$2,787	$5,524	$5,573
Variable lease payments	$417	$533	$757	$763
Cash paid for amounts included in the measurement of operating lease liabilities	$978	$994	$1,961	$1,979

Maturities of lease liabilities as of June 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (excluding the six months ended June 30, 2023)	$1,963
2024	3,966
2025	4,026
2026	4,594
2027	4,737
Thereafter	752,819
Total lease payments	772,105
Less imputed interest	(660,872)
Total lease liabilities	$111,233

On April 20, 2023, we acquired the fee simple interest in a land parcel underlying the parking structure at the Worthington Renaissance Fort Worth Hotel, which had been subject to a ground lease, for $1.8 million.

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

Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases or privately negotiated transactions, all in compliance with the rules of the United States Securities and Exchange Commission and other applicable legal requirements. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. During the six months ended June 30, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for a total purchase price of $2.4 million. During the year ended December 31, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for a total purchase price of $12.3 million. As of August 4, 2023, we have $185.3 million of authorized capacity remaining under the share repurchase program.

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

As of June 30, 2023 and December 31, 2022, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Operating Partnership Units

In connection with our acquisition of Cavallo Point in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions.

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

There were 746,508 and 719,542 common OP units held by unaffiliated third parties and executive officers of the Company as of June 30, 2023 and December 31, 2022, respectively. There were 328,354 and 98,050 unvested LTIP units outstanding as of June 30, 2023 and December 31, 2022, respectively.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2023 and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 12, 2023	December 30, 2022	$0.06
April 12, 2023	March 31, 2023	$0.03
July 12, 2023	June 30, 2023	$0.03

We have paid the following dividends to holders of our Series A Preferred Stock during 2023 and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625
June 30, 2023	June 20, 2023	$0.515625

10. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), of which we have issued or committed to issue 5,735,185 shares as of June 30, 2023. In addition to these shares, additional shares of common stock could be issued in connection with the performance stock unit awards as further described below.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2023 to June 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,356,937	$9.47
Granted	247,762	8.94
Vested	(382,822)	9.60
Forfeited	(12,014)	9.16
Unvested balance at June 30, 2023	1,209,863	$9.32

The total unvested restricted stock awards as of June 30, 2023 are expected to vest as follows: 516,903 shares during 2024, 332,756 shares during 2025, 346,783 shares during 2026, 6,712 shares during 2027, and 6,709 shares during 2028. As of June 30, 2023, the unrecognized compensation cost related to restricted stock awards was $7.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $1.0 million and $1.2 million of compensation expense related to restricted stock awards for each of the three months ended June 30, 2023 and 2022, respectively. We recorded $2.1 million and $2.0 million of compensation expense related to restricted stock awards for each of the six months ended June 30, 2023 and 2022, respectively.
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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94

A summary of our PSUs from January 1, 2023 to June 30, 2023 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	950,653	$9.35
Granted	363,523	9.08
Additional units from dividends	10,322	$8.50
Vested (1)	(299,766)	9.01
Unvested balance at June 30, 2023	1,024,732	$9.35
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2023 was equal to 103.36% of the PSU Target Award.

The total unvested PSUs as of June 30, 2023 are expected to vest as follows: 298,698 units during 2024, 325,718 units during 2025, 364,877 units during 2026, and 35,439 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2023, the unrecognized compensation cost related to the PSUs was $5.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.8 million and $0.7 million of compensation expense related to the PSUs for the three months ended June 30, 2023 and 2022, respectively. We recorded $1.5 million and $0.9 million of compensation expense related to the PSUs for the six months ended June 30, 2023 and 2022, respectively

LTIP Units

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
A summary of our LTIP units from January 1, 2023 to June 30, 2023 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	98,050	$9.39
Granted	257,270	8.94
Vested (1)	(26,966)	9.58
Unvested balance at June 30, 2023	328,354	$9.02
______________________
(1)As of June 30, 2023, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of June 30, 2023 are expected to vest as follows: 14,217 during 2023, 99,974 during 2024 and 2025, respectively, 99,973 during 2026, and 14,216 during 2027. As of June 30, 2023, the unrecognized compensation cost related to LTIP unit awards was $2.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 36 months. We recorded $0.2 million and $0.1 million of compensation expense related to LTIP unit awards for the three months ended June 30, 2023 and 2022, respectively. We recorded $0.4 million and $0.3 million of compensation expense related to LTIP unit awards for the six months ended June 30, 2023 and 2022, respectively.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	6	2022
Numerator:
Net income attributable to common stockholders	$36,511	$50,063	$43,213		$57,637
Dividends declared on unvested share-based compensation	—	—	—		—
Net income available to common stockholders	$36,511	$50,063	$43,213		$57,637
Denominator:
Weighted-average number of common shares outstanding—basic	211,673,828	212,834,222	211,543,398		212,663,838
Effect of dilutive securities:
Unvested restricted common stock	233,614	303,062	247,680		244,911
Shares related to unvested PSUs	254,508	383,422	301,512		370,425
Weighted-average number of common shares outstanding—diluted	212,161,950	213,520,706	212,092,590		213,279,174
Earnings per share:
Earnings per share available to common stockholders—basic	$0.17	$0.24	$0.20		$0.27
Earnings per share available to common stockholders—diluted	$0.17	$0.23	$0.20		$0.27

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

13. Subsequent Events

On August 1, 2023, we acquired the 117-room Chico Hot Springs Resort located in Pray, Montana for $33.0 million. The acquisition was funded with corporate cash. As of June 30, 2023, we had funded $1.5 million in purchase deposits for this acquisition.

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
•risks and uncertainties associated with our obligations under our management agreements and franschise agreements;
•risks associated with the increase in labor costs at our hotels;
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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a real estate investment trust (“REIT”) for U.S. federal income tax purposes that owns a portfolio of premium hotels and resorts. As of June 30, 2023, we owned a portfolio of 35 premium hotels and resorts that contain 9,617 guest rooms located in 24 different markets in the United States.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 67% of our total revenues for the six months ended June 30, 2023 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following tables set forth certain operating information for the six months ended June 30, 2023 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2022 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	55.2%	$243.61	$134.56	31.6%
Westin Boston Seaport District	Boston, Massachusetts	793	81.6%	239.76	195.76	20.8%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	64.1%	195.54	125.36	24.5%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	76.6%	197.81	151.51	14.8%
Westin San Diego Bayview	San Diego, California	436	77.0%	210.13	161.75	22.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	80.8%	307.21	248.15	(2.8)%
Westin Washington, D.C. City Center	Washington, D.C.	410	73.0%	234.16	171.01	36.0%
Hilton Boston Downtown/Faneuil Hall	Boston, Massachusetts	403	69.2%	292.45	202.29	2.8%
The Hythe Vail	Vail, Colorado	344	59.1%	520.67	307.67	15.0%
Courtyard New York Manhattan/Midtown East	New York, New York	321	90.2%	292.46	263.73	24.7%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	68.0%	154.36	105.04	36.6%
The Gwen Hotel	Chicago, Illinois	311	71.8%	286.85	206.01	7.1%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	85.5%	238.67	204.00	0.4%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	70.9%	165.60	117.35	78.9%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	71.1%	208.51	148.29	9.1%
Henderson Beach Resort	Destin, Florida	243	58.7%	450.86	264.61	(18.2)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	75.9%	251.11	190.70	14.5%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	82.3%	250.91	206.55	42.7%
Hotel Clio	Denver, Colorado	199	68.0%	313.65	213.28	10.9%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	94.1%	254.77	239.68	15.6%
Margaritaville Beach House Key West	Key West, Florida	186	87.6%	444.25	388.99	(15.8)%
The Lodge at Sonoma Resort	Sonoma, California	182	59.9%	435.66	260.85	(1.0)%
Courtyard Denver Downtown	Denver, Colorado	177	76.2%	209.18	159.47	15.9%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	89.3%	365.12	326.19	2.1%
Kimpton Shorebreak Resort	Huntington Beach, California	157	79.5%	316.01	251.10	(2.9)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	54.8%	591.51	324.01	(12.4)%
Havana Cabana Key West	Key West, Florida	106	87.3%	336.84	294.11	(14.0)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	77.0%	735.05	565.82	(20.6)%
Hotel Emblem San Francisco	San Francisco, California	96	65.3%	252.09	164.54	8.1%
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	76.4%	242.58	185.27	(0.6)%
L'Auberge de Sedona	Sedona, Arizona	88	62.7%	969.79	608.25	(22.9)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	40.8%	379.67	155.02	(24.4)%
Orchards Inn Sedona	Sedona, Arizona	70	64.7%	297.81	192.81	(13.4)%
Lake Austin Spa Resort	Austin, Texas	40	61.3%	1,110.65	680.96	(16.2)%
Henderson Park Inn	Destin, Florida	37	65.0%	615.29	399.75	(18.2)%
TOTAL/WEIGHTED AVERAGE		9,617	71.8%	$286.47	$205.73	7.2%
____________________
(1)The percentage change from 2022 RevPAR reflects the comparable period in 2022 to our 2023 ownership period for our 2022 acquisitions.

Results of Operations

At June 30, 2023 and 2022, we owned 34 and 35 hotels, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and six months ended June 30, 2023 and 2022. The properties detailed in the table below are hereinafter referred to as “non-comparable properties” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Tranquility Bay Beachfront Resort	Marathon, Florida	January 6, 2022
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	April 1, 2022
Lake Austin Spa Resort	Austin, Texas	November 21, 2022

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Rooms	$197.3	$193.0	$4.3	2.2%
Food and beverage	68.4	68.6	(0.2)	(0.3)%
Other	25.5	19.8	5.7	28.8%
Total revenues	$291.2	$281.4	$9.8	3.5%

Rooms revenues increased by $4.3 million from the three months ended June 30, 2022 to the three months ended June 30, 2023, $2.7 million of which was due to non-comparable properties. The remaining increase of $1.6 million was the result of improved occupancy and ADR at our urban hotels as group and corporate business continued to improve, partially offset by declines in occupancy and ADR at our resort hotels due to the normalizing of leisure demand.

The following are key hotel operating statistics for the three months ended June 30, 2023 and 2022. The 2022 operating statistics reflect the period in 2022 comparable to our ownership period in 2023 for hotels acquired in 2022.

	Three Months Ended June 30,
	2023	2022	% Change
Occupancy %	76.7%	74.8%	1.9%
ADR	$293.87	$300.12	(2.1)%
RevPAR	$225.47	$224.49	0.4%

Food and beverage revenues decreased $0.2 million from the three months ended June 30, 2022 to the three months ended June 30, 2023, primarily due to non-comparable properties. Food and beverage revenues at our comparable properties were flat to 2022.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $5.7 million from the three months ended June 30, 2022 to the three months ended June 30, 2023, $3.1 million of which was due to non-comparable properties. The remaining increase of $2.6 million was primarily due to increases in attrition and cancellation revenue, resort fees, and parking revenues at our comparable properties.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Rooms	45,116	42,645	2,471	5.8%
Food and beverage	45,908	43,471	2,437	5.6%
Other departmental and support expenses	65,445	59,521	5,924	10.0%
Management fees	6,885	6,312	573	9.1%
Franchise fees	9,403	8,693	710	8.2%
Other property-level expenses	26,934	20,977	5,957	28.4%
Total hotel operating expenses	$199,691	$181,619	$18,072	10.0%

Our hotel operating expenses increased $18.1 million from the three months ended June 30, 2022 to the three months ended June 30, 2023, $4.1 million of which was due to non-comparable properties. The remaining increase in hotel operating expenses was primarily due to increased staffing levels, wage rates and benefit costs. Other property-level expenses increased due to increases in property taxes and insurance premiums.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.5 million, or 1.6%, from the three months ended June 30, 2022 primarily due to properties acquired during 2022.

Impairment losses. During the three months ended June 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment loss was recorded during the three months ended June 30, 2022.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses decreased $0.4 million, or 4.6%, from $8.7 million for the three months ended June 30, 2022 to $8.3 million for the three months ended June 30, 2023, primarily due to decreases in legal and other professional fees.

Business interruption insurance income. During the three months ended June 30, 2023, we recognized $0.1 million of business interruption insurance income related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. No business interruption insurance income was recorded during the three months ended June 30, 2022.

Interest expense. Our interest expense increased $5.9 million, from $9.7 million for the three months ended June 30, 2022 to $15.6 million for the three months ended June 30, 2023, and was comprised of the following (in millions):

	Three Months Ended June 30,
	2023	2022
Mortgage debt interest	$4.1	$6.1
Unsecured term loan interest	10.6	3.8
Credit facility interest and unused fees	0.3	1.9
Amortization of debt issuance costs and debt premium	0.6	0.6
Interest rate swap mark-to-market	—	(2.7)
	$15.6	$9.7

The increase in interest expense is primarily related to rising interest rates on our variable rate debt, our unsecured term loans that we entered into in September 2022 and the conversion of certain of our interest rate swaps to cash flow hedges during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Our results of operations for the six months ended June 30, 2023 improved relative to the six months ended June 30, 2022 as group and corporate travel demand increased.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Rooms	$358.0	$325.2	$32.8	10.1%
Food and beverage	128.1	114.4	13.7	12.0%
Other	48.7	38.6	10.1	26.2%
Total revenues	$534.8	$478.2	$56.6	11.8%

Rooms revenues increased by $32.8 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, $7.0 million of which was due to non-comparable properties. The remaining increase of $25.8 million was the result of improved occupancy and ADR at our urban hotels as group and corporate business continued to improve, partially offset by declines in occupancy and ADR at our resort hotels due to the normalizing of leisure demand.

The following are key hotel operating statistics for the six months ended June 30, 2023 and 2022. The 2022 operating statistics reflect the period in 2022 comparable to our ownership period in 2023 for hotels acquired in 2022.

	Six Months Ended June 30,
	2023	2022	% Change
Occupancy %	71.8%	65.5%	6.3%
ADR	$286.47	$293.14	(2.3)%
RevPAR	$205.73	$191.99	7.2%

Food and beverage revenues increased $13.7 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, of which $1.1 million was due to non-comparable properties. The remaining increase of $12.6 million was primarily due to an increase in banquet revenues, particularly at our urban hotels.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $10.1 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, $6.0 million of which was due to non-comparable properties. The remaining increase of $4.1 million was primarily due to increases in resort fees and parking revenues.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Rooms	85,319	76,475	8,844	11.6%
Food and beverage	89,058	76,692	12,366	16.1%
Other departmental and support expenses	127,413	108,058	19,355	17.9%
Management fees	11,873	10,332	1,541	14.9%
Franchise fees	17,480	14,503	2,977	20.5%
Other property-level expenses	51,051	42,949	8,102	18.9%
Total hotel operating expenses	$382,194	$329,009	$53,185	16.2%

Our hotel operating expenses increased $53.2 million from the six months ended June 30, 2022 to the six months ended June 30, 2023, $10.2 million of which was due to non-comparable properties. Hotel operating expenses at our comparable properties increased primarily due to higher occupancy levels, increased staffing and the related labor costs. Other property-level expenses increased due to increases in property taxes and insurance premiums.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.3 million, or 2.3%, from the six months ended June 30, 2022 primarily due to the acquisition of two properties in 2022, as well as the renovations and rebrandings that were completed in 2022.

Impairment losses. During the six months ended June 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. During the six months ended June 30, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to rental management agreements at Tranquility Bay Beachfront Resort upon the acquisition of four third-party owned units.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.4 million, or 9.5%, from $14.8 million for the six months ended June 30, 2022 to $16.2 million for the six months ended June 30, 2023, primarily due to increases in employee-related costs partially offset by a decrease in professional fees. Additionally, during the six months ended June 30, 2022, we recognized the reversal of compensation expense resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

Business interruption insurance income. During the six months ended June 30, 2023, we recognized $0.1 million of business interruption insurance income related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. During the six months ended June 30, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021.

Interest expense. Our interest expense increased $18.9 million, from $13.8 million for the six months ended June 30, 2022 to $32.7 million for the six months ended June 30, 2023, and was comprised of the following (in millions):

	Six Months Ended June 30,
	2023	2022
Mortgage debt interest	$8.2	$12.1
Unsecured term loan interest	20.9	7.4
Credit facility interest and unused fees	0.6	3.2
Amortization of debt issuance costs and debt premium	1.0	1.3
Interest rate swap mark-to-market	2.0	(10.2)
	$32.7	$13.8

The increase in interest expense is primarily related to rising interest rates on our variable rate debt, our unsecured term loans that we entered into in September 2022 and the change in the fair value of certain of our interest rate swaps not designated as cash flow hedges, which were designated as cash flow hedges as of April 1, 2023.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. One of our mortgage loans matures within one year. The principal balance of this mortgage loan is $75.3 million as of June 30, 2023. We intend to repay mortgage debt using cash flow from operations or available capacity on our senior unsecured credit facility, which is sufficient to meet the principal due within the next twelve months. On August 1, 2023, we acquired the 117-room Chico Hot Springs Resort located in Pray, Montana for $33.0 million. As of June 30, 2023, we had funded $1.5 million in deposits for this acquisition. The remainder of the acquisition price was funded at closing with corporate cash.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2023, we had no cash traps in place.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2023, we had $1.2 billion of debt outstanding with a weighted average interest rate of 4.88% and a weighted average maturity date of approximately 2.9 years. We have limited near-term mortgage debt maturities and 31 of our 35 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

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
Share Repurchase Program
Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 2025. During the six months ended June 30, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for a total purchase price of $2.4 million.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures on January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of June 30, 2023, we had $98.6 million of unrestricted cash, $37.5 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $114.4 million for the six months ended June 30, 2023. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $51.3 million for the six months ended June 30, 2023, which consisted of $47.9 million of capital expenditures at our hotels, $1.8 million of cash paid for the acquisition of a land parcel underlying the parking structure at the Worthington Renaissance Fort Worth Hotel, and $1.5 million paid in purchase deposits for the acquisition of Chico Hot Springs Resort, which closed on August 1, 2023.

Our net cash used in financing activities was $34.3 million for the six months ended June 30, 2023, which consisted of $19.2 million of distributions paid to holders of common stock and common units, $4.9 million of distributions paid to holders of preferred stock, $4.7 million of scheduled mortgage debt principal payments, $3.0 million of shares repurchased for the payment of tax withholding obligations upon the vesting of restricted stock and $2.4 million of shares repurchased under our share repurchase program.

We currently anticipate our significant sources of cash for the remainder of the year ending December 31, 2023 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2023 will be scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 12, 2023	December 30, 2022	$0.06
April 12, 2023	March 31, 2023	$0.03
July 12, 2023	June 30, 2023	$0.03

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625
June 30, 2023	June 20, 2023	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2023, we have set aside $32.6 million for capital projects in property improvement funds, which are included in restricted cash.

In 2023, we expect to spend $100 million to $115 million on capital improvements at our hotels, of which we have invested approximately $47.9 million during the six months ended June 30, 2023. Significant projects in 2023 include the following:

•Hilton Boston Downtown/Faneuil Hall: We completed a comprehensive renovation to rebrand the hotel as The Dagny, an independent lifestyle hotel.
•Salt Lake City Marriott: We are in the process of completing a renovation of the guestrooms, which is expected to be completed in the third quarter of 2023.
•Hilton Burlington Lake Champlain: We commenced a repositioning of the hotel to rebrand it as a Curio Collection hotel. The repositioning is expected to be completed in the first quarter of 2024 and includes a new restaurant concept by a well-known, award-winning chef.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$39,134	$52,701	$48,322	$62,761
Interest expense	15,567	9,675	32,739	13,794
Income tax expense	422	691	196	637
Real estate related depreciation and amortization	27,840	27,389	55,312	54,044
EBITDA	82,963	90,456	136,569	131,236
Impairment losses	941	—	941	2,843
EBITDAre	83,904	90,456	137,510	134,079
Non-cash lease expense and other amortization	1,537	1,556	3,087	3,124
Hotel pre-opening costs	326	—	542	—
Hotel manager transition items	—	(13)	—	236
Severance costs (1)	—	—	—	(532)
Adjusted EBITDA	$85,767	$91,999	$141,139	$136,907
____________________

(1)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations and comprehensive income.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022

Net income	$39,134	$52,701		48,322	$62,761
Real estate related depreciation and amortization	27,840	27,389		55,312	54,044
Impairment losses	941	—		941	2,843
FFO	67,915	80,090		104,575	119,648
Distributions to preferred stockholders	(2,454)	(2,454)		(4,908)	(4,908)
FFO available to common stock and unit holders	65,461	77,636		99,667	114,740
Non-cash lease expense and other amortization	1,537	1,556		3,087	3,124
Hotel pre-opening costs	326	—		542	—
Hotel manager transition items	—	(13)		—	236
Severance costs (1)	—	—		—	(532)
Fair value adjustments to interest rate swaps	19	(2,720)		2,033	(10,222)
Adjusted FFO available to common stock and unit holders	$67,343	$76,459	$—	$105,329	$107,346
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2023 was $1.2 billion, of which $425.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.5 million annually.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2023	—	$—	—	$187,335
May 1 - May 31, 2023	—	$—	—	$187,335
June 1 - June 30, 2023	262,054	$7.67	262,054	$185,324

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

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

3.1
Fifth Amendment and Restated Bylaws of DiamondRock Hospitality (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2023)

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

August 4, 2023

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)