Form 10-Q
period 2023-09-30
DiamondRock Hospitality Co
filed 2023-11-03
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 209,627,197 shares of its $0.01 par value common stock outstanding as of November 3, 2023.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Property and equipment, net	$2,765,646	$2,748,476
Right-of-use assets	97,552	99,047
Restricted cash	42,503	39,614
Due from hotel managers	167,695	176,708
Prepaid and other assets	80,188	76,131
Cash and cash equivalents	102,737	67,564
Total assets	$3,256,321	$3,207,540
LIABILITIES AND EQUITY
Liabilities:
Mortgage and other debt, net of unamortized debt issuance costs	$379,914	$386,655
Unsecured term loans, net of unamortized debt issuance costs	799,337	799,138
Senior unsecured credit facility	—	—
Total debt	1,179,251	1,185,793

Lease liabilities	111,832	110,875
Due to hotel managers	122,746	123,682
Deferred rent	68,291	65,097
Unfavorable contract liabilities, net	59,825	61,069
Accounts payable and accrued expenses	48,940	43,120
Distributions declared and unpaid	6,380	12,946
Deferred income related to key money, net	8,457	8,780
Total liabilities	1,605,722	1,611,362
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 209,627,197 and 209,374,830 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,096	2,094
Additional paid-in capital	2,289,501	2,288,433
Accumulated other comprehensive income	3,802	—
Distributions in excess of earnings	(651,533)	(700,694)
Total stockholders’ equity	1,643,914	1,589,881
Noncontrolling interests	6,685	6,297
Total equity	1,650,599	1,596,178
Total liabilities and equity	$3,256,321	$3,207,540
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Revenues:
Rooms	$186,334	$184,994	$544,325	$510,189
Food and beverage	64,723	61,940	192,869	176,294
Other	25,463	21,274	74,126	59,965
Total revenues	276,520	268,208	811,320	746,448
Operating Expenses:
Rooms	45,773	43,899	131,092	120,374
Food and beverage	45,428	43,227	134,486	119,919
Other departmental and support expenses	65,952	62,271	193,365	170,328
Management fees	7,323	6,697	19,196	17,029
Franchise fees	8,913	8,709	26,393	23,212
Other property-level expenses	25,704	21,047	76,755	63,997
Depreciation and amortization	27,683	27,053	82,995	81,097
Impairment losses	—	—	941	2,843
Corporate expenses	7,526	7,516	23,677	22,275
Business interruption insurance income	(537)	—	(647)	(499)
Total operating expenses, net	233,765	220,419	688,253	620,575
Interest expense	15,973	9,072	48,712	22,866
Interest (income) and other (income) expense, net	(772)	152	(1,717)	1,044
Loss on early extinguishment of debt	—	9,698	—	9,698
Total other expenses, net	15,201	18,922	46,995	33,608
Income before income taxes	27,554	28,867	76,072	92,265
Income tax expense	(224)	(312)	(420)	(949)
Net income	27,330	28,555	75,652	91,316
Less: Net income attributable to noncontrolling interests	(58)	(99)	(259)	(315)
Net income attributable to the Company	27,272	28,456	75,393	91,001
Distributions to preferred stockholders	(2,454)	(2,454)	(7,362)	(7,362)
Net income attributable to common stockholders	$24,818	$26,002	$68,031	$83,639
Earnings per share:
Earnings per share available to common stockholders—basic	$0.12	$0.12	$0.32	$0.39
Earnings per share available to common stockholders—diluted	$0.12	$0.12	$0.32	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Comprehensive Income:
Net income	$27,330	$28,555	$75,652	$91,316
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	150	—	3,533	—
Unrealized (loss) gain on Rabbi Trust assets	(178)	—	269	—
Comprehensive income	27,302	28,555	79,454	91,316
Comprehensive income attributable to noncontrolling interests	(89)	(99)	(272)	(315)
Comprehensive income attributable to the Company	$27,213	$28,456	$79,182	$91,001

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	—	$(700,694)	$1,589,881	$6,297	$1,596,178
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,295)	(6,295)	(32)	(6,327)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	804,541	—	1,827	—	—	1,827	140	1,967
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	6	(3,029)	—	—	(3,023)	—	(3,023)
Common stock repurchased and retired	—	—	(56,400)	(2)	(407)	—	—	(409)	—	(409)
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(84)	—	(84)	—	(84)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	237	—	237	—	237
Net income	—	—	—	—	—	—	9,156	9,156	32	9,188
Balance at March 31, 2023	4,760,000	$48	209,789,192	$2,098	$2,286,824	$153	$(700,287)	$1,588,836	$6,437	$1,595,273
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,287)	(6,287)	(32)	(6,319)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	62,500	—	2,535	—	—	2,535	225	2,760
Common stock repurchased and retired	—	—	(262,054)	(3)	(2,011)	—	—	(2,014)	—	(2,014)
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	3,467	—	3,467	—	3,467
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	210	—	210	—	210
Net income	—	—	—	—	—	—	38,965	38,965	169	39,134
Balance at June 30, 2023	4,760,000	$48	209,589,638	$2,095	$2,287,348	$3,830	$(670,063)	$1,623,258	$6,799	$1,630,057
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,288)	(6,288)	(31)	(6,319)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	—	—	1,788	—	—	1,788	225	2,013
Redemption of Operating Partnership units	—	—	37,559	1	365	—	—	366	(366)	—
Other comprehensive income:
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	150	—	150	—	150
Unrealized loss on Rabbi Trust assets	—	—	—	—	—	(178)	—	(178)	—	(178)
Net income	—	—	—	—	—		27,272	27,272	58	27,330
Balance at September 30, 2023	4,760,000	$48	209,627,197	$2,096	$2,289,501	$3,802	$(651,533)	$1,643,914	$6,685	$1,650,599

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	—	$(780,931)	$1,515,214	$5,750	$1,520,964
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	114,210	—	951	—	—	951	209	1,160
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	—	2	(812)	—	—	(810)	—	(810)
Net income	—	—	—	—	—	—	10,028	10,028	32	10,060
Balance at March 31, 2022	4,760,000	$48	210,861,105	$2,109	$2,294,129	$—	$(773,357)	$1,522,929	$5,991	$1,528,920
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	54,910	—	2,684	—	—	2,684	65	2,749
Redemption of Operating Partnership Units	—	—	7,000	—	51	—	—	51	(51)	—
Net income	—	—	—	—	—	—	52,517	52,517	184	52,701
Balance at June 30, 2022	4,760,000	$48	210,923,015	$2,109	$2,296,864	$—	$(723,294)	$1,575,727	$6,189	$1,581,916
Distributions on common stock/units $0.03 per common share/unit)	—	—	—	—	—	—	(6,455)	(6,455)	(25)	(6,480)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	—	—	1,839	—	—	1,839	86	1,925
Redemption of Operating Partnership units	—	—	21,502	—	163	—	—	163	(163)	—
Net income	—	—	—	—	—	—	28,456	28,456	99	28,555
Balance at September 30, 2022	4,760,000	$48	210,944,517	$2,109	$2,298,866	$—	$(703,747)	$1,597,276	$6,186	$1,603,462

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$75,652	$91,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,995	81,097
Corporate asset depreciation as corporate expenses	150	167
Loss on early extinguishment of debt	—	9,698
Non-cash lease expense and other amortization	4,620	4,675
Non-cash interest rate swap fair value adjustment	2,033	(14,002)
Amortization of debt issuance costs	1,540	1,963
Impairment losses	941	2,843
Amortization of deferred income related to key money	(323)	(315)
Share-based compensation	6,740	5,852
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,022)	(7,505)
Due to/from hotel managers	7,377	(24,585)
Accounts payable and accrued expenses	4,983	6,821
Net cash provided by operating activities	184,686	158,025
Cash flows from investing activities:
Capital expenditures	(67,449)	(44,588)
Acquisition of interest in land	(1,833)	—
Property acquisitions	(31,894)	(106,184)
Receipt of deferred key money	—	1,000
Net cash used in investing activities	(101,176)	(149,772)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,109)	(11,854)
Proceeds from senior unsecured term loan	—	800,000
Repayments of senior unsecured term loans	—	(400,000)
Draws on senior unsecured credit facility	—	110,000
Repayments of senior unsecured credit facility	—	(200,000)
Payment of financing costs	—	(13,846)
Distributions on common stock and units	(25,531)	(10)
Distributions on preferred stock	(7,362)	(7,362)
Repurchase of common stock	(2,423)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(3,023)	(828)
Net cash (used in) provided by financing activities	(45,448)	276,100
Net increase in cash, cash equivalents, and restricted cash	38,062	284,353
Cash, cash equivalents, and restricted cash at beginning of period	107,178	75,507
Cash, cash equivalents, and restricted cash at end of period	$145,240	$359,860

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$44,706	$34,214
Cash paid for income taxes, net	$2,645	$4,599
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,380	$6,489
Accrued capital expenditures	$6,712	$4,294
Redemption of Operating Partnership units for common stock	$365	$214

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$102,737	$67,564
Restricted cash	42,503	39,614
Total cash, cash equivalents and restricted cash	$145,240	$107,178

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. Our hotels are concentrated in major urban markets and in destination resort locations, and the majority of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. As of September 30, 2023, we owned 36 hotels with 9,745 guest rooms.

We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of September 30, 2023. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect the Company's financial position, results of operations, or cash flows. An adjustment was made to the consolidated statements of operations and comprehensive income for the year ended December 31, 2022 to present other departmental and support expenses and other property-level expenses, which were previously reported in total as other hotel expenses.

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

Property and Equipment

Investment purchases of hotel properties (land, land improvements, building and furniture, fixtures and equipment and identifiable intangible assets) that are not businesses are accounted for as asset acquisitions and recorded at relative fair value based upon total accumulated cost of the acquisition. Direct acquisition-related costs are capitalized as a component of the acquired assets. Property and equipment purchased after the hotel acquisition date is recorded at cost. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred. Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any resulting gain or loss is included in the statements of operations and comprehensive income.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents balances in excess of insured limits with various financial institutions. This may subject us to significant concentrations of credit risk. We perform periodic evaluations of the credit quality of these financial institutions.

Revenue Recognition

Revenues from hotel operations are recognized when the goods or services are provided. Revenues consist of room sales,

food and beverage sales, and other hotel department revenues, such as telephone, parking, spa and resort fees. Rooms revenue is recognized over the length of stay that the hotel room is occupied by the customer. Food and beverage revenue is recognized at the point in time in which the goods and/or services are rendered to the customer, such as for restaurant dining services or banquet services. Other revenues are recognized at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and we assess whether we are the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price.

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

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, we had a valuation allowance of $8.4 million and $11.0 million, respectively, on our deferred tax assets.

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

We may recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations and comprehensive income. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation.

We had no accruals for tax uncertainties as of September 30, 2023 or December 31, 2022.

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

3. Property and Equipment

Property and equipment as of September 30, 2023 and December 31, 2022 consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$590,661	$577,861
Land improvements	7,994	7,994
Buildings and site improvements	2,865,198	2,798,654
Furniture, fixtures and equipment	557,145	525,901
Construction in progress	21,354	32,422
	4,042,352	3,942,832
Less: accumulated depreciation	(1,276,706)	(1,194,356)
	$2,765,646	$2,748,476

As of September 30, 2023 and December 31, 2022, we had accrued capital expenditures of $6.7 million and $8.0 million, respectively. During the nine months ended September 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable.

4. Acquisitions

2023 Acquisition

On August 1, 2023, we acquired the 117-room Chico Hot Springs Resort and an adjacent ranch located in Pray, Montana for $31.9 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

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

We recognized a $45.2 million right-to-manage intangible asset related to the RMAs that were purchased as part of the acquisition. We estimated the fair value of the right-to-manage intangible using a discounted cash flow model, which calculated a present value of expected future cash flows over the remaining term of agreements, including expected renewal periods, with a discount rate of 12% and reversion rate of 9.25%. The intangible asset will be amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. The remaining useful life of this intangible asset as of September 30, 2023 is approximately 38.3 years. As of September 30, 2023 and December 31, 2022, the intangible asset was $40.5 million and $41.3 million, net of accumulated amortization of $1.9 million and $1.1 million, respectively, and is recorded within prepaid and other assets on the accompanying consolidated balance sheet. Amortization expense for the three and nine months ended September 30, 2023 was $0.3 million and $0.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $0.2 million and $0.8 million, respectively. Amortization expense is expected to be $1.1 million annually for the remaining useful life of the asset.

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

5. Debt

The following table sets forth information regarding the Company’s debt as of September 30, 2023 and December 31, 2022 (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of September 30, 2023	Maturity Date	September 30, 2023	December 31, 2022
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	$74,808	$76,153
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	74,210	75,625
Hotel Clio mortgage loan	4.33%	July 2025	56,443	57,469
Westin Boston Seaport District mortgage loan	4.36%	November 2025	175,164	178,487
Unamortized debt issuance costs			(711)	(1,079)
Total mortgage debt, net of unamortized debt issuance costs			379,914	386,655

Unsecured term loan	SOFR + 1.35%	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35%	January 2025 (1)	300,000	300,000
Unamortized debt issuance costs			(663)	(862)
Unsecured term loans, net of unamortized debt issuance costs			799,337	799,138

Senior unsecured credit facility	SOFR + 1.40%	September 2026 (1)	—	—

Total debt, net of unamortized debt issuance costs			$1,179,251	$1,185,793
Weighted-Average Interest Rate (2)	5.07%
_______________________
(1)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(2)Weighted-average interest rate as of September 30, 2023 includes effect of interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2023, four of our 36 hotels were secured by mortgage debt. We have one mortgage loan that matures within one year, which has a principal balance of $74.8 million as of September 30, 2023. We intend to repay this mortgage loan using cash flow from operations or available capacity on our senior unsecured credit facility, which is sufficient to meet the principal due within the next twelve months.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, we had $2.9 million held in cash traps, which is included within the restricted cash on the accompanying consolidated balance sheet. As of September 30, 2023, all cash traps had been released.

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

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	September 30, 2023
Maximum leverage ratio (1)	60%	28.3%
Minimum fixed charge coverage ratio (2)	1.50x	3.08x
Secured recourse indebtedness	Less than 45% of Total Asset Value	11.0%
Unencumbered leverage ratio	60%	28.4%
Unencumbered implied debt service coverage ratio	1.20x	2.65x
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

The components of the Company's interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage debt interest	$4,130	$6,233	$12,331	$18,322
Unsecured term loan interest	11,019	4,104	31,867	11,568
Credit facility interest and unused fees	311	1,863	941	5,015
Amortization of debt issuance costs and debt premium	513	652	1,540	1,963
Interest rate swap mark-to-market	—	(3,780)	2,033	(14,002)
	$15,973	$9,072	$48,712	$22,866

6. Derivatives

As of September 30, 2023 and December 31, 2022 the Company had the following derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2023	December 31, 2022
Senior unsecured term loans	Swap (1)	2.21%	SOFR	December 28, 2022	October 18, 2023	$25,000	$37	$517
Senior unsecured term loans	Swap (1)	2.21%	SOFR	December 28, 2022	October 18, 2023	$25,000	37	515
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	2,624	3,979
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	2,621	3,976
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	2,892	—
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	2,277	—
							$10,488	$8,987
______________________
(1)Swap was designated as cash flow hedge as of April 1, 2023.

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate debt.

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

The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial statements for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2023	2022	2023	2022
Gain recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$150	$—	$3,533	$—
Interest income for derivatives that were designated as cash flow hedges	Interest expense	$(2,694)	$—	$(5,235)	$—
Interest (income) expense for derivatives that were not designated as cash flow hedges	Interest expense	$—	$(3,972)	$469	$(12,615)

During the next twelve months, the Company estimates that $4.1 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments as of September 30, 2023 and December 31, 2022, in thousands, is as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,179,251	$1,157,432	$1,185,793	$1,148,533
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

8. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking area as of September 30, 2023. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of September 30, 2023, our operating leases have a weighted-average remaining lease term of 64 years and a weighted-average discount rate of 5.78%.

The components of operating lease expense, which is included in other hotel expenses in our consolidated statements of operations and comprehensive income, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,754	$2,797	$8,278	$8,370
Variable lease payments	$399	$447	$1,156	$1,210
Cash paid for amounts included in the measurement of operating lease liabilities	$981	$1,011	$2,942	$2,990

Maturities of lease liabilities as of September 30, 2023 are as follows (in thousands):

Year Ending December 31,
2023 (excluding the nine months ended September 30, 2023)	$982
2024	3,966
2025	4,026
2026	4,594
2027	4,737
Thereafter	752,819
Total lease payments	771,124
Less imputed interest	(659,292)
Total lease liabilities	$111,832

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

Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. During the nine months ended September 30, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for a total purchase price of $2.4 million. During the year ended December 31, 2022, we repurchased 1.6 million shares of common stock at an average price of $7.81 per share for a total purchase price of $12.3 million. As of November 3, 2023, we have $185.3 million of authorized capacity remaining under the share repurchase program.

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

As of September 30, 2023 and December 31, 2022, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 723,166 and 719,542 common OP units held by unaffiliated third parties and executive officers of the Company as of September 30, 2023 and December 31, 2022, respectively. There were 314,137 and 98,050 unvested LTIP units outstanding as of September 30, 2023 and December 31, 2022, respectively.

Dividends and Distributions

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2023 and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 12, 2023	December 30, 2022	$0.06
April 12, 2023	March 31, 2023	$0.03
July 12, 2023	June 30, 2023	$0.03
October 12, 2023	September 29, 2023	$0.03

We have paid the following dividends to holders of our Series A Preferred Stock during 2023 and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625
June 30, 2023	June 20, 2023	$0.515625
September 29, 2023	September 18, 2023	$0.515625

10. Stock Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), which we have fully committed as of September 30, 2023.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2023 to September 30, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,356,937	$9.47
Granted	247,762	8.94
Vested	(382,822)	9.60
Forfeited	(21,184)	9.13
Unvested balance at September 30, 2023	1,200,693	$9.33

The total unvested restricted stock awards as of September 30, 2023 are expected to vest as follows: 513,251 shares during 2024, 329,103 shares during 2025, 344,918 shares during 2026, 6,712 shares during 2027, and 6,709 shares during 2028. As of September 30, 2023, the unrecognized compensation cost related to restricted stock awards was $6.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 25 months. We recorded $1.0 million and $1.1 million of compensation expense related to restricted stock awards for each of the three months ended September 30, 2023 and 2022, respectively. We recorded $3.1 million and $3.2 million of compensation expense related to restricted stock awards for each of the nine months ended September 30, 2023 and 2022, respectively.
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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94

A summary of our PSUs from January 1, 2023 to September 30, 2023 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	950,653	$9.35
Granted	363,523	9.08
Additional units from dividends	14,068	8.42
Vested (1)	(299,766)	9.01
Unvested balance at September 30, 2023	1,028,478	$9.34
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2023 was equal to 103.4% of the PSU Target Award.

The total unvested PSUs as of September 30, 2023 are expected to vest as follows: 299,791 units during 2024, 326,909 units during 2025, 366,210 units during 2026, and 35,568 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2023, the unrecognized compensation cost related to the PSUs was $4.9 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded $0.8 million and $0.7 million of compensation expense related to the PSUs for the three months ended September 30, 2023 and 2022, respectively. We recorded $2.3 million and $1.6 million of compensation expense related to the PSUs for the nine months ended September 30, 2023 and 2022, respectively

LTIP Units

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
A summary of our LTIP units from January 1, 2023 to September 30, 2023 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	98,050	$9.39
Granted	257,270	8.94
Vested (1)	(41,183)	9.49
Unvested balance at September 30, 2023	314,137	$9.01
______________________
(1)As of September 30, 2023, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of September 30, 2023 are expected to vest as follows: 99,974 during 2024 and 2025, respectively, 99,973 during 2026, and 14,216 during 2027. As of September 30, 2023, the unrecognized compensation cost related to LTIP unit awards was $2.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 33 months. We recorded $0.2 million and $0.1 million of compensation expense related to LTIP unit awards for the three months ended September 30, 2023 and 2022, respectively. We recorded $0.6 million and $0.4 million of compensation expense related to LTIP unit awards for the nine months ended September 30, 2023 and 2022, respectively.

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

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	6	2022
Numerator:
Net income attributable to common stockholders	$24,818	$26,002	$68,031		$83,639
Dividends declared on unvested share-based compensation	—	—	—		—
Net income available to common stockholders	$24,818	$26,002	$68,031		$83,639
Denominator:
Weighted-average number of common shares outstanding—basic	211,490,571	212,878,364	211,525,596		212,736,133
Effect of dilutive securities:
Unvested restricted common stock	359,711	350,528	278,217		286,651
Shares related to unvested PSUs	354,707	428,481	325,899		436,570
Weighted-average number of common shares outstanding—diluted	212,204,989	213,657,373	212,129,712		213,459,354
Earnings per share:
Earnings per share available to common stockholders—basic	$0.12	$0.12	$0.32		$0.39
Earnings per share available to common stockholders—diluted	$0.12	$0.12	$0.32		$0.39

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
•risks and uncertainties associated with our obligations under our management agreements and franchise agreements;
•risks associated with the increase in labor costs and the availability of labor at our hotels;
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

Overview

DiamondRock Hospitality Company is a lodging-focused real estate company operating as a real estate investment trust (“REIT”) for U.S. federal income tax purposes that owns a portfolio of premium hotels and resorts. As of September 30, 2023, we owned a portfolio of 36 premium hotels and resorts that contain 9,745 guest rooms located in 25 different markets in the United States.

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

Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other departmental and support expenses, management and franchise fees, and other property-level expenses. Rooms expense includes housekeeping and front office wages and payroll taxes, room supplies, laundry services and other costs. Food and beverage expense includes the cost of food, beverages and associated labor costs. Other departmental and support expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, information technology systems, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue and for certain hotels additional franchise fees are charged for food and beverage revenue. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. Other property-level expenses include property taxes, insurance, ground lease expense, and other fixed costs.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 67% of our total revenues for the nine months ended September 30, 2023 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following tables set forth certain operating information for the nine months ended September 30, 2023 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2022 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	60.7%	$246.14	$149.41	14.8%
Westin Boston Seaport District	Boston, Massachusetts	793	85.3%	243.78	207.90	15.5%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	63.3%	190.89	120.75	13.5%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	74.5%	194.08	144.59	14.2%
Westin San Diego Bayview	San Diego, California	436	79.9%	214.93	171.62	13.6%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	73.3%	274.94	201.56	(6.4)%
Westin Washington, D.C. City Center	Washington, D.C.	410	75.9%	216.66	164.39	32.7%
The Dagny	Boston, Massachusetts	403	75.3%	291.35	219.35	(4.6)%
The Hythe Vail	Vail, Colorado	344	61.1%	435.10	265.81	12.5%
Courtyard New York Manhattan/Midtown East	New York, New York	321	90.5%	314.26	284.44	16.7%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	68.5%	154.52	105.84	27.9%
The Gwen Hotel	Chicago, Illinois	311	74.5%	299.15	222.97	3.8%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	89.4%	252.61	225.73	(0.4)%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	71.9%	163.58	117.54	66.7%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	76.2%	252.40	192.25	4.4%
Henderson Beach Resort	Destin, Florida	254	61.7%	458.10	282.64	(18.1)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	76.0%	221.99	168.72	15.4%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	76.9%	236.68	182.12	29.3%
Hotel Clio	Denver, Colorado	199	71.2%	320.35	227.96	7.4%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	95.1%	270.33	257.20	11.1%
Margaritaville Beach House Key West	Key West, Florida	186	84.3%	403.61	340.19	(12.9)%
The Lodge at Sonoma Resort	Sonoma, California	182	62.7%	455.78	285.78	(2.8)%
Courtyard Denver Downtown	Denver, Colorado	177	78.4%	220.51	172.83	10.6%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	89.2%	352.01	313.99	1.3%
Kimpton Shorebreak Resort	Huntington Beach, California	157	81.3%	338.09	274.92	(5.9)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	55.8%	590.72	329.54	(10.7)%
Chico Hot Springs Resort	Pray, Montana	117	79.6%	183.71	146.31	10.8%
Havana Cabana Key West	Key West, Florida	106	84.2%	305.56	257.20	(13.3)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	77.8%	652.82	507.60	(15.2)%
Hotel Emblem San Francisco	San Francisco, California	96	67.0%	245.70	164.55	(1.7)%
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	66.3%	217.03	143.81	(6.6)%
L'Auberge de Sedona	Sedona, Arizona	88	60.0%	907.24	544.22	(22.3)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	53.0%	472.57	250.32	(10.1)%
Orchards Inn Sedona	Sedona, Arizona	70	59.6%	281.82	167.87	(15.2)%
Lake Austin Spa Resort	Austin, Texas	40	58.5%	1,071.67	627.30	(16.1)%
Henderson Park Inn	Destin, Florida	37	70.2%	627.97	440.90	(15.1)%
TOTAL/WEIGHTED AVERAGE		9,745	73.3%	$281.92	$206.76	4.1%
____________________
(1)The percentage change from 2022 RevPAR reflects the comparable period in 2022 to our 2023 ownership period for our 2023 and 2022 acquisitions.

Results of Operations

At September 30, 2023 and 2022, we owned 36 and 34 hotels, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and nine months ended September 30, 2023 and 2022. The properties detailed in the table below are hereinafter referred to as “non-comparable properties” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Tranquility Bay Beachfront Resort	Marathon, Florida	January 6, 2022
Kimpton Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	April 1, 2022
Lake Austin Spa Resort	Austin, Texas	November 21, 2022
Chico Hot Springs Resort	Pray, Montana	August 1, 2023

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Rooms	$186.3	$185.0	$1.3	0.7%
Food and beverage	64.7	61.9	2.8	4.5%
Other	25.5	21.3	4.2	19.7%
Total revenues	$276.5	$268.2	$8.3	3.1%

Rooms revenues increased by $1.3 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, consisting of a $3.0 million increase due to non-comparable properties, offset by a $1.7 million decrease at our comparable properties. The decrease of $1.7 million at our comparable properties was primarily due to a decline in occupancy and ADR at our resort hotels due to the normalizing of leisure demand, partially offset by higher occupancy at our urban hotels.

The following are key hotel operating statistics for the three months ended September 30, 2023 and 2022. The 2022 operating statistics reflect the period in 2022 comparable to our ownership period in 2023 for hotels acquired in 2023 and 2022.

	Three Months Ended September 30,
	2023	2022	% Change
Occupancy %	76.3%	74.9%	1.4%
ADR	$273.56	$282.03	(3.0)%
RevPAR	$208.78	$211.32	(1.2)%

Food and beverage revenues increased $2.8 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, $1.3 million of which was due to non-comparable properties. The remaining increase was the result of higher outlet revenues at our comparable properties.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $4.2 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, $2.8 million of which was due to non-comparable properties. The remaining increase of $1.4 million was primarily due to increases in resort fees and parking revenues at our comparable properties.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Rooms	$45,773	$43,899	$1,874	4.3%
Food and beverage	45,428	43,227	2,201	5.1%
Other departmental and support expenses	65,952	62,271	3,681	5.9%
Management fees	7,323	6,697	626	9.3%
Franchise fees	8,913	8,709	204	2.3%
Other property-level expenses	25,704	21,047	4,657	22.1%
Total hotel operating expenses	$199,093	$185,850	$13,243	7.1%

Our hotel operating expenses increased $13.2 million from the three months ended September 30, 2022 to the three months ended September 30, 2023, $5.8 million of which was due to non-comparable properties. The remaining increase in hotel operating expenses was primarily due to increased occupancy and related labor costs. Other property-level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.6 million, or 2.3%, from the three months ended September 30, 2022 primarily due to properties acquired during 2022 and 2023.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses were at $7.5 million for both of the three months ended September 30, 2022 and 2023.

Business interruption insurance income. During the three months ended September 30, 2023, we recognized $0.5 million of business interruption insurance income related to an electrical fire at the Hilton Garden Inn New York/Times Square Central that caused the hotel to be closed for seven days. No business interruption insurance income was recorded during the three months ended September 30, 2022.

Interest expense. Our interest expense increased $6.9 million, from $9.1 million for the three months ended September 30, 2022 to $16.0 million for the three months ended September 30, 2023, and was comprised of the following (in millions):

	Three Months Ended September 30,
	2023	2022
Mortgage debt interest	$4.1	$6.2
Unsecured term loan interest	11.0	4.1
Credit facility interest and unused fees	0.3	1.9
Amortization of debt issuance costs and debt premium	0.6	0.7
Interest rate swap mark-to-market	—	(3.8)
	$16.0	$9.1

The increase in interest expense is primarily related to rising interest rates on our variable rate debt, our unsecured term loans that we entered into in September 2022 and the conversion of certain of our interest rate swaps to cash flow hedges as of April 1, 2023.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Our results of operations for the nine months ended September 30, 2023 improved relative to the nine months ended September 30, 2022 as group and corporate travel demand increased.

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in millions):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Rooms	$544.3	$510.2	$34.1	6.7%
Food and beverage	192.9	176.3	16.6	9.4%
Other	74.1	60.0	14.1	23.5%
Total revenues	$811.3	$746.5	$64.8	8.7%

Rooms revenues increased by $34.1 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, $10.0 million of which was due to non-comparable properties. The remaining increase of $24.1 million was the result of improved occupancy and ADR at our urban hotels as group and corporate business continued to improve, partially offset by declines in occupancy and ADR at our resort hotels due to the normalizing of leisure demand.

The following are key hotel operating statistics for the nine months ended September 30, 2023 and 2022. The 2022 operating statistics reflect the period in 2022 comparable to our ownership period in 2023 for hotels acquired in 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	% Change
Occupancy %	73.3%	68.7%	4.6%
ADR	$281.92	$289.03	(2.5)%
RevPAR	$206.76	$198.55	4.1%

Food and beverage revenues increased $16.6 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, of which $2.4 million was due to non-comparable properties. The remaining increase of $14.2 million was primarily due to an increase in banquet revenues, particularly at our urban hotels.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $14.1 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, $8.8 million of which was due to non-comparable properties. The remaining increase of $5.3 million was primarily due to increases in resort fees and parking revenues.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Rooms	$131,092	$120,374	$10,718	8.9%
Food and beverage	134,486	119,919	14,567	12.1%
Other departmental and support expenses	193,365	170,328	23,037	13.5%
Management fees	19,196	17,029	2,167	12.7%
Franchise fees	26,393	23,212	3,181	13.7%
Other property-level expenses	76,755	63,997	12,758	19.9%
Total hotel operating expenses	$581,287	$514,859	$66,428	12.9%

Our hotel operating expenses increased $66.4 million from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, $16.0 million of which was due to non-comparable properties. Hotel operating expenses at our comparable properties increased primarily due to increased occupancy and related labor costs. Other property-level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization is recorded on our hotel buildings over 40 years for the periods subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.9 million, or 2.3%, from the nine months ended September 30, 2022 primarily due to the properties acquired during 2022 and 2023, as well as the renovations and rebrandings that were completed in 2022 and 2023.

Impairment losses. During the nine months ended September 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. During the nine months ended September 30, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to rental management agreements at Tranquility Bay Beachfront Resort upon our acquisition of four third-party owned units.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $1.4 million, or 6.3%, from $22.3 million for the nine months ended September 30, 2022 to $23.7 million for the nine months ended September 30, 2023, primarily due to increases in employee-related costs. Additionally, during the nine months ended September 30, 2022, we recognized the reversal of compensation expense resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

Business interruption insurance income. During the nine months ended September 30, 2023, we recognized $0.5 million of business interruption insurance income related to an electrical fire at the Hilton Garden Inn New York/Times Square Central that caused the hotel to be closed for seven days and $0.1 million related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. During the nine months ended September 30, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021.

Interest expense. Our interest expense increased $25.8 million, from $22.9 million for the nine months ended September 30, 2022 to $48.7 million for the nine months ended September 30, 2023, and was comprised of the following (in millions):

	Nine Months Ended September 30,
	2023	2022
Mortgage debt interest	$12.3	$18.3
Unsecured term loan interest	31.9	11.5
Credit facility interest and unused fees	0.9	5.1
Amortization of debt issuance costs and debt premium	1.6	2
Interest rate swap mark-to-market	2.0	(14.0)
	$48.7	$22.9

The increase in interest expense is primarily related to rising interest rates on our variable rate debt, our unsecured term loans that we entered into in September 2022 and the change in the fair value of certain of our interest rate swaps not designated as cash flow hedges, which were designated as cash flow hedges as of April 1, 2023.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. We have one mortgage loan that matures within one year which has a principal balance of $74.8 million as of September 30, 2023. We intend to repay mortgage debt using cash flow from operations or available capacity on our senior unsecured credit facility, which is sufficient to meet the principal due within the next twelve months.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of September 30, 2023, we had no cash traps in place.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of fixed interest rate mortgage debt, unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered in order to provide balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leveraged capital structure.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2023, we had $1.2 billion of debt outstanding with a weighted average interest rate of 5.07% and a weighted average maturity date of approximately 2.7 years. We have limited near-term mortgage debt maturities, and 32 of our 36 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

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
Share Repurchase Program
Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 2025. During the nine months ended September 30, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for a total purchase price of $2.4 million.

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

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of September 30, 2023, we had $102.7 million of unrestricted cash, $42.5 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $184.7 million for the nine months ended September 30, 2023. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses and other working capital changes.

Our net cash used in investing activities was $101.2 million for the nine months ended September 30, 2023, which consisted of $67.4 million of capital expenditures at our hotels, $1.8 million of cash paid for the acquisition of a land parcel underlying the parking structure at the Worthington Renaissance Fort Worth Hotel, and $31.9 million paid for the acquisition of Chico Hot Springs Resort and adjacent ranch.

Our net cash used in financing activities was $45.4 million for the nine months ended September 30, 2023, which consisted of $25.5 million of distributions paid to holders of common stock and common units, $7.4 million of distributions paid to holders of preferred stock, $7.1 million of scheduled mortgage debt principal payments, $3.0 million of shares repurchased for the payment of tax withholding obligations upon the vesting of restricted stock and $2.4 million of shares repurchased under our share repurchase program.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2023 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2023 will be scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses, and potential share repurchases.

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

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
January 12, 2023	December 30, 2022	$0.06
April 12, 2023	March 31, 2023	$0.03
July 12, 2023	June 30, 2023	$0.03
October 12, 2023	September 29, 2023	$0.03

We have paid the following dividends per share to holders of our Series A Preferred Stock during 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625
June 30, 2023	June 20, 2023	$0.515625
September 29, 2023	September 18, 2023	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement funds to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2023, we have set aside $36.5 million for capital projects in property improvement funds, which are included in restricted cash.

In 2023, we expect to spend approximately $100 million on capital improvements at our hotels, of which we have invested approximately $67.4 million during the nine months ended September 30, 2023. Significant projects in 2023 include the following:

•The Dagny: We completed a comprehensive renovation to rebrand the Hilton Boston Downtown/Faneuil Hall as The Dagny, an independent lifestyle hotel, during the third quarter of 2023.
•Salt Lake City Marriott: We completed a renovation of the guestrooms during the third quarter of 2023.
•Hilton Burlington Lake Champlain: We commenced a repositioning of the hotel to rebrand it as a Curio Collection hotel. The repositioning is expected to be completed in the summer of 2024 and includes a new restaurant concept by a well-known, award-winning chef.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$27,330	$28,555	$75,652	$91,316
Interest expense	15,973	9,072	48,712	22,866
Income tax expense	224	312	420	949
Real estate related depreciation and amortization	27,683	27,053	82,995	81,097
EBITDA	71,210	64,992	207,779	196,228
Impairment losses	—	—	941	2,843
EBITDAre	71,210	64,992	208,720	199,071
Non-cash lease expense and other amortization	1,533	1,551	4,620	4,675
Hotel pre-opening costs	496	—	1,038	—
Hotel manager transition items	—	11	—	247
Severance costs (1)	—	—	—	(532)
Loss on early extinguishment of debt	—	9,698	—	9,698
Adjusted EBITDA	$73,239	$76,252	$214,378	$213,159
____________________

(1)
Consists of severance costs incurred, or adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statements of operations and comprehensive income.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022

Net income	$27,330	$28,555		75,652	$91,316
Real estate related depreciation and amortization	27,683	27,053		82,995	81,097
Impairment losses	—	—		941	2,843
FFO	55,013	55,608		159,588	175,256
Distributions to preferred stockholders	(2,454)	(2,454)		(7,362)	(7,362)
FFO available to common stock and unit holders	52,559	53,154		152,226	167,894
Non-cash lease expense and other amortization	1,533	1,551		4,620	4,675
Hotel pre-opening costs	496	—		1,038	—
Hotel manager transition items	—	11		—	247
Severance costs (1)	—	—		—	(532)
Loss on early extinguishment of debt	—	9,698		—	9,698
Fair value adjustments to interest rate swaps	—	(3,780)		2,033	(14,002)
Adjusted FFO available to common stock and unit holders	$54,588	$60,634	$—	$159,917	$167,980
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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2023 was $1.2 billion, of which $425.0 million was variable rate. If market rates of interest on our variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.3 million annually.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)During the three months ended September 30, 2023, we issued an aggregate of 37,559 shares of common stock in exchange for OP units held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2023	—	$—	—	$185,324
August 1 - August 31, 2023	—	$—	—	$185,324
September 1 - September 30, 2023	—	$—	—	$185,324

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

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

3.1
Fifth Amended and Restated Bylaws of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2023)

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

November 3, 2023

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)