Form 10-K
period 2023-12-31
DiamondRock Hospitality Co
filed 2024-02-28
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 209,627,197 shares of its $0.01 par value Common Stock outstanding as of February 26, 2024.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2023, are incorporated by reference in Part III herein.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to elevated inflation and interest rates, job loss or growth trends, an increase in unemployment or a decrease in corporate earnings and investment;
•increased competition in the lodging industry and from alternative lodging channels or third party internet intermediaries in the markets in which we own properties;
•failure to effectively execute our long-term business strategy and successfully identify and complete acquisitions and dispositions;
•risks and uncertainties affecting hotel management, operations and renovations (including, without limitation, elevated inflation, construction delays, increased construction costs, disruption in hotel operations and the risks associated with our management and franchise agreements);
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
•risks associated with natural disasters and other unforeseen catastrophic events;
•the adverse impact of any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies, travel, the hospitality industry, and on our financial condition and results of operations and our hotels;
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
•The decrease in business-related travel could adversely affect our profitability.
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
•Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license, as well as risks associated with concentrating the majority of our portfolio under the Marriott International, Inc. ("Marriott"), Hilton Worldwide Holdings Inc. ("Hilton") or IHG Hotels & Resorts ("IHG") brands.
•Our results of operations are highly dependent on the management of our hotel properties by third-party hotel management companies.
•Any future pandemic, epidemic or outbreak of any highly infectious disease could cause widespread disruption in the U.S., regional and global economies, travel and the hospitality industry and could materially and adversely impact our business, financial condition and results of operations.
•Many of our costs, such as operating expenses, interest expense and acquisition and renovation costs, could be adversely impacted by periods of heightened inflation.
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
•Failure to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock and our 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”).
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
•We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions, security failures, or cybersecurity incidents related to our or our hotel managers’ information technologies and systems could harm our business and adversely impact our results of operations.
•Even if we maintain our status as a REIT, in certain circumstances, we may be subject to federal and state income taxes, which would reduce our cash available for distribution to our stockholders.
•We may be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock and our Series A Preferred Stock.
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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of December 31, 2023, we owned a portfolio of 36 premium hotels and resorts that contain 9,746 guest rooms located in 25 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

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

Our primary business is to acquire, own, renovate and asset manage premium hotel properties in the United States. Our portfolio is concentrated in major urban markets and destination resort locations. All of our hotels are managed by a third party—either an independent operator or a brand operator, such as Marriott.

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

Our Business Strategy

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

High-Quality Urban and Destination Resort Hotels

As of December 31, 2023, we owned 36 premium hotels and resorts throughout the United States. Our hotels and resorts are primarily categorized as luxury and upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our portfolio is composed primarily of hotels and resorts located in popular leisure destinations and major urban markets. We consider lodging properties located in major urban markets and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio over the past several years by recycling capital from non-core hotels, located in slower growth markets, to higher quality hotels located primarily in urban and destination resort markets that align with our strategic goals. Over 97% of revenues for the year ended December 31, 2023 was derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, climate, operator and brand diversity. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator, which further improved our portfolio's brand and management diversity.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions. Our acquisition strategy focuses primarily on hotels that we believe present unique value-add opportunities.

We evaluate each hotel in our portfolio to assess the optimal brand and management strategy for the individual hotel and market. We leverage the leading global hotel brands at many of our hotels, which are flagged under a brand owned by Marriott, Hilton or IHG. We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value for certain hotels as a result of each brand's ability to produce incremental revenue through their strong reservation and loyalty rewards systems and sales organizations. We are also interested in owning independent or non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We completed rebrandings at five of our hotels since 2021 and are currently completing rebrandings and repositionings at three additional hotels. We regularly evaluate our portfolio to determine if there are additional opportunities to employ these value-add strategies.

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

Our senior management team has established a broad network of hotel industry contacts and relationships, including relationships with hotel owners, financiers, operators, project managers and contractors and other key industry participants. We use our broad network of hotel industry contacts and relationships to maximize the value of our hotels. We strive to negotiate management agreements that give us the right to exert influence over the management of our properties, annual budgets and all capital expenditures (all to the extent permitted under the REIT rules), and then to use those rights to continually monitor and improve the performance of our properties. We cooperatively partner with our hotel managers in an attempt to increase operating results and long-term asset values at our hotels. In addition to working directly with the personnel at our hotels, our senior management team also has long-standing professional relationships with our hotel managers' senior executives, and we work directly with these senior executives to improve the performance of our hotels.

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile with prudent leverage. We maintain balance sheet flexibility with our existing corporate cash, limited near-term debt maturities, capacity under our senior unsecured credit facility and 32 of our 36 hotels unencumbered by mortgage debt as of December 31, 2023. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. We may also consider entering into joint ventures or alliances with one or more third parties to pursue attractive investment opportunities.

We believe that our strategically designed capital structure is a value creation tool that can be used over the entire lodging cycle. Specifically, we believe that lower leverage benefits us in the following ways:

•it provides capacity to fund attractive acquisitions;

•it enhances our ability to maintain a sustainable dividend;

•it enables us to opportunistically repurchase shares during periods of stock price dislocation; and

•it provides capacity to fund late-cycle capital needs.

As of December 31, 2023, our outstanding debt consists of a combination of unsecured term loans and fixed-rate property-specific mortgage debt. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Corporate Responsibility

Created in 2014, our Corporate Responsibility program incorporates governance, environmental, and social initiatives in our overall business strategy, investment decisions and asset management strategies. Our Corporate Responsibility program is guided by executive and board-level oversight, with the board’s Nominating and Corporate Governance Committee assigned to oversee the policies, strategy, and implementation of the program. In 2023, as a result of our commitment to sustainability, we were ranked first in sustainability performance as the America’s Regional Listed Sector Leader for Hotels for the fifth consecutive year by the GRESB Real Estate Assessment for the Standing Investments Benchmark.

We are committed to transparent reporting of our environmental, social, and governance (“ESG”) initiatives. In January 2024, we published our most recent annual Corporate Responsibility Report, which includes ESG policies, environmental and social programs, historic results and performance targets. The annual Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, including standards developed for the real estate sector by the International Financial Reporting Standards (“IFRS”) Foundation, which was formerly known as the Sustainable Accounting Standards Board.

Accounting metrics and disclosures for the real estate industry are provided by the IFRS Foundation, which publishes the Real Estate Sustainability Accounting Standard. This standard advises that total energy consumed (“Total Energy Consumption”) and total water withdrawn (“Total Water Consumption”) are the metrics that best correspond with the real estate industry. The water and energy data we use is first gathered from utility statements and then reviewed, aggregated, and analyzed by third-parties.

Beginning in 2021, we engaged an independent third party to verify our energy and water consumption data. The following charts display our Total Energy Consumption and Total Water Consumption for 2020, 2021 and 2022, the last fiscal year for which data is available. These metrics relate to our hotels owned for the entire year presented. In 2020 and 2021, total consumption of both energy and water was significantly reduced due to the historically low occupancy levels at our hotels as a result of the COVID-19 pandemic.

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

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.7% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. A portion of our common OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”) in December 2018. Each common OP unit currently owned by holders other than us is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of our common stock or, at our election, one share of our common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2023, limited partners held 723,166 common OP units. In the future, we may issue additional common OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to a wholly-owned subsidiary of our taxable REIT subsidiary, or TRS (each, a TRS lessee), or to an unrelated third party. In turn, our TRS lessees must engage a third-party management company to manage the hotels. As of December 31, 2023, we leased all of our hotels to TRS lessees, except for one hotel that is directly owned by a TRS.

The following chart shows our corporate structure as of the date of this report:

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Hilton or IHG-affiliated brand will enjoy the competitive advantages associated with their operations under such brand. We believe these global brands' reservation systems and national advertising, marketing and promotional services combined with strong management by third-party operators enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands generate repeat guest business that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Employees and Human Capital

As of December 31, 2023, we employed 33 full-time employees. None of our employees is a member of any union. During 2023, all employees involved in the day-to-day operation of our hotels were employed by third-party management companies engaged pursuant to hotel management agreements. The employees of our hotel managers at the Courtyard New York Manhattan/Fifth Avenue, Courtyard New York Manhattan/Midtown East, Hilton Garden Inn New York/Times Square Central, Westin Boston Seaport District and The Dagny Boston are currently represented by labor unions and are subject to collective bargaining agreements.

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

On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The final Treasury Regulations provide that:

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

The final Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the second paragraph under the heading “Material U.S. Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders Holding Capital Stock—Special FIRPTA Rules” is hereby deleted and replaced with the following:

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

Item 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors and should be carefully considered. These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

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

•decreases in the frequency of business travel that may result from alternatives to in-person meetings, including as post-COVID-19 pandemic norms continue to evolve;

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. GDP growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in major urban markets and destination resort locations in the U.S., our business may be particularly sensitive to changes in foreign exchange rates or a negative international perception of the U.S. arising from its political or other positions. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, including travel-related disruptions or incidents and their impact on travel, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

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

The increased use of Zoom video conferencing, Microsoft Teams and other teleconferencing and video-conference technology by businesses has resulted in decreased business travel as companies have leveraged the use of technologies that allow multiple parties from different locations to participate in virtual meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, continue to play a role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease and our hotels could be materially and adversely affected.

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

•changes in operating expenses; and

•pandemics and the outbreak of diseases, federal, state and local government shutdowns, airline strikes, civil unrest, active shooter attacks, acts of God, including earthquakes, floods, wildfires, hurricanes and other natural disasters and acts of war or terrorism and their consequences, which may result in uninsured losses.

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

All but four of our hotel management agreements are terminable at our option. The remaining four hotel management agreements have remaining terms ranging from approximately four years to 35 years, inclusive of renewal periods that are exercisable at the option of the property manager. We are subject to franchise agreements at certain of our properties, with remaining terms of up to 27 years, inclusive of renewal periods that are exercisable at the option of the franchisor. See Item 2, Properties, for hotel management and franchise agreement details. Because some of our hotels would have to be sold subject to the applicable agreement, the term length of an agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

Any future pandemic, epidemic or outbreak of any highly infectious disease could cause widespread disruptions in the U.S., regional and global economies, travel and the hospitality industry and could materially and adversely impact our business, financial condition and results of operations.

Any future pandemic, epidemic or outbreak of any highly infectious disease, including the emergence of additional COVID-19 variants, could cause widespread disruptions to the U.S. and global economy and volatility and negative pressure in financial markets.

The full extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. COVID-19 materially and adversely affected, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease may materially and adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

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

We are subject to the risks associated with the direct and indirect physical effects of climate change, which can include more frequent and severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our business, financial condition and results of operations. Seven of our hotels (The Lodge at Sonoma Resort, Westin San Diego Bayview, Hotel Emblem San Francisco, The Lindy Renaissance Charleston Hotel, Kimpton Shorebreak Huntington Beach Resort, The Landing Lake Tahoe Resort & Spa, and Cavallo Point) are located in areas that are seismically active. Nine of our hotels (Havana Cabana Key West, Margaritaville Beach House Key West, Westin Fort Lauderdale Beach Resort, Henderson Park Inn, Henderson Beach Resort, Bourbon Orleans Hotel, The Lindy Renaissance Charleston Hotel, Tranquility Bay Beachfront Resort and Kimpton Shorebreak Fort Lauderdale Beach Resort) are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks or active shooter attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 73% of our total revenues in 2023. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of pandemics or diseases, such as Zika, Ebola, COVID-19, H1N1 or other similar viruses, or severe weather, extreme temperatures or a changing climate in the area of any of our hotels, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such events may result in decreases in consumer discretionary spending, including the frequency with which our customers choose to stay at hotels or the amount they spend on hotels, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our Florida hotels (Havana Cabana Key West, Margaritaville Beach House Key West, Westin Fort Lauderdale Beach Resort, Henderson Park Inn, Henderson Beach Resort, Tranquility Bay Beachfront Resort and Kimpton Shorebreak Fort Lauderdale Beach Resort), the Bourbon Orleans Hotel and The Lindy Renaissance Charleston Hotel each have a deductible of 5% of total insured value for a named storm. In addition, each of our California hotels (Westin San Diego Bayview, Hotel Emblem San Francisco, Kimpton Shorebreak Huntington Beach Resort, The Lodge at Sonoma Resort, The Landing Lake Tahoe Resort & Spa and Cavallo Point) have a deductible of 5% of total insured value for damage due to an earthquake. We have submitted insurance claims relating to natural disasters at our hotels before and may need to submit similar claims in the future. The prior claims and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

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

We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions, security failures, or cybersecurity incidents could harm our business.

We and our hotel managers rely on information technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Some of these information technologies and systems are provided by third-party vendors. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of certain confidential customer information, such as individually identifiable information, including information relating to financial accounts. Recently, a number of hotels and hotel management companies have been subject to cybersecurity incidents, including successful attacks seeking guest credit card information. Moreover, the risk of a cybersecurity incident has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased.

For these reasons, we and our hotel managers are subject to risks associated with cybersecurity incidents, whether through cyber-attacks such as ransomware or online fraud schemes, spoofed e-mails and social engineering efforts by bad actors aimed at obtaining confidential information. Any compromise of the function, security and availability of our network and systems or the network and systems of our hotel managers or our third-party vendors could result in disruptions to operations, misappropriated or compromised confidential hotel or guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations and damage to our reputation or the reputations of our hotel managers and third-party vendors. Although we and our hotel managers have taken steps to protect the security of these systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses, or other cybersecurity incidents. The costs to us to eliminate or alleviate cybersecurity incidents could be significant and may increase as the number, intensity and sophistication of such incidents increases. Disruptions in service, system shutdowns and cybersecurity incidents affecting either the information technologies and systems of our hotel managers, our third-party vendors or our own information technologies and systems, including unauthorized disclosure of confidential information, could have a material adverse effect on our business operations and results, our financial and compliance reporting and our reputation.

Many of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a cybersecurity incident. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. However, these insurance policies may not be adequate to cover all loses relating to cybersecurity incidents. Despite various precautionary steps to protect our hotels from losses resulting from cybersecurity incidents, any occurrence of a cybersecurity incident could still result in losses at our properties, which could affect our results of operations. We are not aware of any cybersecurity incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

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

A substantial number of our hotels operate under a brand owned by Marriott, Hilton or IHG; therefore, we are subject to risks associated with concentrating our portfolio in three hotel chains.

As of the date of this report, 16 of our 36 hotels operate under brands owned by Marriott, three of our hotels operate under brands owned by Hilton and three of our hotels operate under brands owned by IHG. As a result, our success is dependent in part on the continued success of Marriott, Hilton and IHG and their respective brands. Consequently, if market recognition or the positive perception of Marriott, Hilton or IHG is reduced or compromised, the goodwill associated with the Marriott-, Hilton- and IHG-branded hotels in our portfolio may be adversely affected, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license.

As of the date of this report, 22 of our 36 hotels operate under Marriott, Hilton or IHG franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

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
Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any franchisor other third-party hotel manager. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

If we were to lose a brand license at one or more of our hotels, the value of the affected hotels could decline significantly and we could incur significant costs to obtain new franchise licenses, which could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.
The terms of our franchise and brand management agreements generally require us to meet specified operating standards and other terms and conditions, and compliance with such standards may be costly. Failure by us, or any hotel management company that we engage, to maintain these standards or other terms and conditions could result in a franchise license being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise license is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which could materially and adversely affect our results of operations and profitability.

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

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. We believe this could provide the major brand companies with leverage when negotiating for property improvement plans where the franchisor or hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards each franchisor or hotel brand has developed.

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

We hold a leasehold or subleasehold interest in all or a portion of the land underlying eight of our hotels owned as of December 31, 2023 (Embassy Suites by Hilton Bethesda, Courtyard New York Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown at City Creek, Westin Boston Seaport District, Hotel Clio, Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and a parking area near the Bourbon Orleans Hotel. We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. For this reason, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We face competition for hotel acquisitions and investments, and we may not be successful in identifying or completing hotel acquisitions and investments that meet our criteria, which may impede our growth.

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

Many of our costs, such as operating expenses, interest expense and acquisition and renovation costs, could be adversely impacted by periods of heightened inflation.

Beginning in 2021, inflation in the United States rose to levels not experienced in recent decades, and we are seeing its impact on various aspects of our business. Certain of our operating expenses, including, but not limited to, labor costs, employee-related benefits, food, beverage and utility costs, repairs and maintenance expenses, property taxes and insurance premiums, have and may continue to negatively impact our business and results of operations. While, in general, operators of hotels possess the ability to adjust room rates daily to reflect the effects of inflation, competitive pressures, customer resistance to higher booking costs or other factors may limit the ability of our management companies to raise room rates. Additionally, inflation may have a negative effect on our ability to renovate or make capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. See “Risk Factors—Risks Related to our Business and Operations—We are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing for such expenditures.”

In March 2022, the Federal Reserve began, and it has continued and may continue, to raise interest rates in an effort to curb inflation. Our direct exposure to increases in interest rates in the short term is limited to our unhedged variable rate debt, which amounted to approximately $475.0 million as of December 31, 2023. However, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings under our Credit Agreement or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. For more information, see “Risk Factors—Risks Related to our Debt and Financing— Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our ability to make cash distributions necessary to maintain our tax status as a REIT and limit our ability to make distributions to our stockholders.”

In addition, historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates, which tend to be positively correlated with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our portfolio and result in the decline of the quoted trading price of our securities and market capitalization, as well as lower sales proceeds from future dispositions.

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

Our success depends in part upon our third-party managers’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in increasingly short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees may require us or our third party managers to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. In addition, we could face additional challenges meeting workforce requirements due to changes in workforce dynamics, such as remote work arrangements or more flexibility in work schedules, which could result in increased labor costs in the future.

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

All of our existing mortgage debt agreements contain, and future mortgage debt agreements may contain, “cash trap” provisions that could limit our ability to make distributions to our stockholders.

All of our loan agreements contain, and future mortgage debt agreements may contain, cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines to a certain level. If the provisions in one or more of these loan agreements are triggered, substantially all of the cash flow generated by the hotel or hotels affected will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash will be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. These “cash trap” provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2023, we had no cash traps in place. However, the triggering of cash traps in the future could affect our liquidity and our ability to make distributions to our stockholders.

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

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Borrowing costs have steadily increased during the last two years and may continue to increase as the U.S. Federal Reserve addresses inflation and, as a result, borrowing costs on new and refinanced debt may be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. For instance, during 2022 and 2023 the U.S. Federal Reserve announced several increases to its benchmark interest rate and may approve one or more additional rate increases in the future, which increases may be significant. Higher interest rates could increase debt service requirements on any of our floating rate debt, including our unsecured term loans and any outstanding balance on our senior unsecured credit facility, and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities or other purposes.

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

We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2023, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

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

Stockholders have limited control over any changes that we make to our policies.

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

In addition, interest rates were at historically low levels for an extended period of time but increased significantly in recent years and may continue to increase in the near term. The market for common shares and preferred shares of publicly traded REITs may be influenced by the distribution yield on their shares (i.e., the amount of annual distributions as a percentage of the market price of their shares) relative to market interest rates. As market interest rates increase, prospective purchasers of REIT common shares and preferred shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock and Series A Preferred Stock to be relatively less attractive to our investors and the market price of our common stock and Series A Preferred Stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels, which may be reflected in the market price of our common stock and Series A Preferred Stock.

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

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. As of December 31, 2023, 4,760,000 shares of our Series A Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred stock is approximately $119.0 million and aggregate annual dividends on these shares are approximately $9.8 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A Preferred Stock have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The conversion rights of our Series A Preferred Stock may be detrimental to holders of our common stock.

As of December 31, 2023, 4,760,000 shares of our Series A Preferred Stock were outstanding and could be converted, upon the occurrence of limited specified change in control transactions, into shares of our common stock. The conversation of the Series A Preferred Stock would dilute the stockholder ownership in our Company and common OP unit holder ownership in our operating partnership and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Cyber Risk Management and Strategy

We and our property managers rely on information technology in our operations, and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks could harm our business. To help manage these risks, we engage and rely on external experts, internal auditors, and third-party assessors, including an information technology managed services provider. Our managed services provider currently provides us with both a virtual chief information security officer (vCISO) and a virtual chief information officer (vCIO), who offer us advice on technology, infrastructure, management, and productivity in relation to our information technology capabilities.

Our current view of cybersecurity risk is informed by a risk assessment conducted by a leading third-party assessor based on a recognized industry framework, which evaluated our cyber risk management controls. Our managed services provider also conducts periodic assessments of certain applications on our systems to determine, in part, any necessary security improvements. Our senior management reviews assessments performed by third-party assessors and our managed services provider to determine the appropriate treatment of identified risks.

We have also developed and have begun implementing a cyber risk management program for our third-party property managers. This program aims to assess the cybersecurity maturity of various commercial properties that we own through an evaluation of our property managers’ cybersecurity risk profile.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our data and systems. For more information about the cybersecurity risks we face, see Item 1A "Risk Factors."

Governance Related to Cybersecurity Risks

DiamondRock engages a managed services provider, which includes vCISO and vCIO services, to assist DiamondRock with the identification, monitoring, and management of cybersecurity risks. Our managed services provider reports periodically to our management team, including our Chief Accounting Officer & Treasurer and General Counsel & Chief Risk Officer. These senior executives then brief the Board on information regarding security matters at least quarterly. Additionally, we provide cybersecurity training for all Board members and senior executives.

As part of its charter, the Audit Committee oversees our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The Audit Committee administers its risk oversight function by receiving regular reports from members of senior management, including the Chief Accounting Office & Treasurer and General Counsel & Chief Risk Officer, on areas of material risk to the Company. Our Audit Committee discusses DiamondRock’s cybersecurity program at least annually, and receives quarterly updates from internal audit or management on cybersecurity incidents or other developments.

Our Board of Directors plays an important role in the risk oversight of the Company. Our Board is involved in risk oversight through its direct decision-making authority with respect to significant matters and the oversight of management by the Board’s committees. Our Board also relies on management to bring significant matters impacting DiamondRock to its attention.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2023.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott Downtown Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Seaport District	Boston	Massachusetts	Upper Upscale	Full Service	793	Aimbridge Hospitality
Salt Lake City Marriott Downtown at City Creek	Salt Lake City	Utah	Upper Upscale	Full Service	510	HEI Hotels & Resorts
Worthington Renaissance Fort Worth Hotel	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Westin San Diego Bayview	San Diego	California	Upper Upscale	Full Service	436	Aimbridge Hospitality
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	433	HEI Hotels & Resorts
Westin Washington D.C. City Center	Washington	District of Columbia	Upper Upscale	Full Service	410	Sage Hospitality
The Dagny Boston (formerly Hilton Boston Downtown/Faneuil Hall)	Boston	Massachusetts	Upper Upscale	Full Service	403	Aimbridge Hospitality
The Hythe Vail	Vail	Colorado	Luxury	Full Service	344	Vail Resorts
Courtyard New York Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
Atlanta Marriott Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Aimbridge Hospitality
The Gwen	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn New York/Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Embassy Suites by Hilton Bethesda	Bethesda	Maryland	Upper Upscale	Full Service	272	Sage Hospitality
Hilton Burlington Lake Champlain	Burlington	Vermont	Upper Upscale	Full Service	258	Aimbridge Hospitality
Henderson Beach Resort	Destin	Florida	Luxury	Full Service	255	Aimbridge Hospitality
Kimpton Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
Bourbon Orleans Hotel	New Orleans	Louisiana	Luxury	Full Service	220	Evolution Hospitality
Hotel Clio	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard New York Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Highgate Hotels
Margaritaville Beach House Key West	Key West	Florida	Upper Upscale	Full Service	186	Ocean Properties
The Lodge at Sonoma Resort	Sonoma	California	Upper Upscale	Full Service	182	Sage Hospitality
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
The Lindy Renaissance Charleston Hotel	Charleston	South Carolina	Upper Upscale	Full Service	167	Aimbridge Hospitality
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Passport Resorts
Chico Hot Springs Resort & Day Spa	Pray	Montana	Economy	Full Service	117	EOS Hospitality
Havana Cabana Key West	Key West	Florida	Upscale	Full Service	106	EOS Hospitality
Tranquility Bay Beachfront Resort	Marathon	Florida	Luxury	Full Service	103	EOS Hospitality
Hotel Emblem San Francisco	San Francisco	California	Upper Upscale	Full Service	96	Pacifica Hotels
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	96	HEI Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Evolution Hospitality
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Evolution Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Evolution Hospitality
Lake Austin Spa Resort	Austin	Texas	Luxury	Full Service	40	EOS Hospitality
Henderson Park Inn	Destin	Florida	Luxury	Full Service	37	Aimbridge Hospitality
Total					9,746
_____________
(1)As defined by STR, Inc.

Hotel Management Agreements

We are party to hotel management agreements for each hotel we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels as of December 31, 2023. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Terminable	Expiration Date of Current Term		Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
Atlanta Marriott Alpharetta	Aimbridge Hospitality	At will with no fee	9/2025		None
Bourbon Orleans Hotel	Evolution Hospitality	At will with no fee	7/2026		Month-to-month
Cavallo Point, The Lodge at the Golden Gate	Passport Resorts	At will with fee	6/2028		None
Chicago Marriott Downtown Magnificent Mile	Marriott	No	12/2038		Two ten-year periods
Chico Hot Springs Resort & Day Spa	EOS Hospitality	At will with fee until 8/2024; at will with no fee thereafter	8/2033		Month-to-month
Courtyard Denver Downtown	Sage Hospitality	At will with fee	7/2026		One five-year period
Courtyard New York Manhattan/Fifth Avenue	Highgate Hotels	At will with no fee	10/2025		None
Courtyard New York Manhattan/Midtown East	HEI Hotels & Resorts	At will with fee	8/2027		None
Embassy Suites by Hilton Bethesda	Sage Hospitality	At will with no fee	2/2027		One five-year period
The Gwen	HEI Hotels & Resorts	At will with fee	6/2026		None
Havana Cabana Key West	EOS Hospitality	At will with no fee	5/2032		Month-to-month
Henderson Beach Resort	Aimbridge Hospitality	At will with no fee	2/2032		Month-to-month
Henderson Park Inn	Aimbridge Hospitality	At will with no fee	7/2026		Month-to-month
The Dagny Boston (formerly Hilton Boston Downtown/Faneuil Hall)	Aimbridge Hospitality	At will with no fee	7/2025		None
Hilton Burlington Lake Champlain	Aimbridge Hospitality	At will with no fee	N/A		Month-to-month
Hilton Garden Inn New York/Times Square Central	Highgate Hotels	No	12/2024		One five-year period (2)
Hotel Clio	Sage Hospitality	At will with fee	5/2026		One five-year period
Hotel Emblem San Francisco	Pacifica Hotels	At will fee until 3/2025; at will with no fee thereafter	3/2028	T	Two five-year periods
Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	At will with no fee	12/2028		One five-year period (3)
The Hythe Vail	Vail Resorts	At will with fee	7/2024		None
Kimpton Shorebreak Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	3/2028		None
Kimpton Shorebreak Huntington Beach Resort	Kimpton Hotel & Restaurant Group	At will with fee	2/2025		None
Lake Austin Spa Resort	EOS Hospitality	At will with no fee	11/2032		Month-to-month
The Landing Lake Tahoe Resort & Spa	Evolution Hospitality	At will with fee	9/2024		One five-year period
L'Auberge de Sedona	Evolution Hospitality	At will with fee	10/2024		One five-year period
The Lodge at Sonoma Resort	Sage Hospitality	At will with fee	9/2025		None
Margaritaville Beach House Key West	Ocean Properties	No	7/2027		None
Orchards Inn Sedona	Evolution Hospitality	At will with fee	10/2024		One five-year period
The Lindy Renaissance Charleston Hotel	Aimbridge Hospitality	At will with no fee	9/2025		None
Salt Lake City Marriott Downtown at City Creek	HEI Hotels & Resorts	At will with no fee	9/2025		None
Tranquility Bay Beachfront Resort	EOS Hospitality	At will with no fee	4/2032		Month-to-month
Westin Boston Seaport District	Aimbridge Hospitality	At will with no fee	1/2025		None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	12/2027		None
Westin San Diego Bayview	Aimbridge Hospitality	At will with no fee	N/A		Month-to-month
Westin Washington D.C. City Center	Sage Hospitality	At will with fee	11/2026		One five-year period
Worthington Renaissance Fort Worth Hotel	Marriott	No	12/2031		Two ten-year periods
____________________
(1)Certain agreements allow for other extension rights that may be only at our option.
(2)Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.

(3)Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2027 and 2028. The manager did not earn an incentive management fee in 2023.

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

The following table sets forth the base management fee and incentive management fee generally due and payable each fiscal year, for each of our hotels as of December 31, 2023:

Property	Base Management Fee (1)		Incentive Management Fee (2)
Atlanta Marriott Alpharetta	2%		15%	(3) (4)
Bourbon Orleans Hotel	1%	(6)	15%	(3) (4)
Cavallo Point, The Lodge at the Golden Gate	2.5%		20%
Chicago Marriott Downtown Magnificent Mile	3%		15%	(7)
Chico Hot Springs Resort & Day Spa	2.5%		15%	(3) (8)
Courtyard Denver Downtown	1.5%	(5)	10%
Courtyard New York Manhattan/Fifth Avenue	2.25%		15%	(3)
Courtyard New York Manhattan/Midtown East	1.75%		15%	(3)
Embassy Suites by Hilton Bethesda	1.5%	(5)	10%
The Gwen	2.25%	(9)	15%
Havana Cabana Key West	2.5%		15%	(3) (8)
Henderson Beach Resort	2.25%		15%	(3) (4)
Henderson Park Inn	2.5%		15%	(3) (4)
The Dagny Boston (formerly Hilton Boston Downtown/Faneuil Hall)	1.25%		15%	(3) (4)
Hilton Burlington Lake Champlain	1.5%	(10)	10%	(4)
Hilton Garden Inn New York/Times Square Central	3%		20%	(3)
Hotel Clio	2%		15%	(3)
Hotel Emblem San Francisco	3%		10%	(3)
Hotel Palomar Phoenix	3.5%		20%
The Hythe Vail	2%		15%	(3)
Kimpton Shorebreak Fort Lauderdale Beach Resort	2%		15%	(3)
Kimpton Shorebreak Huntington Beach Resort	2.5%		15%
Lake Austin Spa Resort	2.5%		15%	(3) (8)
The Landing Lake Tahoe Resort & Spa	1.25%		15%	(4)
L'Auberge de Sedona	2.25%		15%	(4)
The Lodge at Sonoma Resort	2%		15%	(3)
Margaritaville Beach House Key West	3%		10%
Orchards Inn Sedona	2.25%		15%	(4)
The Lindy Renaissance Charleston Hotel	2%		15%	(3) (4)
Salt Lake City Marriott Downtown at City Creek	2%		15%	(3)
Tranquility Bay Beachfront Resort	2.5%		15%	(3) (8)
Westin Boston Seaport District	1%	(11)	15%	(3) (4)
Westin Fort Lauderdale Beach Resort	2%		15%	(3)
Westin San Diego Bayview	1.5%	(10)	10%	(4)
Westin Washington D.C. City Center	1.5%	(5)	10%
Worthington Renaissance Fort Worth Hotel	3%		25%
______________
(1)As a percentage of gross revenues.
(2)As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.
(3)Total incentive management fees are capped at 1% of gross revenues.
(4)The property will not individually earn their incentive fee unless a collective owner's priority threshold is met.
(5)The base management fee is the sum of 1.5% of gross revenues and 1.5% gross operating profit. Total management fees are capped at 3% of gross revenues.

(6)The base management fee was 2% from January 2023 through August 2023 and decreased to 1% for the remainder of the year.
(7)Calculated as 15% of net operating income. There is no owner's priority; however, the Company's contribution to the hotel's recent multi-year property renovation is treated as a deduction in calculating net operating income.
(8)The incentive management fee increases to 1.5% of gross revenues if the gross operating profit exceeds a specified amount plus any owner's priority.
(9)The incentive management fee is capped at 0.75% of gross revenues.
(10)Total management fees are capped at 2.5% of gross revenues.
(11)The base management fee decreases to 0.5% of gross revenues if the annual gross operating profit is less than $36 million. Base management fees for the year ended December 31, 2023 were decreased to 0.5% of gross revenues.

Additional information regarding fees incurred under hotel management agreements can be found in Note 13 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 19 franchised hotels as of December 31, 2023:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
Atlanta Marriott Alpharetta	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Embassy Suites by Hilton Bethesda	2/2037	3.5% of gross room sales; program fee of 4% of gross room sales (2)
Courtyard Denver Downtown	10/2027	5.5% of gross room sales
Courtyard New York Manhattan/Fifth Avenue	12/2035	6% of gross room sales
Courtyard New York Manhattan/Midtown East	8/2042	6% of gross room sales
The Gwen	9/2035	5% of gross room sales
Hilton Burlington Lake Champlain	7/2032 (3)	5% of gross room sales and 3% of gross food and beverage sales; program fee of 4% of gross room sales (3)
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
Hotel Clio	10/2036	6% of gross room sales and 3% of gross food and beverage sales (4)
The Hythe Vail	12/2041	5% of gross room sales and 2% of gross food and beverage sales
Kimpton Shorebreak Fort Lauderdale Beach Resort	4/2041	6% of gross room sales and 2% of gross food and beverage sales
The Lodge at Sonoma Resort	12/2035	5% of gross room sales
Margaritaville Beach House Key West	4/2041	5% of gross revenues
The Lindy Renaissance Charleston Hotel	12/2031	5% of gross room sales
Salt Lake City Marriott Downtown at City Creek	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Westin Boston Seaport District	12/2026	6% of gross room sales and 2% of gross food and beverage sales (5)
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego Bayview	12/2040	7% of gross room sales and 3% of gross food and beverage sales
Westin Washington D.C. City Center	12/2040	7% of gross room sales and 3% of gross food and beverage sales
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
(5)In January 2026, the franchise fees will increase to 7% of gross room sales and 3% of gross food and beverage sales through the remainder of the term.

Additional information regarding fees incurred under franchise agreements can be found in Note 13 to our accompanying consolidated financial statements.

Mortgage Debt

Four of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 5 to our accompanying consolidated financial statements.

Ground Leases

Eight of our hotels and one parking area are subject to ground lease agreements. Additional information regarding our hotels that are subject to ground leases can be found in Note 8 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 29, 2023 was $9.39 per share.

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

The graph assumes an initial investment on December 31, 2018 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

	2018	2019	2020	2021	2022	2023
DiamondRock Hospitality Company Total Return	$100.00	$129.66	$96.55	$112.46	$96.94	$112.76
S&P 500 Total Return	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Dow Jones U.S. Hotel Hotels Total Return	$100.00	$109.70	$73.24	$87.06	$81.38	$99.96

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

Stockholder Information

As of February 23, 2024, there were 13 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 23, 2024, there were 11 holders of common OP units (in addition to the Company and executive officers of the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2023 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,903,835 (1)	— (2)	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,903,835	—	—
______________
(1)    Includes 1,871,539 shares of common stock issuable pursuant to our deferred compensation plan and 1,032,296 shares of common stock issuable upon the achievement of certain performance conditions.
(2)    Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2023 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2023	—	$—	—	$185,324
November 1 - November 30, 2023	—	$—	—	$185,324
December 1 - December 31, 2023	—	$—	—	$185,324
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

Fourth Quarter 2023 Sales of Unregistered Securities
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

Overview

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of December 31, 2023, we owned 36 hotels with 9,746 rooms located in 25 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.
We are a real estate investment trust ("REIT") for United States ("U.S.") federal income tax purposes. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of December 31, 2023. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

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

•Occupancy percentage;

•Average Daily Rate (“ADR”);

•Rooms Revenue per Available Room (“RevPAR”);

•Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”), Adjusted EBITDA, and Hotel Adjusted EBITDA; and

•Funds From Operations (“FFO”) and Adjusted FFO.

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 67% of our total revenues for the year ended December 31, 2023 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, inflation, interest rates, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBTIDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

Our Hotels

The following table sets forth certain operating information for the year ended December 31, 2023 for each of the hotels we owned during 2023.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2022 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	59.5%	$246.73	$146.76	11.0%
Westin Boston Seaport District	Boston, Massachusetts	793	81.9%	246.93	202.17	11.6%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	62.6%	186.86	116.96	11.7%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	73.3%	197.52	144.86	11.5%
Westin San Diego Bayview	San Diego, California	436	76.1%	217.02	165.18	12.5%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	74.2%	264.71	196.48	(3.8)%
Westin Washington D.C. City Center	Washington, D.C.	410	73.0%	219.08	159.99	24.1%
The Dagny Boston (formerly Hilton Boston Downtown)	Boston, Massachusetts	403	77.8%	278.65	216.90	(4.8)%
The Hythe Vail	Vail, Colorado	344	56.4%	436.67	246.16	7.3%
Courtyard New York Manhattan/Midtown East	New York, New York	321	90.9%	342.30	311.13	13.1%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	65.7%	155.55	102.21	21.4%
The Gwen	Chicago, Illinois	311	74.5%	297.18	221.33	1.7%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	91.4%	275.67	251.93	(2.3)%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	71.0%	163.92	116.45	55.2%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	75.7%	248.79	188.22	3.9%
Henderson Beach Resort	Destin, Florida	255	55.4%	432.60	239.49	(18.2)%
Kimpton Hotel Palomar Phoenix	Phoenix, Arizona	242	76.0%	222.03	168.84	16.1%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	75.6%	241.00	182.23	14.7%
Hotel Clio	Denver, Colorado	199	71.9%	313.75	225.52	6.4%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	95.3%	289.73	276.15	6.7%
Margaritaville Beach House Key West	Key West, Florida	186	82.7%	398.18	329.19	(8.3)%
The Lodge at Sonoma Resort	Sonoma, California	182	60.2%	451.90	272.13	(6.0)%
Courtyard Denver Downtown	Denver, Colorado	177	75.2%	216.78	163.04	7.4%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	88.7%	347.26	307.88	0.2%
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach, California	157	81.9%	322.69	264.35	(5.1)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	55.4%	591.89	327.66	(8.5)%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	67.0%	183.46	122.97	5.1%
Havana Cabana Key West	Key West, Florida	106	83.2%	300.60	250.01	(10.4)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	76.8%	630.39	484.26	(11.4)%
Hotel Emblem San Francisco	San Francisco, California	96	65.8%	234.34	154.14	(4.9)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	67.7%	211.05	142.94	(6.0)%
L'Auberge de Sedona	Sedona, Arizona	88	62.8%	926.89	581.76	(18.2)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	51.4%	448.48	230.43	(7.7)%
Orchards Inn Sedona	Sedona, Arizona	70	59.9%	293.83	176.08	(12.8)%
Lake Austin Spa Resort	Austin, Texas	40	58.5%	1,065.76	623.11	(17.1)%
Henderson Park Inn	Destin, Florida	37	68.9%	595.38	410.13	(12.7)%
TOTAL/WEIGHTED AVERAGE		9,746	72.1%	$282.11	$203.32	2.9%
________________
(1)The percentage change from 2022 RevPAR reflects the comparable period in 2022 to our 2023 ownership period.

Overview for 2023

While our results for the year ended December 31, 2022 included a strong recovery from the pandemic, the Omicron variant of COVID-19 limited the recovery of our business during the beginning of that period. As such, the results for the year ended December 31, 2023 reflect improvement in comparison to the year ended December 31, 2022, when considering the pandemic. Certain customer segments, particularly business and group travel, continue to recover from the impacts of the pandemic, while other customer segments and markets related to destination leisure travel began stabilizing during the year ended December 31, 2023 after experiencing significant growth since 2021. Our overall growth when comparing periods in 2023 to 2022 is more normalized than it was during the height of the pandemic and our subsequent recovery.

Hotel Acquisitions. On August 1, 2023, we acquired the 117-room Chico Hot Springs Resort and an adjacent ranch located in Pray, Montana for $31.9 million, including prorations and transaction costs. On October 25, 2023, we acquired the Chico Day Spa adjacent to the hotel for $0.8 million, including prorations and transaction costs.

Outlook for 2024

U.S. economic growth is broadly expected to decelerate in 2024 as the effects of monetary policy, most notably elevated interest rates, impact both businesses and consumers. According to many economic forecasts, a soft landing rather than a recession is the most likely scenario, supported by falling U.S. inflation and prospects for more accommodative policies from the Federal Reserve. The Federal Reserve has indicated it will remain data dependent in determining whether to continue to raise or begin to ease interest rates and may begin to ease interest rates as early as mid-2024 provided there are clear signs inflation is consistent with their target. However, the ultimate timing and impacts of these monetary policy changes and related impacts on the economy are unknown. Travel demand is highly sensitive to changes in macroeconomic factors and the threat of even a mild recession or slowdown creates a backdrop of uncertainty for the hospitality industry. The impact on the hospitality industry for 2024 may be intensified when considered in connection with high interest rates placing pressure on consumer spending and the uneven post-pandemic recovery across markets and demand segments.

Our portfolio is composed primarily of luxury and upper-upscale hotels and resorts located in major urban markets and popular leisure destinations. More than 60% of our profits come from our urban hotels, and we believe they are well positioned for outsized growth in 2024. Americans have transitioned back to the office but are not expected to return to a full five-day schedule as seen prior to the pandemic. Accordingly, group meeting activity is expected to be the leading source of revenue growth as the remote/hybrid office environment drives increased offsite employee meetings and events at our urban market hotels. Corporate transient demand is also expected to show steady improvement as office attendance increases. Our destination resorts have outperformed the recovery of the broader U.S. lodging industry and, depending on the macroeconomic environment, we expect the strong consumer preference for drive-to destinations will support resilient revenues and profits at our resorts in 2024. Longer term, we believe robust secular demand for experiential leisure travel, low growth in directly competitive supply, and targeted investments to renovate and reposition destination hotels can extend and intensify our growth. We anticipate industry profitability will be challenged by elevated interest rates and pressures on labor costs, insurance and property taxes as well as a short booking window and emerging and shifting travel patterns. We continue to work closely with our hotel managers to maximize revenue and identify operating efficiencies.

We expect the expansion of corporate travel demand will enable the industry to improve profits in 2024 and we enter the year with several favorable factors, including: (1) ownership of a high-quality portfolio, with a strong group revenue pace for 2024, based on group bookings to date (2) internal growth from five recent and three additional in process hotel rebranding or repositionings, (3) internal growth from the continuation of our asset management initiatives and return on investment projects, (4) conservative debt capital structure with limited near-term debt maturities, and (5) liquidity of $623.5million as of December 31, 2023.

Results of Operations

At December 31, 2023 and 2022, we owned 36 and 35 hotels, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the year ended December 31, 2023 and 2022. The properties detailed for the non-comparable periods highlighted in the table below are hereinafter referred to as “non-comparable properties” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Tranquility Bay Beachfront Resort	Marathon, Florida	January 6, 2022
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	April 1, 2022
Lake Austin Spa Resort	Austin, Texas	November 21, 2022
Chico Hot Springs Resort & Day Spa	Pray, Montana	August 1, 2023

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Revenue. Revenue consists of the following (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%

Rooms	$717,447	$681,269	$36,178	5.3%
Food and beverage	259,757	238,234	21,523	9.0
Other	97,663	82,000	15,663	19.1
Total revenues	$1,074,867	$1,001,503	$73,364	7.3%

Our total revenues increased $73.4 million from $1,001.5 million for the year ended December 31, 2022 to $1,074.9 million for the year ended December 31, 2023.

Rooms revenues increased by $36.2 million from the year ended December 31, 2022 to the year ended December 31, 2023, $12.7 million of which was due to the acquisition of the non-comparable properties. The remaining increase of $23.5 million was the result of improved occupancy and ADR at our urban hotels as group and corporate travel continued to improve, partially offset by declines in ADR at our resort hotels due to the normalizing of leisure demand.

The following are key hotel operating statistics for the years ended December 31, 2023 and 2022. The 2022 operating statistics reflect the period in 2022 comparable to our ownership period in 2023 for hotels acquired in 2023 and 2022.

	Year Ended December 31,
	2023	2022	% Change
Occupancy %	72.1%	68.3%	3.8%
ADR	$282.11	$289.07	(2.4)%
RevPAR	$203.32	$197.50	2.9%

Food and beverage revenues increased $21.5 million from the year ended December 31, 2022 to the year ended December 31, 2023, of which $3.8 million was due to the acquisition of non-comparable properties. The remaining increase of $17.7 million was primarily due to increases in both banquet revenues and outlet revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased $15.7 million from the year ended December 31, 2022 to the year ended December 31, 2023, $11.1 million of which was due to non-comparable properties. The remaining increase of $4.6 million was primarily due to increases in resort fees and parking revenues, partially offset by a decline in attrition and cancellation fees.
Hotel operating expenses. The operating expenses consisted of the following (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%

Rooms	$176,765	$163,062	$13,703	8.4%
Food and beverage	180,546	163,622	16,924	10.3
Other departmental and support expenses	261,536	233,691	27,845	11.9
Management fees	24,998	23,439	1,559	6.7
Franchise fees	35,738	32,683	3,055	9.3
Other property-level expenses	102,177	80,258	21,919	27.3
Total hotel operating expenses	$781,760	$696,755	$85,005	12.2%

Our hotel operating expenses increased $85.0 million from $696.8 million for the year ended December 31, 2022 to $781.8 million for the year ended December 31, 2023, $21.6 million of which was due to the acquisition of non-comparable properties. The remaining increase in hotel operating expenses was primarily due to increased occupancy and related labor costs. Other property-level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to an acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.5 million from the year ended December 31, 2022 primarily due to the properties acquired during 2022 and 2023, as well as the renovations and rebrandings that were completed in 2022 and 2023.

Impairment losses. During the year ended December 31, 2023, we recorded impairment losses of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. During the year ended December 31, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon our acquisition of four third-party owned units.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $0.2 million, from $31.8 million for the year ended December 31, 2022 to $32.0 million for the year ended December 31, 2023, primarily due to increases in employee-related costs. Additionally, during the year ended December 31, 2022, we recognized the reversal of compensation expense of $0.7 million resulting from the forfeiture of long-term incentive awards related to the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

Business interruption insurance income. For the year ended December 31, 2023, we recognized $0.5 million of business interruption insurance income related to an electrical fire at the Hilton Garden Inn New York/Times Square Central that caused the hotel to be closed for seven days and $0.1 million related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. During the year ended December 31, 2022, we recognized $0.5 million of business interruption insurance income related to the impact of the Caldor wildfire at The Landing Lake Tahoe Resort & Spa, which caused the hotel to be closed for 21 days in 2021.

Interest expense. Our interest expense increased $26.8 million from $38.3 million for the year ended December 31, 2022 to $65.1 million for the year ended December 31, 2023, and was comprised of the following (in millions):

	Year Ended December 31,		Change
	2023	2022	$	%
Mortgage debt interest	$16,436	$23,276	$(6,840)	(29.4)%
Term loan interest	43,294	21,153	$22,141	104.7
Credit facility interest and unused fees	1,256	5,279	$(4,023)	(76.2)
Amortization of debt issuance costs and debt premium	2,053	2,489	$(436)	(17.5)
Interest rate swap mark-to-market	2,033	(13,914)	$15,947	(114.6)
	$65,072	$38,283	$26,789	70.0%

The increase in interest expense is primarily related to rising interest rates on our variable rate unsecured term loans and the change in the fair value of certain of our interest rate swaps not designated as cash flow hedges, which were designated as cash flow hedges as of April 1, 2023, partially offset by a decrease in mortgage debt interest related to the payoff of four mortgage loans in 2022.

Loss on early extinguishment of debt. In September 2022, we refinanced our senior unsecured credit facility and unsecured term loans. As a result, we recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and fees paid to the lenders in consideration for our refinancing. We also recognized $0.1 million of loss on early extinguishment of debt related to the write-off of certain unamortized debt issues costs related to the payoff of four mortgage loans during the year ended December 31, 2022. No loss on early extinguishment of debt was recorded for the year ended December 31, 2023.

Income taxes. We recorded an income tax expense of $0.3 million in 2023 and income tax expense of $2.6 million in 2022. The 2023 income tax expense was incurred on the $4.3 million pre-tax income of our TRSs. The 2023 income tax provision includes a change in our valuation allowance of $1.0 million. The 2022 income tax expense was incurred on the $11.6 million pre-tax income of our TRSs. The 2022 income tax provision includes a change in our valuation allowance of $3.9 million.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Discussion of the comparison of the results of operations for the year ended December 31, 2022 to the year ended December 31, 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 49 under

Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which was filed with the SEC on February 24, 2023.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. Other than scheduled debt service payments, we have one mortgage loan that matures within one year which has a principal balance of $74.3 million as of December 31, 2023. We intend to repay this mortgage loan using cash on hand.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2023, we had no cash traps in place.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, certain redemptions of limited operating partnership units (“common OP units”), ground lease payments, share repurchases, and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

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

We believe that we maintain a reasonable amount of debt. As of December 31, 2023, we had $1.2 billion of debt outstanding with a weighted average interest rate of 5.22% and a weighted average maturity date of approximately 2.7 years, assuming all extension options available in our debt agreements are exercised. We have one mortgage loan maturing in August 2024, which we intend to repay using cash on hand. As of December 31, 2023, 32 of our 36 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

The following table outlines the timing and extent of our debt principal maturities and estimated interest payments for our mortgage debt and unsecured term loans as of December 31, 2023 (in thousands), assuming all extension options available in our debt agreements are exercised.

	Principal	Interest (1)	Total Principal and Interest
2024	$82,381	$57,970	$140,351
2025	295,808	48,447	344,255
2026	300,000	36,619	336,619
2027	—	33,019	33,019
2028	500,000	251	500,251
	$1,178,189	$176,306	$1,354,495
______________
(1)The interest expense for our variable rate unsecured term loans is calculated based on the rate as of December 31, 2023 of 6.81%.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program during the years ended December 31, 2023 and 2022.
Share Repurchase Program
Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 28, 2025. During the year ended December 31, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for an aggregate purchase price of $2.4 million. Information about our share repurchase program is in Note 9 to the accompanying consolidated financial statements.
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

Additional information about the credit and term loan facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common units and preferred stock. As of December 31, 2023, we had $121.6 million of unrestricted corporate cash and $45.6 million of restricted cash, and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $237.6 million for the year ended December 31, 2023. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes. The increase in cash provided by operations was primarily driven by timing differences related to collections from our hotel managers.

Our net cash used in investing activities was $120.8 million for the year ended December 31, 2023, which consisted of $86.3 million of capital expenditures, $32.7 million paid for the acquisition of the Chico Hot Springs Resort & Day Spa and adjacent ranch, and $1.8 million of cash paid for the acquisition of the land parcel underlying the parking structure at the Worthington Renaissance Fort Worth Hotel.

Our net cash used in financing activities was $56.7 million for the year ended December 31, 2023, which consisted of $31.9 million of distributions paid to holders of common stock and common units, $9.8 million of distributions paid to holders of preferred stock, $9.5 million of scheduled mortgage debt principal payments, $3.0 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, and $2.4 million paid to repurchase shares under our share repurchase program.

We currently anticipate our significant sources of cash for the year ending December 31, 2024 will be the net cash flow from hotel operations and any potential hotel dispositions. We expect our estimated uses of cash for the year ending December 31, 2024 will be scheduled debt service and maturity payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses and potential share repurchases.

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

We have paid the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units during 2022 and 2023, and through the date of this report:

For the year ended December 31, 2023, we paid an aggregate cash dividend of $0.12 per holder of common stock, OP units, and LTIP units. For the year ended December 31, 2022, we paid an aggregate cash dividend of $0.09 per holder of common stock, OP units, and LTIP units.

For each of the years ended December 31, 2023 and 2022, we paid an aggregate cash dividend of $2.0625 per holder of Series A Preferred Stock.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2023, we have set aside $39.7 million for capital projects in property improvement funds, which are included in restricted cash on our consolidated balance sheets.

We invested approximately $86.3 million in capital improvements at our hotels during the year ended December 31, 2023. Significant projects in 2023 included the following:

•The Dagny Boston: We completed a comprehensive renovation to rebrand the Hilton Boston Downtown/Faneuil Hall as The Dagny Boston, an independent lifestyle hotel, during the third quarter of 2023.
•Salt Lake City Marriott: We completed a renovation of the guestrooms during the third quarter of 2023.

We expect to spend approximately $100 million in capital improvements at our hotels in 2024, which includes the completion of certain projects that commenced in 2023. Significant projects in 2024 include the following:

•Westin San Diego Bayview: In late 2023, we commenced a comprehensive renovation of the hotel's guestrooms, which is expected to be completed in the second quarter of 2024.
•Hilton Burlington Lake Champlain: In 2023, we commenced a repositioning of the hotel to rebrand it as a Curio Collection by Hilton hotel. The repositioning is expected to be completed in the summer of 2024 and includes a new restaurant concept by a well-known, award-winning chef.
•Bourbon Orleans Hotel: We expect to reposition and rebrand the hotel during 2024 to capture rate potential against the luxury and lifestyle competitive sets.
•Orchards Inn Sedona: We expect to commence a repositioning of Orchards Inn as the Cliffs at L'Auberge. The project will integrate the hotel with the adjacent L'Auberge de Sedona and include construction of a new pool connecting the two properties, renovation of the guestrooms and creation of a new arrival experience and new outdoor event space. The project is expected to be completed in 2025.
•The Landing Lake Tahoe Resort and Spa: We expect to commence a renovation of the property to accommodate 14 new keys and construct an adjacent indoor/outdoor event space to be completed in 2025.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance: EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO. These measures should not be considered in isolation or as a substitute for measures of performance in accordance with U.S. GAAP. EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO, as calculated by us, may not be comparable to other companies that do not define such terms exactly as the Company.

Use and Limitations of Non-GAAP Financial Measures

Our management and Board of Directors use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. The use of these non-GAAP financial measures has certain limitations. These non-GAAP financial measures as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable U.S. GAAP financial measures, and our consolidated statements of operations and comprehensive income and consolidated statements of cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

EBITDA and EBITDAre

EBITDA represents net income (calculated in accordance with U.S. GAAP) excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. The Company computes EBITDAre in accordance with the National Association of Real Estate Investment Trusts ("Nareit") guidelines, as defined in its September 2017 white paper "Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate." EBITDAre represents net income (calculated in accordance with U.S. GAAP) adjusted for: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; (4) gains or losses on the disposition of depreciated property including gains or losses on change of control; (5) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate; and (6) adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.

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

FFO

The Company computes FFO in accordance with standards established by Nareit, which defines FFO as net income (calculated in accordance with U.S. GAAP) excluding gains or losses from sales of properties and impairment losses, plus real estate related depreciation and amortization. The Company believes that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of the Company's operations without regard to specified non-cash items, such as real estate related depreciation and amortization and gains or losses on the sale of assets. The Company also uses FFO as one measure in assessing its operating results.

Adjustments to EBITDAre and FFO

We adjust EBITDAre and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO when combined with U.S. GAAP net income, EBITDAre and FFO, is beneficial to an investor's complete understanding of our consolidated and property-level operating performance. We adjust EBITDAre and FFO for the following items:

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

•Cumulative Effect of a Change in Accounting Principle: The Financial Accounting Standards Board promulgates new accounting standards that require or permit the consolidated statement of operations and comprehensive income to reflect the cumulative effect of a change in accounting principle. We exclude the effect of these adjustments, which include the accounting impact from prior periods, because they do not reflect the Company’s actual underlying performance for the current period.

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

Hotel Adjusted EBITDA

We believe that Hotel Adjusted EBITDA provides our investors a useful financial measure to evaluate our hotel operating performance, excluding the impact of our capital structure (primarily interest), our asset base (primarily depreciation and amortization), and our corporate-level expenses. With respect to Hotel Adjusted EBITDA, we believe that excluding the effect of corporate-level expenses provides a more complete understanding of the operating results over which individual hotels and third-party management companies have direct control. We believe property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis. Hotel Adjusted EBITDA margins are calculated as Hotel Adjusted EBITDA divided by total hotel revenues.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$86,635	$109,705	$(195,405)
Interest expense	65,072	38,283	37,043
Income tax expense	317	2,607	3,267
Real estate related depreciation and amortization	111,302	108,849	102,963
EBITDA	263,326	259,444	(52,132)
Impairment losses	941	2,843	126,697
Loss on sale of hotel properties (1)	—	1,659	—
EBITDAre	264,267	263,946	74,565
Non-cash lease expense and other amortization	6,156	6,226	6,673
Professional fees and pre-opening costs related to Frenchman's Reef (2)	—	—	1,388
Uninsured costs related to natural disasters (3)	—	—	298
Loss on early extinguishment of debt	—	9,766	—
Hotel pre-opening costs	1,246	—	—
Hotel manager transition items	—	1,164	651
Severance costs (4)	—	(532)	(37)
Adjusted EBITDA	$271,669	$280,570	$83,538
Corporate expenses	32,048	31,790	32,552
Interest (income) and other (income) expense, net	(2,561)	(255)	(947)
Hotel Adjusted EBITDA	$301,156	$312,105	$115,143
_______________

(1)	During the year ended December 31, 2022, we recognized an incremental loss of $1.7 million due to post-closing adjustments related to hotels sold in 2021.
(2)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that were not recovered by insurance.
(4)
Consists of severance costs incurred, and adjustments thereto, associated with the elimination of positions at our hotels, which are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$86,635	$109,705	$(195,405)
Real estate related depreciation and amortization	111,302	108,849	102,963
Impairment losses	941	2,843	127,282
Loss on sale of hotel properties (1)	—	1,659	—
FFO	198,878	223,056	34,840
Distributions to preferred stockholders	(9,817)	(9,817)	(9,817)
FFO available to common stock and unit holders	189,061	213,239	25,023
Non-cash lease expense and other amortization	6,156	6,226	6,673
Professional fees and pre-opening costs related to Frenchman's Reef (2)	—	—	1,388
Uninsured costs related to natural disasters (3)	—	—	298
Loss on early extinguishment of debt	—	9,766	—
Hotel pre-opening costs	1,246	—	—
Hotel manager transition items	—	1,164	651
Severance costs (4)	—	(532)	(37)
Fair value adjustments to interest rate swaps	2,033	(13,914)	(7,690)
Adjusted FFO available to common stock and unit holders	$198,496	$215,949	$26,306
_______________

(1)	During the year ended December 31, 2022, we recognized an incremental loss of $1.7 million due to post-closing adjustments related to hotels sold in 2021.
(2)	Represents pre-opening costs and professional fees related to the reopening of Frenchman's Reef, as well as legal and other costs incurred at Frenchman's Reef as a result of Hurricane Irma that are not covered by insurance.
(3)	Represents costs incurred at the Bourbon Orleans Hotel as a result of Hurricane Ida that were not recovered by insurance.
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

Investment in Hotels

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential, which generally includes significant improvements, renovations and replacements, are capitalized, while repairs and maintenance are expensed as incurred.

Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets and recorded at relative fair value based upon total accumulated cost of the acquisition. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. In making estimates of fair values for purposes of allocating purchase price we evaluate several factors, including but not limited to comparable sales, expected future cash flows discounted at risk adjusted rates as well as industry and Company data. Direct acquisition-related costs are capitalized as a component of the acquired assets.
Depreciation is recorded using the straight-line method over the assets' estimated useful lives, which are generally as follows: 5 to 40 years for buildings and improvements; 1 to 10 years for furniture, fixtures and equipment; and 3 to 5 years for computer equipment and acquired software.

We evaluate the carrying value of our property and equipment for indicators of impairment. Indicators of impairment that may cause a review include, but are not limited to, adverse changes in the demand for lodging at the properties, current or projected losses from operations, and an expectation that the property is more likely than not to be sold significantly before the end of its useful life. When such indicators exist, we perform an analysis to determine the recoverability of the asset group by comparing the estimated undiscounted future cash flows, including the proceeds from the ultimate disposition of a hotel, less costs to sell, to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable and it exceeds the estimated fair value of the asset group, we recognize an impairment loss in our consolidated statement of operations and comprehensive income for the amount by which the carrying value exceeds the estimated fair value. We allocate the impairment loss related to the asset group among the various assets within the asset group pro rata based on the relative carrying values of the respective assets.

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

Inflation has increased recently to levels not seen in years. The United States Federal Reserve has raised interest rates in response to concerns about inflation. The Federal Reserve has indicated it will remain data dependent in determining whether to continue to raise or slowly ease interest rates during 2024. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2023 was $1.2 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2023 was to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of December 31, 2023, we held interest rate swaps related to $325 million of our variable-rate indebtedness, through which we receive one-month term SOFR and pay a fixed rate. If market rates of interest on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.8 million annually.

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

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2024 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2024 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference to our 2024 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2024 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2024 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2024 proxy statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2024 proxy statement.

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

3.Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of the Articles of Incorporation of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

3.1.7
Articles Supplementary Designating DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.7 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

3.2.1
Fifth Amended and Restated Bylaws of DiamondRock Hospitality (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2023)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

4.2
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

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

10.23*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.24*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.25*
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

10.28*
Severance Agreement between DiamondRock Hospitality Company and Jeffrey J. Donnelly, dated as of August 8, 2019 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2019)

10.29*
Severance Agreement between DiamondRock Hospitality Company and Justin L. Leonard, effective July 18, 2022 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 2022)

21.1†	List of DiamondRock Hospitality Company Subsidiaries
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
97†	DiamondRock Hospitality Company Compensation Recovery Policy
101.SCH†	Inline XBRL Taxonomy Extension Schema Document.
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF†	Inline XBRL Taxonomy Definition Linkbase Document.
104†	Cover Page Interactive Data File (formatted as inline XBRL and with applicable taxonomy extension information contained in Exhibits 101.*)

* Exhibit is a management contract or compensatory plan or arrangement.
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 28, 2024.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ WILLIAM J. TENNIS
	Name:	William J. Tennis
	Title:	Executive Vice President, General Counsel and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK W. BRUGGER	Chief Executive Officer and Director	February 28, 2024
Mark W. Brugger	(Principal Executive Officer)

/s/ JEFFREY J. DONNELLY	Executive Vice President and Chief	February 28, 2024
Jeffrey J. Donnelly	Financial Officer (Principal Financial Officer)

/s/ BRIONY R. QUINN	Senior Vice President and Treasurer	February 28, 2024
Briony R. Quinn	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 28, 2024
William W. McCarten

/s/ TIMOTHY R. CHI	Director	February 28, 2024
Timothy R. Chi

/s/ MICHAEL A. HARTMEIER	Director	February 28, 2024
Michael A. Hartmeier

/s/ KATHLEEN A. MERRILL	Director	February 28, 2024
Kathleen A. Merrill

/s/ WILLIAM J. SHAW	Director	February 28, 2024
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 28, 2024
Bruce D. Wardinski

/s/ TABASSUM S. ZALOTRAWALA	Director	February 28, 2024
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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 as stated in their report, which appears below.

/s/ Mark W. Brugger
Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey J. Donnelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Briony R. Quinn
Senior Vice President and Treasurer
(Principal Accounting Officer)

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Independent Registered Public Accounting Firm. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2023, was $2,755.2 million, which primarily consists of investments in hotel properties. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, to the carrying amount of the hotel property. If the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable, and when applicable, the Company’s process to evaluate whether a hotel’s carrying amount is recoverable based on its undiscounted future cash flows. We assessed management’s assumptions and the likelihood of a potential decrease in expected future cash flows caused by a shortened hold period that may indicate an investment in a hotel property would not be recoverable. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties, corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities. When events or changes in circumstances indicated the carrying amount of a hotel property may not be recoverable, we challenged the methodology and significant assumptions used by the Company to estimate undiscounted future cash flows.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 28, 2024

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Property and equipment, net	$2,755,195	$2,748,476
Right-of-use assets	97,692	99,047
Restricted cash	45,576	39,614
Due from hotel managers	144,689	176,708
Prepaid and other assets	73,940	76,131
Cash and cash equivalents	121,595	67,564
Total assets	$3,238,687	$3,207,540

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,177,005	1,185,793
Lease liabilities	112,866	110,875
Due to hotel managers	116,522	123,682
Deferred rent	69,209	65,097
Unfavorable contract liabilities, net	59,866	61,069
Accounts payable and accrued expenses	39,563	43,120
Distributions declared and unpaid	6,324	12,946
Deferred income related to key money, net	8,349	8,780
Total liabilities	1,589,704	1,611,362
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at December 31, 2023 and 2022	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 209,627,197 and 209,374,830 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,096	2,094
Additional paid-in capital	2,291,297	2,288,433
Accumulated other comprehensive loss	(2,036)	—
Distributions in excess of earnings	(649,330)	(700,694)
Total stockholders' equity	1,642,075	1,589,881
Noncontrolling interests	6,908	6,297
Total equity	1,648,983	1,596,178
Total liabilities and equity	$3,238,687	$3,207,540

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rooms	$717,447	$681,269	$399,055
Food and beverage	259,757	238,234	117,742
Other	97,663	82,000	50,337
Total revenues	1,074,867	1,001,503	567,134
Operating expenses:
Rooms	176,765	163,062	102,183
Food and beverage	180,546	163,622	89,795
Other departmental and support expenses	261,536	233,691	158,014
Management fees	24,998	23,439	10,208
Franchise fees	35,738	32,683	18,665
Other property-level expenses	102,177	80,258	82,804
Depreciation and amortization	111,302	108,849	102,963
Impairment losses	941	2,843	126,697
Corporate expenses	32,048	31,790	32,552
Business interruption insurance income	(647)	(499)	(705)
Total operating expenses, net	925,404	839,738	723,176

Interest expense	65,072	38,283	37,043
Interest (income) and other (income) expense, net	(2,561)	1,404	(947)
Loss on early extinguishment of debt	—	9,766	—
Total other expenses, net	62,511	49,453	36,096
Income (loss) before income taxes	86,952	112,312	(192,138)
Income tax expense	(317)	(2,607)	(3,267)
Net income (loss)	86,635	109,705	(195,405)
Less: Net (income) loss attributable to noncontrolling interests	(295)	(377)	821
Net income (loss) attributable to the Company	86,340	109,328	(194,584)
Distributions to preferred stockholders	(9,817)	(9,817)	(9,817)
Net income (loss) attributable to common stockholders	$76,523	$99,511	$(204,401)

Earnings (loss) earnings per share:
Earnings (loss) per share available to common stockholders—basic	$0.36	$0.47	$(0.96)
Earnings (loss) per share available to common stockholders—diluted	$0.36	$0.47	$(0.96)

Weighted-average number of common shares outstanding:
Basic	211,518,826	212,423,873	212,056,923
Diluted	212,304,117	213,188,987	212,056,923

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Comprehensive income (loss):
Net income (loss)	$86,635	$109,705	$(195,405)
Other comprehensive income (loss):
Unrealized (loss) on interest rate derivative instruments	(2,634)	—	—
Unrealized gain on Rabbi Trust assets	591	—	—
Comprehensive income (loss)	84,592	109,705	(195,405)
Comprehensive (income) loss attributable to noncontrolling interests	(288)	(377)	821
Comprehensive income (loss) attributable to the Company	$84,304	$109,328	$(194,584)

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	4,760,000	$48	210,073,514	$2,101	$2,285,491	$—	$(576,531)	$1,711,109	$7,816	$1,718,925
Net loss	—	—	—	—	—	—	(194,584)	(194,584)	(821)	(195,405)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	495,366	5	7,612	—	1	7,618	1,125	8,743
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(145,975)	(2)	(1,480)	—	—	(1,482)	—	(1,482)
Redemption of common OP units	—	—	323,990	3	2,367	—	—	2,370	(2,370)	—
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$—	$(780,931)	$1,515,214	$5,750	$1,520,964
Net income	—	—	—	—	—	—	109,328	109,328	377	109,705
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	—	—	(19,274)	(19,274)	(74)	(19,348)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	252,259	3	7,328	—	—	7,331	458	7,789
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(83,139)	(1)	(827)	—	—	(828)	—	(828)
Redemption of common OP units	—	—	28,502	—	214	—	—	214	(214)	—
Common stock repurchased and retired	—	—	(1,569,687)	(15)	(12,272)	—	—	(12,287)	—	(12,287)
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	$—	$(700,694)	$1,589,881	$6,297	$1,596,178
Net Income	—	—	—	—	—	—	86,340	86,340	295	86,635
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,625)	—	(2,625)	(9)	(2,634)
Unrealized gain on Rabbi trust assets	—	—	—	—	—	589	—	589	2	591
Distributions on common stock/units ($0.12 per common share/unit)	—	—	—	—	—	—	(25,159)	(25,159)	(127)	(25,286)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	867,041	9	7,946	—	—	7,955	816	8,771
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	(3)	(3,029)	—	—	(3,032)	—	(3,032)
Redemption of common OP units	—	—	37,559	1	365	—	—	366	(366)	—
Common stock repurchased and retired	—	—	(318,454)	(5)	(2,418)	—	—	(2,423)		(2,423)
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	$(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$86,635	$109,705	$(195,405)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	111,302	108,849	102,963
Corporate asset depreciation as corporate expenses	192	220	226
Loss on early extinguishment of debt	—	9,766	—
Non-cash lease expense and other amortization	6,156	6,226	6,673
Non-cash interest rate swap fair value adjustment	2,033	(13,914)	7,690
Amortization of debt issuance costs	2,053	2,489	2,547
Impairment losses	941	2,843	126,697
Amortization of deferred income related to key money	(431)	(423)	(329)
Share-based compensation	8,771	7,789	8,744
Deferred income tax expense	(975)	(781)	468
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,684)	(9,563)	3,142
Due to/from hotel managers	24,151	(24,034)	(63,236)
Accounts payable and accrued expenses	420	7,067	(2,487)
Net cash provided by (used in) operating activities	237,564	206,239	(2,307)
Cash flows from investing activities:
Capital expenditures for operating hotels	(86,314)	(67,657)	(47,132)
Property acquisitions	(32,699)	(181,942)	(226,627)
Proceeds from sale of properties, net	—	—	213,817
Acquisition of interest in land	(1,833)	—	—
Extension of the Salt Lake City Marriott Downtown ground lease	—	—	(2,781)
Receipt of deferred key money	—	1,000	524
Net cash used in investing activities	(120,846)	(248,599)	(62,199)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(9,544)	(14,629)	(15,318)
Repurchase of common stock	(2,423)	(12,287)	—
Repayments of mortgage debt	—	(178,141)	(1,880)
Proceeds from senior unsecured term loans	—	800,000	—
Repayments of senior unsecured term loans	—	(400,000)	—
Draws on senior unsecured credit facility	—	110,000	205,500
Repayments of senior unsecured credit facility	—	(200,000)	(170,500)
Payment of financing costs	—	(13,846)	(1,217)
Distributions on common stock and units	(31,909)	(6,421)	(119)
Distributions on preferred stock	(9,817)	(9,817)	(9,817)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(3,032)	(828)	(1,482)
Net cash (used in) provided by financing activities	(56,725)	74,031	5,167
Net increase (decrease) in cash and cash equivalents, and restricted cash	59,993	31,671	(59,339)
Cash, cash equivalents, and restricted cash beginning of year	107,178	75,507	134,846
Cash, cash equivalents, and restricted cash, end of year	$167,171	$107,178	$75,507

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2023	2022	2021
Cash paid for interest	$60,363	$47,547	$42,494
Cash paid for income taxes	$2,666	$6,625	$1,632
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,324	$12,946	$19
Accrued capital expenditures	$4,667	$8,007	$7,295
Transfer of land interest in consideration for extension of ground lease	$—	$—	$855
Redemption of Operating Partnership units for common stock	$365	$214	$2,370

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	2023	2022	2021
Cash and cash equivalents	$121,595	$67,564	$38,620
Restricted cash	45,576	39,614	36,887
Total cash, cash equivalents, and restricted cash	$167,171	$107,178	$75,507

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of December 31, 2023, we owned 36 hotels with 9,746 rooms. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of December 31, 2023. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Our operating partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate our operating partnership.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not affect the Company's financial position, results of operations, or cash flows. An adjustment was made to the consolidated balance sheet for the year ended December 31, 2022 to combine mortgage debt, net of unamortized debt issuance costs and unsecured term loans, net of unamortized debt issuance costs as debt, net of unamortized debt issuance costs. An adjustment was made to the consolidated statements of operations and comprehensive income for the year ended December 31, 2022 to present other departmental and support expenses and other property-level expenses, which were previously reported in total as other hotel expenses.

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

Property and Equipment

Property and equipment are recorded at cost. Costs of improvements that extend the economic life or improve service potential, which generally includes significant improvements, renovations and replacements, are capitalized, while repairs and maintenance are expensed as incurred.

Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets and recorded at relative fair value based upon total accumulated cost of the acquisition. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. In making estimates of fair values for purposes of allocating purchase price we evaluate several factors, including but not limited to comparable sales, expected future cash flows discounted at risk adjusted rates as well as industry and Company data. Direct acquisition-related costs are capitalized as a component of the acquired assets.

Depreciation is recorded using the straight-line method over the assets' estimated useful lives, which are generally as follows: 5 to 40 years for buildings and improvements; 1 to 10 years for furniture, fixtures and equipment; and 3 to 5 years for computer equipment and acquired software.

We evaluate the carrying value of our property and equipment for indicators of impairment. Indicators of impairment that may cause a review include, but are not limited to, adverse changes in the demand for lodging at our hotels, current or projected losses from operations, and an expectation that a hotel is more likely than not to be sold significantly before the end of its useful life. When such indicators exist, we perform an analysis to determine the recoverability of the asset group by comparing the estimated undiscounted future cash flows, including the proceeds from the ultimate disposition of a hotel, less costs to sell, to the net carrying value of the asset group. If the carrying value of the asset group is not recoverable and it exceeds the estimated fair value of the asset group, we recognize an impairment loss in our consolidated statement of operations and comprehensive income for the amount by which the carrying value exceeds the estimated fair value. We allocate the impairment loss related to the asset group among the various assets within the asset group pro rata based on the relative carrying values of the respective assets.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities, when purchased, of three months or less.

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

Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are recognized as revenue when the services are provided to the customer or when a customer with a noncancelable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation.

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

We may recognize a tax benefit from an uncertain tax position when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more-likely-than-not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations and comprehensive income. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitation. We had no uncertain tax positions as of December 31, 2023 and 2022.

Intangible Assets and Liabilities

Intangible assets and liabilities recorded may include trade names, management or franchise agreement intangibles, right-to-manage assets, and in-place lease intangibles assumed as part of the acquisition of certain hotels. We review the terms of agreements assumed in conjunction with the purchase of a hotel to determine if an intangible asset or liability exists. Intangible assets or liabilities are recorded at the acquisition date and amortized using the straight-line method over the expected useful life. We do not amortize intangible assets with indefinite useful lives, but we review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.

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

Share-Based Payments

The Company may award time-based restricted stock awards and performance-based stock awards to officers, employees and non-employee directors.

Restricted stock awards vest in equal annual installments over three to five years from the date of grant. Vested restricted stock awards are settled for the Company's common stock. The grant date fair value per share is equal to the closing stock price on the date of grant.

Performance-based awards are settled at the end of a three-year performance period with 50 percent of the award subject to achievement based on a measure of the Company's total stockholder return relative to a peer company group and the other 50 percent of the award subject to achievement of hotel market share improvement. The total number of performance shares that vest based on each performance measure (relative stockholder return and hotel market share improvement) is based on an achievement factor that, in each case, ranges from a zero to 150 percent payout. The grant date fair value of the relative stockholder return awards is estimated using the Monte Carlo Simulation, and the grant date fair value for the hotel market share improvement awards is equal to the closing stock price on the date of grant.

The measurement objective for these share-based awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the awards. We recognize share-based compensation expense ratably over the requisite service period which is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures as they occur. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes in connection with our variable rate debt. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheets at fair value. On the date the derivative contract is entered into, or at a later point in time, we may designate the derivative as a hedging instrument, and, if so, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. Changes in the fair value of a derivative that was determined to be an effective cash flow hedge is reported in other comprehensive income (loss) and is reclassified to interest expense in the same period during which the hedged transaction affects earnings. If we do not specifically designate the derivative as a cash flow hedge, changes in the fair value of the undesignated derivative instrument are reported in current period earnings.

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

Restricted Cash

Restricted cash primarily consists of cash held in reserve for replacement of furniture and fixtures and cash held in escrow pursuant to lender requirements.

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

Due to/from Hotel Managers

The due from hotel managers consists of hotel-level accounts receivable, periodic hotel operating distributions receivable from managers and prepaid and other assets held by the hotel managers on our behalf. The due to hotel managers represents liabilities incurred by the hotel on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.

Key Money

Key money represents consideration received from third parties to incentivize the Company to enter into hotel management or franchise agreements or to complete specific capital projects. Key money is deferred and amortized over the term of the hotel management or franchise agreement, or other systematic and rational period, if appropriate. Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as an offset to management fees or franchise fees.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of our cash and cash equivalents. We maintain cash and cash equivalents with various financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

We have concentration risk related to one of our hotel properties. In 2023, Chicago Marriott represented 10% of total revenues, total assets, and income before taxes.

Segment Reporting

Each one of our hotels is an operating segment. We evaluate each of our properties on an individual basis to assess performance, the level of capital expenditures, and acquisition or disposition transactions. Our evaluation of individual properties is not focused on property type (e.g. urban, suburban, or resort), brand, geographic location, or industry classification. All of our hotels meet the aggregation criteria established by U.S. GAAP for segment reporting, and as a result, we have one reportable segment.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09 on our consolidated financial statements.

3.Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2023	2022
Land	$590,824	$577,861
Land improvements	7,994	7,994
Buildings	2,878,508	2,798,654
Furniture, fixtures and equipment	561,484	525,901
Construction in progress	21,175	32,422
	4,059,985	3,942,832
Less: accumulated depreciation	(1,304,790)	(1,194,356)
	$2,755,195	$2,748,476

As of December 31, 2023 and 2022, we had accrued capital expenditures of $4.7 million and $8.0 million, respectively.

During the year ended December 31, 2023, we recorded impairment losses of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. During the year ended December 31, 2022, we recorded an impairment loss of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon our acquisition of four third-party owned units. During the year ended December 31, 2021, we recorded impairment losses of $126.7 million related to two hotels we sold during the year ended December 31, 2021 (as discussed in Note 4).

4. Hotel Acquisitions and Dispositions

Acquisitions

2022 Acquisitions

In January 2022, we acquired the 103-room Tranquility Bay Beachfront Resort located in Marathon, Florida, for $62.4 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

In April 2022, we acquired the 96-room Kimpton Shorebreak Fort Lauderdale Beach Resort located in Fort Lauderdale, Florida for $35.6 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

In November 2022, we acquired the 40-room Lake Austin Spa Resort located in Austin, Texas for $75.8 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

Included in our acquisition of the Tranquility Bay Beachfront Resort was income from 84 units owned by third parties that currently participate in the hotel's rental management program. We recognized a $45.2 million right-to-manage intangible asset related to these long-term rental agreements. In 2022, subsequent to the initial acquisition, we entered into agreements to purchase four of the third-party owned units for $4.1 million in aggregate. As a result, we recorded an impairment loss of of $2.8 million related to the right-to-manage intangible asset during the year ended December 31, 2022. The intangible asset is being amortized over a period of 40 years, which is our estimate of its useful life, inclusive of expected renewal periods. Amortization expense for the years ended December 31, 2023 and 2022 was $1.1 million. The amortization expense for each of the next five fiscal years is expected to be $1.1 million. The intangible asset, net of accumulated amortization was $40.2 million and $41.3 million as of December 31, 2023 and 2022, respectively, and is recorded within prepaid and other assets on the accompanying consolidated balance sheets.

2023 Acquisition

On August 1, 2023, we acquired the 117-room Chico Hot Springs Resort and an adjacent ranch located in Pray, Montana for $31.9 million, including prorations and transaction costs. The acquisition was funded with corporate cash. On October 25, 2023, we acquired the Chico Day Spa adjacent to the hotel for $0.8 million, including prorations and transaction costs.

Dispositions

In April 2021, we sold the wholly owned subsidiary of the Company that owned the Frenchman's Reef & Morning Star Marriott Beach Resort to an unaffiliated third party pursuant to a share purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, the Company received $35.0 million in cash upon closing, as well as a participation right in the future profits of the hotel once certain return metrics are achieved. Although we expect the profit participation could be meaningful, there can be no assurance that the property will satisfy such return metrics. We have no earned revenue under this profit participation arrangement since the sale. During 2021, we recorded an impairment loss of $11.5 million to adjust the hotel's carrying amount to the contractual consideration.

In June 2021, we sold The Lexington Hotel to an unaffiliated third party for $185.3 million. During 2021, we recorded an impairment loss of $115.2 million to adjust the hotel's carrying amount to the contractual consideration.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate as of December 31, 2023	Maturity Date	2023	2022
Courtyard New York Manhattan / Midtown East mortgage loan	4.40%	August 2024	74,346	76,153
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	73,727	75,625
Hotel Clio mortgage loan	4.33%	July 2025	56,091	57,469
Westin Boston Seaport District mortgage loan	4.36%	November 2025	174,025	178,487
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (1)	January 2025 (2)	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (2)	—	—
Total debt			1,178,189	1,187,734
Unamortized debt issuance costs (3)			(1,184)	(1,941)
Debt, net of unamortized debt issuance costs			$1,177,005	$1,185,793
Weighted-Average Interest Rate (4)	5.22%
_____________
(1)Interest rate as of December 31, 2023 was 6.81%.
(2)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Other Assets on the accompanying consolidated balance sheet.
(4)Weighted-average interest rate as of December 31, 2023 includes effect of interest rate swaps.

As of December 31, 2023, the aggregate debt maturities for our mortgage debt and unsecured term loans, assuming all extension options available in our debt agreements are exercised, are as follows (in thousands):

2024	$82,381
2025	295,808
2026	300,000
2027	—
2028	500,000
Thereafter	—
$1,178,189

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2023, four of our 36 hotel properties were secured by mortgage debt. We have one mortgage loan that matures within one year, which has a principal balance of $74.3 million as of December 31, 2023. We intend to repay this mortgage loan using cash on hand.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2022, we had $2.9 million held in cash traps, which is included within restricted cash on the accompanying balance sheet. As of December 31, 2023, all cash traps had been released.

Senior Unsecured Credit Facility and Unsecured Term Loans

Prior to September 27, 2022, we were party to credit agreements that provided for a $400 million senior unsecured credit facility (the “Revolving Credit Facility”), which was scheduled to mature in July 2023, a $350 million unsecured term loan that was scheduled to mature in July 2024 (the “Facility Term Loan”) and a $50 million unsecured term loan that was scheduled to mature in October 2023 (the “2023 Term Loan”). The interest rate on the Revolving Credit Facility and unsecured term loans was based upon LIBOR, plus an applicable margin based upon the Company’s leverage ratio.

On September 27, 2022, we entered into a Sixth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan consist of a $500 million term loan that matures on January 3, 2028, and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

We utilized the proceeds from the term loans under the Amended Credit Agreement to repay the Facility Term Loan, the 2023 Term Loan, $150 million that was outstanding on our Revolving Credit Facility, and our mortgage loans that were scheduled to mature in 2023. We recognized a $9.7 million loss on early extinguishment of debt related to the write-off of certain unamortized debt issuance costs and fees paid to the lenders in consideration for the Amended Credit Agreement.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Amended Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Amended Credit Agreement contains various financial covenants. A summary of the most significant covenants are as follows:

		Actual at
	Covenant	December 31, 2023
Maximum leverage ratio (1)	60%	29.3%
Minimum fixed charge coverage ratio (2)	1.50x	2.93x
Secured recourse indebtedness	Less than 45% of Total Asset Value	11.4%
Unencumbered leverage ratio	60.0%	30.0%
Unencumbered implied debt service coverage ratio	1.20x	2.49x
_____________________________
(1)Leverage ratio is net indebtedness, as defined in the Amended Credit Agreement, divided by total asset value, as defined in the Amended Credit Agreement, as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
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

The components of the Company's interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Mortgage debt interest	$16,436	$23,276	$24,992
Unsecured term loan interest	43,294	21,153	14,794
Credit facility interest and unused fees	1,256	5,279	2,400
Amortization of debt issuance costs and debt premium	2,053	2,489	2,547
Interest rate swap mark-to-market	2,033	(13,914)	(7,690)
	$65,072	$38,283	$37,043

6. Derivatives

As of December 31, 2023 and 2022, the Company had the following derivatives (in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2023	December 31, 2022
Senior unsecured term loans	Swap (1)	2.21%	SOFR	December 28, 2022	October 18, 2023	$25,000	$—	$517
Senior unsecured term loans	Swap (1)	2.21%	SOFR	December 28, 2022	October 18, 2023	$25,000	—	515
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	1,660	3,979
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	1,658	3,976
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	554	—
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	449	—
							$4,321	$8,987
(1)Swap was designated as cash flow hedge as of April 1, 2023.

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2023, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.
The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial statements (in thousands):

		Year Ended December 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2023	2022	2021
Loss recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$2,634	$—	$—
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(7,688)	$—	$—
Interest (income) expense for derivatives that were not designated as cash flow hedges	Interest expense	$469	$(13,486)	$(3,578)

During the next twelve months, the Company estimates that $2.5 million will be reclassified from other comprehensive income as a reduction to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,177,005	$1,167,638	$1,185,793	$1,148,533
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our interest rate swaps are Level 2 measurements under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs; however these inputs are not significant to the fair value measurement in its entirety.

The fair values of our other financial instruments not included in the table above are estimated to be equal to their carrying amounts.

8. Leases

We are subject to operating leases, the most significant of which are ground leases. We are the lessee to ground leases under eight of our hotels and one parking area as of December 31, 2023. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. As of December 31, 2023, our operating leases have a weighted-average remaining lease term of 64 years and a weighted-average discount rate of 5.78%.

The components of operating lease expense, which is included in other property-level expenses in our consolidated statements of operations, and cash paid for amounts included in the measurement of lease liabilities, are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$11,106	$11,255
Variable lease payments	$1,687	$1,576
Cash paid for amounts included in the measurement of operating lease liabilities	$3,995	$4,087

Future minimum lease payments are as follows (in thousands):

Year Ending December 31,	As of December 31, 2023
2024	$4,139
2025	4,206
2026	4,701
2027	4,737
2028	5,020
Thereafter	747,799
Total lease payments	770,602
Less imputed interest	(657,736)
Total lease liabilities	$112,866

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel as of December 31, 2023:

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

A portion of the Hotel Clio is subject to a ground lease that covers approximately 5,500 square feet. The term of the ground lease runs through December 2030, inclusive of two 5-year renewal options. The lease may be indefinitely extended thereafter in one-year increments. The remainder of the land on which the hotel is constructed is owned by us in fee simple.

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

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Embassy Suites by Hilton Bethesda	Through 4/2087	$1,021,214 (2)
Courtyard New York Manhattan/Fifth Avenue (3)	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2085	$4,321,336
Salt Lake City Marriott (Ground lease for hotel)	Through 12/2106	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott (Ground lease for extension)	1/2018 - 12/2056	$15,738 (4)
Westin Boston Seaport District (5) (Base rent)	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Seaport District (Percentage rent)	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
Hotel Clio	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (6)	$60,000
Orchards Inn Sedona	7/2018 - 12/2070	$145,175 (7)
Hotel Palomar Phoenix (Base Rent)	4/2022 - 3/2085	$36,345 (8)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (9)	1/2022 - 6/2033	$312,000
	7/2033 - 6/2043	$234,000
	7/2043 - 6/2053	$156,000
	7/2053 - 6/2063	$78,000
	7/2063 - 3/2085	$—
Cavallo Point (Base Rent)	1/2019 - 12/2066	$67,034 (10)
Cavallo Point (11) (Percentage Rent)	1/2019 - 12/2023	2.0% of adjusted gross revenue over threshold
	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (12) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold
Bourbon Orleans Hotel parking sublease	Through 7/2069	$36,000 (13)
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2023. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the years ended December 31, 2023 and 2022.

(4)	Represents rent for the year ended December 31, 2023. Rent increases annually based on the greater of 2% or a Consumer Price Index calculation.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(7)	Represents rent for the year ended December 31, 2023. Rent increases annually in June based on a Consumer Price Index calculation.

(8)	Represents rent for the year ended March 31, 2023. Rent increases annually each April by 2.5%.

(9)	As lessee of a government property, the hotel is subject to a Government Property Lease Excise Tax under Arizona state statute.

(10)
Base rent resets every five years based on the average of the previous three years of adjusted gross revenues, as defined in the ground lease, multiplied by 75%. The next base rent reset will be January 2024.

(11)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(12)	Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $42 million plus an annual increase based on a Consumer Price Index calculation.

(13)	Represents rent for the year ending December 31, 2023. Annual rent increases by $6,000 every five years. The next rent increase will be January 2027.

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

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program during the years ended December 31, 2023 and 2022.

In September 2022, our board of directors approved a share repurchase program authorizing us to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. During the year ended December 31, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for an aggregate purchase price of $2.4 million. During the year ended December 31, 2022, we repurchased 1.6 million shares of common stock at an average price of 7.81 per share for a total purchase price of $12.3 million. As of February 28, 2024, we have $185.3 million of authorized capacity remaining under the share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of December 31, 2023 and 2022, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemed Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 10 for additional disclosures related to LTIP units.

There were 723,166 and 719,542 common OP units held by unaffiliated third parties and executive officers of the Company as of December 31, 2023 and 2022, respectively. There were 314,137 and 98,050 LTIP units outstanding as of December 31, 2023 and 2022, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

For the year ended December 31, 2023, we paid an aggregate cash dividend of $0.12 per holder of common stock, OP units, and LTIP units. For the year ended December 31, 2022, we paid an aggregate cash dividend of $0.09 per holder of common stock, OP units, and LTIP units.

For each of the years ended December 31, 2023 and 2022, we paid an aggregate cash dividend of $2.0625 per holder of Series A Preferred Stock.

10. Equity Incentive Plan

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (the “2016 Plan”), which we have fully committed as of December 31, 2023.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2021 to December 31, 2023 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	557,273	$9.83
Granted	1,177,537	9.37
Forfeited	(47,025)	9.21
Vested	(244,490)	9.94
Unvested balance at December 31, 2021	1,443,295	9.46
Granted	438,070	9.55
Forfeited	(250,261)	9.43
Vested	(274,167)	9.56
Unvested balance at December 31, 2022	1,356,937	9.47
Granted	247,762	8.94
Forfeited	(21,184)	9.13
Vested	(382,822)	9.60
Unvested balance at December 31, 2023	1,200,693	$9.33

The total unvested restricted stock awards as of December 31, 2023 are expected to vest as follows: 513,251 during 2024, 329,103 during 2025, 344,918 during 2026, 6,712 during 2027, and 6,709 during 2028. As of December 31, 2023, the unrecognized compensation cost related to restricted stock awards was $5.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. For the years ended December 31, 2023, 2022, and 2021, we recorded $4.2 million, $4.3 million and $3.9 million, respectively, of compensation expense net of forfeitures related to restricted stock awards. The compensation expense recorded for the year ended December 31, 2022 includes the reversal of $0.2 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer, as well as certain other employees.

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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94

A summary of our PSUs from January 1, 2021 to December 31, 2023 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	912,186	$9.63
Granted	347,981	9.34
Vested (1)	(290,927)	9.90
Unvested balance at December 31, 2021	969,240	9.45
Granted	407,570	9.66
Additional units from dividends	3,600	7.89
Vested (2)	(269,224)	10.14
Forfeited	(160,533)	9.34
Unvested balance at December 31, 2022	950,653	9.35
Granted	363,523	9.08
Additional units from dividends	17,886	8.35
Vested (3)	(299,766)	9.01
Unvested balance at December 31, 2023	1,032,296	$9.34
______________________
(1) The number of shares of common stock earned for the PSUs vested in 2021 was equal to 100.00% of the PSU Target Award.
(2)The number of shares of common stock earned for the PSUs vested in 2022 was equal to 105.71% of the PSU Target Award.
(3)The number of shares of common stock earned for the PSUs vested in 2023 was equal to 103.36% of the PSU Target Award.

The remaining unvested PSUs expected to vest are as follows: 300,905 during 2024, 328,122 in 2025 and 367,569 during 2026, and 35,700 during 2027. As of December 31, 2023, the unrecognized compensation cost related to the PSUs was $4.1 million and is expected to be recognized on a straight-line basis over a period of 24 months. For the years ended December 31, 2023, 2022, and 2021, we recorded approximately $3.0 million, $2.3 million, and $3.0 million, respectively, of compensation expense net of forfeitures related to the PSUs. The compensation expense recorded for the year ended December 31, 2022 includes the reversal of $0.5 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

LTIP Units

A summary of our LTIP units from January 1, 2021 to December 31, 2023 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2021	243,809	$10.29
Vested (1)	(108,421)	10.38
Unvested balance at December 31, 2021	135,388	10.22
Granted	71,084	9.32
Vested (1)	(108,422)	10.38
Unvested balance at December 31, 2022	98,050	9.39
Granted	257,270	8.94
Vested (1)	(41,183)	9.49
Unvested balance at December 31, 2023	314,137	$9.01
______________________
(1)As of December 31, 2023, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 99,974 during 2024 and 2025, 99,973 during 2026, and 14,216 during 2027. As of December 31, 2023, the unrecognized compensation cost related to LTIP unit awards was $2.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 30 months. For the years ended December 31, 2023, 2022, and 2021, we recorded $0.8 million, $0.5 million, and $1.1 million, respectively, of compensation expense related to LTIP unit awards.

11. Income Taxes

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built in gains” on sales of certain assets. Our taxable REIT subsidiaries are subject to federal, state and local taxes.

For federal income tax purposes, the cash distributions paid to holders of our common stock and Series A Preferred Stock may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.

The following characterizes distributions paid to holders of common stock and Series A Preferred Stock on a tax basis for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Common Stock
Ordinary non-qualified income	$0.120000	$0.044543	$—
Qualified dividends	—	0.045457	—
	$0.120000	$0.090000	$—
Series A Preferred Stock
Ordinary non-qualified income	$2.062500	$1.020772	$—
Qualified dividends	—	1.041728	—
Return of capital	—	—	2.062500
	$2.062500	$2.062500	$2.062500

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current - Federal	$(84)	$901	$2,759
State	1,376	2,487	40
	1,292	3,388	2,799
Deferred - Federal	492	1,090	5,190
State	(486)	2,044	(6,159)
Change in valuation allowance	(981)	(3,915)	1,437
	(975)	(781)	468
Income tax provision	$317	$2,607	$3,267

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Statutory federal tax provision (benefit)	$18,226	$23,620	$(40,337)
Tax impact of REIT election	(17,281)	(21,110)	45,946
State income tax provision (benefit), net of federal tax benefit	890	4,531	(6,119)
Change in valuation allowance	(981)	(3,915)	1,437
Permanent differences	(349)	(495)	2,561
Other	(188)	(24)	(221)
Income tax provision	$317	$2,607	$3,267

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

	2023	2022
Federal
Net operating loss carryforwards	$2,585	$3,541
Deferred income	2,049	3,282
Other	407	511
Depreciation and amortization	(2,074)	(3,808)
Less: Valuation allowance	(1,766)	(3,002)
Federal - Deferred tax assets (liabilities), net	$1,201	$524

State
Net operating loss carryforwards	$8,921	$8,499
Deferred income	553	851
Alternative minimum tax credit carryforwards	231	211
Other	120	141
Depreciation and amortization	(559)	(987)
Less: Valuation allowance	(8,253)	(7,999)
State - Deferred tax assets, net	$1,013	$716

As of December 31, 2023, we had deferred tax assets of $11.5 million consisting of federal and state net operating loss carryforwards. The state loss carryforwards generally expire in 2032 through 2041 if not utilized by then; however, for certain states some loss carryforwards do not expire. The federal loss carryforwards do not expire.

We analyze our deferred tax assets for each jurisdiction and record a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets. As of December 31, 2023, we have a valuation allowance of $10.0 million on our deferred tax assets, which represents the amount of deferred tax assets that we believe is more likely than not to be realized. Our assessment included, among other considerations, the future reversals of existing taxable temporary differences and future taxable income that can be reasonably projected.

12. Earnings (Loss) Per Share

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per-share data):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$76,523	$99,511	$(204,401)
Denominator:
Weighted-average number of common shares outstanding—basic	211,518,826	212,423,873	212,056,923
Effect of dilutive securities:
Unvested restricted common stock	340,981	323,435	—
Shares related to unvested PSUs	444,310	441,679	—
Weighted-average number of common shares outstanding—diluted	212,304,117	213,188,987	212,056,923
Earnings (loss) per share:
Earnings (loss) per share available to common stockholders—basic	$0.36	$0.47	$(0.96)
Earnings (loss) per share available to common stockholders—diluted	$0.36	$0.47	$(0.96)

For the year ended December 31, 2021, 379,767 of unvested restricted common shares and 299,810 of unvested PSU's were excluded from diluted weighted-average common shares outstanding, as their effect would be anti-dilutive. There were no unvested restricted common shares or PSUs excluded from the diluted weighted-average common shares outstanding for the year ended December 31, 2023 and 2022.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

13. Relationships with Managers and Franchisors

We are party to a hotel management agreement at each of our hotels. Under our hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is between 1% and 3.5% of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner's priority. We refer to this excess of operating profits over the owner's priority as “available cash flow.”

Our management agreements generally provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

The following is a summary of management fees for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Base management fees	$22,543	$20,630	$11,542
Incentive management fees	4,444	4,790	468
Amortization of deferred income related to key money (1)	(400)	(392)	(213)
Amortization of unfavorable contract liabilities	(1,589)	(1,589)	(1,589)
Total management fees, net	$24,998	$23,439	$10,208
_____________________________
(1)Relates to key money received for Chicago Marriott Downtown Magnificent Mile, Westin Washington D.C. City Center and Henderson Beach Resort.

Five of our hotels earned incentive management fees for the years ended December 31, 2023 and 2021. Eleven of our hotels earned incentive management fees for the year ended December 31, 2022.

Franchise Agreements

We are party to franchise agreements for 19 of our hotels as of December 31, 2023. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross rooms revenue. Pursuant to these franchise agreements, we pay a royalty fee ranging between 3.5% and 7% of gross room sales, and, under certain agreements, between 1% and 3% of gross food and beverage sales.

The following is a summary of franchise fees for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Franchise fees	$35,769	$32,714	$18,781
Amortization of deferred income related to key money (1)	(31)	(31)	(116)
Total franchise fees, net	$35,738	$32,683	$18,665
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

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2023 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
Atlanta Marriott Alpharetta	$—	$3,623	$33,503	$5,576	$3,623	$39,079	$42,702	$(16,783)	$25,919	2005	10 - 40 Years
Bourbon Orleans Hotel		20,644	60,969	2,623	20,645	63,591	84,236	(3,780)	80,456	2021	10 - 40 Years
Cavallo Point, The Lodge at Golden Gate		—	123,100	8,360	—	131,460	131,460	(22,483)	108,977	2018	10 - 40 Years
Chicago Marriott Downtown, Magnificent Mile	—	36,900	347,921	98,124	36,900	446,045	482,945	(177,735)	305,210	2006	10 - 40 Years
Chico Hot Springs Resort & Day Spa	—	11,291	20,595	382	11,291	20,977	32,268	(445)	31,823	2023	10 - 20 Years
Embassy Suites by Hilton Bethesda	—	—	45,656	10,626	—	56,282	56,282	(23,901)	32,381	2004	10 - 40 Years
The Gwen Hotel	—	31,650	76,961	25,036	31,650	101,997	133,647	(37,760)	95,887	2006	10 - 40 Years
Courtyard Denver Downtown	—	9,400	36,180	6,653	9,400	42,833	52,233	(13,212)	39,021	2011	10 - 40 Years
Courtyard New York Manhattan/Fifth Avenue	—	—	34,685	8,831	—	43,516	43,516	(18,872)	24,644	2004	10 - 40 Years
Courtyard New York Manhattan/Midtown East	(74,346)	16,500	54,812	9,972	16,500	64,784	81,284	(28,305)	52,979	2004	10 - 40 Years
Havana Cabana Key West	—	32,888	13,371	6,408	32,888	19,779	52,667	(4,456)	48,211	2014	10 - 40 Years
Henderson Beach Resort		10,118	93,176	3,709	10,645	96,358	107,003	(4,980)	102,023	2021	10 - 40 Years
Henderson Park Inn		8,395	17,462	1,895	8,539	19,213	27,752	(1,309)	26,443	2021	10 - 40 Years
Hilton Burlington Lake Champlain	—	9,197	40,644	10,554	9,197	51,198	60,395	(13,182)	47,213	2012	10 - 40 Years
Hilton Garden Inn New York/Times Square Central	—	60,300	88,896	2,175	60,300	91,071	151,371	(21,217)	130,154	2014	10 - 40 Years
Hotel Clio	(56,091)	9,200	63,183	14,693	9,200	77,876	87,076	(21,714)	65,362	2011	10 - 40 Years
Hotel Emblem San Francisco	—	7,856	21,085	9,042	7,856	30,127	37,983	(6,975)	31,008	2012	10 - 40 Years
Hotel Palomar Phoenix	—	—	59,703	2,979	—	62,682	62,682	(8,899)	53,783	2018	10 - 40 Years
The Hythe Vail	—	5,800	52,463	37,390	5,800	89,853	95,653	(29,502)	66,151	2005	10 - 40 Years
Kimpton Shorebreak Fort Lauderdale Beach Resort	—	3,436	29,206	893	3,436	30,099	33,535	(1,301)	32,234	2022	10 - 40 Years
Kimpton Shorebreak Huntington Beach Resort	—	19,908	37,525	5,128	20,423	42,138	62,561	(9,368)	53,193	2015	10 - 40 Years
Margaritaville Beach House Key West	—	49,592	42,958	17,788	49,592	60,746	110,338	(11,746)	98,592	2015	10 - 40 Years
Lake Austin Spa Resort	—	25,089	43,879	295	25,089	44,174	69,263	(1,457)	67,806	2022	10 - 40 Years
The Landing Lake Tahoe Resort & Spa	—	14,816	24,351	1,756	14,816	26,107	40,923	(3,916)	37,007	2018	10 - 40 Years
L'Auberge de Sedona	—	39,384	22,204	8,201	39,384	30,405	69,789	(4,713)	65,076	2017	10 - 40 Years
Orchards Inn Sedona	—	9,726	10,180	690	9,726	10,870	20,596	(1,971)	18,625	2017	10 - 40 Years
Salt Lake City Marriott Downtown at City Creek	—	—	45,815	19,204	—	65,019	65,019	(24,864)	40,155	2004	10 - 40 Years
The Dagny Boston (formerly Hilton Boston Downtown/Faneuil Hall)	—	23,262	128,628	41,714	23,262	170,342	193,604	(41,153)	152,451	2012	10 - 40 Years
The Lindy Renaissance Charleston Hotel	—	5,900	32,511	10,833	5,900	43,344	49,244	(12,647)	36,597	2010	10 - 40 Years
The Lodge at Sonoma Resort	—	3,951	22,720	23,229	3,951	45,949	49,900	(17,868)	32,032	2004	10 - 40 Years
Tranquility Bay Beachfront Resort	—	1,865	19,357	34	1,865	19,391	21,256	(997)	20,259	2022	10 - 40 Years
Westin Boston Seaport District	(174,025)	—	273,696	39,172	—	312,868	312,868	(128,190)	184,678	2007	10 - 40 Years

Westin Fort Lauderdale Beach Resort	—	54,293	83,227	15,169	54,293	98,396	152,689	(21,576)	131,113	2014	10 - 40 Years
Westin San Diego Bayview	—	22,902	95,617	13,188	22,902	108,805	131,707	(30,542)	101,165	2012	10 - 40 Years
Westin Washington D.C City Center	—	24,579	122,229	16,277	24,579	138,506	163,085	(39,089)	123,996	2012	10 - 40 Years
Worthington Renaissance Fort Worth Hotel	(73,727)	15,500	63,428	28,866	17,172	90,622	107,794	(34,392)	73,402	2005	10 - 40 Years
Total	$(378,189)	$587,965	$2,381,896	$507,465	$590,824	$2,886,502	$3,477,326	$(841,300)	$2,636,026

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

Balance at December 31, 2020	$3,350,481
Additions:
Acquisitions	210,764
Capital expenditures	41,482
Deductions:
Impairment losses	(175,551)
Dispositions and other	(205,358)
Balance at December 31, 2021	3,221,818
Additions:
Acquisitions	122,832
Capital expenditures	39,859
Balance at December 31, 2022	3,384,509
Additions:
Acquisitions	31,886
Capital expenditures	60,931
Balance at December 31, 2023	$3,477,326

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

Balance at December 31, 2020	$683,543
Depreciation and amortization	70,765
Impairment losses	(61,002)
Balance at December 31, 2021	693,306
Depreciation and amortization	75,328
Balance at December 31, 2022	768,634
Depreciation and amortization	72,666
Balance at December 31, 2023	$841,300

C) The aggregate cost of properties for U.S. Federal income tax purposes (in thousands) is approximately $3,371,023 as of December 31, 2023.