Form 10-Q
period 2024-03-31
DiamondRock Hospitality Co
filed 2024-05-03
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 210,064,433 shares of its $0.01 par value common stock outstanding as of May 3, 2024.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Property and equipment, net	$2,750,573	$2,755,195
Right-of-use assets	97,151	97,692
Restricted cash	45,180	45,576
Due from hotel managers	155,744	144,689
Prepaid and other assets	70,085	73,940
Cash and cash equivalents	120,064	121,595
Total assets	$3,238,797	$3,238,687
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,174,733	1,177,005
Lease liabilities	113,201	112,866
Due to hotel managers	119,178	116,522
Deferred rent	70,638	69,209
Unfavorable contract liabilities, net	59,452	59,866
Accounts payable and accrued expenses	37,926	39,563
Distributions declared and unpaid	6,186	6,324
Deferred income related to key money, net	8,241	8,349
Total liabilities	1,589,555	1,589,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 210,064,433 and 209,627,197 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,100	2,096
Additional paid-in capital	2,290,288	2,291,297
Accumulated other comprehensive loss	(781)	(2,036)
Distributions in excess of earnings	(649,757)	(649,330)
Total stockholders’ equity	1,641,898	1,642,075
Noncontrolling interests	7,344	6,908
Total equity	1,649,242	1,648,983
Total liabilities and equity	$3,238,797	$3,238,687

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Revenues:
Rooms	$163,507	$160,673
Food and beverage	68,381	59,777
Other	24,535	23,103
Total revenues	256,423	243,553
Operating Expenses:
Rooms	43,968	40,203
Food and beverage	47,239	43,150
Other departmental and support expenses	64,600	61,968
Management fees	5,310	4,988
Franchise fees	9,026	8,077
Other property-level expenses	26,618	24,117
Depreciation and amortization	28,313	27,472
Corporate expenses	8,904	7,867
Total operating expenses, net	233,978	217,842
Interest expense	16,246	17,172
Interest (income) and other (income) expense, net	(1,069)	(423)
Total other expenses, net	15,177	16,749
Income before income taxes	7,268	8,962
Income tax benefit	1,090	226
Net income	8,358	9,188
Less: Net income attributable to noncontrolling interests	(30)	(32)
Net income attributable to the Company	8,328	9,156
Distributions to preferred stockholders	(2,454)	(2,454)
Net income attributable to common stockholders	$5,874	$6,702

Earnings per share:
Earnings per share available to common stockholders—basic	$0.03	$0.03
Earnings per share available to common stockholders—diluted	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,

	2024	2023
Comprehensive Income:
Net income	$8,358	$9,188
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	960	(84)
Unrealized gain on Rabbi Trust assets	299	237
Comprehensive income	9,617	9,341
Comprehensive income attributable to noncontrolling interests	(34)	(32)
Comprehensive income attributable to the Company	$9,583	$9,309

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	$(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	8,328	8,328	30	8,358
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	957	—	957	3	960
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	298	—	298	1	299
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,301)	(6,301)	(31)	(6,332)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	753,860	7	1,895	—	—	1,902	433	2,335
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(316,624)	(3)	(2,904)	—	—	(2,907)	—	(2,907)
Balance at March 31, 2024	4,760,000	$48	210,064,433	$2,100	$2,290,288	$(781)	$(649,757)	$1,641,898	$7,344	$1,649,242

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	—	$(700,694)	$1,589,881	$6,297	$1,596,178
Net income	—	—	—	—	—	—	9,156	9,156	32	9,188
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(84)	—	(84)	—	(84)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	237	—	237	—	237
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,295)	(6,295)	(32)	(6,327)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	804,541	—	1,827	—	—	1,827	140	1,967
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	6	(3,029)	—	—	(3,023)	—	(3,023)
Common stock repurchased and retired	—	—	(56,400)	(2)	(407)	—	—	(409)	—	(409)
Balance at March 31, 2023	4,760,000	$48	209,789,192	$2,098	$2,286,824	$153	$(700,287)	$1,588,836	$6,437	$1,595,273

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$8,358	$9,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,313	27,472
Corporate asset depreciation as corporate expenses	33	50
Non-cash lease expense and other amortization	1,518	1,550
Non-cash interest rate swap fair value adjustment	—	2,014
Amortization of debt issuance costs	513	513
Amortization of deferred income related to key money	(108)	(108)
Share-based compensation	2,335	1,967
Changes in assets and liabilities:
Prepaid expenses and other assets	4,527	5,123
Due to/from hotel managers	(8,398)	14,291
Accounts payable and accrued expenses	(5,858)	(3,991)
Net cash provided by operating activities	31,233	58,069
Cash flows from investing activities:
Capital expenditures	(18,867)	(21,642)
Net cash used in investing activities	(18,867)	(21,642)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,461)	(2,404)
Distributions on common stock and units	(6,471)	(12,773)
Distributions on preferred stock	(2,454)	(2,454)
Repurchase of common stock	—	(409)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(2,907)	(3,023)
Net cash used in financing activities	(14,293)	(21,063)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,927)	15,364
Cash, cash equivalents, and restricted cash at beginning of period	167,171	107,178
Cash, cash equivalents, and restricted cash at end of period	$165,244	$122,542

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)
(unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$16,235	$14,368
Cash paid for income taxes, net	$555	$8
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,186	$6,500
Accrued capital expenditures	$9,259	$7,711

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$120,064	$121,595
Restricted cash	45,180	45,576
Total cash, cash equivalents and restricted cash	$165,244	$167,171

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of March 31, 2024, we owned 36 hotels with 9,757 guest rooms. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.6% of the limited partnership units (“common OP units”) of our operating partnership as of March 31, 2024. The remaining 0.4% of the common OP units are held by third parties and executive officers of the Company. See Note 7 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with U.S. GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties.

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

Recently Issued Accounting Pronouncements

In March 2024, the Securities and Exchange Commission (the "SEC") issued final rules on the enhancement and standardization of climate-related disclosures. The rules require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled (Scope 1) and/or indirect emissions from purchased energy consumed in operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective for the Company on a phased-in timeline starting in the year ended December 31, 2025. While the SEC has voluntarily stayed the rules, the Company is currently evaluating the effect the rules will have on its financial statement disclosures.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$590,824	$590,824
Land improvements	7,994	7,994
Buildings and site improvements	2,889,017	2,878,508
Furniture, fixtures and equipment	571,335	561,484
Construction in progress	24,274	21,175
	4,083,444	4,059,985
Less: accumulated depreciation	(1,332,871)	(1,304,790)
	$2,750,573	$2,755,195

As of March 31, 2024 and December 31, 2023, we had accrued capital expenditures of $9.3 million and $4.7 million, respectively.

4. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of March 31, 2024	Maturity Date	March 31, 2024	December 31, 2023
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	$73,879	$74,346
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	73,240	73,727
Hotel Clio mortgage loan	4.33%	July 2025	55,735	56,091
Westin Boston Seaport District mortgage loan	4.36%	November 2025	172,874	174,025
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (1)	January 2025 (2)	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (2)	—	—
Total debt			1,175,728	1,178,189
Unamortized debt issuance costs (3)			(995)	(1,184)
Debt, net of unamortized debt issuance costs			$1,174,733	$1,177,005
Weighted-Average Interest Rate (4)	5.22%
_______________________
(1)Interest rate as of March 31, 2024 was 6.78%, which excludes the effect of interest rate swaps.
(2)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Other Assets on the accompanying consolidated balance sheet.
(4)Weighted-average interest rate as of March 31, 2024 includes the effect of interest rate swaps. See Note 5 for additional disclosures on interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2024, four of our 36 hotels were secured by mortgage debt. We have one mortgage loan that matures in the current year, which has a principal balance of $73.9 million as of March 31, 2024. We intend to repay this mortgage loan using cash on hand.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. We had no cash trapped as of March 31, 2024 and December 31, 2023.

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

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	March 31, 2024
Maximum leverage ratio (1)	60%	29.6%
Minimum fixed charge coverage ratio (2)	1.50x	2.87x
Secured recourse indebtedness	Less than 45% of Total Asset Value	11.6%
Maximum unencumbered leverage ratio	60%	30.8%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.46x
_____________________________

(1)Leverage ratio is net indebtedness, as defined in the Credit Agreement, divided by total asset value, defined in the Credit Agreements as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Credit Agreement as EBITDA less FF&E reserves, for the most recently ending 12 months, to fixed charges, which is defined in the Credit Agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same most recently ending 12-month period.

The components of the Company's interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Mortgage debt interest	$4,034	$4,091
Unsecured term loan interest	11,387	10,241
Credit facility interest and unused fees	312	313
Amortization of debt issuance costs and debt premium	513	513
Interest rate swap mark-to-market	—	2,014
	$16,246	$17,172

5. Derivatives

The Company had the following derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

							Fair Value of Assets
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2024	December 31, 2023
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	1,004	1,660
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	1,002	1,658
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	1,813	554
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	1,462	449
							$5,281	$4,321
______________________
(1)Swap was designated as cash flow hedge as of April 1, 2023.

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2024, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended March 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2024	2023
Loss (gain) recognized in other comprehensive income	Unrealized loss (gain) on interest rate derivative instruments	$(960)	$84
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(2,357)	$(147)
Interest (income) expense for derivatives that were not designated as cash flow hedges	Interest expense	$—	$469

During the next twelve months, the Company estimates that $2.7 million will be reclassified from other comprehensive income as a decrease to interest expense.

6. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,174,733	$1,167,022	$1,177,005	$1,167,638
_______________

(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our debt is a Level 2 measurement under the fair value hierarchy. We estimate the fair value of our debt by discounting the future cash flows of each instrument at estimated market rates.

The fair value of our interest rate swaps are a Level 2 measurement under the fair value hierarchy. We estimate the fair value of the interest rate swaps based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs; however these inputs are not significant to the fair value measurement in its entirety.

The fair values of our other financial instruments not included in the table above are estimated to be equal to their carrying amount.

7. Equity

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

Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 28, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. During the year ended December 31, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for a total purchase price of $2.4 million. We did not repurchase any shares of common stock during the three months ended March 31, 2024. As of May 3, 2024, we have $185.3 million of authorized capacity remaining under the share repurchase program.

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

As of March 31, 2024 and December 31, 2023, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2016 Plan (as defined in Note 8 below) for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 8 for additional disclosures related to LTIP units.

There were 808,923 and 723,166 common OP units held by unaffiliated third parties and executive officers of the Company as of March 31, 2024 and December 31, 2023, respectively. There were 228,380 and 314,137 unvested LTIP units outstanding as of March 31, 2024 and December 31, 2023, respectively.

Dividends and Distributions

For each of the three months ended March 31, 2024 and 2023, we paid an aggregate cash dividend of $0.03 per share or unit to holders of our common stock, common OP units, and LTIP units. For each of the three months ended March 31, 2024 and 2023, we paid an aggregate cash dividend of $0.5156 per share to holders of our Series A Preferred Stock.

8. Equity Incentive Plans

We are authorized to issue up to 6,082,664 shares of our common stock under our 2016 Equity Incentive Plan (as amended, the “2016 Plan”), which we have fully committed as of March 31, 2024 and December 31, 2023. On February 27, 2024, our board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan was approved by our stockholders on May 1, 2024. The 2024 Plan replaces the 2016 Plan and share grants will no longer be made under the 2016 Plan; however, shares underlying awards already granted under the 2016 Plan will still be issued under the 2016 Plan if the awards vest. Under the 2024 Plan, we are authorized to issue up to 7,900,000 shares of our common stock. Except for the shares and deferred stock units that are expected to be granted to our officers, employees and non-employee directors shortly after our annual meeting of stockholders, which represent the Company's annual equity grants to officers, employees and non-employee directors, no other shares have been issued or committed to be issued under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2024 to March 31, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,200,693	$9.33
Vested	(484,777)	9.37
Unvested balance at March 31, 2024	715,916	$9.30

The total unvested restricted stock awards as of March 31, 2024 are expected to vest as follows: 39,806 shares during 2024, 317,771 shares during 2025, 344,918 shares during 2026, 6,712 shares during 2027, and 6,709 shares during 2028. As of March 31, 2024, the unrecognized compensation cost related to restricted stock awards was $4.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. We recorded $1.0 million and $1.1 million of compensation expense related to restricted stock awards for each of the three months ended March 31, 2024 and 2023, respectively. We did not grant any restricted stock awards during the three months ended March 31, 2024.
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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94

A summary of our PSUs from January 1, 2024 to March 31, 2024 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,032,296	$9.34
Additional units from dividends	3,277	9.45
Vested (1)	(301,861)	9.32
Unvested balance at March 31, 2024	733,712	$9.35
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2024 was equal to 95.6% of the PSU Target Award.

The total unvested PSUs as of March 31, 2024 are expected to vest as follows: 329,163 units during 2025, 368,736 units during 2026, and 35,813 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of March 31, 2024, the unrecognized compensation cost related to the PSUs was $3.1 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $0.9 million and $0.7 million of compensation expense related to the PSUs for the three months ended March 31, 2024 and 2023, respectively. We did not grant any PSUs during the three months ended March 31, 2024.

LTIP Units

LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while potentially allowing them a more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan or 2024 Plan, as applicable. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.

A summary of our LTIP units from January 1, 2024 to March 31, 2024 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	314,137	$9.01
Vested (1)	(85,757)	8.94
Unvested balance at March 31, 2024	228,380	$9.03
______________________
(1)As of March 31, 2024, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of March 31, 2024 are expected to vest as follows: 38,452 during 2024, 87,856 during both 2025 and 2026, and 14,216 during 2027. As of March 31, 2024, the unrecognized compensation cost related to LTIP unit awards was $1.7 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $0.4 million and $0.1 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2024 and 2023, respectively. We did not grant any LTIP units during the three months ended March 31, 2024.

9. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share ("EPS") (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common stockholders	$5,874	$6,702
Denominator:
Weighted-average number of common shares outstanding—basic	211,669,343	211,411,519
Effect of dilutive securities:
Unvested restricted common stock	218,366	197,410
Shares related to unvested PSUs	454,758	205,793
Weighted-average number of common shares outstanding—diluted	212,342,467	211,814,722
Earnings per share:
Earnings per share available to common stockholders—basic	$0.03	$0.03
Earnings per share available to common stockholders—diluted	$0.03	$0.03

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

11. Subsequent Events

On April 15, 2024, the Company announced leadership changes and a simplified organizational structure, including (i) the appointment of Jeffrey J. Donnelly as Chief Executive Officer of the Company, (ii) the appointment of Briony R. Quinn as

Executive Vice President, Chief Financial Officer and Treasurer of the Company and (iii) the appointment of Justin L. Leonard as President of the Company, all effective as of April 15, 2024. In connection with these appointments, the Company announced (i) the departure of Mark W. Brugger as President and Chief Executive Officer of the Company and (ii) the departure of Troy G. Furbay as Executive Vice President and Chief Investment Officer of the Company, each effective as of April 15, 2024.

We expect to recognize approximately $19 million in the second quarter of 2024 for costs associated with our leadership changes and severance payments to Mr. Brugger and Mr. Furbay pursuant to their respective severance agreements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of March 31, 2024, we owned a portfolio of 36 premium hotels and resorts that contain 9,757 guest rooms located in 25 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

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

On April 15, 2024, we announced leadership changes and a simplified organizational structure, including (i) the appointment of Jeffrey J. Donnelly as our Chief Executive Officer, (ii) the appointment of Briony R. Quinn as our Executive Vice President, Chief Financial Officer and Treasurer and (iii) the appointment of Justin L. Leonard as our President, all effective as of April 15, 2024. Ms. Quinn will serve as both the principal financial officer and principal accounting officer and Mr. Leonard will also maintain his role as Chief Operating Officer and will assume the responsibilities previously overseen by Troy G. Furbay. In connection with these appointments, we also announced (i) the departure of Mark W. Brugger as President and Chief Executive Officer and (ii) the departure of Troy G. Furbay as Executive Vice President and Chief Investment Officer, each effective as of April 15, 2024.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the three months ended March 31, 2024 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following tables set forth certain operating information for the three months ended March 31, 2024 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2023 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	46.3%	$173.13	$80.22	7.4%
Westin Boston Seaport District	Boston, Massachusetts	793	78.0%	219.87	171.40	17.2%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	65.7%	198.29	130.36	(2.8)%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	69.9%	209.20	146.33	0.5%
Westin San Diego Bayview	San Diego, California	436	61.3%	218.22	133.84	(15.7)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	87.6%	330.31	289.51	(5.5)%
Westin Washington, D.C. City Center	Washington, D.C.	410	69.2%	216.86	149.98	2.7%
The Dagny Boston	Boston, Massachusetts	403	76.8%	194.24	149.23	33.5%
The Hythe Vail	Vail, Colorado	344	76.4%	629.06	480.78	(9.0)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	91.1%	248.51	226.49	10.3%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	59.1%	165.66	97.96	(1.6)%
The Gwen Hotel	Chicago, Illinois	311	65.9%	213.40	140.71	(3.0)%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	89.7%	181.91	163.18	(1.0)%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	58.9%	158.71	93.52	6.8%
Hilton Burlington Lake Champlain	Burlington, Vermont	258	56.2%	147.57	82.96	(20.8)%
Henderson Beach Resort	Destin, Florida	266	40.5%	324.06	131.20	(15.0)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	81.9%	274.39	224.84	1.3%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	76.6%	261.57	200.49	(4.7)%
Hotel Clio	Denver, Colorado	199	65.2%	266.77	173.98	(5.6)%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	89.0%	208.12	185.26	(1.9)%
Margaritaville Beach House Key West	Key West, Florida	186	91.8%	512.43	470.35	11.6%
The Lodge at Sonoma Resort	Sonoma, California	182	45.4%	311.09	141.10	(28.2)%
Courtyard Denver Downtown	Denver, Colorado	177	67.8%	156.97	106.42	(13.9)%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	86.6%	319.79	276.82	(1.7)%
Kimpton Shorebreak Resort Huntington Beach Resort	Huntington Beach, California	157	78.5%	286.87	225.25	2.0%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	51.0%	550.92	281.13	(6.0)%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	71.7%	180.03	129.16	7.0%
Havana Cabana Key West	Key West, Florida	106	85.6%	407.80	349.24	4.6%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	75.5%	809.20	610.81	1.4%
Hotel Emblem San Francisco	San Francisco, California	96	58.8%	254.29	149.50	(17.7)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	89.1%	259.42	231.18	(3.3)%
L'Auberge de Sedona	Sedona, Arizona	88	65.0%	860.57	559.03	1.5%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	46.7%	332.66	155.36	38.3%
Orchards Inn Sedona	Sedona, Arizona	70	57.2%	296.11	169.25	(2.5)%
Lake Austin Spa Resort	Austin, Texas	40	57.6%	1,000.12	576.17	(7.8)%
Henderson Park Inn	Destin, Florida	37	57.2%	410.42	234.65	15.3%
TOTAL/WEIGHTED AVERAGE		9,757	68.4%	$269.53	$184.23	(0.4)%
____________________
(1)The percentage change from 2023 RevPAR reflects the comparable period in 2023 to our 2024 ownership period for our 2023 acquisition.

Results of Operations

At March 31, 2024 and 2023, we owned 36 and 35 hotels, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three months ended March 31, 2024 and 2023. The property detailed in the table below is hereinafter referred to as a “non-comparable property” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Chico Hot Springs Resort & Day Spa	Pray, Montana	August 1, 2023

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Rooms	$163,507	$160,673	$2,834	1.8%
Food and beverage	68,381	59,777	8,604	14.4%
Other	24,535	23,103	1,432	6.2%
Total revenues	$256,423	$243,553	$12,870	5.3%

Our total revenues increased $12.9 million from the three months ended March 31, 2023 to the three months ended March 31, 2024.

Rooms revenues increased by $2.8 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, $1.3 million of which was due to the acquisition of the non-comparable property. The remaining increase of $1.5 million was the result of improved occupancy at our urban hotels as group and corporate travel continued to improve, partially offset by declines in occupancy and ADR at our resort hotels due to normalizing of leisure demand.

The following are key hotel operating statistics for the three months ended March 31, 2024 and 2023. The 2023 operating statistics reflect the period in 2023 comparable to our ownership period in 2024 for the hotel acquired in 2023.

	Three Months Ended March 31,
	2024	2023	% Change
Occupancy %	68.4%	66.9%	1.5%
ADR	$269.53	$276.43	(2.5)%
RevPAR	$184.23	$185.00	(0.4)%

Food and beverage revenues increased $8.6 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, $1.5 million of which was due to the acquisition of the non-comparable property. The remaining increase was primarily due to increases in both banquet revenues and audio visual revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.4 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, $0.5 million of which was due to the acquisition of the non-comparable property. The remaining increase of $0.9 million was primarily due to increases in resort fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Rooms	$43,968	$40,203	$3,765	9.4%
Food and beverage	47,239	43,150	4,089	9.5%
Other departmental and support expenses	64,600	61,968	2,632	4.2%
Management fees	5,310	4,988	322	6.5%
Franchise fees	9,026	8,077	949	11.7%
Other property-level expenses	26,618	24,117	2,501	10.4%
Total hotel operating expenses	$196,761	$182,503	$14,258	7.8%

Our hotel operating expenses increased $14.3 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, $3.2 million of which was due to the acquisition of the non-comparable property. The remaining increase in hotel operating expenses was primarily due to increased occupancy and related labor costs. Other property-level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.8 million, or 3.1%, from the three months ended March 31, 2023 primarily due to the acquisition of the non-comparable property, as well as renovations and rebrandings that were completed in 2023.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $1.0 million, or 13.2% from the three months ended March 31, 2023 primarily due to an increase in employee-related costs. During the three months ended March 31, 2024, the Company's Executive Vice President, General Counsel and Corporate Secretary announced his intention to retire effective June 30, 2024, resulting in a $0.8 million accelerated recognition of his equity based compensation.

Interest expense. Our interest expense decreased $0.9 million, from the three months ended March 31, 2023 to the three months ended March 31, 2024, and was comprised of the following (in millions):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Mortgage debt interest	$4,034	$4,091	$(57)	(1.4)%
Term loan interest	11,387	10,241	1,146	11.2%
Credit facility interest and unused fees	312	313	(1)	(0.3)%
Amortization of debt issuance costs and debt premium	513	513	—	—%
Interest rate swap mark-to-market	—	2,014	(2,014)	(100.0)%
	$16,246	$17,172	$(926)	(5.4)%

The decrease in interest expense is primarily related to the conversion of certain of our interest rate swaps to cash flow hedges as of April 1, 2023, partially offset by rising interest rates on our variable rate debt.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, cash severance payments related to our previously announced leadership changes, and the cost of acquiring additional hotels. Other than scheduled debt service payments, we have one mortgage loan that matures this year, which has a principal balance of $73.9 million as of March 31, 2024. We intend to repay this mortgage loan using cash on hand.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of March 31, 2024, we had no cash traps in place.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2024, we had $1.2 billion of debt outstanding with a weighted average interest rate of 5.22% and a weighted average maturity date of approximately 2.4 years, assuming all extension options available in our debt agreements are exercised. We have one mortgage loan maturing in August 2024, which we intend to repay using cash on hand. As of March 31, 2024, 32 of our 36 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 4 to the accompanying consolidated financial statements.

ATM Program

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program.
Share Repurchase Program
Our board of directors has authorized a share repurchase program pursuant to which we are authorized to repurchase up to $200.0 million of our common stock through February 28, 2025. During the three months ended March 31, 2024, we did not repurchase any shares. During the three months ended March 31, 2023, we repurchased 56,400 shares of common stock at an average price of $7.26 per share for a total purchase price of $0.4 million. Information about our share repurchase program is in Note 7 to the accompanying consolidated financial statements.

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

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 4 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common OP units and preferred stock. As of March 31, 2024, we had $120.1 million of unrestricted cash, $45.2 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $31.2 million for the three months ended March 31, 2024. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes. The decrease of $26.8 million in cash provided by operations from the three months ended March 31, 2023 was primarily driven by timing differences related to collections from our hotel managers.

Our net cash used in investing activities was $18.9 million for the three months ended March 31, 2024, which consisted of capital expenditures at our hotels.

Our net cash used in financing activities was $14.3 million for the three months ended March 31, 2024, which consisted of $6.5 million of distributions paid to holders of common stock and common OP units, $2.5 million of distributions paid to holders of preferred stock, $2.5 million of scheduled mortgage debt principal payments, and $2.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2024 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2024 will be scheduled debt service payments and maturity payments, capital expenditures, distributions to preferred and common stockholders, corporate expenses, and cash severance payments related to our previously announced leadership changes.

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

For each of the three months ended March 31, 2024 and 2023, we paid an aggregate cash dividend of $0.3 per share or unit to holders of our common stock, common OP units, and LTIP units.

For each of the three months ended March 31, 2024 and 2023, we paid an aggregate cash dividend of $0.5156 per share to holders of our Series A Preferred Stock.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2024, we have set aside $41.2 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheet.

In 2024, we expect to spend approximately $100 million on capital improvements at our hotels, of which we have invested approximately $18.9 million during the three months ended March 31, 2024. Significant projects in 2024 include the following:

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023

Net income	$8,358	9,188
Interest expense	16,246	17,172
Income tax benefit	(1,090)	(226)
Real estate related depreciation and amortization	28,313	27,472
EBITDA / EBITDAre	51,827	53,606
Non-cash lease expense and other amortization	1,518	1,550
Hotel pre-opening costs	234	216
Adjusted EBITDA	53,579	55,372
Corporate expenses	8,904	7,867
Interest (income) and other (income) expense, net	(1,069)	(423)
Hotel Adjusted EBITDA	$61,414	$62,816

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2024	2023

Net income	$8,358	$9,188
Real estate related depreciation and amortization	28,313	27,472
FFO	36,671	36,660
Distributions to preferred stockholders	(2,454)	(2,454)
FFO available to common stock and unit holders	34,217	34,206
Non-cash lease expense and other amortization	1,518	1,550
Hotel pre-opening costs	234	216
Fair value adjustments to interest rate swaps	—	2,014
Adjusted FFO available to common stock and unit holders	$35,969	$37,986

Critical Accounting Estimates and Policies

Our unaudited consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our critical accounting policies since the year ended December 31, 2023.

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

Inflation has increased recently to levels not seen in years. The United States Federal Reserve has raised interest rates in response to concerns about inflation. During the first quarter of 2024, inflation continued to persist at levels above the Federal Reserve's target level. The Federal Reserve has indicated it will remain data dependent in determining whether to continue to raise or slowly ease interest rates during 2024. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2024 was $1.2 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2024 is to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of March 31, 2024, we held interest rate swaps related to $325 million of our variable-rate indebtedness, which effectively fixes the interest rate on a portion of our variable-rate debt for varying periods, up to or prior to maturity. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.8 million annually.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2024	—	$—	—	$185,324
February 1 - February 29, 2024	316,624 (2)	$9.18	—	$185,324
March 1 - March 31, 2024	—	$—	—	$185,324

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
(2)Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

10.1†	DiamondRock Hospitality Company 2024 Equity Incentive Plan, effective as of May 1, 2024 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2024)

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement.
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

May 3, 2024

/s/ Jeffrey J. Donnelly
Jeffrey J. Donnelly
Chief Executive Officer
(Principal Executive Officer)

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)