Form 10-Q
period 2024-06-30
DiamondRock Hospitality Co
filed 2024-08-02
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 207,257,610 shares of its $0.01 par value common stock outstanding as of August 2, 2024.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Property and equipment, net	$2,734,626	$2,755,195
Right-of-use assets	96,823	97,692
Restricted cash	45,205	45,576
Due from hotel managers	171,793	144,689
Prepaid and other assets	74,986	73,940
Cash and cash equivalents	125,219	121,595
Total assets	$3,248,652	$3,238,687
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,172,479	1,177,005
Lease liabilities	113,779	112,866
Due to hotel managers	131,683	116,522
Deferred rent	71,554	69,209
Unfavorable contract liabilities, net	59,037	59,866
Accounts payable and accrued expenses	36,887	39,563
Distributions declared and unpaid	6,067	6,324
Deferred income related to key money, net	8,134	8,349
Total liabilities	1,599,620	1,589,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 207,918,179 and 209,627,197 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,079	2,096
Additional paid-in capital	2,274,223	2,291,297
Accumulated other comprehensive loss	(2,077)	(2,036)
Distributions in excess of earnings	(633,919)	(649,330)
Total stockholders’ equity	1,640,354	1,642,075
Noncontrolling interests	8,678	6,908
Total equity	1,649,032	1,648,983
Total liabilities and equity	$3,248,652	$3,238,687

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Revenues:
Rooms	$203,487	$197,318	$366,994	$357,991
Food and beverage	78,111	68,369	146,492	128,146
Other	27,682	25,560	52,217	48,663
Total revenues	309,280	291,247	565,703	534,800
Operating Expenses:
Rooms	47,585	45,116	91,553	85,319
Food and beverage	50,717	45,908	97,956	89,058
Other departmental and support expenses	67,817	65,445	132,417	127,413
Management fees	8,008	6,885	13,318	11,873
Franchise fees	10,567	9,403	19,593	17,480
Other property-level expenses	27,188	26,934	53,806	51,051
Depreciation and amortization	27,873	27,840	56,186	55,312
Impairment losses	—	941	—	941
Corporate expenses	28,519	8,284	37,423	16,151
Business interruption insurance income	—	(110)	—	(110)
Total operating expenses, net	268,274	236,646	502,252	454,488
Interest expense	16,202	15,567	32,448	32,739
Interest (income) and other (income) expense, net	(1,195)	(522)	(2,264)	(945)
Total other expenses, net	15,007	15,045	30,184	31,794
Income before income taxes	25,999	39,556	33,267	48,518
Income tax expense	(1,368)	(422)	(278)	(196)
Net income	24,631	39,134	32,989	48,322
Less: Net income attributable to noncontrolling interests	(101)	(169)	(131)	(201)
Net income attributable to the Company	24,530	38,965	32,858	48,121
Distributions to preferred stockholders	(2,454)	(2,454)	(4,908)	(4,908)
Net income attributable to common stockholders	$22,076	$36,511	$27,950	$43,213

Earnings per share:
Earnings per share available to common stockholders—basic	$0.10	$0.17	$0.13	$0.20
Earnings per share available to common stockholders—diluted	$0.10	$0.17	$0.13	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Comprehensive Income:
Net income	$24,631	$39,134	$32,989	$48,322
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments	(1,354)	3,467	(394)	3,383
Unrealized gain on Rabbi Trust assets	53	210	352	447
Comprehensive income	23,330	42,811	32,947	52,152
Comprehensive income attributable to noncontrolling interests	(100)	(151)	(134)	(183)
Comprehensive income attributable to the Company	$23,230	$42,660	$32,813	$51,969

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	$(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	8,328	8,328	30	8,358
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	957	—	957	3	960
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	298	—	298	1	299
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,301)	(6,301)	(31)	(6,332)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	753,860	7	1,895	—	—	1,902	433	2,335
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(316,624)	(3)	(2,904)	—	—	(2,907)	—	(2,907)
Common stock repurchased and retired	—	—		—	—	—	—	—	—	—
Balance at March 31, 2024	4,760,000	$48	210,064,433	$2,100	$2,290,288	$(781)	$(649,757)	$1,641,898	$7,344	$1,649,242
Net income	—	—	—	—	—	—	24,530	24,530	101	24,631
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,349)	—	(1,349)	(5)	(1,354)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	53	—	53	—	53
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,238)	(6,238)	(34)	(6,272)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	503,457	5	6,250	—	—	6,255	1,272	7,527
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(195,404)	(2)	(1,729)	—	—	(1,731)	—	(1,731)
Common stock repurchased and retired	—	—	(2,454,307)	(24)	(20,586)	—	—	(20,610)	—	(20,610)
Balance at June 30, 2024	4,760,000	$48	207,918,179	$2,079	$2,274,223	$(2,077)	$(633,919)	$1,640,354	$8,678	$1,649,032

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	—	$(700,694)	$1,589,881	$6,297	$1,596,178
Net income	—	—	—	—	—	—	9,156	9,156	32	9,188
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(84)	—	(84)	—	(84)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	237	—	237	—	237
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,295)	(6,295)	(32)	(6,327)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	804,541	—	1,827	—	—	1,827	140	1,967
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	6	(3,029)	—	—	(3,023)	—	(3,023)
Common stock repurchased and retired	—	—	(56,400)	(2)	(407)	—	—	(409)	—	(409)
Balance at March 31, 2023	4,760,000	$48	209,789,192	$2,098	$2,286,824	$153	$(700,287)	$1,588,836	$6,437	$1,595,273
Net income	—	—	—	—	—	—	38,965	38,965	169	39,134
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	3,467	—	3,467	—	3,467
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	210	—	210	—	210
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,287)	(6,287)	(32)	(6,319)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	62,500	—	2,535	—	—	2,535	225	2,760
Common stock repurchased and retired	—	—	(262,054)	(3)	(2,011)	—	—	(2,014)	—	(2,014)
Balance at June 30, 2023	4,760,000	$48	209,589,638	$2,095	$2,287,348	$3,830	$(670,063)	$1,623,258	$6,799	$1,630,057

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$32,989	$48,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,186	55,312
Corporate asset depreciation as corporate expenses	67	99
Non-cash lease expense and other amortization	3,073	3,087
Non-cash interest rate swap fair value adjustment	—	2,033
Amortization of debt issuance costs	1,026	1,026
Impairment losses	—	941
Amortization of deferred income related to key money	(215)	(215)
Share-based compensation	9,862	4,727
Changes in assets and liabilities:
Prepaid expenses and other assets	(2,266)	(5,940)
Due to/from hotel managers	(11,942)	8,540
Accounts payable and accrued expenses	(1,827)	(3,508)
Net cash provided by operating activities	86,953	114,424
Cash flows from investing activities:
Capital expenditures	(35,778)	(47,928)
Acquisition of interest in land	—	(1,829)
Purchase deposits	—	(1,500)
Net cash used in investing activities	(35,778)	(51,257)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(4,905)	(4,744)
Distributions on common stock and units	(12,861)	(19,156)
Distributions on preferred stock	(4,908)	(4,908)
Repurchase of common stock	(20,610)	(2,423)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(4,638)	(3,023)
Net cash used in financing activities	(47,922)	(34,254)
Net increase in cash, cash equivalents, and restricted cash	3,253	28,913
Cash, cash equivalents, and restricted cash at beginning of period	167,171	107,178
Cash, cash equivalents, and restricted cash at end of period	$170,424	$136,091

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$31,605	$29,314
Cash paid for income taxes, net	$2,351	$1,833
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,067	$6,437
Accrued capital expenditures	$4,043	$6,153

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$125,219	$121,595
Restricted cash	45,205	45,576
Total cash, cash equivalents and restricted cash	$170,424	$167,171

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of June 30, 2024, we owned 36 hotels with 9,760 guest rooms. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of June 30, 2024. The remaining 0.5% of the common OP units are held by third parties and executive officers of the Company. See Note 7 for additional disclosures related to common OP units.

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

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$590,824	$590,824
Land improvements	7,994	7,994
Buildings and site improvements	2,899,209	2,878,508
Furniture, fixtures and equipment	570,551	561,484
Construction in progress	26,561	21,175
	4,095,139	4,059,985
Less: accumulated depreciation	(1,360,513)	(1,304,790)
	$2,734,626	$2,755,195

As of June 30, 2024 and December 31, 2023, we had accrued capital expenditures of $4.0 million and $4.7 million, respectively.

4. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate as of June 30, 2024	Maturity Date	June 30, 2024	December 31, 2023
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	$73,416	$74,346
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	72,756	73,727
Hotel Clio mortgage loan	4.33%	July 2025	55,382	56,091
Westin Boston Seaport District mortgage loan	4.36%	November 2025	171,731	174,025
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (1)	January 2025 (2)	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (2)	—	—
Total debt			1,173,285	1,178,189
Unamortized debt issuance costs (3)			(806)	(1,184)
Debt, net of unamortized debt issuance costs			$1,172,479	$1,177,005
Weighted-Average Interest Rate (4)	5.22%
_______________________
(1)Interest rate as of June 30, 2024 was 6.80%, which excludes the effect of interest rate swaps.
(2)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheet.
(4)Weighted-average interest rate as of June 30, 2024 includes the effect of interest rate swaps. See Note 5 for additional disclosures on interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of June 30, 2024, four of our 36 hotels were secured by mortgage debt. We have one mortgage loan that matures on August 6, 2024, which has a principal balance of $73.4 million as of June 30, 2024. We intend to repay this mortgage loan using cash on hand. We intend to refinance the other mortgage loans that mature in 2025 as they approach their respective maturity dates. In the case that refinancing options are not attractive, we may repay such mortgage loans using our senior unsecured revolving credit facility.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. We had no cash trapped as of June 30, 2024 and December 31, 2023.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We intend to exercise our right to extend our $300 million term loan an additional year. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	June 30, 2024
Maximum leverage ratio (1)	60%	29.0%
Minimum fixed charge coverage ratio (2)	1.50x	2.92x
Secured recourse indebtedness	Less than 45% of Total Asset Value	11.3%
Maximum unencumbered leverage ratio	60%	30.4%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.49x
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

The components of the Company's interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mortgage debt interest	$4,009	$4,111	$8,044	$8,202
Unsecured term loan interest	11,368	10,608	22,755	20,848
Credit facility interest and unused fees	312	317	623	630
Amortization of debt issuance costs and debt premium	513	512	1,026	1,026
Interest rate swap mark-to-market	—	19	—	2,033
	$16,202	$15,567	$32,448	$32,739

5. Derivatives

The Company had the following derivatives that were designated as cash flow hedges of interest rate risk (in thousands):

							Fair Value of Assets
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2024	December 31, 2023
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	216	1,660
Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	216	1,658
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	1,958	554
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	1,537	449
							$3,927	$4,321
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

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2024	2023	2024	2023
Loss (gain) recognized in other comprehensive income	Unrealized loss (gain) on interest rate derivative instruments	$1,355	$(3,467)	$394	$(3,383)
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(2,351)	$(2,395)	$(4,708)	$(2,542)
Interest (income) expense for derivatives that were not designated as cash flow hedges	Interest expense	$—	$—	$—	$469

During the next twelve months, the Company estimates that $2.3 million will be reclassified from other comprehensive income as a decrease to interest expense.

6. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,172,479	$1,167,671	$1,177,005	$1,167,638
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

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program, which is scheduled to expire pursuant to its terms on August 6, 2024. We expect to replace the ATM Program prior to its expiration.

In May 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a new share repurchase program, which replaced our prior share repurchase program that was authorized in September 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The new share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The new share repurchase program will expire on May 1, 2026. As of June 30, 2024, we repurchased 2,454,307 shares of common stock at an average price of $8.39 per share for a total purchase price of $20.6 million under this program. Subsequent to June 30, 2024, we repurchased 660,569 shares at an average price of $8.14 per share for a total purchase price of $5.4 million. As of August 2, 2024, we have $174.0 million of authorized capacity remaining under the new share repurchase program. All share repurchases during the year were made under the new share repurchase program.

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

As of June 30, 2024 and December 31, 2023, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2024 Equity Incentive Plan for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 8 for additional disclosures related to LTIP units.

There were 980,436 and 723,166 common OP units held by unaffiliated third parties and executive officers of the Company as of June 30, 2024 and December 31, 2023, respectively. There were 154,344 and 314,137 unvested LTIP units outstanding as of June 30, 2024 and December 31, 2023, respectively.

Dividends and Distributions

For each of the six months ended June 30, 2024 and 2023, we paid an aggregate cash dividend of $0.06 per share or unit to holders of our common stock, common OP units, and LTIP units.

For each of the six months ended June 30, 2024 and 2023, we paid an aggregate cash dividend of $1.0313 per share to holders of our Series A Preferred Stock.

8. Equity Incentive Plans

On February 27, 2024, our board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan was approved by our stockholders on May 1, 2024. The 2024 Plan replaces the 2016 Equity Incentive Plan (as amended, the "2016 Plan") and share grants will no longer be made under the 2016 Plan; however, shares underlying awards already granted under the 2016 Plan will still be issued under the 2016 Plan if the awards vest. Under the 2024 Plan, we are authorized to issue up to 7,900,000 shares of our common stock, of which we have issued or committed to issue 1,068,419 shares as of June 30, 2024. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than be exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2024 to June 30, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,200,693	$9.33
Granted	335,438	8.72
Vested	(912,544)	9.37
Unvested balance at June 30, 2024	623,587	$8.94

The total unvested restricted stock awards as of June 30, 2024 are expected to vest as follows: 28,474 shares during 2024, 245,444 shares during 2025, 236,859 shares during 2026, 106,101 shares during 2027, and 6,709 shares during 2028. As of June 30, 2024, the unrecognized compensation cost related to restricted stock awards was $4.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $2.9 million and $3.9 million of compensation expense related to restricted stock awards for the three and six months ended June 30, 2024, respectively, which included $2.0 million of accelerated compensation expense related to restricted stock awards for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. We recorded $1.0 million and $2.1 million of compensation expense related to restricted stock awards for the three and six months ended June 30, 2023, respectively.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that vest three or five years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). The actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain performance targets. Under this framework, 50% of the PSUs are based on relative total stockholder return and 50% on hotel market share improvement. The achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs is measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 75th percentile of the total stockholder returns of the peer group. There are limitations on the number of PSUs earned if the Company's total stockholder return is negative for the performance period. The improvement in market share for each of our hotels is generally measured over a three-year performance period based on a report prepared for each hotel by STR Global, a well-recognized benchmarking service for the hospitality industry. There is no payout of shares of our common stock if the percentage of our hotels with market share improvements is less than 30%. The maximum number of shares of common stock issued to an executive officer is equal to 150% of the PSU Target Award and is earned if the percentage of our hotels with market share improvements is greater than or equal to 75%.

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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72

A summary of our PSUs from January 1, 2024 to June 30, 2024 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,032,296	$9.34
Granted	364,799	8.36
Additional units from dividends	5,651	9.38
Vested (1)	(301,861)	9.32
Unvested balance at June 30, 2024	1,100,885	$9.02
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2024 was equal to 95.6% of the PSU Target Award.

The total unvested PSUs as of June 30, 2024 are expected to vest as follows: 330,228 units during 2025, 369,929 units during 2026, and 400,728 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of June 30, 2024, the unrecognized compensation cost related to the PSUs was $3.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 30 months. We recorded $2.5 million and $3.4 million of compensation expense related to the PSUs for the three and six months ended June 30, 2024, respectively, which included $1.8 million of accelerated compensation expense related to PSUs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. These awards will vest at 100% of the PSU Target Award based on their original vesting schedule. We recorded $0.8 million and $1.5 million of compensation expense related to the PSUs for the three and six months ended June 30, 2023, respectively.

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
A summary of our LTIP units from January 1, 2024 to June 30, 2024 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	314,137	$9.01
Granted	97,477	8.72
Vested (1)	(257,270)	8.94
Unvested balance at June 30, 2024	154,344	$8.94
______________________
(1)As of June 30, 2024, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of June 30, 2024 are expected to vest as follows: 14,217 during 2024, and 46,709 during each of 2025, 2026, and 2027. As of June 30, 2024, the unrecognized compensation cost related to LTIP unit awards was $1.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 34 months. We recorded $1.3 million and $1.8 million of compensation expense related to LTIP unit awards for the three and six months ended June 30, 2024, respectively, which included $1.2 million of accelerated compensation expense related to LTIPs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. We recorded $0.2 million and $0.4 million of compensation expense related to LTIP unit awards for the three and six months ended June 30, 2023, respectively.

Nonemployee director awards

The Company issues each nonemployee director either (i) fully vested, unrestricted shares of common stock or (ii) Deferred Stock Units (as defined in the 2024 Plan) granting a number of immediately vested but deferred stock units (together, the “nonemployee director awards”). We measure compensation expense for the nonemployee director awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized in the period the nonemployee director awards are granted and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income.

During the three and six months ended June 30, 2024, we granted a total of 88,305 nonemployee director awards at a grant date fair value of $8.72. We recorded $0.8 million of compensation expense related to nonemployee director awards for the three and six months ended June 30, 2024. We recorded $0.7 million of compensation expense related to nonemployee director awards for the three and six months ended June 30, 2023.

9. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”) (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	6	2023
Numerator:
Net income attributable to common stockholders	$22,076	$36,511	$27,950		$43,213
Denominator:
Weighted-average number of common shares outstanding—basic	211,195,463	211,673,828	211,432,403		211,543,398
Effect of dilutive securities:
Unvested restricted common stock	120,182	233,614	123,222		247,680
Shares related to unvested PSUs	700,800	254,508	721,190		301,512
Weighted-average number of common shares outstanding—diluted	212,016,445	212,161,950	212,276,815		212,092,590
Earnings per share:
Earnings per share available to common stockholders—basic	$0.10	$0.17	$0.13		$0.20
Earnings per share available to common stockholders—diluted	$0.10	$0.17	$0.13		$0.20

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the basic and diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income available to common stockholders.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of June 30, 2024, we owned a portfolio of 36 premium hotels and resorts that contain 9,760 guest rooms located in 25 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

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

On April 15, 2024, we announced leadership changes and a simplified organizational structure, including (i) the appointment of Jeffrey J. Donnelly as our Chief Executive Officer, (ii) the appointment of Briony R. Quinn as our Executive Vice President, Chief Financial Officer and Treasurer and (iii) the appointment of Justin L. Leonard as our President, all effective as of April 15, 2024. Ms. Quinn also serves as the principal financial officer and Mr. Leonard maintained his role as Chief Operating Officer and also assumed the responsibilities previously overseen by Troy G. Furbay. In connection with these appointments, we also announced (i) the departure of Mark W. Brugger as President and Chief Executive Officer and (ii) the departure of Troy G. Furbay as Executive Vice President and Chief Investment Officer, each effective as of April 15, 2024. On May 15, 2024, we announced the appointment of Stephen M. Spierto as our Chief Accounting Officer. Mr. Spierto will serve as the Company’s principal accounting officer. On June 3, 2024, Anika C. Fischer joined the Company as Senior Vice President and General Counsel. Ms. Fischer assumed legal responsibilities from William J. Tennis, the Company's former Executive Vice President and General Counsel, effective June 30, 2024, consistent with his previously announced retirement.

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including rooms revenue, food and beverage revenue and other revenue, which consists of parking, spa, resort fees, other guest services, and tenant leases, among other items.

Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other departmental and support expenses, management and franchise fees, and other property-level expenses. Rooms expense includes housekeeping and front office wages and payroll taxes, room supplies, laundry services and other costs. Food and beverage expense includes the cost of food, beverages and associated labor costs. Other departmental and support expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, information technology systems, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue, and for certain hotels, additional franchise fees are charged for food and beverage revenue. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. Other property-level expenses include property taxes, insurance, ground lease expense, and other fixed costs.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 65% of our total revenues for the six months ended June 30, 2024 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following tables set forth certain operating information for the six months ended June 30, 2024 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2023 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	56.9%	$236.23	$134.30	(0.2)%
Westin Boston Seaport District	Boston, Massachusetts	793	83.9%	252.99	212.21	8.4%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	69.4%	197.58	137.07	9.3%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	73.3%	213.47	156.46	3.3%
Westin San Diego Bayview	San Diego, California	436	68.3%	228.13	155.87	(3.6)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	84.2%	290.74	244.94	(1.3)%
Westin Washington, D.C. City Center	Washington, D.C.	410	73.4%	251.10	184.20	7.7%
The Dagny Boston	Boston, Massachusetts	403	83.1%	252.32	209.63	3.6%
The Hythe Vail	Vail, Colorado	344	63.6%	484.14	307.95	0.1%
Courtyard New York Manhattan/Midtown East	New York, New York	321	92.6%	305.05	282.36	7.1%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	64.4%	160.91	103.69	(1.3)%
The Gwen Hotel	Chicago, Illinois	311	73.7%	278.74	205.54	(0.2)%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	89.6%	232.97	208.70	2.3%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	71.2%	177.12	126.10	7.5%
Henderson Beach Resort	Destin, Florida	269	57.5%	415.52	239.12	(9.6)%
Hotel Champlain Burlington	Burlington, Vermont	258	66.1%	201.16	132.90	(10.4)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	79.1%	247.69	195.90	2.7%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	77.6%	252.55	196.01	(5.1)%
Hotel Clio	Denver, Colorado	199	74.5%	300.99	224.14	5.1%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	89.0%	262.20	233.30	(2.7)%
Margaritaville Beach House Key West	Key West, Florida	186	90.1%	443.07	399.42	2.7%
The Lodge at Sonoma Resort	Sonoma, California	182	58.9%	387.62	228.16	(12.5)%
Courtyard Denver Downtown	Denver, Colorado	177	75.7%	192.63	145.88	(8.5)%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	90.3%	355.33	320.80	(1.7)%
Kimpton Shorebreak Resort Huntington Beach Resort	Huntington Beach, California	157	82.1%	307.37	252.39	0.5%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	56.4%	563.98	318.00	(1.9)%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	72.1%	191.05	137.79	13.6%
Havana Cabana Key West	Key West, Florida	106	84.4%	348.71	294.27	0.1%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	77.6%	704.50	546.67	(3.4)%
Hotel Emblem San Francisco	San Francisco, California	96	60.7%	218.08	132.27	(19.6)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	83.8%	223.27	187.08	1.0%
L'Auberge de Sedona	Sedona, Arizona	88	69.6%	909.10	632.50	4.0%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	55.8%	349.50	194.98	25.8%
Orchards Inn Sedona	Sedona, Arizona	70	62.7%	299.20	187.32	(2.9)%
Lake Austin Spa Resort	Austin, Texas	40	64.1%	1,036.17	664.40	(2.4)%
Henderson Park Inn	Destin, Florida	37	71.0%	574.38	407.88	2.0%
TOTAL/WEIGHTED AVERAGE		9,760	73.1%	$282.85	$206.72	1.0%
____________________
(1)The percentage change from 2023 RevPAR reflects the comparable period in 2023 to our 2024 ownership period for our 2023 acquisition.

Results of Operations

At June 30, 2024 and 2023, we owned 36 and 35 hotels, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and six months ended June 30, 2024 and 2023. The property detailed in the table below is hereinafter referred to as a “non-comparable property” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Chico Hot Springs Resort & Day Spa	Pray, Montana	August 1, 2023

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Rooms	$203,487	$197,318	$6,169	3.1%
Food and beverage	78,111	68,369	9,742	14.2%
Other	27,682	25,560	2,122	8.3%
Total revenues	$309,280	$291,247	$18,033	6.2%

Our total revenues increased $18.0 million from the three months ended June 30, 2023 to the three months ended June 30, 2024.

Rooms revenues increased by $6.2 million from the three months ended June 30, 2023 to the three months ended June 30, 2024, $1.5 million of which was due to the acquisition of the non-comparable property. The remaining increase of $4.7 million was the result of improved occupancy at our resort hotels and increased ADR at our urban hotels.

The following are key hotel operating statistics for the three months ended June 30, 2024 and 2023. The 2023 operating statistics reflect the period in 2023 comparable to our ownership period in 2024 for the non-comparable property.

	Three Months Ended June 30,
	2024	2023	% Change
Occupancy %	77.8%	76.6%	1.2%
ADR	$294.55	$292.67	0.6%
RevPAR	$229.21	$224.27	2.2%

Food and beverage revenues increased $9.7 million from the three months ended June 30, 2023 to the three months ended June 30, 2024, $1.5 million of which was due to the acquisition of the non-comparable property. The remaining increase was primarily due to increases in both banquet revenues and audio visual revenues, driven by an increase in group business during the quarter.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.1 million from the three months ended June 30, 2023 to the three months ended June 30, 2024, $0.6 million of which was due to the acquisition of the non-comparable property. The remaining increase of $1.5 million was primarily due to increases in resort fees and parking.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended June,		Change
	2024	2023	$	%
Rooms	$47,585	$45,116	$2,469	5.5%
Food and beverage	50,717	45,908	4,809	10.5%
Other departmental and support expenses	67,817	65,445	2,372	3.6%
Management fees	8,008	6,885	1,123	16.3%
Franchise fees	10,567	9,403	1,164	12.4%
Other property-level expenses	27,188	26,934	254	0.9%
Total hotel operating expenses	$211,882	$199,691	$12,191	6.1%

Our hotel operating expenses increased $12.2 million from the three months ended June 30, 2023 to the three months ended June 30, 2024, $3.2 million of which was due to the acquisition of the non-comparable property. The remaining increase in hotel operating expenses was primarily due to higher occupancy levels and increased labor costs.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained flat for the three months ended June 30, 2024 primarily due to the acquisition of the non-comparable property, offset by fully depreciated assets.

Impairment losses. During the three months ended June 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment loss was recorded during the three months ended June 30, 2024.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $20.2 million from the three months ended June 30, 2023 primarily due to $20.4 million of severance expense recognized due to the leadership changes announced in April 2024 and severance payments to the former Chief Executive Officer and Chief Investment Officer pursuant to their respective severance agreements. We do not expect to recognize any additional severance expense in the second half of the year associated with our previously announced leadership changes.

Business interruption insurance income. During the three months ended June 30, 2023, we recognized $0.1 million of business interruption insurance income related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. No business interruption insurance income was recorded during the three months ended June 30, 2024.

Interest expense. Our interest expense increased $0.6 million from the three months ended June 30, 2023 to the three months ended June 30, 2024 and was comprised of the following (in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Mortgage debt interest	$4,009	$4,111	$(102)	(2.5)%
Term loan interest	11,368	10,608	760	7.2%
Credit facility interest and unused fees	312	317	(5)	(1.6)%
Amortization of debt issuance costs and debt premium	513	512	1	0.2%
Interest rate swap mark-to-market	—	19	(19)	(100.0)%
	$16,202	$15,567	$635	4.1%

The increase in interest expense is primarily related to the rising interest rates on our variable rate debt.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Rooms	$366,994	$357,991	$9,003	2.5%
Food and beverage	146,492	128,146	18,346	14.3%
Other	52,217	48,663	3,554	7.3%
Total revenues	$565,703	$534,800	$30,903	5.8%

Our total revenues increased $30.9 million from the six months ended June 30, 2023 to the six months ended June 30, 2024.

Rooms revenues increased by $9.0 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, $2.8 million of which was due to the acquisition of the non-comparable property. The remaining increase of $6.2 million was the result of improved occupancy at our resort hotels and increased occupancy and ADR at our urban hotels.

The following are key hotel operating statistics for the six months ended June 30, 2024 and 2023. The 2023 operating statistics reflect the period in 2023 comparable to our ownership period in 2024 for the non-comparable property.

	Six Months Ended June 30,
	2024	2023	% Change
Occupancy %	73.1%	71.8%	1.3%
ADR	$282.85	$285.15	(0.8)%
RevPAR	$206.72	$204.75	1.0%

Food and beverage revenues increased $18.3 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, $3.0 million of which was due to the acquisition of the non-comparable property. The remaining increase was primarily due to increases in both banquet revenues and audio visual revenues, driven by an increase in group business during the period.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $3.6 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, $1.2 million of which was due to the acquisition of the non-comparable property. The remaining increase of $2.4 million was primarily due to increases in resort fees and parking.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Six Months Ended June,		Change
	2024	2023	$	%
Rooms	$91,553	$85,319	$6,234	7.3%
Food and beverage	97,956	89,058	8,898	10.0%
Other departmental and support expenses	132,417	127,413	5,004	3.9%
Management fees	13,318	11,873	1,445	12.2%
Franchise fees	19,593	17,480	2,113	12.1%
Other property-level expenses	53,806	51,051	2,755	5.4%
Total hotel operating expenses	$408,643	$382,194	$26,449	6.9%

Our hotel operating expenses increased $26.4 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, $6.4 million of which was due to the acquisition of the non-comparable property. The remaining increase in hotel operating expenses was primarily due to higher occupancy levels and increased labor costs. Other property-level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.9 million, or 1.6%, from the six months ended June 30, 2023 primarily due to the acquisition of the non-comparable property.

Impairment losses. During the six months ended June 30, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment loss was recorded during the six months ended June 30, 2024.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $21.3 million from the six months ended June 30, 2023 primarily due to $20.4 million of severance expense recognized due to the leadership changes announced in April 2024 and severance payments to the former Chief Executive Officer and Chief Investment Officer pursuant to their respective severance agreements. We do not expect to recognize any additional severance expense in the second half of the year associated with our previously announced leadership changes.

Business interruption insurance income. During the six months ended June 30, 2023, we recognized $0.1 million of business interruption insurance income related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. No business interruption insurance income was recorded during the six months ended June 30, 2024.

Interest expense. Our interest expense decreased $0.3 million from the six months ended June 30, 2023 to the six months ended June 30, 2024 and was comprised of the following (in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Mortgage debt interest	$8,044	$8,202	$(158)	(1.9)%
Term loan interest	22,755	20,848	1,907	9.1%
Credit facility interest and unused fees	623	630	(7)	(1.1)%
Amortization of debt issuance costs and debt premium	1,026	1,026	—	—%
Interest rate swap mark-to-market	—	2,033	(2,033)	(100.0)%
	$32,448	$32,739	$(291)	(0.9)%

The decrease in interest expense is primarily related to the conversion of certain of our interest rate swaps to cash flow hedges as of April 1, 2023, partially offset by rising interest rates on our variable rate debt.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. Other than scheduled debt service payments, we have one mortgage loan that matures on August 6, 2024, which has a principal balance of $73.4 million as of June 30, 2024. We intend to repay this mortgage loan using cash on hand.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of June 30, 2024, we had no cash traps in place.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2024, we had $1.2 billion of debt outstanding with a weighted average interest rate of 5.22% and a weighted average maturity date of approximately 2.2 years, assuming all extension options available in our debt agreements are exercised. We have one mortgage loan maturing on August 6, 2024, which we intend to repay using cash on hand, and two additional mortgage loans and our $300 million term loan that mature in the next 12 months. We intend to exercise our right to extend our $300 million term loan an additional year, which would bring its maturity date to January 3, 2026. We intend to refinance the other mortgage loans that mature in 2025 as they approach their respective maturity dates. In the case that refinancing options are not attractive, we may repay such mortgage loans using our senior unsecured revolving credit facility. As of June 30, 2024, 32 of our 36 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 4 to the accompanying consolidated financial statements.

ATM Program

We maintain an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We have not sold any shares under the ATM Program, which is scheduled to expire pursuant to its terms on August 6, 2024. We expect to replace the ATM Program prior to its expiration.
Share Repurchase Program
In May 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a new share repurchase program, which replaced our prior share repurchase program that was authorized in September 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The new share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The new share repurchase program will expire on May 1, 2026. As of June 30, 2024, we repurchased 2,454,307 shares of common stock at an average price of $8.39 per share for a total purchase price of $20.6 million under this program. Subsequent to June 30, 2024, we repurchased 660,569 shares at an average price of $8.14 per share for a total purchase price of $5.4 million. As of August 2, 2024, we have $174.0 million of authorized capacity remaining under the new share repurchase program. All share repurchases during the year were made under the new share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures on January 3, 2025. The maturity date of the $300 million term loan may be extended for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. We intend to exercise our right to extend our $300 million term loan an additional year. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 4 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common OP units and preferred stock. As of June 30, 2024, we had $125.2 million of unrestricted cash, $45.2 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $87.0 million for the six months ended June 30, 2024. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes. The decrease of $27.5 million in cash provided by operations from the six months ended June 30, 2023 was primarily driven by timing differences related to collections from our hotel managers and severance payments related to our previously announced leadership changes.

Our net cash used in investing activities was $35.8 million for the six months ended June 30, 2024, which consisted of capital expenditures at our hotels.

Our net cash used in financing activities was $47.9 million for the six months ended June 30, 2024, which consisted of $12.9 million of distributions paid to holders of common stock and common OP units, $4.9 million of distributions paid to holders of preferred stock, $4.9 million of scheduled mortgage debt principal payments, $4.6 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $20.6 million of shares repurchased under our new share repurchase program.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2024 will be the net cash flow from hotel operations. We expect our estimated uses of cash for the remainder of the year ending December 31, 2024 will be scheduled debt service payments and maturity payments, capital expenditures, distributions to preferred and common stockholders, share repurchases and corporate expenses.

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

For each of the six months ended June 30, 2024 and 2023, we paid an aggregate cash dividend of $0.06 per share or unit to holders of our common stock, common OP units, and LTIP units.

For each of the six months ended June 30, 2024 and 2023, we paid an aggregate cash dividend of $1.0313 per share to holders of our Series A Preferred Stock.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2024, we have set aside $42.3 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheet.

In 2024, we expect to spend approximately $90 million to $100 million on capital improvements at our hotels, of which we have invested approximately $35.8 million during the six months ended June 30, 2024. Significant projects in 2024 include the following:

•Hotel Champlain Burlington: We completed the rebranding and repositioning of the Hilton Burlington Lake Champlain to Hotel Champlain Burlington, a Curio Collection by Hilton hotel in July 2024.
•Westin San Diego Bayview: We substantially completed a comprehensive renovation of the hotel's guestrooms during the second quarter of 2024.
•Orchards Inn Sedona: We expect to commence a repositioning of Orchards Inn as the Cliffs at L'Auberge in the fourth quarter of 2024. The project is expected to be completed in 2025 and will integrate the hotel with the adjacent L'Auberge de Sedona and include construction of a new pool connecting the two properties, renovation of the guestrooms and creation of a new arrival experience and new outdoor event space.
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

Adjustments to EBITDAre and FFO

We adjust EBITDAre and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO when combined with U.S. GAAP net income, EBITDAre and FFO, is beneficial to an investor's complete understanding of our consolidated and property-level operating performance. We adjust EBITDAre and FFO for the following items:

•Non-Cash Lease Expense and Other Amortization: We exclude the non-cash expense incurred from the straight-line recognition of expense from our ground leases and other contractual obligations and the non-cash amortization of our favorable and unfavorable contracts, originally recorded in conjunction with certain hotel acquisitions. We exclude these non-cash items because they do not reflect the actual cash amounts due to the respective lessors in the current period and they are of lesser significance in evaluating our actual performance for that period.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$24,631	39,134	$32,989	$48,322
Interest expense	16,202	15,567	32,448	32,739
Income tax expense	1,368	422	278	196
Real estate related depreciation and amortization	27,873	27,840	56,186	55,312
EBITDA	70,074	82,963	121,901	136,569
Impairment losses	—	941	—	941
EBITDAre	70,074	83,904	121,901	137,510
Non-cash lease expense and other amortization	1,555	1,537	3,073	3,087
Severance costs	20,362	—	20,362	—
Hotel pre-opening costs	535	326	769	542
Adjusted EBITDA	92,526	85,767	146,105	141,139
Corporate expenses	8,157	8,284	17,061	16,151
Interest (income) and other (income) expense, net	(1,195)	(522)	(2,264)	(945)
Hotel Adjusted EBITDA	$99,488	$93,529	$160,902	$156,345

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023

Net income	$24,631	$39,134		32,989	$48,322
Real estate related depreciation and amortization	27,873	27,840		56,186	55,312
Impairment losses	—	941		—	941
FFO	52,504	67,915		89,175	104,575
Distributions to preferred stockholders	(2,454)	(2,454)		(4,908)	(4,908)
FFO available to common stock and unit holders	50,050	65,461		84,267	99,667
Non-cash lease expense and other amortization	1,555	1,537		3,073	3,087
Hotel pre-opening costs	535	326		769	542
Severance costs	20,362	—		20,362	—
Fair value adjustments to interest rate swaps	—	19		—	2,033
Adjusted FFO available to common stock and unit holders	$72,502	$67,343	$—	$108,471	$105,329

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

Inflation has increased recently to levels not seen in years. The United States Federal Reserve has raised interest rates in response to concerns about inflation. During the first half of 2024, inflation continued to persist at levels above the Federal Reserve's target level. The Federal Reserve has indicated it will remain data dependent in determining whether to continue to raise, hold at current levels or slowly ease interest rates during 2024. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2024 was $1.2 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2024 is to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of June 30, 2024, we held interest rate swaps related to $325 million of our variable-rate indebtedness, which effectively fixes the interest rate on a portion of our variable-rate debt for varying periods, up to or prior to maturity. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.8 million annually.

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

In the second quarter of 2024, the Company completed the implementation of a new enterprise resource planning ("ERP") system. This implementation resulted in changes to our reporting processes and our internal controls over financial reporting, by automating certain manual procedures and standardizing business processes. As a result of this implementation, we updated the design of internal controls over financial reporting to address the impacted processes and the related risks. We will continue to monitor our internal control over financial reporting under the new ERP system, including evaluating the operating effectiveness of related key controls.

Other than the new ERP system described above, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2024	—	$—	—	$185,324
May 1 - May 31, 2024	171,951 (2)	$8.40	1,773,607	$185,005
June 1 - June 30, 2024	23,453 (2)	$8.28	680,700	$179,415

(1)Through April 30, 2024, represents amounts available under the Company's $200.0 million share repurchase program approved by the board of directors on September 29, 2022. On May 1, 2024, our board of directors approved a new $200.0 million share repurchase program, which replaces the old program. The new share repurchase program expires on May 1, 2026. The new share repurchase program does not obligate the Company to acquire any particular amount of shares, and the new share repurchase program may be suspended or discontinued at any time at the Company’s discretion.
(2)Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

10.1†	DiamondRock Hospitality Company 2024 Equity Incentive Plan, effective as of May 1, 2024 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2024)

10.2†*	Amended and Restated Severance Agreement between DiamondRock Hospitality Company and Jeffrey J. Donnelly, effective May 14, 2024

10.3†*	Amended and Restated Severance Agreement between DiamondRock Hospitality Company and Justin L. Leonard, effective May 14, 2024

10.4†*	Amended and Restated Severance Agreement between DiamondRock Hospitality Company and Briony R. Quinn, effective May 14, 2024

10.5†	General Release Agreement, dated May 17, 2024, between Troy G. Furbay and DiamondRock Hospitality Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024)

10.6†#	General Release Agreement, dated May 21, 2024, between Mark W. Brugger and DiamondRock Hospitality Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024)

10.7†	Retirement Agreement, dated May 31, 2024, between William J. Tennis and DiamondRock Hospitality Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2024)

10.8†*	Severance Agreement between DiamondRock Hospitality Company and Anika Fischer, dated July 1, 2024, effective June 3, 2024

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

† Exhibit is a management contract or compensatory plan or arrangement.
# Portions of this exhibit have been omitted pursuant to Rule 601(b)(10)(iv) of Regulation S-K.
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

August 2, 2024

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)