Form 10-Q
period 2024-09-30
DiamondRock Hospitality Co
filed 2024-11-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 207,592,210 shares of its $0.01 par value common stock outstanding as of November 8, 2024.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Property and equipment, net	$2,727,299	$2,755,195
Right-of-use assets	96,512	97,692
Restricted cash	44,493	45,576
Due from hotel managers	167,959	144,689
Prepaid and other assets	69,773	73,940
Cash and cash equivalents	75,287	121,595
Total assets	$3,181,323	$3,238,687
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,097,215	1,177,005
Lease liabilities	114,387	112,866
Due to hotel managers	126,011	116,522
Deferred rent	72,576	69,209
Unfavorable contract liabilities, net	58,622	59,866
Accounts payable and accrued expenses	39,944	39,563
Distributions declared and unpaid	6,664	6,324
Deferred income related to key money, net	8,026	8,349
Total liabilities	1,523,445	1,589,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 207,276,487 and 209,627,197 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,073	2,096
Additional paid-in capital	2,269,938	2,291,297
Accumulated other comprehensive loss	(5,997)	(2,036)
Distributions in excess of earnings	(616,934)	(649,330)
Total stockholders’ equity	1,649,128	1,642,075
Noncontrolling interests	8,750	6,908
Total equity	1,657,878	1,648,983
Total liabilities and equity	$3,181,323	$3,238,687

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Revenues:
Rooms	$192,471	$186,334	$559,465	$544,325
Food and beverage	65,787	64,723	212,279	192,869
Other	26,871	25,463	79,088	74,126
Total revenues	285,129	276,520	850,832	811,320
Operating Expenses:
Rooms	47,919	45,773	139,472	131,092
Food and beverage	47,319	45,428	145,275	134,486
Other departmental and support expenses	67,357	65,952	199,774	193,365
Management fees	7,093	7,323	20,411	19,196
Franchise fees	10,117	8,913	29,710	26,393
Other property-level expenses	24,752	25,704	78,558	76,755
Depreciation and amortization	28,356	27,683	84,542	82,995
Impairment losses	1,596	—	1,596	941
Corporate expenses	7,660	7,526	45,083	23,677
Business interruption insurance income	—	(537)	—	(647)
Total operating expenses, net	242,169	233,765	744,421	688,253
Interest expense	16,986	15,973	49,434	48,712
Interest (income) and other (income) expense, net	(1,001)	(772)	(3,265)	(1,717)
Total other expenses, net	15,985	15,201	46,169	46,995
Income before income taxes	26,975	27,554	60,242	76,072
Income tax expense	(418)	(224)	(696)	(420)
Net income	26,557	27,330	59,546	75,652
Less: Net income attributable to noncontrolling interests	(125)	(58)	(256)	(259)
Net income attributable to the Company	26,432	27,272	59,290	75,393
Distributions to preferred stockholders	(2,454)	(2,454)	(7,362)	(7,362)
Net income attributable to common stockholders	$23,978	$24,818	$51,928	$68,031

Earnings per share:
Earnings per share available to common stockholders—basic	$0.11	$0.12	$0.25	$0.32
Earnings per share available to common stockholders—diluted	$0.11	$0.12	$0.25	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Comprehensive Income:
Net income	$26,557	$27,330	$59,546	$75,652
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments	(4,237)	150	(4,631)	3,533
Unrealized gain (loss) on Rabbi Trust assets	298	(178)	650	269
Comprehensive income	22,618	27,302	55,565	79,454
Comprehensive income attributable to noncontrolling interests	(106)	(89)	(240)	(272)
Comprehensive income attributable to the Company	$22,512	$27,213	$55,325	$79,182

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	$(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	8,328	8,328	30	8,358
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	957	—	957	3	960
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	298	—	298	1	299
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,301)	(6,301)	(31)	(6,332)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	753,860	7	1,895	—	—	1,902	433	2,335
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(316,624)	(3)	(2,904)	—	—	(2,907)	—	(2,907)
Common stock repurchased and retired	—	—		—	—	—	—	—	—	—
Balance at March 31, 2024	4,760,000	$48	210,064,433	$2,100	$2,290,288	$(781)	$(649,757)	$1,641,898	$7,344	$1,649,242
Net income	—	—	—	—	—	—	24,530	24,530	101	24,631
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,349)	—	(1,349)	(5)	(1,354)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	53	—	53	—	53
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,238)	(6,238)	(34)	(6,272)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	503,457	5	6,250	—	—	6,255	1,272	7,527
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(195,404)	(2)	(1,729)	—	—	(1,731)	—	(1,731)
Common stock repurchased and retired	—	—	(2,454,307)	(24)	(20,586)	—	—	(20,610)	—	(20,610)
Balance at June 30, 2024	4,760,000	$48	207,918,179	$2,079	$2,274,223	$(2,077)	$(633,919)	$1,640,354	$8,678	$1,649,032
Net income	—	—	—	—	—	—	26,432	26,432	125	26,557
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(4,217)	—	(4,217)	(20)	(4,237)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	297	—	297	1	298
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,993)	(6,993)	(34)	(7,027)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	28,474	1	1,082	—	—	1,083	—	1,083
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(9,597)	—	9	—	—	9	—	9
Common stock repurchased and retired	—	—	(660,569)	(7)	(5,376)	—	—	(5,383)	—	(5,383)
Balance at September 30, 2024	4,760,000	$48	207,276,487	$2,073	$2,269,938	$(5,997)	$(616,934)	$1,649,128	$8,750	$1,657,878

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	—	$(700,694)	$1,589,881	$6,297	$1,596,178
Net income	—	—	—	—	—	—	9,156	9,156	32	9,188
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(84)	—	(84)	—	(84)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	237	—	237	—	237
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,295)	(6,295)	(32)	(6,327)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	804,541	—	1,827	—	—	1,827	140	1,967
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	6	(3,029)	—	—	(3,023)	—	(3,023)
Common stock repurchased and retired	—	—	(56,400)	(2)	(407)	—	—	(409)	—	(409)
Balance at March 31, 2023	4,760,000	$48	209,789,192	$2,098	$2,286,824	$153	$(700,287)	$1,588,836	$6,437	$1,595,273
Net income	—	—	—	—	—	—	38,965	38,965	169	39,134
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	3,467	—	3,467	—	3,467
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	210	—	210	—	210
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,287)	(6,287)	(32)	(6,319)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	62,500	—	2,535	—	—	2,535	225	2,760
Common stock repurchased and retired	—	—	(262,054)	(3)	(2,011)	—	—	(2,014)	—	(2,014)
Balance at June 30, 2023	4,760,000	$48	209,589,638	$2,095	$2,287,348	$3,830	$(670,063)	$1,623,258	$6,799	$1,630,057
Net income	—	—	—	—	—		27,272	27,272	58	27,330
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	150	—	150	—	150
Unrealized loss on Rabbi Trust assets	—	—	—	—	—	(178)	—	(178)	—	(178)
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,288)	(6,288)	(31)	(6,319)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	—	—	1,788	—	—	1,788	225	2,013
Redemption of Operating Partnership units	—	—	37,559	1	365	—	—	366	(366)	—
Balance at September 30, 2023	4,760,000	$48	209,627,197	$2,096	$2,289,501	$3,802	$(651,533)	$1,643,914	$6,685	$1,650,599

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$59,546	$75,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,542	82,995
Corporate asset depreciation as corporate expenses	107	150
Non-cash lease expense and other amortization	4,604	4,620
Non-cash interest rate swap fair value adjustment	—	2,033
Amortization of debt issuance costs	1,505	1,540
Impairment losses	1,596	941
Amortization of deferred income related to key money	(323)	(323)
Share-based compensation	10,945	6,740
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,580)	(2,022)
Due to/from hotel managers	(13,780)	7,377
Accounts payable and accrued expenses	1,453	4,983
Net cash provided by operating activities	148,615	184,686
Cash flows from investing activities:
Capital expenditures	(58,407)	(67,449)
Acquisition of interest in land	—	(1,833)
Property acquisitions		(31,894)
Net cash used in investing activities	(58,407)	(101,176)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(7,068)	(7,109)
Repayment of mortgage debt	(73,255)	—
Distributions on common stock and units	(19,292)	(25,531)
Distributions on preferred stock	(7,362)	(7,362)
Repurchase of common stock	(25,993)	(2,423)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(4,629)	(3,023)
Net cash used in financing activities	(137,599)	(45,448)
Net decrease in cash, cash equivalents, and restricted cash	(47,391)	38,062
Cash, cash equivalents, and restricted cash at beginning of period	167,171	107,178
Cash, cash equivalents, and restricted cash at end of period	$119,780	$145,240

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$48,646	$44,706
Cash paid for income taxes, net	$3,451	$2,645
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$6,664	$6,380
Accrued capital expenditures	$3,814	$6,712

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$75,287	$121,595
Restricted cash	44,493	45,576
Total cash, cash equivalents and restricted cash	$119,780	$167,171

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of September 30, 2024, we owned 36 hotels with 9,760 guest rooms. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of September 30, 2024. The remaining 0.5% of the common OP units are held by third parties and executive officers of the Company. See Note 7 for additional disclosures related to common OP units.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; with early adoption permitted. The adoption of ASU 2023-07 is not expected to be significant as the only impact will be additional disclosures for our consolidated financial statements.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$590,824	$590,824
Land improvements	2,400	7,994
Buildings and site improvements	2,912,933	2,878,508
Furniture, fixtures and equipment	194,978	561,484
Construction in progress	20,959	21,175
	3,722,094	4,059,985
Less: accumulated depreciation	(994,795)	(1,304,790)
	$2,727,299	$2,755,195

As of September 30, 2024 and December 31, 2023, we had accrued capital expenditures of $3.8 million and $4.7 million, respectively. During the three and nine months ended September 30, 2024, we recorded an impairment loss of $1.6 million related to the write-off of construction in progress that was determined not to be recoverable.

4. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	September 30, 2024	December 31, 2023
Courtyard New York Manhattan/Midtown East mortgage loan	4.40%	August 2024	$—	$74,346
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	72,267	73,727
Hotel Clio mortgage loan	4.33%	July 2025	55,025	56,091
Westin Boston Seaport District mortgage loan	4.36%	November 2025	170,574	174,025
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (2)	January 2026 (3)	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (4)	—	—
Total debt			1,097,866	1,178,189
Unamortized debt issuance costs (5)			(651)	(1,184)
Debt, net of unamortized debt issuance costs			$1,097,215	$1,177,005
Weighted-Average Interest Rate (6)	5.60%
_______________________
(1)Interest rate as of September 30, 2024 was 5.93%, which includes the effect of interest rate swaps.
(2)Interest rate as of September 30, 2024 was 6.31%.
(3)In September 2024, we exercised our option to extend the maturity by an additional year to January 2026.
(4)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(5)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheet.
(6)Includes the effect of interest rate swaps. See Note 5 for additional disclosures on interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of September 30, 2024, three of our 36 hotels were secured by mortgage debt. On August 6, 2024, we paid off $73.3 million outstanding on the Courtyard New York Manhattan/Midtown East mortgage loan using cash on hand. We intend to refinance the other mortgage loans that mature in 2025 as they approach their respective maturity dates. In the case that refinancing options are not attractive, we may repay such mortgage loans using our senior unsecured revolving credit facility.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. We had no cash traps in effect as of September 30, 2024 and December 31, 2023.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures January 3, 2026. In September 2024, we exercised our option to extend the maturity of the $300 million term loan from January 3, 2025 to January 3, 2026. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	September 30, 2024
Maximum leverage ratio (1)	60%	27.7%
Minimum fixed charge coverage ratio (2)	1.50x	2.90x
Secured recourse indebtedness	Less than 45% of Total Asset Value	9.0%
Maximum unencumbered leverage ratio	60%	28.6%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.64x
_____________________________

(1)Leverage ratio is net indebtedness, as defined in the Credit Agreement, divided by total asset value, defined in the Credit Agreement as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Credit Agreement as EBITDA less FF&E reserves, for the most recent trailing 12 month period, to fixed charges, which is defined in the Credit Agreement as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same 12 month period.

The components of the Company's interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unsecured term loan interest	$12,665	$11,019	$35,419	$31,867
Mortgage debt interest	3,527	4,130	11,572	12,331
Credit facility interest and unused fees	315	311	938	941
Amortization of debt issuance costs and debt premium	479	513	1,505	1,540
Interest rate swap mark-to-market	—	—	—	2,033
	$16,986	$15,973	$49,434	$48,712

5. Derivatives

The Company had the following derivatives that were designated as cash flow hedges of interest rate risk (dollars in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2024	December 31, 2023
$300M Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	$—	$1,660
$300M Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	—	1,658
$500M Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	(231)	554
$500M Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	(217)	449
$500M Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	(13)	—
$500M Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	(13)	—
$500M Senior unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	60	—
$500M Senior unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	104	—
							$(310)	$4,321
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

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2024	2023	2024	2023
Loss (gain) recognized in other comprehensive income	Unrealized loss (gain) on interest rate derivative instruments	$4,237	$150	$4,631	$3,533
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(1,155)	$(2,694)	$(5,863)	$(5,235)
Interest (income) expense for derivatives that were not designated as cash flow hedges	Interest expense	$—	$—	$—	$469

During the next twelve months, the Company estimates that $1.2 million will be reclassified from other comprehensive income as a decrease to interest expense.

6. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,097,215	$1,095,730	$1,177,005	$1,167,638
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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. Prior to the establishment of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares were sold under either the Prior ATM Program or the Current ATM Program during the three and nine months ended September 30, 2024.

In May 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a new share repurchase program, which replaced our prior share repurchase program that was authorized in September 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The new share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The new share repurchase program will expire on May 1, 2026. As of September 30, 2024, we have repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million under this program. As of November 8, 2024, we have $174.0 million of authorized capacity remaining under the new share repurchase program. All share repurchases during the year were made under the new share repurchase program.

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

As of September 30, 2024 and December 31, 2023, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

There were 994,653 and 723,166 common OP units held by unaffiliated third parties and executive officers of the Company as of September 30, 2024 and December 31, 2023, respectively. There were 140,127 and 314,137 unvested LTIP units outstanding as of September 30, 2024 and December 31, 2023, respectively.

Dividends and Distributions

For each of the nine months ended September 30, 2024 and 2023, we paid an aggregate cash dividend of $0.09 per share or unit to holders of our common stock, common OP units, and LTIP units.

For each of the nine months ended September 30, 2024 and 2023, we paid an aggregate cash dividend of $1.5469 per share to holders of our Series A Preferred Stock.

8. Equity Incentive Plans

On February 27, 2024, our board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan was approved by our stockholders on May 1, 2024. The 2024 Plan replaces the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) and share grants will no longer be made under the 2016 Plan; however, shares underlying awards already granted under the 2016 Plan will still be issued under the 2016 Plan if the awards vest. Under the 2024 Plan, we are authorized to issue up to 7,900,000 shares of our common stock, of which we have issued or committed to issue 1,076,916 shares as of September 30, 2024. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than be exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2024 to September 30, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,200,693	$9.33
Granted	361,920	8.66
Vested	(941,018)	9.35
Unvested balance at September 30, 2024	621,595	$8.90

The total unvested restricted stock awards as of September 30, 2024 are expected to vest as follows: 253,430 shares during 2025, 244,845 shares during 2026, 114,087 shares during 2027, 7,970 shares during 2028, and 1,261 shares during 2029. As of September 30, 2024, the unrecognized compensation cost related to restricted stock awards was $4.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $0.6 million and $1.0 million of compensation expense related to restricted stock awards for the three months ended September 30, 2024 and 2023, respectively. We recorded $4.5 million and $3.1 million of compensation expense related to restricted stock awards for the nine months ended September 30, 2024 and 2023, respectively, which included $2.0 million of accelerated compensation expense for the nine months ended September 30, 2024, related to restricted stock awards for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.
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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72

A summary of our PSUs from January 1, 2024 to September 30, 2024 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	1,032,296	$9.34
Granted	364,799	8.36
Additional units from dividends	9,615	8.95
Vested (1)	(301,861)	9.32
Unvested balance at September 30, 2024	1,104,849	$9.02
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2024 was equal to 95.6% of the PSU Target Award.

The total unvested PSUs as of September 30, 2024 are expected to vest as follows: 331,417 units during 2025, 371,260 units during 2026, and 402,172 units during 2027. The number of shares earned upon vesting is subject to the attainment of the performance goals described above. As of September 30, 2024, the unrecognized compensation cost related to the PSUs was $3.2 million and is expected to be recognized on a straight-line basis over a weighted average period of 27 months. We recorded $0.4 million and $0.8 million of compensation expense related to the PSUs for the three months ended September 30, 2024 and 2023, respectively. We recorded $3.8 million and $2.3 million of compensation expense related to the PSUs for the nine months ended September 30, 2024 and 2023, respectively, which included $1.8 million of accelerated compensation expense for the nine months ended September 30, 2024, related to PSUs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. These awards will vest at 100% of the PSU Target Award based on their original vesting schedule.

LTIP Units

LTIP units are designed to offer executives a long-term incentive comparable to restricted stock, while potentially allowing them a more favorable income tax treatment. Each year, executives have the option to elect to receive their annual grant of share-based compensation as either LTIP units or restricted stock awards. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under the 2016 Plan or 2024 Plan, as applicable. At the time of award, LTIP units do not have full economic parity with common OP units, but can achieve such parity over time upon the occurrence of specified events in accordance with partnership tax rules.
A summary of our LTIP units from January 1, 2024 to September 30, 2024 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2024	314,137	$9.01
Granted	97,477	8.72
Vested (1)	(271,487)	8.94
Unvested balance at September 30, 2024	140,127	$8.9
______________________
(1)As of September 30, 2024, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of September 30, 2024 are expected to vest as follows: 46,709 during each of 2025, 2026, and 2027. As of September 30, 2024, the unrecognized compensation cost related to LTIP unit awards was $1.1 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 31 months. We recorded $0.1 million and $0.2 million of compensation expense related to LTIP unit awards for the three months ended September 30, 2024 and 2023, respectively. We recorded $1.9 million and $0.6 million of compensation expense related to LTIP unit awards for the nine months ended September 30, 2024 and 2023, respectively, which included $1.2 million of accelerated compensation expense for the nine months ended September 30, 2024, related to LTIPs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.

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

There were no nonemployee director awards granted during the three months ended September 30, 2024 and 2023, and thus no compensation expense was recognized during these periods. During the nine months ended September 30, 2024, we granted a total of 88,305 nonemployee director awards at a grant date fair value of $8.72. We recorded $0.8 million and $0.7 million of compensation expense related to nonemployee director awards for the nine months ended September 30, 2024 and 2023, respectively.

9. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”) (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	6	2023
Numerator:
Net income attributable to common stockholders	$23,978	$24,818	$51,928		$68,031
Denominator:
Weighted-average number of common shares outstanding—basic	209,339,807	211,490,571	210,729,779		211,525,596
Effect of dilutive securities:
Unvested restricted common stock	135,553	359,711	125,819		278,217
Shares related to unvested PSUs	732,721	354,707	744,516		325,899
Weighted-average number of common shares outstanding—diluted	210,208,081	212,204,989	211,600,114		212,129,712
Earnings per share:
Earnings per share available to common stockholders—basic	$0.11	$0.12	$0.25		$0.32
Earnings per share available to common stockholders—diluted	$0.11	$0.12	$0.25		$0.32

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

Commitments

In October 2024, we executed an extension of the ground lease underlying the Courtyard New York Manhattan/Fifth Avenue to add a second renewal option for an additional 36 years. Our ability to exercise the second renewal option is contingent on the Company spending no less than $7.0 million on capital improvements by the end of 2026 (the “Capital Improvement Plan”). Assuming that we meet the Capital Improvement Plan and exercise all renewal options, the ground lease would expire in October 2121.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

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
•risks and uncertainties affecting hotel management, operations and renovations (including, without limitation, elevated inflation, construction delays, increased construction costs, disruption in hotel operations and the risks associated with our management and franchise agreements and our reliance on third-party managers);
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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of September 30, 2024, we owned a portfolio of 36 premium hotels and resorts that contain 9,760 guest rooms located in 25 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

Our strategy is to apply aggressive asset management, prudent financial strategy, and disciplined capital allocation to high quality lodging properties in urban and resort markets in the U.S. with superior growth prospects and high barriers-to-entry. Our goal is to deliver long-term stockholder returns that exceed those generated by our peers through a combination of dividends and enduring capital appreciation.

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

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including but not limited to rooms revenue, food and beverage revenue and other revenue, which consists of parking, spa, resort fees, other guest services, and tenant leases.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the nine months ended September 30, 2024 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Our Hotels

The following tables set forth certain operating information for the nine months ended September 30, 2024 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2023 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	62.5%	$252.74	$158.06	5.8%
Westin Boston Seaport District	Boston, Massachusetts	793	86.4%	263.76	228.01	9.7%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	68.5%	192.95	132.09	9.4%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	71.2%	207.28	147.54	2.0%
Westin San Diego Bayview	San Diego, California	436	73.3%	231.87	170.02	(0.9)%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	433	79.3%	257.19	203.94	1.2%
Westin Washington, D.C. City Center	Washington, D.C.	410	72.6%	241.24	175.11	6.5%
The Dagny Boston	Boston, Massachusetts	403	85.9%	274.31	235.63	7.4%
The Hythe Vail	Vail, Colorado	344	64.5%	418.51	269.93	1.6%
Courtyard New York Manhattan/Midtown East	New York, New York	321	92.6%	324.06	299.98	5.5%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	64.8%	157.67	102.15	(3.5)%
The Gwen Hotel	Chicago, Illinois	311	75.5%	295.55	223.12	0.1%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	89.8%	249.13	223.67	(0.9)%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	71.8%	175.22	125.78	7.0%
Henderson Beach Resort	Destin, Florida	269	58.9%	427.29	251.66	(11.0)%
Hotel Champlain Burlington	Burlington, Vermont	258	74.3%	238.69	177.25	(7.8)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	76.0%	224.89	170.98	1.3%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	68.7%	240.93	165.54	(9.1)%
Hotel Clio	Denver, Colorado	199	77.7%	311.61	242.10	6.2%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	89.9%	279.65	251.53	(2.2)%
Margaritaville Beach House Key West	Key West, Florida	186	84.1%	402.31	338.15	(0.6)%
The Lodge at Sonoma Resort	Sonoma, California	182	66.3%	410.10	271.77	(4.9)%
Courtyard Denver Downtown	Denver, Colorado	177	79.3%	207.97	164.84	(4.6)%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	88.1%	342.25	301.38	(4.0)%
Kimpton Shorebreak Resort Huntington Beach Resort	Huntington Beach, California	157	83.8%	328.41	275.26	0.1%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	59.9%	578.72	346.52	5.2%
Chico Hot Springs Resort & Day Spa (1)	Pray, Montana	117	74.0%	205.30	152.00	14.5%
Havana Cabana Key West	Key West, Florida	106	78.8%	305.80	241.10	(6.3)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	76.0%	623.30	473.45	(6.7)%
Hotel Emblem San Francisco	San Francisco, California	96	62.6%	206.22	129.00	(21.6)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	74.5%	201.68	150.23	4.5%
L'Auberge de Sedona	Sedona, Arizona	88	66.0%	845.89	558.05	2.5%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	64.2%	436.36	279.94	11.8%
Orchards Inn Sedona	Sedona, Arizona	70	56.5%	282.06	159.41	(5.0)%
Lake Austin Spa Resort	Austin, Texas	40	59.2%	1,020.45	604.45	(3.6)%
Henderson Park Inn	Destin, Florida	37	70.5%	592.59	417.70	(5.3)%
TOTAL/WEIGHTED AVERAGE		9,760	74.1%	$282.56	$209.31	1.6%
____________________
(1)The percentage change from 2023 RevPAR reflects the comparable period in 2023 to our 2024 ownership period for our 2023 acquisition.

Results of Operations

At September 30, 2024 and 2023, we owned 36 hotels. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and nine months ended September 30, 2024 and 2023. The property detailed in the table below is hereinafter referred to as the “non-comparable property” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Chico Hot Springs Resort & Day Spa	Pray, Montana	August 1, 2023

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Rooms	$192,471	$186,334	$6,137	3.3%
Food and beverage	65,787	64,723	1,064	1.6%
Other	26,871	25,463	1,408	5.5%
Total revenues	$285,129	$276,520	$8,609	3.1%

Our total revenues increased $8.6 million from the three months ended September 30, 2023 to the three months ended September 30, 2024.

Rooms revenues increased by $6.1 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, $0.6 million of which was due to the acquisition of the non-comparable property. The remaining increase of $5.5 million was the result of improved occupancy at our resort hotels and increased ADR at our urban hotels.

The following are key hotel operating statistics for the three months ended September 30, 2024 and 2023. The 2023 operating statistics reflect the period in 2023 comparable to our ownership period in 2024 for the non-comparable property.

	Three Months Ended September 30,
	2024	2023	% Change
Occupancy %	76.0%	76.4%	(0.4)%
ADR	$282.02	$273.28	3.2%
RevPAR	$214.44	$208.66	2.8%

Food and beverage revenues increased $1.1 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, $0.7 million of which was due to the acquisition of the non-comparable property. The remaining increase was primarily due to slight increases in banquet and outlet revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.4 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, $0.3 million of which was due to the acquisition of the non-comparable property. The remaining increase of $1.1 million was primarily due to increases in resort fees and attrition and cancellation fees.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended September,		Change
	2024	2023	$	%
Rooms	$47,919	$45,773	$2,146	4.7%
Food and beverage	47,319	45,428	1,891	4.2%
Other departmental and support expenses	67,357	65,952	1,405	2.1%
Management fees	7,093	7,323	(230)	(3.1)%
Franchise fees	10,117	8,913	1,204	13.5%
Other property-level expenses	24,752	25,704	(952)	(3.7)%
Total hotel operating expenses	$204,557	$199,093	$5,464	2.7%

Our hotel operating expenses increased $5.5 million from the three months ended September 30, 2023 to the three months ended September 30, 2024, $1.2 million of which was due to the acquisition of the non-comparable property. The remaining increase in hotel operating expenses was primarily due to increased labor costs.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained flat from the three months ended September 30, 2023 to the three months ended September 30, 2024.

Impairment losses. During the three months ended September 30, 2024, we recorded an impairment loss of $1.6 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment loss was recorded during the three months ended September 30, 2023.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $0.1 million from the three months ended September 30, 2023 primarily due to costs related to the implementation of a new enterprise resource planning system in the second quarter of 2024.

Business interruption insurance income. During the three months ended September 30, 2023, we recognized $0.5 million of business interruption insurance income related to an electrical fire at the Hilton Garden Inn New York/Times Square Central that caused the hotel to be closed for seven days. No business interruption insurance income was recorded during the three months ended September 30, 2024.

Interest expense. Our interest expense increased $1.0 million from the three months ended September 30, 2023 to the three months ended September 30, 2024 and was comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Term loan interest	12,665	11,019	1,646	14.9%
Mortgage debt interest	$3,527	$4,130	$(603)	(14.6)%
Credit facility interest and unused fees	315	311	4	1.3%
Amortization of debt issuance costs and debt premium	479	513	(34)	(6.6)%
Interest rate swap mark-to-market	—	—	—	—%
	$16,986	$15,973	$1,013	6.3%

The increase in interest expense is primarily related to the rising interest rates on our variable rate debt as well as the maturity of some of our interest rate swaps during the year.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Rooms	$559,465	$544,325	$15,140	2.8%
Food and beverage	212,279	192,869	19,410	10.1%
Other	79,088	74,126	4,962	6.7%
Total revenues	$850,832	$811,320	$39,512	4.9%

Our total revenues increased $39.5 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024.

Rooms revenues increased by $15.1 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, $3.5 million of which was due to the acquisition of the non-comparable property. The remaining increase of $11.6 million was the result of improved occupancy at our hotels and increased ADR at our urban hotels.

The following are key hotel operating statistics for the nine months ended September 30, 2024 and 2023. The 2023 operating statistics reflect the period in 2023 comparable to our ownership period in 2024 for the non-comparable property.

	Nine Months Ended September 30,
	2024	2023	% Change
Occupancy %	74.1%	73.3%	0.8%
ADR	$282.56	$280.98	0.6%
RevPAR	$209.31	$206.07	1.6%

Food and beverage revenues increased $19.4 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, $3.7 million of which was due to the acquisition of the non-comparable property. The remaining increase was primarily due to increases in both banquet revenues and audio visual revenues, driven by an increase in group business during the first half of the year.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $5.0 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, $1.4 million of which was due to the acquisition of the non-comparable property. The remaining increase of $3.6 million was primarily due to increases in resort fees and parking.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Nine Months Ended September,		Change
	2024	2023	$	%
Rooms	$139,472	$131,092	$8,380	6.4%
Food and beverage	145,275	134,486	10,789	8.0%
Other departmental and support expenses	199,774	193,365	6,409	3.3%
Management fees	20,411	19,196	1,215	6.3%
Franchise fees	29,710	26,393	3,317	12.6%
Other property-level expenses	78,558	76,755	1,803	2.3%
Total hotel operating expenses	$613,200	$581,287	$31,913	5.5%

Our hotel operating expenses increased $31.9 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, $7.6 million of which was due to the acquisition of the non-comparable property. The remaining increase in hotel operating expenses was primarily due to higher occupancy levels and increased labor costs. Other property-level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.5 million, or 1.9%, from the nine months ended September 30, 2023 primarily due to the acquisition of the non-comparable property.

Impairment losses. During the nine months ended September 30, 2024 and 2023, we recorded impairment losses of $1.6 million and $0.9 million, respectively, related to the write-off of construction in progress that was determined not to be recoverable.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $21.4 million from the nine months ended September 30, 2023 primarily due to $20.4 million of severance expense recognized due to the leadership changes announced in April 2024 and severance payments to the former Chief Executive Officer and Chief Investment Officer pursuant to their respective severance agreements.

Business interruption insurance income. During the nine months ended September 30, 2023, we recognized $0.5 million of business interruption insurance income related to an electrical fire at the Hilton Garden Inn New York/Times Square Central that caused the hotel to be closed for seven days and $0.1 million related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. No business interruption insurance income was recorded during the nine months ended September 30, 2024.

Interest expense. Our interest expense increased $0.7 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 and was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Term loan interest	35,419	31,867	3,552	11.1%
Mortgage debt interest	$11,572	$12,331	$(759)	(6.2)%
Credit facility interest and unused fees	938	941	(3)	(0.3)%
Amortization of debt issuance costs and debt premium	1,505	1,540	(35)	(2.3)%
Interest rate swap mark-to-market	—	2,033	(2,033)	(100.0)%
	$49,434	$48,712	$722	1.5%

The increase in interest expense is primarily the result of elevated interest rates on our variable rate debt.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels. On August 6, 2024, we paid off $73.3 million outstanding on the Courtyard New York Manhattan/Midtown East mortgage loan using cash on hand.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. We had no cash traps in effect as of September 30, 2024.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, certain redemptions of limited operating partnership units (“common OP units”), ground lease payments, share repurchases, redemption of our preferred shares, and making distributions to our common and preferred stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2024, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.60% and a weighted average maturity date of approximately 1.9 years. We have two mortgage loans that mature in the next 12 months. We intend to refinance the other mortgage loans that mature in 2025 as they approach their respective maturity dates. In the case that refinancing options are not attractive, we may repay such mortgage loans using our senior unsecured revolving credit facility. As of September 30, 2024, 33 of our 36 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 4 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. Prior to the implementation of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares were sold under either the Prior ATM Program or the Current ATM Program during the three and nine months ended September 30, 2024.
Share Repurchase Program
In May 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a new share repurchase program, which replaced our prior share repurchase program that was authorized in September 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The new share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The new share repurchase program will expire on May 1, 2026. As of September 30, 2024, we had repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million under this program. As of November 8, 2024, we have $174.0 million of authorized capacity remaining under the new share repurchase program. All share repurchases during the year were made under the new share repurchase program.

Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures on January 3, 2026. In September 2024, we exercised our option to extend the maturity from January 3, 2025 to January 3, 2026. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 4 to the accompanying consolidated financial statements.

Sources and Uses of Cash

We expect that our principal sources of cash will include one or more of the following: net cash flow from hotel operations, sales of our equity and debt securities, debt financings and proceeds from any hotel dispositions. Our principal uses of cash are acquisitions of hotel properties, debt service and maturities, share repurchases and redemptions, capital expenditures, operating costs, ground lease payments, corporate expenses, and distributions to holders of common stock, common OP units and preferred stock. As of September 30, 2024, we had $75.3 million of unrestricted cash, $44.5 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $148.6 million for the nine months ended September 30, 2024. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes. The decrease of $36.1 million in cash provided by operations from the nine months ended September 30, 2023 was primarily driven by timing differences related to collections from our hotel managers and severance payments related to our previously announced leadership changes.

Our net cash used in investing activities was $58.4 million for the nine months ended September 30, 2024, which consisted of capital expenditures at our hotels.

Our net cash used in financing activities was $137.6 million for the nine months ended September 30, 2024, which consisted of $19.3 million of distributions paid to holders of common stock and common OP units, $7.4 million of distributions paid to holders of preferred stock, $7.1 million of scheduled mortgage debt principal payments, $73.3 million of repayments of mortgage debt, $4.6 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, and $26.0 million of shares repurchased under our share repurchase program.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2024 will be the net cash flow from hotel operations and potential dispositions. We expect our estimated uses of cash for the remainder of the year ending December 31, 2024 will be potential acquisitions, scheduled debt service payments and maturity payments, capital expenditures, distributions to preferred and common stockholders, share repurchases and corporate expenses.

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

For each of the nine months ended September 30, 2024 and 2023, we paid an aggregate cash dividend of $0.09 per share or unit to holders of our common stock, common OP units, and LTIP units.

For each of the nine months ended September 30, 2024 and 2023, we paid an aggregate cash dividend of $1.5469 per share to holders of our Series A Preferred Stock.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2024, we have set aside $41.7 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheet.

In 2024, we expect to spend approximately $85 million on capital improvements at our hotels, of which we have invested approximately $58.4 million during the nine months ended September 30, 2024. Significant projects in 2024 include the following:

•Hotel Champlain Burlington: We completed the rebranding and repositioning of the Hilton Burlington Lake Champlain to Hotel Champlain Burlington, a Curio Collection by Hilton in July 2024.
•Westin San Diego Bayview: We completed a comprehensive renovation of the hotel's guestrooms during the second quarter of 2024.

•Bourbon Orleans Hotel: We completed a comprehensive renovation of the hotel's guestrooms during the third quarter of 2024.
•Orchards Inn Sedona: We commenced the repositioning of Orchards Inn as the Cliffs at L'Auberge on November 1, 2024. The repositioning will integrate the hotel with the adjacent L'Auberge de Sedona and include construction of a new pool connecting the two properties, renovation of the guestrooms and creation of a new arrival experience and new outdoor event space. We expect to complete the project in 2025.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$26,557	27,330	$59,546	$75,652
Interest expense	16,986	15,973	49,434	48,712
Income tax expense	418	224	696	420
Real estate related depreciation and amortization	28,356	27,683	84,542	82,995
EBITDA	72,317	71,210	194,218	207,779
Impairment losses	1,596	—	1,596	941
EBITDAre	73,913	71,210	195,814	208,720
Non-cash lease expense and other amortization	1,531	1,533	4,604	4,620
Severance costs	—	—	20,362	—
Hotel pre-opening costs	156	496	925	1,038
Adjusted EBITDA	75,600	73,239	221,705	214,378
Corporate expenses	7,660	7,526	24,721	23,677
Interest (income) and other (income) expense, net	(1,001)	(772)	(3,265)	(1,717)
Hotel Adjusted EBITDA	$82,259	$79,993	$243,161	$236,338

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023

Net income	$26,557	$27,330		59,546	$75,652
Real estate related depreciation and amortization	28,356	27,683		84,542	82,995
Impairment losses	1,596	—		1,596	941
FFO	56,509	55,013		145,684	159,588
Distributions to preferred stockholders	(2,454)	(2,454)		(7,362)	(7,362)
FFO available to common stock and unit holders	54,055	52,559		138,322	152,226
Non-cash lease expense and other amortization	1,531	1,533		4,604	4,620
Hotel pre-opening costs	156	496		925	1,038
Severance costs	—	—		20,362	—
Fair value adjustments to interest rate swaps	—	—		—	2,033
Adjusted FFO available to common stock and unit holders	$55,742	$54,588	$—	$164,213	$159,917

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

Inflation increased recently to levels not seen in years. The United States Federal Reserve has raised interest rates in response to concerns about inflation. During the first half of 2024, inflation continued to persist at levels above the Federal Reserve's target level. In the third quarter of 2024, inflation levels started to trend under 3%, closer to the Federal Reserve's target level. As a result, the Federal Reserve cut its benchmark rate by half a percentage point in September. The Federal Reserve continues to indicate that it will remain data dependent in determining whether to hold its benchmark rate at current levels or continue to slowly ease interest rates during the fourth quarter of 2024 into 2025. Any increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2024 was $1.1 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2024 is to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of September 30, 2024, we held interest rate swaps related to $150 million of our variable-rate indebtedness, which effectively fixes the interest rate on a portion of our variable-rate debt for varying periods, up to or prior to maturity. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $6.5 million annually.

Item 4.Controls and Procedures

The Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and has concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurances that information we disclose in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2024	—	$—	351,369	$176,543
August 1 - August 31, 2024	—	$—	309,200	$174,038
September 1 - September 30, 2024	9,597 (2)	$8.65	—	$174,038

(1)On May 1, 2024, our board of directors approved a $200.0 million share repurchase program. The share repurchase program expires on May 1, 2026. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.
(2)Reflects shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

November 8, 2024

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)