Form 10-K
period 2024-12-31
DiamondRock Hospitality Co
filed 2025-02-28
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 28, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 208,089,563 shares of its $0.01 par value Common Stock outstanding as of February 26, 2025.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2024, are incorporated by reference in Part III herein.

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

SUMMARY OF RISK FACTORS

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K, are the risks that we believe are material to our investors, and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us, or that we currently believe are immaterial, may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

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
•A decrease in business-related travel could adversely affect our profitability.
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
•Several of our hotels are operated under franchise agreements and we are subject to the risks associated with the franchise brand and the costs associated with maintaining the franchise license, as well as risks associated with concentrating the majority of our portfolio under the Marriott International, Inc., Hilton Worldwide Holdings Inc. or IHG Hotels & Resorts brands.
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
•Many of our costs, such as operating expenses, interest expense and acquisition and renovation costs, could be adversely impacted by periods of heightened inflation, by an increase in tariffs or any increase in costs due to supply chain issues.
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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of December 31, 2024, we owned a portfolio of 37 premium hotels and resorts that contain 10,004 guest rooms located in 26 different markets in the United States. Subsequent to December 31, 2024, we sold the Westin Washington D.C. City Center hotel located in Washington, D.C. The markets that we target are those that we believe align with our strategic objectives, including destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those that are considered to have high growth potential.

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

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock and Series A Preferred Stock are listed and traded on the New York Stock Exchange (the “NYSE”) under the symbols “DRH” and “DRH Pr A”, respectively.

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

High-Quality Urban and Destination Resort Hotels

As of December 31, 2024, we owned 37 premium hotels and resorts throughout the United States. Our hotels and resorts are primarily categorized as luxury and upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our portfolio is composed primarily of hotels and resorts located in popular leisure destinations and major urban markets. We consider lodging properties located in major urban markets and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio over the past several years by recycling capital from non-core hotels, located in slower growth markets or requiring a significant capital investment, to higher quality hotels located primarily in urban and destination resort markets that align with our strategic goals. Over 97% of revenues for the year ended December 31, 2024 was derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, climate, operator and brand diversity. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator, which further improved our portfolio's brand and management diversity.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate our portfolio for opportunities to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions. Our acquisition strategy focuses primarily on hotels that we believe can be acquired at a discount to replacement cost present unique value-add opportunities.

We evaluate each hotel in our portfolio to assess the optimal brand and management strategy for the individual hotel and market. We leverage the leading global hotel brands at many of our hotels, which are flagged under a brand owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide Holdings Inc. (“Hilton”) or IHG Hotels & Resorts (“IHG”). We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value for certain hotels as a result of each brand's ability to produce incremental revenue through their strong reservation and loyalty rewards systems and sales organizations. We are also interested in owning independent or non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We completed rebrandings at six of our hotels since 2021 and are currently completing a rebranding and repositioning at one additional hotel. We regularly evaluate our portfolio to determine if there are additional opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profits through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort or amenity fees where appropriate, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting underutilized space to revenue-generating meeting space, marketing underutilized midweek bookings and implementing programs to reduce energy consumption and increase labor efficiency.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile with prudent leverage. We maintain balance sheet flexibility with our existing corporate cash, capacity under our senior unsecured credit facility and 34 of our 37 hotels unencumbered by mortgage debt as of December 31, 2024. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. We may also consider entering into joint ventures or alliances with one or more third parties to pursue attractive investment opportunities.

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

As of December 31, 2024, our outstanding debt consists of a combination of unsecured term loans and fixed-rate property-specific mortgage debt. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Corporate Responsibility

Our Corporate Responsibility program incorporates governance, environmental, and social initiatives in our overall business strategy, investment decisions and asset management strategies. Our Corporate Responsibility program is guided by executive and board-level oversight. The Nominating and Corporate Governance Committee is assigned to oversee the policies, strategy, and implementation of the program. In 2024, as a result of our commitment to sustainability, we were ranked first in sustainability performance as the Global Listed Sector Leader/Hotel by the GRESB Real Estate Assessment for the Standing Investments Benchmark. In addition, in 2024, we were the recipient of the National Association of Real Estate Investment Trusts’ (“Nareit”) 2024 Leader in the Light Award for the lodging and resorts sector. The award recognizes member companies that demonstrate leadership in implementing sustainable and socially responsible investment and operating practices, good governance, and transparency.

We are committed to transparent reporting of our corporate responsibility initiatives. In January 2025, we published our most recent annual Corporate Responsibility Report. The annual Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, including standards developed for the real estate sector by the International Financial Reporting Standards (“IFRS”) Foundation, which was formerly known as the Sustainable Accounting Standards Board.

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

Beginning in 2021, we engaged an independent third party to verify our energy and water consumption data. The following charts display our Total Energy Consumption and Total Water Consumption for 2021, 2022 and 2023, the last fiscal year for which data is available. These metrics relate to our hotels owned for the entire year presented. In 2021, total consumption of both energy and water was significantly reduced due to the historically low occupancy levels at our hotels as a result of the COVID-19 pandemic.

We display key metrics, documents, programs and policies through the Global Reporting Initiative (“GRI”) Index, and in accordance with the GRI framework. We also display disclosures in accordance with the framework established by the Task Force on Climate-Related Financial Disclosures.

Annually, we submit a response to the GRESB survey (the “GRESB Report”), which benchmarks our approach and performance on environmental, social and governance indicators against other real estate companies. The GRESB Report is accessible on our website. The information included in or otherwise accessible through the GRESB Report, is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference therein.

For more information on our Corporate Responsibility program, as well as our enterprise-wide policies, please see our current Corporate Responsibility Report available at https://investor.drhc.com/sustainability-report. The information included in or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference therein.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.5% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.5% of the common OP units are held by third parties and current and former executive officers of the Company. A portion of our common OP units were issued in connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate (“Cavallo Point”) in December 2018. Each common OP unit currently owned by holders other than us is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of our common stock or, at our election, one share of our common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2024, limited partners held 994,653 common OP units. We may issue additional common OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to our taxable REIT subsidiaries, or TRS, or a wholly-owned subsidiary thereof (each, a TRS lessee), or to an unrelated third party. In turn, our TRS lessees must engage a third-party management company to manage the hotels. As of December 31, 2024, we leased all of our hotels to TRS lessees, except for one hotel that is directly owned by a TRS.

The following chart shows our corporate structure as of the date of this report:

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Hilton or IHG-affiliated brand will enjoy the competitive advantages associated with their operations under such brand. We believe these global brands' reservation systems and national advertising, marketing and promotional services combined with strong management by third-party operators enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands can be a cost-effective source of guest demand that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in decreases in the profitability of our hotels.

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

Employees and Human Capital

The Company is headquartered in Bethesda, Maryland. As of December 31, 2024, we employed 34 full-time employees and did not have any part-time employees. None of our employees are members of any union. During 2024, all employees involved in the day-to-day operation of our hotels were employed by third-party management companies engaged pursuant to hotel management agreements. The employees of our hotel managers at the Courtyard New York Manhattan/Fifth Avenue, Courtyard New York Manhattan/Midtown East, Hilton Garden Inn New York/Times Square Central, Westin Boston Seaport District and The Dagny Boston are currently represented by labor unions and are subject to collective bargaining agreements.

We believe prioritizing employee well-being is a key element for attracting and retaining the best and most talented employees. Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for the critical roles and leadership positions of the future; reward and support employees through competitive pay and benefit programs; enhance our culture that is focused on providing a work environment that is free from any form of discrimination of harassment for any protected class; and evolve and invest in technology, tools, and resources to enable employees at work.

Insurance

We carry comprehensive property insurance and general liability insurance, including fire, extended coverage, windstorm, business interruption and rental loss insurance covering all of the properties in our portfolio. In addition, we carry earthquake and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God. Certain of our properties are located in areas known to be seismically active or subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

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

We may adjust our insurance coverage based on market conditions or changes in a property's risks or exposures. We may incur losses, including material losses, due to uninsured risks, deductibles, or losses that exceed our coverage limits.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 2 Bethesda Metro Center, Suite 1400, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

The information included in or otherwise accessible through our website, is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference therein.

Supplemental Material U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosure under “Material U.S. Federal Income Tax Considerations” in the prospectus dated August 5, 2024 contained in our Registration Statement on Form S-3 filed with the SEC on August 5, 2024 (such disclosure, the “Base Disclosure”). Capitalized terms used in this section that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.

The fifth sentence of the third paragraph under the heading “Material U.S. Federal Income Tax – Qualification as a REIT – Hotels” is hereby deleted. The sixth sentence of the same paragraph is hereby deleted and replaced with the following: “The furniture, fixtures and equipment owned by us (not through our TRS lessees) account for a small portion (under 15%), determined under the methodology described above) of the total rent we receive from our lessees.”

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

•decreases in the frequency of business travel that may result from alternatives to in-person meetings and a sustained increase in hybrid or remote work arrangements;

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

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to Expedia.com and Priceline.com and their subsidiaries. These internet intermediaries are generally paid commissions and transaction fees by our managers and franchisors for sales of our rooms through such agencies. These intermediaries initially focused on leisure travel, but have grown to focus on corporate travel and group meetings as well. If bookings through these intermediaries increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions from us, our managers or our franchisors. In addition, internet intermediaries use extensive marketing, which could result in hotel consumers developing brand loyalties to the offered brands and such internet intermediary instead of our management or franchise brands. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification. In response to these intermediaries, the brand operators and franchisors have launched initiatives to offer discounted rates for booking on their sites, which could put downward pressure on rates and revenue. In addition, an increasing number of companies have entered various aspects of the online travel market. An increase in hotel reservations made through these companies, such as Google, Apple, Amazon or Facebook, may reduce the value of our franchise brands, which may negatively affect our average rates and revenues.

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

Additionally, social media review platforms, including, but not limited to Tripadvisor.com, may negatively impact our occupancy levels and operating results as people may publicize their dissatisfaction with a hotel stay.

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

•changes in operating expenses; and

•pandemics and the outbreak of diseases, federal, state and local government shutdowns, airline strikes, civil unrest, active shooter attacks, acts of God, including earthquakes, floods, wildfires, hurricanes and other natural disasters and acts of war or terrorism and geopolitical events and their consequences which may result in uninsured losses.

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

All but three of our hotel management agreements are terminable at our option. The remaining three hotel management agreements have remaining terms ranging from approximately three years to 34 years, inclusive of renewal periods that are exercisable at the option of the property manager. We are subject to franchise agreements at certain of our properties, with remaining terms of up to 26 years, inclusive of renewal periods that are exercisable at the option of the franchisor. See Item 2, Properties, for hotel management and franchise agreement details. Because some of our hotels would have to be sold subject to the applicable agreement, the term length of an agreement may deter some potential purchasers and could adversely impact the price realized from any such sale. To the extent that we receive lower sale proceeds, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

Any future pandemic, epidemic or outbreak of any highly infectious disease, could cause widespread disruptions to the U.S. and global economy and volatility and negative pressure in financial markets.

The full extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. Any future pandemic, epidemic or outbreak of any other highly infectious disease may materially and adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

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

•a general decline in in-person business meetings and an increase in the use of teleconferencing and video-conference technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms; and

•a decrease in individuals’ willingness to travel as a result of the public health risks and social impacts of such outbreak or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues to meet operating and other expenses in the short- and long-term.

In the event of natural disasters caused by climate change or otherwise, terrorist attacks, active shooter incidents, significant military actions, outbreaks of contagious diseases or other events for which we may not have adequate insurance, our operations may suffer.

We are subject to the risks associated with the direct and indirect physical effects of climate change, which can include more frequent and severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our business, financial condition and results of operations. Some of our hotels are located in areas that are seismically active and some are located in areas that have experienced, and will continue to experience, many hurricanes. Eleven of our hotels are located in metropolitan markets that have been, or may in the future be, targets of actual or threatened terrorist attacks or active shooter attacks, including New York City, Chicago, Boston, San Francisco and Washington, D.C. These hotels are material to our financial results, having constituted 72% of our total revenues in 2024. In addition, to the extent that climate change causes an increase in storm intensity or rising sea levels, our hotels, which are concentrated in coastal areas and other areas that may be impacted by climate change, may be susceptible to an increase in weather-related damage. Additionally, even in the absence of direct physical damage to our hotels, the occurrence of any natural disasters, terrorist attacks, significant military actions, outbreaks of pandemics or other diseases, such as Zika, Ebola, COVID-19, H1N1 or other similar viruses, or severe weather, extreme temperatures or a changing climate in the area of any of our hotels, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular. While we cannot predict the impact of the occurrence of any of these events, such events may result in decreases in consumer discretionary spending, including the frequency with which our customers choose to stay at hotels or the amount they spend on hotels, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have acquired and intend to maintain comprehensive insurance on each of our hotels, including liability, terrorism, fire and extended coverage, of the type and amount that we believe are customarily obtained for or by hotel owners. We cannot guarantee that such coverage will continue to be available at reasonable rates or with reasonable deductibles. Our seven Florida hotels, the Bourbon Orleans Hotel and The Lindy Renaissance Charleston Hotel each have a deductible of 5% of total insured value for a named storm. In addition, each of our five California hotels have a deductible of 5% of total insured value for damage due to an earthquake. We have submitted insurance claims relating to natural disasters at our hotels before and may need to submit similar claims in the future. The prior claims and the increased incidence of substantial claims due to future natural disasters may adversely impact the availability or pricing of insurance available to us.

Various types of catastrophic losses, like earthquakes, floods, wildfires, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers. Future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under the loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from that particular hotel. In that event, we might, nevertheless, remain obligated for any mortgage debt or other financial obligations secured by or related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also prevent us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position with regard to the damaged or destroyed property.

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

Many of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a cybersecurity incident. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. However, these insurance policies may not be adequate to cover all losses relating to cybersecurity incidents. Despite various precautionary steps to protect our hotels from losses resulting from cybersecurity incidents, any occurrence of a cybersecurity incident could still result in losses at our properties, which could affect our results of operations. We are not aware of any cybersecurity incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

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

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited to certain matters, including approval of the annual operating budget. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. While we and our TRS lessees closely monitor the performance of our hotel managers, we do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe that our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek redress if a hotel management company violates the terms of the applicable hotel management agreement with the TRS lessee, and then only to the extent of the remedies provided for under the terms of the hotel management agreement. Three of our current management agreements are non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties and the new management companies may not meet our performance expectations, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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

As of the date of this report, 19 of our 36 hotels operate under Marriott, Hilton, or IHG franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that we, our TRS lessees and management companies follow their brand standards.

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
Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any franchisor or other third-party hotel manager. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

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

We hold a leasehold or subleasehold interest in all or a portion of the land underlying eight of our hotels owned as of December 31, 2024 (Embassy Suites by Hilton Bethesda, Courtyard New York Manhattan/Fifth Avenue, Salt Lake City Marriott Downtown at City Creek, Westin Boston Seaport District, Hotel Clio, Orchards Inn Sedona, Hotel Palomar Phoenix, and Cavallo Point), and a parking area near the Bourbon Orleans Hotel. We may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. For this reason, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon termination, or an earlier breach by us, of the ground lease, which could result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

On occasion, retail and restaurant tenants at our hotel properties may fail to make rent payments when due. Generally, we hold security deposits in connection with each lease which may be applied in the event that the tenant under the lease fails or is unable to make payments; however, these security deposits do not provide us with sustained cash flow to pay distributions or for other purposes. In the event that a tenant continually fails to make rent payments, the security deposits may be applied in full to the non-payment of rents, but we face the risk of being unable to recover a portion of the rents due to us or being unable to recover any amounts whatsoever. If we evict a tenant, we also face the risk of delay or inability to find a suitable tenant or replacement tenant that suit the needs of our hotel.

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

During 2024, inflation began to moderate, but remained elevated relative to the years preceding 2021. Inflationary increases in certain of our operating expenses, including, but not limited to, labor costs, employee-related benefits, food, beverage and utility costs, repairs and maintenance expenses, property taxes and insurance premiums, have and may continue to negatively impact our business and results of operations. While, in general, operators of hotels possess the ability to adjust room rates daily to reflect the effects of inflation, competitive pressures, customer resistance to higher booking costs or other factors may limit the ability of our management companies to raise room rates. Additionally, inflation may have a negative effect on our ability to renovate or make capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. See “Risk Factors—Risks Related to our Business and Operations—We are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing for such expenditures.”

In March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. While the Federal Reserve made several cuts to interest rates in the second half of 2024 in response to decreases in inflation levels, it continues to indicate that it will remain data-dependent in determining whether to hold its benchmark rate at current levels or continue to slowly ease interest rates throughout 2025. Our direct exposure to increases in interest rates in the short term is limited to our unhedged variable rate debt, which amounted to approximately $575.0 million as of December 31, 2024. However, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings under our Credit Agreement or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. For more information, see “Risk Factors—Risks Related to our Debt and Financing— Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our ability to make cash distributions necessary to maintain our tax status as a REIT and limit our ability to make distributions to our stockholders.”

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

We believe that, in recent years, labor unions generally became more aggressive about organizing workers at hotels in certain geographic locations. Additional labor activities at hotels in our portfolio could significantly increase administrative, labor and legal expenses and decrease productivity, thereby reducing the profits that we receive and have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our success depends in part upon our third-party managers’ ability to attract, motivate and retain a sufficient number of qualified employees. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may adversely impact hotel operations and guest satisfaction, which could harm our business. Additionally, competition for qualified employees may require us or our third party managers to pay meaningfully higher wages to attract enough employees than has historically been the case, and continued tightness in labor markets could result in continued escalation of labor costs. In addition, we could face additional challenges meeting workforce requirements due to changes in workforce dynamics, such as remote work arrangements or more flexibility in work schedules, which could result in increased labor costs in the future.

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

The performance of the lodging industry has traditionally been closely linked with the general economy. A stall in economic growth or an economic recession could have a materially adverse effect on our results of operations. When a property's occupancy or room rates drop to the point where its revenues are less than its operating expenses, we are required to spend additional funds in order to cover that property's operating expenses.

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

Our existing property-level debt instruments contain, and instruments governing property-level debt we incur in the future may contain, restrictions (including cash management provisions) that may, under circumstances specified in the loan agreements, prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, incurring additional debt or changes in general economic conditions. In addition, this could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders.

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

All of our loan agreements contain, and future mortgage debt agreements may contain, cash trap provisions that may be triggered if the performance of the affected hotel or hotels declines to a certain level. If the provisions in one or more of these loan agreements are triggered, substantially all of the cash flow generated by the hotel or hotels affected will be deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lenders. Cash will be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and leasing expenses. These “cash trap” provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2024, we had no cash traps in place. However, the triggering of cash traps in the future could affect our liquidity and our ability to make distributions to our stockholders.

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

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt. Although borrowing costs are expected to decrease slightly throughout 2025, they remain elevated following steady increases since 2021 and, as a result, borrowing costs on new and refinanced debt may continue to be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

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

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. For instance, following consistent rate increases throughout 2022 and 2023, the U.S. Federal Reserve made several cuts to its benchmark interest rate in the second half of 2024 and has indicated it will continue to assess rate cuts in 2025, as rates remain elevated relative to the years preceding 2021. Higher interest rates could increase debt service requirements on any of our floating rate debt, including our unsecured term loans and any outstanding balance on our senior unsecured credit facility, and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities or other purposes.

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

Our hotels are also subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). Our hotels incur costs to comply with these laws and regulations, and could be subject to fines and penalties for noncompliance. Additionally, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying or working in a hotel may seek to recover damages if he or she suffers injury from the asbestos.

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

Climate change

In recent years, numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions and, as a result, we are subject to the risks associated with such transitional effects to a low carbon scenario. These effects may include, but are not limited to, increased regulation for building efficiency and equipment specifications, increased regulations or investor requirements for environmental and social disclosures and increased costs to manage the shift in consumer preferences. For example, in an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications which may require additional capital investments or result in increased operating costs. Additionally, if there is a shift in consumer preferences for more sustainable travel accommodations, we may also incur increased costs to manage such consumer expectations for sustainable buildings and hotel operations. The drive to limit carbon emissions and other climate change related regulations and consumer preferences may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2024, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to U.S. federal income tax on our taxable income at the corporate tax rate. We might need to borrow money or sell assets in order to pay any such tax. Also, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and we would no longer be compelled to make distributions under the Code. Unless we were entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT, but we may be required to pay a penalty tax, which could be substantial.

Maintaining our REIT qualification contains certain restrictions and drawbacks.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities. For example, we may not lease to our TRS any hotel that contains gaming. Thus, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

To qualify as a REIT, we must meet annual distribution requirements.

In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. As a result of differences between cash flow and the accrual of income and expenses for tax purposes, or non-deductible expenditures, for example, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of “taxable stock dividends” or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in a particular year.

The formation of our TRSs and TRS lessees increases our overall tax liability.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. Our domestic TRS are subject to U.S. federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire) and yield support payments, net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial.

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

If anyone transfers or owns shares in a way that would violate the aggregate share ownership limit, the common share ownership limit, or the preferred share ownership limit (unless such ownership limits have been waived by our board of directors), or would prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate share ownership limit, the common share ownership limit, or the preferred share ownership limit (as applicable). If this transfer to a trust would not be effective to prevent a violation of the ownership restrictions in our charter, then the initial intended transfer or ownership will be null and void from the outset. The intended transferee or owner of those shares will be deemed never to have owned the shares. Anyone who acquires or owns shares in violation of the aggregate share ownership limit, the common share ownership limit, the preferred share ownership limit (unless such ownership limits have been waived by our board of directors) or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

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

We believe that our operating partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. As a partnership, the operating partnership generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge the operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were to determine that our operating partnership was properly treated as an association or as a publicly traded partnership taxable as a corporation, our operating partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing the operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

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

We depend on the efforts and expertise of our senior executive officers to manage our day-to-day operations and strategic business direction. Finding suitable replacements for senior executive officers can be difficult. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We intend to pay quarterly dividends that represent at least 90% of our REIT taxable income. Our ability to make these intended distributions may be adversely affected by the factors, risks and uncertainties described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. Our board of directors has the sole discretion to determine the timing, form and amount of any distribution to our stockholders and will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, our debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock and Series A Preferred Stock.

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

In addition, interest rates have increased significantly in recent years and may remain elevated in the near term. The market for common shares and preferred shares of publicly traded REITs may be influenced by the distribution yield on their shares (i.e., the amount of annual distributions as a percentage of the market price of their shares) relative to market interest rates. As market interest rates increase, prospective purchasers of REIT common shares and preferred shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock and Series A Preferred Stock to be relatively less attractive to our investors and the market price of our common stock and Series A Preferred Stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels, which may be reflected in the market price of our common stock and Series A Preferred Stock.

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

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. As of December 31, 2024, 4,760,000 shares of our Series A Preferred Stock were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred stock is approximately $119.0 million and aggregate annual dividends on these shares are approximately $9.8 million. Holders of the Series A Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our Series A Preferred Stock have the right to elect two additional directors to our board of directors whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The conversion rights of our Series A Preferred Stock may be detrimental to holders of our common stock.

As of December 31, 2024, 4,760,000 shares of our Series A Preferred Stock were outstanding and could be converted, upon the occurrence of limited specified change in control transactions, into shares of our common stock. The conversion of the Series A Preferred Stock would dilute the stockholder ownership in our Company and common OP unit holder ownership in our operating partnership and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

We have also developed and implemented a cyber risk management program for our third-party property managers. This program aims to assess the cybersecurity maturity of various commercial properties that we own through an evaluation of our property managers’ cybersecurity risk profile.

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

Governance Related to Cybersecurity Risks

DiamondRock engages a managed services provider, which includes vCISO and vCIO services, to assist DiamondRock with the identification, monitoring, and management of cybersecurity risks. Our managed services provider reports periodically to our management team, including our Chief Accounting Officer, Chief Financial Officer & Treasurer and General Counsel & Chief Risk Officer. These senior executives then brief the Board on information regarding security matters at least quarterly. Additionally, we provide cybersecurity training for all Board members and senior executives.

As part of its charter, the Audit Committee oversees our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The Audit Committee administers its risk oversight function by receiving regular reports from members of senior management, including the Chief Accounting Officer, Chief Financial Officer & Treasurer and General Counsel & Chief Risk Officer, on areas of material risk to the Company. Our Audit Committee discusses DiamondRock’s cybersecurity program at least annually, and receives quarterly updates from internal audit or management on cybersecurity incidents or other developments. Our Audit Committee reports on these matters to our Board of Directors as needed.

Our Board of Directors plays an important role in the risk oversight of the Company. Our Board is involved in risk oversight through its direct decision-making authority with respect to significant matters and the oversight of management by the Board’s committees. Our Board also relies on management to bring significant matters impacting DiamondRock to its attention.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2024.

Hotel	City	State	Chain Scale Segment (1)	Service Category	Rooms	Manager
Chicago Marriott Downtown Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Seaport District	Boston	Massachusetts	Upper Upscale	Full Service	793	Aimbridge Hospitality
Salt Lake City Marriott Downtown at City Creek	Salt Lake City	Utah	Upper Upscale	Full Service	510	HEI Hotels & Resorts
Worthington Renaissance Fort Worth Hotel	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Westin San Diego Bayview	San Diego	California	Upper Upscale	Full Service	436	Aimbridge Hospitality
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
Westin Washington D.C. City Center (2)	Washington	District of Columbia	Upper Upscale	Full Service	410	Sage Hospitality
The Dagny Boston	Boston	Massachusetts	Upper Upscale	Full Service	403	Aimbridge Hospitality
The Hythe Vail	Vail	Colorado	Luxury	Full Service	344	Vail Resorts
Courtyard New York Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts
Atlanta Marriott Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Aimbridge Hospitality
The Gwen	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn New York/Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Embassy Suites by Hilton Bethesda	Bethesda	Maryland	Upper Upscale	Full Service	272	Sage Hospitality
Hotel Champlain Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Aimbridge Hospitality
Henderson Beach Resort	Destin	Florida	Luxury	Full Service	269	Aimbridge Hospitality
AC Hotel Minneapolis Downtown (3)	Minneapolis	Minnesota	Upscale	Select Service	245	Sage Hospitality
Kimpton Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	Kimpton Hotels & Restaurants
Bourbon Orleans Hotel	New Orleans	Louisiana	Luxury	Full Service	220	Evolution Hospitality
Hotel Clio	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard New York Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Highgate Hotels
Margaritaville Beach House Key West	Key West	Florida	Upper Upscale	Full Service	186	Ocean Properties
The Lodge at Sonoma Resort	Sonoma	California	Upper Upscale	Full Service	182	Sage Hospitality
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
The Lindy Renaissance Charleston Hotel	Charleston	South Carolina	Upper Upscale	Full Service	167	Aimbridge Hospitality
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach	California	Upper Upscale	Full Service	157	Kimpton Hotels & Restaurants
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Passport Resorts
Chico Hot Springs Resort & Day Spa	Pray	Montana	Economy	Full Service	117	EOS Hospitality
Havana Cabana Key West	Key West	Florida	Upscale	Full Service	106	EOS Hospitality
Tranquility Bay Beachfront Resort	Marathon	Florida	Luxury	Full Service	103	EOS Hospitality
Hotel Emblem San Francisco	San Francisco	California	Upper Upscale	Full Service	96	Pacifica Hotels
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	96	HEI Hotels & Resorts
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	88	Evolution Hospitality
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Evolution Hospitality
Orchards Inn Sedona	Sedona	Arizona	Upscale	Full Service	70	Evolution Hospitality
Lake Austin Spa Resort	Austin	Texas	Luxury	Full Service	40	EOS Hospitality
Henderson Park Inn	Destin	Florida	Luxury	Full Service	37	Aimbridge Hospitality
Total					10,004
_____________
(1)As defined by STR, Inc.

(2)On February 19, 2025, we sold the Westin Washington D.C. City Center.
(3)On November 12, 2024, we acquired the AC Hotel Minneapolis Downtown.

Hotel Management Agreements

We are party to hotel management agreements for each hotel we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels as of December 31, 2024. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Terminable	Expiration Date of Current Term		Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
AC Hotel Minneapolis Downtown	Sage Hospitality	At will with no fee	11/2029		Five one-year periods
Atlanta Marriott Alpharetta	Aimbridge Hospitality	At will with no fee	9/2025		None
Bourbon Orleans Hotel	Evolution Hospitality	At will with no fee	7/2026		Month-to-month
Cavallo Point, The Lodge at the Golden Gate	Passport Resorts	At will with fee	6/2028		None
Chicago Marriott Downtown Magnificent Mile	Marriott	No	12/2038		Two ten-year periods
Chico Hot Springs Resort & Day Spa	EOS Hospitality	At will with no fee	8/2033		Month-to-month
Courtyard Denver Downtown	Sage Hospitality	At will with fee	7/2026		One five-year period
Courtyard New York Manhattan/Fifth Avenue	Highgate Hotels	At will with no fee	10/2025		None
Courtyard New York Manhattan/Midtown East	HEI Hotels & Resorts	At will with no fee	8/2027		None
Embassy Suites by Hilton Bethesda	Sage Hospitality	At will with no fee	2/2027		One five-year period
The Gwen	HEI Hotels & Resorts	At will with fee	6/2026		None
Havana Cabana Key West	EOS Hospitality	At will with no fee	5/2032		Month-to-month
Henderson Beach Resort	Aimbridge Hospitality	At will with no fee	2/2032		Month-to-month
Henderson Park Inn	Aimbridge Hospitality	At will with no fee	7/2026		Month-to-month
The Dagny Boston	Aimbridge Hospitality	At will with no fee	7/2025		None
Hotel Champlain Burlington	Aimbridge Hospitality	At will with no fee	9/2029		Month-to-month
Hilton Garden Inn New York/Times Square Central	Highgate Hotels	At will with no fee	10/2025		One five-year period (2)
Hotel Clio	Sage Hospitality	At will with fee	5/2026		One five-year period
Hotel Emblem San Francisco	Pacifica Hotels	At will fee until 3/2025; at will with no fee thereafter	3/2028	T	Two five-year periods
The Hythe Vail	Vail Resorts	At will with fee	3/2025		None
Kimpton Hotel Palomar Phoenix	Kimpton Hotel & Restaurant Group	At will with no fee	12/2028		One five-year period (3)
Kimpton Shorebreak Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	3/2028		None
Kimpton Shorebreak Huntington Beach Resort	Kimpton Hotel & Restaurant Group	At will with fee	2/2025 (4)		None
Lake Austin Spa Resort	EOS Hospitality	At will with no fee	11/2032		Month-to-month
The Landing Lake Tahoe Resort & Spa	Evolution Hospitality	At will with fee	10/2029		None
L'Auberge de Sedona	Evolution Hospitality	At will with fee	10/2029		None
The Lodge at Sonoma Resort	Sage Hospitality	At will with fee	9/2025		None
Margaritaville Beach House Key West	Ocean Properties	No	7/2027		None
Orchards Inn Sedona	Evolution Hospitality	At will with fee	10/2029		None
The Lindy Renaissance Charleston Hotel	Aimbridge Hospitality	At will with no fee	9/2025		None
Salt Lake City Marriott Downtown at City Creek	HEI Hotels & Resorts	At will with no fee	9/2025		None
Tranquility Bay Beachfront Resort	EOS Hospitality	At will with no fee	4/2032		Month-to-month
Westin Boston Seaport District	Aimbridge Hospitality	At will with no fee	12/2026		None
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	12/2027		None
Westin San Diego Bayview	Aimbridge Hospitality	At will with no fee	N/A		Month-to-month
Westin Washington D.C. City Center	Sage Hospitality	At will with fee	11/2026		One five-year period
Worthington Renaissance Fort Worth Hotel	Marriott	No	12/2031		Two ten-year periods
____________________
(1)Certain agreements allow for other extension rights that may be only at our option.
(2)Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.

(3)Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2027 and 2028. The manager did not earn an incentive management fee in 2024.
(4)On January 30, 2025, the term of the hotel operating agreement was extended to April 30, 2025.

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

The following table sets forth the base management fee and incentive management fee generally due and payable each fiscal year, for each of our hotels as of December 31, 2024:

Property	Base Management Fee (1)		Incentive Management Fee (2)
AC Hotel Minneapolis Downtown	2.25%	(3)	10%	(3)
Atlanta Marriott Alpharetta	2%		15%	(4) (5)
Bourbon Orleans Hotel	1%		15%	(4) (5)
Cavallo Point, The Lodge at the Golden Gate	2.5%		20%
Chicago Marriott Downtown Magnificent Mile	3%		15%	(7)
Chico Hot Springs Resort & Day Spa	2.5%		15%	(4) (8)
Courtyard Denver Downtown	1.5%	(6)	10%
Courtyard New York Manhattan/Fifth Avenue	2.25%		15%	(4)
Courtyard New York Manhattan/Midtown East	1.75%		15%	(4)
Embassy Suites by Hilton Bethesda	1.5%	(6)	10%
The Gwen	2.25%	(9)	15%
Havana Cabana Key West	2.5%		15%	(4) (8)
Henderson Beach Resort	2.25%		15%	(4) (5)
Henderson Park Inn	2.5%		15%	(4) (5)
The Dagny Boston	1.25%		15%	(4) (5)
Hotel Champlain Burlington	1.5%	(10)	10%	(5)
Hilton Garden Inn New York/Times Square Central	2.25%		20%	(4)
Hotel Clio	2%		15%	(4)
Hotel Emblem San Francisco	3%		10%	(4)
The Hythe Vail	2%		15%	(4)
Kimpton Hotel Palomar Phoenix	3.5%		20%
Kimpton Shorebreak Fort Lauderdale Beach Resort	2%		15%	(4)
Kimpton Shorebreak Huntington Beach Resort	2.5%		15%
Lake Austin Spa Resort	2.5%		15%	(4) (8)
The Landing Lake Tahoe Resort & Spa	1.25%		15%	(5)
L'Auberge de Sedona	2%	(12)	15%	(5)
The Lodge at Sonoma Resort	2%		15%	(4)
Margaritaville Beach House Key West	3%		10%
Orchards Inn Sedona	2%	(12)	15%	(5)
The Lindy Renaissance Charleston Hotel	2%		15%	(4) (5)
Salt Lake City Marriott Downtown at City Creek	2%		15%	(4)
Tranquility Bay Beachfront Resort	2.5%		15%	(4) (8)
Westin Boston Seaport District	1%	(11)	15%	(4) (5)
Westin Fort Lauderdale Beach Resort	2%		15%	(4)
Westin San Diego Bayview	1.5%	(10)	10%	(5)
Westin Washington D.C. City Center	1.5%	(6)	10%
Worthington Renaissance Fort Worth Hotel	3%		25%
______________
(1)As a percentage of gross revenues.
(2)As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.
(3)Aggregate management fees (base plus incentive) are capped at 3.5% of total operating revenue.
(4)Total incentive management fees are capped at 1% of gross revenues.

(5)The property will not individually earn their incentive fee unless a collective owner's priority threshold is met.
(6)The base management fee is the sum of 1.5% of gross revenues and 1.5% gross operating profit. Total management fees are capped at 3% of gross revenues.
(7)Calculated as 15% of net operating income.
(8)The incentive management fee increases to 1.5% of gross revenues if the gross operating profit exceeds a specified amount plus any owner's priority.
(9)The incentive management fee is capped at 0.75% of gross revenues.
(10)Total management fees are capped at 2.5% of gross revenues.
(11)The base management fee decreases to 0.5% of gross revenues if the annual gross operating profit is less than $36 million. Effective January 1, 2025, the GOP threshold increases annually by the percentage increase in CPI. Base management fees for the year ended December 31, 2024 were 0.5% of gross revenues.
(12)The base management fee decreased from 2.25% of gross revenues to 2% of gross revenues beginning September 1, 2024.

Additional information regarding fees incurred under hotel management agreements can be found in Note 13 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 20 franchised hotels as of December 31, 2024:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
AC Hotel Minneapolis Downtown	10/2041	6% of gross room sales
Atlanta Marriott Alpharetta	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Embassy Suites by Hilton Bethesda	2/2037	3.5% of gross room sales; program fee of 4% of gross room sales (2)
Courtyard Denver Downtown	10/2027	5.5% of gross room sales
Courtyard New York Manhattan/Fifth Avenue	12/2035	6% of gross room sales
Courtyard New York Manhattan/Midtown East	8/2042	6% of gross room sales
The Gwen	9/2035	5% of gross room sales
Hotel Champlain Burlington	6/2034	4% of gross room sales; program fee of 4% of gross room sales (3)
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales; program fee of 4.3% of gross room sales
Hotel Clio	10/2036	6% of gross room sales and 3% of gross food and beverage sales (4)
The Hythe Vail	12/2041	5% of gross room sales and 2% of gross food and beverage sales
Kimpton Shorebreak Fort Lauderdale Beach Resort	4/2041	6% of gross room sales and 2% of gross food and beverage sales
The Lodge at Sonoma Resort	12/2035	5% of gross room sales
Margaritaville Beach House Key West	4/2041	5% of gross revenues
The Lindy Renaissance Charleston Hotel	12/2031	5% of gross room sales
Salt Lake City Marriott Downtown at City Creek	9/2040 (1)	6% of gross room sales and 3% of gross food and beverage sales
Westin Boston Seaport District	12/2026	6% of gross room sales and 2% of gross food and beverage sales (5)
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego Bayview	12/2040	7% of gross room sales and 3% of gross food and beverage sales
Westin Washington D.C. City Center	12/2040	7% of gross room sales and 3% of gross food and beverage sales
______________
(1)The franchise agreement may be extended at Marriott's option for one 10-year term.
(2)In February 2026, the franchise fee will increase to 5.5% of gross room sales through the remainder of the term.
(3)In July 2028, the franchise fees will increase to 5% through the remainder of the term.
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

Mortgage Debt

As of December 31, 2024, three of our hotels are encumbered by mortgage debt. Additional information regarding such hotels can be found in Note 5 to our accompanying consolidated financial statements.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NYSE under the symbol “DRH”. The closing price of our common stock on the NYSE on December 31, 2024 was $9.03 per share.

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

The graph assumes an initial investment on December 31, 2019 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

	2019	2020	2021	2022	2023	2024
DiamondRock Hospitality Company Total Return	$100.00	$74.46	$86.73	$74.76	$86.96	$86.63
S&P 500 Total Return	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Dow Jones U.S. Hotel Hotels Total Return	$100.00	$66.77	$79.36	$74.18	$91.12	$81.99

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

Stockholder Information

As of February 25, 2025, there were 13 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 25, 2025, there were 14 holders of common OP units (in addition to the Company and executive officers of the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2024 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,443,560 (1)	— (2)	6,823,085
Equity compensation plans not approved by security holders	—	—	—
Total	2,443,560	—	6,823,085
______________
(1)    Includes 1,334,986 shares of common stock issuable pursuant to our deferred compensation plan and 1,108,574 shares of common stock issuable upon the achievement of certain performance conditions. Does not include 621,595 shares of unvested restricted stock.
(2)    Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2024 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2024	—	$—	—	$174,038
November 1 - November 30, 2024	—	$—	—	$174,038
December 1 - December 31, 2024	—	$—	—	$174,038
______________
(1)On May 1, 2024, our board of directors approved a $200.0 million share repurchase program. The share repurchase program expires on May 1, 2026. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.

Fourth Quarter 2024 Sales of Unregistered Securities
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

Overview

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of December 31, 2024, we owned 37 hotels with 10,004 rooms located in 26 different markets in the U.S. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of December 31, 2024. The remaining 0.5% of the common OP units are held by third parties and current and former executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 66% of our total revenues for the year ended December 31, 2024 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

We also use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

Our Hotels

The following table sets forth certain operating information for the year ended December 31, 2024 for each of the hotels we owned during 2024.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	% Change from 2023 RevPAR(1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	63.4%	$257.60	$163.27	11.3%
Westin Boston Seaport District	Boston, Massachusetts	793	83.6%	265.23	221.75	9.7%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	66.5%	192.28	127.86	9.3%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	70.7%	206.33	145.86	0.7%
Westin San Diego Bayview	San Diego, California	436	72.0%	229.57	165.35	0.1%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	78.1%	254.95	199.04	1.3%
Westin Washington D.C. City Center (2)	Washington, D.C.	410	69.5%	244.68	170.10	6.3%
The Dagny Boston	Boston, Massachusetts	403	85.5%	277.32	236.99	9.3%
The Hythe Vail	Vail, Colorado	344	59.8%	425.03	254.21	3.3%
Courtyard New York Manhattan/Midtown East	New York, New York	321	92.3%	357.72	330.11	6.1%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	64.4%	157.97	101.66	(0.5)%
The Gwen	Chicago, Illinois	311	75.2%	296.64	222.93	0.7%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	92.0%	280.33	257.81	2.3%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	69.7%	175.06	122.07	4.8%
Hotel Champlain Burlington	Burlington, Vermont	258	74.6%	235.51	175.69	(6.7)%
Henderson Beach Resort	Destin, Florida	269	53.1%	406.38	215.61	(10.0)%
AC Hotel Minneapolis Downtown (3)	Minneapolis, Minnesota	245	39.4%	136.45	53.73	13.4%
Kimpton Hotel Palomar Phoenix	Phoenix, Arizona	242	75.1%	222.82	167.41	(0.8)%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	68.5%	249.85	171.10	(6.1)%
Hotel Clio	Denver, Colorado	199	77.9%	304.46	237.26	5.2%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	91.5%	306.10	280.11	1.4%
Margaritaville Beach House Key West	Key West, Florida	186	82.3%	396.94	326.63	(0.8)%
The Lodge at Sonoma Resort	Sonoma, California	182	67.3%	405.07	272.43	0.1%
Courtyard Denver Downtown	Denver, Colorado	177	77.2%	202.95	156.69	(3.9)%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	87.8%	344.88	302.80	(1.7)%
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach, California	157	82.1%	312.59	256.56	(2.9)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	60.3%	574.60	346.53	5.8%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	70.4%	205.35	144.62	15.2%
Havana Cabana Key West	Key West, Florida	106	77.7%	293.52	227.99	(8.8)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	73.7%	601.79	443.56	(8.4)%
Hotel Emblem San Francisco	San Francisco, California	96	59.9%	195.52	117.20	(24.0)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	73.7%	203.39	149.98	4.9%
L'Auberge de Sedona	Sedona, Arizona	88	67.3%	886.86	597.16	2.6%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	60.7%	415.66	252.27	9.5%
Orchards Inn Sedona	Sedona, Arizona	70	50.0%	293.23	146.71	(16.7)%
Lake Austin Spa Resort	Austin, Texas	40	57.8%	1,012.08	585.19	(6.1)%
Henderson Park Inn	Destin, Florida	37	65.6%	575.56	377.33	(8.0)%
TOTAL/WEIGHTED AVERAGE		10,004	72.8%	$284.63	$207.30	2.5%
________________
(1)The percentage change from 2023 RevPAR reflects the comparable period in 2023 to our 2024 ownership period.
(2)On February 19, 2025, we sold the Westin Washington D.C. City Center hotel to an unaffiliated third party for $92 million.
(3)On November 12, 2024, we acquired the 245-room AC Hotel Minneapolis Downtown located in Minneapolis, Minnesota for $30.5 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

Outlook for 2025

U.S. economic growth is broadly projected to remain moderate in 2025, with persistent effects of monetary policy, elevated interest rates, and evolving consumer spending patterns influencing both businesses and households. While many economic forecasts suggest that the U.S. will continue to avoid a recession, growth is expected to be subdued, shaped by a cooling labor market, tighter credit conditions, and geopolitical uncertainties. Inflation has moderated but remains above the Federal Reserve’s long-term target, and the Federal Reserve has signaled a cautious approach in determining the pace and timing of future interest rate reductions, if any. While some easing is anticipated in 2025, the extent and impact of any rate cuts on capital markets, business investment, and consumer behavior remain uncertain. Travel demand is highly sensitive to changes in macroeconomic factors and even the threat of a modest slowdown creates a backdrop of uncertainty for the hospitality industry. Corporate and group travel demand is expected to remain steady, but persistent inflation, elevated operating costs, and shifts in consumer preferences may create headwinds for the industry. Additionally, elevated interest rates continue to impact real estate financing and transaction activity, influencing capital allocation decisions within the industry.

Our portfolio, which consists primarily of luxury and upper upscale hotels and resorts in major urban centers and desirable leisure destinations, is well positioned for continued resilient performance. More than 60% of our 2024 earnings came from our urban hotels, and we expect further recovery in group and corporate transient travel as businesses continue to refine their hybrid work models. Group meetings and events are anticipated to continue to drive revenue growth, supported by an evolving office environment where companies prioritize offsite meetings to foster collaboration and engagement. Corporate transient demand is expected to show incremental improvements, benefiting from higher office attendance and expanding business travel budgets. While drive-to-resort destinations remain attractive, shifting economic conditions and evolving travel patterns could lead to some moderation in leisure spending. Longer term, we believe robust secular demand for experiential leisure travel, low growth in directly competitive supply, and targeted investments to renovate and reposition destination hotels can extend and intensify our growth. We anticipate industry profitability will be challenged by elevated interest rates and cost pressures on labor, insurance and property taxes. We continue to work closely with our hotel managers to maximize revenue and identify operating efficiencies.

We expect the continued expansion of corporate travel demand will enable the industry to improve profits in 2025 and we enter the year with several favorable factors, including: (1) ownership of a high-quality portfolio, (2) expected internal growth from six recent and one additional in-process hotel rebranding or repositionings, (3) expected internal growth from the continuation of our asset management initiatives and return on investment projects, (4) conservative debt capital structure, and (5) liquidity of $584.3 million as of December 31, 2024.

Results of Operations

At December 31, 2024 and 2023, we owned 37 and 36 hotels, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the year ended December 31, 2024 and 2023. The properties detailed for the non-comparable periods highlighted in the table below are hereinafter referred to as “non-comparable properties” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
Chico Hot Springs Resort & Day Spa	Pray, Montana	August 1, 2023
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	November 12, 2024

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Revenue. Revenue consists of the following (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%

Rooms	$742,626	$717,447	$25,179	3.5%
Food and beverage	281,682	259,757	21,925	8.4
Other	105,575	97,663	7,912	8.1
Total revenues	$1,129,883	$1,074,867	$55,016	5.1%

Our total revenues increased $55.0 million from $1,074.9 million for the year ended December 31, 2023 to $1,129.9 million for the year ended December 31, 2024.

Rooms revenues increased by $25.2 million from the year ended December 31, 2023 to the year ended December 31, 2024, $4.1 million of which was due to the acquisition of the non-comparable properties. The remaining increase of $21.1 million was the result of improved occupancy at our resort hotels and increased ADR at our urban hotels.

The following are key hotel operating statistics for the years ended December 31, 2024 and 2023. The 2023 operating statistics reflect the period in 2023 comparable to our ownership period in 2024 for hotels acquired in 2024 and 2023.

	Year Ended December 31,
	2024	2023	% Change
Occupancy %	72.8%	72.0%	0.8%
ADR	$284.63	$281.12	1.2%
RevPAR	$207.30	$202.29	2.5%

Food and beverage revenues increased $21.9 million from the year ended December 31, 2023 to the year ended December 31, 2024, of which $3.8 million was due to the acquisition of non-comparable properties. The remaining increase of $18.1 million was primarily due to increased banquet and catering revenues, driven by an increase in group business during the first half of the year.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased $7.9 million from the year ended December 31, 2023 to the year ended December 31, 2024, $1.5 million of which was due to non-comparable properties. The remaining increase of $6.4 million was primarily due to increases in resort fees and parking revenues.
Hotel operating expenses. The operating expenses consisted of the following (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%

Rooms	$186,131	$176,765	$9,366	5.3%
Food and beverage	193,331	180,546	12,785	7.1
Other departmental and support expenses	268,563	261,536	7,027	2.7
Management fees	27,149	24,998	2,151	8.6
Franchise fees	39,724	35,738	3,986	11.2
Other property-level expenses	103,347	102,177	1,170	1.1
Total hotel operating expenses	$818,245	$781,760	$36,485	4.7%

Our hotel operating expenses increased $36.5 million from $781.8 million for the year ended December 31, 2023 to $818.2 million for the year ended December 31, 2024, $8.3 million of which was due to the acquisition of non-comparable properties. The remaining increase in hotel operating expenses was primarily due to higher occupancy levels and increased labor costs. Other property level expenses increased due to higher property tax assessments and insurance premiums.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40 year period subsequent to an acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $2.3 million from $111.3 million for the year ended December 31, 2023 to $113.6 million for the year ended December 31, 2024, primarily due to the acquisition of the non-comparable properties.

Impairment losses. During the year ended December 31, 2024, we recorded impairment losses of $32.6 million related to the Westin Washington D.C. City Center and $1.6 million related to the write-off of construction in progress that was determined not to be recoverable. The impairment of the Westin Washington D.C. City Center was a result of our evaluation of the recoverability of the carrying amount of the hotel due to our determination in the fourth quarter of 2024 that it is more likely than not that the hotel will be sold before the end of its previously estimated useful life. The impairment adjusts the hotel's carrying amount to its estimated fair value less costs to sell. During the year ended December 31, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including base payroll, bonus, restricted stock and severance. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $20.9 million, from $32.0 million for the year ended December 31, 2023 to $52.9 million for the year ended December 31, 2024, primarily due to $20.4 million of severance expense recognized due to the leadership changes announced in April 2024.

Business interruption insurance income. During the year ended December 31, 2023, we recognized $0.5 million of business interruption insurance income related to an electrical fire at the Hilton Garden Inn New York/Times Square Central that caused the hotel to be closed for seven days and $0.1 million related to an insurance claim at the Worthington Renaissance Fort Worth Hotel. No business interruption insurance income was recorded during the year ended December 31, 2024.

Interest expense. Our interest expense increased $0.4 million from $65.1 million for the year ended December 31, 2023 to $65.5 million for the year ended December 31, 2024, and was comprised of the following (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Mortgage debt interest	$14,753	$16,436	$(1,683)	(10.2)%
Term loan interest	47,232	43,294	3,938	9.1
Credit facility interest and unused fees	1,253	1,256	(3)	(0.2)
Amortization of debt issuance costs	1,967	2,053	(86)	(4.2)
Interest rate swap mark-to-market	—	2,033	(2,033)	(100.0)
Finance lease expense (1)	311	—	311	100.0
	$65,516	$65,072	$444	0.7%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The increase in interest expense is primarily the result of elevated interest rates offset by the reduction in mortgage related interest due to the payoff of our Courtyard Midtown mortgage loan in August 2024.

Income taxes. We recorded an income tax expense of $1.5 million in 2024 and income tax expense of $0.3 million in 2023. The increase in income tax expense was the result of a $1.0 million change in our valuation allowance included in our 2023 income tax provision as well as higher state tax expense in 2024. The 2024 income tax provision includes a change in our valuation allowance of $0.2 million.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

Discussion of the comparison of the results of operations for the year ended December 31, 2023 to the year ended December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 49 under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2024.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels.

On August 6, 2024, we paid off $73.3 million outstanding on the Courtyard New York Manhattan/Midtown East mortgage loan using cash on hand. We have three mortgage loans that mature in the next twelve months. We are actively pursuing a financing transaction the proceeds of which will be used to repay the three mortgage loans that mature in 2025. In the case that we are unsuccessful with obtaining this new financing, we may repay such mortgage loans using cash on hand and our senior unsecured revolving credit facility. As of December 31, 2024, we had $400 million of borrowing capacity under our senior unsecured revolving credit facility.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. As of December 31, 2024, we had no cash traps in place.

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

We prefer a relatively simple yet efficient capital structure. We generally structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction, such as the issuance of common OP units in connection with the acquisition of Cavallo Point, The Lodge at the Golden Gate, if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of December 31, 2024, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.21% and a weighted average maturity date of approximately 1.7 years, assuming all extension options available in our debt agreements are exercised. We have three mortgage loans that mature in the next twelve months. We are actively pursuing a financing transaction the proceeds of which will be used to repay the three mortgage loans that mature in 2025. In the case that we are unsuccessful with obtaining this new financing, we may repay such mortgage loans using cash on hand and our senior unsecured revolving credit facility. We expect that our weighted average interest rate will increase as we refinance our debt at less favorable rates. As of December 31, 2024, 34 of our 37 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

The following table outlines the timing and extent of our debt principal maturities and estimated interest payments for our mortgage debt and unsecured term loans as of December 31, 2024 (in thousands), assuming all extension options available in our debt agreements are exercised.

	Principal	Interest (1)	Total Principal and Interest
2025	$295,808	$51,682	$347,490
2026	300,000	26,714	326,714
2027	—	27,633	27,633
2028	500,000	236	500,236
2029	—	—	—
	$1,095,808	$106,265	$1,202,073
______________
(1)The interest expense for our variable rate unsecured term loans is calculated based on the rate as of December 31, 2024 of 5.79%.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. Prior to the implementation of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. We did not sell any shares under the Current ATM Program or the Prior ATM Program during the years ended December 31, 2024 and 2023.
Share Repurchase Program
In May 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a new share repurchase program, which replaced our prior share repurchase program that was authorized in September 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The new share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The new share repurchase program will expire on May 1, 2026. During the year ended December 31, 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for an aggregate purchase price of $26.0 million. Information about our share repurchase program is in Note 9 to the accompanying consolidated financial statements.
Short-Term Borrowings

Other than borrowings under our senior unsecured credit facility, discussed below, we do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures on January 3, 2026. In September 2024, we exercised our option to extend the maturity of our $300 million term loan from January 3, 2025 to January 3, 2026. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. As of December 31, 2024, we had $400 million of borrowing capacity under our senior unsecured revolving credit facility.

Additional information about the credit and term loan facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of December 31, 2024, we had $81.4 million of unrestricted corporate cash and $47.4 million of restricted cash, and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $224.4 million for the year ended December 31, 2024. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes. The decrease in cash provided by operations was primarily driven by timing differences related to collections from our hotel managers and severance payments related to our previously announced leadership changes.

Our net cash used in investing activities was $112.1 million for the year ended December 31, 2024, which consisted of $81.6 million of capital expenditures and $30.5 million paid for the acquisition of the AC Hotel Minneapolis Downtown.

Our net cash used in financing activities was $150.7 million for the year ended December 31, 2024, which consisted of $25.6 million of distributions paid to holders of common stock and common units, $9.8 million of distributions paid to holders of preferred stock, $9.1 million of scheduled mortgage debt principal payments, $73.3 million of repayments of mortgage debt, $6.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, and $26.0 million paid to repurchase shares under our share repurchase program.

We currently anticipate our significant sources of cash for the year ending December 31, 2025 will be the net cash flow from hotel operations, proceeds from the sale of the Westin Washington D.C. City Center, and proceeds from debt financings or sales of debt securities. We expect our estimated uses of cash for the year ending December 31, 2025 will be scheduled debt service and maturity payments, potential acquisitions of hotel properties, capital expenditures, operating costs, ground lease payments, corporate expenses, distributions to preferred and common stockholders, and potential share repurchases.

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

We have declared the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units for the years ended December 31, 2024 and 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share/Unit
April 12, 2023	March 31, 2023	$0.03
July 12, 2023	June 30, 2023	$0.03
October 12, 2023	September 29, 2023	$0.03
January 11, 2024	December 29, 2023	$0.03
April 12, 2024	March 29, 2024	$0.03
July 12, 2024	June 28, 2024	$0.03
October 11, 2024	September 30, 2024	$0.03
January 14, 2025	December 31, 2024	$0.23

We have declared the following dividends to holders of our Series A Preferred Stock for the years ended December 31, 2024 and 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625
June 30, 2023	June 20, 2023	$0.515625
September 29, 2023	September 18, 2023	$0.515625
December 29, 2023	December 18, 2023	$0.515625
March 29, 2024	March 18, 2024	$0.515625
June 28, 2024	June 18, 2024	$0.515625
September 30, 2024	September 20, 2024	$0.515625
December 31, 2024	December 20, 2024	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of

December 31, 2024, we have set aside $44.7 million for capital projects in property improvement funds, which are included in restricted cash on our consolidated balance sheets.

We invested approximately $81.6 million in capital improvements at our hotels during the year ended December 31, 2024. Completed projects in 2024 included the following:

•Hotel Champlain Burlington: We completed the rebranding and repositioning of the Hilton Burlington Lake Champlain to Hotel Champlain Burlington, a Curio Collection by Hilton in July 2024. The transformation of the 258-room hotel represents a strong return-on-investment opportunity and included the creation of new lifestyle community spaces, a new all-day cafe, an upgraded state-of-the-art fitness center, and a new signature seafood restaurant, Original Skiff Fish & Oysters, in partnership with a local award-winning chef.
•Westin San Diego Bayview: We completed a comprehensive renovation of the hotel's guestrooms during the second quarter of 2024.
•Bourbon Orleans Hotel: We completed a comprehensive renovation of the hotel's guestrooms during the third quarter of 2024.

We expect to spend approximately $85 to $95 million in capital improvements at our hotels in 2025, which includes the completion of certain projects that commenced in 2024. Significant projects in 2025 include the following:

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
•Hilton Garden Inn New York/Times Square Central: The Company expects to complete a renovation of the hotel's guestrooms during the first quarter of 2025.
•Kimpton Hotel Palomar Phoenix: The Company expects to commence a renovation of the hotel's guestrooms during the second quarter of 2025.
•Courtyard New York Manhattan/Midtown East: The Company expects to commence a renovation of the hotel's guestrooms during the fourth quarter of 2025.

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

•Hotel Manager Transition and Hotel Pre-Opening Costs: We exclude the transition costs associated with a change in hotel manager and the pre-opening costs associated with the redevelopment or rebranding of a hotel because we believe these items do not reflect the ongoing performance of the Company or our hotels.

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

In addition, to derive Adjusted FFO, we exclude any unrealized fair value adjustments to interest rate swaps and the portion of our non-cash ground lease expense recognized as interest expense. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

Hotel Adjusted EBITDA

We believe that Hotel Adjusted EBITDA provides our investors with a useful financial measure to evaluate our hotel operating performance, excluding the impact of our capital structure (primarily interest), our asset base (primarily depreciation and amortization), and our corporate-level expenses. With respect to Hotel Adjusted EBITDA, we believe that excluding the effect of corporate-level expenses provides a more complete understanding of the operating results over which individual hotels and third-party management companies have direct control. We believe property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis. Hotel Adjusted EBITDA margins are calculated as Hotel Adjusted EBITDA divided by total hotel revenues.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$48,250	$86,635	$109,705
Interest expense	65,516	65,072	38,283
Income tax expense	1,541	317	2,607
Real estate related depreciation and amortization	113,588	111,302	108,849
EBITDA	228,895	263,326	259,444
Impairment losses	34,169	941	2,843
Loss on sale of hotel properties (1)	—	—	1,659
EBITDAre	263,064	264,267	263,946
Non-cash lease expense and other amortization	5,970	6,156	6,226
Loss on early extinguishment of debt	—	—	9,766
Hotel pre-opening costs	1,006	1,246	—
Hotel manager transition items	—	—	1,164
Severance costs (2)	20,362	—	(532)
Adjusted EBITDA	$290,402	$271,669	$280,570
Corporate expenses	32,549	32,048	31,790
Interest (income) and other (income) expense, net	(4,337)	(2,561)	(255)
Hotel Adjusted EBITDA	$318,614	$301,156	$312,105
_______________

(1)	During the year ended December 31, 2022, we recognized an incremental loss of $1.7 million due to post-closing adjustments related to hotels sold in 2021.
(2)
During the year ended December 31, 2024, we incurred severance costs related to the executive team changes that occurred in April 2024. During the year ended December 31, 2022, we incurred severance costs associated with the elimination of positions at our hotels. These costs are classified within other hotel expenses on the consolidated statement of operations.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$48,250	$86,635	$109,705
Real estate related depreciation and amortization	113,588	111,302	108,849
Impairment losses	34,169	941	2,843
Loss on sale of hotel properties (1)	—	—	1,659
FFO	196,007	198,878	223,056
Distributions to preferred stockholders	(9,817)	(9,817)	(9,817)
FFO available to common stock and unit holders	186,190	189,061	213,239
Non-cash lease expense and other amortization	6,092	6,156	6,226
Loss on early extinguishment of debt	—	—	9,766
Hotel pre-opening costs	1,006	1,246	—
Hotel manager transition items	—	—	1,164
Severance costs (2)	20,362	—	(532)
Fair value adjustments to interest rate swaps	—	2,033	(13,914)
Adjusted FFO available to common stock and unit holders	$213,650	$198,496	$215,949
_______________

(1)	During the year ended December 31, 2022, we recognized an incremental loss of $1.7 million due to post-closing adjustments related to hotels sold in 2021.
(2)
During the year ended December 31, 2024, we incurred severance costs related to the executive team changes that occurred in April 2024. During the year ended December 31, 2022, we incurred severance costs associated with the elimination of positions at our hotels. These costs are classified within other hotel expenses on the consolidated statement of operations.

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

Depreciation is recorded using the straight-line method over the assets' estimated useful lives, which are generally as follows: 15 to 40 years for buildings and improvements; 1 to 10 years for furniture, fixtures and equipment; and 3 to 5 years for computer equipment and acquired software.

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

During 2024, inflation levels began to decrease, but remained elevated relative to the years preceding 2021. While the Federal Reserve made several cuts to interest rates in the second half of 2024 in response to decreases in inflation levels, it continues to indicate that it will remain cautious in determining whether to hold its benchmark rate at current levels or continue to slowly ease interest rates throughout 2025. Any increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

Seasonality

The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. Accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

New Accounting Pronouncements Not Yet Adopted

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and, to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of December 31, 2024 was $1.1 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2024 was to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of December 31, 2024, we held interest rate swaps related to $225 million of our variable-rate indebtedness. In addition, effective January 2, 2025, we have an additional $100 million of interest rate swaps related to our variable-rate indebtedness. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market rates of interest on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.8 million annually.

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

Item 9B.   Other Information

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2025 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2025 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

We have adopted an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the insider trading policy is filed as Exhibit 19 to this Form 10-K. We have also implemented processes for the Company that we believe are designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.

The other information required by this item is incorporated by reference to our 2025 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2025 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2025 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2025 proxy statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2025 proxy statement.

Our independent public accounting firm is KPMG LLP, McLean, Virginia, PCAOB Auditor ID: 185.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.Financial Statements

Included herein at pages F-1 through F-35.

2.Financial Statement Schedules

The following financial statement schedule is included herein on pages F-36 and F-37:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, has been omitted.

3.Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Articles of Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Articles of Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

3.1.7
Articles Supplementary Designating DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

3.2.1
Fifth Amended and Restated Bylaws of DiamondRock Hospitality (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2023)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

4.2
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

4.3
Description of Securities of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024)

10.1
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

10.2
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated August 28, 2020 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2020)

10.3*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.4*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.5
Sixth Amended and Restated Credit Agreement, dated as of September 27, 2022, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, TD Securities (USA) LLC, Capital One, National Association and BMO Harris Bank, N.A., as Joint Lead Arrangers, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Securities (USA ) LLC, as Joint Bookrunners, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A., as Syndication Agents, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association, as Documentation Agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association, as Sustainability Structuring Agents (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2022)

10.6†	First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of January 31, 2025, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, TD Securities (USA) LLC, Capital One, National Association and BMO Harris Bank, N.A., as Joint Lead Arrangers, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Securities (USA ) LLC, as Joint Bookrunners, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A., as Syndication Agents, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association, as Documentation Agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association, as Sustainability Structuring Agents
10.7*
Form of Severance Agreement (and schedule of material differences thereto) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2012)

10.8*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.9*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.10*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.11*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.12*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.13*
DiamondRock Hospitality Company 2024 Equity Incentive Plan, effective as of May 1, 2024 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2024)

10.14†	Form of Restricted Stock Award Agreement under the 2024 Equity Incentive Plan
10.15†	Form of Performance Stock Unit Agreement under the 2024 Equity Incentive Plan
10.16*
General Release Agreement, dated May 17, 2024, between Troy G. Furbay and DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024)

10.17*
General Release Agreement, dated May 21, 2024, between Mark W. Brugger and DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024)

10.18*
Retirement Agreement, dated May 31, 2024, between William J. Tennis and DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2024)

10.19†	Form of Severance Agreement dated February 28, 2025 (and schedule of material differences thereto)
19†	DiamondRock Hospitality Company Insider Trading Policy
21.1†	List of DiamondRock Hospitality Company Subsidiaries
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
97
DiamondRock Hospitality Company Compensation Recovery Policy (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024)

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
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 28, 2025.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ ANIKA C. FISCHER
	Name:	Anika C. Fischer
	Title:	Senior Vice President, General Counsel, and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY J. DONNELLY	Chief Executive Officer and Director	February 28, 2025
Jeffrey J. Donnelly	(Principal Executive Officer)

/s/ BRIONY R. QUINN	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2025
Briony R. Quinn	(Principal Financial Officer)

/s/ STEPHEN M. SPIERTO	Chief Accounting Officer and Corporate Controller	February 28, 2025
Stephen M. Spierto	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 28, 2025
William W. McCarten

/s/ TIMOTHY R. CHI	Director	February 28, 2025
Timothy R. Chi

/s/ MICHAEL A. HARTMEIER	Director	February 28, 2025
Michael A. Hartmeier

/s/ STEPHANIE D. LEPORI	Director	February 28, 2025
Stephanie D. Lepori

/s/ KATHLEEN A. MERRILL	Director	February 28, 2025
Kathleen A. Merrill

/s/ WILLIAM J. SHAW	Director	February 28, 2025
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 28, 2025
Bruce D. Wardinski

/s/ TABASSUM S. ZALOTRAWALA	Director	February 28, 2025
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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 as stated in their report, which appears below.

/s/ JEFFREY J. DONNELLY
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIONY R. QUINN
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

/s/ STEPHEN M. SPIERTO
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
McLean, Virginia
February 28, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2024, was $2,631.6 million, which primarily consists of investments in hotel properties. As discussed in Note 3, the Company recorded cumulative impairment losses of $34.2 million during 2024. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, to the carrying amount of the hotel property. If the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable, and when applicable, the Company’s process to evaluate whether a hotel’s carrying amount is recoverable based on its undiscounted future cash flows. We assessed management’s assumptions and the likelihood of a potential decrease in expected future cash flows caused by a shortened hold period that may indicate an investment in a hotel property would not be recoverable. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties, corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities. When events or changes in circumstances indicated the carrying amount of a hotel property may not be recoverable, we challenged the methodology and significant assumptions used by the Company to estimate undiscounted future cash flows.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 28, 2025

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Property and equipment, net	$2,631,221	$2,755,195
Assets held for sale	93,400	—
Right-of-use assets	89,931	97,692
Restricted cash	47,408	45,576
Due from hotel managers	145,947	144,689
Prepaid and other assets	82,963	73,940
Cash and cash equivalents	81,381	121,595
Total assets	$3,172,251	$3,238,687

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,095,294	1,177,005
Lease liabilities	85,235	112,866
Due to hotel managers	121,734	116,522
Liabilities of assets held for sale	3,352	—
Deferred rent	73,535	69,209
Unfavorable contract liabilities, net	58,208	59,866
Accounts payable and accrued expenses	79,201	39,563
Distributions declared and unpaid	49,034	6,324
Deferred income related to key money, net	7,726	8,349
Total liabilities	1,573,319	1,589,704
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at December 31, 2024 and 2023	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 207,592,210 and 209,627,197 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,076	2,096
Additional paid-in capital	2,268,521	2,291,297
Accumulated other comprehensive loss	(1,360)	(2,036)
Distributions in excess of earnings	(679,050)	(649,330)
Total stockholders' equity	1,590,235	1,642,075
Noncontrolling interests	8,697	6,908
Total equity	1,598,932	1,648,983
Total liabilities and equity	$3,172,251	$3,238,687

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rooms	$742,626	$717,447	$681,269
Food and beverage	281,682	259,757	238,234
Other	105,575	97,663	82,000
Total revenues	1,129,883	1,074,867	1,001,503
Operating expenses:
Rooms	186,131	176,765	163,062
Food and beverage	193,331	180,546	163,622
Other departmental and support expenses	268,563	261,536	233,691
Management fees	27,149	24,998	23,439
Franchise fees	39,724	35,738	32,683
Other property-level expenses	103,347	102,177	80,258
Depreciation and amortization	113,588	111,302	108,849
Impairment losses	34,169	941	2,843
Corporate expenses	52,911	32,048	31,790
Business interruption insurance income	—	(647)	(499)
Total operating expenses, net	1,018,913	925,404	839,738

Interest expense	65,516	65,072	38,283
Interest (income) and other (income) expense, net	(4,337)	(2,561)	1,404
Loss on early extinguishment of debt	—	—	9,766
Total other expenses, net	61,179	62,511	49,453
Income before income taxes	49,791	86,952	112,312
Income tax expense	(1,541)	(317)	(2,607)
Net income	48,250	86,635	109,705
Less: Net income attributable to noncontrolling interests	(203)	(295)	(377)
Net income attributable to the Company	48,047	86,340	109,328
Distributions to preferred stockholders	(9,817)	(9,817)	(9,817)
Net income attributable to common stockholders	$38,230	$76,523	$99,511

Earnings per share:
Earnings per share available to common stockholders—basic	$0.18	$0.36	$0.47
Earnings per share available to common stockholders—diluted	$0.18	$0.36	$0.47

Weighted-average number of common shares outstanding:
Basic	210,286,342	211,518,826	212,423,873
Diluted	211,240,170	212,304,117	213,188,987

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Comprehensive income:
Net income	$48,250	$86,635	$109,705
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	353	(2,634)	—
Unrealized gain on Rabbi Trust assets	326	591	—
Comprehensive income	48,929	84,592	109,705
Comprehensive income attributable to noncontrolling interests	(209)	(288)	(377)
Comprehensive income attributable to the Company	$48,720	$84,304	$109,328

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	4,760,000	$48	210,746,895	$2,107	$2,293,990	$—	$(780,931)	$1,515,214	$5,750	$1,520,964
Net income	—	—	—	—	—	—	109,328	109,328	377	109,705
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	—		(19,274)	(19,274)	(74)	(19,348)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	252,259	3	7,328	—	—	7,331	458	7,789
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(83,139)	(1)	(827)	—	—	(828)	—	(828)
Redemption of common OP units	—	—	28,502	—	214	—	—	214	(214)	—
Common stock repurchased and retired	—	—	(1,569,687)	(15)	(12,272)		—	(12,287)	—	(12,287)
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	$—	$(700,694)	$1,589,881	$6,297	$1,596,178
Net income	—	—	—	—	—	—	86,340	86,340	295	86,635
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,625)	—	(2,625)	(9)	(2,634)
Unrealized gain on Rabbi trust assets	—	—	—	—	—	589	—	589	2	591
Distributions on common stock/units ($0.12 per common share/unit)	—	—	—	—	—	—	(25,159)	(25,159)	(127)	(25,286)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	867,041	9	7,946	—	—	7,955	816	8,771
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	(3)	(3,029)	—	—	(3,032)	—	(3,032)
Redemption of common OP units	—	—	37,559	1	365	—	—	366	(366)	—
Common stock repurchased and retired	—	—	(318,454)	(5)	(2,418)	—	—	(2,423)	—	(2,423)
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	$(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	48,047	48,047	203	48,250
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	351	—	351	2	353
Unrealized gain on Rabbi trust assets	—	—	—	—	—	325	—	325	1	326
Distributions on common stock/units ($0.32 per common share/unit)	—	—	—	—	—	—	(67,950)	(67,950)	(361)	(68,311)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	1,854,348	18	10,057	—	—	10,075	1,944	12,019
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(774,459)	(7)	(6,871)	—	—	(6,878)	—	(6,878)
Common stock repurchased and retired	—	—	(3,114,876)	(31)	(25,962)	—	—	(25,993)		(25,993)
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	$(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$48,250	$86,635	$109,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,588	111,302	108,849
Corporate asset depreciation as corporate expenses	121	192	220
Loss on early extinguishment of debt	—	—	9,766
Non-cash lease expense and other amortization	5,970	6,156	6,226
Non-cash interest rate swap fair value adjustment	—	2,033	(13,914)
Amortization of debt issuance costs	1,967	2,053	2,489
Impairment losses	34,169	941	2,843
Amortization of deferred income related to key money	(431)	(431)	(423)
Share-based compensation	12,019	8,771	7,789
Deferred income tax expense	(449)	(975)	(781)
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,936)	(3,684)	(9,563)
Due to/from hotel managers	3,459	24,151	(24,034)
Accounts payable and accrued expenses	9,682	420	7,067
Net cash provided by operating activities	224,409	237,564	206,239
Cash flows from investing activities:
Capital expenditures	(81,588)	(86,314)	(67,657)
Property acquisitions	(30,532)	(32,699)	(181,942)
Acquisition of interest in land	—	(1,833)	—
Receipt of deferred key money	—	—	1,000
Net cash used in investing activities	(112,120)	(120,846)	(248,599)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(9,127)	(9,544)	(14,629)
Repurchase of common stock	(25,993)	(2,423)	(12,287)
Repayments of mortgage debt	(73,255)	—	(178,141)
Proceeds from senior unsecured term loans	—	—	800,000
Repayments of senior unsecured term loans	—	—	(400,000)
Draws on senior unsecured credit facility	—	—	110,000
Repayments of senior unsecured credit facility	—	—	(200,000)
Payment of financing costs	—	—	(13,846)
Distributions on common stock and units	(25,601)	(31,909)	(6,421)
Distributions on preferred stock	(9,817)	(9,817)	(9,817)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(6,878)	(3,032)	(828)
Net cash (used in) provided by financing activities	(150,671)	(56,725)	74,031
Net (decrease) increase in cash and cash equivalents, and restricted cash	(38,382)	59,993	31,671
Cash, cash equivalents, and restricted cash beginning of year	167,171	107,178	75,507
Cash, cash equivalents, and restricted cash, end of year	$128,789	$167,171	$107,178

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2024	2023	2022
Cash paid for interest	$63,775	$60,363	$47,547
Cash paid for income taxes	$4,654	$2,666	$6,625
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$49,034	$6,324	$12,946
Accrued capital expenditures	$5,438	$4,667	$8,007
Redemption of Operating Partnership units for common stock	$—	$365	$214

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$81,381	$121,595	$67,564
Restricted cash	47,408	45,576	39,614
Total cash, cash equivalents, and restricted cash	$128,789	$167,171	$107,178

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging focused real estate company that owns a portfolio of premium hotels and resorts. As of December 31, 2024, we owned 37 hotels with 10,004 rooms. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brands (Marriott International, Inc., Hilton Worldwide, or IHG Hotels & Resorts). We are an owner rather than an operator of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.5% of the limited partnership units (“common OP units”) as of December 31, 2024. The remaining 0.5% of the common OP units are held by third parties and current and former executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include all accounts of the Company and its subsidiaries in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Our operating partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate our operating partnership.

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

Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets and recorded at their relative fair value based upon total accumulated cost of the acquisition. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. In making estimates of fair values for purposes of allocating purchase price, we evaluate several factors, including but not limited to comparable sales, expected future cash flows discounted at risk adjusted rates as well as industry and Company data. Direct acquisition-related costs are capitalized as a component of the acquired assets.

Depreciation is recorded using the straight-line method over the assets' estimated useful lives, which are generally as follows: 15 to 40 years for buildings and improvements; 1 to 10 years for furniture, fixtures and equipment; and 3 to 5 years for computer equipment and acquired software.

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

We may recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more likely than not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations and comprehensive income. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitations. We had no uncertain tax positions as of December 31, 2024 and 2023.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants. No adjustment is made for shares that are anti-dilutive during a period.

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

Performance-based awards are settled at the end of a three-year performance period with 50 percent of the award subject to achievement based on a measure of the Company's total stockholder return relative to a peer company group and the other 50 percent of the award subject to achievement of hotel market share improvement. The total number of performance shares that vest based on each performance measure (relative stockholder return and hotel market share improvement) is based on an achievement factor that, in each case, ranges from zero to 150 percent payout. The grant date fair value of the relative stockholder return awards is estimated using the Monte Carlo simulation, and the grant date fair value for the hotel market share improvement awards is equal to the closing stock price on the date of grant.

The measurement objective for these share-based awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the awards. We recognize share-based compensation expense ratably over the requisite service period which is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures as they occur. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable, no compensation expense for these awards is recognized.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes in connection with our variable rate debt. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheets at fair value. On the date the derivative contract is entered into, or at a later point in time, we may designate the derivative as a hedging instrument, and, if so, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. Changes in the fair value of a derivative that was determined to be an effective cash flow hedge are reported in other comprehensive income (loss) and are reclassified to interest expense in the same period during which the hedged transaction affects earnings. If we do not specifically designate the derivative as a cash flow hedge, changes in the fair value of the undesignated derivative instrument are reported in current period earnings.

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

Right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. Operating lease assets are included in right-of-use assets and operating lease liabilities are included in lease liabilities within the consolidated balance sheets. Finance lease assets are included in prepaid and other assets and finance lease liabilities are included in accounts payable and accrued expenses within the consolidated balance sheets. The discount rate used to determine the present value of the lease payments is our incremental borrowing rate as of the lease commencement date, as the implicit rate is not readily determinable. The right-of-use assets also include any initial direct costs and any lease payments made at or before the commencement date, and is reduced for any unrestricted incentives received at or before the commencement date.

Options to extend or terminate the lease are included in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Variable payments that are based on an index or a rate are included in the recognition of our right-of-use assets and lease liabilities using the index or rate at lease commencement; however, changes to these lease payments due to rate or index updates are recorded as rent expense in the period incurred. Contingent rentals based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and right-of-use asset but will be recognized as variable lease expense when they are incurred. Leases that contain provisions that increase the fixed minimum lease payments based on previously incurred variable lease payments related to performance will be remeasured, as these payments now represent an increase in the fixed minimum payments for the remainder of the lease term. However, leases with provisions that increase minimum lease payments based on changes in a reference index or rate (e.g. Consumer Price Index) will not be remeasured as such changes do not constitute a resolution of a contingency. If we purchase an underlying asset prior to the termination of the lease term, the right-of-use asset and related lease liability is reversed and the net gain or loss is recorded as part of the acquisition basis. The components of operating lease expense are included in other property-level expenses in our consolidated statements of operations and comprehensive income. Costs related to the finance lease are included in interest expense and other property-level expenses within the consolidated statements of operations and comprehensive income.

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

We have concentration risk related to one of our hotel properties. As of and for the year ended December 31, 2024, Chicago Marriott represented 11% of total revenues and total assets, and 10% of income before taxes.

Segment Reporting

Each one of our hotels is an operating segment. We evaluate each of our properties on an individual basis to assess performance, the level of capital expenditures, and acquisition or disposition transactions. Our evaluation of individual properties is not focused on property type (e.g. urban, suburban, or resort), brand, geographic location, or industry classification. All of our hotel operating segments meet the aggregation criteria established by U.S. GAAP for segment reporting, and as a result, the hotels have been aggregated into a single operating and reportable segment, hotel ownership.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in a segment's reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment's profit or loss and assets on an annual and interim basis. We adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14 for the additional disclosures related to this adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of ASU 2023-09.

3.Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2024	2023
Land	$570,386	$590,824
Land improvements	2,400	7,994
Buildings	2,812,461	2,878,508
Furniture, fixtures and equipment	200,415	561,484
Construction in progress	24,969	21,175
	3,610,631	4,059,985
Less: accumulated depreciation	(979,410)	(1,304,790)
	$2,631,221	$2,755,195

As of December 31, 2024 and 2023, we had accrued capital expenditures of $5.4 million and $4.7 million, respectively.

On December 20, 2024, we entered into a purchase and sale agreement to sell the Westin Washington D.C. City Center to an unaffiliated third party for a contractual purchase price of $92.0 million. During the year ended December 31, 2024, we evaluated the recoverability of the carrying amount of the hotel as a result of our determination in the fourth quarter of 2024 that it is more likely than not that the hotel will be sold before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $32.6 million to adjust the hotel's carrying amount to its estimated fair value less costs to sell. As of December 31, 2024, the buyer placed a $2.7 million non-refundable deposit and the hotel was classified as held for sale based on our assessment of the criteria for a hotel to be classified as held for sale. The associated assets and liabilities of the hotel are recorded in assets held for sale and liabilities of assets held for sale on our consolidated balance sheets.

During the year ended December 31, 2024, we recorded additional impairment losses of $1.6 million related to the write-off of construction in progress that was determined not to be recoverable. During the year ended December 31, 2023, we recorded an impairment loss of $0.9 million related to the write-off of construction in progress that was determined not to be recoverable. During the year ended December 31, 2022, we recorded impairment losses of $2.8 million on the right-to-manage intangible asset related to the rental management agreements at Tranquility Bay Beachfront Resort upon our acquisition of four third-party owned units.

4. Hotel Acquisitions

Acquisitions

2023 Acquisition

On August 1, 2023, we acquired the 117-room Chico Hot Springs Resort and an adjacent ranch located in Pray, Montana for $31.9 million, including prorations and transaction costs. The acquisition was funded with corporate cash. On October 25, 2023, we acquired the Chico Day Spa adjacent to the hotel for $0.8 million, including prorations and transaction costs.

2024 Acquisition

On November 12, 2024, we acquired the 245-room the AC Hotel Minneapolis Downtown located in Minneapolis, Minnesota for $30.5 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate as of December 31, 2024	Maturity Date	2024	2023
Courtyard New York Manhattan / Midtown East mortgage loan	4.40%	August 2024	—	74,346
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	71,766	73,727
Hotel Clio mortgage loan	4.33%	July 2025	54,657	56,091
Westin Boston Seaport District mortgage loan	4.36%	November 2025	169,385	174,025
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (2)	January 2026 (3)	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (4)	—	—
Total debt			1,095,808	1,178,189
Unamortized debt issuance costs (5)			(514)	(1,184)
Debt, net of unamortized debt issuance costs			$1,095,294	$1,177,005
Weighted-Average Interest Rate (6)	5.21%
_____________
(1)Interest rate as of December 31, 2024 was 5.38%, which includes the effect of interest rate swaps.
(2)Interest rate as of December 31, 2024 was 5.79%.
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
(6)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

As of December 31, 2024, the aggregate debt maturities for our mortgage debt and unsecured term loans, assuming all extension options available in our debt agreements are exercised, are as follows (in thousands):

2025	$295,808
2026	300,000
2027	—
2028	500,000
2029	—
Thereafter	—
$1,095,808

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the pledged assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of December 31, 2024, three of our 37 hotel properties were secured by mortgage debt. On August 6, 2024, we paid off $73.3 million outstanding on the Courtyard New York Manhattan/Midtown East mortgage loan using cash on hand. We have three mortgage loans that mature in the next twelve months. We are actively pursuing a financing transaction the proceeds of which will be used to repay the three mortgage loans that mature in 2025. In the case that we are unsuccessful with obtaining this new financing, we may repay such mortgage loans using cash on hand and our senior unsecured revolving credit facility.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. As of December 31, 2023 and 2024, all cash traps had been released.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loans consist of a $500 million term loan that matures on January 3, 2028, and a $300 million term loan that matures January 3, 2026. In September 2024, we exercised our option to extend the maturity of the $300 million term loan from January 3, 2025 to January 3, 2026. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted-SOFR, as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants are as follows:

		Actual at
	Covenant	December 31, 2024
Maximum leverage ratio (1)	60%	26.5%
Minimum fixed charge coverage ratio (2)	1.50x	3.05x
Secured recourse indebtedness	Less than 45% of Total Asset Value	8.5%
Unencumbered leverage ratio	60.0%	27.4%
Unencumbered implied debt service coverage ratio	1.20x	2.75x
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

The components of the Company's interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Mortgage debt interest	$14,753	$16,436	$23,276
Unsecured term loan interest	47,232	43,294	21,153
Credit facility interest and unused fees	1,253	1,256	5,279
Amortization of debt issuance costs	1,967	2,053	2,489
Interest rate swap mark-to-market	—	2,033	(13,914)
Finance lease expense(1)	311	$—	$—
	$65,516	$65,072	$38,283
_____________
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

6. Derivatives

As of December 31, 2024 and 2023, the Company had the following derivatives (in thousands):

							Fair Value of Assets
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2024	December 31, 2023
$300M Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	$—	$1,660
$300M Senior unsecured term loans	Swap (1)	1.63%	SOFR	November 28, 2022	July 25, 2024	$87,500	—	1,658
$500M Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	1,328	554
$500M Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	747	449
$500M Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	757	—
$500M Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	758	—
$500M Senior unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	456	—
$500M Senior unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	628	—
							$4,674	$4,321
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
The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial statements (in thousands):

		Year Ended December 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2024	2023	2022
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$353	$(2,634)	$—
Interest income for derivatives that were designated as cash flow hedges	Interest expense	$6,629	$7,688	$—
Interest income (expense) for derivatives that were not designated as cash flow hedges	Interest expense	$—	$(469)	$13,486

During the next twelve months, the Company estimates that $2.5 million will be reclassified from other comprehensive income as a reduction to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,095,294	$1,092,443	$1,177,005	$1,167,638
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

8. Leases

Seven of our hotel ground leases and one parking lot area are classified as operating leases, for which we have recorded right-of-use assets and lease liabilities. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. The components of operating lease expense are included in other property-level expenses in our consolidated statements of operations and comprehensive income.

In October 2024, we executed an extension of the ground lease underlying the Courtyard New York Manhattan/Fifth Avenue to add a second renewal option for an additional 36 years. Based on the modification of the lease terms, the ground lease is now classified as a finance lease. We remeasured the right-of-use asset and lease liability based on the present value of the future lease payments over the updated lease term. Costs related to the finance lease are included in interest expense and other property-level expenses within the consolidated statements of operations and comprehensive income.

The following table sets forth the lease-related assets and liabilities in our consolidated balance sheet as of December 31, 2024 and 2023 (in thousands):

	Location in Consolidated Balance Sheets	Year Ended December 31,
		2024	2023
Assets
Operating lease assets, net	Right-of-use assets	$89,931	$97,692
Finance lease assets, net	Prepaid and other assets	8,179	—
Total lease assets		$98,110	$97,692

Liabilities
Operating lease liabilities	Lease liabilities	$85,235	$112,866
Finance lease liabilities	Accounts payable and accrued expenses	31,632	—
Total lease liabilities		$116,867	$112,866

Weighted-average remaining lease term
Operating leases		63 years
Finance leases		97 years

Weighted-average discount rate
Operating leases		5.77%
Finance leases		5.91%

The following table sets forth the lease costs related to the operating and finance leases included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2024, 2023, and 2022 (in thousands):

	Location in Statements of Operations and Comprehensive Income	Year Ended December 31,
		2024	2023	2022
Operating lease cost	Other property-level expenses	$10,889	$11,106	11,255
Finance lease costs:
Amortization of lease assets	Other property-level expenses	14	—	—
Interest on lease liabilities	Interest expense	122	—	—
Total lease costs		$11,025	$11,106	$11,255

The following table sets forth supplemental cash flow information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,950	$3,995
Variable lease payments	$1,972	$1,687
Cash paid for amounts included in the measurement of finance lease liabilities	$189	$—

Future minimum lease payments included in the consolidated balance sheets are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Lease
2025	$3,073	$1,133
2026	3,571	1,133
2027	3,534	1,204
2028	3,604	1,416
2029	3,678	1,416
Thereafter	593,357	404,379
Total lease payments	610,817	410,681
Less imputed interest	(525,582)	(379,049)
Total lease liabilities	$85,235	$31,632

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel as of December 31, 2024:

•The Embassy Suites by Hilton Bethesda is subject to a ground lease that runs until 2087. There are no renewal options.

•The Courtyard New York Manhattan/Fifth Avenue is subject to a ground lease that runs until 2121, inclusive of two renewal options for 49 and 36 years, respectively. Our ability to exercise the second renewal option is contingent on the Company spending no less than $7.0 million on capital improvements by the end of 2026 (the “Capital Improvement Plan”). Assuming that we meet the Capital Improvement Plan and exercise all renewal options, the ground lease would expire in October 2121.

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

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Embassy Suites by Hilton Bethesda	Through 4/2087	$1,077,381 (2)
Courtyard New York Manhattan/Fifth Avenue (3)	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2087	$4,321,336
	10/2087 - 9/2097	$5,401,670
	10/2097 - 9/2107	$6,752,088
	10/2107 - 9/2117	$8,440,110
	10/2117 - 9/2121	$10,550,138
Salt Lake City Marriott (Ground lease for hotel)	Through 12/2106	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott (Ground lease for extension)	1/2018 - 12/2056	$15,203 (4)
Westin Boston Seaport District (5) (Base rent)	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Seaport District (Percentage rent)	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
Hotel Clio	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (6)	$60,000
Orchards Inn Sedona	7/2018 - 12/2070	$150,993 (7)
Hotel Palomar Phoenix (Base Rent)	4/2022 - 3/2085	$37,253 (8)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (9)	1/2022 - 6/2033	$312,000
	7/2033 - 6/2043	$234,000
	7/2043 - 6/2053	$156,000
	7/2053 - 6/2063	$78,000
	7/2063 - 3/2085	$—
Cavallo Point (Base Rent)	1/2019 - 12/2066	$140,531 (10)
Cavallo Point (11) (Percentage Rent)	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (12) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold
Bourbon Orleans Hotel parking sublease	Through 7/2069	$36,000 (13)
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2024. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the years ended December 31, 2024 and 2023.

(4)	Represents rent for the year ended December 31, 2024. Rent increases annually based on the greater of 2% or a Consumer Price Index calculation.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(7)	Represents rent for the year ended December 31, 2024. Rent increases annually in June based on a Consumer Price Index calculation.

(8)	Represents rent for the year ended March 31, 2024. Rent increases annually each April by 2.5%.

(9)	As the lessee of a government property, the hotel is subject to a Government Property Lease Excise Tax under Arizona state statute.

(10)
Represents rent for the year ending December 31, 2024. Base rent resets every five years based on the average of the previous three years of adjusted gross revenues, as defined in the ground lease, multiplied by 75%. The next base rent reset will be January 2029.

(11)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(12)	Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $42 million plus an annual increase based on a Consumer Price Index calculation.

(13)	Represents rent for the year ending December 31, 2024. Annual rent increases by $6,000 every five years. The next rent increase will be January 2027.

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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “Current ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. Prior to the establishment of the Current ATM Program, we had a $200.0 million ATM program (the “Prior ATM Program”), which is no longer active. No shares were sold under either the Prior ATM Program or the Current ATM Program during the years ended December 31, 2024 and 2023.

In May 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a new share repurchase program, which replaced our prior share repurchase program that was authorized in September 2022. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The new share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The new share repurchase program will expire on May 1, 2026. During the year ended December 31, 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for an aggregate purchase price of $26.0 million. During the year ended December 31, 2023, we repurchased 318,454 shares of common stock at an average price of $7.60 per share for a total purchase price of $2.4 million. As of February 28, 2025, we have $174.0 million of authorized capacity remaining under the share repurchase program.

Preferred Shares

We are authorized to issue up to 10 million shares of preferred stock, $0.01 par value per share. Our board of directors is required to set for each class or series of preferred stock the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption.

As of December 31, 2024 and 2023, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemed Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

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

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2024 Plan for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 10 for additional disclosures related to LTIP units.

There were 994,653 and 723,166 common OP units held by unaffiliated third parties and current and former executive officers of the Company as of December 31, 2024 and 2023, respectively. There were 140,127 and 314,137 LTIP units outstanding as of December 31, 2024 and 2023, respectively. All vested LTIP units have reached economic parity with common OP units and have been converted into common OP units.

Dividends and Distributions

We have declared the following dividends to holders of our common stock and distributions to holders of common OP units and LTIP units for the years ended December 31, 2024 and 2023, and through the date of this report::

Payment Date	Record Date	Dividend per Share/Unit
April 12, 2023	March 31, 2023	$0.03
July 12, 2023	June 30, 2023	$0.03
October 12, 2023	September 29, 2023	$0.03
January 11, 2024	December 29, 2023	$0.03
April 12, 2024	March 29, 2024	$0.03
July 12, 2024	June 28, 2024	$0.03
October 11, 2024	September 30, 2024	$0.03
January 14, 2025	December 31, 2024	$0.23

We have declared the following dividends to holders of our Series A Preferred Stock for the years ended December 31, 2024 and 2023, and through the date of this report:

Payment Date	Record Date	Dividend per Share
March 31, 2023	March 17, 2023	$0.515625
June 30, 2023	June 20, 2023	$0.515625
September 29, 2023	September 18, 2023	$0.515625
December 29, 2023	December 18, 2023	$0.515625
March 29, 2024	March 18, 2024	$0.515625
June 28, 2024	June 18, 2024	$0.515625
September 30, 2024	September 20, 2024	$0.515625
December 31, 2024	December 20, 2024	$0.515625

10. Equity Incentive Plan

On February 27, 2024, our board of directors adopted the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan was approved by our stockholders on May 1, 2024. The 2024 Plan replaces the 2016 Equity Incentive Plan (as amended, the “2016 Plan”) and share grants will no longer be made under the 2016 Plan; however, shares underlying awards already granted under the 2016 Plan will still be issued under the 2016 Plan if the awards vest. Under the 2024 Plan, we are authorized to issue up to 7,900,000 shares of our common stock, of which we have issued or committed to issue 1,076,916 shares as of December 31, 2024. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than be exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2022 to December 31, 2024 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	1,443,295	$9.46
Granted	438,070	9.55
Forfeited	(250,261)	9.43
Vested	(274,167)	9.56
Unvested balance at December 31, 2022	1,356,937	9.47
Granted	247,762	8.94
Forfeited	(21,184)	9.13
Vested	(382,822)	9.60
Unvested balance at December 31, 2023	1,200,693	9.33
Granted	361,920	8.66
Vested	(941,018)	9.35
Unvested balance at December 31, 2024	621,595	$8.90

The total unvested restricted stock awards as of December 31, 2024 are expected to vest as follows: 253,430 during 2025, 244,845 during 2026, 114,089 during 2027, 7,970 during 2028, and 1,261 during 2029. As of December 31, 2024, the unrecognized compensation cost related to restricted stock awards was $3.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 23 months. For the years ended December 31, 2024, 2023, and 2022, we recorded $5.1 million, $4.2 million and $4.3 million, respectively, of compensation expense net of forfeitures related to restricted stock awards. The compensation expense recorded for the year ended December 31, 2024 included $2.0 million of accelerated compensation expense related to restricted stock awards for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. The compensation expense recorded for the year ended December 31, 2022 includes the reversal of $0.2 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer, as well as certain other employees.

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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72

A summary of our PSUs from January 1, 2022 to December 31, 2024 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	969,240	$9.45
Granted	407,570	9.66
Additional units from dividends	3,600	7.89
Vested (1)	(269,224)	10.14
Forfeited	(160,533)	9.34
Unvested balance at December 31, 2022	950,653	9.35
Granted	363,523	9.08
Additional units from dividends	17,886	8.35
Vested (2)	(299,766)	9.01
Unvested balance at December 31, 2023	1,032,296	9.34
Granted	364,799	8.36
Additional units from dividends	13,340	8.93
Vested (3)	(301,861)	9.32
Unvested balance at December 31, 2024	1,108,574	$9.02
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2022 was equal to 105.71% of the PSU Target Award.
(2)The number of shares of common stock earned for the PSUs vested in 2023 was equal to 103.36% of the PSU Target Award.
(3)The number of shares of common stock earned for the PSUs vested in 2024 was equal to 95.56% of the PSU Target Award.

The remaining unvested PSUs expected to vest are as follows: 332,534 during 2025, 372,513 in 2026 and 403,527 during 2027. As of December 31, 2024, the unrecognized compensation cost related to the PSUs was $2.8 million and is expected to be recognized on a straight-line basis over a period of 25 months. For the years ended December 31, 2024, 2023, and 2022, we recorded approximately $4.2 million, $3.0 million, and $2.3 million, respectively, of compensation expense net of forfeitures related to the PSUs. The compensation expense recorded for the year ended December 31, 2024 included $1.8 million of accelerated compensation expense related to PSUs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. The compensation expense recorded for the year ended December 31, 2022 includes the reversal of $0.5 million of previously recognized compensation expense in connection with the resignation of our former Executive Vice President, Asset Management and Chief Operating Officer.

LTIP Units

A summary of our LTIP units from January 1, 2022 to December 31, 2024 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2022	135,388	$10.22
Granted	71,084	9.32
Vested (1)	(108,422)	10.38
Unvested balance at December 31, 2022	98,050	9.39
Granted	257,270	8.94
Vested (1)	(41,183)	9.49
Unvested balance at December 31, 2023	314,137	9.01
Granted	97,477	8.72
Vested (1)	(271,487)	8.94
Unvested balance at December 31, 2024	140,127	$9.85
______________________
(1)As of December 31, 2024, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 46,709 during 2025, 2026, and 2027. As of December 31, 2024, the unrecognized compensation cost related to LTIP unit awards was $1.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 28 months. For the years ended December 31, 2024, 2023, and 2022, we recorded $2.0 million, $0.8 million, and $0.5 million, respectively, of compensation expense related to LTIP unit awards. The compensation expense recorded for the year ended December 31, 2024 included $1.2 million of accelerated compensation expense related to LTIPs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.

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

The following characterizes distributions paid to holders of common stock and Series A Preferred Stock on a tax basis for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Common Stock
Ordinary non-qualified income	$0.320000	$0.120000	$0.044543
Qualified dividends	—	—	0.045457
	$0.320000	$0.120000	$0.090000
Series A Preferred Stock
Ordinary non-qualified income	$2.062500	$2.062500	$1.020772
Qualified dividends	—	—	1.041728
	$2.062500	$2.062500	$2.062500

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current - Federal	$279	$(84)	$901
State	1,711	1,376	2,487
Total current	1,990	1,292	3,388
Deferred - Federal	(253)	492	1,090
State	6	(486)	2,044
Change in valuation allowance	(202)	(981)	(3,915)
Total deferred	(449)	(975)	(781)
Income tax provision	$1,541	$317	$2,607

A reconciliation of the statutory federal tax provision to our income tax provision is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statutory federal tax provision	$10,521	$18,226	$23,620
Tax impact of REIT election	(10,194)	(17,281)	(21,110)
State income tax provision, net of federal tax benefit	1,717	890	4,531
Change in valuation allowance	(202)	(981)	(3,915)
Permanent differences	(316)	(349)	(495)
Other	15	(188)	(24)
Income tax provision	$1,541	$317	$2,607

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

	2024	2023
Federal
Net operating loss carryforwards	$1,398	$2,585
Deferred income	1,952	2,049
Other	440	407
Depreciation and amortization	(570)	(2,074)
Less: Valuation allowance	(1,653)	(1,766)
Federal - Deferred tax assets, net	$1,567	$1,201

State
Net operating loss carryforwards	$8,525	$8,921
Deferred income	528	553
Alternative minimum tax credit carryforwards	231	231
Other	130	120
Depreciation and amortization	(154)	(559)
Less: Valuation allowance	(8,164)	(8,253)
State - Deferred tax assets, net	$1,096	$1,013

As of December 31, 2024, we had deferred tax assets of $9.9 million consisting of federal and state net operating loss carryforwards. The state loss carryforwards generally expire in 2032 through 2041 if not utilized by then; however, for certain states some loss carryforwards do not expire. The federal loss carryforwards do not expire.

We analyze our deferred tax assets for each jurisdiction and record a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets. As of December 31, 2024, we have a valuation allowance of $9.8 million on our deferred tax assets, which represents the amount of deferred tax assets that we believe is more likely than not to be realized. Our assessment included, among other considerations, the future reversals of existing taxable temporary differences and future taxable income that can be reasonably projected.

12. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted EPS (in thousands, except share and per-share data):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income attributable to common stockholders	$38,230	$76,523	$99,511
Denominator:
Weighted-average number of common shares outstanding—basic	210,286,342	211,518,826	212,423,873
Effect of dilutive securities:
Unvested restricted common stock	152,158	340,981	323,435
Shares related to unvested PSUs	801,670	444,310	441,679
Weighted-average number of common shares outstanding—diluted	211,240,170	212,304,117	213,188,987
Earnings per share:
Earnings per share available to common stockholders—basic	$0.18	$0.36	$0.47
Earnings per share available to common stockholders—diluted	$0.18	$0.36	$0.47

There were no unvested restricted common shares or PSUs excluded from the diluted weighted-average common shares outstanding for the year ended December 31, 2024, 2023, and 2022.

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income (loss) available to common stockholders.

13. Relationships with Managers and Franchisors

We are party to a hotel management agreement at each of our hotels. Under our hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is between 0.5% and 3.5% of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner's priority. We refer to this excess of operating profits over the owner's priority as “available cash flow.”

Our management agreements generally provide us with termination rights upon a manager's failure to meet certain financial performance criteria and manager's decision not to cure the failure by making a cure payment.

The following is a summary of management fees (in thousands):

	Year Ended December 31,
	2024	2023	2022
Base management fees	$23,357	$22,543	$20,630
Incentive management fees	5,781	4,444	4,790
Amortization of deferred income related to key money (1)	(400)	(400)	(392)
Amortization of unfavorable contract liabilities	(1,589)	(1,589)	(1,589)
Total management fees, net	$27,149	$24,998	$23,439
_____________________________
(1)Relates to key money received for Chicago Marriott Downtown Magnificent Mile, Westin Washington D.C. City Center and Henderson Beach Resort.

Four of our hotels earned incentive management fees for the year ended December 31, 2024. Five of our hotels earned incentive management fees for the year ended December 31, 2023. Eleven of our hotels earned incentive management fees for the year ended December 31, 2022.

Franchise Agreements

We are party to a franchise agreement at 20 of our hotels as of December 31, 2024. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross rooms revenue. Pursuant to these franchise agreements, we pay a royalty fee ranging between 3.5% and 7% of gross room sales, and, under certain agreements, between 2% and 3% of gross food and beverage sales.

The following is a summary of franchise fees for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Franchise fees	$39,755	$35,769	$32,714
Amortization of deferred income related to key money (1)	(31)	(31)	(31)
Total franchise fees, net	$39,724	$35,738	$32,683
_____________________________
(1)Relates to key money received for Courtyard New York Manhattan/Fifth Avenue.

14. Segment Reporting

We have one reportable segment, hotel ownership, as discussed in Note 2. The hotel ownership segment is mostly comprised of upper upscale and luxury chain scale hotels that offer hotel rooms, food and beverage and other ancillary guest services. The Company’s chief operating decision maker (“CODM”) is the Executive Committee which includes: 1) the Chief Executive Officer, 2) President and Chief Operating Officer, 3) Executive Vice President, Chief Financial Officer & Treasurer, and 4) Senior Vice President, General Counsel & Corporate Secretary.

The CODM evaluates the hotel ownership segment primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“Hotel Adjusted EBITDA”). The CODM uses Hotel Adjusted EBITDA to evaluate the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis, in order to make informed decisions on how to allocate resources. Hotel Adjusted EBITDA is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM’s analysis in making day-to-day operating decisions:

▪Non-cash lease expense and other amortization
▪Cumulative effect of a change in accounting principle
▪Gains or losses from early extinguishment of debt
▪Hotel acquisition costs
▪Severance costs
▪Hotel manager transition items
▪Hotel pre-opening costs
▪Impairment losses, gains or losses on asset sales and casualty gains or losses; and
▪Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Hotel ownership revenue	$1,129,883	$1,074,867	$1,001,503
Total consolidated revenue	1,129,883	1,074,867	1,001,503

Significant expenses:
Rooms expense	186,131	176,765	163,062
Food and beverage expense	193,331	180,546	163,622
Other departmental and support expenses	268,563	261,536	233,691
Management fees	28,739	26,587	25,029
Franchise fees	39,724	35,738	32,683
Property taxes	54,195	48,586	33,243
Total significant expenses	770,683	729,758	651,330

Other segment expenses:
Other hotel expenses(1)	40,586	43,953	38,068

Hotel adjusted EBITDA:	318,614	301,156	312,105

Non-cash lease expense and other amortization	5,970	6,156	6,226
Hotel pre-opening and manager transition items	1,006	1,246	1,164
Impairment losses	34,169	941	2,843
Depreciation and amortization	113,588	111,302	108,849
Corporate expenses	32,549	32,048	31,790
Interest expense	65,516	65,072	38,283
Interest income	(4,013)	(2,442)	(1,029)
Loss on early extinguishment of debt	—	—	9,766
Severance costs	20,362	—	(532)
Other (income) expense, net	(324)	(119)	2,433
Income tax expense	1,541	317	2,607
Consolidated net income:	$48,250	$86,635	$109,705
_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	Year Ended December 31,
	2024	2023
Hotel ownership	$3,063,835	$3,118,140
All other	108,416	120,547
Total assets	$3,172,251	$3,238,687

Total capital expenditures related to our hotel ownership segment were $81.6 million, $86.3 million and $67.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

15. Commitments and Contingencies

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

16. Subsequent Events

On February 19, 2025, we sold the Westin Washington D.C. City Center to an unaffiliated third party for $92.0 million.

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2024 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
AC Hotel Minneapolis Downtown	—	4,141	24,549	—	4,141	24,549	28,690	(103)	28,587	2024	10 - 40 Years
Atlanta Marriott Alpharetta	$—	$3,623	$33,503	$6,071	$3,623	$39,574	$43,197	$(17,896)	$25,301	2005	10 - 40 Years
Bourbon Orleans Hotel		20,644	60,969	4,680	20,645	65,648	86,293	(5,459)	80,834	2021	10 - 40 Years
Cavallo Point, The Lodge at Golden Gate		—	123,100	9,870	—	132,970	132,970	(27,131)	105,839	2018	10 - 40 Years
Chicago Marriott Downtown, Magnificent Mile	—	36,900	347,921	99,974	36,900	447,895	484,795	(188,562)	296,233	2006	10 - 40 Years
Chico Hot Springs Resort & Day Spa	—	11,291	20,595	1,245	11,291	21,840	33,131	(1,563)	31,568	2023	10 - 20 Years
Embassy Suites by Hilton Bethesda	—	—	45,656	10,683	—	56,339	56,339	(25,260)	31,079	2004	10 - 40 Years
The Gwen Hotel	—	31,650	76,961	25,374	31,650	102,335	133,985	(40,394)	93,591	2006	10 - 40 Years
Courtyard Denver Downtown	—	9,400	36,180	6,806	9,400	42,986	52,386	(14,482)	37,904	2011	10 - 40 Years
Courtyard New York Manhattan/Fifth Avenue	—	—	34,685	10,008	—	44,693	44,693	(20,041)	24,652	2004	10 - 40 Years
Courtyard New York Manhattan/Midtown East	—	16,500	54,812	11,338	16,500	66,150	82,650	(29,958)	52,692	2004	10 - 40 Years
Havana Cabana Key West	—	32,888	13,371	7,268	32,888	20,639	53,527	(4,359)	49,168	2014	10 - 40 Years
Henderson Beach Resort		10,118	93,176	5,466	10,645	98,115	108,760	(7,599)	101,161	2021	10 - 40 Years
Henderson Park Inn		8,395	17,462	2,221	8,539	19,539	28,078	(1,906)	26,172	2021	10 - 40 Years
Hotel Champlain Burlington	—	9,197	40,644	17,927	9,197	58,571	67,768	(14,607)	53,161	2012	10 - 40 Years
Hilton Garden Inn New York/Times Square Central	—	60,300	88,896	2,538	60,300	91,434	151,734	(23,602)	128,132	2014	10 - 40 Years
Hotel Clio	(54,657)	9,200	63,183	15,576	9,200	78,759	87,959	(23,671)	64,288	2011	10 - 40 Years
Hotel Emblem San Francisco	—	7,856	21,085	9,081	7,856	30,166	38,022	(7,759)	30,263	2012	10 - 40 Years
Hotel Palomar Phoenix	—	—	59,703	3,139	—	62,842	62,842	(10,465)	52,377	2018	10 - 40 Years
The Hythe Vail	—	5,800	52,463	38,342	5,800	90,805	96,605	(31,834)	64,771	2005	10 - 40 Years
Kimpton Shorebreak Fort Lauderdale Beach Resort	—	3,436	29,206	1,309	3,436	30,515	33,951	(2,137)	31,814	2022	10 - 40 Years
Kimpton Shorebreak Huntington Beach Resort	—	19,908	37,525	5,446	20,423	42,456	62,879	(10,516)	52,363	2015	10 - 40 Years
Margaritaville Beach House Key West	—	49,592	42,958	18,980	49,592	61,938	111,530	(12,870)	98,660	2015	10 - 40 Years
Lake Austin Spa Resort	—	25,089	43,879	804	25,089	44,683	69,772	(2,850)	66,922	2022	10 - 40 Years
The Landing Lake Tahoe Resort & Spa	—	14,816	24,351	2,623	14,816	26,974	41,790	(4,634)	37,156	2018	10 - 40 Years
L'Auberge de Sedona	—	39,384	22,204	10,120	39,384	32,324	71,708	(5,670)	66,038	2017	10 - 40 Years
Orchards Inn Sedona	—	9,726	10,180	924	9,726	11,104	20,830	(2,290)	18,540	2017	10 - 40 Years
Salt Lake City Marriott Downtown at City Creek	—	—	45,815	21,687	—	67,502	67,502	(26,811)	40,691	2004	10 - 40 Years
The Dagny Boston	—	23,262	128,628	43,467	23,262	172,095	195,357	(45,775)	149,582	2012	10 - 40 Years
The Lindy Renaissance Charleston Hotel	—	5,900	32,511	11,099	5,900	43,610	49,510	(13,857)	35,653	2010	10 - 40 Years
The Lodge at Sonoma Resort	—	3,951	22,720	17,383	3,951	40,103	44,054	(13,124)	30,930	2004	10 - 40 Years
Tranquility Bay Beachfront Resort	—	1,865	19,357	256	1,865	19,613	21,478	(1,520)	19,958	2022	10 - 40 Years

Westin Boston Seaport District	(169,385)	—	273,696	39,009	—	312,705	312,705	(134,847)	177,858	2007	10 - 40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	18,723	54,293	101,950	156,243	(24,360)	131,883	2014	10 - 40 Years
Westin San Diego Bayview	—	22,902	95,617	21,693	22,902	117,310	140,212	(34,008)	106,204	2012	10 - 40 Years
Westin Washington D.C City Center	—	24,579	122,229	(146,808)	17,699	102,754	120,453	(31,624)	88,829	2012	10 - 40 Years
Worthington Renaissance Fort Worth Hotel	(71,766)	15,500	63,428	32,612	17,172	94,368	111,540	(36,423)	75,117	2005	10 - 40 Years
Total	$(295,808)	$592,106	$2,406,445	$507,387	$588,085	$2,917,853	$3,505,938	$(899,967)	$2,605,971

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Balance at December 31, 2021	$3,221,818
Additions:
Acquisitions	122,832
Capital expenditures	39,859
Balance at December 31, 2022	3,384,509
Additions:
Acquisitions	31,886
Capital expenditures	60,931
Balance at December 31, 2023	3,477,326
Additions:
Acquisitions	28,690
Capital expenditures	50,846
Deductions:
Impairment losses	(43,920)
Dispositions and other	(7,004)
Balance at December 31, 2024	$3,505,938

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

Balance at December 31, 2021	$693,306
Depreciation and amortization	75,328
Balance at December 31, 2022	768,634
Depreciation and amortization	72,666
Balance at December 31, 2023	841,300
Depreciation and amortization	77,018
Impairment losses	(11,347)
Dispositions and other	(7,004)
Balance at December 31, 2024	$899,967

C) The aggregate cost of properties for U.S. Federal income tax purposes (in thousands) is approximately $3,443,554 as of December 31, 2024.