Form 10-Q
period 2025-03-31
DiamondRock Hospitality Co
filed 2025-05-02
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 206,311,246 shares of its $0.01 par value common stock outstanding as of May 1, 2025.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Property and equipment, net	$2,625,136	$2,631,221
Assets held for sale	—	93,400
Right-of-use assets	89,707	89,931
Restricted cash	49,638	47,408
Due from hotel managers	160,991	145,947
Prepaid and other assets	75,504	82,963
Cash and cash equivalents	100,621	81,381
Total assets	$3,101,597	$3,172,251
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,092,941	1,095,294
Lease liabilities	85,674	85,235
Due to hotel managers	123,724	121,734
Liabilities of assets held for sale	—	3,352
Deferred rent	74,584	73,535
Unfavorable contract liabilities, net	57,793	58,208
Accounts payable and accrued expenses	68,250	79,201
Distributions declared and unpaid	17,334	49,034
Deferred income related to key money, net	7,645	7,726
Total liabilities	1,527,945	1,573,319
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 206,972,935 and 207,592,210 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,069	2,076
Additional paid-in capital	2,253,718	2,268,521
Accumulated other comprehensive loss	(4,511)	(1,360)
Distributions in excess of earnings	(686,428)	(679,050)
Total stockholders’ equity	1,564,896	1,590,235
Noncontrolling interests	8,756	8,697
Total equity	1,573,652	1,598,932
Total liabilities and equity	$3,101,597	$3,172,251

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2025	2024
Revenues:
Rooms	$163,118	$163,507
Food and beverage	66,841	68,381
Other	24,894	24,535
Total revenues	254,853	256,423
Operating Expenses:
Rooms	43,843	43,968
Food and beverage	46,417	47,239
Other departmental and support expenses	65,286	64,600
Management fees	5,018	5,310
Franchise fees	9,048	9,026
Other property-level expenses	24,899	26,618
Depreciation and amortization	27,892	28,313
Corporate expenses	7,683	8,904
Total operating expenses	230,086	233,978
Interest expense	15,158	16,246
Interest (income) and other (income) expense, net	(1,464)	(1,069)
Total other expenses, net	13,694	15,177
Income before income taxes	11,073	7,268
Income tax benefit	842	1,090
Net income	11,915	8,358
Less: Net income attributable to noncontrolling interests	(58)	(30)
Net income attributable to the Company	11,857	8,328
Distributions to preferred stockholders	(2,454)	(2,454)
Net income attributable to common stockholders	$9,403	$5,874

Earnings per share:
Earnings per share available to common stockholders—basic	$0.05	$0.03
Earnings per share available to common stockholders—diluted	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2025	2024
Comprehensive Income:
Net income	$11,915	$8,358
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative instruments	(2,548)	960
Unrealized gain on Rabbi Trust assets	54	299
Amounts reclassified from other comprehensive income	(673)	—
Comprehensive income	8,748	9,617
Comprehensive income attributable to noncontrolling interests	(42)	(34)
Comprehensive income attributable to the Company	$8,706	$9,583

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	$(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	11,857	11,857	58	11,915
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,535)	—	(2,535)	(13)	(2,548)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	54	—	54	—	54
Amounts reclassified from other comprehensive income	—	—	—	—	—	(670)	—	(670)	(3)	(673)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,781)	(16,781)	(91)	(16,872)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)		(2,454)
Share-based compensation	—	—	1,379,495	14	1,180	—	—	1,194	108	1,302
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(585,127)	(6)	(4,882)	—	—	(4,888)	—	(4,888)
Common stock repurchased and retired	—	—	(1,413,643)	(15)	(11,101)	—	—	(11,116)	—	(11,116)
Balance at March 31, 2025	4,760,000	$48	206,972,935	$2,069	$2,253,718	$(4,511)	$(686,428)	$1,564,896	$8,756	$1,573,652

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	8,328	8,328	30	8,358
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	957	—	957	3	960
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	298	—	298	1	299
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,301)	(6,301)	(31)	(6,332)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	753,860	7	1,895	—	—	1,902	433	2,335
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(316,624)	(3)	(2,904)	—	—	(2,907)	—	(2,907)
Balance at March 31, 2024	4,760,000	$48	210,064,433	$2,100	$2,290,288	$(781)	$(649,757)	$1,641,898	$7,344	$1,649,242

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$11,915	$8,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,892	28,313
Corporate asset depreciation as corporate expenses	34	33
Non-cash lease expense and other amortization	1,299	1,518
Amortization of debt issuance costs	535	513
Amortization of deferred income related to key money	(96)	(108)
Share-based compensation	1,302	2,335
Changes in assets and liabilities:
Prepaid expenses and other assets	3,692	4,527
Due to/from hotel managers	(12,145)	(8,398)
Accounts payable and accrued expenses	(6,822)	(5,858)
Net cash provided by operating activities	27,606	31,233
Cash flows from investing activities:
Capital expenditures	(25,562)	(18,867)
Net proceeds from sale of hotel property	89,019	—
Net cash provided by (used in) in investing activities	63,457	(18,867)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(2,114)	(2,461)
Payment of financing costs	(450)	—
Distributions on common stock and units	(48,571)	(6,471)
Distributions on preferred stock	(2,454)	(2,454)
Repurchases of common stock	(11,116)	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(4,888)	(2,907)
Net cash used in financing activities	(69,593)	(14,293)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,470	(1,927)
Cash, cash equivalents, and restricted cash at beginning of period	128,789	167,171
Cash, cash equivalents, and restricted cash at end of period	$150,259	$165,244

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$14,460	$16,235
Cash (refunded) paid for income taxes, net	$(385)	$555
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$17,334	$6,186
Accrued capital expenditures	$1,514	$9,259

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$100,621	$81,381
Restricted cash	49,638	47,408
Total cash, cash equivalents and restricted cash	$150,259	$128,789

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of March 31, 2025, we owned 36 hotels with 9,595 guest rooms. Our hotels are concentrated in major urban markets and in destination resort locations and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of March 31, 2025. The remaining 0.5% of the common OP units are held by third parties and executive officers of the Company. See Note 8 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with U.S. GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and/or dispositions of hotel properties.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03 ("ASU 2024-03"), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, entities to disclose additional information with respect to their effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$570,386	$570,386
Land improvements	2,400	2,400
Buildings and site improvements	2,824,650	2,812,461
Furniture, fixtures and equipment	204,644	200,415
Construction in progress	30,127	24,969
	3,632,207	3,610,631
Less: accumulated depreciation	(1,007,071)	(979,410)
	$2,625,136	$2,631,221

As of March 31, 2025 and December 31, 2024, we had accrued capital expenditures of $1.5 million and $5.4 million, respectively.

4. Hotel Dispositions

On February 19, 2025, we sold the Westin Washington, D.C. City Center to an unaffiliated third party for $92.0 million. During the fourth quarter of 2024, we evaluated the recoverability of the carrying amount of the Westin Washington, D.C. City Center as a result of our assessment that it was more likely than not that the hotel would be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $32.6 million during the fourth quarter of 2024 to adjust the hotel's carrying amount to its estimated fair value less cost to sell. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement. For the three months ended March 31, 2025, there were no incremental impairment losses. We received net proceeds of approximately $89.0 million from the transaction, which included credit for the hotel's working capital.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	$71,254	$71,766
Hotel Clio mortgage loan	4.33%	July 2025	54,279	54,657
Westin Boston Seaport District mortgage loan	4.36%	November 2025	168,161	169,385
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (2)	January 2026	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (3)	—	—
Total debt			1,093,694	1,095,808
Unamortized debt issuance costs (4)			(753)	(514)
Debt, net of unamortized debt issuance costs			$1,092,941	$1,095,294
Weighted-Average Interest Rate (5)	5.08%
_______________________
(1)Interest rate as of March 31, 2025 was 5.12%, which includes the effect of interest rate swaps.
(2)Interest rate as of March 31, 2025 was 5.76%.
(3)Maturity date may be extended for an additional year upon the payment of applicable fees and the satisfaction of certain customary conditions.
(4)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheets.
(5)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. As of March 31, 2025, three of our 36 hotels were secured by mortgage debt with the three mortgage loans maturing in the next 12 months. Our first mortgage loan maturity is on May 6, 2025, and we intend to repay that mortgage loan using cash on hand. We are actively pursuing a financing transaction, the proceeds of which we plan to use to repay the remaining mortgage loans that mature in 2025. If we are unsuccessful in obtaining this new financing, we may repay the mortgage loans using a combination of cash on hand and proceeds from our senior unsecured revolving credit facility.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender the right to accelerate repayment of the underlying debt. We had no cash traps in effect as of March 31, 2025 and December 31, 2024.

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

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Agreement contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	March 31, 2025
Maximum leverage ratio (1)	60%	26.0%
Minimum fixed charge coverage ratio (2)	1.50x	3.12x
Secured recourse indebtedness	Less than 45% of Total Asset Value	8.6%
Maximum unencumbered leverage ratio	60%	28.4%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.67x
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

The components of the Company's interest expense consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Unsecured term loan interest	$10,762	$11,387
Mortgage debt interest	3,092	4,034
Credit facility interest and unused fees	308	312
Amortization of debt issuance costs	535	513
Finance lease expense(1)	461	—
	$15,158	$16,246
_____________
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

6. Derivatives

We have the following derivatives (dollars in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2025	December 31, 2024
$500M Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	487	1,328
$500M Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	271	747
$500M Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	330	757
$500M Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	331	758
$500M Senior unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	274	456
$500M Senior unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	434	628
							$2,127	$4,674

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended March 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2025	2024
Loss (gain) recognized in other comprehensive income	Unrealized loss (gain) on interest rate derivative instruments	$2,548	$(960)
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(821)	$(2,357)

During the next 12 months, we estimate that $1.8 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,092,941	$1,091,988	$1,095,294	$1,092,443
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

8. Equity

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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three months ended March 31, 2025.

Our board of directors has authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the three months ended March 31, 2025, we repurchased 1,413,643 shares of common stock at an average price of $7.85 per share for a total purchase price of $11.1 million under this program. During the year ended December 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million under this program. Subsequent to March 31, 2025, we repurchased 661,689 shares of common stock at an average price of $7.26 per share for a total purchase price of $4.8 million under this program. As of May 1, 2025, we have $158.1 million of authorized capacity remaining under the share repurchase program.

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

As of March 31, 2025 and December 31, 2024, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of March 31, 2025, there were 421,244 common OP units still outstanding; the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

Long-Term Incentive Partnership units (“LTIP units”), which are also referred to as profits interest units, may be issued to eligible participants under the 2024 Equity Incentive Plan for the performance of services to or for the benefit of our operating partnership. LTIP units are a class of partnership unit in our operating partnership and will receive, whether vested or not, the same per-unit distributions as the outstanding common OP units, which equal per-share dividends on shares of our common stock. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss), and do not have full parity with common OP units with respect to liquidating distributions. If such parity is reached, vested LTIP units are converted into an equal number of common OP units, and thereafter will possess all of the rights and interests of common OP units, including the right to exchange the common OP units for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. See Note 9 for additional disclosures related to LTIP units.

There were 1,027,145 and 994,653 common OP units held by unaffiliated third parties and executive officers of the Company as of March 31, 2025 and December 31, 2024, respectively. There were 107,635 and 140,127 unvested LTIP units outstanding as of March 31, 2025 and December 31, 2024, respectively.

Dividends and Distributions

We have paid the following dividends to holders of our common stock during 2025 as follows:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08

We have paid the following dividends to holders of our Series A Preferred Stock during 2025 as follows:

Payment Date	Record Date	Dividend per Share
March 28, 2025	March 20, 2025	$0.515625

9. Equity Incentive Plans

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the "2024 Plan"), of which we have issued or committed to issue 2,449,628 shares as of March 31, 2025. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2025 to March 31, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	621,595	$8.90
Granted	464,765	8.23
Vested	(249,994)	9.27
Unvested balance at March 31, 2025	836,366	$8.50

The total unvested restricted stock awards as of March 31, 2025 are expected to vest as follows: 7,986 during 2025, 396,748 during 2026, 267,484 during 2027, 162,887 during 2028, and 1,261 during 2029. As of March 31, 2025, the unrecognized compensation cost related to restricted stock awards was $6.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 29 months. We recorded $0.7 million and $1.0 million of compensation expense related to restricted stock awards for the three months ended March 31, 2025 and 2024, respectively.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that generally vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For PSUs granted in 2025, the actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 300% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 90th percentile of the total stockholder returns of the peer group. There are limitations on the number of PSUs earned if the Company's total stockholder return is negative for the performance period.

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The grant date fair value is determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of our PSUs included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs (1)
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	N/A
______________________
(1)There were no hotel market share PSUs granted in 2025.

A summary of our PSUs from January 1, 2025 to March 31, 2025 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	1,108,574	$9.02
Granted	607,533	10.16
Additional units from dividends	29,073	8.77
Vested (1)	(304,125)	9.64
Unvested balance at March 31, 2025	1,441,055	$9.36
______________________

(1)The number of shares of common stock earned for the PSUs vested in 2025 was equal to 99.29% of the PSU Target Award.

The total unvested PSUs as of March 31, 2025 are expected to vest as follows: 37,129 during 2025, 382,284 during 2026, 414,109 during 2027, and 607,533 during 2028. The number of shares earned upon vesting is subject to the attainment of the performance targets described above. As of March 31, 2025, the unrecognized compensation cost related to the PSUs was $7.7 million and is expected to be recognized on a straight-line basis over a weighted average period of 31 months. We recorded $0.5 million and $0.9 million of compensation expense related to the PSUs for the three months ended March 31, 2025 and 2024, respectively.

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
A summary of our LTIP units from January 1, 2025 to March 31, 2025 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	140,127	$9.85
Vested (1)	(32,492)	8.72
Unvested balance at March 31, 2025	107,635	$8.96
______________________
(1)As of March 31, 2025, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of March 31, 2025 are expected to vest as follows: 14,217 during 2025 and 46,709 during both 2026 and 2027. As of March 31, 2025, the unrecognized compensation cost related to LTIP unit awards was $0.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 25 months. We recorded $0.1 million and $0.4 million of compensation expense related to LTIP unit awards for the three months ended March 31, 2025 and 2024, respectively.

10. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to common stockholders (in thousands)	$9,403	$5,874
Denominator:
Weighted-average number of common shares outstanding—basic	208,509,552	211,669,343
Effect of dilutive securities:
Unvested restricted common stock	328,053	218,366
Shares related to unvested PSUs	1,508,465	454,758
Weighted-average number of common shares outstanding—diluted	210,346,070	212,342,467
Earnings per share:
Earnings per share available to common stockholders—basic	$0.05	$0.03
Earnings per share available to common stockholders—diluted	$0.04	$0.03

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the basic and diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income available to common stockholders.

11. Segment Reporting

    We have one reportable segment, which is hotel ownership. The hotel ownership segment is mostly comprised of upper upscale and luxury chain scale hotels that offer hotel rooms, food and beverage and other ancillary guest services. The Company’s chief operating decision maker (“CODM”) is the Executive Committee which includes: 1) the Chief Executive Officer, 2) the President and Chief Operating Officer, 3) the Executive Vice President, Chief Financial Officer & Treasurer, and 4) the Senior Vice President, General Counsel & Corporate Secretary.

The CODM evaluates the hotel ownership segment primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“Hotel Adjusted EBITDA”). The CODM uses Hotel Adjusted EBITDA to evaluate the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis, in order to make informed decisions on how to allocate resources. Hotel Adjusted EBITDA is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM’s analysis in making day-to-day operating decisions:

▪Non-cash lease expense and other amortization
▪Cumulative effect of a change in accounting principles
▪Gains or losses from early extinguishment of debt
▪Hotel acquisition costs
▪Severance costs
▪Hotel manager transition items
▪Hotel pre-opening costs
▪Impairment losses, gains or losses on asset sales and casualty gains or losses; and
▪Other items that we believe are not representative of our current or future operating performance.

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Hotel ownership revenue	$254,853	$256,423
Total consolidated revenue	254,853	256,423

Significant expenses:
Rooms expense	43,843	43,968
Food and beverage expense	46,417	47,239
Other departmental and support expenses	65,286	64,600
Management fees	5,415	5,708
Franchise fees	9,048	9,026
Property taxes	14,281	13,022
Total significant expenses	184,290	183,563

Other segment expenses:
Other hotel expenses(1)	8,899	11,446

Hotel adjusted EBITDA:	61,664	61,414

Non-cash lease expense and other amortization	1,299	1,518
Hotel pre-opening and manager transition items	23	234
Depreciation and amortization	27,892	28,313
Corporate expenses	7,683	8,904
Interest expense	15,158	16,246
Interest income	(781)	(1,050)
Other (income) expense, net	(683)	(19)
Income tax benefit	(842)	(1,090)
Consolidated net income:	$11,915	$8,358

_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	March 31, 2025	December 31, 2024
Hotel ownership	$2,986,278	$3,063,835
All other	115,319	108,416
Total assets	$3,101,597	$3,172,251

Total capital expenditures related to our hotel ownership segment were $25.6 million and $18.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

Commitments

In October 2024, we executed an extension of the ground lease underlying the Courtyard New York Manhattan/Fifth Avenue to add a second renewal option for an additional 36 years. Our ability to exercise the second renewal option is contingent on the Company spending no less than $7.0 million on capital improvements by the end of 2026 (the “Capital Improvement Plan”). Assuming that we satisfy the Capital Improvement Plan contingency and exercise all renewal options, the ground lease would expire in October 2121.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments or volatility in the economy, including, but not limited to elevated inflation and interest rates, job loss or growth trends, the imposition of trade sanctions or tariffs and any potential retaliatory responses thereto, an increase in unemployment or a decrease in corporate earnings and investment;
•increased competition in the lodging industry and from alternative lodging channels or third party internet intermediaries in the markets in which we own properties;
•failure to effectively execute our long-term business strategy and successfully identify and complete acquisitions and dispositions;
•risks and uncertainties affecting hotel management, operations and renovations (including, without limitation, elevated inflation, construction delays, increased construction costs, disruption in hotel operations, and the risks associated with our management and franchise agreements and our reliance on third-party managers);
•risks associated with the availability and terms of financing and the use of debt to fund acquisitions and renovations or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing;
•risks associated with our level of indebtedness and our ability to satisfy our obligations under our debt agreements;
•risks associated with the lodging industry overall, including, without limitation, decreases in the frequency of travel, decreases in the demand for, or frequency of, international travel as a result of evolving global trade dynamics or otherwise, and increases in operating costs;
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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of March 31, 2025, we owned a portfolio of 36 premium hotels and resorts that contain 9,595 guest rooms located in 26 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

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

We critically evaluate each of our hotels to ensure that we own a portfolio of hotels that conforms to our vision, supports our mission and corresponds with our strategy. On a regular basis, we analyze our portfolio to identify opportunities to invest capital in certain projects or market non-core assets for sale to increase our portfolio quality. We are committed to a conservative capital structure with prudent leverage. We regularly assess the availability and affordability of capital in order to maximize stockholder value and minimize enterprise risk. In addition, we are committed to following sound corporate governance practices and to being open and transparent in our communications with our stockholders.

Our Revenues and Expenses

Our revenue is primarily derived from hotel operations, including but not limited to, rooms revenue, food and beverage revenue and other operating revenue, which consists of parking, spa, resort fees, other guest services, and tenant leases.

Our operating costs and expenses consist of the costs to provide hotel services, including rooms expense, food and beverage expense, other departmental and support expenses, management and franchise fees, and other property-level expenses. Rooms expense includes housekeeping and front office wages and payroll taxes, room supplies, laundry services and other costs. Food and beverage expense includes the cost of food, beverages, and associated labor costs. Other departmental and support expenses include labor and other costs associated with the other operating department revenue, as well as labor and other costs associated with administrative departments, sales and marketing, information technology systems, repairs and maintenance and utility costs. Our hotels that are subject to franchise agreements are charged a royalty fee, plus additional fees for marketing, central reservation systems and other franchisor costs, in order for the hotel properties to operate under the respective brands. Franchise fees are based on a percentage of room revenue, and for certain hotels, additional franchise fees are charged for food and beverage revenue. We enter into management agreements with independent third-party management companies to operate our hotels. The management companies typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. Other property-level expenses include property taxes, insurance, ground lease expense, and other fixed costs.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the three months ended March 31, 2025 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage and RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, inflation, interest rates, tariffs, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage and RevPAR performance is dependent on the continued success of our hotels' global brands.

We also use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

Outlook

Like other companies in our industry, we are subject to changes in the macroeconomic, political, and regulatory environments, the potential impacts of recently proposed tariffs, and reductions in international travel to the United States. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations and cash flow, which are dependent on future developments, including as a result of those risk factors discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024.

Our Hotels

The following tables set forth certain operating information for the three months ended March 31, 2025 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2024 RevPAR (1)
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	42.9%	$199.47	$85.67	6.8%
Westin Boston Seaport District	Boston, Massachusetts	793	76.3%	235.21	179.45	4.7%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	69.3%	204.34	141.58	8.6%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	74.7%	212.06	158.44	8.3%
Westin San Diego Bayview	San Diego, California	436	76.5%	223.85	171.14	27.9%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	84.5%	330.69	279.44	(3.5)%
Westin Washington, D.C. City Center (2)	Washington, D.C.	410	45.4%	254.66	115.57	1.2%
The Dagny Boston	Boston, Massachusetts	403	77.9%	200.37	156.16	4.6%
The Hythe Vail	Vail, Colorado	344	75.8%	678.66	514.47	7.0%
Courtyard New York Manhattan/Midtown East	New York, New York	321	87.6%	250.75	219.67	(3.0)%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	64.9%	171.86	111.57	13.9%
The Gwen Hotel	Chicago, Illinois	311	67.0%	223.52	149.75	6.4%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	68.2%	200.21	136.49	(16.4)%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	55.5%	161.98	89.95	(3.8)%
Henderson Beach Resort	Destin, Florida	270	40.5%	286.91	116.32	(11.3)%
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	245	41.1%	128.32	52.76	(11.2)%
Hotel Champlain Burlington	Burlington, Vermont	258	57.5%	142.41	81.82	(1.4)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	76.8%	286.75	220.31	(2.0)%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	68.6%	302.03	207.24	3.4%
Hotel Clio	Denver, Colorado	199	70.0%	282.38	197.67	13.6%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	93.9%	224.94	211.19	14.0%
Margaritaville Beach House Key West	Key West, Florida	186	91.0%	480.85	437.79	(6.9)%
The Lodge at Sonoma Resort	Sonoma, California	182	60.8%	335.90	204.16	44.7%
Courtyard Denver Downtown	Denver, Colorado	177	70.9%	165.03	117.08	10.0%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	85.5%	331.14	283.02	2.2%
Kimpton Shorebreak Resort Huntington Beach Resort	Huntington Beach, California	157	73.6%	288.04	211.92	(5.9)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	51.5%	539.57	277.80	(1.2)%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	59.9%	205.92	123.36	(4.5)%
Havana Cabana Key West	Key West, Florida	106	92.9%	338.18	314.11	(10.1)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	78.9%	734.06	579.02	(5.2)%
Hotel Emblem San Francisco	San Francisco, California	96	56.0%	252.59	141.44	(5.4)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	86.5%	272.11	235.30	1.8%
L'Auberge de Sedona	Sedona, Arizona	88	73.2%	788.96	577.28	3.3%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	47.7%	324.87	155.00	(0.2)%
Orchards Inn Sedona (3)	Sedona, Arizona	70	—%	—	—	(100.0)%
Lake Austin Spa Resort	Austin, Texas	40	50.9%	1,014.82	516.15	(10.4)%
Henderson Park Inn	Destin, Florida	37	51.9%	422.11	219.17	(6.6)%
TOTAL/WEIGHTED AVERAGE		10,005	66.6%	$277.01	$184.60	2.0%
____________________
(1)The percentage change from 2024 RevPAR reflects the comparable period in 2024 to our 2025 ownership period for our 2024 acquisition and 2025 disposition.
(2)The hotel was sold on February 19, 2025.
(3)The hotel was closed for renovation during the three months ended March 31, 2025.

Results of Operations

At both March 31, 2025 and 2024, we owned 36 hotels. All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition or through their date of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2025 and 2024. The properties detailed in the table below are hereinafter referred to as “non-comparable properties” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	November 12, 2024

Property	Location	Disposition Date
Westin Washington, D.C. City Center	Washington, D.C.	February 19, 2025

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Revenue. Revenue consists primarily of the room, food and beverage and other operating revenues from our hotels, as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Rooms	$163,118	$163,507	$(389)	(0.2)%
Food and beverage	66,841	68,381	(1,540)	(2.3)%
Other	24,894	24,535	359	1.5%
Total revenues	$254,853	$256,423	$(1,570)	(0.6)%

Our total revenues decreased $1.6 million from the three months ended March 31, 2024 to the three months ended March 31, 2025.

Rooms revenues decreased by $0.4 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, $1.5 million of which was due to the acquisition and disposition of the non-comparable properties. The offsetting increase of $1.1 million was due to growth in the group and business transient segments, partially offset by lower leisure transient revenue.

The following are key hotel operating statistics for the three months ended March 31, 2025 and 2024. The 2024 operating statistics reflect the period in 2024 comparable to our ownership period in 2025 for the non-comparable properties.

	Three Months Ended March 31,
	2025	2024	% Change
Occupancy %	66.6%	67.5%	(0.9)%
ADR	$277.01	$268.31	3.2%
RevPAR	$184.60	$180.98	2.0%

Food and beverage revenues decreased $1.5 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, $0.8 million of which was due to the acquisition and disposition of the non-comparable properties. The remaining decrease was primarily due to lower banquet and catering revenue at the Chicago Marriott Downtown Magnificent Mile.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $0.4 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, $0.1 million of which was due the acquisition and disposition of the non-comparable properties. The remaining increase was primarily due to our implementation of a resort fee at the Bourbon Orleans Hotel and Hotel Champlain Burlington, as well as an increase in parking revenue.

Hotel operating expenses. The operating expenses consisted of the following (dollars in thousands):

	Three Months Ended March,		Change
	2025	2024	$	%
Rooms	$43,843	$43,968	$(125)	(0.3)%
Food and beverage	46,417	47,239	(822)	(1.7)%
Other departmental and support expenses	65,286	64,600	686	1.1%
Management fees	5,018	5,310	(292)	(5.5)%
Franchise fees	9,048	9,026	22	0.2%
Other property-level expenses	24,899	26,618	(1,719)	(6.5)%
Total hotel operating expenses	$194,511	$196,761	$(2,250)	(1.1)%

Our hotel operating expenses decreased $2.3 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, $0.8 million of which was due the acquisition and disposition of the non-comparable properties. The remaining decrease in hotel operating expenses was primarily due to lower insurance premiums.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained approximately flat from the three months ended March 31, 2024 to the three months ended March 31, 2025.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses decreased $1.2 million from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily due to the streamlined leadership structure we implemented in 2024 as well as the accelerated recognition of share based compensation related to the retirement of our former Executive Vice President, General Counsel and Corporate Secretary in 2024.

Interest expense. Our interest expense decreased $1.1 million from the three months ended March 31, 2024 to the three months ended March 31, 2025 and was comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Unsecured term loan interest	$10,762	$11,387	$(625)	(5.5)%
Mortgage debt interest	3,092	4,034	(942)	(23.4)%
Credit facility interest and unused fees	308	312	(4)	(1.3)%
Amortization of debt issuance costs	535	513	22	4.3%
Finance lease expense(1)	461	—	461	—%
	$15,158	$16,246	$(1,088)	(6.7)%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The decrease in interest expense is primarily due to the maturity of the mortgage loan secured by the Courtyard New York Manhattan/Midtown East in the third quarter of 2024, as well as a decrease in SOFR.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels.

We have three mortgage loans that mature in the next 12 months. Our first mortgage loan maturity is on May 6, 2025, and we plan to repay that mortgage loan using cash on hand. We are actively pursuing a financing transaction, the proceeds of which we plan to use to repay the remaining mortgage loans that mature in 2025. If we are unsuccessful in obtaining this new financing, we may repay the mortgage loans using a combination of cash on hand and proceeds from our senior unsecured revolving credit facility. As of March 31, 2025, we had $400 million of borrowing capacity under our senior unsecured revolving credit facility.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. We had no cash traps in effect as of March 31, 2025.

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

We prefer a relatively simple, but efficient capital structure. We generally structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction, such as the issuance of common OP units in connection with the acquisition of Cavallo Point, The Lodge at the Golden Gate, if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of March 31, 2025, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.08% and a weighted average maturity date of approximately 1.3 years. We have three mortgage loans that mature in the next 12 months. Our first mortgage loan maturity is on May 6, 2025, and we plan to repay that mortgage loan using cash on hand. We are actively pursuing a financing transaction, the proceeds of which we plan to use to repay the remaining mortgage loans that mature in 2025. If we are unsuccessful in obtaining this new financing, we may repay the mortgage loans using a combination of cash on hand and proceeds from our senior unsecured revolving credit facility. As of March 31, 2025, 33 of our 36 hotels are unencumbered by mortgage debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We did not sell any shares under the ATM Program during the three months ended March 31, 2025 and 2024.
Share Repurchase Program
On May 1, 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the three months ended March 31, 2025, we repurchased 1,413,643 shares of common stock at an average price of $7.85 per share for a total purchase price of $11.1 million under this program. During the year ended December 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million under this program. Subsequent to March 31, 2025, we repurchased 661,689 shares of common stock at an average price of $7.26 per share for a total purchase price of $4.8 million under this program. As of May 1, 2025, we have $158.1 million of authorized capacity remaining under the share repurchase program.

Short-Term Borrowings

We currently do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Sixth Amended and Restated Credit Agreement that provides us with a $400 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800 million. The revolving credit facility matures on September 27, 2026, which we may extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consist of a $500 million term loan that matures on January 3, 2028 and a $300 million term loan that matures on January 3, 2026. We have the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. As of March 31, 2025, we had $400 million of borrowing capacity under our senior unsecured revolving credit facility.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of March 31, 2025, we had $100.6 million of unrestricted cash, $49.6 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $27.6 million for the three months ended March 31, 2025. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash provided by investing activities was $63.5 million for the three months ended March 31, 2025, which consisted of capital expenditures at our hotels offset by the proceeds from the sale of the Westin Washington, D.C. City Center.

Our net cash used in financing activities was $69.6 million for the three months ended March 31, 2025, which consisted of $48.6 million of distributions paid to holders of common stock and common OP units, $11.1 million of shares repurchased under our share repurchase program, $4.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $2.5 million of distributions paid to holders of preferred stock and $2.1 million of scheduled mortgage debt principal payments.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2025 will be the net cash flow from hotel operations, potential dispositions, and proceeds from debt refinancing. We expect our estimated uses of cash for the remainder of the year ending December 31, 2025 will be loan maturities, potential acquisitions, scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, share repurchases and corporate expenses.

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

We have paid the following dividends to holders of our common stock during 2025:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08

We have paid the following dividends to holders of our Series A Preferred Stock during 2025:

Payment Date	Record Date	Dividend per Share
March 28, 2025	March 20, 2025	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2025, we have set aside $46.8 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheets.

We have invested approximately $25.6 million on capital improvements at our hotels during the three months ended March 31, 2025. In 2025, we expect to spend between $85 to $95 million on capital improvements at our hotels, however we are evaluating the timing and extent of certain projects that may be deferred or cancelled. Significant projects currently planned for 2025 include the following:

•Orchards Inn Sedona: We commenced the repositioning of Orchards Inn as the Cliffs at L'Auberge on November 1,
2024. The repositioning will integrate the hotel with the adjacent L'Auberge de Sedona and include construction of a new pool connecting the two properties, renovation of the guestrooms and creation of a new arrival experience and new outdoor event space. We expect to complete the project in the third quarter of 2025.
•Hilton Garden Inn New York/Times Square Central: We completed a renovation of the hotel's guestrooms during the first quarter of 2025.
•Kimpton Hotel Palomar Phoenix: We expect to commence a renovation of the hotel's guestrooms during the second quarter of 2025.
•Courtyard New York Manhattan/Midtown East: We expect to commence a renovation of the hotel's guestrooms during the fourth quarter of 2025.

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

EBITDA and EBITDAre

EBITDA represents net income (calculated in accordance with U.S. GAAP), excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. The Company computes EBITDAre in accordance with the National Association of Real Estate Investment Trusts (“Nareit”) guidelines, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate.” EBITDAre represents net income (calculated in accordance with U.S. GAAP), adjusted for: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; (4) gains or losses on the disposition of depreciated property including gains or losses on change of control; (5) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate; and (6) adjustments to reflect the entity's share of EBITDAre of unconsolidated affiliates.

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

•Hotel Manager Transition and Hotel Pre-Opening Costs: We exclude the transition costs associated with a change in hotel manager and the pre-opening costs associated with the redevelopment or rebranding of a hotel because we believe these items do not reflect the ongoing performance of the Company or our hotels.

•Share-Based Compensation Expense: We exclude share-based compensation expense as it is a non-cash item. This adjustment aligns with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility, supporting consistency in our financial reporting and covenant compliance, as well as comparability with our peers.

•Other Items: From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to, the following: non-cash realized gains or losses on our deferred compensation plan assets; management or franchise contract termination fees; gains or losses from legal settlements; costs incurred related to natural disasters; and gains on property insurance claim settlements, other than income related to business interruption insurance.

In addition, to derive Adjusted FFO, we exclude any unrealized fair value adjustments to interest rate swaps and the portion of our non-cash ground lease expense recognized as interest expense. We exclude these non-cash amounts because they do not reflect the underlying performance of the Company.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024 (As Adjusted)(1)

Net income	$11,915	$8,358
Interest expense	15,158	16,246
Income tax benefit	(842)	(1,090)
Real estate related depreciation and amortization	27,892	28,313
EBITDA/EBITDAre	54,123	51,827
Non-cash lease expense and other amortization	1,299	1,518
Share-based compensation expense (2)	665	2,635
Hotel pre-opening costs	23	234
Adjusted EBITDA	56,110	56,214
Corporate expenses	6,348	6,248
Interest (income) and other (income) expense, net	(794)	(1,048)
Hotel Adjusted EBITDA	$61,664	$61,414

(1)Effective January 1, 2025, we exclude share-based compensation expense from our calculation of Adjusted EBITDA. Amounts reported for 2024 have been adjusted to reflect the current year presentation.
(2)Amount includes $0.7 million of non-cash realized gains related to our deferred compensation plan for the three months ended March 31, 2025.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2025	2024 (As Adjusted)(1)

Net income	$11,915	$8,358
Real estate related depreciation and amortization	27,892	28,313
FFO	39,807	36,671
Distributions to preferred stockholders	(2,454)	(2,454)
FFO available to common stock and unit holders	37,353	34,217
Non-cash lease expense and other amortization	1,475	1,518
Hotel pre-opening costs	23	234
Share-based compensation expense (2)	665	2,635
Adjusted FFO available to common stock and unit holders	$39,516	$38,604

(1)Effective January 1, 2025, we exclude share-based compensation expense from our calculation of Adjusted FFO. Amounts reported for 2024 have been adjusted to reflect the current year presentation.
(2)Amount includes $0.7 million of non-cash realized gains related to our deferred compensation plan for the three months ended March 31, 2025.

Critical Accounting Estimates and Policies

Our unaudited consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to our critical accounting policies since the year ended December 31, 2024.

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

During the first quarter of 2025, inflation remained above the Federal Reserve’s long-term target, though it has moderated from the peak levels observed in recent years. The Federal Reserve maintained its benchmark interest rate during the quarter, signaling a cautious approach to future rate cuts as it monitors ongoing inflation trends. Any increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of March 31, 2025 was $1.1 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2025 is to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of March 31, 2025, the interest rate on $325 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.8 million annually.

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

Item 1A.Risk Factors

Except as set forth in the risk factors below, which reflects updates to certain previously disclosed risk factors, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These updates should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which continue to apply.

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

Given that our hotels are concentrated in major urban markets and destination resort locations in the U.S., our business has historically attracted some international travelers, who may be particularly sensitive to changes in foreign exchange rates or any increase in negative international perception of the U.S. arising from its political or other positions, which may cause a negative decline in inbound international travel. Furthermore, other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, including travel-related disruptions or incidents, heightened uncertainty surrounding tariffs and their impact on the economy, visa restrictions, or other federal policy changes, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

Many of our expenses, such as operating expenses, interest expense and acquisition and renovation costs, could be adversely impacted by periods of heightened inflation or heightened tariffs and/or a tight labor market.

During 2024, inflation began to moderate, but remained elevated relative to the years preceding 2021. Inflationary increases in certain of our operating expenses, including, but not limited to, labor costs, employee-related benefits, food, beverage and utility costs, repairs and maintenance expenses, property taxes and insurance premiums, have and may continue to negatively impact our business and results of operations. Changes in U.S. policies that discourage immigration, restrict the number of immigrants permitted into the U.S., or negatively impact certain types of work visas, may put further inflationary pressures on labor costs if there is a material decrease in available and/or willing workers. While, in general, operators of hotels possess the ability to adjust room rates daily to reflect the effects of inflation, competitive pressures, customer resistance to higher booking costs or other factors may limit the ability of our management companies to raise room rates. Additionally, inflation may have a negative effect on our ability to renovate or make capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Proposed or enacted tariffs on imported goods, including construction materials, furniture, and equipment, particularly those sourced from Asia, may further exacerbate inflationary pressures on renovation costs and limit the availability of certain supplies, thereby increasing the cost and timing uncertainty of planned capital projects. Additionally, see “Risk Factors—Risks Related to our Business and Operations—We are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing for such expenditures.”

In March 2022, the Federal Reserve began to raise interest rates in an effort to curb inflation. While the Federal Reserve made several cuts to interest rates in the second half of 2024 in response to decreases in inflation levels, it continues to indicate that it will remain data-dependent in determining whether to hold its benchmark rate at current levels or continue to slowly ease interest rates throughout 2025. Our direct exposure to increases in interest rates in the short term is limited to our unhedged variable rate debt, which amounted to approximately $475.0 million as of March 31, 2025. However, the effect of inflation on interest rates could increase our financing costs over time, either through near-term borrowings under our Credit Agreement or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. For more information, see “Risk Factors—Risks Related to our Debt and Financing— Future debt service obligations may adversely affect our operating results, require us to liquidate our properties, jeopardize our ability to make cash distributions necessary to maintain our tax status as a REIT and limit our ability to make distributions to our stockholders.” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

•construction cost overruns and delays, including those caused by supply chain disruptions, uncertainty around tariffs or inflationary price increases;

•increased costs resulting from proposed or enacted tariffs on imported goods such as construction materials, furniture, fixtures, and equipment;

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2025	—	$—	—	$174,038
February 1 - February 28, 2025	218,418	$8.17	—	$174,038
March 1 - March 31, 2025	1,430,769	$7.86	1,413,643	$161,194

(1)On May 1, 2024, our board of directors approved a $200.0 million share repurchase program. The share repurchase program expires on May 1, 2026. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.
(2)Includes shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

10.1
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of January 31, 2025, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, TD Securities (USA) LLC, Capital One, National Association and BMO Harris Bank, N.A., as Joint Lead Arrangers, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Securities (USA ) LLC, as Joint Bookrunners, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A., as Syndication Agents, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association, as Documentation Agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association, as Sustainability Structuring Agents (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025)

10.2
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of March 27, 2025 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2025)

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

May 2, 2025

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)