Form 10-Q
period 2025-06-30
DiamondRock Hospitality Co
filed 2025-08-08
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 204,954,590 shares of its $0.01 par value common stock outstanding as of August 7, 2025.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Property and equipment, net	$2,615,010	$2,631,221
Assets held for sale	—	93,400
Right-of-use assets	89,485	89,931
Restricted cash	51,155	47,408
Due from hotel managers	171,819	145,947
Prepaid and other assets	81,444	82,963
Cash and cash equivalents	52,402	81,381
Total assets	$3,061,315	$3,172,251
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,020,320	1,095,294
Lease liabilities	86,123	85,235
Due to hotel managers	131,948	121,734
Liabilities of assets held for sale	—	3,352
Deferred rent	75,614	73,535
Unfavorable contract liabilities, net	57,378	58,208
Accounts payable and accrued expenses	80,477	79,201
Distributions declared and unpaid	17,394	49,034
Deferred income related to key money, net	7,563	7,726
Total liabilities	1,476,817	1,573,319
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 205,375,594 and 207,592,210 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,053	2,076
Additional paid-in capital	2,243,618	2,268,521
Accumulated other comprehensive loss	(5,473)	(1,360)
Distributions in excess of earnings	(664,721)	(679,050)
Total stockholders’ equity	1,575,525	1,590,235
Noncontrolling interests	8,973	8,697
Total equity	1,584,498	1,598,932
Total liabilities and equity	$3,061,315	$3,172,251

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Revenues:
Rooms	$198,237	$203,487	$361,355	$366,994
Food and beverage	78,828	78,111	145,669	146,492
Other	28,655	27,682	53,549	52,217
Total revenues	305,720	309,280	560,573	565,703
Operating Expenses:
Rooms	47,272	47,585	91,115	91,553
Food and beverage	50,548	50,717	96,965	97,956
Other departmental and support expenses	68,719	67,817	134,005	132,417
Management fees	7,406	8,008	12,424	13,318
Franchise fees	10,003	10,567	19,051	19,593
Other property-level expenses	28,017	27,188	52,916	53,806
Depreciation and amortization	28,156	27,873	56,048	56,186
Corporate expenses	9,465	28,519	17,148	37,423
Total operating expenses	249,586	268,274	479,672	502,252
Interest expense	14,868	16,202	30,026	32,448
Interest (income) and other (income) expense, net	(764)	(1,195)	(2,228)	(2,264)
Total other expenses, net	14,104	15,007	27,798	30,184
Income before income taxes	42,030	25,999	53,103	33,267
Income tax expense	(991)	(1,368)	(149)	(278)
Net income	41,039	24,631	52,954	32,989
Less: Net income attributable to noncontrolling interests	(204)	(101)	(262)	(131)
Net income attributable to the Company	40,835	24,530	52,692	32,858
Distributions to preferred stockholders	(2,454)	(2,454)	(4,908)	(4,908)
Net income attributable to common stockholders	$38,381	$22,076	$47,784	$27,950

Earnings per share:
Earnings per share available to common stockholders—basic	$0.19	$0.10	$0.23	$0.13
Earnings per share available to common stockholders—diluted	$0.18	$0.10	$0.23	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Comprehensive Income:
Net income	$41,039	$24,631	$52,954	$32,989
Other comprehensive income:
Unrealized (loss) on interest rate derivative instruments	(1,293)	(1,354)	(3,841)	(394)
Unrealized gain on Rabbi Trust assets	338	53	392	352
Amounts reclassified from other comprehensive income	(11)	—	(684)	—
Comprehensive income	40,073	23,330	48,821	32,947
Comprehensive income attributable to noncontrolling interests	(199)	(100)	(241)	(134)
Comprehensive income attributable to the Company	$39,874	$23,230	$48,580	$32,813

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	$(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	11,857	11,857	58	11,915
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,535)	—	(2,535)	(13)	(2,548)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	54	—	54	—	54
Amounts reclassified from other comprehensive income	—	—	—	—	—	(670)	—	(670)	(3)	(673)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,781)	(16,781)	(91)	(16,872)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)		(2,454)
Share-based compensation	—	—	1,379,495	14	1,180	—	—	1,194	108	1,302
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(585,127)	(6)	(4,882)	—	—	(4,888)	—	(4,888)
Common stock repurchased and retired	—	—	(1,413,643)	(15)	(11,101)	—	—	(11,116)	—	(11,116)
Balance at March 31, 2025	4,760,000	$48	206,972,935	$2,069	$2,253,718	$(4,511)	$(686,428)	$1,564,896	$8,756	$1,573,652
Net income	—	—	—	—	—	—	40,835	40,835	204	41,039
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,287)	—	(1,287)	(6)	(1,293)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	336	—	336	2	338
Amounts reclassified from other comprehensive income						(11)		(11)	—	(11)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,674)	(16,674)	(91)	(16,765)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	86,958	1	2,471	—	—	2,472	108	2,580
Common stock repurchased and retired	—	—	(1,684,299)	(17)	(12,571)	—	—	(12,588)	—	(12,588)
Balance at June 30, 2025	4,760,000	$48	205,375,594	$2,053	$2,243,618	$(5,473)	$(664,721)	$1,575,525	$8,973	$1,584,498

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	8,328	8,328	30	8,358
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	957	—	957	3	960
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	298	—	298	1	299
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,301)	(6,301)	(31)	(6,332)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	753,860	7	1,895	—	—	1,902	433	2,335
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(316,624)	(3)	(2,904)	—	—	(2,907)	—	(2,907)
Balance at March 31, 2024	4,760,000	$48	210,064,433	$2,100	$2,290,288	$(781)	$(649,757)	$1,641,898	$7,344	$1,649,242
Net income	—	—	—	—	—	—	24,530	24,530	101	24,631
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	(1,349)	—	(1,349)	(5)	(1,354)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	53	—	53	—	53
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,238)	(6,238)	(34)	(6,272)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	503,457	5	6,250	—	—	6,255	1,272	7,527
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(195,404)	(2)	(1,729)	—	—	(1,731)	—	(1,731)
Common stock repurchased and retired	—	—	(2,454,307)	(24)	(20,586)	—	—	(20,610)	—	(20,610)
Balance at June 30, 2024	4,760,000	$48	207,918,179	$2,079	$2,274,223	$(2,077)	$(633,919)	$1,640,354	$8,678	$1,649,032

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$52,954	$32,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,048	56,186
Corporate asset depreciation as corporate expenses	69	67
Non-cash lease expense and other amortization	2,583	3,073
Amortization of debt issuance costs	1,056	1,026
Amortization of deferred income related to key money	(178)	(215)
Share-based compensation	3,882	9,862
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,843)	(2,266)
Due to/from hotel managers	(14,683)	(11,942)
Accounts payable and accrued expenses	3,286	(1,827)
Net cash provided by operating activities	101,174	86,953
Cash flows from investing activities:
Capital expenditures	(41,270)	(35,778)
Net proceeds from sale of hotel property	89,023	—
Net cash provided by (used in) investing activities	47,753	(35,778)
Cash flows from financing activities:
Scheduled mortgage debt principal payments	(3,844)	(4,905)
Repayment of mortgage debt	(71,089)	—
Payment of financing costs	(450)	—
Distributions on common stock and units	(65,276)	(12,861)
Distributions on preferred stock	(4,908)	(4,908)
Repurchases of common stock	(23,704)	(20,610)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(4,888)	(4,638)
Net cash used in financing activities	(174,159)	(47,922)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(25,232)	3,253
Cash, cash equivalents, and restricted cash at beginning of period	128,789	167,171
Cash, cash equivalents, and restricted cash at end of period	$103,557	$170,424

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$28,533	$31,605
Cash paid for income taxes, net	$651	$2,351
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$17,394	$6,067
Accrued capital expenditures	$3,607	$4,043

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$52,402	$81,381
Restricted cash	51,155	47,408
Total cash, cash equivalents and restricted cash	$103,557	$128,789

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of June 30, 2025, we owned 36 hotels with 9,595 guest rooms. Our hotels are concentrated in major urban markets and destination resort locations, and more than 60% of our hotels are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Hilton Worldwide, or IHG Hotels & Resorts). We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all of the operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of June 30, 2025. The remaining 0.5% of the common OP units are held by third parties and executive officers of the Company. See Note 8 for additional disclosures related to common OP units.

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

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$570,386	$570,386
Land improvements	2,400	2,400
Buildings and site improvements	2,846,797	2,812,461
Furniture, fixtures and equipment	209,818	200,415
Construction in progress	20,607	24,969
	3,650,008	3,610,631
Less: accumulated depreciation	(1,034,998)	(979,410)
	$2,615,010	$2,631,221

As of June 30, 2025 and December 31, 2024, we had accrued capital expenditures of $3.6 million and $5.4 million, respectively.

4. Hotel Dispositions

On February 19, 2025, we sold the Westin Washington, D.C. City Center to an unaffiliated third party for $92.0 million. During the fourth quarter of 2024, we evaluated the recoverability of the carrying amount of the Westin Washington, D.C. City Center as a result of our assessment that it was more likely than not that the hotel would be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $32.6 million during the fourth quarter of 2024 to adjust the hotel's carrying amount to its estimated fair value less cost to sell. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement. As of December 31, 2024, $93.4 million and $3.4 million were classified as assets held for sale and liabilities of assets held for sale, respectively. We received net proceeds of approximately $89.0 million from the transaction, which included transaction costs and an adjustment for the hotel's working capital.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	$—	$71,766
Hotel Clio mortgage loan	4.33%	July 2025	53,910	54,657
Westin Boston Seaport District mortgage loan	4.36%	November 2025	166,966	169,385
Unsecured term loan	SOFR + 1.35% (1)	January 2028	500,000	500,000
Unsecured term loan	SOFR + 1.35% (2)	January 2026	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	September 2026 (3)	—	—
Total debt			1,020,876	1,095,808
Unamortized debt issuance costs (4)			(556)	(514)
Debt, net of unamortized debt issuance costs			$1,020,320	$1,095,294
Weighted-Average Interest Rate (5)	5.17%
_______________________
(1)Interest rate as of June 30, 2025 was 5.12%, which includes the effect of interest rate swaps.
(2)Interest rate as of June 30, 2025 was 5.74%.
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

Mortgage Debt

We have incurred limited recourse, property specific mortgage debt secured by certain of our hotels. In the event of default, the lender may only foreclose on the secured assets; however, in the event of fraud, misapplication of funds or other customary recourse provisions, the lender may seek payment from us. On May 6, 2025, we repaid the Worthington Renaissance Fort Worth Hotel mortgage loan using cash on hand. As of June 30, 2025, two of our 36 hotels were secured by mortgage loans which mature in July and November 2025. On July 2, 2025, the Company drew $60.0 million on its existing revolving credit facility, the proceeds from which were used to repay the Hotel Clio mortgage loan on its maturity date of July 3, 2025. The $60.0 million drawn on the existing revolving credit facility was repaid on July 22, 2025.

Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios or debt yields that trigger “cash trap” provisions, as well as restrictions on incurring additional debt without lender consent. Such cash trap provisions are triggered when the hotel’s operating results fall below a certain debt service coverage ratio or debt yield. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio or debt yield is reached and maintained for a certain period of time. Such provisions do not provide the lender with the right to accelerate repayment of the underlying debt. We had no cash traps in effect as of June 30, 2025 and December 31, 2024.

Senior Unsecured Credit Facility and Unsecured Term Loans

As of June 30, 2025, we were party to a Sixth Amended and Restated Credit Agreement (the “Credit Agreement”) that provided us with a $400.0 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800.0 million. The revolving credit facility was scheduled to mature on September 27, 2026, which we could extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consisted of a $500.0 million term loan maturing on January 3, 2028 and a $300.0 million term loan maturing January 3, 2026. We had the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

Subsequent to the end of the quarter, on July 22, 2025, we entered into the Seventh Amended and Restated Credit Agreement (the “Amended Credit Facility”). The Amended Credit Facility increased the size of the Company’s existing credit facility from $1.2 billion to $1.5 billion and extended its maturity schedule. The Amended Credit Facility provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. The Company also has the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions.

The $300.0 million upsizing of the Amended Credit Facility fully funds the repayment of the Company’s three mortgage loans that matured or will mature in 2025. The mortgage loans secured by the Worthington Renaissance Fort Worth Hotel and the Hotel Clio, which together had a principal balance totaling approximately $125.0 million, were repaid on their respective maturity dates in May 2025 and July 2025 prior to the closing of the Amended Credit Facility. The Company intends to prepay the mortgage loan secured by the Westin Boston Seaport District in September 2025. Following this repayment, the Company will have no debt maturities until January 2028 and its portfolio will be fully unencumbered by secured debt.

As of June 30, 2025, interest was paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Agreement and Amended Credit Facility, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

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

The Credit Agreement and Amended Credit Facility contain various financial covenants. These financial covenants are not changed or waived by the Amended Credit Facility. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	June 30, 2025
Maximum leverage ratio (1)	60%	25.7%
Minimum fixed charge coverage ratio (2)	1.50x	3.14x
Secured recourse indebtedness	Less than 45% of Total Asset Value	6.5%
Maximum unencumbered leverage ratio	60%	25.5%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.94x
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

The components of the Company's interest expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unsecured term loan interest	$10,868	$11,368	$21,630	$22,755
Mortgage debt interest	2,699	4,009	5,791	8,044
Credit facility interest and unused fees	312	312	620	623
Amortization of debt issuance costs	521	513	1,056	1,026
Finance lease expense(1)	468	—	$929	$—
	$14,868	$16,202	$30,026	$32,448
_____________
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

6. Derivatives

We have the following derivatives (dollars in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2025	December 31, 2024
Senior unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	32	1,328
Senior unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	90	747
Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	96	757
Senior unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	96	758
Senior unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	188	456
Senior unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	330	628
							$832	$4,674

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

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2025	2024	2025	2024
Loss (gain) recognized in other comprehensive income	Unrealized loss (gain) on interest rate derivative instruments	$1,294	$1,355	$3,841	$394
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(817)	$(2,351)	$(1,638)	$(4,708)

During the next 12 months, we estimate that $1.5 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,020,320	$1,020,279	$1,095,294	$1,092,443
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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three and six months ended June 30, 2025.

Our board of directors has authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the six months ended June 30, 2025, we repurchased 3,097,942 shares of common stock at an average price of $7.64 per share for a total purchase price of $23.7 million under this program. During the six months ended June 30, 2024, we repurchased 2,454,307 shares of common stock at an average price of $8.39 per share for a total purchase price of $20.6 million under this program. Subsequent to June 30, 2025, we repurchased 466,919 shares of common stock at an average price of $7.64 per share for a total purchase price of $3.6 million under this program. As of August 7, 2025, we have $146.8 million of authorized capacity remaining under the share repurchase program.

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

As of June 30, 2025 and December 31, 2024, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On or after August 31, 2025, the Series A Preferred Stock will be redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of June 30, 2025, there were 421,244 common OP units still outstanding; the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

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

There were 1,027,145 and 994,653 common OP units held by third parties and executive officers of the Company as of June 30, 2025 and December 31, 2024, respectively. There were 107,635 and 140,127 unvested LTIP units outstanding as of June 30, 2025 and December 31, 2024, respectively.

Dividends and Distributions

During 2025, we paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08
July 11, 2025	June 30, 2025	$0.08

During 2025, we paid the following dividends to holders of our Series A Preferred Stock:

Payment Date	Record Date	Dividend per Share
March 28, 2025	March 20, 2025	$0.515625
June 30, 2025	June 20, 2025	$0.515625

9. Equity Incentive Plans

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the "2024 Plan"), of which we have issued or committed to issue 2,578,905 shares as of June 30, 2025. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2025 to June 30, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	621,595	$8.90
Granted	478,098	8.21
Vested	(249,994)	9.01
Unvested balance at June 30, 2025	849,699	$8.48

The total unvested restricted stock awards as of June 30, 2025 are expected to vest as follows: 7,986 during the remainder of 2025, 401,192 during 2026, 271,928 during 2027, 167,332 during 2028, and 1,261 during 2029. As of June 30, 2025, the unrecognized compensation cost related to restricted stock awards was $5.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 27 months. We recorded $0.8 million and $1.5 million of compensation expense related to restricted stock awards for the three and six months ended June 30, 2025, respectively. We recorded $2.9 million and $3.9 million of compensation expense related to restricted stock awards for the three and six months ended June 30, 2024, respectively, which included $2 million of accelerated compensation expense related to restricted stock awards for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.
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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs (1)
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	N/A
______________________
(1)There were no hotel market share PSUs granted in 2025.

A summary of our PSUs from January 1, 2025 to June 30, 2025 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	1,108,574	$9.02
Granted	607,533	10.16
Additional units from dividends	45,310	8.17
Vested (1)	(304,125)	9.64
Unvested balance at June 30, 2025	1,457,292	$9.34
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2025 was equal to 99.29% of the PSU Target Award.

The total unvested PSUs as of June 30, 2025 are expected to vest as follows: 37,548 during the remainder of 2025, 386,590 during 2026, 418,776 during 2027, and 614,378 during 2028. The number of shares earned upon vesting is subject to the attainment of the performance targets described above. As of June 30, 2025, the unrecognized compensation cost related to the PSUs was $6.9 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.8 million and $1.3 million of compensation expense related to the PSUs for the three and six months ended June 30, 2025, respectively. We recorded $2.5 million and $3.4 million of compensation expense related to the PSUs for the three and six months ended June 30, 2024, respectively, which included $1.8 million of accelerated compensation expense related to PSUs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. These awards will vest at 100% of the PSU Target Award based on their original vesting schedule.

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
A summary of our LTIP units from January 1, 2025 to June 30, 2025 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	140,127	$9.85
Vested (1)	(32,492)	8.72
Unvested balance at June 30, 2025	107,635	$8.96
______________________
(1)As of June 30, 2025, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of June 30, 2025 are expected to vest as follows: 14,217 during the remainder of 2025 and 46,709 during both 2026 and 2027. As of June 30, 2025, the unrecognized compensation cost related to LTIP unit awards was $0.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. We recorded $0.1 million and $0.2 million of compensation expense related to LTIP unit awards for the three and six months ended June 30, 2025, respectively. We recorded $1.3 million and $1.8 million of compensation expense related to LTIP unit awards for the three and six months ended June 30, 2024, respectively, which included $1.2 million of accelerated compensation expense related to LTIPs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.

10. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	6	2024
Numerator:
Net income attributable to common stockholders (in thousands)	$38,381	$22,076	$47,784		$27,950
Denominator:
Weighted-average number of common shares outstanding—basic	206,804,961	211,195,463	207,652,548		211,432,403
Effect of dilutive securities:
Unvested restricted common stock	32,059	120,182	195,762		123,222
Shares related to unvested PSUs	1,079,288	700,800	1,313,049		721,190
Weighted-average number of common shares outstanding—diluted	207,916,308	212,016,445	209,161,359		212,276,815
Earnings per share:
Earnings per share available to common stockholders—basic	$0.19	$0.10	$0.23		$0.13
Earnings per share available to common stockholders—diluted	$0.18	$0.10	$0.23		$0.13

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

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Hotel ownership revenue	$305,720	$309,280	$560,573	$565,703
Total consolidated revenue	305,720	309,280	560,573	565,703

Significant expenses:
Rooms expense	47,272	47,585	91,115	91,553
Food and beverage expense	50,548	50,717	96,965	97,956
Other departmental and support expenses	68,719	67,817	134,005	132,417
Management fees	7,804	8,405	13,219	14,113
Franchise fees	10,003	10,567	19,051	19,593
Property taxes	16,663	13,051	30,944	26,073
Total significant expenses	201,009	198,142	385,299	381,705

Other segment expenses:
Other hotel expenses(1)	9,351	11,650	18,250	23,096

Hotel Adjusted EBITDA:	95,360	99,488	157,024	160,902

Non-cash lease expense and other amortization	1,284	1,555	2,583	3,073
Hotel pre-opening and manager transition items	321	535	344	769
Depreciation and amortization	28,156	27,873	56,048	56,186
Corporate expenses	9,465	28,519	17,148	37,423
Interest expense	14,868	16,202	30,026	32,448
Interest income	(802)	(1,169)	(1,583)	(2,219)
Other (income) expense, net	38	(26)	(645)	(45)
Income tax benefit	991	1,368	149	278
Consolidated net income:	$41,039	$24,631	$52,954	$32,989

_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	June 30, 2025	December 31, 2024
Hotel ownership	$2,995,926	$3,063,835
All other	65,389	108,416
Total assets	$3,061,315	$3,172,251

Total capital expenditures related to our hotel ownership segment were $15.7 million and $41.3 million for the three and six months ended June 30, 2025, respectively. Total capital expenditures related to our hotel ownership segment were $16.9 million and $35.8 million for the three and six months ended June 30, 2024, respectively.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of June 30, 2025, we owned a portfolio of 36 premium hotels and resorts that contain 9,595 guest rooms located in 26 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

As an owner, rather than an operator, of lodging properties, we receive all of the operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

Our strategy is to apply aggressive asset management, prudent financial strategy, and disciplined capital allocation to high quality lodging properties in U.S. urban and resort markets with superior growth prospects and high barriers-to-entry. Our goal is to deliver long-term stockholder returns that exceed those generated by our peers through a combination of dividends and enduring capital appreciation.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 64% of our total revenues for the six months ended June 30, 2025 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Outlook

Like other companies in our industry, we are subject to changes in the macroeconomic, political, and regulatory environments and the impacts of recently implemented and newly proposed tariffs. These factors have contributed to a decline in leisure transient and international travel to the United States. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations and cash flow, which are dependent on future developments, including as a result of those risk factors discussed elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Our Hotels

The following tables set forth certain operating information for the six months ended June 30, 2025 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2024 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	57.5%	$252.45	$145.11	8.1%
Westin Boston Seaport District	Boston, Massachusetts	793	82.2%	271.43	223.20	5.2%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	71.0%	208.48	147.93	7.9%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	75.5%	207.93	157.01	0.4%
Westin San Diego Bayview	San Diego, California	436	79.7%	235.97	188.08	20.7%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	81.7%	291.78	238.29	(2.7)%
Westin Washington, D.C. City Center (1)	Washington, D.C.	410	45.4%	254.66	115.57	1.2%
The Dagny Boston	Boston, Massachusetts	403	82.1%	271.07	222.60	6.2%
The Hythe Vail	Vail, Colorado	344	57.9%	529.96	306.70	(0.4)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	89.7%	304.09	272.67	(3.4)%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	67.3%	165.65	111.54	7.6%
The Gwen Hotel	Chicago, Illinois	311	73.2%	295.44	216.32	5.2%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	83.0%	255.78	212.32	1.7%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	67.0%	174.28	116.72	(7.4)%
Henderson Beach Resort	Destin, Florida	270	55.9%	388.37	217.09	(9.2)%
AC Hotel Minneapolis Downtown (2)	Minneapolis, Minnesota	245	54.6%	146.65	80.10	(9.8)%
Hotel Champlain Burlington	Burlington, Vermont	258	65.6%	179.80	117.91	(11.3)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	72.2%	257.26	185.78	(5.2)%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	70.8%	260.70	184.67	(5.8)%
Hotel Clio	Denver, Colorado	199	74.7%	311.20	232.49	3.7%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	96.5%	279.25	269.42	15.5%
Margaritaville Beach House Key West	Key West, Florida	186	89.8%	422.83	379.71	(4.9)%
The Lodge at Sonoma Resort	Sonoma, California	182	67.5%	400.40	270.37	18.5%
Courtyard Denver Downtown	Denver, Colorado	177	77.8%	201.74	156.90	7.6%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	89.4%	364.41	325.83	1.6%
Kimpton Shorebreak Resort Huntington Beach Resort	Huntington Beach, California	157	77.8%	298.15	231.86	(8.1)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	57.4%	552.72	317.05	(0.3)%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	61.8%	225.20	139.16	1.0%
Havana Cabana Key West	Key West, Florida	106	87.6%	293.04	256.83	(12.7)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	79.8%	668.29	533.61	(2.4)%
Hotel Emblem San Francisco	San Francisco, California	96	63.7%	216.44	137.95	4.3%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	80.4%	235.02	188.87	1.0%
L'Auberge de Sedona	Sedona, Arizona	88	74.7%	836.90	625.26	(1.1)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	54.2%	357.07	193.41	(0.8)%
Orchards Inn Sedona (3)	Sedona, Arizona	70	5.8%	289.58	16.91	(91.0)%
Lake Austin Spa Resort	Austin, Texas	40	57.4%	1,050.08	602.64	(9.3)%
Henderson Park Inn	Destin, Florida	37	68.0%	571.49	388.70	(4.7)%
TOTAL/WEIGHTED AVERAGE		10,005	71.7%	$287.00	$205.65	1.0%
____________________
(1)The hotel was sold on February 19, 2025. The percentage change from 2024 RevPAR reflects the comparable period in 2024 to our 2025 ownership period.
(2)The hotel was acquired on November 12, 2024. The percentage change from 2024 RevPAR reflects the comparable period in 2024 to our 2025 ownership period.
(3)The hotel was closed for renovation from January 1, 2025 until May 15, 2025, during the six months ended June 30, 2025.

Results of Operations

All properties owned during the periods presented have been included in our results of operations during the respective periods since their date of acquisition or through their date of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2025 and 2024. The properties detailed in the table below are hereinafter referred to as “non-comparable properties” and all other properties are referred to as “comparable properties”:

Property	Location	Acquisition Date
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	November 12, 2024

Property	Location	Disposition Date
Westin Washington, D.C. City Center	Washington, D.C.	February 19, 2025

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

Revenue. Revenue consists of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Rooms	$198,237	$203,487	$(5,250)	(2.6)%
Food and beverage	78,828	78,111	717	0.9%
Other	28,655	27,682	973	3.5%
Total revenues	$305,720	$309,280	$(3,560)	(1.2)%

Our total revenues decreased $3.6 million from the three months ended June 30, 2024 to the three months ended June 30, 2025.

Rooms revenues decreased by $5.3 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, $5.8 million of which was from the non-comparable properties. The offsetting increase of $0.5 million was due to growth in the group and business transient segments, partially offset by lower leisure transient revenue.

The following are key hotel operating statistics for the three months ended June 30, 2025 and 2024. The 2024 operating statistics reflect the period in 2024 comparable to our ownership period in 2025 for the non-comparable properties.

	Three Months Ended June 30,
	2025	2024	% Change
Occupancy %	76.7%	77.5%	(0.8)%
ADR	$295.78	$292.59	1.1%
RevPAR	$226.95	$226.83	0.1%

Food and beverage revenues increased $0.7 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to increases in both outlet and banquet and catering revenues, offset by a decrease of $1.7 million from the non-comparable properties.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.0 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, $0.2 million of which was from the non-comparable properties. The remaining increase of $0.8 million was primarily due to an increase in resort fees and to a lesser extent, spa and parking revenues.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Three Months Ended June,		Change
	2025	2024	$	%
Rooms	$47,272	$47,585	$(313)	(0.7)%
Food and beverage	50,548	50,717	(169)	(0.3)%
Other departmental and support expenses	68,719	67,817	902	1.3%
Management fees	7,406	8,008	(602)	(7.5)%
Franchise fees	10,003	10,567	(564)	(5.3)%
Other property-level expenses	28,017	27,188	829	3.0%
Total hotel operating expenses	$211,965	$211,882	$83	0.0%

Our hotel operating expenses increased $0.1 million from the three months ended June 30, 2024 to the three months ended June 30, 2025. A decrease of $4.8 million from the non-comparable properties was more than offset by higher property tax assessments primarily related to our Chicago properties.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained approximately flat from the three months ended June 30, 2024 to the three months ended June 30, 2025.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses decreased $19.1 million from the three months ended June 30, 2024 to the three months ended June 30, 2025, primarily due to severance expense recognized during the three months ended June 30, 2024, in connection with the leadership changes made in April 2024.

Interest expense. Our interest expense decreased $1.3 million from the three months ended June 30, 2024 to the three months ended June 30, 2025 and was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Unsecured term loan interest	$10,868	$11,368	$(500)	(4.4)%
Mortgage debt interest	2,699	4,009	(1,310)	(32.7)%
Credit facility interest and unused fees	312	312	—	—%
Amortization of debt issuance costs	521	513	8	1.6%
Finance lease expense(1)	468	—	468	—%
	$14,868	$16,202	$(1,334)	(8.2)%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The decrease in interest expense is primarily due to the maturities of the mortgage loans secured by the Courtyard New York Manhattan/Midtown East in the third quarter of 2024 and the Worthington Renaissance Fort Worth Hotel in the second quarter of 2025, as well as a lower SOFR rate in 2025.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

Revenue. Revenue consists of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Rooms	$361,355	$366,994	$(5,639)	(1.5)%
Food and beverage	145,669	146,492	(823)	(0.6)%
Other	53,549	52,217	1,332	2.6%
Total revenues	$560,573	$565,703	$(5,130)	(0.9)%

Our total revenues decreased $5.1 million from the six months ended June 30, 2024 to the six months ended June 30, 2025.

Rooms revenues decreased by $5.6 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, $7.2 million of which was from the non-comparable properties. The offsetting increase of $1.6 million was due to growth in the group and business transient segments, partially offset by lower leisure transient revenue.

The following are key hotel operating statistics for the six months ended June 30, 2025 and 2024. The 2024 operating statistics reflect the period in 2024 comparable to our ownership period in 2025 for the non-comparable properties.

	Six Months Ended June 30,
	2025	2024	% Change
Occupancy %	71.7%	72.4%	(0.7)%
ADR	$287.00	$281.16	2.1%
RevPAR	$205.65	$203.65	1.0%

Food and beverage revenues decreased $0.8 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, $2.5 million of which was from the non-comparable properties. The offsetting increase of $1.7 million was due to increases in both outlet and banquet and catering revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.3 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, $0.2 million of which was from the non-comparable properties. The remaining increase was primarily due to the implementation of a resort fee at the Bourbon Orleans Hotel and Hotel Champlain Burlington, as well as an increase in spa and parking revenue.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Six Months Ended June,		Change
	2025	2024	$	%
Rooms	$91,115	$91,553	$(438)	(0.5)%
Food and beverage	96,965	97,956	(991)	(1.0)%
Other departmental and support expenses	134,005	132,417	1,588	1.2%
Management fees	12,424	13,318	(894)	(6.7)%
Franchise fees	19,051	19,593	(542)	(2.8)%
Other property-level expenses	52,916	53,806	(890)	(1.7)%
Total hotel operating expenses	$406,476	$408,643	$(2,167)	(0.5)%

Our hotel operating expenses decreased $2.2 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, $5.7 million of which was from the non-comparable properties. The offsetting increase of $3.5 million was primarily due to higher property tax assessments primarily related to our Chicago properties.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained approximately flat from the six months ended June 30, 2024 to the six months ended June 30, 2025.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses decreased $20.3 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to severance expense recognized during the six months ended June 30, 2024, in connection with the leadership changes made in April 2024.

Interest expense. Our interest expense decreased $2.4 million from the six months ended June 30, 2024 to the six months ended June 30, 2025 and was comprised of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Unsecured term loan interest	$21,630	$22,755	$(1,125)	(4.9)%
Mortgage debt interest	5,791	8,044	(2,253)	(28.0)%
Credit facility interest and unused fees	620	623	(3)	(0.5)%
Amortization of debt issuance costs	1,056	1,026	30	2.9%
Finance lease expense(1)	929	—	929	—%
	$30,026	$32,448	$(2,422)	(7.5)%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The decrease in interest expense is primarily due to the maturities of the mortgage loans secured by the Courtyard New York Manhattan/Midtown East in the third quarter of 2024 and the Worthington Renaissance Fort Worth Hotel in the second quarter of 2025, as well as a lower SOFR rate in 2025.

Liquidity and Capital Resources

Our short-term liquidity requirements consists primarily of funds necessary to pay our scheduled debt service, near term debt maturities, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the cost of acquiring additional hotels.

As of June 30, 2025, we had two mortgage loans with maturities in July and November of 2025. On July 3, 2025, we repaid the mortgage loan secured by the Hotel Clio, using proceeds from our senior unsecured revolving credit facility. We subsequently repaid the draw on our senior unsecured revolving credit facility using the proceeds from our Amended Credit Facility. In addition, we plan to use proceeds from our Amended Credit Facility to repay the remaining mortgage loan that matures in November 2025. As of June 30, 2025, we had $400.0 million of borrowing capacity under our senior unsecured revolving credit facility.

Our mortgage debt agreements contain “cash trap” provisions that are triggered when the hotel’s operating results fall below a certain debt service coverage ratio. When these provisions are triggered, all of the excess cash flow generated by the hotel is deposited directly into cash management accounts for the benefit of our lenders until a specified debt service coverage ratio is reached and maintained for a certain period of time. Such provisions do not allow the lender the right to accelerate repayment of the underlying debt. We had no cash traps in effect as of June 30, 2025.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2025, we had $1.0 billion of debt outstanding with a weighted average interest rate of 5.17% and a weighted average maturity date of approximately 1.4 years. As of June 30, 2025, 34 of our 36 hotels were unencumbered by mortgage debt. On July 3, 2025, we repaid the mortgage loan secured by the Hotel Clio, using proceeds from our senior unsecured revolving credit facility. On July 22, 2025, we entered into the Amended Credit Facility, which increased the size of the our existing facility from $1.2 billion to $1.5 billion and extended our maturity schedule. We utilized a portion of the incremental $300 million of proceeds under the Amended Credit Facility to repay the outstanding amount on our senior unsecured revolving credit facility, that had been drawn to payoff the mortgage loan secured by the Hotel Clio. We intend to prepay the mortgage loan secured by the Westin Boston Seaport District in September 2025. Following this repayment, we will have no debt maturities until January 2028 and our portfolio will be fully unencumbered by secured debt. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We did not sell any shares under the ATM Program during the three and six months ended June 30, 2025 and 2024.
Share Repurchase Program
On May 1, 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the six months ended June 30, 2025, we repurchased 3,097,942 shares of common stock at an average price of $7.64 per share for a total purchase price of $23.7 million under this program. During the six months ended June 30, 2024, we repurchased 2,454,307 shares of common stock at an average price of $8.39 per share for a total purchase price of $20.6 million under this program. Subsequent to June 30, 2025, we repurchased 466,919 shares of common stock at an average price of $7.64 per share for a total purchase price of $3.6 million under this program. As of August 7, 2025, we have $146.8 million of authorized capacity remaining under the share repurchase program.

Short-Term Borrowings

We currently do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

As of June 30, 2025, we were party to a Sixth Amended and Restated Credit Agreement that provided us with a $400.0 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800.0 million. The revolving credit facility was scheduled to mature on September 27, 2026, subject to customary extension options. The term loan facilities consisted of a $500.0 million term loan maturing on January 3, 2028 and a $300.0 million term loan maturing on January 3, 2026. We had the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. As of June 30, 2025, we had $400.0 million of borrowing capacity under our senior unsecured revolving credit facility. On July 2, 2025, we drew $60.0 million on our senior unsecured revolving credit facility, which was subsequently repaid.

On July 22, 2025, we entered into the Seventh Amended and Restated Credit Agreement, which provides us with a $400.0 million senior unsecured revolving credit facility and three term loan facilities in the aggregate amount of $1.1 billion The revolving credit facility (the "Revolving Credit Facility") matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures on January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of June 30, 2025, we had $52.4 million of unrestricted cash, $51.2 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $101.2 million for the six months ended June 30, 2025. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash provided by investing activities was $47.8 million for the six months ended June 30, 2025, which consisted of capital expenditures at our hotels offset by the proceeds from the sale of the Westin Washington, D.C. City Center.

Our net cash used in financing activities was $174.2 million for the six months ended June 30, 2025, which consisted of $71.1 million of mortgage debt repayments, $65.3 million of distributions paid to holders of common stock and common OP units, $23.7 million of shares repurchased under our share repurchase program, $4.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, $4.9 million of distributions paid to holders of preferred stock, $3.8 million of scheduled mortgage debt principal payments and $0.5 million of financing costs.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2025 will be the net cash flow from hotel operations, potential dispositions, and proceeds from a debt refinancing. We expect our estimated uses of cash for the remainder of the year ending December 31, 2025 will be mortgage loan maturities, potential acquisitions, scheduled debt service payments, capital expenditures, distributions to preferred and common stockholders, share repurchases and corporate expenses.

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

During 2025, we have paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08
July 11, 2025	June 30, 2025	$0.08

During 2025, we have paid the following dividends to holders of our Series A Preferred Stock:

Payment Date	Record Date	Dividend per Share
March 28, 2025	March 20, 2025	$0.515625
June 30, 2025	June 20, 2025	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2025, we have set aside $48.4 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheets.

We have invested approximately $41.3 million on capital improvements at our hotels during the six months ended June 30, 2025. In 2025, we expect to spend between $85.0 to $95.0 million on capital improvements at our hotels. Significant projects currently planned for 2025 include the following:

•Hilton Garden Inn New York / Times Square Central: The Company completed a renovation of the hotel's guestrooms during the first quarter of 2025.
•Sedona Repositioning: The Company commenced the repositioning of Orchards Inn as the Cliffs at L'Auberge on November 1, 2024. The repositioning will integrate the hotel with the adjacent L'Auberge de Sedona and includes construction of a new hillside pool and path connecting the two properties, renovation of the guestrooms and creation of a new arrival experience and new outdoor event space. The renovation of the guestrooms, arrival experience and event space was completed in May 2025. The Company expects to complete the pool and path project in the third quarter of 2025, after which the two properties will operate as one resort.
•Kimpton Hotel Palomar Phoenix: The Company commenced a renovation of the hotel's guestrooms during the second quarter of 2025, which is expected to be completed in September 2025.
•Courtyard New York Manhattan/Midtown East: The Company expects to commence a renovation of the hotel's guestrooms during the fourth quarter of 2025.

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

Use and Limitations of Non-GAAP Financial Measures

Our management and Board of Directors use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO to evaluate the performance of our hotels and to facilitate comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital intensive companies. The use of these non-GAAP financial measures has certain limitations. These non-GAAP financial measures, as presented by us, may not be comparable to non-GAAP financial measures as calculated by other real estate companies. These measures do not reflect certain expenses or expenditures that we incurred and will incur, such as depreciation, interest and capital expenditures. We compensate for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our reconciliations to the most comparable U.S. GAAP financial measures, and our consolidated statements of operations and comprehensive income and consolidated statements of cash flows, include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

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

•Other Items: From time to time we incur costs or realize gains that we consider outside the ordinary course of business and that we do not believe reflect the ongoing performance of the Company or our hotels. Such items may include, but are not limited to, the following: non-cash realized gains or losses on our deferred compensation plan assets; management or franchise contract termination fees; terminated transaction costs; gains or losses from legal settlements; costs incurred related to natural disasters; and gains on property insurance claim settlements, other than income related to business interruption insurance.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024 (As Adjusted)(1)	2025	2024 (As Adjusted)(1)

Net income	$41,039	$24,631	$52,954	$32,989
Interest expense	14,868	16,202	30,026	32,448
Income tax expense	991	1,368	149	278
Real estate related depreciation and amortization	28,156	27,873	56,048	56,186
EBITDA/EBITDAre	85,054	70,074	139,177	121,901
Non-cash lease expense and other amortization	1,284	1,555	2,583	3,073
Share-based compensation expense (2)	2,891	2,512	3,556	5,147
Hotel pre-opening costs	321	535	344	769
Terminated transaction costs	907	—	907	—
Severance costs	—	20,362		20,362
Adjusted EBITDA	90,457	95,038	146,567	151,252
Corporate expenses	5,655	5,636	12,003	11,884
Interest (income) and other (income) expense, net	(752)	(1,186)	(1,546)	(2,234)
Hotel Adjusted EBITDA	$95,360	$99,488	$157,024	$160,902

(1)Effective January 1, 2025, we exclude share-based compensation expense from our calculation of Adjusted EBITDA. Amounts reported for 2024 have been adjusted to reflect the current year presentation.
(2)For each of the three months ended June 30, 2025 and 2024, amounts include less than $0.1 million of non-cash realized gains related to our deferred compensation plan. For the six months ended June 30, 2025 and 2024, amounts include $0.7 million and less than $0.1 million, respectively, of non-cash realized gains related to our deferred compensation plan.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024 (As Adjusted)(1)		2025	2024 (As Adjusted)(1)

Net income	$41,039	$24,631		52,954	$32,989
Real estate related depreciation and amortization	28,156	27,873		56,048	56,186
FFO	69,195	52,504		109,002	89,175
Distributions to preferred stockholders	(2,454)	(2,454)		(4,908)	(4,908)
FFO available to common stock and unit holders	66,741	50,050		104,094	84,267
Non-cash lease expense and other amortization	1,470	1,555		2,945	3,073
Share-based compensation expense (2)	2,891	2,512		3,556	5,147
Terminated transaction costs	907	—		907	—
Severance costs	—	20,362		—	20,362
Hotel pre-opening costs	321	535		344	769
Adjusted FFO available to common stock and unit holders	$72,330	$75,014	$—	$111,846	$113,618

(1)Effective January 1, 2025, we exclude share-based compensation expense from our calculation of Adjusted FFO. Amounts reported for 2024 have been adjusted to reflect the current year presentation.
(2)For each of the three months ended June 30, 2025 and 2024, amounts include less than $0.1 million of non-cash realized gains related to our deferred compensation plan. For the six months ended June 30, 2025 and 2024, amounts include $0.7 million and less than $0.1 million, respectively, of non-cash realized gains related to our deferred compensation plan.

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

During the first half of 2025, inflation remained above the Federal Reserve’s long-term target, though it has moderated from the peak levels observed in recent years. The Federal Reserve maintained its benchmark interest rate during the first half of the year, signaling a cautious approach to future rate cuts as it monitors ongoing inflation trends. Any increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

Seasonality

The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. Accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under the heading “Material U.S. Federal Income Tax Considerations” in the prospectus dated August 5, 2024, contained in our Registration Statement on Form S-3 (File No. 333-281236) filed with the SEC on August 5, 2024 (the “S-3 Tax Disclosure”) and as supplemented by the disclosures under the headings “Supplemental Material U.S. Federal Income Tax Considerations” and “Risk Factors” on the Form 10-K filed with the SEC on February 28, 2025 (together with the S-3 Tax Disclosure, the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.

On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes significant changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular,

•For taxable years beginning on or after January 1, 2026, the OBBB increased the allowable percentage of a REIT’s assets that can consist of securities of taxable REIT subsidiaries, providing that not more than 25% (increased from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.

•The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning after December 31, 2025.

Additionally, the OBBB made certain changes to provisions of the Code regarding “global intangible low-tax income” or “GILTI.” Although in the past we may have been subject to those rules, we no longer have any non-U.S. taxable REIT subsidiaries and do not currently expect to be subject to the regime in the foreseeable future. Accordingly, the section of the S-3 Tax Disclosure entitled “Global Intangible Low-Tax Income” is hereby deleted.

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the S-3 Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of June 30, 2025 was $1.0 billion, of which $0.8 billion had a variable interest rate. Our primary sensitivity in 2025 is to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of June 30, 2025, the interest rate on $325 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $4.8 million annually.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the
year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2025	639,949	$7.26	639,949	$158,291
May 1 - May 31, 2025	86,960	$7.48	86,960	$157,640
June 1 - June 30, 2025	957,390	$7.60	957,390	$150,366

(1)On May 1, 2024, our board of directors approved a $200.0 million share repurchase program. The share repurchase program expires on May 1, 2026. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On July 25, 2025, we changed our transfer agent and registrar for our common stock and preferred stock from Equiniti Trust Company to Broadridge Financial Solutions, Inc.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

10.1
Seventh Amended and Restated Credit Agreement, dated as of July 22, 2025, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Bank, N.A. as joint lead arrangers and joint bookrunners, each of KeyBanc Capital Markets, Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, Capital One, National Association, BMO Capital Markets Corp., The Huntington National Bank and Truist Securities, Inc. as joint lead arrangers of certain loans under the Credit Facility, each of The Huntington National Bank and Truist Securities, Inc. as joint bookrunners of a loan under the Credit Facility, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A. as syndication agents, each of The Huntington National Bank and Truist Bank as syndication agents of a loan under the Credit Facility, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association as documentation agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association as sustainability structuring agents (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)

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

August 8, 2025

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)