Form 10-Q
period 2025-09-30
DiamondRock Hospitality Co
filed 2025-11-07
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 203,703,182 shares of its $0.01 par value common stock outstanding as of November 7, 2025.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Property and equipment, net	$2,605,828	$2,631,221
Assets held for sale	—	93,400
Right-of-use assets	89,264	89,931
Restricted cash	50,081	47,408
Due from hotel managers	173,677	145,947
Prepaid and other assets	82,217	82,963
Cash and cash equivalents	145,336	81,381
Total assets	$3,146,403	$3,172,251
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	$1,098,756	$1,095,294
Lease liabilities	86,585	85,235
Due to hotel managers	132,574	121,734
Liabilities of assets held for sale	—	3,352
Deferred rent	76,680	73,535
Unfavorable contract liabilities, net	56,964	58,208
Accounts payable and accrued expenses	92,466	79,201
Distributions declared and unpaid	17,430	49,034
Deferred income related to key money, net	7,482	7,726
Total liabilities	1,568,937	1,573,319
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), 4,760,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	48	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 203,903,882 and 207,592,210 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,039	2,076
Additional paid-in capital	2,233,400	2,268,521
Accumulated other comprehensive loss	(5,934)	(1,360)
Distributions in excess of earnings	(661,187)	(679,050)
Total stockholders’ equity	1,568,366	1,590,235
Noncontrolling interests	9,100	8,697
Total equity	1,577,466	1,598,932
Total liabilities and equity	$3,146,403	$3,172,251

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Revenues:
Rooms	$189,088	$192,471	$550,443	$559,465
Food and beverage	67,415	65,787	213,084	212,279
Other	28,881	26,871	82,430	79,088
Total revenues	285,384	285,129	845,957	850,832
Operating Expenses:
Rooms	46,529	47,919	137,644	139,472
Food and beverage	47,181	47,319	144,146	145,275
Other departmental and support expenses	68,127	67,357	202,132	199,774
Management fees	7,096	7,093	19,520	20,411
Franchise fees	9,731	10,117	28,782	29,710
Other property-level expenses	24,967	24,752	77,883	78,558
Depreciation and amortization	28,340	28,356	84,388	84,542
Impairment losses	1,076	1,596	1,076	1,596
Corporate expenses	8,567	7,660	25,715	45,083
Total operating expenses	241,614	242,169	721,286	744,421
Interest expense	17,111	16,986	47,137	49,434
Interest (income) and other (income) expense, net	(2,298)	(1,001)	(4,526)	(3,265)
Loss on debt extinguishment	5,850	—	5,850	—
Total other expenses, net	20,663	15,985	48,461	46,169
Income before income taxes	23,107	26,975	76,210	60,242
Income tax expense	(469)	(418)	(618)	(696)
Net income	22,638	26,557	75,592	59,546
Less: Net income attributable to noncontrolling interests	(113)	(125)	(375)	(256)
Net income attributable to the Company	22,525	26,432	75,217	59,290
Distributions to preferred stockholders	(2,454)	(2,454)	(7,362)	(7,362)
Net income attributable to common stockholders	$20,071	$23,978	$67,855	$51,928

Earnings per share:
Earnings per share available to common stockholders—basic	$0.10	$0.11	$0.33	$0.25
Earnings per share available to common stockholders—diluted	$0.10	$0.11	$0.33	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Comprehensive Income:
Net income	$22,638	$26,557	$75,592	$59,546
Other comprehensive income:
Unrealized loss on interest rate derivative instruments	(664)	(4,237)	(4,505)	(4,631)
Unrealized gain on Rabbi Trust assets	215	298	607	650
Amounts reclassified from other comprehensive income	(15)	—	(699)	—
Comprehensive income	22,174	22,618	70,995	55,565
Comprehensive income attributable to noncontrolling interests	(111)	(106)	(352)	(240)
Comprehensive income attributable to the Company	$22,063	$22,512	$70,643	$55,325

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	$(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	11,857	11,857	58	11,915
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,535)	—	(2,535)	(13)	(2,548)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	54	—	54	—	54
Amounts reclassified from other comprehensive income	—	—	—	—	—	(670)	—	(670)	(3)	(673)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,781)	(16,781)	(91)	(16,872)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)		(2,454)
Share-based compensation	—	—	1,379,495	14	1,180	—	—	1,194	108	1,302
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(585,127)	(6)	(4,882)	—	—	(4,888)	—	(4,888)
Common stock repurchased and retired	—	—	(1,413,643)	(15)	(11,101)	—	—	(11,116)	—	(11,116)
Balance at March 31, 2025	4,760,000	$48	206,972,935	$2,069	$2,253,718	$(4,511)	$(686,428)	$1,564,896	$8,756	$1,573,652
Net income	—	—	—	—	—	—	40,835	40,835	204	41,039
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,287)	—	(1,287)	(6)	(1,293)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	336	—	336	2	338
Amounts reclassified from other comprehensive income						(11)		(11)	—	(11)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,674)	(16,674)	(91)	(16,765)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	86,958	1	2,471	—	—	2,472	108	2,580
Common stock repurchased and retired	—	—	(1,684,299)	(17)	(12,571)	—	—	(12,588)	—	(12,588)
Balance at June 30, 2025	4,760,000	$48	205,375,594	$2,053	$2,243,618	$(5,473)	$(664,721)	$1,575,525	$8,973	$1,584,498
Net income	—	—	—	—	—	—	22,525	22,525	113	22,638
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(660)	—	(660)	(4)	(664)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	214	—	214	1	215
Amounts reclassified from other comprehensive income	—	—	—	—	—	(15)	—	(15)	—	(15)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,537)	(16,537)	(90)	(16,627)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	52,379	1	1,747	—	—	1,748	107	1,855
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(24,091)	—	(165)	—	—	(165)	—	(165)
Common stock repurchased and retired	—	—	(1,500,000)	(15)	(11,800)	—	—	(11,815)	—	(11,815)
Balance at September 30, 2025	4,760,000	$48	203,903,882	$2,039	$2,233,400	$(5,934)	$(661,187)	$1,568,366	$9,100	$1,577,466

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	8,328	8,328	30	8,358
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	957	—	957	3	960
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	298	—	298	1	299
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,301)	(6,301)	(31)	(6,332)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	753,860	7	1,895	—	—	1,902	433	2,335
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(316,624)	(3)	(2,904)	—	—	(2,907)	—	(2,907)
Balance at March 31, 2024	4,760,000	$48	210,064,433	$2,100	$2,290,288	$(781)	$(649,757)	$1,641,898	$7,344	$1,649,242
Net income	—	—	—	—	—	—	24,530	24,530	101	24,631
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,349)	—	(1,349)	(5)	(1,354)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	53	—	53	—	53
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,238)	(6,238)	(34)	(6,272)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	503,457	5	6,250	—	—	6,255	1,272	7,527
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(195,404)	(2)	(1,729)	—	—	(1,731)	—	(1,731)
Common stock repurchased and retired	—	—	(2,454,307)	(24)	(20,586)	—	—	(20,610)	—	(20,610)
Balance at June 30, 2024	4,760,000	$48	207,918,179	$2,079	$2,274,223	$(2,077)	$(633,919)	$1,640,354	$8,678	$1,649,032
Net income	—	—	—	—	—		26,432	26,432	125	26,557
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(4,217)	—	(4,217)	(20)	(4,237)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	297	—	297	1	298
Distributions on common stock/units ($0.03 per common share/unit)	—	—	—	—	—	—	(6,993)	(6,993)	(34)	(7,027)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	28,474	1	1,082	—	—	1,083	—	1,083
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(9,597)	—	9	—	—	9	—	9
Common stock repurchased and retired	—	—	(660,569)	(7)	(5,376)	—	—	(5,383)	—	(5,383)
Balance at September 30, 2024	4,760,000	$48	207,276,487	$2,073	$2,269,938	$(5,997)	$(616,934)	$1,649,128	$8,750	$1,657,878

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$75,592	$59,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,388	84,542
Corporate asset depreciation as corporate expenses	104	107
Loss on debt extinguishment	5,850	—
Non-cash lease expense and other amortization	3,862	4,604
Amortization of debt issuance costs	1,550	1,505
Impairment losses	1,076	1,596
Amortization of deferred income related to key money	(259)	(323)
Share-based compensation	5,737	10,945
Changes in assets and liabilities:
Prepaid expenses and other assets	(1,274)	(1,580)
Due to/from hotel managers	(15,915)	(13,780)
Accounts payable and accrued expenses	15,019	1,453
Net cash provided by operating activities	175,730	148,615
Cash flows from investing activities:
Capital expenditures	(60,941)	(58,407)
Net proceeds from sale of hotel property	89,023	—
Net cash provided by (used in) investing activities	28,082	(58,407)
Cash flows from financing activities:
Mortgage debt principal payments	(295,808)	(80,323)
Proceeds from senior unsecured term loan	300,000	—
Draws on senior unsecured credit facility	60,000	—
Repayments of senior unsecured credit facility	(60,000)	—
Payment of financing costs	(11,574)	—
Distributions on common stock and units	(81,868)	(19,292)
Distributions on preferred stock	(7,362)	(7,362)
Repurchases of common stock	(35,519)	(25,993)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(5,053)	(4,629)
Net cash used in financing activities	(137,184)	(137,599)
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,628	(47,391)
Cash, cash equivalents, and restricted cash at beginning of period	128,789	167,171
Cash, cash equivalents, and restricted cash at end of period	$195,417	$119,780

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$43,972	$48,646
Cash paid for income taxes, net of refunds	$726	$3,451
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$17,430	$6,664
Accrued capital expenditures	$3,934	$3,814

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$145,336	$81,381
Restricted cash	50,081	47,408
Total cash, cash equivalents and restricted cash	$195,417	$128,789

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of September 30, 2025, we owned 36 hotels with 9,595 guest rooms. Our portfolio is concentrated in major urban markets and destination resort locations. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. Each hotel is uniquely positioned to maximize the cash flow and value; accordingly, nearly 40% of our portfolio is operated as an independent hotel and the remainder are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Hilton Worldwide, or IHG Hotels & Resorts).

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of September 30, 2025. The remaining 0.5% of the common OP units are held by third parties and executive officers of the Company. See Note 8 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with U.S. GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and/or dispositions of hotel properties.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, entities to disclose additional information with respect to their effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company's adoption of ASU 2023-09 in its Annual Report on Form 10-K for the year ended December 31, 2025 will not have a material impact on its consolidated financial statements and disclosures.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$570,386	$570,386
Land improvements	2,400	2,400
Buildings and site improvements	2,863,571	2,812,461
Furniture, fixtures and equipment	218,045	200,415
Construction in progress	14,534	24,969
	3,668,936	3,610,631
Less: accumulated depreciation	(1,063,108)	(979,410)
	$2,605,828	$2,631,221

As of September 30, 2025 and December 31, 2024, we had accrued capital expenditures of $3.9 million and $5.4 million, respectively. During the three and nine months ended September 30, 2025, we recorded an impairment loss of $1.1 million related to the write-off of construction in progress that was determined not to be recoverable.

4. Hotel Dispositions

On February 19, 2025, we sold the Westin Washington, D.C. City Center to an unaffiliated third party for $92.0 million. During the fourth quarter of 2024, we evaluated the recoverability of the carrying amount of the Westin Washington, D.C. City Center as a result of our assessment that it was more likely than not that the hotel would be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $32.6 million during the fourth quarter of 2024 to adjust the hotel's carrying amount to its estimated fair value less cost to sell. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement. As of December 31, 2024, $93.4 million and $3.4 million were classified as assets held for sale and liabilities of assets held for sale, respectively. We received net proceeds of approximately $89.0 million from the transaction after consideration of transaction costs and an adjustment for the hotel's working capital.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	$—	$71,766
Hotel Clio mortgage loan	4.33%	July 2025	—	54,657
Westin Boston Seaport District mortgage loan	4.36%	November 2025	—	169,385
Unsecured term loan	SOFR + 1.35%	January 2026 (1)	—	300,000
Unsecured term loan	SOFR + 1.35% (2)	January 2028 (3)	500,000	500,000
Unsecured term loan	SOFR + 1.35% (4)	January 2029 (3)	300,000	—
Unsecured term loan	SOFR + 1.35% (4)	January 2030	300,000	—
Senior unsecured credit facility	SOFR + 1.40%	January 2030 (3)	—	—
Total debt			1,100,000	1,095,808
Unamortized debt issuance costs (5)			(1,244)	(514)
Debt, net of unamortized debt issuance costs			$1,098,756	$1,095,294
Weighted-Average Interest Rate (6)	5.31%
_______________________

(1)In connection with the Seventh Amended and Restated Credit Agreement, the existing $300.0 million unsecured term loan maturing in January 2026 was refinanced with two new $300.0 million unsecured term loans.
(2)Interest rate as of September 30, 2025 was 5.02%, which includes the effect of interest rate swaps.
(3)Maturity date may be extended for two additional six-month periods upon the payment of applicable fees and the satisfaction of certain customary conditions.
(4)Interest rate as of September 30, 2025 was 5.47%.
(5)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheets.
(6)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

Senior Unsecured Credit Facility and Unsecured Term Loans

Prior to July 22, 2025, we were party to a Sixth Amended and Restated Credit Agreement that provided us with a $400.0 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800.0 million. The revolving credit facility was scheduled to mature on September 27, 2026, which we could extend for an additional year upon the payment of applicable fees and satisfaction of certain standard conditions. The term loan facilities consisted of a $500.0 million term loan maturing on January 3, 2028 and a $300.0 million term loan maturing January 3, 2026. We had the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions. On July 2, 2025, we drew $60.0 million on our senior unsecured revolving credit facility, which was subsequently repaid.

On July 22, 2025, we entered into the Seventh Amended and Restated Credit Agreement (the “Amended Credit Facility”). The Amended Credit Facility increased the size of the Company’s existing credit facility from $1.2 billion to $1.5 billion and extended its maturity schedule. The Amended Credit Facility provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. The Company also has the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. The incremental proceeds from the upsizing of the Amended Credit Facility were utilized to fund the three mortgage loans that matured in 2025. As of September 30, 2025, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

In connection with the amendment to the Credit Agreement, we incurred $11.1 million of debt issuance costs, of which $1.1 million was recognized as a reduction to the outstanding debt balance in our consolidated balance sheet and $4.4 million was recognized within Prepaid and Other Assets in our consolidated balance sheet. These debt issuance costs will be amortized to interest expense through the respective maturity dates of the related instruments. The remaining $5.6 million of debt issuance costs and $0.2 million of unamortized debt issuance costs were recognized as a loss on debt extinguishment in our consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2025.

As of September 30, 2025, interest was paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Amended Credit Facility, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Amended Credit Facility contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	September 30, 2025
Maximum leverage ratio (1)	60%	24.8%
Minimum fixed charge coverage ratio (2)	1.50x	3.24x
Secured recourse indebtedness	Less than 45% of Total Asset Value	0.0%
Maximum unencumbered leverage ratio	60%	32.1%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.33x
_____________________________

(1)Leverage ratio is net indebtedness, as defined in the Amended Credit Facility, divided by total asset value, defined in the Amended Credit Facility as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Amended Credit Facility as EBITDA less FF&E reserves, for the most recent trailing 12 month period, to fixed charges, which is defined in the Amended Credit Facility as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same 12 month period.

Mortgage Debt

We previously incurred limited recourse, property specific mortgage debt secured by certain of our hotels. On May 6, 2025, we repaid the Worthington Renaissance Fort Worth Hotel mortgage loan using cash on hand. On July 2, 2025, we drew $60.0 million on our revolving credit facility, the proceeds from which were used to repay the Hotel Clio mortgage loan on its maturity date of July 3, 2025. The $60.0 million draw was repaid on July 22, 2025. On September 5, 2025, we repaid the Westin Boston Seaport District mortgage loan using proceeds from the Amended Credit Facility. Following this repayment, the Company's portfolio is fully unencumbered by secured debt.

The components of the Company's interest expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unsecured term loan interest	$14,223	$12,665	$35,853	$35,419
Mortgage debt interest	1,414	3,527	7,205	11,572
Credit facility interest and unused fees	504	315	1,124	938
Amortization of debt issuance costs	494	479	1,550	1,505
Finance lease expense(1)	476	—	$1,405	$—
	$17,111	$16,986	$47,137	$49,434
_____________
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

6. Derivatives

We have the following derivatives (dollars in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2025	December 31, 2024
Unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	$(61)	$1,328
Unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	4	747
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	42	757
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	42	758
Unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	134	456
Unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	140	628
Unsecured term loans	Swap	3.23%	SOFR	January 2, 2026	January 1, 2029	$75,000	(133)	—
							$168	$4,674

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2025, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. On October 15, 2025, we entered into an additional interest rate swap agreement for a notional amount of $50 million that will be effective January 4, 2027.

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2025	2024	2025	2024
Loss recognized in other comprehensive income	Unrealized loss on interest rate derivative instruments	$664	$4,237	$4,505	$4,631
Interest income for derivatives that were designated as cash flow hedges	Interest expense	$(847)	$(1,155)	$(2,485)	$(5,863)

During the next 12 months, we estimate that $0.8 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,098,756	$1,100,000	$1,095,294	$1,092,443
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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three and nine months ended September 30, 2025.

Our board of directors has authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the nine months ended September 30, 2025, we repurchased 4,597,942 shares of common stock at an average price of $7.71 per share for a total purchase price of $35.5 million under this program. During the nine months ended September 30, 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million under this program. Subsequent to September 30, 2025, we repurchased 200,700 shares of common stock at an average price of $7.93 per share for a total purchase price of $1.6 million under this program. As of November 7, 2025, we have $137.0 million of authorized capacity remaining under the share repurchase program.

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

As of September 30, 2025 and December 31, 2024, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference each of $25.00 per share. On August 31, 2025, the Series A Preferred Stock became redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of September 30, 2025, there were 421,244 common OP units still outstanding; the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

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

There were 1,041,362 and 994,653 common OP units held by third parties and executive officers of the Company as of September 30, 2025 and December 31, 2024, respectively. There were 93,418 and 140,127 unvested LTIP units outstanding as of September 30, 2025 and December 31, 2024, respectively.

Dividends and Distributions

During 2025, we paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08
July 11, 2025	June 30, 2025	$0.08
October 14, 2025	September 30, 2025	$0.08

During 2025, we paid the following dividends to holders of our Series A Preferred Stock:

Payment Date	Record Date	Dividend per Share
March 28, 2025	March 20, 2025	$0.515625
June 30, 2025	June 20, 2025	$0.515625
September 30, 2025	September 19, 2025	$0.515625

9. Equity Incentive Plans

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the "2024 Plan"), of which we have issued or committed to issue 2,513,961 shares as of September 30, 2025. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2025 to September 30, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	621,595	$8.90
Granted	478,098	8.21
Vested	(257,980)	8.97
Unvested balance at September 30, 2025	841,713	$8.49

The total unvested restricted stock awards as of September 30, 2025 are expected to vest as follows: 401,192 during 2026, 271,922 during 2027, 167,338 during 2028, and 1,261 during 2029. As of September 30, 2025, the unrecognized compensation cost related to restricted stock awards was $5.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.9 million and $2.3 million of compensation expense related to restricted stock awards for the three and nine months ended September 30, 2025, respectively. We recorded $0.6 million and $4.5 million of compensation expense related to restricted stock awards for the three and nine months ended September 30, 2024, respectively, which included $2.0 million of accelerated compensation expense related to restricted stock awards for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.
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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs (1)
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	N/A
______________________
(1)There were no hotel market share PSUs granted in 2025.

A summary of our PSUs from January 1, 2025 to September 30, 2025 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	1,108,574	$9.02
Granted	607,533	10.16
Additional units from dividends	74,491	8.08
Vested (1)	(342,042)	9.62
Unvested balance at September 30, 2025	1,448,556	$9.31
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2025 was equal to 101.26% of the PSU Target Award.

The total unvested PSUs as of September 30, 2025 are expected to vest as follows: 394,436 during 2026, 427,274 during 2027, and 626,846 during 2028. The number of shares earned upon vesting is subject to the attainment of the performance targets described above. As of September 30, 2025, the unrecognized compensation cost related to the PSUs was $6.0 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded $0.9 million and $2.2 million of compensation expense related to the PSUs for the three and nine months ended September 30, 2025, respectively. We recorded $0.4 million and $3.8 million of compensation expense related to the PSUs for the three and nine months ended September 30, 2024, respectively, which included $1.8 million of accelerated compensation expense related to PSUs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. These awards will vest at 100% of the PSU Target Award based on their original vesting schedule.

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
A summary of our LTIP units from January 1, 2025 to September 30, 2025 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2025	140,127	$8.90
Vested (1)	(46,709)	8.90
Unvested balance at September 30, 2025	93,418	$8.90
______________________
(1)As of September 30, 2025, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of September 30, 2025 are expected to vest as follows: 46,709 during both 2026 and 2027. As of September 30, 2025, the unrecognized compensation cost related to LTIP unit awards was $0.6 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 19 months. We recorded $0.1 million and $0.3 million of compensation expense related to LTIP unit awards for the three and nine months ended September 30, 2025, respectively. We recorded $0.1 million and $1.9 million of compensation expense related to LTIP unit awards for the three and nine months ended September 30, 2024, respectively, which included $1.2 million of accelerated compensation expense related to LTIPs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.

10. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders (in thousands)	$20,071	$23,978	$67,855	$51,928
Denominator:
Weighted-average number of common shares outstanding—basic	205,407,644	209,339,807	206,896,023	210,729,779
Effect of dilutive securities:
Unvested restricted common stock	186,459	135,553	187,326	125,819
Shares related to unvested PSUs	798,831	732,721	835,157	744,516
Weighted-average number of common shares outstanding—diluted	206,392,934	210,208,081	207,918,506	211,600,114
Earnings per share:
Earnings per share available to common stockholders—basic	$0.10	$0.11	$0.33	$0.25
Earnings per share available to common stockholders—diluted	$0.10	$0.11	$0.33	$0.25

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

The CODM evaluates the hotel ownership segment primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“Hotel Adjusted EBITDA”). The CODM uses Hotel Adjusted EBITDA to evaluate the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis, in order to make informed decisions on how to allocate resources. Hotel Adjusted EBITDA is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM’s analysis in making day-to-day operating decisions:

▪Non-cash lease expense and other amortization
▪Cumulative effect of a change in accounting principles
▪Gains or losses from debt extinguishment
▪Hotel acquisition costs
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

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Hotel ownership revenue	$285,384	$285,129	$845,957	$850,832
Total consolidated revenue	285,384	285,129	845,957	850,832

Significant expenses:
Rooms expense	46,529	47,919	137,644	139,472
Food and beverage expense	47,181	47,319	144,146	145,275
Other departmental and support expenses	68,127	67,357	202,132	199,774
Management fees	7,492	7,491	20,711	21,604
Franchise fees	9,731	10,117	28,782	29,710
Property taxes	14,560	12,923	45,504	38,996
Total significant expenses	193,620	193,126	578,919	574,831

Other segment expenses:
Other hotel expenses(1)	8,596	9,744	26,846	32,840

Hotel Adjusted EBITDA:	83,168	82,259	240,192	243,161

Non-cash lease expense and other amortization	1,279	1,531	3,862	4,604
Hotel pre-opening and manager transition items	135	156	479	925
Loss on debt extinguishment	5,850	—	5,850	—
Depreciation and amortization	28,340	28,356	84,388	84,542
Corporate expenses	8,567	7,660	25,715	45,083
Interest expense	17,111	16,986	47,137	49,434
Interest income	(2,202)	(967)	(3,785)	(3,185)
Impairment loss	1,076	1,596	1,076	1,596
Other (income) expense, net	(95)	(34)	(740)	(80)
Income tax expense	469	418	618	696
Consolidated net income:	$22,638	$26,557	$75,592	$59,546

_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	September 30, 2025	December 31, 2024
Hotel ownership	$2,974,249	$3,063,835
All other	172,154	108,416
Total assets	$3,146,403	$3,172,251

Total capital expenditures related to our hotel ownership segment were $19.7 million and $60.9 million for the three and nine months ended September 30, 2025, respectively. Total capital expenditures related to our hotel ownership segment were $22.6 million and $58.4 million for the three and nine months ended September 30, 2024, respectively.

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

Commitments

In October 2024, we executed an extension of the ground lease underlying the Courtyard New York Manhattan/Fifth Avenue to add a second renewal option for an additional 36 years. Our ability to exercise the second renewal option is contingent on the Company spending no less than $7.0 million on capital improvements by the end of 2026 (the “Capital Improvement Plan”). If we satisfy the Capital Improvement Plan contingency and exercise all renewal options, the ground lease would expire in October 2121.

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

Overview

DiamondRock Hospitality Company is a lodging-focused Maryland corporation operating as a REIT for U.S. federal income tax purposes. As of September 30, 2025, we owned a portfolio of 36 premium hotels and resorts that contain 9,595 guest rooms located in 26 different markets in the United States. The markets that we target are those that we believe align with our strategic objectives, which include investing in assets in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those markets that are considered to have high growth potential.

As an owner, rather than an operator, of lodging properties, we receive all operating profits or losses generated by our hotels after the payment of fees due to hotel managers and hotel brands, which are calculated based on the revenues and profitability of each hotel.

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

Occupancy, ADR and RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, is an important statistic for monitoring operating performance at the individual hotel level and across our business as a whole. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. ADR and RevPAR include only room revenue. Room revenue comprised approximately 65% of our total revenues for the nine months ended September 30, 2025 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Outlook

Like other companies in our industry, we are subject to changes in the macroeconomic, political, and regulatory environments and the impacts of recently implemented and newly proposed tariffs. These factors have contributed to a decline in leisure transient travel in and international travel to the United States. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations and cash flow, which are dependent on future developments, including as a result of those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Our Hotels

The following tables set forth certain operating information for the nine months ended September 30, 2025 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	% Change from 2024 RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	64.6%	$258.90	$167.19	5.8%
Westin Boston Seaport District	Boston, Massachusetts	793	84.7%	272.97	231.30	1.4%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	70.9%	206.36	146.23	10.7%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	72.3%	202.77	146.68	(0.6)%
Westin San Diego Bayview	San Diego, California	436	80.7%	231.56	186.76	9.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	75.8%	257.61	195.37	(4.2)%
Westin Washington, D.C. City Center (1)	Washington, D.C.	410	45.4%	254.66	115.57	1.2%
The Dagny Boston	Boston, Massachusetts	403	85.5%	293.84	251.34	6.7%
The Hythe Vail	Vail, Colorado	344	61.6%	439.91	271.08	0.4%
Courtyard New York Manhattan/Midtown East	New York, New York	321	90.0%	319.48	287.66	(4.1)%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	67.7%	164.45	111.27	8.9%
The Gwen Hotel	Chicago, Illinois	311	75.0%	316.48	237.38	6.4%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	88.1%	263.89	232.51	4.0%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	67.9%	169.96	115.35	(8.3)%
Henderson Beach Resort	Destin, Florida	270	60.7%	401.22	243.64	(3.2)%
AC Hotel Minneapolis Downtown (2)	Minneapolis, Minnesota	245	60.4%	158.85	95.89	(7.3)%
Hotel Champlain Burlington	Burlington, Vermont	258	71.6%	223.85	160.20	(9.6)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	65.6%	237.48	155.74	(8.9)%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	67.7%	235.13	159.08	(3.9)%
Hotel Clio	Denver, Colorado	199	78.5%	319.01	250.31	3.4%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	97.3%	294.81	286.72	14.0%
Margaritaville Beach House Key West	Key West, Florida	186	83.4%	382.35	318.88	(5.7)%
The Lodge at Sonoma Resort	Sonoma, California	182	71.6%	423.67	303.17	11.6%
Courtyard Denver Downtown	Denver, Colorado	177	80.1%	213.38	170.99	3.7%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	88.6%	345.52	306.19	1.6%
Kimpton Shorebreak Resort Huntington Beach Resort	Huntington Beach, California	157	81.1%	315.75	256.18	(6.9)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	59.6%	581.03	346.57	—%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	69.4%	233.04	161.73	6.4%
Havana Cabana Key West	Key West, Florida	106	72.4%	270.83	195.97	(18.7)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	74.2%	608.57	451.71	(4.6)%
Hotel Emblem San Francisco	San Francisco, California	96	62.1%	207.65	128.86	(0.1)%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	72.9%	204.54	149.04	(0.8)%
L'Auberge de Sedona	Sedona, Arizona	88	67.3%	785.21	528.31	(5.3)%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	64.2%	442.14	283.84	1.4%
The Cliffs at L'Auberge (3)	Sedona, Arizona	70	12.8%	356.63	45.52	(71.4)%
Lake Austin Spa Resort	Austin, Texas	40	52.1%	1,055.97	550.61	(8.9)%
Henderson Park Inn	Destin, Florida	37	72.8%	589.54	428.92	2.7%
TOTAL/WEIGHTED AVERAGE		10,005	73.2%	$284.93	$208.54	0.6%
____________________
(1)The percentage change from 2024 RevPAR reflects the comparable period in 2024 to our 2025 ownership period from January 1, 2025 until the hotel was sold on February 19, 2025.
(2)The hotel was acquired on November 12, 2024. The percentage change from 2024 RevPAR reflects the comparable period in 2024 under prior ownership to our 2025 ownership period.
(3)The hotel was closed for renovation from January 1, 2025 until May 15, 2025, during the nine months ended September 30, 2025.

Results of Operations

All properties owned during the periods presented have been included in our results of operations during the respective periods since their date of acquisition or through their date of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2025 and 2024. The AC Hotel Minneapolis Downtown was acquired on November 12, 2024 and will hereinafter be referred to as our “2024 Acquisition.” The Westin Washington, D.C. City Center was sold on February 19, 2025, and will hereinafter be referred to as our “2025 Disposition.”

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

Revenue. Revenue consists of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Rooms	$189,088	$192,471	$(3,383)	(1.8)%
Food and beverage	67,415	65,787	1,628	2.5%
Other	28,881	26,871	2,010	7.5%
Total revenues	$285,384	$285,129	$255	0.1%

Our total revenues increased $0.3 million from the three months ended September 30, 2024 to the three months ended September 30, 2025.

Rooms revenues decreased by $3.4 million from the three months ended September 30, 2024 to the three months ended September 30, 2025. A decrease of $5.9 million was attributable to our 2025 Disposition, offset by an increase of $2.9 million due to our 2024 Acquisition. The remaining decrease was due to lower group and leisure transient revenues, partially offset by an increase in business transient revenues.

The following are key hotel operating statistics for the three months ended September 30, 2025 and 2024. The 2024 operating statistics reflect the period in 2024 comparable to our ownership period in 2025 for the 2024 Acquisition and 2025 Disposition.

	Three Months Ended September 30,
	2025	2024	% Change
Occupancy %	76.2%	76.2%	—%
ADR	$281.05	$282.05	(0.4)%
RevPAR	$214.21	$214.79	(0.3)%

Food and beverage revenues increased $1.6 million from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily due to an increase in banquet and catering revenues, offset by a decrease of $1.1 million due to our 2025 Disposition.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.0 million from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily due to an increase in resort fees and, to a lesser extent, spa and parking revenues.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Rooms	$46,529	$47,919	$(1,390)	(2.9)%
Food and beverage	47,181	47,319	(138)	(0.3)%
Other departmental and support expenses	68,127	67,357	770	1.1%
Management fees	7,096	7,093	3	—%
Franchise fees	9,731	10,117	(386)	(3.8)%
Other property-level expenses	24,967	24,752	215	0.9%
Total hotel operating expenses	$203,631	$204,557	$(926)	(0.5)%

Our hotel operating expenses decreased $0.9 million from the three months ended September 30, 2024 to the three months ended September 30, 2025. A decrease of $5.9 million was attributable to our 2025 Disposition, which was partially offset by an increase of $2.1 million due to our 2024 Acquisition. The offsetting increase was due to higher property tax assessments, primarily related to our Chicago properties.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained approximately flat from the three months ended September 30, 2024 to the three months ended September 30, 2025.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $0.9 million from the three months ended September 30, 2024 to the three months ended September 30, 2025, primarily due to an increase in share-based compensation.

Interest expense. Our interest expense increased $0.1 million from the three months ended September 30, 2024 to the three months ended September 30, 2025 and was comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Unsecured term loan interest	$14,223	$12,665	$1,558	12.3%
Mortgage debt interest	1,414	3,527	(2,113)	(59.9)%
Credit facility interest and unused fees	504	315	189	60.0%
Amortization of debt issuance costs	494	479	15	3.1%
Finance lease expense(1)	476	—	476	—%
	$17,111	$16,986	$125	0.7%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The increase in interest expense was primarily due to the Amended Credit Facility executed in the third quarter of 2025 which increased our unsecured term loans by $300.0 million, offset by our mortgage debt repayments in 2025.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

Revenue. Revenue consists of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Rooms	$550,443	$559,465	$(9,022)	(1.6)%
Food and beverage	213,084	212,279	805	0.4%
Other	82,430	79,088	3,342	4.2%
Total revenues	$845,957	$850,832	$(4,875)	(0.6)%

Our total revenues decreased $4.9 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025.

Rooms revenues decreased by $9.0 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. A decrease of $16.7 million was attributable to our 2025 Disposition, which was partially offset by an increase of $6.4 million due to our 2024 Acquisition. The offsetting increase of $1.3 million was due to growth in group and business transient revenues, partially offset by lower leisure transient revenue.

The following are key hotel operating statistics for the nine months ended September 30, 2025 and 2024. The 2024 operating statistics reflect the period in 2024 comparable to our ownership period in 2025 for the 2024 Acquisition and 2025 Disposition.

	Nine Months Ended September 30,
	2025	2024	% Change
Occupancy %	73.2%	73.7%	(0.5)%
ADR	$284.93	$281.47	1.2%
RevPAR	$208.54	$207.36	0.6%

Food and beverage revenues increased $0.8 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025. A decrease of $4.0 million due to our 2025 Disposition was than offset by an increase in banquet and catering revenues, primarily at the Chicago Marriott.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $3.3 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to the implementation of a resort fee at the Bourbon Orleans Hotel, as well as an increase in spa and parking revenue.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Rooms	$137,644	$139,472	$(1,828)	(1.3)%
Food and beverage	144,146	145,275	(1,129)	(0.8)%
Other departmental and support expenses	202,132	199,774	2,358	1.2%
Management fees	19,520	20,411	(891)	(4.4)%
Franchise fees	28,782	29,710	(928)	(3.1)%
Other property-level expenses	77,883	78,558	(675)	(0.9)%
Total hotel operating expenses	$610,107	$613,200	$(3,093)	(0.5)%

Our hotel operating expenses decreased $3.1 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, with $15.0 million of such decrease attributable to our 2025 Disposition, partially offset by an increase of $5.4 million due to our 2024 Acquisition. The offsetting increase was due to higher property tax assessments, primarily related to our Chicago properties.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense remained approximately flat from the nine months ended September 30, 2024 to the nine months ended September 30, 2025.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses decreased $19.4 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to severance expense recognized during the nine months ended September 30, 2024, in connection with the leadership changes made in April 2024.

Interest expense. Our interest expense decreased $2.3 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 and was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Unsecured term loan interest	$35,853	$35,419	$434	1.2%
Mortgage debt interest	7,205	11,572	(4,367)	(37.7)%
Credit facility interest and unused fees	1,124	938	186	19.8%
Amortization of debt issuance costs	1,550	1,505	45	3.0%
Finance lease expense(1)	1,405	—	1,405	—%
	$47,137	$49,434	$(2,297)	(4.6)%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The decrease in interest expense is primarily due to our mortgage debt repayments in 2025.

Liquidity and Capital Resources

Our short-term liquidity requirements consists primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, distributions to our common and preferred stockholders, and the potential redemption of Series A Preferred Stock, which became redeemable on August 31, 2025.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, certain redemptions of limited operating partnership units (“common OP units”), ground lease payments, share repurchases, making distributions to our common and preferred stockholders, and the potential redemption of Series A Preferred Stock. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered in order to provide balance sheet flexibility. As of September 30, 2025, our portfolio is fully unencumbered by secured debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2025, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.31% and a weighted average maturity date of approximately 3.1 years. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We did not sell any shares under the ATM Program during the three and nine months ended September 30, 2025 and 2024.
Share Repurchase Program
On May 1, 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the nine months ended September 30, 2025, we repurchased 4,597,942 shares of common stock at an average price of $7.71 per share for a total purchase price of $35.5 million under this program. During the nine months ended September 30, 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million under this program. Subsequent to September 30, 2025, we repurchased 200,700 shares of common stock at an average price of $7.93 per share for a total purchase price of $1.6 million under this program. As of November 7, 2025, we have $137.0 million of authorized capacity remaining under the share repurchase program.

Short-Term Borrowings

We currently do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

Prior to July 22, 2025, we were party to a Sixth Amended and Restated Credit Agreement that provided us with a $400.0 million senior unsecured revolving credit facility and two term loan facilities in the aggregate amount of $800.0 million. The revolving credit facility was scheduled to mature on September 27, 2026, subject to customary extension options. The term loan facilities consisted of a $500.0 million term loan maturing on January 3, 2028 and a $300.0 million term loan maturing on January 3, 2026. We had the right to increase the aggregate amount of the facilities to $1.4 billion upon the satisfaction of certain standard conditions.

On July 22, 2025, we entered into the Seventh Amended and Restated Credit Agreement, which provides us with a $400.0 million senior unsecured revolving credit facility and three term loan facilities in the aggregate amount of $1.1 billion The revolving credit facility (the "Revolving Credit Facility") matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures on January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. As of September 30, 2025, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of September 30, 2025, we had $145.3 million of unrestricted cash, $50.1 million of restricted cash and no outstanding borrowings on our senior unsecured credit facility.

Our net cash provided by operations was $175.7 million for the nine months ended September 30, 2025. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash provided by investing activities was $28.1 million for the nine months ended September 30, 2025, which consisted of capital expenditures at our hotels offset by the proceeds from the sale of the Westin Washington, D.C. City Center.

Our net cash used in financing activities was $137.2 million for the nine months ended September 30, 2025, which consisted of $295.8 million of mortgage debt repayments, $89.2 million of distributions paid to holders of common and preferred stock, $35.5 million of shares repurchased under our share repurchase program, $11.6 million of financing costs, $5.1 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations, partially offset by $300.0 million of term loan proceeds.

We currently anticipate our significant source of cash for the remainder of the year ending December 31, 2025 will be the net cash flow from hotel operations and potential dispositions. We expect our estimated uses of cash for the remainder of the year ending December 31, 2025 will be debt service payments, capital expenditures, distributions to preferred and common stockholders, share repurchases, corporate expenses, and the potential redemption of Series A Preferred Stock.

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

During 2025, we have paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08
July 11, 2025	June 30, 2025	$0.08
October 14, 2025	September 30, 2025	$0.08

During 2025, we have paid the following dividends to holders of our Series A Preferred Stock:

Payment Date	Record Date	Dividend per Share
March 28, 2025	March 20, 2025	$0.515625
June 30, 2025	June 20, 2025	$0.515625
September 30, 2025	September 19, 2025	$0.515625

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of September 30, 2025, we have set aside $50.0 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheets.

We have invested approximately $60.9 million on capital improvements at our hotels during the nine months ended September 30, 2025. In 2025, we expect to spend between $85.0 to $90.0 million on capital improvements at our hotels. Significant projects currently planned or completed in 2025 include the following:

•Hilton Garden Inn New York / Times Square Central: We completed a renovation of the hotel's guestrooms during the first quarter of 2025.
•Sedona Repositioning: We completed the repositioning of Orchards Inn as the Cliffs at L'Auberge during the third quarter of 2025, which integrated the hotel with the adjacent L'Auberge de Sedona and included construction of a new hillside pool and path connecting the two properties, renovation of the guestrooms and creation of a new arrival experience and new outdoor event space. The renovation of the guestrooms, arrival experience and event space was completed in May 2025 and the pool and path connection were completed in September 2025.
•Kimpton Hotel Palomar Phoenix: We completed a renovation of the hotel's guestrooms during the third quarter of 2025.

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

FFO

We compute FFO in accordance with standards established by Nareit, which defines FFO as net income (calculated in accordance with U.S. GAAP) excluding gains or losses from sales of properties and impairment losses, plus real estate related depreciation and amortization. We believe that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate related depreciation and amortization and gains or losses on the sale of assets. We also use FFO as one measure in assessing its operating results.

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

•Gains or Losses from Debt Extinguishment: We exclude the effect of gains or losses recorded on debt extinguishment because these gains or losses result from transaction activity related to the Company’s capital structure that we believe are not indicative of the ongoing operating performance of the Company or our hotels.

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024 (As Adjusted)(1)	2025		2024 (As Adjusted)(1)

Net income	$22,638	$26,557	$75,592		$59,546
Interest expense	17,111	16,986	47,137		49,434
Income tax expense	469	418	618		696
Real estate related depreciation and amortization	28,340	28,356	84,388		84,542
EBITDA	68,558	72,317	207,735		194,218
Impairment losses	1,076	1,596	1,076		1,596
EBITDAre	69,634	73,913	208,811		195,814
Non-cash lease expense and other amortization	1,279	1,531	3,862		4,604
Share-based compensation expense (2)	2,035	1,377	5,591		6,524
Hotel pre-opening costs	135	156	479		925
Terminated transaction costs	151	—	1,058		—
Loss on debt extinguishment	5,850	—	5,850	0	—
Severance costs	—	—	—		20,362
Adjusted EBITDA	79,084	76,977	225,651		228,229
Corporate expenses	6,365	6,263	18,368		18,147
Interest (income) and other (income) expense, net	(2,281)	(981)	(3,827)		(3,215)
Hotel Adjusted EBITDA	$83,168	$82,259	$240,192		$243,161

(1)Effective January 1, 2025, we exclude share-based compensation expense from our calculation of Adjusted EBITDA. Amounts reported for 2024 have been adjusted to reflect the current year presentation.
(2)For each of the three months ended September 30, 2025 and 2024, amounts include less than $0.1 million of non-cash realized gains related to our deferred compensation plan. For the nine months ended September 30, 2025 and 2024, amounts include $0.7 million and less than $0.1 million, respectively, of non-cash realized gains related to our deferred compensation plan.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024 (As Adjusted)(1)		2025	2024 (As Adjusted)(1)

Net income	$22,638	$26,557		75,592	$59,546
Real estate related depreciation and amortization	28,340	28,356		84,388	84,542
Impairment losses	1,076	1,596		1,076	1,596
FFO	52,054	56,509		161,056	145,684
Distributions to preferred stockholders	(2,454)	(2,454)		(7,362)	(7,362)
FFO available to common stock and unit holders	49,600	54,055		153,694	138,322
Non-cash lease expense and other amortization	1,472	1,531		4,417	4,604
Share-based compensation expense (2)	2,035	1,377		5,591	6,524
Terminated transaction costs	151	—		1,058	—
Loss on debt extinguishment	5,850	—		5,850	—
Severance costs	—	—		—	20,362
Hotel pre-opening costs	135	156		479	925
Adjusted FFO available to common stock and unit holders	$59,243	$57,119	$—	$171,089	$170,737

(1)Effective January 1, 2025, we exclude share-based compensation expense from our calculation of Adjusted FFO. Amounts reported for 2024 have been adjusted to reflect the current year presentation.
(2)For each of the three months ended September 30, 2025 and 2024, amounts include less than $0.1 million of non-cash realized gains related to our deferred compensation plan. For the nine months ended September 30, 2025 and 2024, amounts include $0.7 million and less than $0.1 million, respectively, of non-cash realized gains related to our deferred compensation plan.

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

During the first nine months of 2025, inflation remained above the Federal Reserve’s long-term target, though it has moderated from the peak levels observed in recent years. The Federal Reserve reduced its benchmark interest rate by 25 basis points in September 2025 after holding rates steady earlier in the year, signaling a cautious, data-dependent approach to any further rate cuts as it monitors ongoing inflation trends. Any increases in interest rates, or a slower-than-expected pace of rate cuts, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty, and increasing the cost of new indebtedness and servicing our outstanding variable rate debt.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed, and to which we expect to be exposed in the future, is interest rate risk. The face amount of our outstanding debt as of September 30, 2025 was $1.1 billion, all of which had a variable interest rate. Our primary sensitivity in 2025 is to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of September 30, 2025, the interest rate on $325 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. In August 2025, we executed an interest rate swap for a notional amount of $75 million, effective January 2, 2026, to replace a maturing swap. In October 2025, we entered into an additional interest rate swap for a notional amount of $50 million, effective January 4, 2027, partially replacing a maturing swap. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $7.8 million annually.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2025	223,029	$7.68	201,600	$148,822
August 1 - August 31, 2025	501,062	$7.61	498,400	$145,029
September 1 - September 30, 2025	800,000	$8.08	800,000	$138,566

(1)On May 1, 2024, our board of directors approved a $200.0 million share repurchase program. The share repurchase program expires on May 1, 2026. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.
(2)Includes shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted and performance stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

November 7, 2025

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)