Form 10-K
period 2025-12-31
DiamondRock Hospitality Co
filed 2026-02-27
CIK 1298946

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland			20-1180098
(State of Incorporation)			(I.R.S. Employer Identification No.)

7373 Wisconsin Avenue, Suite 1900	Bethesda,	Maryland	20814
(Address of Principal Executive Offices)			(Zip Code)
(240) 744-1150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value	DRH	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.6 billion (based on the closing sale price of the Registrant's Common Stock on that date as reported on the New York Stock Exchange).
The registrant had 203,703,182 shares of its $0.01 par value Common Stock outstanding as of February 26, 2026.

Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2025, are incorporated by reference in Part III herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” “strive,” “endeavor,” “mission,” “goal,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to elevated interest rates and costs due to recent inflation, job loss or growth trends, an increase in unemployment or a decrease in corporate earnings and investment;
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

SUMMARY OF RISK FACTORS

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K, are the risks that we believe are material to our investors, and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us, or that we currently believe are immaterial, may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:

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
•A decrease in business-related travel could adversely affect our profitability.
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
•Many of our costs, such as operating expenses, interest expense and acquisition and renovation costs, could be adversely impacted by periods of heightened inflation, by an increase in tariffs or any increase in costs due to supply chain issues.
•High interest rates and/or the unavailability of certain types of financing could make it difficult for us to finance properties and adversely impact the amounts, sources and costs of capital available to us in the future.
•The terms of the agreements governing our outstanding indebtedness may limit our financial and operating activities and our ability to make distributions to our stockholders and may also adversely affect our ability to incur additional debt to fund future needs.
•Failure to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.
•Our hotels are subject to risks from natural disasters, climate change, terrorism, pandemics, and other catastrophic events, which may not be fully covered by insurance and could materially and adversely affect our business.
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
•Our use of or failure to adopt advancements in information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.
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

PART I

Item 1. Business

Overview

DiamondRock Hospitality Company is a self-managed and self-administered lodging-focused real estate investment trust ("REIT") that owns a portfolio of premium hotels and resorts. As of December 31, 2025, we owned 35 hotels with 9,595 rooms located in 26 markets in the United States. The markets that we target for ownership are those that we believe align with our strategic objectives, which include those in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those we consider to have high demand growth potential. Each hotel is positioned to maximize its cash flow and value; accordingly, we choose to operate nearly 40% of our portfolio as an independent hotel and the remainder are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Hilton Worldwide, or IHG Hotels & Resorts).

We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels, and the hotel brands, in certain cases, which are based on the revenues of the hotels.

Our goal is to deliver long-term stockholder returns that exceed those generated by our peers through a combination of dividends and enduring capital appreciation. We are committed to following sound corporate governance practices and to maintaining transparent communications with our stockholders.

Our primary business is to acquire, own, renovate and asset manage premium hotel properties in the United States. All of our hotels are managed by a third party, either an independent operator or a brand operator, such as Marriott.

Our Company

We commenced operations in July 2004 and became a public reporting company in May 2005. Our common stock is listed and traded on The Nasdaq Stock Market LLC (the "Nasdaq") under the symbol “DRH”.

Our Business Strategy

Our strategy is to drive long-term value through active asset management, disciplined capital allocation and a conservative balance sheet. We regularly assess the availability and cost of capital to maximize stockholder value and minimize enterprise risk. We plan to strategically allocate capital based on our cost of capital and market conditions. If our cost of capital is attractive, we expect to:

•invest in value-enhancing capital projects across our portfolio;

•pursue strategic acquisitions in line with our target asset type;

•consider opportunistically raising equity; and

If we believe our cost of capital is elevated, we expect to create value over the long term to our stockholders by deploying investment capacity into share repurchases. Separately, we regularly evaluate opportunities to dispose of non-core hotels.

We prefer a relatively efficient capital structure and generally structure our hotel investments to be straightforward; however, we will consider a more complex transaction (e.g. the issuance of operating partnership units to limited partners or entry into a joint venture) if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

High-Quality Urban and Destination Resort Hotels

As of December 31, 2025, we owned 35 premium hotels and resorts throughout the United States. Our hotels and resorts are primarily categorized as luxury and upper upscale as defined by STR, Inc. and are generally located in high barrier-to-entry markets with multiple demand generators. Our portfolio is composed primarily of hotels and resorts located in popular leisure destinations and major urban markets. We consider lodging properties located in major urban markets and resort destinations to be the most capable of generating dynamic cash flow growth and achieving superior long-term capital appreciation.

We have enhanced our hotel portfolio over the past several years by recycling capital from non-core hotels, located in slower growth markets or requiring a significant capital investment, to higher quality hotels located primarily in urban and destination resort markets that align with our strategic goals. Over 97% of revenues for the year ended December 31, 2025 were derived from core urban and resort destination hotels. Our capital recycling program has also achieved several other important strategic portfolio goals that include improving our portfolio’s geographic, climate, operator and brand diversity. In addition, we have repositioned certain of our hotels through a change in brand, comprehensive renovation and/or change in third-party hotel manager to a more efficient operator, which further improved our portfolio's brand and management diversity.

We are highly sensitive to our cost of capital and may pursue acquisitions that create value in the near term. We will continue to evaluate opportunities to upgrade our portfolio by considering strategic acquisitions and opportunistic non-core hotel dispositions. Our acquisition strategy focuses primarily on hotels that we believe can be acquired at a discount to replacement cost and present unique value-add opportunities.

We evaluate each hotel in our portfolio to assess the optimal brand and management strategy for the individual hotel and market. We leverage the leading global hotel brands at many of our hotels, which are flagged under a brand owned by Marriott International, Inc. (“Marriott”), Hilton Worldwide Holdings Inc. (“Hilton”) or IHG Hotels & Resorts (“IHG”). We also maintain a portion of our hotels as independent lifestyle hotels. We believe that premier global hotel brands create significant value for certain hotels as a result of each brand's ability to produce incremental revenue through their strong reservation and loyalty rewards systems and sales organizations. We are also interested in owning independent or non-branded hotels located in premier or unique markets where we believe that the returns on such a hotel may be higher than if the hotel were operated under a globally-recognized brand.

Innovative Asset Management

We believe that we can create significant value in our portfolio through innovative asset management strategies such as rebranding, renovating and repositioning our hotels. We completed rebrandings at seven of our hotels since 2021. We regularly evaluate our portfolio to determine if there are additional opportunities to employ these value-add strategies.

Our asset management team is focused on improving hotel profits through revenue management strategies and cost control programs. Our asset management team also focuses on identifying new and potential value creation opportunities across our portfolio, including implementing resort or amenity fees where appropriate, creating incremental guest rooms, leasing out restaurants to more profitable third-party operators, converting underutilized space to revenue-generating meeting space, marketing underutilized midweek bookings and implementing programs to reduce energy consumption and increase labor efficiency.

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

Conservative Capital Structure

We believe that a conservative capital structure maximizes investment capacity while reducing enterprise risk. We currently employ a conservative debt profile with prudent leverage. We maintain balance sheet flexibility with our existing corporate cash, capacity under our senior unsecured credit facility and all of our hotels unencumbered by mortgage debt as of December 31, 2025. We prefer that a significant portion of our portfolio remain unencumbered by debt in order to provide maximum balance sheet flexibility. We believe it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure. Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. We may also consider entering into joint ventures or alliances with one or more third parties to pursue attractive investment opportunities.

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

As of December 31, 2025, our outstanding debt consists of unsecured term loans, and we had no outstanding borrowings under our senior unsecured credit facility. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle.

Corporate Responsibility

Our Corporate Responsibility program incorporates governance, environmental, and social initiatives in our overall business strategy, investment decisions and asset management strategies. Our Corporate Responsibility program is guided by executive and board-level oversight. The Nominating and Corporate Governance Committee is assigned to oversee the policies, strategy, and implementation of the program. In 2025, as a result of our commitment to sustainability, we were ranked first in our Hotel / United States comparison group for the GRESB Public Disclosure Report and third within the Hotel / Americas peer set for the GRESB Real Estate Benchmark Report.

We are committed to transparent reporting of our corporate responsibility initiatives. In January 2026, we published our most recent annual Corporate Responsibility Report. The annual Corporate Responsibility Report is prepared in accordance with relevant international standards and best practices, including standards developed for the real estate sector by the International Financial Reporting Standards (“IFRS”) Foundation, which was formerly known as the Sustainable Accounting Standards Board.

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

Beginning in 2021, we engaged an independent third party to verify our energy and water consumption data. The following charts display our Total Energy Consumption and Total Water Consumption for 2022 2023, and 2024, the last fiscal year for which data is available. These metrics relate to our hotels owned for the entire year presented.

We display key metrics, documents, programs and policies through the Global Reporting Initiative (“GRI”) Index, and in accordance with the GRI framework. We also display disclosures in accordance with the framework established by the Task Force on Climate-Related Financial Disclosures.

Annually, we submit a response to the GRESB survey (the “GRESB Report”) which benchmarks our approach and performance on environmental, social and governance indicators against other real estate companies. The GRESB Report is accessible on our website. The information included in or otherwise accessible through the GRESB Report is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference therein.

For more information on our Corporate Responsibility program, as well as our enterprise-wide policies, please see our current Corporate Responsibility Report available at https://investor.drhc.com/sustainability-report. The information included in or otherwise accessible through our website is not incorporated by reference in, or considered to be part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference therein.

Our Corporate Structure

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotels are owned by subsidiaries of our operating partnership, DiamondRock Hospitality Limited Partnership. We are the sole general partner of our operating partnership and own either directly or indirectly 99.5% of the limited partnership units (“common OP units”) of our operating partnership. The remaining 0.5% of the common OP units are held by third parties and current and former executive officers of the Company. Each common OP unit currently owned by holders other than us is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of our common stock or, at our election, one share of our common stock, in each case subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2025, limited partners held 1,041,362 common OP units. We may issue additional common OP units from time to time in connection with acquiring hotel properties, financing, compensation, or other reasons.

In order for the income from our hotel investments to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we must lease each of our hotels to our taxable REIT subsidiaries, or TRS, or a wholly-owned subsidiary thereof (each, a TRS lessee), or to an unrelated third party. In turn, our TRS lessees must engage a third-party management company to manage the hotels. As of December 31, 2025, we leased all of our hotels to TRS lessees, except for one hotel that is directly owned by a TRS.

The following chart shows our corporate structure as of the date of this report:

Competition

The hotel industry is highly competitive and our hotels are subject to competition from other hotels for guests. Competition is based on a number of factors, including convenience of location, reputation, brand affiliation, price, range of services, guest amenities, and quality of customer service. Competition is specific to the individual markets in which our properties are located and will include competition from existing and new hotels operated under brands in the full-service, select-service and extended-stay segments. We believe that properties flagged with a Marriott, Hilton or IHG-affiliated brand will enjoy the competitive advantages associated with their operations under such brand. We believe these global brands' reservation systems and national advertising, marketing and promotional services combined with strong management by third-party operators enable our properties to perform favorably in terms of both occupancy and room rates relative to other brands and non-branded hotels. The guest loyalty programs operated by these global brands can be a cost-effective source of guest demand that might otherwise go to competing hotels. Increased competition may have a material adverse effect on occupancy, Average Daily Rate (or ADR) and Revenue per Available Room (or RevPAR), or may require us to make capital improvements that we otherwise would not undertake, which may result in a decrease in the profitability of our hotels, reduce cash flow available for distribution, increase capital requirements, and adversely affect the value and returns of our hotels.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party internet travel intermediaries, peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked directly from owners, and other third-party providers of short-term rental properties and serviced apartments. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging.

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

Employees and Human Capital

The Company is headquartered in Bethesda, Maryland. As of December 31, 2025, we employed 35 full-time employees and did not have any part-time employees. None of our employees are members of any union. All employees involved in the day-to-day operation of our hotels are employed by third-party management companies engaged pursuant to hotel management agreements. The employees of our hotel managers at the Courtyard New York Manhattan/Fifth Avenue, Courtyard New York Manhattan/Midtown East, Hilton Garden Inn New York/Times Square Central, Westin Boston Seaport District and The Dagny Boston are currently represented by labor unions and are subject to collective bargaining agreements.

We believe prioritizing employee well-being is a key element for attracting and retaining the best and most talented employees. Our key human capital management objectives are to attract, recruit, hire, develop and promote a deep bench of talent that translates into a strong and successful workforce. To support these objectives, our human resources programs are designed to develop talent to prepare them for the critical roles and leadership positions of the future; reward and support employees through competitive pay and benefit programs; enhance our culture that is focused on providing a work environment that is free from any form of discrimination of harassment for any protected class; and evolve and invest in technology, tools, and resources to enable employees at work.

Insurance

We carry comprehensive property insurance and general liability insurance, including fire, extended coverage, windstorm, business interruption and rental loss insurance covering all of the properties in our portfolio. In addition, we carry earthquake, pollution and terrorism insurance on our properties in an amount and with deductibles which we believe are commercially reasonable. We do not carry insurance for generally uninsurable losses such as loss from riots, war or acts of God. Certain of our properties are located in areas known to be seismically active or subject to hurricanes and we believe that we have appropriate insurance for those risks, although they are subject to higher deductibles than ordinary property insurance.

Most of our hotel management agreements and our credit agreement require that we obtain and maintain property insurance, business interruption insurance, flood insurance, earthquake insurance (if the hotel is located in an “earthquake prone zone” as determined by the U.S. Geological Survey) and other customary types of insurance related to hotels. We comply with all such requirements. In addition, either we or the hotel manager are responsible for obtaining general liability insurance, workers' compensation and employer's liability insurance.

We may adjust our insurance coverage based on market conditions or changes in a property's risks or exposures. We may incur losses, including material losses, due to uninsured risks, deductibles, or losses that exceed our coverage limits.

New Tax Legislation

In July 2025, certain changes to U.S. tax law were enacted that impact us and our stockholders. Among other changes, this legislation (i) permanently extends the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code, (ii) increases the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increases the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization, and depletion from the definition of “adjusted taxable income” (i.e., based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

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

Our website is also a key source of important information about us. We post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. The website also has a Corporate Governance page that includes, among other things, copies of our charter, our bylaws, our Code of Business Conduct and Ethics and the charters for each standing committee of our Board of Directors: currently, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. We intend to disclose on our website any amendment to, or waiver of, any provisions of our Code of Business Conduct and Ethics that apply to any of our directors, executive officers or senior financial officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE. Copies of our charter, our bylaws, our Code of Business Conduct and Ethics and our SEC reports are also available in print to stockholders upon request addressed to Investor Relations, DiamondRock Hospitality Company, 7373 Wisconsin Avenue, Suite 1900, Bethesda, Maryland 20814 or through the “Information Request” section on the Investor Relations page of our website.

The information included in or otherwise accessible through our website is not incorporated by reference in, or considered to be a part of, this Annual Report on Form 10-K or any other document unless expressly incorporated by reference therein.

Supplemental Material U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosure under “Material U.S. Federal Income Tax Considerations” in the prospectus dated August 5, 2024 contained in our Registration Statement on Form S-3 filed with the SEC on August 5, 2024 (such disclosure, the “Base Disclosure”). Capitalized terms used in this section that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.

The fifth sentence of the third paragraph under the heading “Material U.S. Federal Income Tax – Qualification as a REIT – Hotels” is hereby deleted. The sixth sentence of the same paragraph is hereby deleted and replaced with the following: “The furniture, fixtures and equipment owned by us (not through our TRS lessees) account for a small portion (under 15%), determined under the methodology described above) of the total rent we receive from our lessees.”

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

We own hotels, which may be a more volatile asset class than those owned by other REITs. A typical healthcare REIT, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, engage a hotel manager pursuant to a management agreement and pay the manager a fee for managing the hotel. The TRS lessee receives all of the operating profit or losses at the hotel rather than predictable rent. Most hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, our earnings may be highly volatile.

In addition to fluctuations related to our business model, our hotels are, and will continue to be, subject to various long-term operating risks common to the hotel industry, many of which are beyond our control, including:

•dependence on business travelers and tourism, both of which vary with consumer and business confidence in the strength of the economy;

•decreases in the frequency of business travel that may result from alternatives to in-person meetings and a sustained increase in hybrid or remote work arrangements;

•decreases in tourism due to geopolitical pressures;

•competition from other hotels and alternative lodging channels located in the markets in which we own properties;

•competition from third-party internet travel intermediaries;

•an over-supply or over-building of hotels in the markets in which we own properties, which could adversely affect occupancy rates, revenues and profits at our hotels;

•increases in energy and transportation costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business travelers and tourists;

•increases in operating costs due to inflation and other factors that may not be offset by increased room rates; and

•changes in laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance.

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

Our entire business is related to the lodging industry. The performance of the lodging industry is highly cyclical and has historically been linked to key macroeconomic indicators, such as U.S. GDP growth, employment, personal discretionary spending levels, corporate earnings and investment, foreign exchange rates and travel demand. Given that our hotels are concentrated in major urban markets and destination resort locations in the U.S., our business may be particularly sensitive to changes in foreign exchange rates, elevated interest rates or a negative international perception of the U.S. arising from its political or other positions. Other macroeconomic factors, such as consumer confidence and conditions which negatively shape public perception of travel, including travel-related disruptions or incidents and their impact on travel, may have a negative effect on the lodging industry and may adversely impact our revenues and profitability.

Our hotels are subject to significant competition.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale, full-service hotels, including other lodging REITs, as well as major hospitality chains with well-established and recognized brands. Our hotels face competition for individual guests, group reservations and conference business. We also compete against smaller hotel chains and independent and local hotel owners and operators. Additionally, we face competition from peer-to-peer inventory sources that allow travelers to stay at homes and apartments booked directly from owners. New hotels may be constructed, and these additions create new competitors, in some cases without corresponding increases in demand for hotel rooms. A material increase in the supply of new hotel rooms to a market can quickly destabilize that market and existing hotels can experience rapidly decreasing RevPAR and profitability. If such over-building occurs in one or more of the markets where our hotels are located, our business, financial condition, results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

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

Many of our managers and franchisors contract with third-party internet travel intermediaries, including, but not limited to, Expedia.com and Priceline.com, to sell rooms to leisure travelers, as well as for corporate and group travel. These internet intermediaries are generally paid commissions and transaction fees before such sales. If bookings through these intermediaries increase, these internet intermediaries may be able to negotiate higher commissions, reduced room rates or other contract concessions. Further, internet intermediaries emphasize pricing and quality indicators, such as a star rating system, at the expense of brand identification. In response to these intermediaries, the brand operators and franchisors have launched initiatives to offer discounted rates for booking on their sites, which could put downward pressure on rates and revenue. In addition, an increasing number of companies have entered various aspects of the online travel market. An increase in hotel reservations made through these companies, including those that deploy artificial intelligence or automated recommendation tools, such as Google, Apple, Amazon or Meta, may reduce the value of our franchise brands, which may negatively affect our average rates and revenues. Search engines (including generative AI search) and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our profitability.

In addition to competing with traditional hotels and lodging facilities, we compete with alternative lodging, including third-party providers of short-term rental properties and serviced apartments, such as Airbnb, as well as alternative meeting and event space platforms, such as Convene. We compete based on a number of factors, including room rates, quality of accommodations, service levels, convenience of location, reputation, reservation systems, brand recognition and supply and availability of alternative lodging and event space. Increasing use of these alternative facilities and Internet travel intermediaries could materially and adversely affect the occupancy at our hotels and could put downward pressure on average rates and revenues.

The increased use of business-related technology may materially and adversely affect the need for business-related travel, and, therefore, demand for rooms in some of our hotels.

The increased use of video conferencing technology by businesses has resulted in decreased business travel as companies have leveraged the use of technologies that allow multiple parties from different locations to participate in virtual meetings without traveling to a centralized meeting location, such as our hotels. To the extent that such technologies, or new technologies, continue to play a role in day-to-day business interactions and the necessity for business-related travel decreases, demand for hotel rooms may decrease, which may have a material adverse effect on our hotels, our results of operations and our financial condition.

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

These factors and any others that would impede our ability to respond to adverse changes in the performance of our hotel properties could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to our stockholders.

Due to restrictions in our hotel management agreements, franchise agreements, mortgage agreements, if any, and ground leases, we may not be able to sell our hotels at the highest possible price, or at all.

Certain of our current hotel management and franchise agreements are long-term.

The majority of our hotel management agreements are terminable at our option. Only two of our hotels have long-term management agreements with remaining terms in excess of five years, with the longest remaining term of 33 years, and certain of our properties have franchise agreements with terms up to 25 years, and these term lengths may deter some potential purchasers and could adversely impact the price realized from any such sale, or our ability to sell such hotels at all. To the extent that we receive lower sale proceeds, or are unable to sell the hotels, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

Our ground leases contain certain provisions that may limit our ability to sell our hotels.

Our ground lease agreements with respect to the Embassy Suites by Hilton Bethesda, the Salt Lake City Marriott Downtown at City Creek, the Westin Boston Seaport District, the Hotel Palomar Phoenix, the Courtyard New York Manhattan/Fifth Avenue and Cavallo Point, as well as the ground lease underlying our annex sublease at the L'Auberge de Sedona, require the consent of the lessor for assignment or transfer. These provisions of our ground leases may limit our ability to sell our hotels which, in turn, could adversely impact the price realized from any such sale. In addition, at any given time, investors may be disinterested in buying properties subject to a ground lease and may pay a lower price for such properties than for a comparable property owned in fee simple or they may not purchase such properties at any price. Accordingly, we may find it difficult to sell a property subject to a ground lease or may receive lower proceeds from any such sale. To the extent that we receive lower sale proceeds or are unable to sell the hotel at an opportune time or at all, our business, financial condition, results of operations and our ability to make distributions to stockholders could be materially adversely affected.

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

In order to remain competitive, our hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. These capital improvements may give rise to the following risks:

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

•disruptions in operations or in demand for the hotel while capital improvements are underway; and

•disputes with franchisors/hotel managers regarding compliance with relevant franchise/management agreements.

The costs of these capital improvements or profit displacements during the completion of these capital improvements could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

In addition, we may not be able to fund capital improvements or acquisitions solely from cash provided from our operating activities because we generally must distribute at least 90% of our REIT taxable income each year to maintain our REIT tax status. As a result, our ability to fund capital expenditures or investments through retained earnings is very limited and we rely upon the availability of debt or equity capital to fund our investments and capital improvements, which may not be available on reasonable terms or conditions.

Any future pandemic, epidemic or outbreak of any highly infectious disease could cause widespread disruptions in the U.S., regional and global economies, travel and the hospitality industry and could materially and adversely impact our business, financial condition and results of operations.

The COVID-19 pandemic had a material adverse effect on our hotels and our business, including our results of operations and financial condition. Any future pandemic, epidemic or outbreak of any highly infectious disease, could cause widespread disruptions to the U.S. and global economy and volatility and negative pressure in financial markets and may materially and adversely affect, our business, financial condition and results of operations, and our ability to pay dividends, and may also have the effect of heightening many of the risks described below and within this “Risk Factors” section, including:

•a complete or partial closure or re-closure of, or other operational issues at, one or more of our hotels resulting from government, third-party hotel manager or franchisor action, which could materially adversely affect our operations;

•the postponement or cancellation of conferences, conventions, festivals, sporting events, public events and other group business that would have otherwise brought individuals to the cities in which our hotels are located, which could cause a decrease in occupancy rates;

•a general decline in in-person business meetings and an increase in the use of teleconferencing and video-conference technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms; and

•a decrease in individuals’ willingness to travel as a result of the public health risks and social impacts of such outbreak or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues.

Our hotels are subject to risks from natural disasters, climate change, terrorism, pandemics, and other catastrophic events, which may not be fully covered by insurance and could materially adversely affect our business.

Our hotels are exposed to risks from natural disasters, including earthquakes, storms, hurricanes, floods, wildfires, and rising sea levels particularly as a result of climate change. Some properties are located in areas prone to such events, including seismically active and coastal regions. In addition, several of our hotels are in major metropolitan markets that have been, or may be, targets of terrorist attacks or active shooter incidents. These hotels constitute 71% of our total revenues in 2025.

Outbreaks of contagious diseases, significant military actions, or other catastrophic events could also disrupt operations and reduce travel demand, negatively impacting our financial results.

Coverage under our comprehensive insurance policies may not always be available on reasonable terms or may include significant deductibles. Certain catastrophic losses, such as from terrorism or extreme weather, may not be insurable or may exceed policy limits. Various types of catastrophic losses, like earthquakes, floods, wildfires, losses from foreign terrorist activities, or losses from domestic terrorist activities may not be insurable or are generally not insured because of economic infeasibility, legal restrictions or the policies of insurers, which may also affect our ability to obtain financing if a lender requires such insurance. Future lenders may require such insurance, and our failure to obtain such insurance could constitute a default under the loan agreements. Depending on our access to capital, liquidity and the value of the properties securing the affected loan in relation to the balance of the loan, a default could have a material adverse effect on our results of operations and ability to obtain future financing. Past and future claims could also impact the availability and cost of insurance, which may adversely impact the availability or pricing of insurance available to us. In the event of an uninsured or underinsured loss, we could lose invested capital and future revenue from affected properties, and may remain liable for any related debt. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and our ability to make distributions to stockholders.

We and our hotel managers rely on information technology in our operations and any material failures, inadequacies, interruptions, security failures, or cybersecurity incidents could harm our business.

We and our hotel managers rely on information technologies and systems, including the Internet, to access, store, transmit, deliver and manage information and processes. Some of these information technologies and systems are provided by third-party vendors. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of certain confidential customer information, such as individually identifiable information, including information relating to financial accounts and guest credit card information. The risk of a cybersecurity incident continues to increase as the number, intensity and sophistication of attempted attacks and intrusions from around the world has increased.

For these reasons, we and our hotel managers are subject to risks associated with cybersecurity incidents, whether through cyber-attacks such as ransomware or online fraud schemes, spoofed e-mails and social engineering efforts by bad actors aimed at obtaining confidential information. Any compromise of the function, security and availability of our network and systems or the network and systems of our hotel managers or our third-party vendors could result in disruptions to operations, misappropriated or compromised confidential hotel or guest information, systems disruptions, the shutdown of our hotels, exploited security vulnerability of our respective networks, delayed sales or bookings, lost guest reservations and damage to our reputation or the reputations of our hotel managers and third-party vendors, or significant litigation or other legal expense. Although we and our hotel managers have taken steps to protect the security of these systems, there can be no assurance that such security measures will prevent failures, inadequacies or interruptions in system services, or that system security will not be breached through physical or electronic break-ins, computer viruses, or other cybersecurity incidents. The costs to us to eliminate or alleviate cybersecurity incidents could be significant and may increase as the number, intensity and sophistication of such incidents increases. Disruptions in service, system shutdowns and cybersecurity incidents affecting either the information technologies and systems of our hotel managers, our third-party vendors or our own information technologies and systems, including unauthorized disclosure of confidential information, could have a material adverse effect on our business operations and results, our financial and compliance reporting and our reputation.

Many of our hotel managers maintain cyber insurance policies to mitigate a portion of the potential costs associated with cybersecurity incidents, and we maintain separate cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. However, these insurance policies may not be adequate to cover all losses relating to cybersecurity incidents. Despite various precautionary steps to protect our hotels from losses resulting from cybersecurity incidents, any occurrence of a cybersecurity incident could still result in losses at our properties, which could affect our results of operations.

Our results of operations are highly dependent on the management of our hotel properties by third-party hotel management companies.

In order to qualify as a REIT, we cannot operate our hotel properties or control the daily operations of our hotel properties and therefore our TRS lessees must enter into third-party hotel management agreements with one or more eligible independent contractors. Thus, third-party hotel management companies that enter into management contracts with our TRS lessees control the daily operations of our hotel properties.

Under the terms of the hotel management agreements that we have entered into, or that we will enter into in the future, our ability to participate in operating decisions regarding our hotel properties is limited to certain matters, including approval of the annual operating budget. We currently rely, and will continue to rely, on these hotel management companies to adequately operate our hotel properties under the terms of the hotel management agreements. While we and our TRS lessees closely monitor the performance of our hotel managers, we do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of its operations (for instance, setting room rates and cost structures). Thus, even if we believe that our hotel properties are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, ADRs and operating profits, we may not have sufficient rights under our hotel management agreements to enable us to force the hotel management company to change its method of operation. We can only seek remedies available under the applicable hotel management agreement if a hotel management company violates the terms of such hotel management agreement with the TRS lessee. Four of our current management agreements are non-terminable, subject to certain exceptions for cause or failure to achieve certain performance targets. In the event that we need to replace any of our hotel management companies pursuant to termination for cause or performance, we may experience significant disruptions at the affected properties and the new management companies may not meet our performance expectations, which may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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

As of the date of this report, 18 of our 35 hotels operate under Marriott, Hilton, or IHG franchise agreements. The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions set forth in the applicable franchise agreement. Franchisors periodically inspect hotel properties to ensure that companies follow their brand standards.

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
At any given time, we may be in disputes with one or more third-party hotel managers or franchisors with respect to the parties’ compliance with operational and performance conditions.
Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. We cannot predict the outcome of any arbitration or litigation, the effect of any negative judgment against us or the amount of any settlement that we may enter into with any franchisor or other third-party hotel manager. In the event we terminate a management or franchise agreement early and the hotel manager or franchisor considers such termination to have been wrongful, they may seek damages. Additionally, we may be required to indemnify our third-party hotel managers and franchisors against disputes with third parties pursuant to our management and franchise agreements. An adverse result in any of these proceedings could materially and adversely affect our revenues and profitability.

Our business may be adversely affected by consolidation in the lodging industry.

Consolidation among companies in the lodging industry may reduce our bargaining power in negotiating management agreements and franchise agreements due to decreased competition among major brand companies. We believe this could provide the major brand companies with leverage when negotiating for property improvement plans where the hotel brand requires renovations to bring the physical condition of a hotel into compliance with the specifications and standards required by the brand.

Industry consolidation could also result in the lack of differentiation among the brands, which could impact the ability to drive higher rates in those brands. In addition, to the extent that consolidation among hotel brand companies adversely affects the loyalty reward program offered by one or more of our hotels, customer loyalty to those hotels may suffer and demand for guestrooms may decrease. Furthermore, because each hotel brand company relies on its own network of reservation systems, hotel management systems and customer databases, the integration of two or more networks may result in a disruption to operations of these systems, which could adversely affect our financial condition and results of operations. Additionally, following the completion of a merger of companies, the costs to integrate the companies may be absorbed by our impacted hotel or hotels and adversely affect our financial condition and results of operations.

Our ownership of properties through ground leases exposes us to the risks that we may have difficulty financing such properties, be forced to sell such properties for a lower price, are unable to extend the ground leases at maturity or lose such properties upon breach or termination of the ground leases.

We hold a leasehold or subleasehold interest in all or a portion of the land underlying eight of our hotels owned as of December 31, 2025 and we may acquire additional hotels in the future subject to ground leases. In the past, from time to time, secured lenders have been unwilling to lend, or otherwise charged higher interest rates, for loans secured by a leasehold mortgage compared to loans secured by a fee simple mortgage. For this reason, we may have a difficult time selling a property subject to a ground lease or may receive lower proceeds from a sale. Finally, as the lessee under our ground leases, we are exposed to the possibility of losing the hotel, or a portion of the hotel, upon maturity or termination, or an earlier breach by us, of the ground lease, which would mean we would no longer receive operating income from the hotel and could therefore result in a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

One component of our long-term business strategy is expansion through hotel acquisitions and investments. However, we may not be successful in identifying or completing acquisitions or investments that are consistent with our strategy. We compete with other investors who are engaged in hotel acquisitions and investments and this competition for hotel investments may increase the price we pay for hotels and these competitors may succeed in acquiring those hotels that we seek to purchase. In addition, the number of entities competing for suitable hotels may increase in the future, which would increase demand for these hotels and the prices we must pay to acquire them. If we pay higher prices for hotels, our returns on investment and profitability may be reduced. Also, future acquisitions of hotels, hotel companies or hotel investments may not yield the returns we expect, especially if we cannot obtain financing without paying higher borrowing costs, and may result in stockholder dilution.

Even if we successfully complete hotel acquisitions, there can be no assurance that we will be able to successfully integrate the hotels we acquire into our existing operations or otherwise realize the expected benefits of these acquisitions.

Even if we successfully complete hotel acquisitions, there can be no assurance that we will be able to successfully integrate the hotels we acquire into our existing operations or otherwise realize the expected benefits of these acquisitions. In addition, the acquisition and subsequent integration of the additional hotels into our existing portfolio may require significant time and focus from our management team and may divert attention from the day-to-day operations of our business, which could delay the achievement of our strategic objectives. Acquired properties may be located in markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. Further, the acquired properties may present other unique risks due to the nature of the assets acquired. Any delay or failure on our part to operate acquired properties to meet our financial expectations could impede our growth and have an adverse effect on us, including our financial condition, results of operations, and cash flow.

Many of our costs, such as operating expenses, interest expense and acquisition and renovation costs, remain elevated and could be adversely impacted by periods of heightened inflation.

During 2025, inflation began to moderate, but our expenses remained significantly elevated relative to the years preceding 2021. Inflationary increases in certain of our operating expenses, including, but not limited to, labor costs, employee-related benefits, food, beverage and utility costs, repairs and maintenance expenses, property taxes and insurance premiums, have and may continue to negatively impact our business and results of operations. While, in general, operators of hotels possess the ability to adjust room rates daily to reflect the effects of inflation or higher costs, competitive pressures, customer resistance to higher booking costs or other factors may limit the ability of our management companies to raise room rates. Additionally, inflation may have a negative effect on our ability to renovate or make capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. See “Risk Factors—Risks Related to our Business and Operations—We are subject to risks associated with our ongoing need for renovations and capital improvements as well as financing for such expenditures.”

We are subject to risks related to hotel labor, including unionized labor, labor disputes, labor shortages and other labor activity, which could adversely affect our business.

Our third-party managers are responsible for hiring and managing the workforce at our hotels, many of which employ unionized labor. Hotels with collective bargaining agreements are particularly susceptible to labor actions such as strikes, lockouts, and public demonstrations, which can disrupt operations, increase costs, and generate negative publicity. We remain subject to many of the costs and risks associated with the hotel labor force, including the potential for increased administrative, legal, and labor expenses, especially as labor unions have become more active in organizing hotel workers in certain regions. The resolution of labor disputes or the negotiation of new or renewed labor contracts may result in higher wages, increased benefits, or work rule changes that raise operating costs. Additionally, collective bargaining agreements may limit our hotel managers’ ability to reduce workforce size during economic downturns, and we do not control the outcome of these negotiations.

We also face risks related to labor shortages, as our third-party managers may have difficulty attracting and retaining qualified employees, particularly in tight labor markets. Increased competition for employees may require higher wages and benefits, and evolving workforce expectations, such as demands for flexible schedules or remote work, could further increase labor costs. Any of these factors could adversely affect our business, financial condition, results of operations, and our ability to make distributions to our stockholders.

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

Additionally, although we do not directly employ or manage employees at our hotels, and our third-party managers are responsible for hiring, supervising and managing the labor force at our hotels, recent legislative proposals introduced in certain states and local jurisdictions have included provisions requiring that hotel owners be deemed an employer of workers at our hotels. Changes in laws or regulations relating to the employer relationship that result in a determination that we are a “joint employer” with our hotel operators could subject us to liability for employment-related and other liabilities of our hotel operators and could cause us to incur other costs that have a material adverse effect on our business (including our qualification for taxation as a REIT), financial condition and results of operations.

Our use of or failure to adopt advancements in information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.

Our use of or inability to safely and effectively adopt and deliver new technological capabilities and enhancements in line with strategic objectives (or the use or failure to adopt by our hotel managers), including artificial intelligence ("AI"), may put us at a competitive disadvantage, including by failing to achieve efficiencies achieved by our competitors, or by misusing such technologies in ways that result in operational disruptions, reputation damage or legal liability exposure. Our use of AI tools will subject us to risks, including inaccurate or otherwise flawed results that are not easily detectable, misappropriation of intellectual property which may expose us to legal liability, and confidentiality, data privacy, and cybersecurity risks. Although we implement measures designed to help mitigate these risks, such measures may not always be successful.

Our vendors may use AI tools in their products or services without our knowledge, and the providers of these tools may not meet the evolving regulatory or industry standards for privacy and data protection. Consequently, this may inhibit our vendors' ability to uphold an appropriate level of service, security, or data privacy. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived cybersecurity incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our cybersecurity measures.

Although we have adopted policies with respect to these risks, including related to the development, deployment and monitoring of artificial intelligence tools, we cannot be certain that such policies will be effective.

Risks Related to Our Debt and Financing

Our credit facility and term loans contain financial covenants that may constrain our ability to sell assets and make distributions to our stockholders.

Our corporate credit facility and term loans contain several financial covenants, the most constraining of which limits the amount of debt that we may incur compared to the value of our hotels (our leverage covenant) and the amount of debt service we pay compared to our cash flow (our debt service coverage covenant). In addition, our credit facility requires that we maintain a minimum number of our hotels as unencumbered. If we were to default under either of these covenants or were unable to obtain a waiver of such default, the lenders may require us to repay all amounts then outstanding under our credit facility and term loans and may terminate our credit facility and term loans. These and our other financial covenants constrain us from incurring material amounts of additional debt or from selling properties that generate a material amount of income.

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

In the future, we and our subsidiaries may incur substantial additional debt, including secured debt, and borrowing costs on new and refinanced debt may continue to be more expensive. Our existing debt, and any additional debt borrowed in the future could subject us to many risks, including the risks that:

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

Due to increased borrowing costs or less favorable terms, refinanced debt could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future investment opportunities or other purposes.

Increases in interest rates may increase our interest expense.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies. Higher interest rates could increase debt service requirements on any of our floating rate debt, including our unsecured term loans and any outstanding balance on our senior unsecured credit facility, and could reduce the amounts available for distribution to our stockholders, as well as reduce funds available for our operations, future business opportunities or other purposes. As of December 31, 2025, approximately 70% of our outstanding debt has unhedged variable interest rates.

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

We manage certain exposure to interest rate volatility by using interest rate hedging, such as swap agreements, to hedge against the possible negative effects of interest rate fluctuations, and we may continue to do so in the future. However, hedging can be expensive, particularly during periods of volatile interest rates, available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought, the duration of the interest rate hedge may not match the duration of the related liability, and we cannot assure you that any hedging will adequately mitigate the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations. In addition, if interest rates decline, our hedging arrangements may limit our ability to benefit from lower market rates and could result in higher interest expense than we would otherwise incur. As a result, our hedging transactions could have a material and adverse effect on our results of operations.

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

Our hotels are also subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, asbestos, lead-based paint, mold and mildew and waste management. Some of our hotels routinely handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation (e.g., swimming pool chemicals). Our hotels incur costs to comply with these laws and regulations, and could be subject to fines and penalties for noncompliance. Additionally, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying or working in a hotel may seek to recover damages if he or she suffers injury from the asbestos.

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

We could be responsible for the costs associated with a contaminated property, including the costs to clean up a contaminated property or to defend against a claim, and such costs could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders. Additionally, we regularly incur costs to comply with environmental laws and we cannot assure you that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotels will not be affected by the condition of the properties in the vicinity of our hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to us. In addition, treaties or laws related to carbon emissions or climate change could affect the operation of our properties or result in significant additional expense and operating restrictions on us or our hotel managers or adversely affect our ability to sell properties or to use properties as collateral.

Climate change

In recent years, numerous regulations have been enacted to regulate or limit carbon emissions, including increased regulation for building efficiency and equipment specifications and investor requirements for environmental and social disclosures. The drive to limit carbon emissions and other climate change related regulations and any increase in investor requirements for climate related disclosures may require us to make significant investments in our hotels and could result in increased energy costs at our properties which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2025, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure you that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. Additionally, although we generally do not directly employ or manage employees at our hotels, and our third-party managers are responsible for hiring, supervising and managing the labor force at our hotels, recent legislative proposals introduced in certain states and local jurisdictions have included provisions requiring that hotel owners be deemed an employer of workers at our hotels. Changes in laws or regulations relating to the employer relationship that result in a determination that we are a “joint employer” with our hotel operators could subject us to liability for employment-related and other liabilities of our hotel operators and could cause us to incur other costs that have a material adverse effect on our business (including our qualification for taxation as a REIT), financial condition and results of operations.

Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the U.S. federal tax laws (or application thereof) or the U.S. federal income tax consequences of our qualification as a REIT. Moreover, our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT.

If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, or otherwise cease to be a REIT, we will be subject to U.S. federal income tax on our taxable income at the corporate tax rate. We might need to borrow money or sell assets in order to pay any such tax. Also, we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and we would no longer be compelled to make distributions under the Code. Unless we were entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT. If we fail to qualify as a REIT but are eligible for certain relief provisions, then we may retain our status as a REIT, but we may be required to pay a penalty tax, which could be substantial.

Maintaining our REIT qualification contains certain restrictions and drawbacks.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forgo attractive business or investment opportunities. For example, we may not lease to our TRS any hotel that contains gaming. Thus, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

To qualify as a REIT, we must meet annual distribution requirements.

In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. As a result of differences between cash flow and the accrual of income and expenses for tax purposes, or non-deductible expenditures, for example, our REIT taxable income in any given year could exceed our cash available for distribution. Accordingly, we may be required to borrow money or sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, pay dividends in the form of “taxable stock dividends” or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in a particular year.

Our ownership of our TRSs and TRS lessees increases our overall tax liability.

Overall, no more than 20% (25% for taxable years commencing after December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. Our domestic TRS are subject to U.S. federal and state income tax on their taxable income. The taxable income of our TRS lessees currently consists and generally will continue to consist of revenues from the hotels leased by our TRS lessees plus, in certain cases, key money payments (amounts paid to us by a hotel management company in exchange for the right to manage a hotel we acquire) and yield support payments, net of the operating expenses for such properties and rent payments to us. Such taxes could be substantial.

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

If any third-party hotel managers do not qualify as “eligible independent contractors” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” to a TRS so long as the hotels are operated by an “eligible independent contractor” and certain other requirements are satisfied. Substantially all of our hotels are leased to our TRS lessees which have engaged third-party hotel managers that we believe qualify as “eligible independent contractors.” Among other requirements, an operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into a property management contract with a TRS or its TRS lessee with respect to one of our properties, the operator is actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs. No assurances can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other hotel managers for future contracts, and, if we hired a management company without knowledge of the failure, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. We believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide no or only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

You may be restricted from transferring our common stock.

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the U.S. federal income tax laws to include certain entities) during the last half of any taxable year. In addition, the REIT rules generally prohibit a manager of one of our hotels from owning, directly or indirectly, more than 35% of our stock and a person who holds 35% or more of our stock from also holding, directly or indirectly, more than 35% of any such hotel management company. To qualify for and preserve REIT status, our charter contains certain share ownership limits. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate share ownership limit, and any shares of a specific class of stock, owned by affiliated owners will be added together for purposes of the share ownership limit for such class of stock.

If anyone transfers or owns shares in a way that would violate a share ownership limit (unless such ownership limit has been waived by our board of directors), or would prevent us from continuing to qualify as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the applicable share ownership limit. If this transfer to a trust would not be effective to prevent a violation of the ownership restrictions in our charter, then the initial intended transfer or ownership will be null and void from the outset. The intended transferee or owner of those shares will be deemed never to have owned the shares. Anyone who acquires or owns shares in violation of the a share ownership limit (unless such ownership limit has been waived by our board of directors) or the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

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

Even if we qualify and maintain our status as a REIT, we are required to pay state and local property taxes on our properties. The property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be offset by increased room rates at our hotels. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders may be negatively impacted.

Dividends payable by REITs generally do not qualify for reduced tax rates.

A maximum 20% tax rate applies to “qualified dividend income” payable to individual U.S. stockholders. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income and are taxed at normal ordinary income tax rates (provided that non-corporate taxpayers generally may deduct 20% of their ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income”). However, to the extent that our dividends are attributable to certain dividends that we receive from a TRS, such dividends generally will be eligible for the reduced rates that apply to qualified dividend income (but will be ineligible for the 20% deduction). The more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividend income, which could adversely affect the value of the stock of REITs, including our common stock. In addition, some non-REIT corporations may choose to pay dividends or increase dividends as a result of the lower effective corporate income tax rate. As a result, the trading price of our common stock may be negatively impacted.

Failure of our operating partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.

We believe that our operating partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. As a partnership, the operating partnership generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated that partner’s share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge the operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were to determine that our operating partnership was properly treated as an association or as a publicly traded partnership taxable as a corporation, our operating partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing the operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

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

Our charter provides that no person may beneficially own more than 9.8% of the aggregate outstanding shares of our common stock, more than 9.8% of the value of the aggregate outstanding shares of our capital stock, except certain “look-through entities,” such as mutual funds, which may beneficially own up to 15% of the aggregate outstanding shares of our common stock, or up to 15% of the value of the aggregate outstanding shares of our capital stock. Our board of directors has waived this ownership limitation for certain investors. Our bylaws waive this ownership limitation for certain other classes of investors. These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our stockholders believe the change of control is in their best interests and even if such change in control would not reasonably jeopardize the Company's REIT status.

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

Our board of directors determines our major policies, including policies related to our investment objectives, leverage, financing, growth and distributions to our stockholders. Our board of directors may amend or revise these policies without a vote of our stockholders, including our historical dividend policy. This means that our stockholders will have limited control over changes in our policies and those changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our success depends on senior executive officers whose continued service is not guaranteed, and changes in our senior executive officers may adversely affect the operation of our business.

We depend on the efforts and expertise of our senior executive officers to manage our day-to-day operations and strategic business direction. Finding suitable replacements for senior executive officers can be difficult. The loss of any of their services could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

We have entered into an agreement with each of our senior executive officers that provides each of them benefits in the event that his or her employment is terminated by us without cause, by him or her for good reason or under certain circumstances following a change of control of our company.

We have entered into an agreement with each of our senior executive officers that provides each of them with severance benefits if his or her employment is terminated under certain circumstances following a change of control of our company. Certain of these benefits and the related tax indemnity in the case of certain executive officers could prevent or deter a change of control of our company that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders or decrease the value that stockholders receive in such a change of control.

We may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at expected levels, and we cannot assure you of our ability to make distributions in the future.

We are required to pay dividends that represent at least 90% of our REIT taxable income. Our ability to make these distributions may be adversely affected by the factors, risks and uncertainties described in this Annual Report on Form 10-K and other reports that we file from time to time with the SEC. Our board of directors has the sole discretion to determine the timing, form and amount of any distribution to our stockholders and will make determinations regarding distributions based upon many facts, including our financial performance, our debt service obligations, our debt covenants, our capital expenditure requirements, the requirements for qualification as a REIT and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at expected levels, or at all, or that distributions will increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

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

In addition, interest rates have increased significantly in recent years and may remain elevated in the near term. The market for common shares and preferred shares of publicly traded REITs may be influenced by the distribution yield on their shares (i.e., the amount of annual distributions as a percentage of the market price of their shares) relative to market interest rates. As market interest rates increase, prospective purchasers of REIT common shares and preferred shares may seek to achieve a higher distribution yield, which we may not be able to, or may choose not to, provide. Thus, higher market interest rates could cause the returns on investment in our common stock to be relatively less attractive to our investors and the market price of our common stock to decline. Additionally, higher market interest rates may adversely impact the market values of our hotels, which may be reflected in the market price of our common stock.

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

Future issuances of our common stock or our operating partnership’s common OP units, may depress the market price of our common stock and have a dilutive effect on our existing stockholders.

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

Our December 2018 acquisition of Cavallo Point, The Lodge at the Golden Gate was partially funded by the issuance by our operating partnership of common OP units, which became redeemable by the sellers after the one-year anniversary of such issuance for cash or, at our election, on a one-for-one basis for shares of our common stock. Pursuant to the terms of the contribution agreement governing our acquisition of Cavallo Point, if any of the common OP units are outstanding seven years after their issuance, we have the option to redeem them for cash or shares of our common stock, at our election. In the future, our operating partnership may issue additional common OP units to acquire additional properties or portfolios. Such common OP unit issuances would reduce our ownership interest in the operating partnership and may in the future result in dilution of our shareholders’ equity interests.

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

The timing, manner, price and actual number of shares repurchased under our share repurchase program will depend on a variety of factors including stock price, corporate and regulatory requirements, market conditions, and other corporate liquidity requirements and priorities. Our share repurchase program may be limited, suspended or terminated at any time without prior notice. In addition, repurchases of our common stock pursuant to our share repurchase program could affect our stock price and increase its volatility. The existence or use of our share repurchase program may cause our stock price to be higher than it would otherwise be, and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue any possible future strategic opportunities or acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so, and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 1B.   Unresolved Staff Comments

None.

Item 1C.   Cybersecurity

Cyber Risk Management and Strategy

We and our hotel managers rely on information technology in our operations, and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks could harm our business. To help manage these risks, we engage and rely on external experts, internal auditors, and third-party assessors, including an information technology managed services provider (the “MSP”) and a managed security services provider (the “MSSP”). Due to our REIT structure, the cybersecurity program, processes and strategy described in this section are primarily limited to the corporate systems, information and service providers belonging to or supporting the REIT. In 2025, we strengthened our technology and cybersecurity governance by adding a senior technology and security professional to our IT leadership team. This role is responsible for strengthening internal ownership of our technology and cybersecurity governance and providing oversight over both our MSP and MSSP. This individual brings extensive experience in cybersecurity and information security services, including security operations, threat detection and response, vulnerability management, incident response, and compliance oversight aligned with recognized frameworks such as the National Institute of Standards and Technology Cybersecurity Framework.

Our current view of cybersecurity risk is informed by third-party risk assessments and ongoing monitoring and testing activities designed to identify and evaluate cybersecurity vulnerabilities and emerging threats, including periodic vulnerability scans, penetration testing and reviews of key service provider assurance reports and security documentation, where appropriate. Our MSP and MSSP also conduct periodic assessments of certain applications to determine, in part, any necessary security improvements. Our senior management reviews information provided by third-party assessors and our MSP and MSSP to determine the appropriate treatment of identified risks. Cybersecurity risks are assessed within our broader enterprise risk management processes and are reported through established governance and escalation channels. We maintain information technology policies and procedures, including incident response and disaster recovery plans, and we periodically evaluate these procedures, including through tabletop exercises.

Because our hotels are operated by third parties, our cybersecurity program is primarily designed around the Company’s corporate technology environment and the vendors and service providers that support our corporate functions. We do not manage hotel operations, and the day-to-day operation of our properties, including many of the technology systems used at the hotels, is performed by independent hotel managers and, where applicable, franchisors. Those operators and brands utilize their own systems and service providers to support hotel activity. Given this structure, our control over those hotel-operator and franchisor systems is limited. We rely on the cybersecurity programs and controls implemented by those third parties to address cyber-related risks in hotel operations. While we maintain governance and oversight of our corporate systems through our MSP and MSSP relationships, we look to our hotel managers and franchisors to manage cybersecurity within their environments. To better understand and assess our exposure, we periodically gather information from our hotel managers regarding their cybersecurity programs and practices and follow up, as appropriate, on identified areas of risk. In addition, our hotel managers and franchisors often maintain their own cyber insurance coverage, and we also maintain cyber insurance intended to provide supplemental protection.

We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our data and systems. As of and for the three years ended December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, and have not experienced a cyber-related incident that has materially affected our business, results of operations or financial condition. For more information about the cybersecurity risks we face, see Item 1A "Risk Factors."

Governance Related to Cybersecurity Risks

DiamondRock engages a MSP and MSSP to assist us with the identification, monitoring, and management of cybersecurity risks. Management, including our Chief Accounting Officer, Chief Financial Officer & Treasurer and General Counsel & Chief Risk Officer (collectively, the "Senior Risk Management Team"), oversees cybersecurity risk management activities and receives updates from internal technology leadership and our MSP and MSSP. The Senior Risk Management Team then briefs the Board on information regarding security matters at least quarterly. Additionally, we provide cybersecurity training for all Board members and our employees.

As part of its charter, the Audit Committee oversees our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The Audit Committee administers its risk oversight function by receiving regular reports from members of the Senior Risk Management Team, on areas of material risk to the Company. Our Audit Committee discusses DiamondRock’s cybersecurity program at least annually, and receives quarterly updates from internal audit or management on cybersecurity incidents or other developments. Our Audit Committee reports on these matters to our Board of Directors as needed.

Our Board of Directors plays an important role in the risk oversight of the Company. Our Board is involved in risk oversight through its direct decision-making authority with respect to significant matters and the oversight of management by the Board’s committees. Our Board also relies on management to bring significant matters impacting DiamondRock to its attention.

Item 2.   Properties

The following table sets forth certain information for each of our hotels owned as of December 31, 2025.

Hotel	City	State	Class (1)	Service Category	Rooms	Manager
Chicago Marriott Downtown Magnificent Mile	Chicago	Illinois	Upper Upscale	Full Service	1,200	Marriott
Westin Boston Seaport District	Boston	Massachusetts	Upper Upscale	Full Service	793	Aimbridge Hospitality
Salt Lake City Marriott Downtown at City Creek	Salt Lake City	Utah	Upper Upscale	Full Service	510	HEI Hotels & Resorts
Worthington Renaissance Fort Worth Hotel	Fort Worth	Texas	Upper Upscale	Full Service	504	Marriott
Westin San Diego Bayview	San Diego	California	Upper Upscale	Full Service	436	Aimbridge Hospitality
Westin Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	432	HEI Hotels & Resorts
The Dagny Boston	Boston	Massachusetts	Luxury	Full Service	403	Aimbridge Hospitality
The Hythe Vail	Vail	Colorado	Luxury	Full Service	344	Vail Resorts
Courtyard New York Manhattan/Midtown East	New York	New York	Upscale	Select Service	321	HEI Hotels & Resorts (2)
Atlanta Marriott Alpharetta	Atlanta	Georgia	Upper Upscale	Full Service	318	Aimbridge Hospitality
The Gwen Hotel	Chicago	Illinois	Luxury	Full Service	311	HEI Hotels & Resorts
Hilton Garden Inn New York/Times Square Central	New York	New York	Upscale	Select Service	282	Highgate Hotels
Embassy Suites by Hilton Bethesda	Bethesda	Maryland	Upper Upscale	Full Service	272	Sage Hospitality
Hotel Champlain Burlington	Burlington	Vermont	Upper Upscale	Full Service	258	Aimbridge Hospitality
Henderson Beach Resort	Destin	Florida	Luxury	Full Service	270	Aimbridge Hospitality
AC Hotel Minneapolis Downtown	Minneapolis	Minnesota	Upscale	Select Service	245	Sage Hospitality
Kimpton Hotel Palomar Phoenix	Phoenix	Arizona	Upper Upscale	Full Service	242	IHG Hotels & Resorts
Bourbon Orleans Hotel	New Orleans	Louisiana	Luxury	Full Service	220	Aimbridge Hospitality
Hotel Clio	Denver	Colorado	Luxury	Full Service	199	Sage Hospitality
Courtyard New York Manhattan/Fifth Avenue	New York	New York	Upscale	Select Service	189	Highgate Hotels
Margaritaville Beach House Key West	Key West	Florida	Upper Upscale	Full Service	186	Ocean Properties
The Lodge at Sonoma Resort	Sonoma	California	Upper Upscale	Full Service	182	Sage Hospitality
Courtyard Denver Downtown	Denver	Colorado	Upscale	Select Service	177	Sage Hospitality
The Lindy Renaissance Charleston Hotel	Charleston	South Carolina	Upper Upscale	Full Service	167	Aimbridge Hospitality
L'Auberge de Sedona	Sedona	Arizona	Luxury	Full Service	158	Aimbridge Hospitality
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach	California	Upper Upscale	Full Service	157	IHG Hotels & Resorts
Cavallo Point, The Lodge at the Golden Gate	Sausalito	California	Luxury	Full Service	142	Passport Resorts
Chico Hot Springs Resort & Day Spa	Pray	Montana	Upper Upscale	Full Service	117	EOS Hospitality
Havana Cabana Key West	Key West	Florida	Upper Upscale	Full Service	106	EOS Hospitality
Tranquility Bay Beachfront Resort	Marathon	Florida	Luxury	Full Service	103	EOS Hospitality
Hotel Emblem San Francisco	San Francisco	California	Upper Upscale	Full Service	96	Pacifica Hotels
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale	Florida	Upper Upscale	Full Service	96	HEI Hotels & Resorts
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe	California	Luxury	Full Service	82	Aimbridge Hospitality
Lake Austin Spa Resort	Austin	Texas	Luxury	Full Service	40	EOS Hospitality
Henderson Park Inn	Destin	Florida	Luxury	Full Service	37	Aimbridge Hospitality
Total					9,595
_____________

(1)As defined by STR, Inc.
(2)Effective February 3, 2026, we terminated the management agreement with HEI Hotels & Resorts and entered into a management agreement with Highgate Hotels.

Hotel Management Agreements

We are party to hotel management agreements for each hotel we own. The following table sets forth the expiration date of the current term, the terms of termination of the manager by the Company, and the number of remaining renewal terms at the manager's option under the respective hotel management agreements for each of our hotels as of December 31, 2025. Generally, the term of the hotel management agreements, if applicable, renew automatically for a negotiated number of consecutive periods upon the expiration of the initial term unless the manager gives notice to us of its election not to renew the hotel management agreement.

Property	Manager	Terminable	Expiration Date of Current Term	Number of Remaining Renewal Terms at Manager's Exclusive Option (1)
AC Hotel Minneapolis Downtown	Sage Hospitality	At will with no fee	11/2029	Five one-year periods
Atlanta Marriott Alpharetta	Aimbridge Hospitality	At will with no fee	9/2030	Month-to-month
Bourbon Orleans Hotel	Aimbridge Hospitality	At will with no fee	7/2026	Month-to-month
Cavallo Point, The Lodge at the Golden Gate	Passport Resorts	At will with fee	6/2028	None
Chicago Marriott Downtown Magnificent Mile	Marriott	No	12/2038	Two ten-year periods
Chico Hot Springs Resort & Day Spa	EOS Hospitality	At will with no fee	8/2033	Month-to-month
Courtyard Denver Downtown	Sage Hospitality	At will with no fee	7/2026	One five-year period
Courtyard New York Manhattan/Fifth Avenue	Highgate Hotels	At will with no fee	9/2030 (2)	Month-to-month (2)
Courtyard New York Manhattan/Midtown East	HEI Hotels & Resorts (3)	At will with no fee	8/2027	None
Embassy Suites by Hilton Bethesda	Sage Hospitality	At will with no fee	2/2027	One five-year period
The Gwen Hotel	HEI Hotels & Resorts	At will with no fee	6/2026	None
Havana Cabana Key West	EOS Hospitality	At will with no fee	5/2032	Month-to-month
Henderson Beach Resort	Aimbridge Hospitality	At will with no fee	2/2032	Month-to-month
Henderson Park Inn	Aimbridge Hospitality	At will with no fee	7/2026	Month-to-month
The Dagny Boston	Aimbridge Hospitality	At will with no fee	9/2030	Month-to-month
Hotel Champlain Burlington	Aimbridge Hospitality	At will with no fee	9/2029	Month-to-month
Hilton Garden Inn New York/Times Square Central	Highgate Hotels	At will with no fee	9/2030 (2)	One five-year period (2) (4)
Hotel Clio	Sage Hospitality	At will with no fee	5/2026	One five-year period
Hotel Emblem San Francisco	Pacifica Hotels	At will with no fee	3/2028	Two five-year periods
The Hythe Vail	Vail Resorts	At will with fee	6/2027	None
Kimpton Hotel Palomar Phoenix	IHG Hotels & Resorts	No	12/2028	One five-year period (5)
Kimpton Shorebreak Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	3/2027	None
Kimpton Shorebreak Huntington Beach Resort	IHG Hotels & Resorts	At will with no fee	1/2031	None
Lake Austin Spa Resort	EOS Hospitality	At will with no fee	11/2032	Month-to-month
The Landing Lake Tahoe Resort & Spa	Aimbridge Hospitality	At will with no fee	10/2029	None
L'Auberge de Sedona	Aimbridge Hospitality	At will with no fee	10/2029	None
The Lodge at Sonoma Resort	Sage Hospitality	At will with no fee	N/A	Month-to-month
Margaritaville Beach House Key West	Ocean Properties	No	7/2027	None
The Lindy Renaissance Charleston Hotel	Aimbridge Hospitality	At will with no fee	9/2030	Month-to-month
Salt Lake City Marriott Downtown at City Creek	HEI Hotels & Resorts	At will with no fee	N/A	Month-to-month
Tranquility Bay Beachfront Resort	EOS Hospitality	At will with no fee	5/2032	Month-to-month
Westin Boston Seaport District	Aimbridge Hospitality	At will with no fee	12/2026	Month-to-month
Westin Fort Lauderdale Beach Resort	HEI Hotels & Resorts	At will with no fee	12/2027	None
Westin San Diego Bayview	Aimbridge Hospitality	At will with no fee	N/A	Month-to-month
Worthington Renaissance Fort Worth Hotel	Marriott	No	12/2030	Two ten-year periods (6)
____________________
(1)Certain agreements allow for other extension rights that may be only at our option.
(2)Effective February 3, 2026, we entered into a new management agreement with Highgate Hotels, which expires February 2036 with one five-year renewal option. The management agreement is terminable at will with no fee.
(3)Effective February 3, 2026, we terminated the management agreement with HEI Hotels & Resorts and entered into a management agreement with Highgate Hotels, which expires February 2036 with one five-year renewal option. The management agreement is terminable at will with no fee.

(4)Hotel manager is entitled to one five-year extension option upon achievement of a certain level of net operating income, which is significantly above current net operating income at the hotel.
(5)Hotel manager is entitled to one five-year extension option if the manager earns an incentive management fee in both 2027 and 2028. The manager did not earn an incentive management fee in 2025.
(6)Hotel manager is entitled to one ten-year extension option if the manager achieves a certain level of operating profit for the three-year period ending December 31, 2029. Hotel manager is entitled to a second ten-year extension option if the manager achieves a certain level of operating profit for the three-year period ending December 31, 2039.

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

The following table sets forth the base management fee and incentive management fee generally due and payable each fiscal year, for each of our hotels as of December 31, 2025:

Property	Base Management Fee (1)		Incentive Management Fee (2)
AC Hotel Minneapolis Downtown	2.25%	(3)	10%	(3)
Atlanta Marriott Alpharetta	2%		15%	(4) (5)
Bourbon Orleans Hotel	1%		15%	(4) (5)
Cavallo Point, The Lodge at the Golden Gate	2.5%		20%
Chicago Marriott Downtown Magnificent Mile	3%		15%	(7)
Chico Hot Springs Resort & Day Spa	2.5%	(8)	15%	(4) (9)
Courtyard Denver Downtown	1.5%	(6)	10%
Courtyard New York Manhattan/Fifth Avenue	2.25%	(10)	15%	(4) (7) (10)
Courtyard New York Manhattan/Midtown East (11)	1.75%		15%	(4)
Embassy Suites by Hilton Bethesda	1.5%	(6)	10%
The Gwen	2.25%	(12)	15%
Havana Cabana Key West	2.5%	(8)	15%	(4) (9)
Henderson Beach Resort	2.25%		15%	(4) (5)
Henderson Park Inn	2.5%		15%	(4) (5)
The Dagny Boston	1.25%	(13)	15%	(4) (5)
Hotel Champlain Burlington	1.5%	(14)	10%	(5)
Hilton Garden Inn New York/Times Square Central	2.25%	(10) (15)	20%	(10)
Hotel Clio	2%		15%	(4)
Hotel Emblem San Francisco	3%		10%	(4)
The Hythe Vail	2.2%		15%	(4)
Kimpton Hotel Palomar Phoenix	3.5%		20%
Kimpton Shorebreak Fort Lauderdale Beach Resort	2%		15%	(4)
Kimpton Shorebreak Huntington Beach Resort	2.5%		15%
Lake Austin Spa Resort	1.5%		15%	(4) (9)
The Landing Lake Tahoe Resort & Spa	1.25%		15%	(5)
L'Auberge de Sedona	2%	(16)	15%	(5)
The Lodge at Sonoma Resort	2%		15%	(4)
Margaritaville Beach House Key West	3%		10%
The Lindy Renaissance Charleston Hotel	2%		15%	(4) (5)
Salt Lake City Marriott Downtown at City Creek	2%		15%	(4)
Tranquility Bay Beachfront Resort	2.5%		15%	(4) (9)
Westin Boston Seaport District	1%	(17)	15%	(4) (5)
Westin Fort Lauderdale Beach Resort	2%		15%	(4)
Westin San Diego Bayview	1.5%	(14)	10%	(5)
Worthington Renaissance Fort Worth Hotel	3%		25%
______________
(1)As a percentage of gross revenues.
(2)As a percentage of hotel operating profits above a specified return on our invested capital or specified operating profit thresholds.
(3)Aggregate management fees (base plus incentive) are capped at 3.5% of total operating revenue.

(4)Total incentive management fees are capped at 1% of gross revenues.
(5)The property will not individually earn their incentive fee unless a collective owner's priority threshold is met.
(6)The base management fee is the sum of 1.5% of gross revenues and 1.5% of gross operating profit. Total management fees are capped at 3% of gross revenues.
(7)Calculated as 15% of net operating income.
(8)For the year ended December 31, 2025, the base management fee decreases to 1.5% of total revenues if actual EBITDA is less than the budgeted EBITDA for the year. Base management fees for the year ended December 31, 2025 were 1.5% of gross revenues.
(9)The incentive management fee increases to 1.5% of gross revenues if the gross operating profit exceeds a specified amount plus any owner's priority.
(10)Effective February 3, 2026, we entered into a new management agreement with Highgate Hotels. Under the new management agreement, base management fees are 2% of gross revenues and incentive management fees are 15% of aggregate operating profit exceeding aggregate owner's priority, capped at 1% of gross revenues.
(11)Effective February 3, 2026, we terminated the management agreement with HEI Hotels & Resorts and entered into a management agreement with Highgate Hotels. Under the new management agreement, base management fees are 2% of gross revenues and incentive management fees are 15% of aggregate operating profit exceeding aggregate owner's priority, capped at 1% of gross revenues.
(12)The incentive management fee is capped at 0.75% of gross revenues.
(13)The base management fee is the greater of 1.25% of total revenues or the sum of 1% of total revenues plus $75,000.
(14)Total management fees are capped at 2.5% of gross revenues.
(15)Total management fees are capped at 4% of gross revenues.
(16)The base management fee decreased from 2.25% of gross revenues to 2% of gross revenues beginning September 1, 2024.
(17)The base management fee decreases to 0.5% of gross revenues if the annual gross operating profit is less than $36 million. Effective January 1, 2025, the GOP threshold increases annually by the percentage increase in CPI. Base management fees for the year ended December 31, 2025 were 0.5% of gross revenues.

Additional information regarding fees incurred under hotel management agreements can be found in Note 13 to our accompanying consolidated financial statements.

Franchise Agreements

The following table sets forth the terms of the hotel franchise agreements for our 19 franchised hotels as of December 31, 2025:

Franchised Hotels	Expiration Date of Agreement	Franchise Fee
AC Hotel Minneapolis Downtown	10/2041	6% of gross room sales
Atlanta Marriott Alpharetta	9/2050 (1)	6% of gross room sales and 3% of gross food and beverage sales
Embassy Suites by Hilton Bethesda	2/2037	3.5% of gross room sales (2)
Courtyard Denver Downtown	10/2027	5.5% of gross room sales
Courtyard New York Manhattan/Fifth Avenue	12/2035	6% of gross room sales
Courtyard New York Manhattan/Midtown East	8/2042	6% of gross room sales
The Gwen	9/2035	5% of gross room sales
Hotel Champlain Burlington	6/2034	4% of gross room sales (3)
Hilton Garden Inn New York/Times Square Central	6/2033	5% of gross room sales
Hotel Clio	10/2036	6% of gross room sales and 3% of gross food and beverage sales (4)
The Hythe Vail	12/2041	5% of gross room sales and 2% of gross food and beverage sales
Kimpton Shorebreak Fort Lauderdale Beach Resort	4/2041	6% of gross room sales and 2% of gross food and beverage sales
The Lodge at Sonoma Resort	12/2035	5% of gross room sales
Margaritaville Beach House Key West	4/2041	1.5% of gross revenues (5)
The Lindy Renaissance Charleston Hotel	12/2031	5% of gross room sales
Salt Lake City Marriott Downtown at City Creek	9/2050 (1)	6% of gross room sales and 3% of gross food and beverage sales
Westin Boston Seaport District	12/2026	6% of gross room sales and 2% of gross food and beverage sales (6)
Westin Fort Lauderdale Beach Resort	12/2034	6% of gross room sales and 2% of gross food and beverage sales
Westin San Diego Bayview	12/2040	7% of gross room sales and 3% of gross food and beverage sales
______________
(1)The franchise agreement may be terminated at Marriott's option after September 2040.
(2)In February 2026, the franchise fee will increase to 5.5% of gross room sales through the remainder of the term.
(3)In July 2028, the franchise fees will increase to 5% through the remainder of the term.
(4)In January 2030, the franchise fees will decrease to 5% of gross room sales and 2% of gross food and beverage sales.

(5)An additional franchise fee applies equal to (i) 12.5% of gross revenues in excess of $24.0 million but not exceeding $28.0 million, and (ii) 15.0% of gross revenues in excess of $28.0 million.
(6)In January 2026, the franchise fees will increase to 7% of gross room sales and 3% of gross food and beverage sales through the remainder of the term.

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

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq under the symbol “DRH”. The closing price of our common stock on December 31, 2025 was $8.96 per share.

Stock Performance Graph

The following graph compares the five-year cumulative total stockholder return on our common stock against the cumulative total returns of the Standard & Poor's 500 Index (the “S&P 500”) and the FTSE Nareit Equity Lodging/Resorts Index (the “Nareit Lodging Index”). We believe the Nareit Lodging Index's total return provides a relevant industry sector comparison to our common stock's total stockholder return given the index is based on REITs that primarily invest in lodging real estate.

The graph assumes an initial investment on December 31, 2020 of $100 in our common stock in each of the indices and also assumes the reinvestment of dividends. The total return values do not include dividends declared, but not paid, during the period.

	2020	2021	2022	2023	2024	2025
DiamondRock Hospitality Company	$100.00	$116.48	$100.41	$116.79	$116.34	$120.65
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Nareit Lodging Index	$100.00	$118.22	$100.12	$124.07	$121.59	$115.34

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), except as shall be expressly set forth by specific reference in such filing.

Dividend Information

In order to maintain our qualification as a REIT, we are required to distribute to our stockholders each year at least:

•90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles ("U.S. GAAP")); plus

•90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less

•any excess non-cash income (as determined under the Code).

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

Stockholder Information

As of February 25, 2026, there were 17 record holders of our common stock and we believe we have more than one thousand beneficial holders. As of February 25, 2026, there were 14 holders of common OP units (in addition to the Company and executive officers of the Company).

In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, limits the number of common shares that may be owned by any single person or affiliated group to 9.8% of the outstanding common shares.

Equity Compensation Plan Information
The following table provides information as of December 31, 2025 regarding shares of common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,003,836 (1)	— (2)	5,386,647
Equity compensation plans not approved by security holders	—	—	—
Total	2,003,836	—	5,386,647
______________
(1)    Includes 536,425 shares of common stock issuable pursuant to our deferred compensation plan and 1,467,411 shares of common stock issuable upon the achievement of certain performance conditions. Does not include 841,105 shares of unvested restricted stock.
(2)    Performance stock units and deferred stock units do not have any exercise price.

Fourth Quarter 2025 Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
October 1 - October 31, 2025	200,700	$7.93	200,700	$136,975
November 1 - November 30, 2025	—	$—	—	$136,975
December 1 - December 31, 2025	—	$—	—	$136,975
______________
(1)On May 1, 2024, our board of directors approved a $200.0 million share repurchase program. The share repurchase program expires on May 1, 2026. The share repurchase program does not obligate the Company to acquire any particular amount of shares, and the share repurchase program may be suspended or discontinued at any time at the Company's discretion.

Fourth Quarter 2025 Sales of Unregistered Securities
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

Overview

DiamondRock Hospitality Company (the “Company”, “we”, or "our") is a self-managed and self-administered lodging-focused real estate investment trust ("REIT") that owns a portfolio of premium hotels and resorts. As of December 31, 2025, we owned 35 hotels with 9,595 rooms located in 26 markets in the United States. The markets that we target for ownership are those that we believe align with our strategic objectives, which include those in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those we consider to have high demand growth potential. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels, and the hotel brands, in certain cases, which are based on the revenues of the hotels. Each hotel is positioned to maximize its cash flow and value; accordingly, we choose to operate nearly 40% of our portfolio as an independent hotel and the remainder are operated under a brand owned by one of the leading global lodging brand companies (Marriott International, Hilton Worldwide, or IHG Hotels & Resorts).
We are a REIT for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership REIT, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of December 31, 2025. The remaining 0.5% of the common OP units are held by third parties and current and former executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

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
•
•Total Revenue per Available Room (“Total RevPAR”);

•Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”), Adjusted EBITDA, and Hotel Adjusted EBITDA; and

•Funds From Operations (“FFO”) and Adjusted FFO.

Occupancy, ADR, RevPAR, and Total RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, and Total RevPAR, which is calculated as total revenues divided by room nights available, are important statistics for monitoring operating performance at the individual hotel level and across our portfolio. We evaluate individual hotel RevPAR and Total RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. Room revenue comprised approximately 65% of our total revenues for the year ended December 31, 2025 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage, RevPAR, and Total RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, inflation, interest rates, tariffs, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage, RevPAR, and Total RevPAR performance is dependent on the continued success of our hotels' global brands and our hotel operators.

We also use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

Our Hotels

The following table sets forth certain operating information for the year ended December 31, 2025 for each of the hotels we owned during 2025.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR($)	Total RevPAR ($)	% Change from 2024 Total RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	63.2%	$262.61	$166.04	$276.52	2.0%
Westin Boston Seaport District	Boston, Massachusetts	793	82.1%	274.08	224.97	347.67	(0.2)%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	68.5%	203.47	139.47	193.65	6.8%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	71.8%	202.16	145.12	271.37	0.7%
Westin San Diego Bayview	San Diego, California	436	77.7%	224.08	174.05	241.98	8.8%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	74.9%	253.60	190.03	410.86	(3.8)%
Westin Washington D.C. City Center (1)	Washington, D.C.	410	45.4%	254.66	115.57	153.18	4.9%
The Dagny Boston	Boston, Massachusetts	403	85.4%	295.92	252.62	281.05	6.6%
The Hythe Vail	Vail, Colorado	344	57.1%	434.91	248.32	389.33	(1.3)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	90.9%	356.47	323.96	333.80	(2.3)%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	65.5%	164.41	107.65	157.03	6.0%
The Gwen	Chicago, Illinois	311	74.1%	318.29	235.78	351.57	5.7%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	90.7%	295.95	268.52	298.73	3.5%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	65.6%	166.35	109.18	128.26	(8.4)%
Hotel Champlain Burlington	Burlington, Vermont	258	69.6%	225.25	156.74	229.32	(5.1)%
Henderson Beach Resort	Destin, Florida	270	56.2%	379.44	213.40	432.04	7.3%
AC Hotel Minneapolis Downtown (2)	Minneapolis, Minnesota	245	59.7%	157.50	94.04	109.19	(2.7)%
Kimpton Hotel Palomar Phoenix	Phoenix, Arizona	242	67.7%	240.60	162.92	274.61	(1.8)%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	68.0%	239.49	162.87	213.33	(1.9)%
Hotel Clio	Denver, Colorado	199	77.8%	315.61	245.52	419.90	4.5%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	97.7%	326.23	318.72	324.42	13.1%
L'Auberge de Sedona (3)	Sedona, Arizona	158	49.6%	733.64	363.88	674.38	(3.5)%
Margaritaville Beach House Key West	Key West, Florida	186	82.7%	376.79	311.50	425.03	(4.1)%
The Lodge at Sonoma Resort	Sonoma, California	182	70.9%	420.81	298.30	474.93	7.2%
Courtyard Denver Downtown	Denver, Colorado	177	78.8%	212.38	167.44	188.38	7.6%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	88.0%	346.00	304.47	394.72	5.0%
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach, California	157	79.7%	301.02	239.87	362.58	(2.7)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	59.7%	591.24	352.90	927.11	1.9%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	67.1%	225.43	151.32	355.89	(1.4)%
Havana Cabana Key West	Key West, Florida	106	62.9%	269.13	169.29	247.74	(20.3)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	70.2%	598.88	420.39	539.69	(5.5)%
Hotel Emblem San Francisco	San Francisco, California	96	61.3%	205.47	126.04	154.10	3.8%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	71.6%	202.63	145.12	287.08	5.5%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	60.9%	421.17	256.68	468.60	2.9%
Lake Austin Spa Resort	Austin, Texas	40	52.0%	1,041.28	541.54	1,330.79	(3.1)%
Henderson Park Inn	Destin, Florida	37	68.8%	574.13	394.77	658.31	9.3%
TOTAL/WEIGHTED AVERAGE		10,005	71.9%	$287.51	$206.86	$318.12	1.2%
________________
(1)The percentage change from 2024 RevPAR reflects the comparable period in 2024 to our 2025 ownership period from January 1, 2025 until the hotel was sold on February 19, 2025.
(2)The hotel was acquired on November 12, 2024. The percentage change from 2024 RevPAR reflects the comparable period in 2024 to our 2025 ownership period.
(3)During the fourth quarter 2025, Orchards Inn Sedona and L'Auberge de Sedona were combined and operate as one hotel. Amounts presented have been adjusted to reflect the combination.

Outlook for 2026

The U.S. economy is projected to deliver moderate growth in 2026, broadly comparable to that of 2025. Growth is supported by easing financial conditions, fiscal stimulus and incremental investment in technology, while constrained by a softening labor market, affordability pressures, and the impacts of an uncertain trade policy. Inflation has moderated from the peak levels observed in recent years but is forecasted to remain above the Federal Reserve's long-term target of 2% in 2026. While interest rate reductions are anticipated this year, the Federal Reserve has continued to signal a cautious, data-dependent approach to monetary policy as it assesses progress towards price stability and conditions in the labor market. Consumer spending, which has been a key source of economic resilience, is expected to remain positive in 2026 but with growth decelerating from 2025 levels. Spending patterns are likely to remain uneven, with higher‑income households continuing to account for a disproportionate share of demand, while lower‑income consumers face persistent affordability challenges that may constrain their discretionary spending.

Travel demand remains sensitive to macroeconomic conditions, and uncertainty surrounding economic growth continues to influence the hospitality industry. Travel demand is expected to remain relatively steady in 2026 with RevPAR growth driven primarily by higher rates; however, elevated operating costs, particularly related to labor, utilities, and property taxes are expected to continue to pressure hotel profitability and operating margins. Changes in labor market conditions and broader economic uncertainty may also influence consumer confidence and discretionary spending.

Our portfolio, which consists primarily of luxury and upper upscale hotels and resorts in major urban centers and desirable leisure destinations, is well positioned for continued resilient performance. Our portfolio is relatively insulated from competitive new supply and the majority of our hotels are marketed to higher-income consumers. While certain markets may experience moderating demand trends, as consumers adjust discretionary spending in response to evolving economic conditions, we do expect pricing power to be maintained and ancillary revenues to continue to increase in the portfolio.

In 2026, we expect to benefit from: (1) the ownership of a high-quality portfolio, (2) return on investments from recently completed renovations, rebrandings, and repositionings, and limited earnings disruption from ongoing renovations, (3) incremental travel demand from a favorable holiday calendar and one-time events, such as the FIFA World Cup, (4) asset management initiatives, and (5) a conservative debt capital structure.

Results of Operations

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

All properties owned during these periods have been included in our results of operations during the respective periods since their date of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the year ended December 31, 2025 and 2024. The AC Hotel Minneapolis Downtown was acquired on November 12, 2024 and will hereinafter be referred to as our “2024 Acquisition.” The Westin Washington D.C. City Center was sold on February 19, 2025, and will hereinafter be referred to as our “2025 Disposition.”

Revenue. Revenue consists of the following (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%

Rooms	$728,606	$742,626	$(14,020)	(1.9)%
Food and beverage	281,793	281,682	111	—
Other	110,092	105,575	4,517	4.3
Total revenues	$1,120,491	$1,129,883	$(9,392)	(0.8)%

The following are key hotel operating statistics for the years ended December 31, 2025 and 2024. The 2024 operating statistics reflect the period in 2024 comparable to our ownership period in 2025 for the 2024 Acquisition and 2025 Disposition.

	Year Ended December 31,
	2025	2024	% Change
Occupancy %	71.9%	72.6%	(0.7)%
ADR	$287.51	$283.80	1.3%
RevPAR	$206.86	$206.12	0.4%
Total RevPAR	$318.12	$314.33	1.2%

Rooms revenues decreased by $14.0 million from the year ended December 31, 2024 to the year ended December 31, 2025. A decrease of $22.6 million was attributable to our 2025 Disposition, which was partially offset by an increase of $8.4 million due to our 2024 Acquisition. The remaining increase in rooms revenues of $0.2 million was due to a modest decline in lodging demand offset by ADR growth in group and business transient segments.

Food and beverage revenues increased $0.1 million from the year ended December 31, 2024 to the year ended December 31, 2025. The increase was attributable to growth in banquets, catering, and service charge revenues, offset by a decrease of $5.7 million due to our 2025 Disposition.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased $4.5 million from the year ended December 31, 2024 to the year ended December 31, 2025, primarily due to an increase in spa revenue, parking revenue, and resort fees, including the implementation of a resort fee at the Bourbon Orleans Hotel and The Lindy Renaissance Charleston Hotel.
Hotel operating expenses. The operating expenses consisted of the following (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%

Rooms	$182,694	$186,131	$(3,437)	(1.8)%
Food and beverage	191,172	193,331	(2,159)	(1.1)
Other departmental and support expenses	270,698	268,563	2,135	0.8
Management fees	25,838	27,149	(1,311)	(4.8)
Franchise fees	38,360	39,724	(1,364)	(3.4)
Other property-level expenses	100,542	103,347	(2,805)	(2.7)
Total hotel operating expenses	$809,304	$818,245	$(8,941)	(1.1)%

Our hotel operating expenses decreased $8.9 million from $818.2 million for the year ended December 31, 2024 to $809.3 million for the year ended December 31, 2025, with $20.6 million of such decrease attributable to our 2025 Disposition, partially offset by an increase of $7.3 million due to our 2024 Acquisition. The remaining increase of $13.3 million was due to higher property tax assessments, primarily related to our Chicago hotels, as well as increases in utilities and repairs and maintenance costs.

Depreciation and amortization. Our depreciation and amortization expense decreased $0.5 million from $113.6 million for the year ended December 31, 2024 to $113.1 million for the year ended December 31, 2025, primarily due to our 2025 Disposition.

Impairment losses. During the year ended December 31, 2025, we recorded an impairment loss of $1.1 million related to the write-off of construction in progress that was determined not to be recoverable. During the year ended December 31, 2024, we recorded impairment losses of $32.6 million related to the Westin Washington D.C. City Center and $1.6 million related to the write-off of construction in progress that was determined not to be recoverable. The impairment of the Westin Washington D.C. City Center was a result of our evaluation of the recoverability of the carrying amount of the hotel due to our determination in the fourth quarter of 2024 that it was more likely than not that the hotel would be sold before the end of its previously estimated useful life. The impairment adjusted the hotel's carrying amount to its estimated fair value less costs to sell.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, share-based compensation and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses decreased $18.5 million, from $52.9 million for the year ended December 31, 2024 to $34.4 million for the year ended December 31, 2025, primarily due to severance expense recognized during the year ended December 31, 2024, in connection with executive leadership changes made in April 2024.

Interest expense. Our interest expense was comprised of the following (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Unsecured term loan interest	$50,394	$47,232	$3,162	6.7%
Mortgage debt interest	7,211	14,753	(7,542)	(51.1)
Credit facility interest and unused fees	1,337	1,253	84	6.7
Amortization of debt issuance costs	1,972	1,967	5	0.3
Finance lease expense (1)	1,884	311	1,573	505.8
	$62,798	$65,516	$(2,718)	(4.1)%
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

The decrease in interest expense is primarily due to our mortgage debt repayments in 2025.

Income taxes. During the year ended December 31, 2025, we recognized an income tax benefit of $1.2 million, which was primarily related to the release of $2.4 million of the valuation allowance on our deferred tax assets. The release was driven by improved evidence of realizability at our TRSs, including cumulative taxable income over the most recent three-year period, the expected reversal of certain taxable temporary differences, and forecasted future taxable income. This benefit was slightly offset by state and local income tax expense. During the year ended December 31, 2024, we recognized income tax expense of $1.5 million, which was primarily related to state and local income tax expense. The income tax expense was slightly offset by a release of $0.2 million of the valuation allowance on our deferred tax assets.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

Discussion of the comparison of the results of operations for the year ended December 31, 2024 to the year ended December 31, 2023 was included in our Annual Report on Form 10-K for the year ended December 31, 2024 on page 47 under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 28, 2025.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay our scheduled debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, and distributions to our common stockholders.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, scheduled debt payments, debt maturities, certain redemptions of common OP units, ground lease payments, share repurchases, and making distributions to our common stockholders. We expect to meet our long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, including common OP units, and/or debt securities and proceeds from property dispositions. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered in order to provide balance sheet flexibility. As of December 31, 2025, our portfolio is fully unencumbered by secured debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

We prefer a relatively simple yet efficient capital structure. We generally structure our hotel acquisitions to be straightforward and to fit within our capital structure; however, we will consider a more complex transaction, such as the issuance of common OP units in connection with the acquisition of Cavallo Point, The Lodge at the Golden Gate, if we believe that the projected returns to our stockholders will significantly exceed the returns that would otherwise be available.

We believe that we maintain a reasonable amount of debt. As of December 31, 2025, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.98%, which includes the effect of interest rate swaps, and a weighted average maturity date of approximately 3.6 years, assuming all extension options available in our debt agreements are exercised. We remain committed to our core strategy of prudent leverage.

The following table outlines the timing and extent of our debt principal maturities and estimated interest payments for our mortgage debt and unsecured term loans as of December 31, 2025, assuming all extension options available in our debt agreements are exercised (in thousands):

	Principal	Interest (1)	Total Principal and Interest
2026	$—	$54,799	$54,799
2027	—	54,630	54,630
2028	—	55,148	55,148
2029	500,000	30,684	530,684
2030	600,000	1,837	601,837
	$1,100,000	$197,098	$1,297,098
______________
(1)The interest expense for our variable rate unsecured term loans is calculated based on the weighted average rate as of December 31, 2025 of 4.98%, which includes the effect of interest rate swaps.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. We did not sell any shares under the ATM Program during the years ended December 31, 2025 and 2024.
Share Repurchase Program
On May 1, 2024, our board of directors authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the year ended December 31, 2025, we repurchased 4,798,642 shares of common stock at an average price of $7.72 per share for an aggregate purchase price of $37.1 million. As of February 27, 2026, we have $137.0 million of authorized capacity remaining under the share repurchase program.
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

As of December 31, 2024, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference of $25.00 per share. On August 31, 2025, the Series A Preferred Stock became redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. On December 31, 2025, the Company redeemed all 4,760,000 outstanding shares at $25.00 per share for a total redemption amount of $119.0 million, plus accrued and unpaid dividends.

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

On July 22, 2025, we entered into the Seventh Amended and Restated Credit Agreement (the “Amended Credit Facility”), which provides us with a $400.0 million senior unsecured revolving credit facility and three term loan facilities in the aggregate amount of $1.1 billion. The senior unsecured revolving credit facility (the “Revolving Credit Facility”) matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures on January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. As of December 31, 2025, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Additional information about the Amended Credit Facility, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of December 31, 2025, we had $68.1 million of unrestricted corporate cash and $35.1 million of restricted cash, and no outstanding borrowings on our Revolving Credit Facility.

Our net cash provided by operations was $243.7 million for the year ended December 31, 2025. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash provided by investing activities was $7.5 million for the year ended December 31, 2025, which consisted of $89.0 million of proceeds from the sale of Westin Washington D.C. City Center offset by $81.6 million of capital expenditures.

Our net cash used in financing activities was $276.7 million for the year ended December 31, 2025, which consisted of $295.8 million of mortgage debt principal payments, $119.0 million paid for the redemption of our preferred stock, $98.3 million of distributions paid to holders of common stock and common units, $37.1 million of common shares repurchased under our share repurchase program, $11.6 million of financing costs, $9.8 million of distributions paid to holders of preferred stock, $5.1 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations, partially offset by $300.0 million of term loan proceeds.

We currently anticipate our significant sources of cash for the year ending December 31, 2026 will be net cash flow from hotel operations and potential dispositions. We expect our estimated uses of cash for the year ending December 31, 2026 will be debt service payments, potential acquisitions of hotel properties, capital expenditures, distributions to common stockholders, share repurchases, and corporate expenses.

Dividend Policy

We intend to distribute to our stockholders dividends at least equal to our REIT taxable income to avoid paying corporate income tax and excise tax on our earnings (other than the earnings of our taxable REIT subsidiaries, which are all subject to tax at regular corporate rates) and to qualify for the tax benefits afforded to REITs under the Code. In order to maintain our qualification as a REIT, we are required to distribute to our stockholders each year at least:

•90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with U.S. GAAP); plus

•90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less

•any excess non-cash income (as determined under the Code).

The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including our financial performance, restrictions under applicable law and our current and future loan agreements, our debt service requirements, our capital expenditure requirements, the requirements for qualification as a REIT under the Code and other factors that our board of directors may deem relevant from time to time. Information about our distributions declared and paid can be found in Note 9 to the accompanying consolidated financial statements.

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserves under the applicable management or franchise agreement. As of December 31, 2025, we have set aside $35.1 million for capital projects in property improvement funds, which are included in restricted cash on our consolidated balance sheets.

We invested approximately $81.6 million in capital improvements at our hotels during the year ended December 31, 2025. Completed projects in 2025 included the following:

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

We expect to spend approximately $80 to $90 million in capital improvements at our hotels in 2026. Significant projects in 2026 include the following:

•Courtyard New York Manhattan/Midtown East: We commenced a renovation of the hotel's guestrooms, which is expected to be completed by the end of the first quarter of 2026.
•Henderson Park Inn: We commenced a renovation of the hotel's guestrooms and bathrooms, which is expected to be completed during the first quarter of 2026.
•Westin San Diego Bayview: We expect to commence a renovation of the entrance and public spaces throughout the lobby, including the lobby bar in mid-2026.
•Atlanta Marriott Alpharetta: We expect to commence a renovation of the hotel's guestrooms during the fourth quarter of 2026.
•Kimpton Shorebreak Huntington Beach Resort: We expect to commence a renovation of the hotel's guestrooms during the fourth quarter of 2026.

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

FFO

We compute FFO in accordance with standards established by Nareit, which defines FFO as net income (calculated in accordance with U.S. GAAP) excluding gains or losses from sales of properties and impairment losses, plus real estate related depreciation and amortization. We believe that the presentation of FFO provides useful information to investors regarding its operating performance because it is a measure of our operations without regard to specified non-cash items, such as real estate related depreciation and amortization and gains or losses on the sale of assets. We also use FFO as one measure in assessing our operating results.

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

•Gains or Losses from Debt Extinguishment: We exclude the effect of gains or losses recorded on the debt extinguishment because these gains or losses result from transaction activity related to the Company’s capital structure that we believe are not indicative of the ongoing operating performance of the Company or our hotels.

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

Hotel Adjusted EBITDA

We believe that Hotel Adjusted EBITDA provides our investors with a useful financial measure to evaluate our hotel operating performance, excluding the impact of our capital structure (primarily interest), our asset base (primarily depreciation and amortization), and our corporate-level expenses. With respect to Hotel Adjusted EBITDA, we believe that excluding the effect of corporate-level expenses provides a more complete understanding of the operating results over which individual hotels and third-party management companies have direct control. We believe property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis. Hotel Adjusted EBITDA margins are calculated as Hotel Adjusted EBITDA divided by total hotel revenues.

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2025	2024 (As Adjusted)(1)	2023 (As Adjusted)(1)
Net income	$101,942	$48,250	$86,635
Interest expense	62,798	65,516	65,072
Income tax (benefit) expense	(1,231)	1,541	317
Real estate related depreciation and amortization	113,107	113,588	111,302
EBITDA	276,616	228,895	263,326
Impairment losses	1,076	34,169	941
EBITDAre	277,692	263,064	264,267
Non-cash lease expense and other amortization	5,140	5,970	6,156
Share-based compensation expense (2)	7,350	7,458	9,463
Hotel pre-opening costs	501	1,006	1,246
Terminated transaction costs	1,058	—	—
Loss on debt extinguishment	5,850	—	—
Severance costs (3)	—	20,362	—
Adjusted EBITDA	$297,591	$297,860	$281,132
Corporate expenses	25,279	25,001	22,577
Interest (income) and other (income) expense, net	(6,042)	(4,247)	(2,553)
Hotel Adjusted EBITDA	$316,828	$318,614	$301,156
_______________

(1)	Effective January 1, 2025, we exclude share-based compensation from our calculation of Adjusted EBITDA. Amounts reported for 2024 and 2023 have been adjusted to reflect the current year presentation.
(2)	Amounts include less than $0.1 million, $0.6 million, and $0.7 million of non-cash items related to our deferred compensation plan for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)	During the year ended December 31, 2024, we incurred severance costs related to the executive team changes that occurred in April 2024.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Year Ended December 31,
	2025	2024 (As Adjusted)(1)	2023 (As Adjusted)(1)
Net income	$101,942	$48,250	$86,635
Real estate related depreciation and amortization	113,107	113,588	111,302
Impairment losses	1,076	34,169	941
FFO	216,125	196,007	198,878
Distributions to preferred stockholders	(9,817)	(9,817)	(9,817)
FFO available to common stock and unit holders	206,308	186,190	189,061
Non-cash lease expense and other amortization	5,891	6,092	6,156
Share-based compensation expense	7,350	7,458	9,463
Terminated transaction costs	1,058	—	—
Loss on debt extinguishment	5,850	—	—
Severance costs (3)	—	20,362	—
Hotel pre-opening costs	501	1,006	1,246
Fair value adjustments to interest rate swaps	—	—	2,033
Adjusted FFO available to common stock and unit holders	$226,958	$221,108	$207,959
_______________

(1)	Effective January 1, 2025, we exclude share-based compensation from our calculation of Adjusted FFO. Amounts reported for 2024 and 2023 have been adjusted to reflect the current year presentation.
(2)	Amounts include less than $0.1 million, $0.6 million, and $0.7 million of non-cash items related to our deferred compensation plan for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)	During the year ended December 31, 2024, we incurred severance costs related to the executive team changes that occurred in April 2024.

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

Depreciation is recorded using the straight-line method over the assets' estimated useful lives, which are generally as follows: 15 to 40 years for buildings and improvements; 1 to 10 years for furniture, fixtures and equipment; and 3 to 5 years for computer equipment and acquired software.

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

Inflation

Operators of hotels generally possess the ability to adjust room rates on a daily basis to reflect the effects of inflation. Our management companies may adjust room rates daily, excluding previously contractually committed reservations. However, competitive pressures, demand elasticity, or other market factors may limit the ability of our management companies to increase room rates. Inflation may also affect our operating expenses and the cost of capital improvements, including, without limitation, increases in costs of labor, employee-related benefits, food, commodities and other materials, taxes, property and casualty insurance and utilities. Refer to “Outlook for 2026” above for more information regarding inflation.

Seasonality

The periods during which our hotels experience higher revenues vary from property to property, depending principally upon location and the customer base served. Accordingly, we expect some seasonality in our business. Volatility in our financial performance from the seasonality of the lodging industry could adversely affect our financial condition and results of operations.

New Accounting Pronouncements Not Yet Adopted

See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed and to which we expect to be exposed in the future is interest rate risk. The face amount of our outstanding debt as of December 31, 2025 was $1.1 billion, all of which had a variable interest rate. Our primary sensitivity in 2025 was to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of December 31, 2025, the interest rate on $325 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. In August 2025, we executed an interest rate swap for a notional amount of $75 million, effective January 2, 2026, to replace a maturing swap. In October 2025, we entered into an additional interest rate swap for a notional amount of $50 million, effective January 4, 2027, partially replacing a maturing swap. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $7.8 million annually.

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

Item 9B.   Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10-14 is incorporated by reference to our proxy statement for the 2026 annual meeting of stockholders (to be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report) (“2026 proxy statement”).

Item 10.   Directors, Executive Officers and Corporate Governance

We have adopted an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all of our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the insider trading policy is filed as Exhibit 19 to this Form 10-K. We have also implemented processes for the Company that we believe are designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.

The other information required by this item is incorporated by reference to our 2026 proxy statement.

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to our 2026 proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2026 proxy statement. Information regarding our equity plans set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to our 2026 proxy statement.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2026 proxy statement.

Our independent public accounting firm is KPMG LLP, McLean, Virginia, PCAOB Auditor ID: 185.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

1.Financial Statements

Included herein at pages F-1 through F-35.

2.Financial Statement Schedules

The following financial statement schedule is included herein on pages F-36 and F-37:

Schedule III - Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, has been omitted.

3.Exhibits

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description of Exhibit
3.1.1
Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Registration Statement on Form S-11 filed with the Securities and Exchange Commission on March 1, 2005 (File no. 333-123065))

3.1.2
Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2007)

3.1.3
Articles of Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2012)

3.1.4
Articles Supplementary Prohibiting DiamondRock Hospitality Company From Electing to be Subject to Section 3-803 of the Maryland General Corporation Law Absent Stockholder Approval (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2014)

3.1.5
Articles of Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2016)

3.1.6
Articles of Amendment to the Articles of Amendment and Restatement of DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2019)

3.1.7
Articles Supplementary Designating DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

3.2.1
Fifth Amended and Restated Bylaws of DiamondRock Hospitality (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2023)

4.1
Form of Certificate for Common Stock for DiamondRock Hospitality Company (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 5, 2010)

4.2
Form of Specimen Certificate for DiamondRock Hospitality Company's 8.250% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on August 28, 2020 (File No. 001-32514))

4.3†	Description of Securities of DiamondRock Hospitality Company
10.1
Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated as of August 28, 2018 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2018)

10.2
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of DiamondRock Hospitality Limited Partnership, dated August 28, 2020 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2020)

10.3*
DiamondRock Hospitality Company Deferred Compensation Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 8, 2014)

10.4*
First Amendment to DiamondRock Hospitality Company Deferred Compensation Plan, approved by the Compensation Committee of the Board of Directors on December 15, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015)

10.5
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of January 31, 2025, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association, KeyBanc Capital Markets Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, TD Securities (USA) LLC, Capital One, National Association and BMO Harris Bank, N.A., as Joint Lead Arrangers, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Securities (USA ) LLC, as Joint Bookrunners, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A., as Syndication Agents, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association, as Documentation Agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association, as Sustainability Structuring Agents (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2025)

10.6
Seventh Amended and Restated Credit Agreement, dated as of July 22, 2025, by and among DiamondRock Hospitality Limited Partnership, DiamondRock Hospitality Company, Wells Fargo Bank, National Association, as Administrative Agent, each of Wells Fargo Securities, LLC, BofA Securities, Inc., U.S. Bank National Association and TD Bank, N.A. as joint lead arrangers and joint bookrunners, each of KeyBanc Capital Markets, Inc., Regions Capital Markets, a Division of Regions Bank, PNC Capital Markets LLC, Capital One, National Association, BMO Capital Markets Corp., The Huntington National Bank and Truist Securities, Inc. as joint lead arrangers of certain loans under the Credit Facility, each of The Huntington National Bank and Truist Securities, Inc. as joint bookrunners of a loan under the Credit Facility, each of Bank of America, N.A., U.S. Bank National Association and TD Bank, N.A. as syndication agents, each of The Huntington National Bank and Truist Bank as syndication agents of a loan under the Credit Facility, each of KeyBank National Association, Regions Bank, PNC Bank, National Association, BMO Harris Bank, N.A. and Capital One, National Association as documentation agents, and each of Wells Fargo Bank, National Association and PNC Bank, National Association as sustainability structuring agents (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2025)

10.7*	Form of Indemnification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2009)
10.8*
DiamondRock Hospitality Company 2016 Equity Incentive Plan, effective as of May 3, 2016 (incorporated by reference to Appendix B to the Registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2016)

10.9*
First Amendment to the DiamondRock Hospitality Company 2016 Equity Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2018)

10.10*
Form of Restricted Stock Award Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.11*
Form of Performance Stock Unit Agreement under the 2016 Equity Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016)

10.12*
DiamondRock Hospitality Company 2024 Equity Incentive Plan, effective as of May 1, 2024 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 1, 2024)

10.13	Form of Restricted Stock Award Agreement under the 2024 Equity Incentive Plan
10.14	Form of Performance Stock Unit Agreement under the 2024 Equity Incentive Plan
10.15*
General Release Agreement, dated May 17, 2024, between Troy G. Furbay and DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024)

10.16*
General Release Agreement, dated May 21, 2024, between Mark W. Brugger and DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2024)

10.17*
Retirement Agreement, dated May 31, 2024, between William J. Tennis and DiamondRock Hospitality Company (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2024)

10.18	Form of Severance Agreement dated February 28, 2025 (and schedule of material differences thereto)

19.1	DiamondRock Hospitality Company Insider Trading Policy
21.1†	List of DiamondRock Hospitality Company Subsidiaries
23.1†	Consent of KPMG LLP
31.1†	Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2†	Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
97
DiamondRock Hospitality Company Compensation Recovery Policy (incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2024)

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
† Filed herewith
** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 27, 2026.

DIAMONDROCK HOSPITALITY COMPANY

By:	/s/ ANIKA C. FISCHER
	Name:	Anika C. Fischer
	Title:	Senior Vice President, General Counsel, and Corporate Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY J. DONNELLY	Chief Executive Officer and Director	February 27, 2026
Jeffrey J. Donnelly	(Principal Executive Officer)

/s/ BRIONY R. QUINN	Executive Vice President, Chief Financial Officer and Treasurer	February 27, 2026
Briony R. Quinn	(Principal Financial Officer)

/s/ STEPHEN M. SPIERTO	Senior Vice President, Chief Accounting Officer and Corporate Controller	February 27, 2026
Stephen M. Spierto	(Principal Accounting Officer)

/s/ WILLIAM W. McCARTEN	Chairman	February 27, 2026
William W. McCarten

/s/ TIMOTHY R. CHI	Director	February 27, 2026
Timothy R. Chi

/s/ MICHAEL A. HARTMEIER	Director	February 27, 2026
Michael A. Hartmeier

/s/ STEPHANIE D. LEPORI	Director	February 27, 2026
Stephanie D. Lepori

/s/ KATHLEEN A. MERRILL	Director	February 27, 2026
Kathleen A. Merrill

/s/ WILLIAM J. SHAW	Director	February 27, 2026
William J. Shaw

/s/ BRUCE D. WARDINSKI	Director	February 27, 2026
Bruce D. Wardinski

/s/ TABASSUM S. ZALOTRAWALA	Director	February 27, 2026
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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. KPMG LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 as stated in their report, which appears below.

/s/ JEFFREY J. DONNELLY
Chief Executive Officer
(Principal Executive Officer)

/s/ BRIONY R. QUINN
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer)

/s/ STEPHEN M. SPIERTO
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
DiamondRock Hospitality Company:

Opinion on Internal Control Over Financial Reporting
We have audited DiamondRock Hospitality Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
McLean, Virginia
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
DiamondRock Hospitality Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DiamondRock Hospitality Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of investments in hotel properties for impairment
As discussed in Notes 2 and 3 to the consolidated financial statements, property and equipment, net as of December 31, 2025, was $2,596.5 million, which primarily consists of investments in hotel properties. As discussed in Note 3, the Company recorded cumulative impairment losses of $1.1 million during 2025. The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the hotel properties may not be recoverable. If such events or circumstances are identified, management performs an analysis to compare the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel, to the carrying amount of the hotel property. If the estimated undiscounted future cash flows are less than the carrying amount of the hotel property, an adjustment to reduce the carrying amount to the related hotel’s estimated fair value is recorded and an impairment loss is recognized.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of investments in hotel properties may not be recoverable, and when applicable, the Company’s process to evaluate whether a hotel’s carrying amount is recoverable based on its undiscounted future cash flows. We assessed management’s assumptions and the likelihood of a potential decrease in expected future cash flows caused by a shortened hold period that may indicate an investment in a hotel property would not be recoverable. We assessed the Company’s intent and ability to hold each hotel property by examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties. We inquired of Company officials and obtained written representations regarding the status of potential plans, if any, to dispose of individual hotel properties, corroborated the Company’s plans with others in the organization who are responsible for, and have the authority over, potential disposition activities. When events or changes in circumstances indicated the carrying amount of a hotel property may not be recoverable, we challenged the methodology and significant assumptions used by the Company to estimate undiscounted future cash flows.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
McLean, Virginia
February 27, 2026

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
ASSETS
Property and equipment, net	$2,596,458	$2,631,221
Assets held for sale	—	93,400
Right-of-use assets	89,041	89,931
Restricted cash	35,137	47,408
Due from hotel managers	137,787	145,947
Prepaid and other assets	77,194	82,963
Cash and cash equivalents	68,084	81,381
Total assets	$3,003,701	$3,172,251

LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	1,098,850	1,095,294
Lease liabilities	87,053	85,235
Due to hotel managers	109,568	121,734
Liabilities of assets held for sale	—	3,352
Deferred rent	77,405	73,535
Unfavorable contract liabilities, net	56,549	58,208
Accounts payable and accrued expenses	83,888	79,201
Distributions declared and unpaid	25,903	49,034
Deferred income related to key money, net	7,400	7,726
Total liabilities	1,546,616	1,573,319
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized:
8.250% Series A Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), no shares issued and outstanding at December 31, 2025; 4,760,000 shares issued and outstanding at December 31, 2024	—	48
Common stock, $0.01 par value; 400,000,000 shares authorized; 203,703,182 and 207,592,210 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,037	2,076
Additional paid-in capital	2,114,438	2,268,521
Accumulated other comprehensive loss	(6,381)	(1,360)
Distributions in excess of earnings	(662,209)	(679,050)
Total stockholders' equity	1,447,885	1,590,235
Noncontrolling interests	9,200	8,697
Total equity	1,457,085	1,598,932
Total liabilities and equity	$3,003,701	$3,172,251

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rooms	$728,606	$742,626	$717,447
Food and beverage	281,793	281,682	259,757
Other	110,092	105,575	97,663
Total revenues	1,120,491	1,129,883	1,074,867
Operating expenses:
Rooms	182,694	186,131	176,765
Food and beverage	191,172	193,331	180,546
Other departmental and support expenses	270,698	268,563	261,536
Management fees	25,838	27,149	24,998
Franchise fees	38,360	39,724	35,738
Other property-level expenses	100,542	103,347	102,177
Depreciation and amortization	113,107	113,588	111,302
Impairment losses	1,076	34,169	941
Corporate expenses	34,404	52,911	32,048
Business interruption insurance income	—	—	(647)
Total operating expenses, net	957,891	1,018,913	925,404

Interest expense	62,798	65,516	65,072
Interest (income) and other (income) expense, net	(6,759)	(4,337)	(2,561)
Loss on debt extinguishment	5,850	—	—
Total other expenses, net	61,889	61,179	62,511
Income before income taxes	100,711	49,791	86,952
Income tax benefit (expense)	1,231	(1,541)	(317)
Net income	101,942	48,250	86,635
Less: Net income attributable to noncontrolling interests	(509)	(203)	(295)
Net income attributable to the Company	101,433	48,047	86,340
Distributions to preferred stockholders	(9,817)	(9,817)	(9,817)
Net income attributable to common stockholders	$91,616	$38,230	$76,523

Earnings per share:
Earnings per share available to common stockholders—basic	$0.44	$0.18	$0.36
Earnings per share available to common stockholders—diluted	$0.44	$0.18	$0.36

Weighted-average number of common shares outstanding:
Basic	206,226,487	210,286,342	211,518,826
Diluted	208,264,530	211,240,170	212,304,117

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income:
Net income	$101,942	$48,250	$86,635
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	(4,677)	353	(2,634)
Unrealized gain on Rabbi Trust assets	349	326	591
Amounts reclassified from other comprehensive income	(718)	—	—
Comprehensive income	96,896	48,929	84,592
Comprehensive income attributable to noncontrolling interests	(484)	(209)	(288)
Comprehensive income attributable to the Company	$96,412	$48,720	$84,304

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in excess of earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	4,760,000	$48	209,374,830	$2,094	$2,288,433	$—	$(700,694)	$1,589,881	$6,297	$1,596,178
Net income	—	—	—	—	—	—	86,340	86,340	295	86,635
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,625)	—	(2,625)	(9)	(2,634)
Unrealized gain on Rabbi trust assets	—	—	—	—	—	589	—	589	2	591
Distributions on common stock/units ($0.12 per common share/unit)	—	—	—	—	—	—	(25,159)	(25,159)	(127)	(25,286)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	867,041	9	7,946	—	—	7,955	816	8,771
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(333,779)	(3)	(3,029)	—	—	(3,032)	—	(3,032)
Redemption of common OP units	—	—	37,559	1	365	—	—	366	(366)	—
Common stock repurchased and retired	—	—	(318,454)	(5)	(2,418)	—	—	(2,423)	—	(2,423)
Balance at December 31, 2023	4,760,000	$48	209,627,197	$2,096	$2,291,297	$(2,036)	$(649,330)	$1,642,075	$6,908	$1,648,983
Net income	—	—	—	—	—	—	48,047	48,047	203	48,250
Unrealized gain on interest rate derivative instruments	—	—	—	—	—	351	—	351	2	353
Unrealized gain on Rabbi trust assets	—	—	—	—	—	325	—	325	1	326
Distributions on common stock/units ($0.32 per common share/unit)	—	—	—	—	—	—	(67,950)	(67,950)	(361)	(68,311)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	1,854,348	18	10,057	—	—	10,075	1,944	12,019
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(774,459)	(7)	(6,871)	—	—	(6,878)	—	(6,878)
Common stock repurchased and retired	—	—	(3,114,876)	(31)	(25,962)	—	—	(25,993)	—	(25,993)
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	$(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	101,433	101,433	509	101,942
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(4,654)	—	(4,654)	(23)	(4,677)
Unrealized loss on Rabbi trust assets	—	—	—	—	—	349	—	349	—	349
Amounts reclassified from other comprehensive income	—	—	—	—	—	(716)	—	(716)	(2)	(718)
Distributions on common stock/units ($0.36 per common share/unit)	—	—	—	—	—	—	(74,775)	(74,775)	(409)	(75,184)
Distributions on preferred stock ($2.0625 per preferred share)	—	—	—	—	—	—	(9,817)	(9,817)	—	(9,817)
Share-based compensation	—	—	1,518,832	15	6,980	—	—	6,995	428	7,423
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(609,218)	(6)	(5,048)	—	—	(5,054)	—	(5,054)
Redemption of preferred stock	(4,760,000)	(48)	—	—	(118,952)	—	—	(119,000)	—	(119,000)
Common stock repurchased and retired	—	—	(4,798,642)	(48)	(37,063)	—	—	(37,111)		(37,111)
Balance at December 31, 2025	—	$—	203,703,182	$2,037	$2,114,438	$(6,381)	$(662,209)	$1,447,885	$9,200	$1,457,085
The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$101,942	$48,250	$86,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,107	113,588	111,302
Corporate asset depreciation as corporate expenses	204	121	192
Loss on debt extinguishment	5,850	—	—
Non-cash lease expense and other amortization	5,140	5,970	6,156
Non-cash interest rate swap fair value adjustment	—	—	2,033
Amortization of debt issuance costs	1,972	1,967	2,053
Impairment losses	1,076	34,169	941
Amortization of deferred income related to key money	(341)	(431)	(431)
Share-based compensation	7,423	12,019	8,771
Deferred income tax expense	(2,867)	(449)	(975)
Changes in assets and liabilities:
Prepaid expenses and other assets	5,788	(3,936)	(3,684)
Due to/from hotel managers	(3,031)	3,459	24,151
Accounts payable and accrued expenses	7,387	9,682	420
Net cash provided by operating activities	243,650	224,409	237,564
Cash flows from investing activities:
Capital expenditures	(81,563)	(81,588)	(86,314)
Property acquisitions	—	(30,532)	(32,699)
Net proceeds from sale of hotel property	89,023	—	—
Acquisition of interest in land	—	—	(1,833)
Net cash provided by (used in) investing activities	7,460	(112,120)	(120,846)
Cash flows from financing activities:
Mortgage debt principal payments	(295,808)	(82,382)	(9,544)
Repurchases of common stock	(37,111)	(25,993)	(2,423)
Proceeds from senior unsecured term loan	300,000	—	—
Draws on senior unsecured credit facility	60,000	—	—
Repayments of senior unsecured credit facility	(60,000)	—	—
Payment of financing costs	(11,574)	—	—
Distributions on common stock and units	(98,314)	(25,601)	(31,909)
Distributions on preferred stock	(9,817)	(9,817)	(9,817)
Redemption of preferred stock	(119,000)	—	—
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(5,054)	(6,878)	(3,032)
Net cash used in financing activities	(276,678)	(150,671)	(56,725)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(25,568)	(38,382)	59,993
Cash, cash equivalents, and restricted cash beginning of year	128,789	167,171	107,178
Cash, cash equivalents, and restricted cash, end of year	$103,221	$128,789	$167,171

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(in thousands)

	Year Ended December 31,
Supplemental disclosure of cash flow information:	2025	2024	2023
Cash paid for interest	$58,751	$63,775	$60,363
Cash paid for income taxes, net of refunds	$531	$4,654	$2,666
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$25,903	$49,034	$6,324
Accrued capital expenditures	$2,500	$5,438	$4,667
Redemption of Operating Partnership units for common stock	$—	$—	$365

During 2025, we extinguished $300.0 million of our existing term loan and issued $300.0 million of new term loans in a non-cash refinancing transaction.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$68,084	$81,381	$121,595
Restricted cash	35,137	47,408	45,576
Total cash, cash equivalents, and restricted cash	$103,221	$128,789	$167,171

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements

1.Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging focused real estate company that owns a portfolio of premium hotels and resorts. As of December 31, 2025, we owned 35 hotels with 9,595 rooms. Our portfolio is concentrated in major urban markets and destination resort locations. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. Each hotel is uniquely positioned to maximize the cash flow and value; accordingly, nearly 40% of our portfolio is operated as an independent hotel and the remainder is operated under a brand owned by one of the leading global lodging brand companies.
We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owns 99.5% of the limited partnership units (“common OP units”) of our operating partnership as of December 31, 2025. The remaining 0.5% of the common OP units are held by third parties and executive officers of the Company. See Note 9 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include all accounts of the Company and its subsidiaries in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated upon consolidation. If the Company determines that it has an interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, the Company will consolidate the entity when it is determined to be the primary beneficiary of the entity. Our operating partnership meets the criteria of a variable interest entity. The Company is the primary beneficiary and, accordingly, we consolidate our operating partnership.

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

Acquisitions of hotel properties are generally accounted for as acquisitions of a group of assets and recorded at their relative fair value based upon total accumulated cost of the acquisition. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. In making estimates of fair values for purposes of allocating purchase price, we evaluate several factors, including but not limited to comparable sales, expected future cash flows discounted at risk adjusted rates as well as industry and Company data. Direct acquisition-related costs are capitalized as a component of the acquired assets.

Depreciation is recorded using the straight-line method over the assets' estimated useful lives, which are generally as follows: 15 to 40 years for buildings and improvements; 1 to 10 years for furniture, fixtures and equipment; and 3 to 5 years for computer equipment and acquired software.

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

Upon the sale or retirement of a fixed asset, the cost and related accumulated depreciation are removed from the Company’s balance sheet and any resulting gain or loss is included in the statements of operations and comprehensive income.

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

Income Taxes

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code, which requires that we distribute at least 90% of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we may be subject to taxes on “built-in gains” on sales of certain assets. Our taxable REIT subsidiaries will generally be subject to federal, state, and/or local income taxes. In order for the income from our hotel property investments to constitute “rents from real properties” for purposes of the gross income tests required for REIT qualification, the income we earn cannot be derived from the operation of any of our hotels. Therefore, we lease each of our hotel properties to wholly owned taxable REIT subsidiaries.

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

We may recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. If a tax position does not meet the more likely than not recognition threshold, despite our belief that our filing position is supportable, the benefit of that tax position is not recognized in the consolidated statements of operations and comprehensive income. We recognize interest and penalties, as applicable, related to unrecognized tax benefits as a component of income tax expense. We recognize unrecognized tax benefits in the period that the uncertainty is eliminated by either affirmative agreement of the uncertain tax position by the applicable taxing authority, or by expiration of the applicable statute of limitations. We had no uncertain tax positions as of December 31, 2025 and 2024.

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

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period plus other potentially dilutive securities such as stock grants. No adjustment is made for shares that are anti-dilutive during a period.

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

Performance-based awards are generally settled at the end of a three-year performance period. For awards granted before 2025, 50 percent of the award is subject to achievement based on a measure of the Company's total stockholder return relative to a peer company group (“TSR award”) and the other 50 percent of the award is subject to achievement of hotel market share improvement (“HMS award”). The total number of performance shares that vest based on each performance measure (relative stockholder return and hotel market share improvement) is based on an achievement factor that, in each case, ranges from zero to 150 percent payout. In 2025, all performance-based awards granted were TSR awards. For the 2025 TSR awards, the maximum number of shares of common stock issued to an executive officer ranges from zero to 300 percent payout. The grant date fair value of the relative stockholder return awards is estimated using the Monte Carlo simulation, and the grant date fair value for the hotel market share improvement awards is equal to the closing stock price on the date of grant.

The measurement objective for these share-based awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the awards. We recognize share-based compensation expense ratably over the requisite service period which is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The requisite service period is the period during which an employee is required to provide service in exchange for an award. We recognize forfeitures as they occur. Compensation expense for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable, no compensation expense for these awards is recognized.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes in connection with our variable rate debt. We may enter into derivative instruments, including interest rate swaps and caps, to manage or hedge interest rate risk. The Company recognizes all derivatives as assets or liabilities on its consolidated balance sheets at fair value. On the date the derivative contract is entered into, or at a later point in time, we may designate the derivative as a hedging instrument, and, if so, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. Changes in the fair value of a derivative that was determined to be an effective cash flow hedge are reported in other comprehensive income (loss) and are reclassified to interest expense in the same period during which the hedged transaction affects earnings. If we do not specifically designate the derivative as a cash flow hedge, changes in the fair value of the undesignated derivative instrument are reported in current period earnings.

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

Due to/from Hotel Managers

The due from hotel managers consists of hotel-level cash, accounts receivable, periodic hotel operating distributions receivable from managers and prepaid and other assets held by the hotel managers on our behalf. The due to hotel managers represents liabilities incurred by the hotel on behalf of us in conjunction with the operation of our hotels which are legal obligations of the Company.

Key Money

Key money represents consideration received from third parties to incentivize the Company to enter into hotel management or franchise agreements or to complete specific capital projects. Key money is deferred and amortized over the term of the hotel management or franchise agreement, or other systematic and rational period, if appropriate. Key money is classified as deferred income in the accompanying consolidated balance sheets and amortized as a reduction to management fees or franchise fees.

Leases

We determine if an arrangement is a lease or contains an embedded lease at inception. For agreements with both lease and nonlease components (e.g., common-area maintenance costs), we do not separate the nonlease components from the lease components, but account for these components as one. We determine the lease classification (operating or finance) at lease inception.

Right-of-use assets and lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. Operating lease assets are included in right-of-use assets and operating lease liabilities are included in lease liabilities within the consolidated balance sheets. Finance lease assets are included in prepaid and other assets and finance lease liabilities are included in accounts payable and accrued expenses within the consolidated balance sheets. The discount rate used to determine the present value of the lease payments is our incremental borrowing rate as of the lease commencement date, as the implicit rate is not readily determinable. The right-of-use assets also include any initial direct costs and any lease payments made at or before the commencement date, and are reduced for any unrestricted incentives received at or before the commencement date.

Options to extend or terminate the lease are included in the recognition of our right-of-use assets and lease liabilities when it is reasonably certain that we will exercise the option. Variable payments that are based on an index or a rate are included in the recognition of our right-of-use assets and lease liabilities using the index or rate at lease commencement; however, changes to these lease payments due to rate or index updates are recorded as rent expense in the period incurred. Contingent rentals based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and right-of-use asset but will be recognized as variable lease expense when they are incurred. Leases that contain provisions that increase the fixed minimum lease payments based on previously incurred variable lease payments related to performance will be remeasured, as these payments now represent an increase in the fixed minimum payments for the remainder of the lease term. However, leases with provisions that increase minimum lease payments based on changes in a reference index or rate (e.g. Consumer Price Index) will not be remeasured as such changes do not constitute a resolution of a contingency. If we purchase an underlying asset prior to the termination of the lease term, the right-of-use asset and related lease liability is reversed and the net gain or loss is recorded as part of the acquisition basis. The components of operating lease expense are included in other property-level expenses in our consolidated statements of operations and comprehensive income. Costs related to the finance lease are included in interest expense and other property-level expenses within the consolidated statements of operations and comprehensive income.

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

We have concentration risk related to one of our hotel properties. As of and for the year ended December 31, 2025, Chicago Marriott represented 11% of total revenues, 12% of total assets, and 9% of income before taxes. As of and for the year ended December 31, 2024, Chicago Marriott represented 11% of total revenues and total assets, and 10% of income before taxes.

Segment Reporting

Each one of our hotels is an operating segment. We evaluate each of our properties on an individual basis to assess performance, the level of capital expenditures, and acquisition or disposition transactions. Our evaluation of individual properties is not focused on property type (e.g. urban, suburban, or resort), brand, geographic location, or industry classification. All of our hotel operating segments meet the aggregation criteria established by U.S. GAAP for segment reporting, and as a result, the hotels have been aggregated into a single operating and reportable segment, hotel ownership.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted ASU 2023-09 on a retrospective basis during the year ended December 31, 2025. See Note 11 for the additional disclosures related to this adoption.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

3.Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2025	2024
Land	$570,386	$570,386
Land improvements	2,400	2,400
Buildings	2,877,236	2,812,461
Furniture, fixtures and equipment	222,001	200,415
Construction in progress	16,096	24,969
	3,688,119	3,610,631
Less: accumulated depreciation	(1,091,661)	(979,410)
	$2,596,458	$2,631,221

As of December 31, 2025 and 2024, we had accrued capital expenditures of $2.5 million and $5.4 million, respectively.

During the year ended December 31, 2024, we evaluated the recoverability of the carrying amount of Westin Washington D.C. City Center as a result of our determination it was more likely than not that the hotel would be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $32.6 million to adjust the hotel's carrying amount to its estimated fair value less costs to sell. See Note 4 for discussion related to the disposition of the hotel.

During the years ended December 31, 2025, and 2024, we recorded impairment losses of $1.1 million and $1.6 million, respectively, related to the write-off of construction in progress that was determined not to be recoverable.

4. Hotel Acquisitions and Dispositions

Acquisitions

On November 12, 2024, we acquired the 245-room AC Hotel Minneapolis Downtown located in Minneapolis, Minnesota for $30.5 million, including prorations and transaction costs. The acquisition was funded with corporate cash.

Dispositions

On February 19, 2025, we sold the Westin Washington D.C. City Center to an unaffiliated third party for $92.0 million. During the fourth quarter of 2024, we evaluated the recoverability of the carrying amount of the Westin Washington D.C. City Center as a result of our assessment that it was more likely than not that the hotel would be sold significantly before the end of its previously estimated useful life. As a result, we recorded an impairment loss of $32.6 million during the fourth quarter of 2024 to adjust the hotel's carrying amount to its estimated fair value less cost to sell. The fair value was determined based on the contractual sales price pursuant to an executed purchase and sale agreement. As of December 31, 2024, $93.4 million and $3.4 million were classified as assets held for sale and liabilities of assets held for sale, respectively. We received net proceeds of approximately $89.0 million from the transactions after consideration of transaction costs and an adjustment for the hotel's working capital.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of December 31,
Loan	Interest Rate as of December 31, 2025	Maturity Date	2025	2024
Worthington Renaissance Fort Worth Hotel mortgage loan	3.66%	May 2025	—	71,766
Hotel Clio mortgage loan	4.33%	July 2025	—	54,657
Westin Boston Seaport District mortgage loan	4.36%	November 2025	—	169,385
Unsecured term loan	SOFR + 1.35%	January 2026 (1)	—	300,000
Unsecured term loan	SOFR + 1.35% (2)	January 2028 (3)	500,000	500,000
Unsecured term loan	SOFR + 1.35% (4)	January 2029 (3)	300,000	—
Unsecured term loan	SOFR + 1.35% (4)	January 2030	300,000	—
Senior unsecured credit facility	SOFR + 1.40%	January 2030 (3)	—	—
Total debt			1,100,000	1,095,808
Unamortized debt issuance costs (5)			(1,150)	(514)
Debt, net of unamortized debt issuance costs			$1,098,850	$1,095,294
Weighted-Average Interest Rate (6)	4.98%
_____________
(1)In connection with the Seventh Amended and Restated Credit Agreement, the existing $300.0 million unsecured term loan maturing in January 2026 was refinanced with two new $300.0 million unsecured term loans.
(2)Interest rate as of December 31, 2025 was 4.86%, which includes the effect of interest rate swaps.
(3)Maturity date may be extended for two additional six-month periods upon the payment of applicable fees and the satisfaction of certain customary conditions.
(4)Interest rate as of December 31, 2025 was 5.01%.
(5)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheets.
(6)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

As of December 31, 2025, the aggregate debt maturities for our mortgage debt and unsecured term loans, assuming all extension options available in our debt agreements are exercised, are as follows (in thousands):

2026	$—
2027	—
2028	—
2029	500,000
2030	600,000
$1,100,000

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

On July 22, 2025, we entered into the Seventh Amended and Restated Credit Agreement (the “Amended Credit Facility”). The Amended Credit Facility increased the size of the Company’s existing credit facility from $1.2 billion to $1.5 billion and extended its maturity schedule. The Amended Credit Facility provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. The Company also has the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. The incremental proceeds from the upsizing of the Amended Credit Facility were utilized to fund the three mortgage loan maturities in 2025. As of December 31, 2025, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

In connection with the Amended Credit Facility, we incurred $11.1 million of debt issuance costs, of which $1.1 million was recognized as a reduction to the outstanding debt balance in our consolidated balance sheet and $4.4 million was recognized within Prepaid and Other Assets in our consolidated balance sheet. These debt issuance costs will be amortized to interest expense through the respective maturity dates of the related instruments. The remaining $5.6 million of debt issuance costs and $0.2 million of unamortized debt issuance costs were recognized as a loss on debt extinguishment in our consolidated statement of operations and comprehensive income for the year ended December 31, 2025.

As of December 31, 2025, interest was paid on the periodic advances on the Revolving Credit Facility and amounts outstanding on the term loans at varying rates, based upon the adjusted Secured Overnight Financing Rate (“SOFR”), as defined in the Amended Credit Facility, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Amended Credit Facility contains various financial covenants. A summary of the most significant covenants are as follows:

		Actual at
	Covenant	December 31, 2025
Maximum leverage ratio (1)	60%	27.6%
Minimum fixed charge coverage ratio (2)	1.50x	3.38
Secured recourse indebtedness	Less than 45% of Total Asset Value	N/A
Unencumbered leverage ratio	60.0%	31.9%
Unencumbered implied debt service coverage ratio	1.20x	2.35x
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

Mortgage Debt

We previously incurred limited recourse, property specific mortgage debt secured by certain of our hotels. On August 6, 2024, we repaid the Courtyard New York Manhattan/Midtown East mortgage loan using cash on hand. On May 6, 2025, we repaid the Worthington Renaissance Fort Worth Hotel mortgage loan using cash on hand. On July 2, 2025, we drew $60.0 million on our revolving credit facility, the proceeds from which were used to repay the Hotel Clio mortgage loan on its maturity date of July 3, 2025. The $60.0 million draw was repaid on July 22, 2025. On September 5, 2025, we repaid the Westin Boston Seaport District mortgage loan using proceeds from the Amended Credit Facility. Following this repayment, the Company's portfolio is fully unencumbered by secured debt.

The components of the Company's interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unsecured term loan interest	$50,394	$47,232	$43,294
Mortgage debt interest	7,211	14,753	16,436
Credit facility interest and unused fees	1,337	1,253	1,256
Amortization of debt issuance costs	1,972	1,967	2,053
Interest rate swap mark-to-market	—	—	2,033
Finance lease expense(1)	1,884	$311	$—
	$62,798	$65,516	$65,072
_____________
(1)In October 2024, we extended the term on one of our ground leases, and, as a result, the lease classification changed from an operating lease to a finance lease.

6. Derivatives

As of December 31, 2025 and 2024, the Company had the following derivatives (in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	December 31, 2025	December 31, 2024
Unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	$(138)	$1,328
Unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	(82)	747
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	(4)	757
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	(4)	758
Unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	80	456
Unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	1	628
Unsecured term loans	Swap	3.29%	SOFR	January 2, 2026	January 1, 2029	$75,000	(11)	—
Unsecured term loans	Swap	3.07%	SOFR	January 4, 2027	January 1, 2029	$50,000	155	—
						$450,000	$(3)	$4,674

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
The table below details the location in the consolidated financial statements of the gains and losses recognized on derivative financial statements (in thousands):

		Year Ended December 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2025	2024	2023
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$(4,677)	$353	$(2,634)
Interest income for derivatives that were designated as cash flow hedges	Interest expense	$3,066	$6,629	$7,688
Interest income (expense) for derivatives that were not designated as cash flow hedges	Interest expense	$—	$—	$(469)

During the next twelve months, the Company estimates that $0.2 million will be reclassified from other comprehensive income as an increase to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments is as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,098,850	$1,100,000	$1,095,294	$1,092,443
_______________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

The fair value of our interest rate swaps are Level 2 measurements under the fair value hierarchy. We estimate the fair value of the interest rate swap based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded that the inputs for the credit risk valuation adjustment are Level 3 inputs; however, these inputs are not significant to the fair value measurement in its entirety.

The fair values of our other financial instruments not included in the table above are estimated to be equal to their carrying amounts.

8. Leases

Seven of our hotel ground leases and one parking lot area are classified as operating leases, for which we have recorded right-of-use assets and lease liabilities. The lease liabilities for our operating leases assume the exercise of all available extension options, as we believe they are reasonably certain to be exercised. The components of operating lease expense are included in other property-level expenses in our consolidated statements of operations and comprehensive income.

In October 2024, we extended the ground lease for the Courtyard New York Manhattan/Fifth Avenue, adding an additional 36-year renewal option. As a result of the updated terms, the lease is now classified as a finance lease, and we remeasured the right-of-use asset and lease liability based on the revised lease term. Costs related to the finance lease are included in interest expense and other property-level expenses within the consolidated statements of operations and comprehensive income.

The following table sets forth the lease-related assets and liabilities in our consolidated balance sheet as of December 31, 2025 and 2024 (in thousands):

	Location in Consolidated Balance Sheets	Year Ended December 31,
		2025	2024
Assets
Operating lease assets, net	Right-of-use assets	$89,041	$89,931
Finance lease assets, net	Prepaid and other assets	8,095	8,179
Total lease assets		$97,136	$98,110

Liabilities
Operating lease liabilities	Lease liabilities	$87,053	$85,235
Finance lease liabilities	Accounts payable and accrued expenses	32,384	31,632
Total lease liabilities		$119,437	$116,867

Weighted-average remaining lease term
Operating leases		62 years
Finance leases		96 years

Weighted-average discount rate
Operating leases		5.77%
Finance leases		5.91%

The following table sets forth the lease costs related to the operating and finance leases included in the consolidated statements of operations and comprehensive income for the year ended December 31, 2025, 2024, and 2023 (in thousands):

	Location in Statements of Operations and Comprehensive Income	Year Ended December 31,
		2025	2024	2023
Operating lease cost	Other property-level expenses	$9,112	$10,889	11,106
Finance lease costs:
Amortization of lease assets	Other property-level expenses	85	14	—
Interest on lease liabilities	Interest expense	1,884	122	—
Total lease costs		$11,081	$11,025	$11,106

The following table sets forth supplemental cash flow information related to the operating and finance leases (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,073	$3,950
Variable lease payments	$2,107	$1,972
Cash paid for amounts included in the measurement of finance lease liabilities	$1,133	$189

Future minimum lease payments included in the consolidated balance sheets are as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Lease
2025	$3,571	$1,133
2026	3,534	1,204
2027	3,604	1,416
2028	3,678	1,416
2029	3,756	1,416
Thereafter	589,601	402,963
Total lease payments	607,744	409,548
Less imputed interest	(520,691)	(377,164)
Total lease liabilities	$87,053	$32,384

Six of our hotels are subject to ground lease agreements that cover all of the land underlying the respective hotel as of December 31, 2025:

•The Embassy Suites by Hilton Bethesda is subject to a ground lease that runs until 2087. There are no renewal options.

•The Courtyard New York Manhattan/Fifth Avenue is subject to a ground lease that runs until 2121, inclusive of two renewal options for 49 and 36 years, respectively. Our ability to exercise the second renewal option is contingent on the Company spending no less than $7.0 million on capital improvements by the end of 2026 (the “Capital Improvement Plan”). If we satisfy the Capital Improvement Plan contingency and exercise all renewal options, the ground lease would expire in October 2121.

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

We lease the buildings and sublease the underlying land containing 28 of the 158 rooms at L'Auberge de Sedona, which expires in 2070, including all extension options. The remainder of the land underlying the hotel is owned by us in fee simple.

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

The following table reflects the current and future annual rents under our ground leases:

Property	Term (1)	Annual Rent
Embassy Suites by Hilton Bethesda	Through 4/2087	$1,136,635 (2)
Courtyard New York Manhattan/Fifth Avenue (3)	10/2017 - 9/2027	$1,132,812
	10/2027 - 9/2037	$1,416,015
	10/2037 - 9/2047	$1,770,019
	10/2047 - 9/2057	$2,212,524
	10/2057 - 9/2067	$2,765,655
	10/2067 - 9/2077	$3,457,069
	10/2077 - 9/2087	$4,321,336
	10/2087 - 9/2097	$5,401,670
	10/2097 - 9/2107	$6,752,088
	10/2107 - 9/2117	$8,440,110
	10/2117 - 9/2121	$10,550,138
Salt Lake City Marriott (Ground lease for hotel)	Through 12/2106	Greater of $132,000 or 2.6% of annual gross room sales
Salt Lake City Marriott (Ground lease for extension)	1/2018 - 12/2056	$15,552 (4)
Westin Boston Seaport District (5) (Base rent)	1/2021 - 12/2025	$1,000,000
	1/2026 - 12/2030	$1,500,000
	1/2031 - 12/2035	$1,750,000
	1/2036 - 5/2099	No base rent
Westin Boston Seaport District(5) (Percentage rent)	6/2016 - 5/2026	1.0% of annual gross revenue
	6/2026 - 5/2036	1.5% of annual gross revenue
	6/2036 - 5/2046	2.75% of annual gross revenue
	6/2046 - 5/2056	3.0% of annual gross revenue
	6/2056 - 5/2066	3.25% of annual gross revenue
	6/2066 - 5/2099	3.5% of annual gross revenue
Hotel Clio	1/2021 - 12/2025	$55,000
	1/2026 - 12/2030 (6)	$60,000
L'Auberge de Sedona	7/2018 - 12/2070	$155,144 (7)
Hotel Palomar Phoenix (Base Rent)	4/2022 - 3/2085	$37,952 (8)
Hotel Palomar Phoenix (Government Property Lease Excise Tax) (9)	1/2022 - 6/2033	$312,000
	7/2033 - 6/2043	$234,000
	7/2043 - 6/2053	$156,000
	7/2053 - 6/2063	$78,000
	7/2063 - 3/2085	$—
Cavallo Point (Base Rent)	1/2019 - 12/2066	$140,531 (10)
Cavallo Point (11) (Percentage Rent)	1/2024 - 12/2028	3.0% of adjusted gross revenue over threshold
	1/2029 - 12/2033	4.0% of adjusted gross revenue over threshold
	1/2034 - 12/2066	5.0% of adjusted gross revenue over threshold
Cavallo Point (12) (Participation Rent)	Through 12/2066	10.0% of adjusted gross revenue over threshold
Bourbon Orleans Hotel parking sublease	Through 7/2046	$36,000 (13)
__________

(1)	These terms assume our exercise of all renewal options.

(2)	Represents rent for the year ended December 31, 2025. Rent increases annually by 5.5%.

(3)
The total annual rent includes the fixed rent noted in the table plus a percentage rent equal to 5% of gross receipts for each lease year, but only to the extent that 5% of gross receipts exceeds the minimum fixed rent in such lease year. There was no such percentage rent earned during the years ended December 31, 2025 and 2024.

(4)	Represents rent for the year ended December 31, 2025. Rent increases annually based on the greater of 2% or a Consumer Price Index calculation.

(5)	Total annual rent under the ground lease is capped at 2.5% of hotel gross revenues during the initial 30 years of the ground lease.

(6)	Beginning January 2031, we have the right to renew the ground lease in one-year increments at the prior year's annual rent plus 3%.

(7)	Represents rent for the year ended December 31, 2025. Rent increases annually in June based on a Consumer Price Index calculation.

(8)	Represents rent expense for the year ended December 31, 2025. Rent increases annually each April by 2.5%.

(9)	As the lessee of a government property, the hotel is subject to a Government Property Lease Excise Tax under Arizona state statute.

(10)
Represents rent for the year ending December 31, 2025. Base rent resets every five years based on the average of the sum of base rent and percentage rent of the preceding three years multiplied by 75%. The next base rent reset will be January 2029.

(11)	Percentage rent is applied to annual adjusted gross revenues, as defined in the ground lease, between $30 million and the participation rent threshold. Base rent is deducted from the percentage rent.

(12)	Participation rent is applied to annual adjusted gross revenues, as defined in the ground lease, over $42 million plus an annual increase based on a Consumer Price Index calculation.

(13)	Represents rent for the year ending December 31, 2025. Annual rent increases by $6,000 every five years. The next rent increase will be January 2027.

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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the years ended December 31, 2025 and 2024.

Our board of directors authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The share repurchase program will expire on May 1, 2026. During the year ended December 31, 2025, we repurchased 4,798,642 shares of common stock at an average price of $7.72 per share for an aggregate purchase price of $37.1 million. During the year ended December 31, 2024, we repurchased 3,114,876 shares of common stock at an average price of $8.33 per share for a total purchase price of $26.0 million. As of February 27, 2026, we have $137.0 million of authorized capacity remaining under the share repurchase program.

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

As of December 31, 2024, there were 4,760,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) issued and outstanding with a liquidation preference of $25.00 per share. On August 31, 2025, the Series A Preferred Stock became redeemable at the Company's option, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, but not including, the redemption date. On December 31, 2025, the Company redeemed all 4,760,000 outstanding shares at $25.00 per share for a total redemption amount of $119.0 million plus accrued and unpaid dividends.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of December 31, 2025, there were 421,244 common OP units still outstanding, the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

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

There were 1,041,362 and 994,653 common OP units held by third parties and executive officers of the Company as of December 31, 2025 and 2024, respectively. There were 93,418 and 140,127 unvested LTIP units outstanding as of December 31, 2025 and 2024, respectively.

Dividends and Distributions

During 2025 and 2024, and through the date of this report, we declared and paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
April 12, 2024	March 29, 2024	$0.03
July 12, 2024	June 28, 2024	$0.03
October 11, 2024	September 30, 2024	$0.03
January 14, 2025	December 31, 2024	$0.23
April 11, 2025	March 28, 2025	$0.08
July 11, 2025	June 30, 2025	$0.08
October 14, 2025	September 30, 2025	$0.08
January 14, 2026	December 31, 2025	$0.12

During 2025 and 2024, we paid the following dividends to holders of our Series A Preferred Stock:

Payment Date	Record Date	Dividend per Share
March 29, 2024	March 18, 2024	$0.515625
June 28, 2024	June 18, 2024	$0.515625
September 30, 2024	September 20, 2024	$0.515625
December 31, 2024	December 20, 2024	$0.515625
March 28, 2025	March 20, 2025	$0.515625
June 30, 2025	June 20, 2025	$0.515625
September 30, 2025	September 19, 2025	$0.515625
December 31, 2025	December 19, 2025	$0.515625

10. Equity Incentive Plan

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the “2024 Plan”), of which we have issued or committed to issue 2,513,353 shares as of December 31, 2025. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of the grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2023 to December 31, 2025 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	1,356,937	$9.47
Granted	247,762	8.94
Forfeited	(21,184)	9.13
Vested	(382,822)	9.60
Unvested balance at December 31, 2023	1,200,693	9.33
Granted	361,920	8.66
Vested	(941,018)	9.35
Unvested balance at December 31, 2024	621,595	8.90
Granted	478,098	8.21
Forfeited	(608)	8.23
Vested	(257,980)	8.97
Unvested balance at December 31, 2025	841,105	$8.49

The total unvested restricted stock awards as of December 31, 2025 are expected to vest as follows: 257,980 during 2025, 400,989 during 2026, 271,720 during 2027, 167,135 during 2028, and 1,261 during 2029. As of December 31, 2025, the unrecognized compensation cost related to restricted stock awards was $4.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 22 months. For the years ended December 31, 2025, 2024, and 2023, we recorded $3.1 million, $5.1 million and $4.2 million, respectively, of compensation expense net of forfeitures related to restricted stock awards. The compensation expense recorded for the year ended December 31, 2024 included $2.0 million of accelerated compensation expense related to restricted stock awards for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.

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

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs
March 2, 2021	68.8%	0.26%	$9.28	$9.40
February 22, 2022	71.4%	1.74%	$9.84	$9.56
August 9, 2022	73.3%	3.20%	$9.65	$9.32
February 23, 2023	74.5%	4.40%	$9.22	$8.94
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	$—

A summary of our PSUs from January 1, 2023 to December 31, 2025 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	950,653	$9.35
Granted	363,523	9.08
Additional units from dividends	17,886	8.35
Vested (1)	(299,766)	9.01
Unvested balance at December 31, 2023	1,032,296	9.34
Granted	364,799	8.36
Additional units from dividends	13,340	8.93
Vested (2)	(301,861)	9.32
Unvested balance at December 31, 2024	1,108,574	9.02
Granted	607,533	10.16
Additional units from dividends	93,346	8.30
Vested (3)	(342,042)	9.62
Unvested balance at December 31, 2025	1,467,411	$9.31
______________________
(1)The number of shares of common stock earned for the PSUs vested in 2023 was equal to 103.36% of the PSU Target Award.
(2)The number of shares of common stock earned for the PSUs vested in 2024 was equal to 95.56% of the PSU Target Award.
(3)The number of shares of common stock earned for the PSUs vested in 2025 was equal to 101.26% of the PSU Target Award.

The remaining unvested PSUs expected to vest are as follows: 399,570 during 2026, 432,835 in 2027 and 635,006 during 2028. As of December 31, 2025, the unrecognized compensation cost related to the PSUs was $5.2 million and is expected to be recognized on a straight-line basis over a period of 23 months. For the years ended December 31, 2025, 2024, and 2023, we recorded approximately $3.0 million, $4.2 million, and $3.0 million, respectively, of compensation expense net of forfeitures related to the PSUs. The compensation expense recorded for the year ended December 31, 2025 included $1.8 million of accelerated compensation expense related to PSUs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income. These awards will vest at 100% of the PSU Target Award based on their original vesting schedule.

LTIP Units

A summary of our LTIP units from January 1, 2023 to December 31, 2025 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2023	98,050	$9.39
Granted	257,270	8.94
Vested (1)	(41,183)	9.49
Unvested balance at December 31, 2023	314,137	9.01
Granted	97,477	8.72
Vested (1)	(271,487)	8.94
Unvested balance at December 31, 2024	140,127	8.90
Vested (1)	(46,709)	8.90
Unvested balance at December 31, 2025	93,418	$8.90
______________________
(1)As of December 31, 2025, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The remaining unvested LTIP units are expected to vest as follows: 46,709 during both 2026 and 2027. As of December 31, 2025, the unrecognized compensation cost related to LTIP unit awards was $0.5 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 16 months. For the years ended December 31, 2025, 2024, and 2023, we recorded $0.4 million, $2.0 million, and $0.8 million, respectively, of compensation expense related to LTIP unit awards. The compensation expense recorded for the year ended December 31, 2024 included $1.2 million of accelerated compensation expense related to LTIPs for the departures of our former Chief Executive Officer and Chief Investment Officer. The accelerated compensation expense is recorded as severance costs in corporate expenses within the consolidated statements of operations and comprehensive income.

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

For federal income tax purposes, the cash distributions paid to holders of our common stock, and historically to holders of our Series A Preferred Stock prior to its redemption on December 31, 2025, may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions, which could result in differences between cash basis and tax basis distribution amounts.

The following characterizes distributions paid to holders of common stock and Series A Preferred Stock on a tax basis for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Common Stock
Ordinary non-qualified income	$0.360000	$0.320000	$0.120000
Qualified dividends	—	—	—
	$0.360000	$0.320000	$0.120000
Series A Preferred Stock
Ordinary non-qualified income	$2.062500	$2.062500	$2.062500
Qualified dividends	—	—	—
	$2.062500	$2.062500	$2.062500

Our provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Income before income taxes (1)	100,711	49,791	86,952

Income tax expense (benefit)
Current tax expense
Federal	159	279	(85)
State and local	1,477	1,711	1,376
Total current tax expense	1,636	1,990	1,291
Deferred tax benefit
Federal	(2,121)	(367)	(743)
State and local	(747)	(83)	(232)
Total deferred tax benefit	(2,868)	(450)	(975)
Total income tax expense (benefit)
Federal	(1,962)	(88)	(827)
State and local	731	1,629	1,144
Total income tax expense (benefit)	(1,231)	1,541	317

(1)All income before income taxes was is attributable to the United States.

The reconciliation of the tax provision at the U.S. federal statutory rate to income tax expense is as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Total	%	Total	%	Total	%
U.S. federal statutory income tax rate	$21,149	21.0%	$10,456	21.0%	$18,260	21.0%
Nontaxable and nondeductible items
Federal tax impact of REIT election	(21,163)	(21.0)%	(10,129)	(20.3)%	(17,315)	(19.9)%
Other	(133)	(0.1)%	15	0.0%	(188)	(0.2)%
Change in valuation allowance	(1,653)	(1.6)%	(114)	(0.2)%	(1,235)	(1.4)%
Domestic state and local income taxes, net of federal effect (1)	569	0.5%	1,313	2.6%	795	0.9%
Total income tax expense (benefit)	$(1,231)	(1.2)%	$1,541	3.1%	$317	0.4%

(1)In 2025 and 2024, state and local income taxes in California, Illinois, Texas and Louisiana comprise the majority (greater than 50 percent) of the tax effect in this category. In 2023, state and local income taxes in Illinois and Texas comprise the majority (greater than 50 percent) of the tax effect in this category.

Income taxes paid, net of refunds are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
US Federal	$(602)	$(501)	$700
US State & Local
California	141	1,494	163
Illinois	*	1,854	607
Louisiana	283	*	565
New York	*	343	*
Texas	374	354	234
Vermont	104	306	159
Massachusetts	50	*	*
Florida	49	*	*
Montana	36	*	*
South Carolina	35	*	*
Other	61	804	238
Total State & Local	1,133	5,155	1,966
Total income taxes paid, net of refunds	$531	$4,654	$2,666

*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

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

	As of December 31,
	2025	2024
Federal
Net operating loss carryforwards	$1,085	$1,398
Deferred income	1,871	1,952
Other	417	440
Depreciation and amortization	316	(570)
Less: Valuation allowance	—	(1,653)
Federal - Deferred tax assets, net	$3,689	$1,567

State
Net operating loss carryforwards	$8,155	$8,525
Deferred income	510	528
Alternative minimum tax credit carryforwards	231	231
Other	126	130
Depreciation and amortization	86	(154)
Less: Valuation allowance	(7,431)	(8,164)
State - Deferred tax assets, net	$1,677	$1,096

As of December 31, 2025, we had deferred tax assets of $9.2 million consisting of federal and state net operating loss carryforwards. The state loss carryforwards generally expire in 2031 through 2044 if not utilized by then; however, for certain states some loss carryforwards do not expire. The federal loss carryforwards do not expire.

We analyze our deferred tax assets for each jurisdiction and record a valuation allowance when we deem it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets. During the year ended December 31, 2025, we released $2.4 million of the valuation allowance on our deferred tax assets related to one of our TRSs. The release was driven primarily by improved evidence of realizability, including cumulative taxable income over the most recent three-year period, the expected reversal of certain taxable temporary differences, and forecasted future taxable income. As of December 31, 2025, we had a valuation allowance of $7.4 million on our deferred tax assets, representing the portion of deferred tax assets that we do not expect to realize on a more-likely-than-not basis. Our assessment included, among other considerations, the future reversals of existing taxable temporary differences, future taxable income that can be reasonably projected, and jurisdiction-specific limitations on the utilization of state net operating loss carryforwards.

12. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to common stockholders (in thousands)	$91,616	$38,230	$76,523
Denominator:
Weighted-average number of common shares outstanding—basic	206,226,487	210,286,342	211,518,826
Effect of dilutive securities:
Unvested restricted common stock	221,609	152,158	340,981
Shares related to unvested PSUs	1,816,434	801,670	444,310
Weighted-average number of common shares outstanding—diluted	208,264,530	211,240,170	212,304,117
Earnings per share:
Earnings per share available to common stockholders—basic	$0.44	$0.18	$0.36
Earnings per share available to common stockholders—diluted	$0.44	$0.18	$0.36

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the basic and diluted EPS calculation as there would be no effect on the amounts since the common OP units' share of income or loss would also be added or subtracted to derive net income available to common stockholders.

13. Relationships with Managers and Franchisors

We are party to a hotel management agreement at each of our hotels. Under our hotel management agreements, the hotel manager receives a base management fee and, if certain financial thresholds are met or exceeded, an incentive management fee. The base management fee is between 0.5% and 3.5% of gross hotel revenues for each fiscal year. The incentive management fee is generally based on hotel operating profits, but the fee only applies to that portion of hotel operating profits above a negotiated return on our invested capital, which we refer to as the owner's priority. We refer to this excess of operating profits over the owner's priority as “available cash flow.”

Our management agreements generally provide us with termination rights upon a manager's failure to meet certain financial performance criteria and the manager's decision not to cure the failure by making a cure payment.

The following is a summary of management fees (in thousands):

	Year Ended December 31,
	2025	2024	2023
Base management fees	$22,586	$23,357	$22,543
Incentive management fees	5,151	5,781	4,444
Amortization of deferred income related to key money (1)	(310)	(400)	(400)
Amortization of unfavorable contract liabilities	(1,589)	(1,589)	(1,589)
Total management fees, net	$25,838	$27,149	$24,998
_____________________________
(1)Relates to key money received for Chicago Marriott Downtown Magnificent Mile, Westin Washington D.C. City Center, through the date of the disposition, and Henderson Beach Resort.

Sixof our hotels earned incentive management fees for the year ended December 31, 2025. Fourof our hotels earned incentive management fees for the year ended December 31, 2024. Five of our hotels earned incentive management fees for the year ended December 31, 2023.

Franchise Agreements

We are party to a franchise agreement for 19 of our hotels as of December 31, 2025. The franchise agreements require royalty fees based on a percentage of gross rooms revenue and, for certain hotels, an additional fee based on a percentage of gross food and beverage revenue. In addition, franchise agreements require fees for marketing, reservation or other program fees based on a percentage of the hotel's gross rooms revenue. Pursuant to these franchise agreements, we pay a royalty fee ranging between 3.5% and 7% of gross room sales, and, under certain agreements, between 2% and 3% of gross food and beverage sales.

The following is a summary of franchise fees for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Franchise fees	$38,391	$39,755	$35,769
Amortization of deferred income related to key money (1)	(31)	(31)	(31)
Total franchise fees, net	$38,360	$39,724	$35,738
_____________________________
(1)Relates to key money received for Courtyard New York Manhattan/Fifth Avenue.

14. Segment Reporting

We have one reportable segment, hotel ownership, as discussed in Note 2. The hotel ownership segment is mostly comprised of upper upscale and luxury chain scale hotels that offer hotel rooms, food and beverage and other ancillary guest services. The Company’s chief operating decision maker (“CODM”) is the Executive Committee, which includes: 1) the Chief Executive Officer, 2) President and Chief Operating Officer, 3) Executive Vice President, Chief Financial Officer & Treasurer, and 4) Senior Vice President, General Counsel & Corporate Secretary.

The CODM evaluates the hotel ownership segment primarily based on hotel adjusted earnings (loss) before interest income and expense, taxes and depreciation and amortization (“Hotel Adjusted EBITDA”). The CODM uses Hotel Adjusted EBITDA to evaluate the ongoing operational performance of our hotels and effectiveness of the third-party management companies operating our business on a property-level basis, in order to make informed decisions on how to allocate resources. Hotel Adjusted EBITDA is also used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation. Hotel Adjusted EBITDA, presented herein, is calculated as EBITDA from hotel operations, adjusted to exclude the following items that are not reflective of our ongoing operating performance or incurred in the normal course of business, and thus excluded from the CODM’s analysis in making day-to-day operating decisions:

▪Non-cash lease expense and other amortization
▪Cumulative effect of a change in accounting principle
▪Gains or losses from early extinguishment of debt

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

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Hotel ownership revenue	$1,120,491	$1,129,883	$1,074,867
Total consolidated revenue	1,120,491	1,129,883	1,074,867

Significant expenses:
Rooms expense	182,694	186,131	176,765
Food and beverage expense	191,172	193,331	180,546
Other departmental and support expenses	270,698	268,563	261,536
Management fees	27,426	28,739	26,587
Franchise fees	38,360	39,724	35,738
Property taxes	58,332	54,195	48,586
Total significant expenses	768,682	770,683	729,758

Other segment expenses:
Other hotel expenses(1)	34,981	40,586	43,953

Hotel adjusted EBITDA	316,828	318,614	301,156

Non-cash lease expense and other amortization	5,140	5,970	6,156
Hotel pre-opening and manager transition items	501	1,006	1,246
Impairment losses	1,076	34,169	941
Depreciation and amortization	113,107	113,588	111,302
Corporate expenses	34,404	52,911	32,048
Interest expense	62,798	65,516	65,072
Interest income	(5,615)	(4,013)	(2,442)
Loss on early extinguishment of debt	5,850	—	—
Other (income) expense, net	(1,144)	(324)	(119)
Income tax expense	(1,231)	1,541	317
Consolidated net income	$101,942	$48,250	$86,635
_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	Year Ended December 31,
	2025	2024
Hotel ownership	$2,908,811	$3,063,835
All other	94,890	108,416
Total assets	$3,003,701	$3,172,251

Total capital expenditures related to our hotel ownership segment were $81.6 million, $81.6 million and $86.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

15. Commitments and Contingencies

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

DiamondRock Hospitality Company
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2025 (in thousands)

				Costs
		Initial Cost		Capitalized	Gross Amount at End of Year
			Building and	Subsequent to		Building and		Accumulated	Net Book	Year of	Depreciation
Description	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Value	Acquisition	Life
AC Hotel Minneapolis Downtown	$—	$4,141	$24,549	$56	$4,141	$24,605	$28,746	$(725)	$28,021	2024	10 - 40 Years
Atlanta Marriott Alpharetta	—	3,623	33,503	6,493	3,623	39,996	43,619	(19,104)	24,515	2005	10 - 40 Years
Bourbon Orleans Hotel		20,644	60,969	7,310	20,645	68,278	88,923	(7,320)	81,603	2021	10 - 40 Years
Cavallo Point, The Lodge at Golden Gate		—	123,100	11,124	—	134,224	134,224	(31,894)	102,330	2018	10 - 40 Years
Chicago Marriott Downtown Magnificent Mile	—	36,900	347,921	101,980	36,900	449,901	486,801	(200,112)	286,689	2006	10 - 40 Years
Chico Hot Springs Resort & Day Spa	—	11,291	20,595	1,865	11,291	22,460	33,751	(2,715)	31,036	2023	10 - 20 Years
Embassy Suites by Hilton Bethesda	—	—	45,656	10,841	—	56,497	56,497	(26,825)	29,672	2004	10 - 40 Years
The Gwen Hotel	—	31,650	76,961	25,580	31,650	102,541	134,191	(43,036)	91,155	2006	10 - 40 Years
Courtyard Denver Downtown	—	9,400	36,180	7,536	9,400	43,716	53,116	(15,844)	37,272	2011	10 - 40 Years
Courtyard New York Manhattan/Fifth Avenue	—	—	34,685	10,298	—	44,983	44,983	(21,341)	23,642	2004	10 - 40 Years
Courtyard New York Manhattan/Midtown East	—	16,500	54,812	12,613	16,500	67,425	83,925	(31,782)	52,143	2004	10 - 40 Years
Havana Cabana Key West	—	32,888	13,371	7,872	32,888	21,243	54,131	(5,054)	49,077	2014	10 - 40 Years
Henderson Beach Resort		10,118	93,176	7,014	10,645	99,663	110,308	(10,268)	100,040	2021	10 - 40 Years
Henderson Park Inn		8,395	17,462	2,526	8,539	19,844	28,383	(2,521)	25,862	2021	10 - 40 Years
Hotel Champlain Burlington	—	9,197	40,644	18,927	9,197	59,571	68,768	(16,509)	52,259	2012	10 - 40 Years
Hilton Garden Inn New York/Times Square Central	—	60,300	88,896	6,527	60,300	95,423	155,723	(26,181)	129,542	2014	10 - 40 Years
Hotel Clio	—	9,200	63,183	16,012	9,200	79,195	88,395	(25,739)	62,656	2011	10 - 40 Years
Hotel Emblem San Francisco	—	7,856	21,085	9,109	7,856	30,194	38,050	(8,525)	29,525	2012	10 - 40 Years
Hotel Palomar Phoenix	—	—	59,703	4,455	—	64,158	64,158	(12,098)	52,060	2018	10 - 40 Years
The Hythe Vail	—	5,800	52,463	39,113	5,800	91,576	97,376	(34,329)	63,047	2005	10 - 40 Years
Kimpton Shorebreak Fort Lauderdale Beach Resort	—	3,436	29,206	1,500	3,436	30,706	34,142	(2,960)	31,182	2022	10 - 40 Years
Kimpton Shorebreak Huntington Beach Resort	—	19,908	37,525	5,723	20,423	42,733	63,156	(11,682)	51,474	2015	10 - 40 Years
Margaritaville Beach House Key West	—	49,592	42,958	19,290	49,592	62,248	111,840	(14,618)	97,222	2015	10 - 40 Years
Lake Austin Spa Resort	—	25,089	43,879	1,115	25,089	44,994	70,083	(4,267)	65,816	2022	10 - 40 Years
The Landing Lake Tahoe Resort & Spa	—	14,816	24,351	3,433	14,816	27,784	42,600	(5,447)	37,153	2018	10 - 40 Years
L'Auberge de Sedona	—	49,110	32,384	37,299	49,110	69,684	118,794	(10,207)	108,587	2017	10 - 40 Years
Salt Lake City Marriott Downtown at City Creek	—	—	45,815	24,785	—	70,600	70,600	(29,068)	41,532	2004	10 - 40 Years
The Dagny Boston	—	23,262	128,628	46,876	23,262	175,504	198,766	(50,402)	148,364	2012	10 - 40 Years
The Lindy Renaissance Charleston Hotel	—	5,900	32,511	12,077	5,900	44,588	50,488	(15,069)	35,419	2010	10 - 40 Years
The Lodge at Sonoma Resort	—	3,951	22,720	17,675	3,951	40,395	44,346	(14,366)	29,980	2004	10 - 40 Years
Tranquility Bay Beachfront Resort	—	1,865	19,357	349	1,865	19,706	21,571	(2,051)	19,520	2022	10 - 40 Years
Westin Boston Seaport District	—	—	273,696	40,024	—	313,721	313,721	(143,064)	170,657	2007	10 - 40 Years
Westin Fort Lauderdale Beach Resort	—	54,293	83,227	21,620	54,293	104,847	159,140	(27,294)	131,846	2014	10 - 40 Years
Westin San Diego Bayview	—	22,902	95,617	22,745	22,902	118,362	141,264	(37,605)	103,659	2012	10 - 40 Years
Worthington Renaissance Fort Worth Hotel	—	15,500	63,428	36,515	17,172	98,271	115,443	(39,170)	76,273	2005	10 - 40 Years
Total	$—	$567,527	$2,284,216	$598,277	$570,386	$2,879,636	$3,450,022	$(949,192)	$2,500,830

Notes:

A) The change in total cost of properties for the fiscal years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Balance at December 31, 2022	$3,384,509
Additions:
Acquisitions	31,886
Capital expenditures	60,931
Balance at December 31, 2023	3,477,326
Additions:
Acquisitions	28,690
Capital expenditures	50,846
Deductions:
Impairment losses	(43,920)
Dispositions and other	(7,004)
Balance at December 31, 2024	3,505,938
Additions:
Capital expenditures	64,601
Deductions:
Dispositions and other	(120,517)
Balance at December 31, 2025	$3,450,022

B) The change in accumulated depreciation of real estate assets for the fiscal years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

Balance at December 31, 2022	$768,634
Depreciation and amortization	72,666
Balance at December 31, 2023	841,300
Depreciation and amortization	77,018
Impairment losses	(11,347)
Dispositions and other	(7,004)
Balance at December 31, 2024	899,967
Depreciation and amortization	80,849
Dispositions and other	(31,624)
Balance at December 31, 2025	$949,192

C) The aggregate cost of properties for U.S. Federal income tax purposes (in thousands) is approximately $3,343,719 as of December 31, 2025.