Form 10-Q
period 2026-03-31
DiamondRock Hospitality Co
filed 2026-04-30
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-32514
DIAMONDROCK HOSPITALITY COMPANY
(Exact Name of Registrant as Specified in Its Charter)

Maryland			20-1180098
(State of Incorporation)			(I.R.S. Employer Identification No.)

7373 Wisconsin Avenue, Suite 1900	Bethesda,	Maryland	20814
(Address of Principal Executive Offices)			(Zip Code)

(240) 744-1150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DRH	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 204,490,591 shares of its $0.01 par value common stock outstanding as of April 30, 2026.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Property and equipment, net	$2,566,427	$2,596,458
Assets held for sale	37,565	—
Right-of-use assets	95,243	89,041
Restricted cash	37,023	35,137
Due from hotel managers	161,239	137,787
Prepaid and other assets	73,252	77,194
Cash and cash equivalents	39,293	68,084
Total assets	$3,010,042	$3,003,701
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	$1,098,944	$1,098,850
Lease liabilities	96,587	87,053
Due to hotel managers	122,531	109,568
Liabilities of assets held for sale	35,183	—
Deferred rent	78,520	77,405
Unfavorable contract liabilities, net	56,135	56,549
Accounts payable and accrued expenses	42,300	83,888
Distributions declared and unpaid	19,472	25,903
Deferred income related to key money, net	6,990	7,400
Total liabilities	1,556,662	1,546,616
Equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 204,615,024 and 203,703,182 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,046	2,037
Additional paid-in capital	2,117,350	2,114,438
Accumulated other comprehensive loss	(4,797)	(6,381)
Distributions in excess of earnings	(666,433)	(662,209)
Total stockholders’ equity	1,448,166	1,447,885
Noncontrolling interests	5,214	9,200
Total equity	1,453,380	1,457,085
Total liabilities and equity	$3,010,042	$3,003,701

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Rooms	$164,085	$163,118
Food and beverage	67,166	66,841
Other	26,911	24,894
Total revenues	258,162	254,853
Operating Expenses:
Rooms	42,323	43,843
Food and beverage	45,900	46,417
Other departmental and support expenses	66,188	65,286
Management fees	5,011	5,018
Franchise fees	9,255	9,048
Other property-level expenses	24,481	24,899
Depreciation and amortization	28,540	27,892
Corporate expenses	7,843	7,683
Total operating expenses	229,541	230,086
Interest expense	14,690	15,158
Interest (income) and other (income) expense, net	(648)	(1,464)
Total other expenses, net	14,042	13,694
Income before income taxes	14,579	11,073
Income tax (expense) benefit	(46)	842
Net income	14,533	11,915
Less: Net income attributable to noncontrolling interests	(69)	(58)
Net income attributable to the Company	14,464	11,857
Distributions to preferred stockholders	—	(2,454)
Net income attributable to common stockholders	$14,464	$9,403

Earnings per share:
Earnings per share available to common stockholders—basic	$0.07	$0.05
Earnings per share available to common stockholders—diluted	$0.07	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Comprehensive Income:
Net income	$14,533	$11,915
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	1,706	(2,548)
Unrealized gain (loss) on Rabbi Trust assets	(96)	54
Amounts reclassified from other comprehensive income	(22)	(673)
Comprehensive income	16,121	8,748
Comprehensive income attributable to noncontrolling interests	(77)	(42)
Comprehensive income attributable to the Company	$16,044	$8,706

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	203,703,182	$2,037	$2,114,438	$(6,381)	$(662,209)	$1,447,885	$9,200	$1,457,085
Net income	—	—	—	—	14,464	14,464	69	14,533
Unrealized gain on interest rate derivative instruments	—	—	—	1,701	—	1,701	5	1,706
Unrealized loss on Rabbi Trust assets	—	—	—	(95)	—	(95)	(1)	(96)
Amounts reclassified from other comprehensive income	—	—	—	(22)	—	(22)	—	(22)
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	(18,688)	(18,688)	(62)	(18,750)
Share-based compensation	785,700	8	1,580	—	—	1,588	117	1,705
Shares redeemed to satisfy withholdings on vested share based compensation	(318,978)	(3)	(2,846)	—	—	(2,849)	—	(2,849)
Redemption of Operating Partnership units	445,120	4	4,110	—	—	4,114	(4,114)	—
Other	—	—	68	—	—	68	—	68
Balance at March 31, 2026	204,615,024	$2,046	$2,117,350	$(4,797)	$(666,433)	$1,448,166	$5,214	$1,453,380

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	11,857	11,857	58	11,915
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,535)	—	(2,535)	(13)	(2,548)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	54	—	54	—	54
Amounts reclassified from other comprehensive income	—	—	—	—	—	(670)	—	(670)	(3)	(673)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,781)	(16,781)	(91)	(16,872)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)		(2,454)
Share-based compensation	—	—	1,379,495	14	1,180	—	—	1,194	108	1,302
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(585,127)	(6)	(4,882)	—	—	(4,888)	—	(4,888)
Common stock repurchased and retired	—	—	(1,413,643)	(15)	(11,101)	—	—	(11,116)	—	(11,116)
Balance at March 31, 2025	4,760,000	$48	206,972,935	$2,069	$2,253,718	$(4,511)	$(686,428)	$1,564,896	$8,756	$1,573,652

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$14,533	$11,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,540	27,926
Non-cash lease expense and other amortization	1,228	1,299
Amortization of debt issuance costs	426	535
Amortization of deferred income related to key money	(82)	(96)
Share-based compensation	1,705	1,302
Changes in assets and liabilities:
Prepaid expenses and other assets	(3,441)	3,692
Due to/from hotel managers	(13,675)	(12,145)
Accounts payable and accrued expenses	(7,295)	(6,822)
Net cash provided by operating activities	21,939	27,606
Cash flows from investing activities:
Capital expenditures	(20,813)	(25,562)
Net proceeds from sale of hotel property	—	89,019
Net cash (used in) provided by investing activities	(20,813)	63,457
Cash flows from financing activities:
Mortgage debt principal payments	—	(2,114)
Payment of financing costs	—	(450)
Distributions on common stock and units	(25,182)	(48,571)
Distributions on preferred stock	—	(2,454)
Repurchases of common stock	—	(11,116)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(2,849)	(4,888)
Net cash used in financing activities	(28,031)	(69,593)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,905)	21,470
Cash, cash equivalents, and restricted cash at beginning of period	103,221	128,789
Cash, cash equivalents, and restricted cash at end of period	$76,316	$150,259

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$14,054	$14,460
Cash refunded for income taxes, net	$(344)	$(385)
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$19,472	$17,334
Accrued capital expenditures	$3,725	$1,514
Right-of-use asset upon lease commencement	$6,468	$—
Lease liability upon lease commencement	$9,170	$—
Redemption of Operating Partnership units for common stock	$4,114	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$39,293	$68,084
Restricted cash	37,023	35,137
Total cash, cash equivalents and restricted cash	$76,316	$103,221

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of March 31, 2026, we owned 35 hotels with 9,595 guest rooms. Our portfolio is concentrated in major urban markets and destination resort locations. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. Each hotel is uniquely positioned to maximize the cash flow and value; accordingly, nearly 40% of our portfolio is operated as an independent hotel and the remainder are operated under a brand owned by one of the leading global lodging brand companies.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of March 31, 2026. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 7 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with U.S. GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and/or dispositions of hotel properties.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2024-03 ("ASU 2024-03"), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$570,386	$570,386
Land improvements	2,400	2,400
Buildings and site improvements	2,855,318	2,877,236
Furniture, fixtures and equipment	229,575	222,001
Construction in progress	6,702	16,096
	3,664,381	3,688,119
Less: accumulated depreciation	(1,097,954)	(1,091,661)
	$2,566,427	$2,596,458

As of March 31, 2026 and December 31, 2025, we had accrued capital expenditures of $3.7 million and $2.5 million, respectively.

As of March 31, 2026, we had entered into an agreement to sell one hotel for a sales price of $33.0 million and the buyer placed a non-refundable deposit pursuant to the agreement. The hotel was classified as held for sale and, as a result, we classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheet as of March 31, 2026 and ceased depreciating its assets. The sale is expected to close during the second quarter of 2026, however, no assurances can be given that the sale will be completed on these terms or at all.

4. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Unsecured term loan	SOFR + 1.35% (1)	January 2028 (2)	$500,000	$500,000
Unsecured term loan	SOFR + 1.35% (3)	January 2029 (2)	300,000	300,000
Unsecured term loan	SOFR + 1.35% (3)	January 2030	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	January 2030 (2)	—	—
Total debt			1,100,000	1,100,000
Unamortized debt issuance costs (4)			(1,056)	(1,150)
Debt, net of unamortized debt issuance costs			$1,098,944	$1,098,850
Weighted-Average Interest Rate (5)	4.96%
_____________________________
(1)Interest rate as of March 31, 2026 was 4.85%, which includes the effect of interest rate swaps.
(2)Maturity date may be extended for two additional six-month periods upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)Interest rate as of March 31, 2026 was 4.98%.
(4)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheets.
(5)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Seventh Amended and Restated Credit Agreement (the “Credit Facility”) that provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. As of March 31, 2026, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Facility contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	March 31, 2026
Maximum leverage ratio (1)	60%	27.2%
Minimum fixed charge coverage ratio (2)	1.50x	3.68x
Secured recourse indebtedness	Less than 45% of Total Asset Value	N/A
Maximum unencumbered leverage ratio	60%	31.3%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.39x
_____________________________
(1)Leverage ratio is net indebtedness, as defined in the Credit Facility, divided by total asset value, defined in the Credit Facility as the value of our owned hotels based on hotel net operating income divided by a defined capitalization rate.
(2)Fixed charge coverage ratio is Adjusted EBITDA, generally defined in the Credit Facility as EBITDA less FF&E reserves, for the most recent trailing 12 month period, to fixed charges, which is defined in the Credit Facility as interest expense, all regularly scheduled principal payments and payments on capitalized lease obligations, for the same 12 month period.

The components of the Company's interest expense consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Unsecured term loan interest	$13,543	$10,762
Mortgage debt interest	—	3,092
Credit facility fees	250	308
Amortization of debt issuance costs	425	535
Finance lease expense (1)	472	461
	$14,690	$15,158
_____________________________
(1)Represents the interest expense associated with the ground lease on the Courtyard New York Manhattan/Fifth Avenue.

5. Derivatives

We have the following derivatives (dollars in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	March 31, 2026	December 31, 2025
Unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	$280	$(138)
Unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	87	(82)
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	197	(4)
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	197	(4)
Unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	110	80
Unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	—	1
Unsecured term loans	Swap	3.29%	SOFR	January 2, 2026	January 1, 2029	$75,000	454	(11)
Unsecured term loans	Swap	3.07%	SOFR	January 4, 2027	January 1, 2029	$50,000	377	155
						$450,000	$1,702	$(3)

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2026, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended March 31,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2026	2025
Loss (gain) recognized in other comprehensive income	Unrealized loss (gain) on interest rate derivative instruments	$(1,706)	$2,548
Interest income (expense) for derivatives that were designated as cash flow hedges	Interest expense	$269	$(821)

During the next 12 months, we estimate that $1.0 million will be reclassified from other comprehensive income as a decrease to interest expense.

6. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,098,944	$1,100,000	$1,098,850	$1,100,000
_____________________________
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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three months ended March 31, 2026.

Our board of directors has authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. We did not repurchase any shares of common stock during the three months ended March 31, 2026. During the three months ended March 31, 2025, we repurchased 1,413,643 shares of common stock at an average price of $7.85 per share for a total purchase price of $11.1 million under this program. Subsequent to March 31, 2026, we repurchased 136,364 shares of common stock at an average price of $9.38 per share for a total purchase price of $1.3 million under this program. On April 28, 2026, our board of directors approved a new share repurchase program, which replaced the previously authorized program. The new share repurchase program is effective May 1, 2026 and authorizes us to repurchase up to $300.0 million of common stock. The new program will expire on May 1, 2028.

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

On December 31, 2025, we redeemed all 4,760,000 outstanding shares of our 8.250% Series A Cumulative Redeemable Preferred Stock. As of March 31, 2026 and December 31, 2025, we had no preferred stock issued or outstanding.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of March 31, 2026, there were 421,244 common OP units still outstanding; the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

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

There were 628,734 and 1,041,362 common OP units held by third parties and executive officers of the Company as of March 31, 2026 and December 31, 2025, respectively. During the quarter ended March 31, 2026, 445,120 common OP units were redeemed and converted to common stock. There were 60,926 and 93,418 unvested LTIP units outstanding as of March 31, 2026 and December 31, 2025, respectively.

Dividends and Distributions

During 2026, we paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2026	December 31, 2025	$0.12
April 14, 2026	March 31, 2026	$0.09

8. Equity Incentive Plans

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the “2024 Plan”), of which we have issued or committed to issue 4,042,105 shares as of March 31, 2026. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2026 to March 31, 2026 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	841,105	$8.49
Granted	465,584	9.88
Vested	(395,037)	8.70
Unvested balance at March 31, 2026	911,652	$9.11

The total unvested restricted stock awards as of March 31, 2026 are expected to vest as follows: 12,430 during 2026, 424,690 during 2027, 320,099 during 2028, and 154,433 during 2029. As of March 31, 2026, the unrecognized compensation cost related to restricted stock awards was $7.9 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 29 months. We recorded $0.9 million and $0.7 million of compensation expense related to restricted stock awards for the three months ended March 31, 2026 and 2025, respectively.
Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that generally vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For PSUs granted in 2025 and 2026, the actual number of shares of common stock issued to each executive officer is based on the Company's achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 300% of the PSU Target Award and is earned if our total stockholder return is equal to or greater than the 90th percentile of the total stockholder returns of the peer group. There are limitations on the number of PSUs earned if the Company's total stockholder return is negative for the performance period.

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The grant date fair value is determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of our outstanding PSUs as of March 31, 2026 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs (1)
August 9, 2022	73.3%	3.20%	$9.65	$9.32
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	N/A
March 30, 2026	27.7%	3.83%	$10.27	N/A
_____________________________
(1)There were no hotel market share PSUs granted in 2025 and 2026.

A summary of our PSUs from January 1, 2026 to March 31, 2026 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	1,467,411	$9.31
Granted	501,598	10.27
Additional units from dividends	13,574	10.41
Vested (1)	(399,570)	9.01
Unvested balance at March 31, 2026	1,583,013	$9.61
_____________________________
(1)The number of shares of common stock earned for the PSUs vested in 2026 was equal to 102.21% of the PSU Target Award.

The total unvested PSUs as of March 31, 2026 are expected to vest as follows: 436,580 during 2027, 640,499 during 2028, and 505,934 during 2029. The number of shares earned upon vesting is subject to the attainment of the performance targets described above. As of March 31, 2026, the unrecognized compensation cost related to the PSUs was $9.5 million and is expected to be recognized on a straight-line basis over a weighted average period of 28 months. We recorded $0.7 million and $0.5 million of compensation expense related to the PSUs for the three months ended March 31, 2026 and 2025, respectively.

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
A summary of our LTIP units from January 1, 2026 to March 31, 2026 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	93,418	$8.90
Vested (1)	(32,492)	8.72
Unvested balance at March 31, 2026	60,926	$9.00
_____________________________
(1)As of March 31, 2026, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of March 31, 2026 are expected to vest as follows: 14,217 during 2026 and 46,709 during 2027. As of March 31, 2026, the unrecognized compensation cost related to LTIP unit awards was $0.4 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 13 months. We recorded $0.1 million of compensation expense related to LTIP unit awards for each of the three months ended March 31, 2026 and 2025.

9. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common stockholders (in thousands)	$14,464	$9,403
Denominator:
Weighted-average number of common shares outstanding—basic	204,459,146	208,509,552
Effect of dilutive securities:
Unvested restricted common stock	361,356	328,053
Shares related to unvested PSUs	1,980,376	1,508,465
Weighted-average number of common shares outstanding—diluted	206,800,878	210,346,070
Earnings per share:
Earnings per share available to common stockholders—basic	$0.07	$0.05
Earnings per share available to common stockholders—diluted	$0.07	$0.04

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

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
Hotel ownership revenue	$258,162	$254,853
Total consolidated revenue	258,162	254,853

Significant expenses:
Rooms expense	42,323	43,843
Food and beverage expense	45,900	46,417
Other departmental and support expenses	66,188	65,286
Management fees	5,408	5,415
Franchise fees	9,255	9,048
Property taxes	15,020	14,281
Total significant expenses	184,094	184,290

Other segment expenses:
Other hotel expenses(1)	7,912	8,899

Hotel Adjusted EBITDA:	66,156	61,664

Non-cash lease expense and other amortization	1,228	1,299
Hotel pre-opening and manager transition items	—	23
Depreciation and amortization	28,540	27,892
Corporate expenses	7,768	7,683
Interest expense	14,690	15,158
Interest income	(550)	(781)
Other (income) expense, net	(99)	(683)
Income tax expense (benefit)	46	(842)
Consolidated net income:	$14,533	$11,915
_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	March 31, 2026	December 31, 2025
Hotel ownership	$2,932,770	$2,908,811
All other	77,272	94,890
Total assets	$3,010,042	$3,003,701

Total capital expenditures related to our hotel ownership segment were $18.6 million and $25.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements are generally identifiable by use of the words “will,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions, whether in the negative or affirmative. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Factors that may cause actual results to differ materially from current expectations include, but are not limited to, the risks discussed herein and the risk factors discussed from time to time in our periodic filings with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Accordingly, there is no assurance that the Company’s expectations will be realized. Except as otherwise required by the federal securities laws, the Company disclaims any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this report to reflect events, circumstances or changes in expectations after the date of this report.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to elevated interest rates and costs due to recent inflation, job loss or growth trends, an increase in unemployment, other macroeconomic effects due to global instability or conflict or a decrease in corporate earnings and investment;
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

Overview

DiamondRock Hospitality Company is a self-managed and self-administered lodging-focused REIT that owns a portfolio of premium hotels and resorts. As of March 31, 2026, we owned a portfolio of 35 premium hotels and resorts that contain 9,595 guest rooms located in 26 different markets in the United States. The markets that we target for ownership are those that we believe align with our strategic objectives, which include those in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those we consider to have high demand growth potential.

Each hotel is positioned to maximize its cash flow and value; accordingly, we choose to operate nearly 40% of our portfolio as independent hotels, with the remainder operating under a brand owned by one of the leading global lodging brand companies.

Our primary business is to acquire, own, renovate and asset manage premium hotel properties in the United States. All of our hotels are managed by a third party, either an independent operator or a brand operator, such as Marriott. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers, which are based on the revenues and profitability of the hotels, and the hotel brands, in the case of franchised hotels, which are based on the revenues of the hotels.

Our strategy is to apply aggressive asset management, prudent financial strategy, and disciplined capital allocation to high quality lodging properties in U.S. urban and resort markets with superior growth prospects and high barriers-to-entry. Our goal is to drive long-term stockholder returns that exceed those generated by our peers by growing free cash flow per share through disciplined capital allocation, including reinvestment in our portfolio and capital recycling, while returning capital through share repurchases and dividends.

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

Occupancy, ADR, RevPAR, and Total RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, and Total RevPAR, which is calculated as total revenues divided by room nights available, are important statistics for monitoring operating performance at the individual hotel level and across our portfolio. We evaluate individual hotel RevPAR and Total RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. Room revenue comprised approximately 64% of our total revenues for the three months ended March 31, 2026 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Outlook

The outlook for the remainder of 2026 has become more uncertain as the ongoing conflict with Iran and broader instability in the Middle East have increased volatility in energy markets, contributed to renewed inflationary pressure and added uncertainty around the trajectory of interest rates. Travel demand is expected to remain relatively stable but uneven in 2026, although elevated costs and softer travel demand in certain segments and markets may temper performance. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations and cash flow, which are dependent on future developments, including as a result of those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our Hotels

The following tables set forth certain operating information for the three months ended March 31, 2026 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	Total RevPAR ($)	% Change from 2025 Total RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	42.3%	$193.50	$81.76	$148.13	(6.5)%
Westin Boston Seaport District	Boston, Massachusetts	793	76.7%	234.08	179.43	304.29	2.9%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	70.3%	217.17	152.58	217.47	10.3%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	69.2%	214.85	148.70	279.7	(4.6)%
Westin San Diego Bayview	San Diego, California	436	78.0%	231.65	180.59	264.69	5.5%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	85.0%	337.22	286.54	569.24	(0.5)%
The Dagny Boston	Boston, Massachusetts	403	70.7%	221.30	156.54	181.78	(1.3)%
The Hythe Vail	Vail, Colorado	344	72.6%	641.69	465.85	663.29	(7.5)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	59.7%	287.86	171.94	177.9	(22.6)%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	60.2%	176.26	106.02	158.46	(5.3)%
The Gwen Hotel	Chicago, Illinois	311	63.5%	233.18	148.13	207.54	(5.0)%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	86.4%	197.87	170.96	197.58	23.5%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	55.8%	162.16	90.41	107.92	2.2%
Henderson Beach Resort	Destin, Florida	270	40.9%	295.51	120.75	279.74	3.1%
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	245	41.3%	135.67	56.02	67.28	5.5%
Hotel Champlain Burlington	Burlington, Vermont	258	50.1%	141.40	70.85	111.36	(12.5)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	82.4%	293.44	241.88	389.92	14.6%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	71.3%	264.09	188.36	255.8	(2.4)%
Hotel Clio	Denver, Colorado	199	71.7%	310.06	222.29	368.08	10.0%
Courtyard New York Manhattan/Fifth Avenue	New York, New York	189	91.6%	232.85	213.30	224.06	3.5%
L'Auberge de Sedona	Sedona, Arizona	158	72.3%	674.47	487.73	814.72	37.4%
Margaritaville Beach House Key West	Key West, Florida	186	92.1%	499.01	459.72	588.93	3.9%
The Lodge at Sonoma Resort	Sonoma, California	182	60.5%	330.32	199.79	337.93	(5.7)%
Courtyard Denver Downtown	Denver, Colorado	177	77.7%	188.40	146.31	170.47	26.8%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	87.9%	327.26	287.72	378.1	5.8%
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach, California	157	78.7%	282.38	222.11	341.75	1.7%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	64.9%	636.13	413.09	1054.1	39.1%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	61.0%	186.95	113.97	300.29	(4.2)%
Havana Cabana Key West	Key West, Florida	106	74.6%	338.08	252.11	339.03	(19.2)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	78.6%	696.76	547.41	678.55	(7.0)%
Hotel Emblem San Francisco	San Francisco, California	96	71.1%	298.06	211.78	252.64	44.2%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	88.3%	283.05	249.80	445.92	5.7%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	46.4%	315.24	146.13	266.78	(8.9)%
Lake Austin Spa Resort	Austin, Texas	40	54.0%	973.70	525.53	1,290.38	4.0%
Henderson Park Inn	Destin, Florida	37	38.8%	493.87	191.47	344.75	(9.1)%
TOTAL/WEIGHTED AVERAGE		9,595	66.8%	$284.58	$190.01	$298.95	2.5%

Results of Operations

All properties owned during the periods presented have been included in our results of operations during the respective periods since their date of acquisition or through their date of disposition, as applicable. The operating results are not directly comparable for the three months ended March 31, 2026 and 2025 due to the sale of The Westin Washington, D.C. City Center on February 19, 2025, hereinafter referred to as our “2025 Disposition.”

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Revenue. Revenue consists of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Rooms	$164,085	$163,118	$967	0.6%
Food and beverage	67,166	66,841	325	0.5%
Other	26,911	24,894	2,017	8.1%
Total revenues	$258,162	$254,853	$3,309	1.3%

Rooms revenues increased by $1.0 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. Excluding a decrease of $2.3 million due to our 2025 Disposition, room revenues increased $3.3 million driven primarily by an increase in ADR, as well as higher occupancy at L'Auberge de Sedona following the repositioning of the hotel in the third quarter of 2025.

The following are key hotel operating statistics for the three months ended March 31, 2026 and 2025, which exclude operating results from our 2025 Disposition.

	Three Months Ended March 31,
	2026	2025	% Change
Occupancy %	66.8%	67.1%	(0.3)%
ADR	$284.58	$277.36	2.6%
RevPAR	$190.01	$186.20	2.0%

Food and beverage revenues increased $0.3 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to growth in outlet revenues, offset by a decrease of $0.5 million due to our 2025 Disposition.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $2.0 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to an increase in resort fees and attrition and cancellation fees, offset by a decrease of $0.2 million due to our 2025 Disposition.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Rooms	$42,323	$43,843	$(1,520)	(3.5)%
Food and beverage	45,900	46,417	(517)	(1.1)%
Other departmental and support expenses	66,188	65,286	902	1.4%
Management fees	5,011	5,018	(7)	(0.1)%
Franchise fees	9,255	9,048	207	2.3%
Other property-level expenses	24,481	24,899	(418)	(1.7)%
Total hotel operating expenses	$193,158	$194,511	$(1,353)	(0.7)%

Our hotel operating expenses decreased $1.4 million from the three months ended March 31, 2025 to the three months ended March 31, 2026. A decrease of $2.7 million was attributable to our 2025 Disposition, which was partially offset by an increase of $1.3 million in the rest of our portfolio due to higher property tax assessments, as well as increases in general and administrative costs and utilities.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.6 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to the renovations and rebrandings that were completed in 2025 and in the first quarter of 2026.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $0.2 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to an increase in share-based compensation.

Interest expense. Our interest expense decreased $0.5 million from the three months ended March 31, 2025 to the three months ended March 31, 2026 and was comprised of the following (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Unsecured term loan interest	$13,543	$10,762	$2,781	25.8%
Mortgage debt interest	—	3,092	(3,092)	(100.0)%
Credit facility fees	250	308	(58)	(18.8)%
Amortization of debt issuance costs	425	535	(110)	(20.6)%
Finance lease expense(1)	472	461	11	2.4%
	$14,690	$15,158	$(468)	(3.1)%
_____________________________
(1)Represents the interest expense associated with the ground lease on the Courtyard New York Manhattan/Fifth Avenue.

The decrease in interest expense was due to our mortgage debt repayments in 2025, which was partially offset by the amendment to our Credit Facility in July 2025, which increased our unsecured term loans by $300 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, and distributions to our common stockholders.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, debt payments, debt maturities, ground lease payments, share repurchases, and making distributions to our common stockholders. We expect to meet our short- and long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, and/or debt securities and proceeds from property dispositions, and we anticipate that these sources will provide adequate capital for the next 12 months and beyond. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered in order to provide balance sheet flexibility. As of March 31, 2026, our portfolio is fully unencumbered by secured debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

We believe that we maintain a reasonable amount of debt. As of March 31, 2026, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.96%, which includes the effect of interest rate swaps, and a weighted average maturity date of approximately 3.4 years, assuming all extension options available in our debt agreements are exercised. We remain committed to our core strategy of prudent leverage.

Information about our financing activities is available in Note 4 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three months ended March 31, 2026.
Share Repurchase Program
Our board of directors has authorized the repurchase of up to $200.0 million of our common stock under a share repurchase program. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The share repurchase program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. We did not repurchase any shares of common stock during the three months ended March 31, 2026. During the three months ended March 31, 2025, we repurchased 1,413,643 shares of common stock at an average price of $7.85 per share for a total purchase price of $11.1 million under this program. Subsequent to March 31, 2026, we repurchased 136,364 shares of common stock at an average price of $9.38 per share for a total purchase price of $1.3 million under this program. On April 28, 2026, our board of directors approved a new share repurchase program, which replaced the previously authorized program. The new share repurchase program is effective May 1, 2026 and authorizes us to repurchase up to $300.0 million of common stock. The new program will expire on May 1, 2028.

Short-Term Borrowings

We currently do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Seventh Amended and Restated Credit Agreement (the “Credit Facility”) that provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. As of March 31, 2026, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Additional information about the credit facilities, including a summary of significant covenants, can be found in Note 4 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of March 31, 2026, we had $39.3 million of unrestricted cash, $37.0 million of restricted cash and no outstanding borrowings on our revolving credit facility.

Our net cash provided by operations was $21.9 million for the three months ended March 31, 2026. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash used in investing activities was $20.8 million for the three months ended March 31, 2026, which consisted of capital expenditures.

Our net cash used in financing activities was $28.0 million for the three months ended March 31, 2026, which consisted of $25.2 million of distributions paid to holders of common stock and $2.8 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations.

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

The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including our financial performance, restrictions under applicable law and our current and future loan agreements, our debt service requirements, our capital expenditure requirements, the requirements for qualification as a REIT under the Code and other factors that our board of directors may deem relevant from time to time. Information about our distributions declared and paid can be found in Note 7 to the accompanying consolidated financial statements.

During 2026, we have paid the following dividends to holders of our common stock:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2026	December 31, 2025	$0.12
April 14, 2026	March 31, 2026	$0.09

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of March 31, 2026, we have set aside $37.0 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheets.

We have invested approximately $20.8 million on capital expenditures during the three months ended March 31, 2026. In 2026, we expect to spend between $80.0 to $90.0 million on capital expenditures. Significant projects currently planned or completed in 2026 include the following:

•Courtyard New York Manhattan/Midtown East: We completed a renovation of the hotel's guestrooms during first quarter of 2026.
•Henderson Park Inn: We completed a renovation of the hotel's guestrooms and bathrooms during the first quarter of 2026.
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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$14,533	$11,915
Interest expense	14,690	15,158
Income tax expense (benefit)	46	(842)
Real estate related depreciation and amortization	28,540	27,892
EBITDA/EBITDAre	57,809	54,123
Non-cash lease expense and other amortization	1,228	1,299
Share-based compensation expense (1)	1,562	665
Hotel pre-opening costs	—	23
Adjusted EBITDA	60,599	56,110
Corporate expenses	6,184	6,348
Interest (income) and other (income) expense, net	(627)	(794)
Hotel Adjusted EBITDA	$66,156	$61,664

(1)For the three months ended March 31, 2026 and 2025, amounts include less than $0.1 million and $0.7 million, respectively, of non-cash income related to our deferred compensation plan.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$14,533	$11,915
Real estate related depreciation and amortization	28,540	27,892
FFO	43,073	39,807
Distributions to preferred stockholders	—	(2,454)
FFO available to common stock and unit holders	43,073	37,353
Non-cash lease expense and other amortization	1,416	1,475
Share-based compensation expense (1)	1,562	665
Hotel pre-opening costs	—	23
Adjusted FFO available to common stock and unit holders	$46,051	$39,516

(1)For the three months ended March 31, 2026 and 2025, amounts include less than $0.1 million and $0.7 million, respectively, of non-cash items related to our deferred compensation plan.

Critical Accounting Estimates and Policies

Our unaudited consolidated financial statements include the accounts of DiamondRock Hospitality Company and all consolidated subsidiaries. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting policies during the reporting period since the year ended December 31, 2025.

Inflation

Operators of hotels generally possess the ability to adjust room rates frequently, including on a daily basis, to reflect the effects of inflation, subject to previously contractually committed reservations. However, competitive pressures, demand elasticity, consumer spending patterns and other market factors may limit the ability of our management companies to increase room rates sufficiently to offset inflationary cost increases. Inflation, including recent increases driven in part by higher energy costs, may also affect our operating expenses and the cost of capital improvements, including, without limitation, labor, employee-related benefits, food, commodities and other materials, taxes, property and casualty insurance and utilities. Refer to “Outlook” above for additional information regarding recent macroeconomic conditions, including inflationary pressures.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed and to which we expect to be exposed in the future is interest rate risk. The face amount of our outstanding debt as of March 31, 2026 was $1.1 billion, all of which had a variable interest rate. Our primary sensitivity in 2026 was to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of March 31, 2026, the interest rate on $325 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. In October 2025, we entered into an additional interest rate swap for a notional amount of $50 million, effective January 4, 2027, which will partially replace a maturing swap. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $7.8 million annually.

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the
year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
January 1 - January 31, 2026	52,373	$9.12	—	$136,975
February 1 - February 28, 2026	232,863	$10.04	—	$136,975
March 1 - March 31, 2026	33,742	$9.96	—	$136,975

(1)Reflects the amount available under the previously approved share repurchase program that expires on May 1, 2026. On April 28, 2026, our board of directors approved a new share repurchase program, which replaced our prior share repurchase program. The new share repurchase program is effective May 1, 2026 and authorizes us to repurchase up to $300.0 of common stock. The new program will expire on May 1, 2028.
(2)Represents shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted and performance stock and issuance of deferred stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

DiamondRock Hospitality Company

April 30, 2026

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)