Form 10-Q
period 2026-06-30
DiamondRock Hospitality Co
filed 2026-07-30
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 204,605,681 shares of its $0.01 par value common stock outstanding as of July 30, 2026.

PART I. FINANCIAL INFORMATION
Item I.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Property and equipment, net	$2,555,487	$2,596,458
Right-of-use assets	95,106	89,041
Restricted cash	39,884	35,137
Due from hotel managers	189,543	137,787
Prepaid and other assets	80,291	77,194
Cash and cash equivalents	105,980	68,084
Total assets	$3,066,291	$3,003,701
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	$1,099,038	$1,098,850
Lease liabilities	97,237	87,053
Due to hotel managers	138,906	109,568
Deferred rent	79,556	77,405
Unfavorable contract liabilities, net	55,720	56,549
Accounts payable and accrued expenses	40,344	83,888
Distributions declared and unpaid	19,678	25,903
Deferred income related to key money, net	6,917	7,400
Total liabilities	1,537,396	1,546,616
Equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 204,505,826 and 203,703,182 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,045	2,037
Additional paid-in capital	2,118,425	2,114,438
Accumulated other comprehensive loss	(2,475)	(6,381)
Distributions in excess of earnings	(594,640)	(662,209)
Total stockholders’ equity	1,523,355	1,447,885
Noncontrolling interests	5,540	9,200
Total equity	1,528,895	1,457,085
Total liabilities and equity	$3,066,291	$3,003,701

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rooms	$207,669	$198,237	$371,754	$361,355
Food and beverage	80,780	78,828	147,946	145,669
Other	29,837	28,655	56,748	53,549
Total revenues	318,286	305,720	576,448	560,573
Operating Expenses:
Rooms	46,982	47,272	89,305	91,115
Food and beverage	50,826	50,548	96,726	96,965
Other departmental and support expenses	70,594	68,719	136,782	134,005
Management fees	8,866	7,406	13,877	12,424
Franchise fees	10,549	10,003	19,804	19,051
Other property-level expenses	17,866	28,017	42,347	52,916
Depreciation and amortization	28,841	28,156	57,381	56,048
Corporate expenses	10,419	9,465	18,262	17,148
Total operating expenses	244,943	249,586	474,484	479,672
Interest expense	14,442	14,868	29,132	30,026
Interest (income) and other (income) expense, net	(1,946)	(764)	(2,594)	(2,228)
Gain on sale of hotel property, net	(31,591)	—	(31,591)	—
Income before income taxes	92,438	42,030	107,017	53,103
Income tax expense	(1,680)	(991)	(1,726)	(149)
Net income	90,758	41,039	105,291	52,954
Less: Net income attributable to noncontrolling interests	(278)	(204)	(347)	(262)
Net income attributable to the Company	90,480	40,835	104,944	52,692
Distributions to preferred stockholders	—	(2,454)	—	(4,908)
Net income attributable to common stockholders	$90,480	$38,381	$104,944	$47,784

Earnings per share:
Earnings per share available to common stockholders—basic	$0.44	$0.19	$0.51	$0.23
Earnings per share available to common stockholders—diluted	$0.44	$0.18	$0.51	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income	$90,758	$41,039	$105,291	$52,954
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	1,855	(1,293)	3,561	(3,841)
Unrealized gain on Rabbi Trust assets	497	338	402	392
Amounts reclassified from accumulated other comprehensive income	(23)	(11)	(45)	(684)
Comprehensive income	93,087	40,073	109,209	48,821
Comprehensive income attributable to noncontrolling interests	(285)	(199)	(361)	(241)
Comprehensive income attributable to the Company	$92,802	$39,874	$108,848	$48,580

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	203,703,182	$2,037	$2,114,438	$(6,381)	$(662,209)	$1,447,885	$9,200	$1,457,085
Net income	—	—	—	—	14,464	14,464	69	14,533
Unrealized gain on interest rate derivative instruments	—	—	—	1,701	—	1,701	5	1,706
Unrealized loss on Rabbi Trust assets	—	—	—	(95)	—	(95)	(1)	(96)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(22)	—	(22)	—	(22)
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	(18,688)	(18,688)	(62)	(18,750)
Share-based compensation	785,700	8	1,580	—	—	1,588	117	1,705
Shares redeemed to satisfy withholdings on vested share based compensation	(318,978)	(3)	(2,846)	—	—	(2,849)	—	(2,849)
Redemption of Operating Partnership units	445,120	4	4,110	—	—	4,114	(4,114)	—
Other	—	—	68	—	—	68	—	68
Balance at March 31, 2026	204,615,024	$2,046	$2,117,350	$(4,797)	$(666,433)	$1,448,166	$5,214	$1,453,380
Net income	—	—	—	—	90,480	90,480	278	90,758
Unrealized gain on interest rate derivative instruments	—	—	—	1,849	—	1,849	6	1,855
Unrealized gain on Rabbi Trust assets	—	—	—	496	—	496	1	497
Amounts reclassified from accumulated other comprehensive income	—	—	—	(23)	—	(23)	—	(23)
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	(18,679)	(18,679)	(62)	(18,741)
Share-based compensation	86,430	1	2,995	—	—	2,996	103	3,099
Shares redeemed to satisfy withholdings on vested share based compensation	(6,363)	—	(66)	—	—	(66)	—	(66)
Common stock repurchased and retired	(189,265)	(2)	(1,854)	—	—	(1,856)	—	(1,856)
Other	—	—	—	—	(8)	(8)	—	(8)
Balance at June 30, 2026	204,505,826	$2,045	$2,118,425	$(2,475)	$(594,640)	$1,523,355	$5,540	$1,528,895

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	11,857	11,857	58	11,915
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,535)	—	(2,535)	(13)	(2,548)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	54	—	54	—	54
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(670)	—	(670)	(3)	(673)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,781)	(16,781)	(91)	(16,872)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	1,379,495	14	1,180	—	—	1,194	108	1,302
Shares redeemed to satisfy withholdings on vested share based compensation	—	—	(585,127)	(6)	(4,882)	—	—	(4,888)	—	(4,888)
Common stock repurchased and retired	—	—	(1,413,643)	(15)	(11,101)	—	—	(11,116)	—	(11,116)
Balance at March 31, 2025	4,760,000	$48	206,972,935	$2,069	$2,253,718	$(4,511)	$(686,428)	$1,564,896	$8,756	$1,573,652
Net income	—	—	—	—	—		40,835	40,835	204	41,039
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,287)	—	(1,287)	(6)	(1,293)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	336	—	336	2	338
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(11)	—	(11)	—	(11)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,674)	(16,674)	(91)	(16,765)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation		—	86,958	1	2,471	—	—	2,472	108	2,580
Common stock repurchased and retired	—	—	(1,684,299)	(17)	(12,571)	—	—	(12,588)	—	(12,588)
Balance at June 30, 2025	4,760,000	$48	205,375,594	$2,053	$2,243,618	$(5,473)	$(664,721)	$1,575,525	$8,973	$1,584,498

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$105,291	$52,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,381	56,117
Gain on sale of hotel property, net	(31,591)	—
Non-cash lease expense and other amortization	2,575	2,583
Amortization of debt issuance costs	851	1,056
Amortization of deferred income related to key money	(158)	(178)
Share-based compensation	4,804	3,882
Changes in assets and liabilities:
Prepaid expenses and other assets	(8,341)	(3,843)
Due to/from hotel managers	(21,927)	(14,683)
Accounts payable and accrued expenses	(7,372)	3,286
Net cash provided by operating activities	101,513	101,174
Cash flows from investing activities:
Capital expenditures	(40,254)	(41,270)
Net proceeds from sale of hotel property	29,871	89,023
Net cash (used in) provided by investing activities	(10,383)	47,753
Cash flows from financing activities:
Mortgage debt principal payments	—	(3,844)
Repayment of mortgage debt	—	(71,089)
Payment of financing costs	—	(450)
Distributions on common stock and units	(43,716)	(65,276)
Distributions on preferred stock	—	(4,908)
Repurchases of common stock	(1,856)	(23,704)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(2,915)	(4,888)
Net cash used in financing activities	(48,487)	(174,159)
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,643	(25,232)
Cash, cash equivalents, and restricted cash at beginning of period	103,221	128,789
Cash, cash equivalents, and restricted cash at end of period	$145,864	$103,557

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest	$27,905	$28,533
Cash paid for income taxes, net	$1,598	$651
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$19,678	$17,394
Accrued capital expenditures	$1,940	$3,607
Right-of-use asset upon lease commencement	$6,651	$—
Lease liability upon lease commencement	$9,353	$—
Redemption of Operating Partnership units for common stock	$4,114	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$105,980	$68,084
Restricted cash	39,884	35,137
Total cash, cash equivalents and restricted cash	$145,864	$103,221

The accompanying notes are an integral part of these consolidated financial statements.

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company” or “we”) is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of June 30, 2026, we owned 34 hotels with 9,400 guest rooms. Our portfolio is concentrated in major urban markets and destination resort locations. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. Each hotel is uniquely positioned to maximize the cash flow and value; accordingly, nearly 40% of our portfolio is operated as an independent hotel and the remainder are operated under a brand owned by one of the leading global lodging brand companies.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of June 30, 2026. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 8 for additional disclosures related to common OP units.

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

3. Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$570,419	$570,386
Land improvements	2,400	2,400
Buildings and site improvements	2,867,819	2,877,236
Furniture, fixtures and equipment	232,744	222,001
Construction in progress	8,634	16,096
	3,682,016	3,688,119
Less: accumulated depreciation	(1,126,529)	(1,091,661)
	$2,555,487	$2,596,458

As of June 30, 2026 and December 31, 2025, we had accrued capital expenditures of $1.9 million and $2.5 million, respectively.

4. Hotel Dispositions

On May 1, 2026, we sold the Courtyard New York Manhattan/Fifth Avenue for $33.0 million. We received net proceeds of $29.9 million from the transaction, which included customary working capital and other closing adjustments. We recognized a pre-tax gain on sale of $31.6 million.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Term 1 Loan	SOFR + 1.35% (1)	January 2028 (2)	$500,000	$500,000
Term 3 Loan	SOFR + 1.35% (1)	January 2029 (2)	300,000	300,000
Term 2 Loan	SOFR + 1.35% (1)	January 2030	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	January 2030 (2)	—	—
Total debt			1,100,000	1,100,000
Unamortized debt issuance costs (3)			(962)	(1,150)
Debt, net of unamortized debt issuance costs			$1,099,038	$1,098,850
Weighted-Average Interest Rate (4)	4.90%
_____________________________
(1)As of June 30, 2026, the interest rate on the portion of variable-rate debt subject to interest rate swaps was 4.83%, and the interest rate on the remaining variable-rate debt was 4.97%.
(2)Maturity date may be extended for two additional six-month periods upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)Excludes debt issuance costs related to our senior unsecured credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheets.
(4)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Seventh Amended and Restated Credit Agreement (the “Credit Facility”) that provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. As of June 30, 2026, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Interest is paid on the periodic advances on the revolving credit facility and amounts outstanding on the term loans at varying rates, based upon the Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Facility contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	June 30, 2026
Maximum leverage ratio (1)	60%	23.9%
Minimum fixed charge coverage ratio (2)	1.50x	4.18x
Secured recourse indebtedness	Less than 45% of Total Asset Value	None
Maximum unencumbered leverage ratio	60%	29.8%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.52x
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

The components of the Company's interest expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unsecured term loan interest	$13,606	$10,868	$27,149	$21,630
Mortgage debt interest	—	2,699	—	5,791
Credit facility fees	253	312	503	620
Amortization of debt issuance costs	426	521	851	1,056
Finance lease expense (1)	157	468	$629	$929
	$14,442	$14,868	$29,132	$30,026
_____________________________
(1)Represents the interest expense associated with the ground lease on the Courtyard New York Manhattan/Fifth Avenue, which was sold on May 1, 2026.

6. Derivatives

We have the following derivatives (dollars in thousands):

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	June 30, 2026	December 31, 2025
Unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	$645	$(138)
Unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	122	(82)
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	371	(4)
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	371	(4)
Unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	95	80
Unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	—	1
Unsecured term loans	Swap	3.29%	SOFR	January 2, 2026	January 1, 2029	$75,000	1,085	(11)
Unsecured term loans	Swap	3.07%	SOFR	January 4, 2027	January 1, 2029	$50,000	801	155
Unsecured term loans	Swap	3.83%	SOFR	June 25, 2026	January 2, 2030	$50,000	36	—
Unsecured term loans	Swap	3.83%	SOFR	June 25, 2026	January 2, 2030	$50,000	32	—
						$550,000	$3,558	$(3)

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the year 2026, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$1,855	$(1,294)	$3,561	$(3,841)
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(230)	$(817)	$(499)	$(1,638)

During the next 12 months, we estimate that $1.9 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,099,038	$1,100,000	$1,098,850	$1,100,000
_____________________________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

We have determined that the fair value of debt and interest rate swaps are classified as Level 2 measurements within the fair value hierarchy. We estimate the fair value of the interest rate swaps based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty's credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs; however these inputs are not significant to the fair value measurement in its entirety.

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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the six months ended June 30, 2026.

In April 2026, our board of directors authorized the repurchase of up to $300 million of our common stock under a new share repurchase program effective May 1, 2026 (the “Share Repurchase Program”). The Share Repurchase Program replaced our prior $200 million share repurchase program that was authorized in May 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The Share Repurchase Program will expire on May 1, 2028. During the six months ended June 30, 2026, we repurchased 189,265 shares of common stock at an average price of $9.79 per share for a total purchase price of $1.9 million. During the six months ended June 30, 2025, we repurchased 3,097,942 shares of common stock at an average price of $7.64 per share for a total purchase price of $23.7 million under this program. As of July 30, 2026, we have $299.4 million of authorized capacity remaining under the Share Repurchase Program.

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

On December 31, 2025, we redeemed all 4,760,000 outstanding shares of our 8.250% Series A Cumulative Redeemable Preferred Stock. As of June 30, 2026 and December 31, 2025, we had no preferred stock issued or outstanding.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of June 30, 2026, there were 421,244 common OP units still outstanding; the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

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

There were 628,734 and 1,041,362 common OP units held by third parties and executive officers of the Company as of June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, 445,120 common OP units were redeemed and converted to common stock. There were 60,926 and 93,418 unvested LTIP units outstanding as of June 30, 2026 and December 31, 2025, respectively. Subsequent to June 30, 2026, an additional 99,855 common OP units were redeemed and converted to common stock.

Dividends and Distributions

During 2026, we paid the following dividends to holders of our common stock and common OP units:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2026	December 31, 2025	$0.12
April 14, 2026	March 31, 2026	$0.09
July 14, 2026	June 30, 2026	$0.09

9. Equity Incentive Plans

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the “2024 Plan”), of which we have issued or committed to issue 4,111,013 shares as of June 30, 2026. Shares underlying awards that are granted under the 2024 Plan that are forfeited, cancelled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2026 to June 30, 2026 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	841,105	$8.49
Granted	465,584	9.88
Vested	(416,949)	8.70
Unvested balance at June 30, 2026	889,740	$9.12

The total unvested restricted stock awards as of June 30, 2026 are expected to vest as follows: 7,986 during 2026, 416,063 during 2027, 313,957 during 2028, and 151,734 during 2029. As of June 30, 2026, the unrecognized compensation cost related to restricted stock awards was $6.8 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 26 months. We recorded $1.1 million and $2.0 million of compensation expense related to restricted stock awards for the three and six months ended June 30, 2026, respectively. We recorded $0.8 million and $1.5 million of compensation expense related to restricted stock awards for the three and six months ended June 30, 2025, respectively.

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

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The grant date fair value is determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of our outstanding PSUs as of June 30, 2026 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs (1)
August 9, 2022	73.3%	3.20%	$9.65	$9.32
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	N/A
March 30, 2026	27.7%	3.83%	$10.27	N/A
_____________________________
(1)There were no hotel market share PSUs granted in 2025 and 2026.

A summary of our PSUs from January 1, 2026 to June 30, 2026 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	1,467,411	$9.31
Granted	501,598	10.27
Additional units from dividends	25,350	11.20
Vested (1)	(399,570)	9.01
Unvested balance at June 30, 2026	1,594,789	$9.72
_____________________________
(1)The number of shares of common stock earned for the PSUs vested in 2026 was equal to 102.21% of the PSU Target Award.

The total unvested PSUs as of June 30, 2026 are expected to vest as follows: 439,827 during 2027, 645,264 during 2028, and 509,698 during 2029. The number of shares earned upon vesting is subject to the attainment of the performance targets described above. As of June 30, 2026, the unrecognized compensation cost related to the PSUs was $8.4 million and is expected to be recognized on a straight-line basis over a weighted average period of 26 months. We recorded $1.1 million and $1.8 million of compensation expense related to the PSUs for the three and six months ended June 30, 2026. We recorded $0.8 million and $1.3 million of compensation expense related to the PSUs for the three and six months ended June 30, 2025.

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
A summary of our LTIP units from January 1, 2026 to June 30, 2026 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	93,418	$8.90
Vested (1)	(32,492)	8.72
Unvested balance at June 30, 2026	60,926	$9.00
_____________________________
(1)As of June 30, 2026, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The total unvested LTIP units as of June 30, 2026 are expected to vest as follows: 14,217 during 2026 and 46,709 during 2027. As of June 30, 2026, the unrecognized compensation cost related to LTIP unit awards was $0.3 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 10 months. We recorded $0.1 million and $0.2 million of compensation expense related to LTIP unit awards for both the three and six months ended June 30, 2026 and 2025, respectively.

Nonemployee Director Awards

We issue each nonemployee director either (i) fully vested, unrestricted shares of common stock or (ii) Deferred Stock Units (as defined in the 2024 Plan) granting a number of immediately vested but deferred stock units (together, the “nonemployee director awards”). We measure compensation expense for the nonemployee director awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized in the period the nonemployee director awards are granted and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income.

During the three and six months ended June 30, 2026, we granted a total of 75,271 nonemployee director awards at a grant date fair value of $10.23. We recorded $0.8 million of compensation expense related to nonemployee director awards for the three and six months ended June 30, 2026. We recorded $0.9 million of compensation expense related to nonemployee director awards for the three and six months ended June 30, 2025.

10. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders (in thousands)	$90,480	$38,381	$104,944	$47,784
Denominator:
Weighted-average number of common shares outstanding—basic	205,081,651	206,804,961	204,772,118	207,652,548
Effect of dilutive securities:
Unvested restricted common stock	233,167	32,059	282,420	195,762
Shares related to unvested PSUs	782,134	1,079,288	843,055	1,313,049
Weighted-average number of common shares outstanding—diluted	206,096,952	207,916,308	205,897,593	209,161,359
Earnings per share:
Earnings per share available to common stockholders—basic	$0.44	$0.19	$0.51	$0.23
Earnings per share available to common stockholders—diluted	$0.44	$0.18	$0.51	$0.23

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

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Hotel ownership revenue	$318,286	$305,720	$576,448	$560,573
Total consolidated revenue	318,286	305,720	576,448	560,573

Significant expenses:
Rooms expense	46,982	47,272	89,305	91,115
Food and beverage expense	50,826	50,548	96,726	96,965
Other departmental and support expenses	70,594	68,719	136,782	134,005
Management fees	9,263	7,804	14,671	13,219
Franchise fees	10,549	10,003	19,804	19,051
Property taxes	6,843	16,663	21,863	30,944
Total significant expenses	195,057	201,009	379,151	385,299

Other segment expenses:
Other hotel expenses(1)	9,506	9,351	17,418	18,250

Hotel Adjusted EBITDA:	113,723	95,360	179,879	157,024

Non-cash lease expense and other amortization	1,347	1,284	2,575	2,583
Hotel pre-opening and manager transition items	—	321	—	344
Depreciation and amortization	28,841	28,156	57,381	56,048
Corporate expenses	10,192	9,465	17,959	17,148
Interest expense	14,442	14,868	29,132	30,026
Interest income	(654)	(802)	(1,203)	(1,583)
Other (income) expense, net	(1,292)	38	(1,391)	(645)
Gain on sale of hotel, net	(31,591)	—	(31,591)	—
Income tax expense	1,680	991	1,726	149
Consolidated net income:	$90,758	$41,039	$105,291	$52,954
_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	June 30, 2026	December 31, 2025
Hotel ownership	$2,920,573	$2,908,811
All other	145,718	94,890
Total assets	$3,066,291	$3,003,701

Total capital expenditures related to our hotel ownership segment were $18.4 million and $37.0 million for the three and six months ended June 30, 2026, respectively. Total capital expenditures related to our hotel ownership segment were $15.7 million and $41.3 million for the three and six months ended June 30, 2025, respectively.

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

Overview

DiamondRock Hospitality Company is a self-managed and self-administered lodging-focused REIT that owns a portfolio of premium hotels and resorts. As of June 30, 2026, we owned a portfolio of 34 premium hotels and resorts that contain 9,400 guest rooms located in 26 different markets in the United States. The markets that we target for ownership are those that we believe align with our strategic objectives, which include those in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those we consider to have high demand growth potential.

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

Occupancy, ADR, RevPAR, and Total RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, and Total RevPAR, which is calculated as total revenues divided by room nights available, are important statistics for monitoring operating performance at the individual hotel level and across our portfolio. We evaluate individual hotel RevPAR and Total RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a company-wide and regional basis. Room revenue comprised approximately 64% of our total revenues for the six months ended June 30, 2026 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

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

Outlook

The outlook for the remainder of 2026 remains subject to economic, geopolitical and market uncertainty, including evolving conditions in the Middle East, inflationary pressures, labor market conditions and uncertainty regarding the timing and magnitude of future interest rate changes. Travel demand remained strong through the first half of 2026, contributing to growth in occupancy, ADR and hotel revenues across many of our markets. While performance varied by property and customer segment, lodging fundamentals remained favorable and supported continued growth in operating results. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations and cash flow, which remain dependent on future developments and subject to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

Our Hotels

The following tables set forth certain operating information for the six months ended June 30, 2026 for each of our hotels owned during the period.

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	Total RevPAR ($)	% Change from 2025 Total RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	60.8%	$260.07	$158.04	$267.61	5.6%
Westin Boston Seaport District	Boston, Massachusetts	793	83.0%	277.67	230.54	374.88	5.9%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	73.4%	217.14	159.48	218.92	7.9%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	70.5%	213.18	150.21	283.56	(3.7)%
Westin San Diego Bayview	San Diego, California	436	80.5%	236.51	190.27	267.58	3.3%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	81.8%	294.57	241.04	479.47	(3.2)%
The Dagny Boston	Boston, Massachusetts	403	80.6%	307.32	247.59	272.04	8.2%
The Hythe Vail	Vail, Colorado	344	52.8%	526.79	278.01	415.55	(8.3)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	77.3%	327.76	253.46	261.05	(7.5)%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	64.4%	171.84	110.72	163.11	2.8%
The Gwen Hotel	Chicago, Illinois	311	72.4%	318.37	230.40	338.03	4.4%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	90.6%	241.56	218.91	246.86	2.3%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	67.6%	179.97	121.74	141.45	3.9%
Henderson Beach Resort	Destin, Florida	270	59.8%	408.26	244.31	468.67	6.6%
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	245	55.9%	153.51	85.82	100.04	6.9%
Hotel Champlain Burlington	Burlington, Vermont	252	60.8%	184.80	112.33	174.09	(2.2)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	76.5%	268.76	205.54	339.89	14.2%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	73.2%	254.85	186.47	252.36	5.9%
Hotel Clio	Denver, Colorado	199	76.6%	327.57	250.80	412.16	3.7%
Courtyard New York Manhattan/Fifth Avenue (1)	New York, New York	189	92.9%	252.33	234.30	243.94	(0.1)%
L'Auberge de Sedona	Sedona, Arizona	158	72.8%	753.64	548.40	923.47	38.7%
Margaritaville Beach House Key West	Key West, Florida	186	90.7%	431.86	391.75	520.03	2.2%
The Lodge at Sonoma Resort	Sonoma, California	182	68.3%	410.94	280.52	452.84	1.6%
Courtyard Denver Downtown	Denver, Colorado	177	78.7%	213.02	167.56	191.41	9.1%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	91.0%	367.96	335.02	430.84	4.9%
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach, California	157	80.2%	298.75	239.56	351.05	(2.5)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	68.7%	609.91	419.29	1088.36	26.0%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	54.0%	209.99	113.49	282.72	(14.2)%
Havana Cabana Key West	Key West, Florida	106	78.2%	282.48	220.89	317.21	(12.2)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	78.3%	635.14	497.44	628.48	(7.4)%
Hotel Emblem San Francisco	San Francisco, California	96	73.3%	252.92	185.44	221.32	30.9%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	80.3%	243.42	195.56	361.66	1.5%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	55.8%	359.55	200.73	366.8	0.1%
Lake Austin Spa Resort	Austin, Texas	40	60.1%	972.92	584.56	1,423.50	(2.5)%
Henderson Park Inn	Destin, Florida	37	64.6%	646.22	417.62	696.46	7.4%
TOTAL/WEIGHTED AVERAGE		9,589	72.5%	$297.46	$215.55	$334.24	4.2%
____________________
(1)The hotel was sold on May 1, 2026. The percentage change from 2025 RevPAR reflects the comparable period in 2025 to our 2026 ownership period.

Results of Operations

All properties owned during the periods presented have been included in our results of operations during the respective periods since their date of acquisition or through their date of disposition, as applicable. The operating results are not directly comparable for the three months ended June 30, 2026 and 2025 due to the sale of The Westin Washington, D.C. City Center on February 19, 2025 (the “2025 Disposition”) and the sale of Courtyard New York Manhattan/Fifth Avenue on May 1, 2026 (the “2026 Disposition”).

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Revenue. Revenue consists of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Rooms	$207,669	$198,237	$9,432	4.8%
Food and beverage	80,780	78,828	1,952	2.5%
Other	29,837	28,655	1,182	4.1%
Total revenues	$318,286	$305,720	$12,566	4.1%

Rooms revenues increased by $9.4 million from the three months ended June 30, 2025 to the three months ended June 30, 2026. Excluding a decrease of $3.8 million due to our 2026 Disposition, room revenues increased $13.2 million driven primarily by an increase in ADR, as well as higher occupancy at L'Auberge de Sedona following the repositioning of the hotel in the third quarter of 2025.

The following are key hotel operating statistics for the three months ended June 30, 2026 and 2025. The operating statistics for the three months ended June 30, 2025 reflect the comparable period in 2025 to our 2026 ownership period.

	Three Months Ended June 30,
	2026	2025	% Change
Occupancy %	78.2%	76.5%	1.7%
ADR	$308.49	$295.14	4.5%
RevPAR	$241.17	$225.67	6.9%
Total RevPAR	$369.63	$350.34	5.5%

Food and beverage revenues increased $2.0 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily due to growth in outlet revenues.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.2 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily due to an increase in resort fees.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Rooms	$46,982	$47,272	$(290)	(0.6)%
Food and beverage	50,826	50,548	278	0.5%
Other departmental and support expenses	70,594	68,719	1,875	2.7%
Management fees	8,866	7,406	1,460	19.7%
Franchise fees	10,549	10,003	546	5.5%
Property taxes	6,843	16,663	(9,820)	(58.9)%
Other property-level expenses	11,023	11,354	(331)	(2.9)%
Total hotel operating expenses	$205,683	$211,965	$(6,282)	(3.0)%

Our hotel operating expenses decreased $6.3 million from the three months ended June 30, 2025 to the three months ended June 30, 2026. A decrease of $2.6 million was attributable to our 2026 Disposition. Excluding the impact of the 2026 Disposition, hotel operating expenses decreased primarily due to property tax appeal settlements recognized in the second quarter of 2026 at our Chicago properties. Including the increase in incentive management fees, the net benefit from these settlements was $6.9 million. In addition, despite an increase in occupancy, rooms and food and beverage expenses remained generally flat as a result of favorable labor productivity and cost controls.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $0.7 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily due to the renovations and rebrandings that were completed in 2025 and in the first half of 2026.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $1.0 million from the three months ended June 30, 2025 to the three months ended June 30, 2026, primarily due to an increase in employee-related costs.

Interest expense. Our interest expense decreased $0.4 million from the three months ended June 30, 2025 to the three months ended June 30, 2026 and was comprised of the following (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Unsecured term loan interest	$13,606	$10,868	$2,738	25.2%
Mortgage debt interest	—	2,699	(2,699)	(100.0)%
Credit facility fees	253	312	(59)	(18.9)%
Amortization of debt issuance costs	426	521	(95)	(18.2)%
Finance lease expense(1)	157	468	(311)	(66.5)%
	$14,442	$14,868	$(426)	(2.9)%
_____________________________
(1)Represents the interest expense associated with the ground lease on the Courtyard New York Manhattan/Fifth Avenue, which was sold on May 1, 2026.

The decrease in interest expense was due to our mortgage debt repayments in 2025, which was offset by the amendment to our Credit Facility in July 2025 that increased our unsecured term loans by $300 million. In addition, finance lease expense decreased due to the sale of Courtyard New York Manhattan/Fifth Avenue in May 2026.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Revenue. Revenue consists of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Rooms	$371,754	$361,355	$10,399	2.9%
Food and beverage	147,946	145,669	2,277	1.6%
Other	56,748	53,549	3,199	6.0%
Total revenues	$576,448	$560,573	$15,875	2.8%

Rooms revenues increased by $10.4 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. Excluding a decrease of $6.1 million due to our 2025 and 2026 Dispositions, room revenues increased $16.5 million driven primarily by an increase in ADR, as well as higher occupancy at L'Auberge de Sedona and Cavallo Point.

The following are key hotel operating statistics for the six months ended June 30, 2026 and 2025. The operating statistics for the six months ended June 30, 2025 reflect the comparable period in 2025 to our 2026 ownership period.

	Six Months Ended June 30,
	2026	2025	% Change
Occupancy %	72.5%	71.8%	0.7%
ADR	$297.46	$286.82	3.7%
RevPAR	$215.55	$205.91	4.7%
Total RevPAR	$334.24	$320.91	4.2%

Food and beverage revenues increased $2.3 million from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily due to growth in outlet revenues, offset by a decrease of $0.5 million due to our 2025 Disposition.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $3.2 million from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily due to an increase in resort fees, offset by a decrease of $0.3 million due to our 2025 and 2026 Dispositions.

Hotel operating expenses. Hotel operating expenses consists of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Rooms	$89,305	$91,115	$(1,810)	(2.0)%
Food and beverage	96,726	96,965	(239)	(0.2)%
Other departmental and support expenses	136,782	134,005	2,777	2.1%
Management fees	13,877	12,424	1,453	11.7%
Franchise fees	19,804	19,051	753	4.0%
Property taxes	21,863	30,944	(9,081)	(29.3)%
Other property-level expenses	20,484	21,972	(1,488)	(6.8)%
Total hotel operating expenses	$398,841	$406,476	$(7,635)	(1.9)%

Our hotel operating expenses decreased $7.6 million from the six months ended June 30, 2025 to the six months ended June 30, 2026. A decrease of $5.4 million was attributable to our 2025 and 2026 Dispositions. Excluding the impact of the 2026 Disposition, hotel operating expenses decreased primarily due to property tax appeal settlements recognized in the second quarter of 2026 at our Chicago properties. Including the increase in incentive management fees, the net benefit from these settlements was $6.9 million. In addition, rooms and food and beverage expenses remained generally flat as a result of favorable labor productivity and cost controls.

Depreciation and amortization. Depreciation and amortization on our hotel buildings is generally recorded over a 40-year period subsequent to acquisition. Depreciable lives of hotel furniture, fixtures and equipment are estimated as the time period between the acquisition date and the date that the hotel furniture, fixtures and equipment will be replaced. Our depreciation and amortization expense increased $1.3 million from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily due to the renovations and rebrandings that were completed in 2025 and in the first half of 2026.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors' fees. Our corporate expenses increased $1.1 million from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily due to an increase in employee-related costs.

Interest expense. Our interest expense decreased $0.9 million from the six months ended June 30, 2025 to the six months ended June 30, 2026 and was comprised of the following (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Unsecured term loan interest	$27,149	$21,630	$5,519	25.5%
Mortgage debt interest	—	5,791	(5,791)	(100.0)%
Credit facility fees	503	620	(117)	(18.9)%
Amortization of debt issuance costs	851	1,056	(205)	(19.4)%
Finance lease expense(1)	629	929	(300)	(32.3)%
	$29,132	$30,026	$(894)	(3.0)%
_____________________________
(1)Represents the interest expense associated with the ground lease on the Courtyard New York Manhattan/Fifth Avenue, which was sold on May 1, 2026.

The decrease in interest expense was due to our mortgage debt repayments in 2025, which was mostly offset by the amendment to our Credit Facility in July 2025 that increased our unsecured term loans by $300 million. In addition, finance lease expense decreased due to the sale of Courtyard New York Manhattan/Fifth Avenue in May 2026.

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

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered in order to provide balance sheet flexibility. As of June 30, 2026, our portfolio is fully unencumbered by secured debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

We believe that we maintain a reasonable amount of debt. As of June 30, 2026, we had $1.1 billion of debt outstanding with a weighted average interest rate of 4.90%, which includes the effect of interest rate swaps, and a weighted average maturity date of approximately 3.2 years, assuming all extension options available in our debt agreements are exercised.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three and six months ended June 30, 2026.
Share Repurchase Program
In April 2026, our board of directors authorized the repurchase of up to $300 million of our common stock under a new share repurchase program effective May 1, 2026 (the “Share Repurchase Program”). This Share Repurchase Program replaced our prior $200 million share repurchase program that was authorized in May 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The Share Repurchase Program will expire on May 1, 2028. During the six months ended June 30, 2026, we repurchased 189,265 shares of common stock at an average price of $9.79 per share for a total purchase price of $1.9 million. During the six months ended June 30, 2025, we repurchased 3,097,942 shares of common stock at an average price of $7.64 per share for a total purchase price of $23.7 million under this program. As of July 30, 2026, we have $299.4 million of authorized capacity remaining under the Share Repurchase Program.

Short-Term Borrowings

We currently do not utilize short-term borrowings to meet liquidity requirements.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Seventh Amended and Restated Credit Agreement (the “Credit Facility”) that provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate capacity of the Amended Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. As of June 30, 2026, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Additional information about the Credit Facility, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of June 30, 2026, we had $106.0 million of unrestricted cash, $39.9 million of restricted cash and no outstanding borrowings on our revolving credit facility.

Our net cash provided by operations was $101.5 million for the six months ended June 30, 2026. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash used in investing activities was $10.4 million for the six months ended June 30, 2026, which consisted of $40.3 million of capital expenditures offset by $29.9 million of net proceeds from the sale of Courtyard New York Manhattan/Fifth Avenue on May 1, 2026.

Our net cash used in financing activities was $48.5 million for the six months ended June 30, 2026, which consisted of $43.7 million of distributions paid to holders of common stock and units, $2.9 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholdings obligations and $1.9 million of share repurchases.

We currently anticipate our significant sources of cash for the year ending December 31, 2026 will be net cash flow from hotel operations and potential dispositions. We expect our estimated uses of cash for the year ending December 31, 2026 will be debt service payments, potential acquisitions of hotel properties, capital expenditures, distributions to common stockholders, and corporate expenses.

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

The timing and frequency of distributions will be authorized by our board of directors and declared by us based upon a variety of factors, including our financial performance, restrictions under applicable law and our current and future loan agreements, our debt service requirements, our capital expenditure requirements, the requirements for qualification as a REIT under the Code and other factors that our board of directors may deem relevant from time to time. Information about our distributions declared and paid can be found in Note 8 to the accompanying consolidated financial statements.

During 2026, we have paid the following dividends to holders of our common stock and common OP units:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2026	December 31, 2025	$0.12
April 14, 2026	March 31, 2026	$0.09
July 14, 2026	June 30, 2026	$0.09

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement fund are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement fund under the applicable management or franchise agreement. As of June 30, 2026, we have set aside $39.8 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheets.

We have invested approximately $40.3 million on capital expenditures during the six months ended June 30, 2026. In 2026, we expect to spend between $75.0 to $85.0 million on capital expenditures. Significant projects currently planned or completed in 2026 include the following:

•Courtyard New York Manhattan/Midtown East: We completed a renovation of the hotel's guestrooms during first quarter of 2026.
•Henderson Park Inn: We completed a renovation of the hotel's guestrooms and bathrooms during the first quarter of 2026.
•Westin San Diego Bayview: We expect to commence a renovation of the hotel's entrance and lobby, including the lobby bar, during the third quarter of 2026.
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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
Net income	$90,758	$41,039	$105,291		$52,954
Interest expense	14,442	14,868	29,132		30,026
Income tax expense	1,680	991	1,726		149
Real estate related depreciation and amortization	28,841	28,156	57,381		56,048
EBITDA	135,721	85,054	193,530		139,177
Gain on sale of hotel property, net	(31,591)	—	(31,591)		—
EBITDAre	104,130	85,054	161,939		139,177
Non-cash lease expense and other amortization	1,347	1,284	2,575		2,583
Share-based compensation expense (1)	3,571	2,891	5,133		3,556
Hotel pre-opening costs	—	321	—		344
Terminated transaction costs	—	907	—		907
Other (2)	(1,158)	—	(1,158)	0	—
Adjusted EBITDA	107,890	90,457	168,489		146,567
Corporate expenses	6,598	5,655	12,782		12,003
Interest (income) and other (income) expense, net	(765)	(752)	(1,392)		(1,546)
Hotel Adjusted EBITDA	$113,723	$95,360	$179,879		$157,024

(1)For each of the three months ended June 30, 2026 and 2025, amounts include less than $0.1 million of non-cash income related to our deferred compensation plan. For the six months ended June 30, 2026 and 2025, amounts include less than $0.1 million and $0.7 million, respectively, of non-cash income related to our deferred compensation plan.
(2)Amount reflects the reversal of a previously recognized accrual related to a loss contingency.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
Net income	$90,758	$41,039		$105,291	$52,954
Real estate related depreciation and amortization	28,841	28,156		57,381	56,048
Gain on sale of hotel property, net	(31,591)	—		(31,591)	—
FFO	88,008	69,195		131,081	109,002
Distributions to preferred stockholders	—	(2,454)		—	(4,908)
FFO available to common stock and unit holders	88,008	66,741		131,081	104,094
Non-cash lease expense and other amortization	1,411	1,470		2,827	2,945
Share-based compensation expense (1)	3,571	2,891		5,133	3,556
Terminated transaction costs	—	907		—	907
Hotel pre-opening costs	—	321		—	344
Other (2)	(1,158)	—		(1,158)	—
Adjusted FFO available to common stock and unit holders	$91,832	$72,330	$—	$137,883	$111,846

(1)For each of the three months ended June 30, 2026 and 2025, amounts include less than $0.1 million of non-cash income related to our deferred compensation plan. For the six months ended June 30, 2026 and 2025, amounts include less than $0.1 million and $0.7 million, respectively, of non-cash income related to our deferred compensation plan.
(2)Amount reflects the reversal of a previously recognized accrual related to a loss contingency.

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

Inflation

Operators of hotels generally possess the ability to adjust room rates frequently, including on a daily basis, to respond to changes in market conditions and inflationary pressures, subject to previously contracted reservations. However, competitive pressures, demand elasticity, consumer spending patterns and other market factors may limit the ability of our management companies to increase room rates sufficiently to offset increases in operating costs. Inflation remains elevated relative to the Federal Reserve's long-term target, and operating costs continue to be influenced by market conditions, including labor costs, employee-related benefits, food, commodities and other materials, utilities, real estate taxes and the cost of capital improvements. Refer to “Outlook” above for additional information regarding current macroeconomic conditions.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed and to which we expect to be exposed in the future is interest rate risk. The face amount of our outstanding debt as of June 30, 2026 was $1.1 billion, all of which had a variable interest rate. Our primary sensitivity in 2026 was to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of June 30, 2026, the interest rate on $425 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. In October 2025, we entered into an additional interest rate swap for a notional amount of $50 million, effective January 4, 2027, which will partially replace a maturing swap. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $6.8 million annually.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
April 1 - April 30, 2026	141,496	$9.41	136,364	$135,696
May 1 - May 31, 2026	10,192	$10.51	9,110	$299,905
June 1 - June 30, 2026	43,940	$10.95	43,791	$299,425

(1)Through April 30, 2026, reflects the amount available under the previously approved $200 million share repurchase program. Beginning on May 1, 2026, reflects the amount available under the new share repurchase program, which authorizes us to repurchase up to $300 million of common stock. The new program will expire on May 1, 2028.
(2)Includes shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted and performance stock and issuance of deferred stock. These shares are not part of the Company's share repurchase program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed, or furnished as indicated, as part of this Form 10-Q:

Exhibit

10.1*	First Amendment to the Seventh Amended and Restated Credit Agreement

31.1*	Certification of Chief Executive Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Chief Financial Officer Required by Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

July 30, 2026

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)