Form 10-Q
period 2026-09-30
DiamondRock Hospitality Co
filed 2026-11-03
CIK 1298946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The registrant had 204,656,688 shares of its $0.01 par value common stock outstanding as of November 3, 2026.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Property and equipment, net	$2,547,000	$2,596,458
Right-of-use assets	85,876	89,041
Restricted cash	40,465	35,137
Due from hotel managers	185,451	137,787
Prepaid and other assets	98,097	77,194
Cash and cash equivalents	139,963	68,084
Total assets	$3,096,852	$3,003,701
LIABILITIES AND EQUITY
Liabilities:
Debt, net of unamortized debt issuance costs	$1,099,131	$1,098,850
Lease liabilities	96,260	87,053
Due to hotel managers	133,288	109,568
Deferred rent	80,493	77,405
Unfavorable contract liabilities, net	55,305	56,549
Accounts payable and accrued expenses	53,019	83,888
Distributions declared and unpaid	24,061	25,903
Deferred income related to key money, net	6,843	7,400
Total liabilities	1,548,400	1,546,616
Equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 204,610,975 and 203,703,182 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,046	2,037
Additional paid-in capital	2,121,886	2,114,438
Accumulated other comprehensive income (loss)	3,972	(6,381)
Distributions in excess of earnings	(584,161)	(662,209)
Total stockholders’ equity	1,543,743	1,447,885
Noncontrolling interests	4,709	9,200
Total equity	1,548,452	1,457,085
Total liabilities and equity	$3,096,852	$3,003,701

The accompanying notes are an integral part of these consolidated financial statements.
-1

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rooms	$195,451	$189,088	$567,205	$550,443
Food and beverage	72,169	67,415	220,115	213,084
Other	29,985	28,881	86,733	82,430
Total revenues	297,605	285,384	874,053	845,957
Operating Expenses:
Rooms	46,521	46,529	135,826	137,644
Food and beverage	48,998	47,181	145,724	144,146
Other departmental and support expenses	70,528	68,127	207,310	202,132
Management fees	7,921	7,096	21,798	19,520
Franchise fees	10,132	9,731	29,936	28,782
Other property-level expenses	22,921	24,967	65,268	77,883
Depreciation and amortization	28,530	28,340	85,911	84,388
Impairment losses	—	1,076	—	1,076
Corporate expenses	10,925	8,567	29,187	25,715
Total operating expenses	246,476	241,614	720,960	721,286
Interest expense	14,648	17,111	43,780	47,137
Interest (income) and other (income) expense, net	(1,264)	(2,298)	(3,858)	(4,526)
Loss (gain) on sale of hotel property, net	239	—	(31,352)	—
Loss on debt extinguishment	—	5,850	—	5,850
Income before income taxes	37,506	23,107	144,523	76,210
Income tax expense	(4,097)	(469)	(5,823)	(618)
Net income	33,409	22,638	138,700	75,592
Less: Net income attributable to noncontrolling interests	(88)	(113)	(435)	(375)
Net income attributable to the Company	33,321	22,525	138,265	75,217
Distributions to preferred stockholders	—	(2,454)	—	(7,362)
Net income attributable to common stockholders	$33,321	$20,071	$138,265	$67,855

Earnings per share:
Earnings per share available to common stockholders—basic	$0.16	$0.10	$0.67	$0.33
Earnings per share available to common stockholders—diluted	$0.16	$0.10	$0.67	$0.33

The accompanying notes are an integral part of these consolidated financial statements.
-2

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - (CONTINUED)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income	$33,409	$22,638	$138,700	$75,592
Other comprehensive income:
Unrealized gain (loss) on interest rate derivative instruments	6,514	(664)	10,075	(4,505)
Unrealized (loss) gain on Rabbi Trust assets	(39)	215	363	607
Amounts reclassified from accumulated other comprehensive income	(11)	(15)	(56)	(699)
Comprehensive income	39,873	22,174	149,082	70,995
Comprehensive income attributable to noncontrolling interests	(103)	(111)	(466)	(352)
Comprehensive income attributable to the Company	$39,770	$22,063	$148,616	$70,643

The accompanying notes are an integral part of these consolidated financial statements.
-3

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	203,703,182	$2,037	$2,114,438	$(6,381)	$(662,209)	$1,447,885	$9,200	$1,457,085
Net income	—	—	—	—	14,464	14,464	69	14,533
Unrealized gain on interest rate derivative instruments	—	—	—	1,701	—	1,701	5	1,706
Unrealized loss on Rabbi Trust assets	—	—	—	(95)	—	(95)	(1)	(96)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(22)	—	(22)	—	(22)
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	(18,688)	(18,688)	(62)	(18,750)
Share-based compensation	785,700	8	1,580	—	—	1,588	117	1,705
Shares redeemed to satisfy withholdings on vested share-based compensation	(318,978)	(3)	(2,846)	—	—	(2,849)	—	(2,849)
Redemption of Operating Partnership units	445,120	4	4,110	—	—	4,114	(4,114)	—
Other	—	—	68	—	—	68	—	68
Balance at March 31, 2026	204,615,024	$2,046	$2,117,350	$(4,797)	$(666,433)	$1,448,166	$5,214	$1,453,380
Net income	—	—	—	—	90,480	90,480	278	90,758
Unrealized gain on interest rate derivative instruments	—	—	—	1,849	—	1,849	6	1,855
Unrealized gain on Rabbi Trust assets	—	—	—	496	—	496	1	497
Amounts reclassified from accumulated other comprehensive income	—	—	—	(23)	—	(23)	—	(23)
Distributions on common stock/units ($0.09 per common share/unit)	—	—	—	—	(18,679)	(18,679)	(62)	(18,741)
Share-based compensation	86,430	1	2,995	—	—	2,996	103	3,099
Shares redeemed to satisfy withholdings on vested share-based compensation	(6,363)	—	(66)	—	—	(66)	—	(66)
Common stock repurchased and retired	(189,265)	(2)	(1,854)	—	—	(1,856)	—	(1,856)
Other	—	—	—	—	(8)	(8)	—	(8)
Balance at June 30, 2026	204,505,826	$2,045	$2,118,425	$(2,475)	$(594,640)	$1,523,355	$5,540	$1,528,895
Net income	—	—	—	—	33,321	33,321	88	33,409
Unrealized gain on interest rate derivative instruments	—	—	—	6,496	—	6,496	18	6,514
Unrealized loss on Rabbi Trust assets	—	—	—	(38)	—	(38)	(1)	(39)
Amounts reclassified from accumulated other comprehensive income	—	—	—	(11)	—	(11)	—	(11)
Distributions on common stock/units ($0.11 per common share/unit)	—	—	—	—	(22,842)	(22,842)	(65)	(22,907)
Share-based compensation	7,986	1	2,522	—	—	2,523	105	2,628
Shares redeemed to satisfy withholdings on vested share-based compensation	(2,692)	(1)	(36)	—	—	(37)	—	(37)
Redemption of Operating Partnership units	99,855	1	975	—	—	976	(976)	—
Balance at September 30, 2026	204,610,975	$2,046	$2,121,886	$3,972	$(584,161)	$1,543,743	$4,709	$1,548,452

-4

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	4,760,000	$48	207,592,210	$2,076	$2,268,521	(1,360)	$(679,050)	$1,590,235	$8,697	$1,598,932
Net income	—	—	—	—	—	—	11,857	11,857	58	11,915
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(2,535)	—	(2,535)	(13)	(2,548)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	54	—	54	—	54
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(670)	—	(670)	(3)	(673)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,781)	(16,781)	(91)	(16,872)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	1,379,495	14	1,180	—	—	1,194	108	1,302
Shares redeemed to satisfy withholdings on vested share-based compensation	—	—	(585,127)	(6)	(4,882)	—	—	(4,888)	—	(4,888)
Common stock repurchased and retired	—	—	(1,413,643)	(15)	(11,101)	—	—	(11,116)	—	(11,116)
Balance at March 31, 2025	4,760,000	$48	206,972,935	$2,069	$2,253,718	$(4,511)	$(686,428)	$1,564,896	$8,756	$1,573,652
Net income	—	—	—	—	—		40,835	40,835	204	41,039
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(1,287)	—	(1,287)	(6)	(1,293)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	336	—	336	2	338
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(11)	—	(11)	—	(11)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,674)	(16,674)	(91)	(16,765)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation		—	86,958	1	2,471	—	—	2,472	108	2,580
Common stock repurchased and retired	—	—	(1,684,299)	(17)	(12,571)	—	—	(12,588)	—	(12,588)
Balance at June 30, 2025	4,760,000	$48	205,375,594	$2,053	$2,243,618	$(5,473)	$(664,721)	$1,575,525	$8,973	$1,584,498
Net income	—	—	—	—	—		22,525	22,525	113	22,638
Unrealized loss on interest rate derivative instruments	—	—	—	—	—	(660)	—	(660)	(4)	(664)
Unrealized gain on Rabbi Trust assets	—	—	—	—	—	214	—	214	1	215
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	(15)	—	(15)	—	(15)
Distributions on common stock/units ($0.08 per common share/unit)	—	—	—	—	—	—	(16,537)	(16,537)	(90)	(16,627)
Distributions on preferred stock ($0.5156 per preferred share)	—	—	—	—	—	—	(2,454)	(2,454)	—	(2,454)
Share-based compensation	—	—	52,379	1	1,747	—	—	1,748	107	1,855
Shares redeemed to satisfy withholdings on vested share-based compensation	—	—	(24,091)	—	(165)	—	—	(165)	—	(165)
Common stock repurchased and retired	—	—	(1,500,000)	(15)	(11,800)	—	—	(11,815)	—	(11,815)
Balance at September 30, 2025	4,760,000	$48	203,903,882	$2,039	$2,233,400	$(5,934)	$(661,187)	$1,568,366	$9,100	$1,577,466

The accompanying notes are an integral part of these consolidated financial statements.
-5

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$138,700	$75,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,911	84,492
Gain on sale of hotel property, net	(31,352)	—
Loss on debt extinguishment	—	5,850
Non-cash lease expense and other amortization	3,906	3,862
Amortization of debt issuance costs	1,277	1,550
Impairment losses	—	1,076
Amortization of deferred income related to key money	(232)	(259)
Share-based compensation	7,432	5,737
Changes in assets and liabilities:
Prepaid expenses and other assets	(7,027)	(1,274)
Due to/from hotel managers	(23,708)	(15,915)
Accounts payable and accrued expenses	(652)	15,019
Net cash provided by operating activities	174,255	175,730
Cash flows from investing activities:
Capital expenditures	(59,240)	(60,941)
Net proceeds from sale of hotel property	29,871	89,023
Payment of ground lease extension	(630)	—
Net cash (used in) provided by investing activities	(29,999)	28,082
Cash flows from financing activities:
Mortgage debt principal payments	—	(295,808)
Proceeds from senior unsecured term loan	—	300,000
Draws on senior unsecured credit facility	—	60,000
Repayments of senior unsecured credit facility	—	(60,000)
Payment of financing costs	—	(11,574)
Distributions on common stock and units	(62,241)	(81,868)
Distributions on preferred stock	—	(7,362)
Repurchases of common stock	(1,856)	(35,519)
Shares redeemed to satisfy tax withholdings on vested share-based compensation	(2,952)	(5,053)
Net cash used in financing activities	(67,049)	(137,184)
Net increase in cash, cash equivalents, and restricted cash	77,207	66,628
Cash, cash equivalents, and restricted cash at beginning of period	103,221	128,789
Cash, cash equivalents, and restricted cash at end of period	$180,428	$195,417

The accompanying notes are an integral part of these consolidated financial statements.
-6

DIAMONDROCK HOSPITALITY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Flow Information:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest	$41,945	$43,972
Cash paid for income taxes, net	$4,827	$726
Non-cash investing and financing activities:
Unpaid dividends and distributions declared	$24,061	$17,430
Accrued capital expenditures	$2,733	$3,934
Right-of-use asset upon lease commencement	$10,384	$—
Lease liability upon lease commencement	$13,086	$—
Redemption of Operating Partnership units for common stock	$5,090	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the amount shown within the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$139,963	$68,084
Restricted cash	40,465	35,137
Total cash, cash equivalents and restricted cash	$180,428	$103,221

The accompanying notes are an integral part of these consolidated financial statements.
-7

DIAMONDROCK HOSPITALITY COMPANY

Notes to the Consolidated Financial Statements
(Unaudited)

1. Organization

DiamondRock Hospitality Company (the “Company”, “we” or "our") is a lodging-focused real estate company that owns a portfolio of premium hotels and resorts. As of September 30, 2026, we owned 34 hotels with 9,400 guest rooms. Our portfolio is concentrated in major urban markets and destination resort locations. We are an owner, as opposed to an operator, of the hotels in our portfolio. As an owner, we receive all operating profits or losses generated by our hotels after we pay fees to the hotel managers and hotel brands, which are based on the revenues and profitability of the hotels. Each hotel is uniquely positioned to maximize the cash flow and value; accordingly, nearly 40% of our portfolio is operated as an independent hotel and the remainder is operated under a brand owned by one of the leading global lodging brand companies.

We are a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We conduct our business through a traditional umbrella partnership real estate investment trust, or UPREIT, in which our hotel properties are owned by our operating partnership, DiamondRock Hospitality Limited Partnership, or subsidiaries of our operating partnership. The Company is the sole general partner of our operating partnership and owned 99.7% of the limited partnership units (“common OP units”) of our operating partnership as of September 30, 2026. The remaining 0.3% of the common OP units are held by third parties and executive officers of the Company. See Note 8 for additional disclosures related to common OP units.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). We have condensed or omitted certain disclosures normally included in annual financial statements presented in accordance with U.S. GAAP; however, we believe the disclosures made are adequate to prevent the information presented from being misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025. In our opinion, the accompanying consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and/or dispositions of hotel properties.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

3. Property and Equipment

Property and equipment consists of the following (in thousands):

-8

	September 30, 2026	December 31, 2025
Land	$570,419	$570,386
Land improvements	2,400	2,400
Buildings and site improvements	2,875,393	2,877,236
Furniture, fixtures and equipment	236,348	222,001
Construction in progress	17,235	16,096
	3,701,795	3,688,119
Less: accumulated depreciation	(1,154,795)	(1,091,661)
	$2,547,000	$2,596,458

As of September 30, 2026 and December 31, 2025, we had accrued capital expenditures of $2.7 million and $2.5 million, respectively. During the three and nine months ended September 30, 2025, we recorded an impairment loss of $1.1 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment loss was recorded during the three and nine months ended September 30, 2026.

4. Hotel Dispositions

On May 1, 2026, we sold the Courtyard New York Manhattan/Fifth Avenue for $33.0 million. We received net proceeds of $29.9 million from the transaction, which included customary working capital and other closing adjustments. During the nine months ended September 30, 2026, we recognized a pre-tax gain on sale of $31.4 million.

5. Debt

The following table sets forth information regarding the Company’s debt (dollars in thousands):

			Principal Balance as of
Loan	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Term 1 Loan	SOFR + 1.35% (1)	January 2028 (2)	$500,000	$500,000
Term 3 Loan	SOFR + 1.35% (1)	January 2029 (2)	300,000	300,000
Term 2 Loan	SOFR + 1.35% (1)	January 2030	300,000	300,000
Senior unsecured credit facility	SOFR + 1.40%	January 2030 (2)	—	—
Total debt			1,100,000	1,100,000
Unamortized debt issuance costs (3)			(869)	(1,150)
Debt, net of unamortized debt issuance costs			$1,099,131	$1,098,850
Weighted-Average Interest Rate (4)	5.07%
_____________________________
(1)As of September 30, 2026, the interest rate on the portion of variable-rate debt subject to interest rate swaps was 4.91%, and the interest rate on the remaining variable-rate debt was 5.22%.
(2)Maturity date may be extended for two additional six-month periods upon the payment of applicable fees and the satisfaction of certain customary conditions.
(3)Excludes debt issuance costs related to the revolving credit facility, which are included within Prepaid and Other Assets on the accompanying consolidated balance sheets.
(4)Includes the effect of interest rate swaps. See Note 6 for additional disclosures on interest rate swaps.

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Seventh Amended and Restated Credit Agreement (the “Credit Facility”) that provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate capacity of the Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. As of September 30, 2026, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.
-9

Interest is paid on the periodic advances on the Revolving Credit Facility and amounts outstanding on the term loans at varying rates, based upon the Secured Overnight Financing Rate (“SOFR”), as defined in the Credit Facility, plus an applicable margin. The applicable margin is based upon our leverage ratio, as follows:

Leverage Ratio	Applicable Margin for Revolving Loans	Applicable Margin for Term Loans
Less than 30%	1.40%	1.35%
Greater than or equal to 30% but less than 35%	1.45%	1.40%
Greater than or equal to 35% but less than 40%	1.50%	1.45%
Greater than or equal to 40% but less than 45%	1.60%	1.55%
Greater than or equal to 45% but less than 50%	1.80%	1.75%
Greater than or equal to 50% but less than 55%	1.95%	1.85%
Greater than or equal to 55%	2.25%	2.20%

The Credit Facility contains various financial covenants. A summary of the most significant covenants is as follows:

		Actual at
	Covenant	September 30, 2026
Maximum leverage ratio (1)	60%	22.0%
Minimum fixed charge coverage ratio (2)	1.50x	4.65x
Secured recourse indebtedness	Less than 45% of Total Asset Value	None
Maximum unencumbered leverage ratio	60%	28.8%
Minimum unencumbered implied debt service coverage ratio	1.20x	2.60x
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

The components of the Company’s interest expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unsecured term loan interest	$13,887	$14,223	$41,036	$35,853
Mortgage debt interest	—	1,414	—	7,205
Credit facility fees	279	504	782	1,124
Amortization of debt issuance costs	426	494	1,277	1,550
Finance lease expense (1)	56	476	$685	$1,405
	$14,648	$17,111	$43,780	$47,137
_____________________________
(1)Represents interest expense related to the Courtyard New York Manhattan/Fifth Avenue ground lease, which was sold on May 1, 2026, and the L’Auberge de Sedona lease. Following a July 2026 extension of the lease term, the L’Auberge de Sedona lease was reclassified from an operating lease to a finance lease.

6. Derivatives

We have the following derivatives (dollars in thousands):

-10

							Fair Value of Assets (Liabilities)
Hedged Debt	Type	Fixed Rate	Index	Effective Date	Maturity Date	Notional Amount	September 30, 2026	December 31, 2025
Unsecured term loans	Swap	3.36%	SOFR	March 1, 2023	January 1, 2028	$75,000	$1,048	$(138)
Unsecured term loans	Swap	3.50%	SOFR	March 1, 2023	January 1, 2027	$75,000	97	(82)
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	565	(4)
Unsecured term loans	Swap	3.27%	SOFR	October 1, 2024	January 1, 2028	$37,500	565	(4)
Unsecured term loans	Swap	3.07%	SOFR	January 2, 2025	January 1, 2027	$25,000	60	80
Unsecured term loans	Swap	3.25%	SOFR	January 2, 2025	January 1, 2026	$75,000	—	1
Unsecured term loans	Swap	3.29%	SOFR	January 2, 2026	January 1, 2029	$75,000	2,176	(11)
Unsecured term loans	Swap	3.07%	SOFR	January 4, 2027	January 1, 2029	$50,000	1,570	155
Unsecured term loans	Swap	3.83%	SOFR	June 25, 2026	January 2, 2030	$50,000	1,271	—
Unsecured term loans	Swap	3.83%	SOFR	June 25, 2026	January 2, 2030	$50,000	1,268	—
Unsecured term loans	Swap	4.00%	SOFR	August 12, 2026	January 2, 2029	$50,000	689	—
Unsecured term loans	Swap	3.93%	SOFR	August 13, 2026	January 2, 2029	$50,000	762	—
							$10,071	$(3)

Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the nine months ended September 30, 2026, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

The table below details the location in the consolidated financial statements of the gains and losses recognized related to derivative financial instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Effect of derivative instruments	Location in Statements of Operations and Comprehensive Income	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income	Unrealized gain (loss) on interest rate derivative instruments	$6,514	$(664)	$10,075	$(4,505)
Interest (income) for derivatives that were designated as cash flow hedges	Interest expense	$(174)	$(847)	$(673)	$(2,485)

During the next 12 months, we estimate that $4.1 million will be reclassified from other comprehensive income as a decrease to interest expense.

7. Fair Value Measurements

The fair value of certain financial assets and liabilities and other financial instruments is as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Debt	$1,099,131	$1,100,000	$1,098,850	$1,100,000
_____________________________
(1)The carrying amount of debt is net of unamortized debt issuance costs.

We have determined that the fair values of debt and interest rate swaps are classified as Level 2 measurements within the fair value hierarchy. We estimate the fair value of the interest rate swaps based on the interest rate yield curve and implied market volatility as inputs and adjusted for the counterparty’s credit risk. We concluded the inputs for the credit risk valuation adjustment are Level 3 inputs; however, these inputs are not significant to the fair value measurement in its entirety.

The fair values of our other financial instruments not included in the table above are estimated to be equal to their carrying amount.

-11

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

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the nine months ended September 30, 2026.

In April 2026, our board of directors authorized the repurchase of up to $300 million of our common stock under a new share repurchase program effective May 1, 2026 (the “Share Repurchase Program”). The Share Repurchase Program replaced our prior $200 million share repurchase program that was authorized in May 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The Share Repurchase Program will expire on May 1, 2028. During the nine months ended September 30, 2026, we repurchased 189,265 shares of common stock at an average price of $9.79 per share for a total purchase price of $1.9 million. During the nine months ended September 30, 2025, we repurchased 4,597,942 shares of common stock at an average price of $7.71 per share for a total purchase price of $35.5 million under our prior $200 million share repurchase program. As of November 3, 2026, we have $299.4 million of authorized capacity remaining under the Share Repurchase Program.

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

On December 31, 2025, we redeemed all 4,760,000 outstanding shares of our 8.250% Series A Cumulative Redeemable Preferred Stock. As of September 30, 2026 and December 31, 2025, we had no preferred stock issued or outstanding.

Operating Partnership Units

In connection with our acquisition of Cavallo Point, The Lodge at the Golden Gate in December 2018, we issued 796,684 common OP units to third parties, otherwise unaffiliated with the Company, then valued at $11.76 per unit. Each common OP unit is redeemable at the option of the holder. Holders of common OP units have certain redemption rights, which enable them to cause our operating partnership to redeem their units in exchange for cash per unit equal to the market price of our common stock, at the time of redemption, or, at our option, for shares of our common stock on a one-for-one basis, subject to adjustment upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions. As of September 30, 2026, there were 421,244 common OP units still outstanding; the other 375,440 common OP units issued in connection with the acquisition have been converted to common stock.

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

There were 543,096 and 1,041,362 common OP units held by third parties and executive officers of the Company as of September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, 544,975
-12

common OP units were redeemed and converted to common stock. There were 46,709 and 93,418 unvested LTIP units outstanding as of September 30, 2026 and December 31, 2025, respectively.

Dividends and Distributions

During 2026, we paid the following dividends to holders of our common stock and common OP units:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2026	December 31, 2025	$0.12
April 14, 2026	March 31, 2026	$0.09
July 14, 2026	June 30, 2026	$0.09
October 14, 2026	September 30, 2026	$0.11

9. Equity Incentive Plans

We are authorized to issue up to 7,900,000 shares of our common stock under our 2024 Equity Incentive Plan (the “2024 Plan”), of which we have issued or committed to issue 4,114,300 shares as of September 30, 2026. Shares underlying awards that are granted under the 2024 Plan that are forfeited, canceled, reacquired prior to vesting, satisfied without the issuance of stock or otherwise terminated (other than by exercise), including shares tendered or held back upon settlement of an award, other than a stock option or stock appreciation right, to cover the tax withholding will be added back to the shares available for issuance under the 2024 Plan.

Restricted Stock Awards

Restricted stock awards issued to our officers and employees generally vest over a three to five year period from the date of grant based on continued employment. We measure compensation expense for the restricted stock awards based upon the fair market value of our common stock at the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. A summary of our restricted stock awards from January 1, 2026 to September 30, 2026 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	841,105	$8.49
Granted	471,563	9.92
Vested	(424,935)	8.68
Unvested balance at September 30, 2026	887,733	$9.16

The total unvested restricted stock awards as of September 30, 2026 are expected to vest as follows: 418,056 during 2027, 315,950 during 2028, and 153,727 during 2029. As of September 30, 2026, the unrecognized compensation cost related to restricted stock awards was $6.0 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 24 months. We recorded $0.9 million and $3.0 million of compensation expense related to restricted stock awards for the three and nine months ended September 30, 2026, respectively. We recorded $0.9 million and $2.3 million of compensation expense related to restricted stock awards for the three and nine months ended September 30, 2025, respectively.

Performance Stock Units

Performance stock units (“PSUs”) are restricted stock units that generally vest three years from the date of grant. Each executive officer is granted a target number of PSUs (the “PSU Target Award”). For PSUs granted in 2025 and 2026, the actual number of shares of common stock issued to each executive officer is based on the Company’s achievement of certain levels of total stockholder return relative to the total stockholder return of a peer group of publicly-traded lodging REITs measured over a three-year performance period. There is no payout of shares of our common stock if our total stockholder return falls below the 30th percentile of the total stockholder returns of the peer group. The maximum number of shares of common stock issued to an executive officer is equal to 300% of the PSU Target Award and is earned if our total stockholder return is equal to or
-13

greater than the 90th percentile of the total stockholder returns of the peer group. There are limitations on the number of PSUs earned if the Company’s total stockholder return is negative for the performance period.

We measure compensation expense for the PSUs based upon the fair market value of the award at the grant date. Compensation expense is recognized on a straight-line basis over the vesting period and is included in corporate expenses in the accompanying consolidated statements of operations and comprehensive income. The grant date fair value is determined using a Monte Carlo simulation performed by a third-party valuation firm. The determination of the grant-date fair values of our outstanding PSUs as of September 30, 2026 included the following assumptions:

Award Grant Date	Volatility	Risk-Free Rate	Total Stockholder Return PSUs	Hotel Market Share PSUs (1)
August 9, 2022	73.3%	3.20%	$9.65	$9.32
May 7, 2024	36.5%	4.64%	$8.03	$8.72
March 3, 2025	32.0%	3.93%	$10.53	N/A
March 30, 2026	27.7%	3.83%	$10.27	N/A
_____________________________
(1)There were no hotel market share PSUs granted in 2025 and 2026.

A summary of our PSUs from January 1, 2026 to September 30, 2026 is as follows:

	Number of Target Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	1,467,411	$9.31
Granted	501,598	10.27
Additional units from dividends	38,971	11.78
Vested (1)	(399,570)	9.01
Unvested balance at September 30, 2026	1,608,410	$9.74
_____________________________
(1)The number of shares of common stock earned for the PSUs vested in 2026 was equal to 102.21% of the PSU Target Award.

The total unvested PSUs as of September 30, 2026 are expected to vest as follows: 443,584 during 2027, 650,774 during 2028, and 514,052 during 2029. The number of shares earned upon vesting is subject to the attainment of the performance targets described above. As of September 30, 2026, the unrecognized compensation cost related to the PSUs was $7.6 million and is expected to be recognized on a straight-line basis over a weighted average period of 23 months. We recorded $1.6 million and $3.4 million of compensation expense related to the PSUs for the three and nine months ended September 30, 2026, respectively. We recorded $0.9 million and $2.2 million of compensation expense related to the PSUs for the three and nine months ended September 30, 2025, respectively.

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
A summary of our LTIP units from January 1, 2026 to September 30, 2026 is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested balance at January 1, 2026	93,418	$8.90
Vested (1)	(46,709)	8.90
Unvested balance at September 30, 2026	46,709	$8.90
-14

_____________________________
(1)As of September 30, 2026, all vested LTIP units have achieved economic parity with common OP units and have been converted to common OP units.

The remaining 46,709 unvested LTIP units as of September 30, 2026 are all expected to vest during 2027. As of September 30, 2026, the unrecognized compensation cost related to LTIP unit awards was $0.2 million and the weighted-average period over which the unrecognized compensation expense will be recorded is approximately 8 months. We recorded $0.1 million and $0.3 million of compensation expense related to LTIP unit awards for both the three and nine months ended September 30, 2026 and 2025, respectively.

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

There were no nonemployee director awards granted during the three months ended September 30, 2026 and 2025, and thus no compensation expense was recognized during these periods. During the nine months ended September 30, 2026, we granted a total of 75,271 nonemployee director awards at a grant date fair value of $10.23. We recorded $0.8 million and $0.9 million of compensation expense related to nonemployee director awards for the nine months ended September 30, 2026 and 2025, respectively.

10. Earnings Per Share

The following is a reconciliation of the calculation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders (in thousands)	$33,321	$20,071	$138,265	$67,855
Denominator:
Weighted-average number of common shares outstanding—basic	205,168,563	205,407,644	204,905,719	206,896,023
Effect of dilutive securities:
Unvested restricted common stock	388,323	186,459	321,699	187,326
Shares related to unvested PSUs	1,860,661	798,831	1,778,957	835,157
Weighted-average number of common shares outstanding—diluted	207,417,547	206,392,934	207,006,375	207,918,506
Earnings per share:
Earnings per share available to common stockholders—basic	$0.16	$0.10	$0.67	$0.33
Earnings per share available to common stockholders—diluted	$0.16	$0.10	$0.67	$0.33

The common OP units held by the noncontrolling interest holders have been excluded from the denominator of the basic and diluted EPS calculation as there would be no effect on the amounts since the common OP units’ share of income or loss would also be added or subtracted to derive net income available to common stockholders.

11. Segment Reporting

    We have one reportable segment, which is hotel ownership. The hotel ownership segment is mostly comprised of upper upscale and luxury chain scale hotels that offer hotel rooms, food and beverage and other ancillary guest services. The Company’s chief operating decision maker (“CODM”) is the Executive Committee which includes: 1) the Chief Executive
-15

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

The following table presents revenues for our hotel ownership segment reconciled to our consolidated amounts and Hotel Adjusted EBITDA reconciled to consolidated net income (in thousands):

-16

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Hotel ownership revenue	$297,605	$285,384	$874,053	$845,957
Total consolidated revenue	297,605	285,384	874,053	845,957

Significant expenses:
Rooms expense	46,521	46,529	135,826	137,644
Food and beverage expense	48,998	47,181	145,724	144,146
Other departmental and support expenses	70,528	68,127	207,310	202,132
Management fees(2)	8,319	7,492	22,990	20,711
Franchise fees	10,132	9,731	29,936	28,782
Property taxes	12,690	14,560	34,553	45,504
Total significant expenses	197,188	193,620	576,339	578,919

Other segment expenses:
Other hotel expenses(1)	8,730	8,596	26,148	26,846

Hotel Adjusted EBITDA:	91,687	83,168	271,566	240,192

Non-cash lease expense and other amortization	1,331	1,279	3,906	3,862
Hotel pre-opening and manager transition items	—	135	—	479
Loss on debt extinguishment	—	5,850	—	5,850
Depreciation and amortization	28,530	28,340	85,911	84,388
Corporate expenses	10,696	8,567	28,656	25,715
Interest expense	14,648	17,111	43,780	47,137
Interest income	(1,215)	(2,202)	(2,419)	(3,785)
Impairment loss	—	1,076	—	1,076
Other (income) expense, net	(48)	(95)	(1,439)	(740)
Loss (gain) on sale of hotel, net	239	—	(31,352)	—
Income tax expense	4,097	469	5,823	618
Consolidated net income:	$33,409	$22,638	$138,700	$75,592
_____________________________
(1)Other hotel expenses is principally comprised of cash payments for leases and property insurance.
(2)Excludes the amortization of unfavorable management contracts.

The following table presents total assets for our hotel ownership segment, reconciled to total consolidated assets (in thousands):

	September 30, 2026	December 31, 2025
Hotel ownership	$2,906,272	$2,908,811
All other	190,580	94,890
Total assets	$3,096,852	$3,003,701

Total capital expenditures related to our hotel ownership segment were $18.3 million and $55.3 million for the three and nine months ended September 30, 2026, respectively. Total capital expenditures related to our hotel ownership segment were $19.7 million and $60.9 million for the three and nine months ended September 30, 2025, respectively.

12. Commitments and Contingencies
-17

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

13. Subsequent Events

On October 1, 2026, we completed the acquisition of The Bellmoor Inn & Spa, a 79-room hotel located in Rehoboth Beach, Delaware, for $31.0 million. The acquisition was funded with corporate cash. We had paid a $1.5 million nonrefundable deposit related to this acquisition, which was included in Prepaid and other assets on our consolidated balance sheet as of September 30, 2026.

-18

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•negative developments in the economy, including, but not limited to elevated interest rates, persistent inflation and related increased costs, job loss or growth trends, an increase in unemployment, other macroeconomic effects due to global instability or conflict or a decrease in corporate earnings and investment;
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

Overview

DiamondRock Hospitality Company is a self-managed and self-administered lodging-focused REIT that owns a portfolio of premium hotels and resorts. As of September 30, 2026, we owned a portfolio of 34 premium hotels and resorts that contain 9,400 guest rooms located in 26 different markets in the United States. The markets that we target for ownership are those that we believe align with our strategic objectives, which include those in destination markets with constrained supply trends, those that provide geographic diversity relative to our existing portfolio, and those we consider to have high demand growth potential.
-19

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

Our strategy is to apply aggressive asset management, prudent financial strategy, and disciplined capital allocation to high quality lodging properties in U.S. urban and resort markets with superior growth prospects and high barriers-to-entry. Our goal is to drive long-term stockholder returns that exceed those generated by our peers by growing free cash flow through disciplined capital allocation, including reinvestment in our portfolio and capital recycling, while returning capital through share repurchases and dividends.

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

-20

•Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”), Adjusted EBITDA, and Hotel Adjusted EBITDA; and

•Funds From Operations (“FFO”) and Adjusted FFO.

Occupancy, ADR, RevPAR, and Total RevPAR are commonly used measures within the hotel industry to evaluate operating performance. RevPAR, which is calculated as the product of ADR and occupancy percentage, and Total RevPAR, which is calculated as total revenues divided by room nights available, are important statistics for monitoring operating performance at the individual hotel level and across our portfolio. We evaluate individual hotel RevPAR and Total RevPAR performance relative to forecast and prior periods, as well as against local market benchmarks, including competitive set performance and RevPAR Index trends. Room revenue comprised approximately 65% of our total revenues for the nine months ended September 30, 2026 and is dictated by demand, as measured by occupancy percentage, pricing, as measured by ADR, and our available supply of hotel rooms.

Our ADR, occupancy percentage, RevPAR, and Total RevPAR performance may be impacted by macroeconomic factors such as U.S. economic conditions generally, inflation, interest rates, tariffs, regional and local employment growth, personal income and corporate earnings, office vacancy rates and business relocation decisions, airport and other business and leisure travel, increased use of lodging alternatives, new hotel construction and the pricing strategies of our competitors. In addition, our ADR, occupancy percentage, RevPAR, and Total RevPAR performance is dependent on the continued success of our hotels’ global brands and our hotel operators.

We also use EBITDA, EBITDAre, Adjusted EBITDA, Hotel Adjusted EBITDA, FFO and Adjusted FFO as measures of the financial performance of our business. See “Non-GAAP Financial Measures” for further discussion on these financial measures.

Outlook

The outlook for the remainder of 2026 remains subject to economic, geopolitical and market uncertainty, including evolving conditions in the Middle East, persistent inflationary pressures, labor market conditions, elevated interest rates, increased borrowing costs, market volatility, and uncertainty regarding future monetary policy and capital market conditions. Travel demand remained strong through the first nine months of 2026, contributing to growth in occupancy, ADR and hotel revenues across many of our markets. While performance varied by property and customer segment, lodging fundamentals remained favorable and supported continued growth in operating results. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, future results of operations and cash flow, which remain dependent on future developments and subject to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

Our Hotels

The following table sets forth certain operating information for the nine months ended September 30, 2026 for each of our hotels owned during the period.
-21

Property	Location	Number of Rooms	Occupancy (%)	ADR ($)	RevPAR ($)	Total RevPAR ($)	% Change from 2025 Total RevPAR
Chicago Marriott Downtown Magnificent Mile	Chicago, Illinois	1,200	68.7%	$265.42	$182.46	$298.24	6.8%
Westin Boston Seaport District	Boston, Massachusetts	793	85.3%	281.13	239.74	380.38	6.0%
Salt Lake City Marriott Downtown at City Creek	Salt Lake City, Utah	510	73.1%	211.38	154.57	213.64	6.2%
Worthington Renaissance Fort Worth Hotel	Fort Worth, Texas	504	68.6%	207.75	142.57	263.81	(2.7)%
Westin San Diego Bayview	San Diego, California	436	80.8%	233.86	189.05	256.51	2.4%
Westin Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	432	74.5%	260.27	193.83	401.28	(4.8)%
The Dagny Boston	Boston, Massachusetts	403	84.6%	332.37	281.06	306.78	9.2%
The Hythe Vail	Vail, Colorado	344	58.9%	437.48	257.57	410.12	(3.2)%
Courtyard New York Manhattan/Midtown East	New York, New York	321	83.7%	346.35	289.87	298.3	0.4%
Atlanta Marriott Alpharetta	Atlanta, Georgia	318	63.9%	171.14	109.43	156.56	(0.1)%
The Gwen Hotel	Chicago, Illinois	311	74.5%	345.97	257.85	381.07	6.4%
Hilton Garden Inn New York/Times Square Central	New York, New York	282	92.3%	254.90	235.31	263.27	0.2%
Embassy Suites by Hilton Bethesda	Bethesda, Maryland	272	69.4%	174.42	121.02	140.99	4.6%
Henderson Beach Resort	Destin, Florida	270	65.0%	421.42	274.08	527.97	12.1%
AC Hotel Minneapolis Downtown	Minneapolis, Minnesota	245	61.5%	159.71	98.17	113.94	2.7%
Hotel Champlain Burlington	Burlington, Vermont	252	67.9%	221.62	150.51	217.31	(5.7)%
Hotel Palomar Phoenix	Phoenix, Arizona	242	75.1%	238.44	179.08	296.28	16.1%
Bourbon Orleans Hotel	New Orleans, Louisiana	220	67.5%	237.62	160.41	219.9	5.6%
Hotel Clio	Denver, Colorado	199	78.9%	335.79	265.00	427.49	1.9%
Courtyard New York Manhattan/Fifth Avenue (1)	New York, New York	189	92.9%	252.33	234.30	243.94	(0.1)%
L’Auberge de Sedona	Sedona, Arizona	158	67.9%	713.83	484.79	832.57	38.1%
Margaritaville Beach House Key West	Key West, Florida	186	84.0%	386.10	324.50	438.57	1.0%
The Lodge at Sonoma Resort	Sonoma, California	182	72.1%	428.69	309.01	485.37	(0.1)%
Courtyard Denver Downtown	Denver, Colorado	177	81.0%	221.05	179.05	202.62	5.7%
The Lindy Renaissance Charleston Hotel	Charleston, South Carolina	167	89.6%	347.40	311.10	403.33	2.7%
Kimpton Shorebreak Huntington Beach Resort	Huntington Beach, California	157	82.3%	323.06	265.98	379.93	(0.5)%
Cavallo Point, The Lodge at the Golden Gate	Sausalito, California	142	71.8%	608.85	437.19	1,117.48	24.1%
Chico Hot Springs Resort & Day Spa	Pray, Montana	117	61.5%	238.88	146.94	345.08	(7.5)%
Havana Cabana Key West	Key West, Florida	106	73.6%	251.20	184.84	275.97	(2.5)%
Tranquility Bay Beachfront Resort	Marathon, Florida	103	73.2%	580.82	425.08	544.19	(6.2)%
Hotel Emblem San Francisco	San Francisco, California	96	77.4%	225.20	174.31	209.62	32.4%
Kimpton Shorebreak Fort Lauderdale Beach Resort	Fort Lauderdale, Florida	96	71.8%	212.99	152.84	294.25	1.0%
The Landing Lake Tahoe Resort & Spa	South Lake Tahoe, California	82	65.6%	456.65	299.37	529.5	3.4%
Lake Austin Spa Resort	Austin, Texas	40	53.9%	974.75	524.95	1,322.11	(2.4)%
Henderson Park Inn	Destin, Florida	37	71.3%	654.12	466.19	789.11	10.3%
TOTAL/WEIGHTED AVERAGE		9,589	74.2%	$295.01	$219.04	$337.54	4.9%
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

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The operating results are not directly comparable for the three months ended September 30, 2026 and 2025 due to the sale of Courtyard New York Manhattan/Fifth Avenue on May 1, 2026 (the “2026 Disposition”).

Revenue. Revenue consists of the following (dollars in thousands):
-22

	Three Months Ended September 30,		Change
	2026	2025	$	%
Rooms	$195,451	$189,088	$6,363	3.4%
Food and beverage	72,169	67,415	4,754	7.1%
Other	29,985	28,881	1,104	3.8%
Total revenues	$297,605	$285,384	$12,221	4.3%

Rooms revenues increased by $6.4 million from the three months ended September 30, 2025 to the three months ended September 30, 2026. Excluding a decrease of $5.6 million due to our 2026 Disposition, room revenues increased $11.9 million as a result of increases in both ADR and occupancy. The increase was primarily attributable to higher transient revenue, reflecting growth in both business and leisure demand, and to a lesser extent, an increase in group revenue. The most significant contributors to the increase were Chicago Marriott Downtown Magnificent Mile, L’Auberge de Sedona, and The Dagny Boston.

The following are key hotel operating statistics for the three months ended September 30, 2026 and 2025. The operating statistics for the three months ended September 30, 2025 reflect the comparable period in 2025 to our 2026 ownership period.

	Three Months Ended September 30,
	2026	2025	% Change
Occupancy %	77.8%	75.8%	2.0%
ADR	$290.46	$279.91	3.8%
RevPAR	$226.01	$212.06	6.6%
Total RevPAR	$344.13	$323.24	6.5%

Food and beverage revenues increased $4.8 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to growth in banquet and catering revenue, driven by increased group spending, and higher outlet revenue.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $1.1 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to an increase in resort fees.

Hotel operating expenses. Hotel operating expenses consist of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Rooms	$46,521	$46,529	$(8)	0.0%
Food and beverage	48,998	47,181	1,817	3.9%
Other departmental and support expenses	70,528	68,127	2,401	3.5%
Management fees	7,921	7,096	825	11.6%
Franchise fees	10,132	9,731	401	4.1%
Property taxes	12,690	14,560	(1,870)	(12.8)%
Other property-level expenses	10,231	10,407	(176)	(1.7)%
Total hotel operating expenses	$207,021	$203,631	$3,390	1.7%

Our hotel operating expenses increased $3.4 million from the three months ended September 30, 2025 to the three months ended September 30, 2026. Excluding a decrease of $4.1 million due to our 2026 Disposition, hotel operating expenses increased $7.5 million primarily due to higher labor and direct costs resulting from an increase in occupancy. These increases were partially offset by a benefit of $0.9 million from a prior year property tax appeal settlement recognized at the Worthington Renaissance Fort Worth Hotel during the three months ended September 30, 2026.

Depreciation and amortization. Our depreciation and amortization expense increased $0.2 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to the renovations and rebrandings that were completed in 2025 and in the first half of 2026.
-23

Impairment losses. During the three months ended September 30, 2025, we recorded an impairment loss of $1.1 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment losses were recorded during the three months ended September 30, 2026.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $2.4 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to an increase in employee-related costs.

Interest expense. Our interest expense decreased $2.5 million from the three months ended September 30, 2025 to the three months ended September 30, 2026 and was comprised of the following (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Unsecured term loan interest	$13,887	$14,223	$(336)	(2.4)%
Mortgage debt interest	—	1,414	(1,414)	(100.0)%
Credit facility fees	279	504	(225)	(44.6)%
Amortization of debt issuance costs	426	494	(68)	(13.8)%
Finance lease expense(1)	56	476	(420)	(88.2)%
	$14,648	$17,111	$(2,463)	(14.4)%
_____________________________
(1)Represents interest expense related to the Courtyard New York Manhattan/Fifth Avenue ground lease, which was sold on May 1, 2026, and the L’Auberge de Sedona lease. Following a July 2026 extension of the lease term, the L’Auberge de Sedona lease was reclassified from an operating lease to a finance lease.

The decrease in interest expense was due to our mortgage debt repayments in 2025. In addition, finance lease expense decreased due to the sale of Courtyard New York Manhattan/Fifth Avenue in May 2026.

Interest (income) and other (income) expense. Interest income and other income decreased $1.0 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to a reduction in interest income resulting from a lower average cash balance during the 2026 period compared to the 2025 period.

Loss (gain) on sale of hotel property. During the three months ended September 30, 2026, we recognized a pre-tax loss of $0.2 million related to proration adjustments for the sale of the Courtyard New York Manhattan/Fifth Avenue. No loss on sale of hotel property was recorded for the three months ended September 30, 2025.

Loss on debt extinguishment. During the three months ended September 30, 2025, we recognized a loss on debt extinguishment of $5.9 million related to the refinancing of our Credit Facility in July 2025. No loss on debt extinguishment was recorded for the three months ended September 30, 2026.

Income taxes. Income taxes increased $3.6 million from the three months ended September 30, 2025 to the three months ended September 30, 2026, primarily due to higher federal and state taxable income generated by our TRSs.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The operating results are not directly comparable for the nine months ended September 30, 2026 and 2025 due to the sale of The Westin Washington, D.C. City Center on February 19, 2025 (the “2025 Disposition”) and the 2026 Disposition.

Revenue. Revenue consists of the following (dollars in thousands):
-24

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Rooms	$567,205	$550,443	$16,762	3.0%
Food and beverage	220,115	213,084	7,031	3.3%
Other	86,733	82,430	4,303	5.2%
Total revenues	$874,053	$845,957	$28,096	3.3%

Rooms revenues increased by $16.8 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. Excluding the $11.7 million decrease attributable to our 2025 and 2026 Dispositions, room revenues increased $28.5 million driven by increases in both ADR and occupancy. The increase was primarily driven by higher transient demand across the business and leisure segments, as well as higher group revenue. The most significant contributors to the increase were L’Auberge de Sedona, Chicago Marriott Downtown Magnificent Mile, and Cavallo Point, The Lodge at the Golden Gate.

The following are key hotel operating statistics for the nine months ended September 30, 2026 and 2025. The operating statistics for the nine months ended September 30, 2025 reflect the comparable period in 2025 to our 2026 ownership period.

	Nine Months Ended September 30,
	2026	2025	% Change
Occupancy %	74.2%	73.1%	1.1%
ADR	$295.01	$284.43	3.7%
RevPAR	$219.04	$207.97	5.3%
Total RevPAR	$337.54	$321.69	4.9%

Food and beverage revenues increased $7.0 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to growth in outlet revenue and banquet and catering revenue, driven by increased group spend, offset by a decrease of $0.5 million due to our 2025 Disposition.

Other revenues, which primarily represent spa, parking, resort fees and attrition and cancellation fees, increased by $4.3 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to an increase in resort fees and, to a lesser extent, higher attrition and cancellation fees, offset by a decrease of $0.4 million due to our 2025 and 2026 Dispositions.

Hotel operating expenses. Hotel operating expenses consist of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Rooms	$135,826	$137,644	$(1,818)	(1.3)%
Food and beverage	145,724	144,146	1,578	1.1%
Other departmental and support expenses	207,310	202,132	5,178	2.6%
Management fees	21,798	19,520	2,278	11.7%
Franchise fees	29,936	28,782	1,154	4.0%
Property taxes	34,553	45,504	(10,951)	(24.1)%
Other property-level expenses	30,715	32,379	(1,664)	(5.1)%
Total hotel operating expenses	$605,862	$610,107	$(4,245)	(0.7)%

Our hotel operating expenses decreased $4.2 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026. Excluding a decrease of $9.4 million attributable to our 2025 and 2026 Dispositions, hotel operating expenses increased $5.2 million primarily due to higher departmental and support expenses associated with increased occupancy. These increases were partially offset by prior year property tax appeal settlements recognized in the second quarter of 2026 at our Chicago properties. Including the increase in incentive management fees, the net benefit from these settlements was $6.9 million. During the nine months ended September 30, 2026, we also recognized a benefit of $0.9 million from a prior year property tax appeal settlement at the Worthington Renaissance Fort Worth Hotel.

Depreciation and amortization. Our depreciation and amortization expense increased $1.5 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to the renovations and rebrandings that were completed in 2025 and in the first half of 2026.

Impairment losses. During the nine months ended September 30, 2025, we recorded an impairment loss of $1.1 million related to the write-off of construction in progress that was determined not to be recoverable. No impairment losses were recorded during the nine months ended September 30, 2026.

Corporate expenses. Corporate expenses principally consist of employee-related costs, including payroll, bonus, restricted stock and benefits. Corporate expenses also include corporate operating costs, professional fees and directors’ fees. Our corporate expenses increased $3.5 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to an increase in employee-related costs.

Interest expense. Our interest expense decreased $3.4 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 and was comprised of the following (dollars in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Unsecured term loan interest	$41,036	$35,853	$5,183	14.5%
Mortgage debt interest	—	7,205	(7,205)	(100.0)%
Credit facility fees	782	1,124	(342)	(30.4)%
Amortization of debt issuance costs	1,277	1,550	(273)	(17.6)%
Finance lease expense(1)	685	1,405	(720)	(51.2)%
	$43,780	$47,137	$(3,357)	(7.1)%
_____________________________
(1)Represents interest expense related to the Courtyard New York Manhattan/Fifth Avenue ground lease, which was sold on May 1, 2026, and the L’Auberge de Sedona lease. Following a July 2026 extension of the lease term, the L’Auberge de Sedona lease was reclassified from an operating lease to a finance lease.

The decrease in interest expense was due to our mortgage debt repayments in 2025, which were mostly offset by the amendment to our Credit Facility in July 2025 that increased our unsecured term loans by $300 million. In addition, finance lease expense decreased due to the sale of Courtyard New York Manhattan/Fifth Avenue in May 2026.

Interest (income) and other (income) expense. Interest income and other income decreased $0.7 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to a reduction in interest income resulting from a lower average cash balance during the 2026 period compared to the 2025 period, partially offset by the reversal of a previously recognized loss contingency accrual.

Loss (gain) on sale of hotel property. During the nine months ended September 30, 2026, we recognized a pre-tax gain of $31.4 million related to the sale of the Courtyard New York Manhattan/Fifth Avenue on May 1, 2026. No gain on sale of hotel property was recorded for the nine months ended September 30, 2025.

Loss on debt extinguishment. During the nine months ended September 30, 2025, we recognized a loss on debt extinguishment of $5.9 million related to the refinancing of our Credit Facility in July 2025. No loss on debt extinguishment was recorded for the nine months ended September 30, 2026.

Income taxes. Income taxes increased $5.2 million from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to higher federal and state taxable income generated by our TRSs and the impact of the release of the valuation allowance on our TRSs’ federal deferred tax asset in 2025, after which the use of federal net operating loss carryforwards no longer reduced income tax expense.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay debt service, operating expenses, ground lease payments, capital expenditures directly associated with our hotels, any share repurchases, and distributions to our common stockholders.

Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels, renovations and other capital expenditures that need to be made periodically to our hotels, debt service, debt maturities, ground lease payments, share repurchases, and distributions to our common stockholders. We expect to meet our short- and long-term liquidity requirements through various sources of capital, including cash provided by operations, borrowings, issuances of additional equity, and proceeds from property dispositions, and we anticipate that these sources will provide adequate capital for the next 12 months and beyond. Our ability to incur additional debt is dependent upon a number of factors, including the state of the credit markets, our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Our ability to raise capital through the issuance of additional equity and/or debt securities is also dependent on a number of factors including the current state of the capital markets, investor sentiment and our intended use of proceeds. We may need to raise additional capital if we identify acquisition opportunities that meet our investment objectives and require liquidity in excess of existing cash balances. Our ability to raise funds through the issuance of equity securities depends on, among other things, general market conditions for hotel companies and REITs and market perceptions about us.

Our Financing Strategy

Since our formation in 2004, we have been committed to a conservative capital structure with prudent leverage. Our outstanding debt consists of unsecured term loans and periodic borrowings on our senior unsecured credit facility. We have a preference to maintain a significant portion of our portfolio as unencumbered in order to provide balance sheet flexibility. As of September 30, 2026, our portfolio is fully unencumbered by secured debt. We expect that our strategy will enable us to maintain a balance sheet with an appropriate amount of debt throughout all phases of the lodging cycle. We believe that it is prudent to reduce the inherent risk of highly cyclical lodging fundamentals through a low leverage capital structure.

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

We believe that we maintain a reasonable amount of debt. As of September 30, 2026, we had $1.1 billion of debt outstanding with a weighted average interest rate of 5.07%, which includes the effect of interest rate swaps, and a weighted average maturity date of approximately 2.8 years, assuming all extension options available in our debt agreements are exercised.

Information about our financing activities is available in Note 5 to the accompanying consolidated financial statements.

ATM Program

In August 2024, our board of directors approved an “at-the-market” equity offering program (the “ATM Program”), pursuant to which we may issue and sell shares of our common stock from time to time, having an aggregate offering price of up to $200.0 million. No shares were sold under the ATM Program during the three and nine months ended September 30, 2026.
Share Repurchase Program
In April 2026, our board of directors authorized the repurchase of up to $300 million of our common stock under a new share repurchase program effective May 1, 2026 (the “Share Repurchase Program”). This Share Repurchase Program replaced our prior $200 million share repurchase program that was authorized in May 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including price and general business and market conditions. The Share Repurchase Program does not obligate us to acquire any particular amount of shares, and may be suspended or discontinued at any time at our discretion. The Share Repurchase Program will expire on May 1, 2028. During the nine months ended September 30, 2026, we repurchased 189,265 shares of common stock at an average price of $9.79 per share for a total purchase price of $1.9 million. During the nine months ended September 30, 2025, we repurchased 4,597,942 shares of common stock at an average price of $7.71 per share for a total purchase price of $35.5 million under our prior $200 million share repurchase program. As of November 3, 2026, we have $299.4 million of authorized capacity remaining under the Share Repurchase Program.

Short-Term Borrowings

We currently do not utilize short-term borrowings to meet liquidity requirements.
-27

Senior Unsecured Credit Facility and Unsecured Term Loans

We are party to a Seventh Amended and Restated Credit Agreement (the “Credit Facility”) that provides for a $400.0 million revolving credit facility (the “Revolving Credit Facility”) and three term loan facilities in the aggregate amount of $1.1 billion. The Revolving Credit Facility matures on January 22, 2030. The term loan facilities consist of a $500.0 million term loan that matures on January 3, 2028 (the “Term 1 Loan”), a $300.0 million term loan that matures January 22, 2030 (the “Term 2 Loan”) and a $300.0 million term loan that matures on January 22, 2029 (the “Term 3 Loan”). The maturity date of the Revolving Credit Facility, Term 1 Loan and Term 3 Loan may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain standard conditions. We have the right to increase the aggregate capacity of the Credit Facility to $1.8 billion upon the satisfaction of certain standard conditions. As of September 30, 2026, we had $400.0 million of borrowing capacity under the Revolving Credit Facility.

Additional information about the Credit Facility, including a summary of significant covenants, can be found in Note 5 to the accompanying consolidated financial statements.

Sources and Uses of Cash

As of September 30, 2026, we had $140.0 million of unrestricted cash, $40.5 million of restricted cash and no outstanding borrowings on our Revolving Credit Facility.

Our net cash provided by operations was $174.3 million for the nine months ended September 30, 2026. Our cash from operations generally consists of the net cash flow from hotel operations, offset by cash paid for corporate expenses, interest payments, and other working capital changes.

Our net cash used in investing activities was $30.0 million for the nine months ended September 30, 2026, which consisted of $59.2 million of capital expenditures and $0.6 million of ground lease extension payments, offset by $29.9 million of net proceeds from the sale of Courtyard New York Manhattan/Fifth Avenue on May 1, 2026.

Our net cash used in financing activities was $67.0 million for the nine months ended September 30, 2026, which consisted of $62.2 million of distributions paid to holders of common stock and units, $3.0 million paid to repurchase shares upon the vesting of restricted stock for the payment of tax withholding obligations and $1.9 million of share repurchases.

We currently anticipate our significant sources of cash for the year ending December 31, 2026 will be net cash flow from hotel operations and potential dispositions. We expect our estimated uses of cash for the year ending December 31, 2026 will be debt service payments, acquisitions of hotel properties, capital expenditures, distributions to holders of our common stock and common OP units, and corporate expenses.

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

During 2026, we have paid the following dividends to holders of our common stock and common OP units:

Payment Date	Record Date	Dividend per Share/Unit
January 14, 2026	December 31, 2025	$0.12
April 14, 2026	March 31, 2026	$0.09
July 14, 2026	June 30, 2026	$0.09
October 14, 2026	September 30, 2026	$0.11

Capital Expenditures

The management and franchise agreements for each of our hotels provide for the establishment of separate property improvement reserves to cover, among other things, the cost of replacing and repairing furniture, fixtures and equipment at our hotels and other routine capital expenditures. Contributions to the property improvement reserve are calculated as a percentage of hotel revenues. In addition, we may be required to pay for the cost of certain additional improvements that are not permitted to be funded from the property improvement reserve under the applicable management or franchise agreement. As of September 30, 2026, we have set aside $40.4 million for capital projects in property improvement reserves, which are included in restricted cash on our consolidated balance sheets.

We have invested $59.2 million on capital improvements during the nine months ended September 30, 2026. We currently expect to invest approximately $75.0 to $80.0 million on capital improvements at our hotels in 2026. Significant projects in 2026 include the following:

•Courtyard New York Manhattan/Midtown East: We completed a guestroom renovation during the first quarter of 2026.
•Henderson Park Inn: We completed a renovation of the guestrooms and bathrooms during the first quarter of 2026.
•Westin San Diego Bayview: We began a renovation of the hotel’s entrance, lobby, and lobby bar, during the third quarter of 2026 and expect to complete the project in the first quarter of 2027.
•Atlanta Marriott Alpharetta: We expect to begin a guestroom renovation during the fourth quarter of 2026 and expect to complete the project in the first quarter of 2027.

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
-29

financial measures, provide a more complete understanding of factors and trends affecting our business than could be obtained absent this disclosure. We strongly encourage investors to review our financial information in its entirety and not to rely on a single financial measure.

EBITDA and EBITDAre

EBITDA represents net income (calculated in accordance with U.S. GAAP) excluding: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; and (3) depreciation and amortization. The Company computes EBITDAre in accordance with the National Association of Real Estate Investment Trusts (“Nareit”) guidelines, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate.” EBITDAre represents net income (calculated in accordance with U.S. GAAP) adjusted for: (1) interest expense; (2) provision for income taxes, including income taxes applicable to sale of assets; (3) depreciation and amortization; (4) gains or losses on the disposition of depreciated property including gains or losses on change of control; (5) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate; and (6) adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.

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

Adjustments to EBITDAre and FFO

We adjust EBITDAre and FFO when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA and Adjusted FFO when combined with U.S. GAAP net income, EBITDAre and FFO, is beneficial to an investor’s complete understanding of our consolidated and property-level operating performance. We adjust EBITDAre and FFO for the following items:

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

The following table is a reconciliation of our U.S. GAAP net income to EBITDA, EBITDAre, Adjusted EBITDA and Hotel Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$33,409	$22,638	$138,700	$75,592
Interest expense	14,648	17,111	43,780	47,137
Income tax expense	4,097	469	5,823	618
Real estate related depreciation and amortization	28,530	28,340	85,911	84,388
EBITDA	80,684	68,558	274,214	207,735
Impairment losses	—	1,076	—	1,076
Loss (gain) on sale of hotel property, net	239	—	(31,352)	—
EBITDAre	80,923	69,634	242,862	208,811
Non-cash lease expense and other amortization	1,331	1,279	3,906	3,862
Share-based compensation expense (1)	2,569	2,035	7,702	5,591
Hotel pre-opening costs	—	135	—	479
Terminated transaction costs	—	151	—	1,058
Loss on debt extinguishment	—	5,850	—	5,850
Other (2)	—	—	(1,158)	—
Adjusted EBITDA	84,823	79,084	253,312	225,651
Corporate expenses	8,117	6,365	20,899	18,368
Interest (income) and other (income) expense, net	(1,253)	(2,281)	(2,645)	(3,827)
Hotel Adjusted EBITDA	$91,687	$83,168	$271,566	$240,192

(1)For each of the three months ended September 30, 2026 and 2025, amounts include less than $0.1 million of non-cash income related to our deferred compensation plan. For the nine months ended September 30, 2026 and 2025, amounts include less than $0.1 million and $0.7 million, respectively, of non-cash income related to our deferred compensation plan.
(2)Amount reflects the reversal of a previously recognized accrual related to a loss contingency.

The following table is a reconciliation of our U.S. GAAP net income to FFO and Adjusted FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$33,409	$22,638	$138,700	$75,592
Real estate related depreciation and amortization	28,530	28,340	85,911	84,388
Impairment losses	—	1,076	—	1,076
Loss (gain) on sale of hotel property, net	239	—	(31,352)	—
FFO	62,178	52,054	193,259	161,056
Distributions to preferred stockholders	—	(2,454)	—	(7,362)
FFO available to common stock and unit holders	62,178	49,600	193,259	153,694
Non-cash lease expense and other amortization	1,335	1,472	4,162	4,417
Share-based compensation expense (1)	2,569	2,035	7,702	5,591
Terminated transaction costs	—	151	—	1,058
Loss on debt extinguishment	—	5,850	—	5,850
Hotel pre-opening costs	—	135	—	479
Other (2)	—	—	(1,158)	—
Adjusted FFO available to common stock and unit holders	$66,082	$59,243	$203,965	$171,089

(1)For each of the three months ended September 30, 2026 and 2025, amounts include less than $0.1 million of non-cash income related to our deferred compensation plan. For the nine months ended September 30, 2026 and 2025, amounts include less than $0.1 million and $0.7 million, respectively, of non-cash income related to our deferred compensation plan.
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

Inflation

Operators of hotels generally possess the ability to adjust room rates frequently, including on a daily basis, to respond to changes in market conditions and inflationary pressures, subject to previously contracted reservations. However, competitive pressures, demand elasticity, consumer spending patterns and other market factors may limit the ability of our management companies to increase room rates sufficiently to offset increases in operating costs. Inflationary pressures persist, and operating costs continue to be influenced by market conditions, including labor costs, employee-related benefits, food, commodities and other materials, utilities, real estate taxes, and the costs associated with capital improvements. Refer to “Outlook” above for additional information regarding current macroeconomic conditions.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business strategies, the primary market risk to which we are currently exposed and to which we expect to be exposed in the future is interest rate risk. The face amount of our outstanding debt as of September 30, 2026 was $1.1 billion, all of which had a variable interest rate. Our primary sensitivity in 2026 was to changes in one-month Secured Overnight Financing Rate (“SOFR”), as the interest rates on our variable-rate indebtedness were based on this benchmark rate. We use interest rate swaps in order to maintain what we believe to be an appropriate level of exposure to interest rate variability. As of September 30, 2026, the interest rate on $525 million of our variable-rate indebtedness had been effectively fixed through the use of interest rate swaps. In October 2025, we entered into an additional interest rate swap for a notional amount of $50 million, effective January 4, 2027, which will partially replace two maturing swaps. We receive one-month SOFR and pay a fixed rate for all of our interest rate swaps. If market interest rates on our unhedged variable rate debt fluctuate by 100 basis points, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows, by $5.8 million annually.

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
-34

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

Item 1A.Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the
year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (1)
July 1 - July 31, 2026	—	$—	—	$299,425
August 1 - August 31, 2026	—	$—	—	$299,425
September 1 - September 30, 2026	2,692	$13.38	—	$299,425

(1)Reflects the amount available under our share repurchase program, which was announced on April 30, 2026 and authorizes us to repurchase up to $300 million of common stock. The program will expire on May 1, 2028.
(2)Includes shares surrendered to the Company by employees for payment of tax withholding obligations in connection with the vesting of restricted and performance stock and issuance of deferred stock. These shares are not part of the Company’s share repurchase program.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
-36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DiamondRock Hospitality Company

November 3, 2026

/s/ Briony R. Quinn
Briony R. Quinn
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Stephen M. Spierto
Stephen M. Spierto
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)
-37